Form 10-Q
period 2015-03-31
Enviva Partners, LP
filed 2015-06-08
CIK 1592057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

☐                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 001-37363

Enviva Partners, LP

(Exact name of registrant as specified in its charter)

Delaware	46-4097730
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

7200 Wisconsin Ave, Suite 1000
Bethesda, MD	20814
(Address of principal executive offices)	(Zip code)

(301) 657-5560

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 1, 2015, 11,905,138 common units and 11,905,138 subordinated units were outstanding.

ENVIVA PARTNERS, LP
QUARTERLY REPORT ON FORM 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q (this “Quarterly Report”) may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•                  the amount of products that we are able to produce, which could be adversely affected by, among other things, operating difficulties;

•                  the volume of products that we are able to sell;

•                  the price at which we are able to sell products;

•                  changes in the price and availability of natural gas, coal or other sources of energy;

•                  changes in prevailing economic conditions;

•                  our ability to complete acquisitions, including acquisitions from our sponsor;

•                  unanticipated ground, grade or water conditions;

•                  inclement or hazardous weather conditions, including extreme precipitation, temperatures and flooding;

•                  environmental hazards;

•                  fires, explosions or other accidents;

•                  changes in domestic and foreign laws and regulations (or the interpretation thereof) related to renewable or low-carbon energy, the forestry products industry or power generators;

•                  inability to acquire or maintain necessary permits;

•                  inability to obtain necessary production equipment or replacement parts;

•                  technical difficulties or failures;

•                  labor disputes;

•                  late delivery of raw materials;

•                  inability of our customers to take delivery or their rejection of a delivery of products;

•                  changes in the price and availability of transportation; and

•                  our ability to borrow funds and access capital markets.

All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements.

GLOSSARY OF TERMS

biomass: any organic biological material, derived from living organisms, that stores energy from the sun.

CIF: Cost, Insurance and Freight. Where a contract for the sale of goods contains CIF shipping terms, the seller is obligated to pay the costs and freight necessary to bring the goods to the named port of destination, but title and risk of loss is transferred from the seller to the buyer when the goods pass the ship’s rail in the port of shipment.

co-fire: the combustion of two different types of materials at the same time. For example, biomass is sometimes co-fired in existing coal plants instead of new or converted biomass plants.

cost pass-through: a mechanism in commercial contracts that passes costs through to the purchaser.

dry bulk: describes commodities which are shipped in large, unpackaged amounts.

FOB: Free On Board. Where a contract for the sale of goods contains FOB shipping terms, the seller completes delivery when the goods pass the ship’s rail at the named port of shipment, and the buyer must bear all costs and risk of loss from such point.

GAAP: Generally Accepted Accounting Principles in the United States.

MT: metric ton, which is equivalent to 1,000 kilograms. One MT equals 1.1023 short tons.

MTPY: metric tons per year.

net calorific value: the amount of usable heat energy released when a fuel is burned completely and the heat contained in the water vapor generated by the combustion process is not recovered. The European power industry typically uses net calorific value as the means of expressing fuel energy.

off-take agreement or contract: an agreement between a producer of a resource and a buyer of a resource to purchase a certain volume of the producer’s future production.

ramp or ramp-up: a period of time of increasing production following the startup of a plant or completion of a project.

Schedule K-1: an income tax document used to report the incomes, losses and dividends of a business’s partners and prepared for each partner individually.

stumpage: the price paid to the underlying timber resource owner for the raw material.

utility-grade wood pellets: wood pellets meeting minimum requirements generally specified by industrial consumers and produced and sold in sufficient quantities to satisfy industrial-scale consumption.

weighted average remaining term: the average of the remaining terms of our customer contracts, with each agreement weighted by the amount of product to be delivered each year under such agreement.

wood fiber: cellulosic elements that are extracted from trees and used to make various materials, including paper. In North America, wood fiber is primarily extracted from hardwood (deciduous) trees and softwood (coniferous) trees.

wood pellets: energy-dense, low-moisture and uniformly-sized units of wood fuel produced from processing various wood resources or byproducts.

PART I — FINANCIAL INFORMATION

Item 1.                                 Financial Statements

ENVIVA PARTNERS, LP

Balance Sheets

	March 31, 2015	December 31, 2014
	(unaudited)	(audited)

Assets	$—	$—
Total assets	$—	$—
Partners’ capital:
Limited partners’ capital	$1,000	$1,000
Receivable from partner	(1,000)	(1,000)
Total partners’ capital	$—	$—

See accompanying notes to unaudited balance sheets.

ENVIVA PARTNERS, LP

Notes to Balance Sheets

(Unaudited)

(1)                                 Description of Business and Basis of Presentation

The accompanying unaudited balance sheets of Enviva Partners, LP (the “Partnership”) have been prepared in connection with the completed initial public offering (the “IPO”) of common units representing limited partner interests in the Partnership (see Note 2, Initial Public Offering). The Partnership is a Delaware limited partnership formed on November 12, 2013 as a wholly-owned subsidiary of Enviva Holdings, LP (the “sponsor”). Prior to the closing of the IPO on May 4, 2015, the sponsor contributed to the Partnership its interests in Enviva, LP (the “Predecessor”), Enviva GP, LLC, which is the general partner of the Predecessor, and Enviva Cottondale Acquisition II, LLC, which was the owner of Enviva Pellets Cottondale, LLC. The primary assets contributed to the Partnership by the sponsor included five industrial-scale wood pellet production plants and a wholly-owned deep-water terminal and long-term contractual arrangements to sell the wood pellets produced at the plants to third parties.

In connection with the closing of the Senior Secured Credit Facilities (as defined below) (see Note 3, Senior Secured Credit Facilities), on April 9, 2015, the Partnership, the Predecessor and the sponsor executed a series of transactions that were accounted for as common control transactions and are referred to as the “Reorganization”.

•                  Under a Contribution Agreement, the Predecessor conveyed 100% of the issued and outstanding limited liability company interest in Enviva Pellets Southampton, LLC, which owns a wood pellet production plant in Southampton County, Virginia (the “Southampton plant”), to a joint venture between the sponsor and Hancock Natural Resource Group, Inc. and certain other affiliates of John Hancock Life Insurance Company (the “Hancock JV”);

•                  Under a separate Contribution Agreement by and among the sponsor, Enviva MLP Holdco, LLC, Enviva Cottondale Acquisition I, LLC, the Predecessor and the Partnership, the parties executed the following transactions:

•                  The Predecessor distributed cash and cash equivalents of $1.7 million and accounts receivable of $2.4 million to the sponsor;

•                  The sponsor contributed 100% of its limited liability company interest in Enviva Cottondale Acquisition II, LLC to the Partnership;

•                  The sponsor contributed its interest in the Predecessor and Enviva GP, LLC to the Partnership;

•                  The Partnership used $82.2 million of the proceeds from borrowings under the Senior Secured Credit Facilities to repay all outstanding indebtedness under the Predecessor’s $120.0 million senior secured credit facilities (the “Prior Senior Secured Credit Facilities”) and related accrued interest (see Note 3, Senior Secured Credit Facilities).

Until April 9, 2015, Enviva MLP Holdco, LLC, a wholly-owned subsidiary of the sponsor, was the owner of the Predecessor. Until April 9, 2015, Enviva Cottondale Acquisition I, LLC, a wholly-owned subsidiary of the sponsor, was the owner of Enviva Cottondale Acquisition II, LLC, the former owner of Enviva Pellets Cottondale, LLC, which owns a wood pellet production plant in Cottondale, Florida (the “Cottondale plant”) and was acquired by the sponsor on January 5, 2015. As a result of the Reorganization, the Partnership became the owner of the Predecessor, Enviva GP, LLC and Enviva Cottondale Acquisition II, LLC.

On April 9, 2015, the Partnership entered into a Master Biomass Purchase and Sale Agreement pursuant to which the Hancock JV sells to the Partnership, on a fixed-price basis, wood pellets sourced from the production at the Southampton plant. The purchased wood pellets from the Hancock JV are sold to the Partnership’s customers under existing off-take contracts.

In connection with the closing of the IPO, under a Contribution Agreement by and among the sponsor, Enviva MLP Holdco, LLC, Enviva Cottondale Acquisition I, LLC, the Predecessor and the Partnership, Enviva Cottondale Acquisition II, LLC merged into the Partnership and the Partnership contributed its interest in Enviva Pellets Cottondale, LLC to the Predecessor.

ENVIVA PARTNERS, LP

Notes to Balance Sheets

(Unaudited)

The Predecessor was organized as a Delaware limited partnership on March 18, 2010. The Predecessor supplies utility-grade wood pellets to major power generators under long-term, take-or-pay off-take contracts. The Predecessor acquires wood fiber from landowners and other suppliers, dries and processes that fiber into wood pellets at industrial-scale production plants and transports those products to deep-water marine terminals where they are stored and then distributed to customers. Wood pellets are sold principally to Northern European power generators who use them as a substitute fuel for coal in dedicated biomass or co-fired coal power plants. Through April 9, 2014, the Predecessor operated five industrial-scale wood pellet production plants located in the Mid-Atlantic and Gulf Coast regions of the United States. Wood pellets are exported from a wholly-owned deep-water marine terminal in Chesapeake, Virginia and from a third-party deep-water marine terminal in Mobile, Alabama under a long-term contract.

The sponsor acquired Green Circle Bio Energy, Inc. (“Green Circle”), which owned the Cottondale plant, in January 2015 and contributed it to the Partnership in April 2015. Prior to such contribution, the sponsor converted Green Circle into a Delaware limited liability company and changed the name of the entity to “Enviva Pellets Cottondale, LLC.” Production from the plant is exported from a third-party terminal in Panama, City, Florida, under a long-term contract.

The unaudited balance sheets were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited balance sheets include all adjustments and accruals that are necessary for a fair presentation of the results of all interim periods presented herein and are of a normal recurring nature. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in the prospectus of Enviva Partners, LP dated April 28, 2015, as filed with the SEC on April 29, 2015.

ENVIVA PARTNERS, LP

Notes to Balance Sheets

(Unaudited)

(2)                                 Initial Public Offering

On May 4, 2015, the Partnership completed an initial public offering of 11,500,000 common units representing limited partner interests in the Partnership at a price to the public of $20.00 per unit ($18.80 per common unit, net of the underwriting discount) and constituting approximately 48.3% of the Partnership’s outstanding limited partner interests. The IPO was made pursuant to a registration statement on Form S-1 originally filed on October 27, 2014, as amended (Registration No. 333-199625), that was declared effective by the SEC on April 28, 2015. On April 29, 2015, the underwriters exercised their option to purchase an additional 1,500,000 common units. The net proceeds from the IPO of approximately $215.1 million after deducting the underwriting discount and structuring fee were used to (i) repay intercompany indebtedness related to the acquisition of Green Circle in the amount of approximately $83.0 million and (ii) distribute approximately $86.7 million to the sponsor related to its contribution of assets to the Partnership in connection with the IPO, with the Partnership retaining $45.4 million for general partnership purposes, including offering expenses.

The sponsor owns 51.7% of the Partnership’s limited partner interests through 405,138 common units and all of the Partnership’s subordinated units, as well as the incentive distribution rights.

(3)                                 Senior Secured Credit Facilities

On April 9, 2015, the Partnership entered into a Credit Agreement (the “Credit Agreement”) providing for $199.5 million aggregate principal amount of senior secured credit facilities (the “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities consist of (i) $99.5 million aggregate principal amount of Tranche A-1 advances, (ii) $75.0 million aggregate principal amount of Tranche A-2 advances and (iii) up to $25.0 million aggregate principal amount of revolving credit commitments. The Partnership will also be able to request loans under incremental facilities under the Credit Agreement on the terms and conditions and in the maximum aggregate principal amounts set forth therein, provided that lenders provide commitments to make loans under such incremental facilities.

The Senior Secured Credit Facilities mature in April 2020. Borrowings under the Senior Secured Credit Facilities bear interest, at the Partnership’s option, at either a base rate plus an applicable margin or at a Eurodollar rate (with a 1.00% floor for term loan borrowings) plus an applicable margin. The applicable margin is (i) for Tranche A-1 base rate borrowings, 3.10% through April 2017, 2.95% thereafter through April 2018 and 2.80% thereafter, and for Tranche A-1 Eurodollar rate borrowings, 4.10% through April 2017, 3.95% thereafter through April 2018 and 3.80% thereafter and (ii) 3.25% for Tranche A-2 base rate borrowings and revolving facility base rate borrowings and 4.25% for Tranche A-2 Eurodollar rate borrowings and revolving facility Eurodollar rate borrowings. The applicable margin for revolving facility borrowings will be reduced by 0.50% if the Total Leverage Ratio (as defined below) is less than or equal to 2.00:1.00. During the continuance of an event of default, overdue amounts under the Senior Secured Credit Facilities will bear interest at 2.00% plus the otherwise applicable interest rate.

The Partnership borrowed the full amount of the Tranche A-1 and Tranche A-2 facilities at the closing of the Credit Agreement. A portion of the proceeds from borrowings under the Tranche A-1 and Tranche A-2 facilities was used to repay all outstanding indebtedness under the Prior Senior Secured Credit Facilities and related accrued interest. The remaining portion of the proceeds was used to make a distribution to the sponsor. Borrowings under the revolving facility may be used for working capital requirements and general partnership purposes, including the issuance of letters of credit.

The Senior Secured Credit Facilities include customary lender and agency fees, including a 1.00% fee that was paid to the lenders at the closing of the Credit Agreement and a commitment fee payable on undrawn revolving

ENVIVA PARTNERS, LP

Notes to Balance Sheets

(Unaudited)

facility commitments of 0.50% per annum (subject to a stepdown to 0.375% per annum if the Total Leverage Ratio is less than or equal to 2.00:1.00). Letters of credit issued under the revolving facility are subject to a fee calculated at the applicable margin for revolving facility Eurodollar rate borrowings.

Interest is payable quarterly for loans bearing interest at the base rate and at the end of the applicable interest period for loans bearing interest at the Eurodollar rate. The principal amount of the Tranche A-1 facility is payable in quarterly installments of 0.50% through March 2017, 0.75% thereafter through March 2018 and 1.25% thereafter, in each case subject to a quarterly increase of 0.50% during each year if less than 75% of the aggregate projected production capacity of the wood pellet production plants for the two-year period beginning on January 1 of such year is contracted to be sold during such period pursuant to certain qualifying off-take contracts. The principal amount of the Tranche A-2 facility is payable in equal quarterly installments of 0.25%. No amortization is required with respect to the principal amount of the revolving facility. All outstanding amounts under the Senior Secured Credit Facilities will be due and the letter of credit commitments will terminate on the maturity date or upon earlier prepayment or acceleration.

The Partnership is required to make mandatory prepayments of the Senior Secured Credit Facilities with the proceeds of certain asset sales and debt incurrences. The Partnership may voluntarily prepay the Senior Secured Credit Facilities in whole or in part at any time without premium or penalty, except that prepayments of any portion of the Tranche A-1 or Tranche A-2 facilities made in connection with a repricing transaction (as well as any repricing of the Senior Secured Credit Facilities) prior to the six-month anniversary of the Credit Agreement closing date will incur a premium of 1.00% of amounts prepaid (or repriced).

The Credit Agreement contains certain covenants, restrictions and events of default including, but not limited to, a change of control restriction and limitations on the Partnership’s ability to (i) incur indebtedness, (ii) pay dividends or make other distributions, (iii) prepay, redeem or repurchase certain debt, (iv) make loans and investments, (v) sell assets, (vi) incur liens, (vii) enter into transactions with affiliates, (viii) consolidate or merge and (ix) assign certain material contracts to third parties or unrestricted subsidiaries. The Partnership will be restricted from making distributions if an event of default exists under the Credit Agreement or if the interest coverage ratio (determined as the ratio of consolidated EBITDA to consolidated interest expense, determined quarterly) is less than 2.25:1.00 at such time.

Pursuant to the Credit Agreement, the Partnership is required to maintain, as of the last day of each fiscal quarter, a ratio of total debt to consolidated EBITDA (“Total Leverage Ratio”) of not more than a maximum ratio, initially set at 4.25:1.00 and stepping down to 3.75:1.00 during the term of the Credit Agreement; provided that the maximum permitted Total Leverage Ratio will be increased by 0.50:1.00 for the period from the consummation of certain qualifying acquisitions through the end of the second full fiscal quarter thereafter.

The obligations under the Credit Agreement are guaranteed by certain of the Partnership’s subsidiaries and secured by liens on substantially all of the Partnership’s assets.

(4)                                 Management Services Agreement

On April 9, 2015, the Partnership, Enviva Partners GP, LLC, the general partner of the Partnership, the Predecessor, Enviva GP, LLC and certain subsidiaries of the Predecessor (collectively, the “Service Recipients”) entered into a five-year Management Services Agreement (the “New MSA”) with Enviva Management Company, LLC (the “Provider”), a subsidiary of Enviva Holdings, LP, pursuant to which the Provider provides the Service Recipients with general administrative and management services and other similar services (the “Services”). Under the terms of the New MSA, the Service Recipients are required to reimburse the Provider the amount of all direct or indirect, internal or third-party expenses incurred, including without limitation: (i) the portion of the salary and benefits of the employees engaged in providing the Services reasonably allocable to the Service Recipients; (ii) the charges and expenses of any third party retained to provide any portion of the Services; (iii) office rent and expenses and other overhead costs incurred in connection with, or reasonably allocable to, providing the Services; (iv) amounts related to the payment of taxes related to the business of the Service Recipients; and (v) costs and expenses incurred in connection with the formation, capitalization, business or other activities of the Provider pursuant to the New MSA.

ENVIVA PARTNERS, LP

Notes to Balance Sheets

(Unaudited)

Direct or indirect, internal or third-party expenses incurred are either directly identifiable or allocated to the Partnership by the Provider. The general method used to allocate these expenses is established through the annual budgeting process. The Provider estimates the percentage of salary, benefits, third-party costs, office rent and expenses and any other overhead costs associated with the Services to be provided to the Partnership. Each month, the Provider allocates the actual costs accumulated in the financial accounting system based on the estimated budgeted percentage for each type of cost. The Provider charges the Partnership for any directly identifiable costs such as goods or services provided at the Partnership’s request.

ENVIVA, LP AND SUBSIDIARIES (PREDECESSOR)

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2015	December 31, 2014
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$5,646	$592
Accounts receivable, net of allowance for doubtful accounts of $64 in 2015 and $61 in 2014	24,560	21,998
Inventories	18,633	18,064
Restricted cash	7,640	11,640
Deferred issuance costs	4,952	4,052
Prepaid expenses and other current assets	1,470	1,734
Total current assets	62,901	58,080

Property, plant and equipment, net of accumulated depreciation of $45.6 million in 2015 and $40.9 million in 2014	312,276	316,259
Intangible assets, net of accumulated amortization of $1.1 million in 2015 and $1.0 million in 2014	695	722
Goodwill	4,879	4,879
Debt issuance costs, net of accumulated amortization of $3.4 million in 2015 and $3.0 million in 2014	3,247	3,594
Other long-term assets	715	955
Total assets	$384,713	$384,489

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$7,257	$4,013
Related party payable	5,639	2,354
Accrued liabilities	8,864	8,159
Deferred revenue	79	60
Current portion of interest payable	15	73
Current portion of long-term debt and capital lease obligations	9,514	10,237
Total current liabilities	31,368	24,896

Long-term debt and capital lease obligations	77,960	83,838
Interest payable	616	572
Interest rate swap derivatives	124	101
Other long-term liabilities	548	554
Total liabilities	110,616	109,961
Commitments and contingencies

Partners’ capital:
Capital attributable to Enviva Holdings, LP	271,072	271,495
Noncontrolling partners’ interests	3,025	3,033
Total partners’ capital	274,097	274,528
Total liabilities and partners’ capital	$384,713	$384,489

See accompanying notes to unaudited condensed consolidated financial statements

ENVIVA, LP AND SUBSIDIARIES (PREDECESSOR)

Condensed Consolidated Statements of Operations

(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014

Product sales	$70,983	$65,818
Other revenue	1,168	680
Net revenue	72,151	66,498
Cost of goods sold, excluding depreciation and amortization	64,294	60,653
Depreciation and amortization	4,658	4,846
Total cost of goods sold	68,952	65,499
Gross margin	3,199	999
General and administrative expenses	3,310	2,059
Loss from operations	(111)	(1,060)
Other income (expense):
Interest expense	(1,916)	(2,228)
Other income (expense)	3	(69)
Total other expense, net	(1,913)	(2,297)
Net loss	(2,024)	(3,357)
Less net loss attributable to noncontrolling partners’ interests	8	21
Net loss attributable to Enviva, LP	$(2,016)	$(3,336)

See accompanying notes to unaudited condensed consolidated financial statements

ENVIVA, LP AND SUBSIDIARIES (PREDECESSOR)

Condensed Consolidated Statements of Changes in Partners’ Capital

(In thousands)

(Unaudited)

	Capital Attributable to Enviva Holdings, LP	Noncontrolling Partners’ Interests	Total Partners’ Capital
Balance at December 31, 2013 (audited)	$268,299	$3,112	$271,411
Contributed capital	2,930	—	2,930
Share-based compensation expense	2	—	2
Net income (loss)	264	(79)	185
Balance at December 31, 2014 (audited)	271,495	3,033	274,528
Contributed capital	1,593	—	1,593
Net loss	(2,016)	(8)	(2,024)
Balance at March 31, 2015	$271,072	$3,025	$274,097

See accompanying notes to unaudited condensed consolidated financial statements

ENVIVA, LP AND SUBSIDIARIES (PREDECESSOR)

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,024)	$(3,357)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,669	4,854
Amortization of debt issuance costs and original issue discount	505	505
General and administrative expense incurred by Enviva Holdings, LP	475	—
Early retirement of debt obligation	—	73
Loss (gain) on disposals of property, plant and equipment	18	(8)
Share-based compensation	—	1
Change in fair value of interest rate swap derivatives	23	(11)
Change in operating assets and liabilities:
Accounts receivable	(2,563)	(6,880)
Prepaid expenses and other assets	483	1,889
Inventories	(460)	3,364
Other long-term assets	240	121
Accounts payable and accrued liabilities	7,689	1,243
Accrued interest	(14)	45
Deferred revenue	19	(218)
Other current liabilities	25	—
Other long-term liabilities	—	258
Net cash provided by operating activities	9,085	1,879
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,272)	(8,278)
Restricted cash	—	(49)
Proceeds from the sale of equipment	—	25
Net cash used in investing activities	(1,272)	(8,302)
Cash flows from financing activities:
Principal payments on debt and capital lease obligations	(12,759)	(595)
Cash restricted for debt service	4,000	(2,300)
Proceeds from debt issuance	6,000	15,000
Net cash (used in) provided by financing activities	(2,759)	12,105
Net increase in cash and cash equivalents	5,054	5,682
Cash and cash equivalents, beginning of period	592	3,558
Cash and cash equivalents, end of period	$5,646	$9,240

See accompanying notes to unaudited condensed consolidated financial statements

ENVIVA, LP AND SUBSIDIARIES (PREDECESSOR)

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Non-cash investing and financing activities:
The Company acquired property, plant and equipment in non-cash transactions as follows:
Property, plant and equipment acquired included in accounts payable and accrued liabilities	$351	$4,301
Property, plant and equipment acquired under capital leases	—	290
Financed insurance	—	1,711
Depreciation capitalized to inventories	109	163
Early retirement of debt obligation:
Deposit applied to principal outstanding under promissory note	—	391
Deposit applied to accrued interest under promissory note	—	154
Non-cash capital contributions from Enviva Holdings, LP	1,118	543
Supplemental information:
Interest paid	$1,401	$1,688

See accompanying notes to unaudited condensed consolidated financial statements

ENVIVA, LP AND SUBSIDIARIES (PREDECESSOR)

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, unless otherwise noted)

(Unaudited)

(1)                                 Description of Business and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (“interim statements”) of Enviva, LP (the “Company” or the “Predecessor”) have been prepared in connection with the completed initial public offering (the “IPO”) of common units representing limited partner interests in Enviva Partners, LP (the “Partnership”). The Predecessor was organized as a Delaware limited partnership on March 18, 2010. The Predecessor supplies utility-grade wood pellets to major power generators under long-term, take-or-pay off-take contracts. The Predecessor acquires wood fiber from landowners and other suppliers, dries and processes that fiber into wood pellets at industrial-scale production plants and transports those products to deep-water marine terminals where they are stored and then distributed to customers. Wood pellets are sold principally to Northern European power generators who use them as a substitute fuel for coal in dedicated biomass or co-fired coal power plants. Through April 9, 2014, the Predecessor operated five industrial-scale wood pellet production plants located in the Mid-Atlantic and Gulf Coast regions of the United States. Wood pellets are exported from a wholly-owned deep-water marine terminal in Chesapeake, Virginia and from a third-party deep-water marine terminal in Mobile, Alabama under a long-term contract.

The Partnership is a Delaware limited partnership formed on November 12, 2013, as a wholly-owned subsidiary of Enviva Holdings, LP (the “sponsor”). The Company represents certain of the assets that the sponsor contributed to the Partnership prior to the closing of the IPO on May 4, 2015, and, therefore, the Company is viewed as the Predecessor of the Partnership. The primary assets contributed included five industrial-scale production wood pellet production plants and a wholly-owned deep-water terminal and long-term contractual arrangements to sell the wood pellets produced at the plants to third parties.

In connection with the closing of the Senior Secured Credit Facilities (as defined below) (see Note 8, Long-Term Debt and Capital Lease Obligations), on April 9, 2015, the Predecessor, the Partnership and the sponsor executed a series of transactions that were accounted for as common control transactions and are referred to as the “Reorganization”.

•                  Under a Contribution Agreement, the Predecessor conveyed 100% of the issued and outstanding limited liability company interest in Enviva Pellets Southampton, LLC, which owns a wood pellet production plant in Southampton County, Virginia (the “Southampton plant”), to a joint venture between the sponsor and Hancock Natural Resource Group, Inc. and certain other affiliates of John Hancock Life Insurance Company (the “Hancock JV”);

•                  Under a separate Contribution Agreement by and among the sponsor, Enviva MLP Holdco, LLC, Enviva Cottondale Acquisition I, LLC, the Predecessor and the Partnership, the parties executed the following transactions:

•                  The Predecessor distributed cash and cash equivalents of $1.7 million and accounts receivable of $2.4 million to the sponsor;

•                  The sponsor contributed 100% of its limited liability company interest in Enviva Cottondale Acquisition II, LLC to the Partnership under a common control transaction;

•                  The sponsor contributed its interest in the Predecessor and Enviva GP, LLC, the general partner of the Predecessor, to the Partnership;

•                  The Partnership used $82.2 million of the proceeds from borrowings under the Senior Secured Credit Facilities to repay all outstanding indebtedness under the Predecessor’s Prior Senior Secured Credit Facilities (as defined below) and related accrued interest (see Note 8, Long-Term Debt and Capital Lease Obligations).

Until April 9, 2015, Enviva MLP Holdco, LLC, a wholly-owned subsidiary of the sponsor, was the owner of the Company. Through April 9, 2015, Enviva Cottondale Acquisition I, LLC, a wholly-owned subsidiary of the sponsor, was the owner of Enviva Cottondale Acquisition II, LLC, the former owner of Enviva Pellets Cottondale, LLC, which owns a wood pellet production plant in Cottondale, Florida, and was acquired by the sponsor on January 5, 2015. As a result of the Reorganization, the Partnership became the owner of the Predecessor, Enviva GP, LLC and Enviva Cottondale Acquisition II, LLC.

ENVIVA, LP AND SUBSIDIARIES (PREDECESSOR)

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, unless otherwise noted)
(Unaudited)

On April 9, 2015, the Partnership entered into a Master Biomass Purchase and Sale Agreement pursuant to which the Hancock JV sells to the Partnership, on a fixed-price basis, wood pellets sourced from the production at the Southampton plant. The purchased wood pellets from the Hancock JV are sold to the Partnership’s customers under existing off-take contracts.

In connection with the closing of the IPO, under a Contribution Agreement by and among the sponsor, Enviva MLP Holdco, LLC, Enviva Cottondale Acquisition I, LLC, the Predecessor and the Partnership, Enviva Cottondale Acquisition II, LLC merged into the Partnership and the Partnership contributed its interest in Enviva Pellets Cottondale, LLC to the Predecessor.

The accompanying condensed consolidated financial statements include the accounts of the Predecessor and its subsidiaries and were prepared using the Predecessor’s historical basis. Prior to the IPO, certain of the assets and liabilities of the Predecessor were transferred to the Partnership within the sponsor’s consolidated group in a transaction under common control. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments and accruals that are necessary for a fair presentation of the results of all interim periods presented herein and are of a normal recurring nature. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in the prospectus of Enviva Partners, LP as filed with the SEC on April 29, 2015.

(2)                                 Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the Company’s unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

ENVIVA, LP AND SUBSIDIARIES (PREDECESSOR)

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, unless otherwise noted)
(Unaudited)

Segment and Geographic Information

Operating segments are defined as components of an enterprise about which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business as one operating segment. All long-lived assets of the Company are located in the United States.

Other Comprehensive Income (Loss)

Comprehensive loss includes net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under GAAP are recorded as an element of partners’ capital but are excluded from net loss. The Company had no components of other comprehensive income (loss) for the three months ended March 31, 2015 and 2014.

Cash and Cash Equivalents

Cash and cash equivalents consist of short-term, highly liquid investments readily convertible into cash with an original maturity of three months or less.

Restricted Cash

The Company funded a restricted debt service reserve account in connection with its Prior Senior Secured Credit Facilities (see Note 8, Long-Term Debt and Capital Lease Obligations). The Prior Credit Agreement (as defined below) required the Company to fund a restricted debt service reserve account according to a debt service reserve requirement minimum. As of March 31, 2015 and December 31, 2014, the Company had $7.6 million and $11.6 million, respectively, deposited to the restricted debt service reserve account.

Revenue Recognition

The Company primarily earns revenue by supplying wood pellets to customers under long-term, U.S. dollar-denominated contracts (also referred to as “off-take” contracts). The Company refers to the structure of the contracts as “take-or-pay” because they include a firm obligation to take a fixed quantity of product at a stated price and provisions that ensure the Company will be made whole in the case of the customer’s failure to accept all or a part of the contracted volumes or for termination by the customer. Each contract defines the annual volume of wood pellets that the customer is required to purchase and the Company is required to sell, the fixed-price per metric ton for product satisfying a base net calorific value and other technical specifications, and, in some instances, provides for price adjustments for actual product specification and changes in underlying costs. Revenues from the sale of wood pellets are recognized when the goods are shipped, title passes, the sales price to the customer is fixed and collectability is reasonably assured.

Depending on the specific off-take contract, shipping terms are either Cost, Insurance and Freight (“CIF”) or Free on Board (“FOB”). Under a CIF contract, the Company procures and pays for shipping costs which include insurance and all other charges up to the port of destination for the customer. These costs are included in the price to the customer and, as such, are included in revenue and cost of goods sold. Under a FOB contract, the customer is directly responsible for shipping costs.

In some cases, the Company may purchase shipments of product from a third-party supplier and resell them in back-to-back transactions that immediately transfer title and risk of loss to the ultimate purchaser. Thus, the revenue from these transactions is recorded net of costs paid to the third-party supplier. The Company records this revenue as “Other revenue.”

In instances when a customer requests the cancellation, deferral or acceleration of a shipment, the customer may pay a fee, including reimbursement of any incremental costs incurred by the Company, which is included in revenue.

ENVIVA, LP AND SUBSIDIARIES (PREDECESSOR)

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, unless otherwise noted)
(Unaudited)

Cost of Goods Sold

Cost of goods sold includes the costs to produce and deliver wood pellets to customers. Raw material, production and distribution costs associated with delivering wood pellets to the ports and third-party wood pellet purchase costs are capitalized as a component of inventory. Fixed production overhead, including the related depreciation expense, is allocated to inventory based on the normal capacity of the facilities. These costs are reflected in costs of goods sold when inventory is sold. Distribution costs associated with shipping wood pellets to customers and amortization are expensed as incurred. Inventory is recorded using FIFO which requires the use of judgment and estimates. Given the nature of the inventory, the calculation of costs of goods sold is based on estimates used in the valuation of the FIFO inventory and in determining the specific composition of inventory that is sold to each customer.

Additionally, the purchase price of an acquired customer contract that was recorded as an intangible asset is amortized as deliveries are made during the contract term.

Debt Issuance Costs and Original Issue Discount

The Predecessor incurred debt issuance costs and original issue discount in connection with the Prior Senior Secured Credit Facilities (see Note 8, Long-Term Debt and Capital Lease Obligations), which included legal fees and other direct expenses.

Deferred Issuance Costs

Deferred issuance costs, primarily consisting of legal, accounting, printing and other fees relating to a initial public offering, are capitalized. In the event an offering is terminated, the deferred issuance costs will be expensed. As of March 31, 2015 and December 31, 2014, the Company had capitalized $5.0 million and $4.1 million of deferred issuance costs, respectively.

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant and equipment and amortizable intangible assets, are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require that a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to such asset or asset group’s carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

Fair Value Measurements

The Company applies authoritative accounting guidance for fair value measurements of financial and nonfinancial assets and liabilities. The Company uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

ENVIVA, LP AND SUBSIDIARIES (PREDECESSOR)

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, unless otherwise noted)
(Unaudited)

•                  Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

•                  Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

•                  Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

Recent and Pending Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, Interest-Imputation of Interest (Topic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU No. 2015-03 requires the presentation of debt issuance costs in the balance sheet as a reduction from the related debt liability rather than as an asset. The amortization of such costs will continue to be reported as interest expense. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and allows early adoption for financial statements that have not been previously issued. The update requires retrospective application upon adoption. The Company is currently evaluating the impact of this accounting standard.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new standard reduces the number of consolidation models and simplifies their application. The amendments in ASU No. 2015-02 are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations and securitization structures. The amendments simplify the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments (1) eliminate the presumption that a general partner should consolidate a limited partnership, (2) eliminate the indefinite deferral of FASB Statement No. 167, thereby reducing the number of variable interest entity (“VIE”) consolidation models from four to two (including the limited partnership consolidation model), (3) clarify when fees paid to a decision maker should be a factor to include in the consolidation of VIEs, (4) amend the guidance for assessing how related party relationships affect VIE consolidation analysis and (5) exclude certain money market funds from the consolidation guidance. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The standard allows early adoption, including early adoption in an interim period. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement-Extraordinary and Unusual Items. The new standard eliminates the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU No. 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. The standard is effective for periods beginning after December 15, 2015 and early adoption is permitted. The adoption of ASU No. 2015-01 is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The new standard provides new guidance on the recognition of revenue and states that an entity should recognize revenue when control of the goods or services transfers to the customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, as opposed to recognizing revenue when the

ENVIVA, LP AND SUBSIDIARIES (PREDECESSOR)

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, unless otherwise noted)
(Unaudited)

risks and rewards transfer to the customer under the existing revenue guidance. The new standard also requires significantly expanded disclosure regarding qualitative and quantitative information about the nature, timing and uncertainty of revenue and cash flow arising from contracts with customers. On April 1, 2015, the FASB voted to propose a one-year delay in the effective date of ASU No. 2014-09, and it is expected to become effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is not permitted. The standard permits the use of either applying retrospectively the amendment to each prior reporting period presented or retrospectively with the cumulative effect of initially applying at the date of initial application.  The Company is in the process of evaluating the impact of adoption on its consolidated financial statements and has not determined which implementation method will be adopted. The Company’s adoption is not expected to have a material effect on the recognition of revenue.

(3)                                 Significant Risks and Uncertainties Including Business and Credit Concentrations

The Company’s business is significantly impacted by greenhouse gas emission and renewable energy legislation and regulations in the European Union (the “E.U.”). If the E.U. significantly modifies such legislation and regulations, the Company’s ability to enter into new contracts as the current contracts expire may be adversely affected.

The Company’s primary industrial customers are located in Northern Europe. Three customers accounted for 100% of the Company’s product sales during the three months ended March 31, 2015 and 97% of the Company’s product sales during the three months ended March 31, 2014.

The Company’s cash and cash equivalents are placed in or with various financial institutions. The Company has not experienced any losses on such accounts and does not believe it has any significant risk in this area.

(4)                                 Property, Plant and Equipment

Property, plant and equipment consisted of the following at:

	March 31, 2015	December 31, 2014
Land	$11,984	$11,984
Land improvements	25,106	24,899
Buildings	57,345	57,275
Machinery and equipment	259,731	259,186
Vehicles	768	768
Furniture and office equipment	1,820	1,736
	356,754	355,848
Less accumulated depreciation	(45,633)	(40,858)
	311,121	314,990
Construction in progress	1,155	1,269
Total property, plant and equipment, net	$312,276	$316,259

Total depreciation expense was $4.6 million and $4.8 million for the three months ended March 31, 2015 and 2014, respectively.

ENVIVA, LP AND SUBSIDIARIES (PREDECESSOR)

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, unless otherwise noted)
(Unaudited)

(5)                                 Inventories

Inventories consisted of the following at:

	March 31, 2015	December 31, 2014
Raw materials and work-in-process	$6,100	$6,880
Consumable tooling	7,479	6,934
Finished goods	5,054	4,250
Total inventories	$18,633	$18,064

(6)                                 Derivative Instruments

The Company uses interest rate swaps that meet the definition of a derivative instrument to manage changes in interest rates on its variable-rate debt instruments.

The Company’s Prior Credit Agreement required the Company to swap a minimum of 50% of the term loan balance outstanding under the Prior Senior Secured Credit Facilities. In connection with the issuance of the Prior Senior Secured Credit Facilities (see Note 8, Long-Term Debt and Capital Lease Obligations), the Company entered into floating-to-fixed interest rate swaps (the Company received a floating market rate and paid a fixed interest rate) to manage the interest rate exposure related to the Prior Senior Secured Credit Facilities.

The Company recorded insignificant amounts related to the change in the fair value of the interest rate swap agreements for the three months ended March 31, 2015 and 2014 as interest expense.

The Company’s interest rate swaps consisted of the following at:

Interest Rate Swap (Notional Value)	Fixed Rate Percentage	Floating Rate Percentage	Maturity	March 31, 2015 Fair Value
$29,438	1.480%	1.250%	December 24, 2015	$(49)
29,438	1.493%	1.250%	December 30, 2016	(75)
				$(124)

Interest Rate Swap (Notional Value)	Fixed Rate Percentage	Floating Rate Percentage	Maturity	December 31, 2014 Fair Value
$30,234	1.480%	1.250%	December 24, 2015	$(63)
30,234	1.493%	1.250%	December 30, 2016	(38)
				$(101)

(7)                                 Fair Value Measurements

The amounts reported in the condensed consolidated balance sheets as cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other assets, accounts payable, related party payable and accrued liabilities approximate fair value because of the short-term nature of these instruments.

Interest rate swaps and long-term and short-term debt are classified as Level 2 instruments due to the usage of market prices not quoted on active markets and other observable market data. The carrying amount of Level 2 instruments approximates fair value as of March 31, 2015 and December 31, 2014.

ENVIVA, LP AND SUBSIDIARIES (PREDECESSOR)

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, unless otherwise noted)
(Unaudited)

(8)                                 Long-Term Debt and Capital Lease Obligations

Prior Credit and Guaranty Agreement

In November 2012, the Company entered into a Credit and Guaranty Agreement (the “Prior Credit Agreement”) that provided for a $120.0 million aggregate principal amount of senior secured credit facilities (the “Prior Senior Secured Credit Facilities”). The Prior Senior Secured Credit Facilities consisted of (i) $35.0 million aggregate principal amount of Tranche A advances, (ii) up to $60.0 million aggregate principal amount of delayed draw term commitments, (iii) up to $15.0 million aggregate principal amount of working capital commitments and (iv) up to $10.0 million aggregate principal amount of letter of credit facility commitments. The Prior Senior Secured Credit Facilities were repaid in full, including related accrued interest, in the amount of $82.2 million on April 9, 2015, the date of the closing of the Senior Secured Credit Facilities.

Senior Secured Credit Facilities

On April 9, 2015, the Partnership entered into a Credit Agreement (the “Credit Agreement”) providing for $199.5 million aggregate principal amount of senior secured credit facilities (the “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities consist of (i) $99.5 million aggregate principal amount of Tranche A-1 advances, (ii) $75.0 million aggregate principal amount of Tranche A-2 advances and (iii) up to $25.0 million aggregate principal amount of revolving credit commitments. The Partnership will also be able to request loans under incremental facilities under the Credit Agreement on the terms and conditions and in the maximum aggregate principal amounts set forth therein, provided that lenders provide commitments to make loans under such incremental facilities.

The Senior Secured Credit Facilities mature in April 2020. Borrowings under the Senior Secured Credit Facilities bear interest, at the Partnership’s option, at either a base rate plus an applicable margin or at a Eurodollar rate (with a 1.00% floor for term loan borrowings) plus an applicable margin. The applicable margin is (i) for Tranche A-1 base rate borrowings, 3.10% through April 2017, 2.95% thereafter through April 2018 and 2.80% thereafter, and for Tranche A-1 Eurodollar rate borrowings, 4.10% through April 2017, 3.95% thereafter through April 2018 and 3.80% thereafter and (ii) 3.25% for Tranche A-2 base rate borrowings and revolving facility base rate borrowings and 4.25% for Tranche A-2 Eurodollar rate borrowings and revolving facility Eurodollar rate borrowings. The applicable margin for revolving facility borrowings will be reduced by 0.50% if the Total Leverage Ratio (as defined below) is less than or equal to 2.00:1.00. During the continuance of an event of default, overdue amounts under the Senior Secured Credit Facilities will bear interest at 2.00% plus the otherwise applicable interest rate.

The Partnership borrowed the full amount of the Tranche A-1 and Tranche A-2 facilities at the closing of the Credit Agreement. A portion of the proceeds from borrowings under the Tranche A-1 and Tranche A-2 facilities was used to repay all outstanding indebtedness under the Prior Senior Secured Credit Facilities and related accrued interest. The remaining portion of the proceeds was used to make a distribution to the sponsor. Borrowings under the revolving facility may be used for working capital requirements and general partnership purposes, including the issuance of letters of credit.

The Senior Secured Credit Facilities include customary lender and agency fees, including a 1.00% fee that was paid to the lenders at the closing of the Credit Agreement and a commitment fee payable on undrawn revolving facility commitments of 0.50% per annum (subject to a stepdown to 0.375% per annum if the Total Leverage Ratio is less than or equal to 2.00:1.00). Letters of credit issued under the revolving facility are subject to a fee calculated at the applicable margin for revolving facility Eurodollar rate borrowings.

ENVIVA, LP AND SUBSIDIARIES (PREDECESSOR)

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, unless otherwise noted)
(Unaudited)

Interest is payable quarterly for loans bearing interest at the base rate and at the end of the applicable interest period for loans bearing interest at the Eurodollar rate. The principal amount of the Tranche A-1 facility is payable in quarterly installments of 0.50% through March 2017, 0.75% thereafter through March 2018 and 1.25% thereafter, in each case subject to a quarterly increase of 0.50% during each year if less than 75% of the aggregate projected production capacity of the wood pellet production plants for the two-year period beginning on January 1 of such year is contracted to be sold during such period pursuant to certain qualifying off-take contracts. The principal amount of the Tranche A-2 facility is payable in equal quarterly installments of 0.25%. No amortization is required with respect to the principal amount of the revolving facility. All outstanding amounts under the Senior Secured Credit Facilities will be due and the letter of credit commitments will terminate on the maturity date or upon earlier prepayment or acceleration.

The Partnership is required to make mandatory prepayments of the Senior Secured Credit Facilities with the proceeds of certain asset sales and debt incurrences. The Partnership may voluntarily prepay the Senior Secured Credit Facilities in whole or in part at any time without premium or penalty, except that prepayments of any portion of the Tranche A-1 or Tranche A-2 facilities made in connection with a repricing transaction (as well as any repricing of the Senior Secured Credit Facilities) prior to the six-month anniversary of the Credit Agreement closing date will incur a premium of 1.00% of amounts prepaid (or repriced).

The Credit Agreement contains certain covenants, restrictions and events of default including, but not limited to, a change of control restriction and limitations on the Partnership’s ability to (i) incur indebtedness, (ii) pay dividends or make other distributions, (iii) prepay, redeem or repurchase certain debt, (iv) make loans and investments, (v) sell assets, (vi) incur liens, (vii) enter into transactions with affiliates, (viii) consolidate or merge and (ix) assign certain material contracts to third parties or unrestricted subsidiaries. The Partnership will be restricted from making distributions if an event of default exists under the Credit Agreement or if the interest coverage ratio (determined as the ratio of consolidated EBITDA to consolidated interest expense, determined quarterly) is less than 2.25:1.00 at such time.

Pursuant to the Credit Agreement, the Partnership is required to maintain, as of the last day of each fiscal quarter, a ratio of total debt to consolidated EBITDA (“Total Leverage Ratio”) of not more than a maximum ratio, initially set at 4.25:1.00 and stepping down to 3.75:1.00 during the term of the Credit Agreement; provided that the maximum permitted Total Leverage Ratio will be increased by 0.50:1.00 for the period from the consummation of certain qualifying acquisitions through the end of the second full fiscal quarter thereafter.

The obligations under the Credit Agreement are guaranteed by certain of the Partnership’s subsidiaries and secured by liens on substantially all of the Partnership’s assets.

ENVIVA, LP AND SUBSIDIARIES (PREDECESSOR)

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, unless otherwise noted)
(Unaudited)

Long-term debt, at carrying value which approximates fair value, and capital lease obligations consisted of the following:

	March 31, 2015	December 31, 2014
	(unaudited)	(audited)
Enviva, LP Prior Senior Secured Credit Facilities, Tranche A Advances, net of unamortized discount of $1.5 million as of March 31, 2015 and $1.6 million as of December 31, 2014, with quarterly interest payments. Principal payments of $0.7 million are due quarterly through June 2016, $4.6 million due quarterly September 2016 through June 2017, and the final payment of $4.4 million due on the November 9, 2017 maturity date	$25,050	$29,718
Enviva, LP Prior Senior Secured Credit Facilities, delayed draw term commitments with elected quarterly interest payments beginning the first quarter following the day that the cash was drawn or the day that the new interest period began at a Eurodollar Rate of 5.5%. Principal payments of $1.5 million are due quarterly through June 2016, $9.6 million due quarterly September 2016 through June 2017, and the final payment of $9.6 million due on the November 9, 2017 maturity date	55,500	57,000
Enviva Pellets Wiggins construction loan, with monthly principal and interest (at an annual rate of 6.35%) payments of $32.9 and a lump sum payment of $2.4 million due on the October 18, 2016 maturity date	2,715	2,770
Enviva Pellets Wiggins working capital line, with monthly principal and interest (at an annual rate of 6.35%) payments of $10.3 and a lump sum payment of $743.3 due on the October 18, 2016 maturity date	847	864
Enviva Pellets Amory note, with principal and accrued interest (at an annual rate of 6.0%) due on the August 4, 2017 maturity date	2,000	2,000
Enviva Pellets Southampton promissory note, with principal and interest in the amount of $0.9 million due on the June 8, 2017 maturity date. Present value for 3 years at an annual rate of 7.6%	729	729
Other loans due through July 15, 2015	114	419
Capital leases	519	575
Total long-term debt and capital lease obligations	87,474	94,075
Less current portion of long-term debt and capital lease obligations	(9,514)	(10,237)
Long-term debt and capital lease obligations, excluding current installments	$77,960	$83,838

(9)                                 Related Party Transactions

Prior Management Services Agreement

On November 9, 2012, the Company entered into a six-year management services agreement (“MSA”) with Enviva Holdings, LP (the “Service Provider”) to provide the Company with general administrative and management services and other similar services (the “Prior Services”). Under the MSA, the Company incurred the following costs:

•                  A maximum annual fee in the amount of $7.2 million may be charged by the Service Provider. During the three months ended March 31, 2015, the Company incurred $2.2 million and during the three months ended March 31, 2014, the Company incurred $1.3 million for the annual fee to the Service Provider. These amounts are included in general and administrative expenses on the condensed consolidated statement of operations.

•                  The Company reimbursed the Service Provider for all direct or indirect costs and expenses incurred by, or chargeable to, the Service Provider in connection with the Prior Services. This included (1) the portion of the salary and benefits of employees engaged in providing the Prior Services reasonably allocable to the provision of

ENVIVA, LP AND SUBSIDIARIES (PREDECESSOR)

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, unless otherwise noted)
(Unaudited)

the Prior Services, excluding those included in the annual fee, (2) the charges and expenses of any third party retained by the Service Provider to provide any portion of the Prior Services and (3) office rent and expenses and other overhead costs of the Service Provider incurred in connection with, or reasonably allocable to, providing the Prior Services (collectively, “Reimbursable Expenses”). During the three months ended March 31, 2015, the Company incurred $0.8 million of Reimbursable Expenses to the Service Provider of which $0.8 million is included in general and administrative expenses and an insignificant amount is included in in cost of goods sold on the condensed consolidated statement of operations. During the three months ended March 31, 2014, the Company incurred $0.8 million of Reimbursable Expenses to the Service Provider of which $0.6 million is included in general and administrative expenses and $0.2 million is included in cost of goods sold on the condensed consolidated statement of operations.

As of March 31, 2015 and December 31, 2014, the Company had $2.5 million and $2.4 million, respectively, related to the MSA included in related party payable on the condensed consolidated balance sheet.

During the three months ended March 31, 2015 and 2014, the Company capitalized $0.9 million and $0.5 million respectively, of deferred issuance costs that were paid by the Service Provider. Deferred issuance costs, which consist of direct incremental legal and professional accounting fees relating to an offering, are capitalized. The deferred issuance costs will be offset against proceeds upon the consummation of an offering. The amounts were treated as capital contributions.

During the three months ended March 31, 2015, the Company recorded $0.5 million of general and administrative expenses that were incurred by the Service Provider and recorded as a capital contribution. The Company did not record any general and administrative expenses that were incurred by the Service Provider during the three months ended March 31, 2014. The MSA automatically terminated upon the execution of the New MSA.

Management Services Agreement

On April 9, 2015, the Partnership, Enviva Partners GP, LLC, the general partner of the Partnership, the Predecessor, Enviva GP, LLC and certain subsidiaries of the Predecessor (collectively, the “Service Recipients”) entered into a five-year Management Services Agreement (the “New MSA”) with Enviva Management Company, LLC (the “Provider”), a subsidiary of Enviva Holdings, LP, pursuant to which the Provider provides the Service Recipients with general administrative and management services and other similar services (the “Services”). Under the terms of the New MSA, the Service Recipients are required to reimburse the Provider the amount of all direct or indirect, internal or third-party expenses incurred, including without limitation: (i) the portion of the salary and benefits of the employees engaged in providing the Services reasonably allocable to the Service Recipients; (ii) the charges and expenses of any third party retained to provide any portion of the Services; (iii) office rent and expenses and other overhead costs incurred in connection with, or reasonably allocable to, providing the Services; (iv) amounts related to the payment of taxes related to the business of the Service Recipients; and (v) costs and expenses incurred in connection with the formation, capitalization, business or other activities of the Provider pursuant to the New MSA.

Direct or indirect, internal or third-party expenses incurred are either directly identifiable or allocated to the Partnership by the Provider. The general method used to allocate these expenses is established through the annual budgeting process. The Provider estimates the percentage of salary, benefits, third-party costs, office rent and expenses and any other overhead costs associated with the Services to be provided to the Partnership. Each month, the Provider allocates the actual costs accumulated in the financial accounting system based on the estimated budgeted percentage for each type of cost. The Provider charges the Partnership for any directly identifiable costs such as goods or services provided at the Partnership’s request.

ENVIVA, LP AND SUBSIDIARIES (PREDECESSOR)

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, unless otherwise noted)
(Unaudited)

Enviva Pellets Cottondale, LLC

Enviva Pellets Cottondale, LLC (“Enviva Cottondale”) was purchased by the sponsor in January 2015 and contributed to the Partnership in April 2015. During the three months ended March 31, 2015, the Company purchased $8.0 million of wood pellets from Enviva Cottondale. As of March 31, 2015 and December 31, 2014, the Company had $3.1 million and $0, respectively, included in related party payable on the condensed consolidated balance sheet related to the purchase of wood pellets from Enviva Cottondale.

(10)                          Subsequent Events

Initial Public Offering of Enviva Partners, LP

On May 4, 2015, the Partnership completed an initial public offering of 11,500,000 common units representing limited partner interests in the Partnership at a price to the public of $20.00 per unit ($18.80 per common unit, net of the underwriting discount) and constituting approximately 48.3% of the Partnership’s outstanding limited partner interests. The IPO was made pursuant to a registration statement on Form S-1 originally filed on October 27, 2014, as amended (Registration No. 333-199625), that was declared effective by the SEC on April 28, 2015. On April 29, 2015, the underwriters exercised their option to purchase an additional 1,500,000 common units. The net proceeds from the IPO of approximately $215.1 million after deducting the underwriting discount and structuring fee were used to (i) repay intercompany indebtedness related to the acquisition of Green Circle in the amount of approximately $83.0 million and (ii) distribute approximately $86.7 million to the Partnership’s sponsor related to its contribution of assets to the Partnership in connection with the IPO, with the Partnership retaining $45.4 million for general partnership purposes, including offering expenses.

Enviva Holdings owns 51.7% of the limited partner interests in the Partnership through 405,138 common units and all of the Partnership’s subordinated units, as well as the incentive distribution rights.

Item 2.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our historical performance, financial condition and future prospects should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, set forth herein. The following information and such unaudited consolidated financial statements should also be read in conjunction with the audited consolidated financial statements and related notes, together with our discussion and analysis of financial condition and results of operations, in the prospectus related to our initial public offering (the “IPO”) dated April 28, 2015 as filed with the Securities and Exchange Commission (the “SEC”) on April 29, 2015 (the “Prospectus”).

Basis of Presentation

The following discussion of our historical performance and financial condition is derived from our predecessor’s unaudited condensed consolidated financial statements. On April 9, 2015, our sponsor contributed some but not all of our predecessor’s assets and liabilities to us. Specifically, our sponsor’s interest in Enviva Pellets Southampton, LLC was excluded from the April 9, 2015 contribution and instead conveyed to the Hancock JV (as defined below). Accordingly, the condensed consolidated financial results discussed below include capital expenditures and other costs related to assets that were not contributed to us in connection with the IPO. Additionally, our sponsor contributed its interest in Enviva Pellets Cottondale, LLC, which owns a 650,000 metric ton per year (“MTPY”) wood pellet production plant in Cottondale, Florida, to us on April 9, 2015. Accordingly, the condensed consolidated financial results discussed below do not reflect revenue or operating costs related to this plant.

References in this Quarterly Report to “Enviva Partners, LP Predecessor,” “our predecessor,” “we,” “our,” “us” or like terms for periods prior to April 9, 2015 refer to Enviva, LP and its subsidiaries (other than Enviva Pellets Cottondale, LLC). References to the “Partnership,” “we,” “our,” “us” or like terms for periods on and after April 9, 2015 refer to Enviva Partners, LP and its subsidiaries.  References to “Enviva Holdings” and “our sponsor” refer to Enviva Holdings, LP, together with its wholly-owned subsidiaries Enviva MLP Holdco, LLC and Enviva Development Holdings, LLC. References to “our general partner” refer to Enviva Partners GP, LLC, a wholly-owned subsidiary of Enviva Holdings, LP. References to “Enviva Management” refer to Enviva Management Company, LLC, an entity wholly-owned by Enviva Holdings, LP and its affiliates, and references to “our employees” refer to the employees of Enviva Management.  References to the “Hancock JV” refer to Enviva Wilmington Holdings, LLC, a joint venture between our sponsor, Hancock Natural Resource Group, Inc. and certain other affiliates of John Hancock Life Insurance Company.

Business Overview

We are the world’s largest supplier by production capacity of utility-grade wood pellets to major power generators. We own and operate five production plants in the Southeastern U.S. that have a combined wood pellet production capacity of 1.7 million MTPY. We also own a dry-bulk, deep-water marine terminal at the Port of Chesapeake (the “Chesapeake terminal”). Under our existing off-take contracts, we are required through 2016 to deliver wood pellet quantities approximately equal to all of the production capacity of our production plants plus the wood pellets we will purchase from the Hancock JV. From 2017 through 2021, our contracted quantities are more than half of the production capacity of our production plants. Our off-take contracts provide for sales of 2.3 million MT of wood pellets in 2015 and have a weighted average remaining term of 5.7 years from January 1, 2015. We intend to expand our business by taking advantage of the growing demand for our products that is being driven by the conversion of coal-fired power generation and combined heat and power plants to co-fired or dedicated biomass-fired plants, principally in Northern Europe and, increasingly, in South Korea and Japan.

Initial Public Offering

On April 29, 2015, the Partnership’s common units began trading on the NYSE under the ticker symbol “EVA.” On May 4, 2015, the Partnership closed the IPO of 11,500,000 common units to the public at a price of $20.00 per common unit, which included a 1,500,000 common unit over-allotment option that was exercised in full by the underwriters.

Prior to or in connection with the closing of the IPO, the following transactions, among others, occurred:

•                  On April 9, 2015, our sponsor contributed its interests in each of Enviva Pellets Cottondale, LLC, Enviva, LP and Enviva GP, LLC, the general partner of Enviva, LP, to us;

•                  On May 4, 2015, we issued 405,138 common units and 11,905,138 subordinated units to our sponsor; and

•                  On May 4, 2015, we issued the incentive distribution rights to our general partner.

The Partnership received net proceeds of approximately $215.1 million from the sale of 11,500,000 common units, after deducting the underwriting discount and structuring fee.  Please read “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” in Part II of this Quarterly Report for a summary of the use of proceeds from the IPO.

How We Evaluate Our Operations

Adjusted Gross Margin per Metric Ton

We use adjusted gross margin per metric ton to measure our financial performance. We define adjusted gross margin as gross margin excluding depreciation and amortization included in cost of goods sold. We believe adjusted gross margin per metric ton is a meaningful measure because it compares our off-take pricing to our operating costs for a view of profitability and performance on a per metric ton basis. Adjusted gross margin per metric ton will primarily be affected by our ability to meet targeted production volumes and to control direct and indirect costs associated with procurement and delivery of wood fiber to our production plants and the production and distribution of wood pellets.

Adjusted EBITDA

We view adjusted EBITDA as an important indicator of performance. We define adjusted EBITDA as net income or loss excluding depreciation and amortization, interest expense, taxes, early retirement of debt obligation, non-cash equity compensation and asset impairments and disposals. Adjusted EBITDA is a supplemental measure used by our management and other users of our financial statements, such as investors, commercial banks and research analysts, to assess the financial performance of our assets without regard to financing methods or capital structure.

Non-GAAP Financial Measures

Adjusted gross margin per metric ton and adjusted EBITDA are not financial measures presented in accordance with generally accepted accounting principles (“GAAP”). We believe that the presentation of these non-GAAP financial measures provides useful information to investors in assessing our financial condition and results of operations. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measures. Each of these non-GAAP financial measures has important limitations as an analytical tool because they exclude some, but not all, items that affect the most directly comparable GAAP financial measures. You should not consider adjusted gross margin per metric ton or adjusted EBITDA in isolation or as substitutes for analysis of our results as reported under GAAP. Our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

The following tables present a reconciliation of each of adjusted gross margin per metric ton and adjusted EBITDA to the most directly comparable GAAP financial measure for each of the periods indicated.

	Enviva Partners, LP Predecessor
	Three Months Ended March 31,
	2015	2014
	(in thousands, except per metric ton)
Reconciliation of gross margin to adjusted gross margin per metric ton:
Metric tons sold	379	343
Gross margin	$3,199	$999
Depreciation and amortization (1)	4,658	4,846
Adjusted gross margin	$7,857	$5,845
Adjusted gross margin per metric ton	$20.73	$17.04

(1)         Excludes depreciation of office furniture and equipment. Such amount is included in general and administrative expenses.

	Enviva Partners, LP Predecessor
	Three Months Ended March 31,
	2015	2014
	(in thousands)
Reconciliation of adjusted EBITDA to net loss:
Net loss	$(2,024)	$(3,357)
Depreciation and amortization	4,669	4,854
Interest expense	1,916	2,228
Early retirement of debt obligation	—	73
Non-cash equity compensation	—	1
Income tax expense	4	4
Asset impairments and disposals	19	(8)
Adjusted EBITDA	$4,584	$3,795

Factors Impacting Comparability of Our Financial Results

Our future results of operations and cash flows may not be comparable to our historical consolidated results of operations and cash flows, principally for the following reasons:

Our sponsor contributed its interest in Enviva Pellets Cottondale, LLC to us on April 9, 2015. On January 5, 2015, our sponsor acquired Green Circle Bio Energy, Inc., which owned a 650,000 MTPY production plant in Cottondale, FL (the “Cottondale plant”). Our sponsor converted the entity into a Delaware limited liability company, changed the name of the entity to Enviva Pellets Cottondale, LLC (“Enviva Cottondale”) and contributed its interests in Enviva Cottondale, including a cash balance of $17.4 million, to us on April 9, 2015. On May 4, 2015, we contributed our interests in Enviva Cottondale to our predecessor. As a result, our consolidated financial statements for periods following April 9, 2015 will include revenue and operating costs of the Cottondale plant. During the three months ended March 31, 2015, Enviva Cottondale sold 205,000 MT of wood pellets and generated adjusted EBITDA of $12.3 million.

Our predecessor distributed Enviva Pellets Southampton, LLC to our sponsor on April 9, 2015. Prior to April 9, 2015, our predecessor owned Enviva Pellets Southampton, LLC, which owns a 510,000 MTPY production plant located in Southampton, VA (the “Southampton plant”). On April 9, 2015, our predecessor conveyed its interest in Enviva Pellets Southampton, LLC to the Hancock JV, and we entered into a Master Biomass Purchase and Sale Agreement (the “Biomass Purchase Agreement”) pursuant to which the Hancock JV sells to us, on a fixed-price basis, wood pellets sourced from the production at the Southampton plant. As a result, our consolidated financial statements for the periods following April 9, 2015 will not include operating costs for the Southampton plant. If our predecessor had purchased wood pellets from the Southampton plant under the terms and conditions of the Biomass Purchase Agreement during the three months ended March 31, 2015, net loss would have decreased by $0.5 million due to the elimination of depreciation expense while adjusted EBITDA would have decreased by $0.8 million due to the higher cost of procuring the wood pellets.

We entered into the new Senior Secured Credit Facilities and repaid all amounts outstanding under the prior senior secured credit facilities. On April 9, 2015, we entered into a Credit Agreement (the “Credit Agreement”) for an aggregate $199.5 million senior secured credit facilities (the “Senior Secured Credit Facilities”) comprised of $99.5 million of Tranche A-1 advances, $75.0 million of Tranche A-2 advances and $25.0 million of revolving credit commitments of which $82.2 million was used to repay all amounts outstanding under the Prior Senior Secured Credit Facilities (as defined below). As a result, our consolidated financial statements for periods following April 9, 2015 will reflect the outstanding debt and interest expense related to the new Credit Agreement.

Revenue and costs for deliveries to customers can vary significantly between periods depending upon the specific shipment and reimbursement for expenses, including the then-current cost of fuel. Depending on the specific off-take contract, shipping terms are either Cost, Insurance and Freight (“CIF”) or Free on Board (“FOB”). Under a CIF contract, we procure and pay for shipping costs which include insurance and all other charges up to the port of destination for the customer. These costs are included in the price to the customer and as such, are included in revenue and cost of goods sold. Under a FOB contract, the customer is responsible for shipping costs directly. We have one FOB contract in connection with which we have subsequently executed an annual shipping contract creating financial and operating obligations and economics similar to a “Cost and Freight” (“C&F”) contract. Our customer shipping terms, as well as the timing and size of shipments during the year, can result in material fluctuations in our revenue recognition between periods but these terms generally have little impact on gross margin.

We will incur additional general and administrative expenses as a publicly traded limited partnership that we have not previously incurred. We estimate we will incur, on an annual basis, approximately $2.0 million in additional general and administrative expenses as a publicly traded limited partnership that we have not previously incurred, including costs associated with compliance under the Securities Exchange Act of 1934, preparation and distribution of annual and quarterly reports, tax returns and Schedule K-1s to our unitholders, investor relations, registrar and transfer agent fees, audit fees, incremental director and officer liability insurance costs and director and officer compensation. Actual costs could differ significantly from our estimate.

How We Generate Revenue

Overview

We primarily earn revenue by supplying wood pellets to our customers under long-term, U.S. dollar-denominated contracts (also referred to as “off-take” contracts). We refer to the structure of our contracts as “take-or-pay” because they include a firm obligation to take a fixed quantity of product at a stated price and provisions that ensure we will be made whole in the case of our customer’s failure to accept all or a part of the contracted volumes or for termination by our customer. Each contract defines the annual volume of wood pellets that the customer is required to purchase and we are required to sell, the fixed price per metric ton for product satisfying a base net calorific value and other technical specifications. These prices are fixed for the entire term, subject to annual inflation-based adjustments and price escalators, as well as, in some instances, price adjustments for product specifications and changes in underlying costs. As a result, our revenue over the duration of these contracts may not follow spot market pricing trends. Our revenues from the sale of wood pellets are recognized when the goods are shipped, title passes, the sales price to the customer is fixed and collectability is reasonably assured.

Depending on the specific off-take contract, shipping terms are either CIF or FOB. Under a CIF contract, we procure and pay for shipping costs which include insurance and all other charges up to the port of destination for the customer. These costs are included in the price to the customer and, as such, are included in revenue and cost of goods sold. Under a FOB contract, the customer is responsible for shipping costs directly. We have one FOB contract where for the periods presented we have executed an annual shipping contract creating economics similar to a C&F contract. Our customer shipping terms, as well as the timing and size of shipments throughout the year, can result in material fluctuations in our revenue recognition between periods but generally have little impact on gross margin.

The majority of the wood pellets we supply to our customers are produced at our production plants. We also fulfill our contractual commitments and take advantage of dislocations in market supply and demand by purchasing shipments from third parties and reselling them in back-to-back transactions. In transactions where title and risk of loss is immediately transferred to the ultimate purchaser, revenue is recorded net of costs paid to the third-party supplier. This revenue is included in “Other revenue.”

In some instances, a customer may request to cancel, defer or accelerate a shipment. Contractually, we will seek to optimize our position by selling or purchasing the subject shipment to or from another party, either within our contracted off-take portfolio or as an independent transaction on the spot market. The original customer pays us a fee including reimbursement of any incremental costs, which is included in revenue.

Contracted Backlog

We have entered into off-take contracts with annual delivery requirements that approximate our estimated available production capacity. As of March 31, 2015, we had approximately $1.6 billion of product sales backlog for firm contracted product sales to E.ON UK PL, Drax Power Limited and GDF SUEZ Energy Management Trading. Backlog represents the revenue to be recognized under existing contracts assuming deliveries occur as specified in the contract.

Our predecessor’s expected future product sales revenue under our contracted backlog as of March 31, 2015 is as follows (in millions):

Year ending December 31, 2015	$238
Year ending December 31, 2016	279
Year ending December 31, 2017 and thereafter	1,094
Total product sales contracted backlog	$1,611

Costs of Conducting Our Business

Cost of Goods Sold

Cost of goods sold includes the costs to produce and deliver our wood pellets to customers. The principal expenses to produce and deliver our wood pellets consist of raw material, production and distribution costs.

We have strategically located our plants in the Southeastern U.S., a region with plentiful wood fiber resources. We manage the supply of raw materials into our plants through a mixture of short-term and long-term contracts. Delivered wood fiber costs include stumpage (i.e., the price paid to the underlying timber resource owner for the raw material) as well as harvesting, transportation and, in some cases, reduction services provided by our suppliers. The majority of our product volumes are sold under contracts that include cost pass-through mechanisms to mitigate increases in raw material and distribution costs.

Production costs at our production plants consist of labor, energy, tooling, repairs and maintenance and plant overhead costs. Our off-take contracts include price escalators that mitigate inflationary pressure on certain components of our production costs. In addition to the wood pellets that we produce at our owned and operated production plants, we selectively purchase additional quantities of wood pellets from third-party wood pellet producers. Production costs also include depreciation expense associated with the use of our plants and equipment that increases as assets are placed into service.

Distribution costs include all transport costs from our plants to our port locations, any storage or handling costs while the product remains at port and shipping costs related to the delivery of our product from our port locations to our customers. Both the strategic location of our plants and our ownership or control of our ports has allowed for the efficient and cost-effective transport of our wood pellets. We mitigate shipping risk by entering into long-term, fixed-price shipping contracts with reputable shippers matching the terms and volumes of our contracts for which we are responsible for arranging shipping. Certain of our off-take contracts include pricing adjustments for volatility in fuel prices, which create a pass-through for the majority of fuel price risk associated with shipping to our customers.

Additionally, we amortize the purchase price of an acquired customer contract that was recorded as an intangible as deliveries are made during the contract term.

Raw material, production and distribution costs associated with delivering our wood pellets to our ports and third-party pellet purchase costs are capitalized as a component of inventory. Fixed production overhead, including the related depreciation expense, is allocated to inventory based on the normal capacity of the facilities. These costs are reflected in cost of goods sold when inventory is sold. Distribution costs associated with shipping our wood pellets to our customers and amortization are expensed as incurred.

General and Administrative Expenses

We incurred general and administrative costs related to a Management Services Agreement (the “MSA”) with our sponsor that covered the corporate salary and overhead expenses associated with our business. Under the MSA, we paid an annual fee and reimbursed our sponsor for direct and indirect expenses it incurred on our behalf. Direct and indirect costs and expenses were either directly identifiable or allocated to us by our sponsor. The general method used to allocate direct and indirect costs and expenses was established through the annual budgeting process. Our sponsor estimated the percentage of employee salary and related benefits, third-party costs, office rent and expenses and any other overhead costs to be provided to us. Each month, our sponsor allocated to us the actual costs accumulated in the financial accounting system based on the estimated budgeted percentage for each type of cost. We were charged for any directly identifiable costs such as goods or services provided to us at our request. We believe the assumptions and allocation were made on a reasonable basis and were the best estimate of the costs that we would have incurred on a stand-alone basis. In any year of the agreement, our sponsor had the choice to charge less than the maximum amount stated in the agreement and, to the extent the fees allocable exceeded the maximum, the additional costs were recorded with an increase to capital. Effective April 9, 2015, all of our employees and management became employed by Enviva Management, and we and our general partner entered into a new management services agreement (the “New MSA”) with Enviva Management. The MSA automatically terminated upon the execution of the New MSA.

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

	Three Months Ended March 31,
	2015	2014	Change
	(in thousands)
Product sales	$70,983	$65,818	$5,165
Other revenue	1,168	680	488
Net revenue	72,151	66,498	5,653
Costs of goods sold, excluding depreciation and amortization	64,294	60,653	3,641
Depreciation and amortization(1)	4,658	4,846	(188)
Total cost of goods sold	68,952	65,499	3,453
Gross margin	3,199	999	2,200
General and administrative expenses	3,310	2,059	1,251
Loss from operations	(111)	(1,060)	949
Interest expense	(1,916)	(2,228)	312
Other income (expense)	3	(69)	72
Net loss	(2,024)	(3,357)	1,333
Less loss attributable to noncontrolling partners’ interests	8	21	(13)
Net loss attributable to Enviva, LP	$(2,016)	$(3,336)	$1,320

(1)         Excludes depreciation of office furniture and equipment of $11 and $8 for the three months ended March 31, 2015 and 2014, respectively. Such amounts are included in general and administrative expenses.

Net revenue

Net revenue was $72.2 million and $66.5 million for the three months ended March 31, 2015 and 2014, respectively, and was comprised of product sales and other revenue, which are discussed below.

Product sales

Revenue related to product sales (either produced by us or procured from a third party) increased $5.2 million from $65.8 million for the three months ended March 31, 2014 to $71.0 million for the three months ended March 31, 2015. During the three months ended March 31, 2014, we sold approximately 36,000 MT less wood pellets than the three months ended March 31, 2015, primarily due to a greater mix of smaller vessels during the earlier period.

Other revenue

Other revenue increased to $1.2 million for the three months ended March 31, 2015 from $0.7 million for the three months ended March 31, 2014. Other revenue is primarily comprised of terminal services, professional and exclusivity fees and product sales for which we were deemed to be an agent of the purchaser. In these agency-related transactions, we do not bear the risk of loss or take title to the wood pellets purchased from a third party.

Costs of goods sold

Costs of goods sold increased to $69.0 million for the three months ended March 31, 2015 from $65.5 million for the three months ended March 31, 2014. The $3.5 million increase was primarily due to increased wood pellet sales volumes during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Cost of goods sold included depreciation and amortization expenses of $4.7 million and $4.8 million for the three months ended March 31, 2015 and 2014, respectively.

Gross margin

We earned gross margin of $3.2 million and $1.0 million for the three months ended March 31, 2015 and 2014, respectively. The gross margin increase of $2.2 million was primarily attributable to the following:

•                  We experienced changes in customer mix during the three months ended March 31, 2015 resulting in a higher percentage of sales under contracts with more favorable pricing terms for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The increase in pricing contributed approximately $0.9 million to gross margin during the three months ended March 31, 2015.

•                  Increased plant utilization while controlling our wood fiber costs contributed an absorption benefit of approximately $0.8 million to gross margin during the three months ended March 31, 2015. To meet the demand from increased plant utilization in our Mid-Atlantic region, we purchased approximately 17% greater volume of wood fiber during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 at a 4% higher marginal cost. Also, lower fuel costs resulted in reduced to-port logistics costs for all plants during the three months ended March 31, 2015.

•                  For the three months ended March 31, 2015, gross margin was increased by $0.4 million attributable to an increased volume of wood pellets sold as compared to the three months ended March 31, 2014. Sales of wood pellets increased from 343,000 MT during the three months ended March 31, 2014 to 379,000 MT during the three months ended March 31, 2015, a 10% increase in volume.

Adjusted gross margin per metric ton

	Three Months Ended March 31,
	2015	2014	Change
	(in thousands except per metric ton)
Reconciliation of gross margin to adjusted gross margin per metric ton:
Metric tons sold	379	343	36
Gross margin	$3,199	$999	$2,200
Depreciation and amortization(1)	4,658	4,846	(188)
Adjusted gross margin	$7,857	$5,845	$2,012
Adjusted gross margin per metric ton	$20.73	$17.04	$3.69

(1)         Excludes depreciation of office furniture and equipment. Such amount is included in general and administrative expenses.

We earned an adjusted gross margin of $7.9 million, or $20.73 per metric ton, for the three months ended March 31, 2015 and an adjusted gross margin of $5.8 million, or $17.04 per metric ton, for the three months ended March 31, 2014. The factors impacting adjusted gross margin per metric ton are detailed above under the heading “Gross margin.”

General and administrative expenses

General and administrative expenses were $3.3 million for the three months ended March 31, 2015 and $2.1 million for the three months ended March 31, 2014. For the three months ended March 31, 2015, general and administrative expenses included allocated and direct expenses of $2.5 million that were incurred under the MSA. For the three months ended March 31, 2015, we also recorded $0.5 million of expenses paid by our sponsor. General and administrative costs for the three months ended March 31, 2014 included $1.9 million of charges under the MSA. The increase in general and administrative expenses is primarily related to higher variable compensation expense during the three months ended March 31, 2015. We are also incurring incremental general and administrative expenses due to our transition from a private company to a publicly traded limited partnership.

Interest expense

We incurred $1.9 million of interest expense during the three months ended March 31, 2015, and $2.2 million during the three months ended March 31, 2014. The decrease in interest expense was attributable to a decrease in our long-term debt outstanding. Please read “—Prior Senior Secured Credit Facilities” below.

Adjusted EBITDA

	Three Months Ended March 31,
	2015	2014	Change
	(in thousands)
Reconciliation of adjusted EBITDA to net loss:
Net loss	$(2,024)	$(3,357)	$1,333
Depreciation and amortization	4,669	4,854	(185)
Interest expense	1,916	2,228	(312)
Early retirement of debt obligation	—	73	(73)
Non-cash equity compensation	—	1	(1)
Income tax expense	4	4	—
Asset impairments and disposals	19	(8)	27
Adjusted EBITDA	$4,584	$3,795	$789

We generated adjusted EBITDA of $4.6 million for the three months ended March 31, 2015 compared to $3.8 million for the three months ended March 31, 2014. The $0.8 million improvement in adjusted EBITDA was primarily attributable to the $2.0 million increase in adjusted gross margin discussed in further detail above. Offsetting the increase to the adjusted gross margin was the $1.3 million increase in general and administrative expenses discussed above under the heading “General and administrative expenses.”

Liquidity and Capital Resources

Overview

We expect our sources of liquidity to include cash generated from operations, borrowings under our Senior Secured Credit Facilities and, from time to time, debt and equity offerings. We operate in a capital-intensive industry, and our primary liquidity needs are to fund working capital, service our debt, maintain cash reserves, finance maintenance capital expenditures and pay distributions. We believe cash generated from our operations will be sufficient to meet the short-term working capital requirements of our business. However, future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors beyond our control. We intend to pay at least the minimum quarterly distribution of $0.4125 per common and subordinated unit per quarter, which equates to approximately $9.8 million per quarter, or approximately $39.3 million per year, based on the number of common and subordinated units outstanding, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses. Because it is our intent to distribute at least the minimum quarterly distribution on all of our units on a quarterly basis, we expect that we will rely upon external financing sources, including bank borrowings and the issuance of debt and equity securities, to fund future acquisitions.

Working Capital

Working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. Our working capital was $31.5 million at March 31, 2015 and $33.2 million at December 31, 2014. The primary components of changes in working capital were the following:

Accounts receivable, net

Accounts receivable, net increased by $2.6 million during the three months ended March 31, 2015 as compared to December 31, 2014, primarily due to the timing, volume and size of product shipments.

Inventories

Our inventories consist of raw materials, work-in-process, consumable tooling and finished goods. Inventories increased to $18.6 million at March 31, 2015 from $18.1 million at December 31, 2014. The $0.5 million increase was primarily attributable to an increase in finished goods related to the timing of product shipments from our port locations.

Restricted cash

Restricted cash consists primarily of a restricted debt service reserve account in connection with our Prior Senior Secured Credit Facilities (as defined below). Under the Prior Credit Agreement (as defined below), we were required to fund the account in an amount equal to scheduled principal and interest payments during the subsequent nine-month period. We decreased the debt service reserve account from $11.6 million at December 31, 2014 to $7.6 million at March 31, 2015, as the year-end balance contemplated the payments under the Prior Credit Agreement’s cash sweep provisions. In connection with our entering into the new Senior Secured Credit Facilities on April 9, 2015, the balance was released from the restricted account.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities included $2.5 million and $2.4 million related to the MSA for the three months ended March 31, 2015 and year ended December 31, 2014, respectively. Accounts payable and accrued liabilities also included $3.1 million of related party payables during the three months ended March 31, 2015 for shipments of wood pellets purchased from Enviva Cottondale and sold under our off-take contracts.

Cash Flows

The following table sets forth a summary of our net cash flows from operating, investing and financing activities for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$9,085	$1,879
Net cash used in investing activities	(1,272)	(8,302)
Net cash (used in) provided by financing activities	(2,759)	12,105
Net increase in cash and cash equivalents	$5,054	$5,682

Cash Provided by Operating Activities

Net cash provided by operating activities was $9.1 million for the three months ended March 31, 2015 compared to net cash provided of $1.9 million for the three months ended March 31, 2014. The improvement of $7.2 million was primarily attributable to the following:

•                  A decrease in net loss, excluding depreciation and amortization, of $1.1 million during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The improvement in net loss was attributable to the factors detailed above under “—Results of Operations.”

•                  The increase in cash flows from operating activities was also impacted by a favorable change in operating assets and liabilities of $5.6 million during the three months ended March 31, 2015 compared to the corresponding period in 2014. This increase was primarily attributable to a decrease in accounts receivable and a corresponding increase in accounts payable and accrued liabilities during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, which was primarily due to the timing and size of product shipments. Also increasing the accounts payable and accrued liabilities balance at March 31, 2015 was a $3.1 million related party payable for shipments of wood pellets purchased from Enviva Cottondale and sold under our off-take contracts. Offsetting the above was an increase in inventories which was a function of the timing and size of product shipments as well as greater plant utilization during the three months ended March 31, 2015.

Cash Used in Investing Activities

Net cash used in investing activities decreased by $7.0 million for the three months ended March 31, 2015 as compared to the corresponding period in 2014. The decrease during the three months ended March 31, 2015 related primarily to a decrease in purchases of property, plant and equipment driven by completing the construction of the Southampton plant during the early part of 2014. Of the $1.3 million used for purchases of property, plant and equipment during the three months ended March 31, 2015, approximately $0.5 million related to projects intended to increase the production capacity of our plants. The remaining $0.8 million was used to maintain our equipment and machinery.

Cash (Used in) Provided by Financing Activities

Net cash provided by financing activities decreased by $14.9 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. During the three months ended March 31, 2014, we borrowed $15.0 million from our revolving line of credit and made principal payments on debt of $0.6 million. During the three months ending March 31, 2015, we borrowed $6.0 million from our revolving line of credit and made principal payments on debt of $12.8 million. We also reduced our debt service reserve account by $4.0 million during the three months ended March 31, 2015 compared to an increase of $2.3 million during the three months ended March 31, 2014.

Prior Senior Secured Credit Facilities

In November 2012, we entered into a Credit and Guaranty Agreement (the “Prior Credit Agreement”) which provided for a $120.0 million aggregate principal amount of senior secured credit facilities (the “Prior Senior Secured Credit Facilities”). The Prior Senior Secured Credit Facilities consisted of (i) $35.0 million aggregate principal amount of Tranche A advances, (ii) up to $60.0 million aggregate principal amount of delayed draw term commitments, (iii) up to $15.0 million aggregate principal amount of working capital commitments and (iv) up to $10.0 million aggregate principal amount of letter of credit facility commitments. We were required to use the proceeds from borrowings under the Tranche A facility and the delayed draw term facility to complete the construction of the Northampton and Southampton plants and to increase the storage capacity of our Chesapeake terminal. In April 2015, we refinanced and terminated the Prior Senior Secured Credit Facilities with term loan borrowings under our new Senior Secured Credit Facilities, as described below.

New Senior Secured Credit Facilities

On April 9, 2015, we entered into the Credit Agreement providing for $199.5 million aggregate principal amount of senior secured credit facilities. The Senior Secured Credit Facilities consist of (i) $99.5 million aggregate principal amount of Tranche A-1 advances, (ii) $75.0 million aggregate principal amount of Tranche A-2 advances and (iii) up to $25.0 million aggregate principal amount of revolving credit commitments. We are also able to request loans under incremental facilities under the Credit Agreement on the terms and conditions and in the maximum aggregate principal amounts set forth therein, provided that lenders provide commitments to make loans under such incremental facilities. The Senior Secured Credit Facilities mature in April 2020. Borrowings under the Senior

Secured Credit Facilities bear interest, at our option, at either a base rate plus an applicable margin or at a Eurodollar rate (with a 1.00% floor for term loan borrowings) plus an applicable margin.

We borrowed the full amount of the Tranche A-1 and Tranche A-2 facilities at the closing of the Credit Agreement. We used a portion of the proceeds from borrowings under the Tranche A-1 and Tranche A-2 facilities to repay all outstanding indebtedness under the Prior Senior Secured Credit Facilities and related accrued interest. The remaining portion of the proceeds was used to make a distribution to our sponsor. Borrowings under the revolving facility may be used for working capital requirements and general partnership purposes, including the issuance of letters of credit.

Interest is payable quarterly for loans bearing interest at the base rate and at the end of the applicable interest period for loans bearing interest at the Eurodollar rate. The principal amounts of the Tranche A-1 facility and the Tranche A-2 facility are payable in quarterly installments. No amortization is required with respect to the principal amount of the revolving facility. All outstanding amounts under the Senior Secured Credit Facilities will be due and the letter of credit commitments will terminate on the maturity date or upon earlier prepayment or acceleration. We are required to make mandatory prepayments of the Senior Secured Credit Facilities with the proceeds of certain asset sales and debt incurrences.

The Credit Agreement contains certain covenants, restrictions and events of default including, but not limited to, a change of control restriction and limitations on our ability to (i) incur indebtedness, (ii) pay dividends or make other distributions, (iii) prepay, redeem or repurchase certain debt, (iv) make loans and investments, (v) sell assets, (vi) incur liens, (vii) enter into transactions with affiliates, (viii) consolidate or merge and (ix) assign certain material contracts to third parties or unrestricted subsidiaries. We will be restricted from making dividends if an event of default exists under the Credit Agreement or if our interest coverage ratio (determined as the ratio of consolidated EBITDA to consolidated interest expense, determined quarterly) is less than 2.25:1.00 at such time.

Pursuant to the Credit Agreement, we are required to maintain, as of the last day of each fiscal quarter, a ratio of total debt to consolidated EBITDA (“Total Leverage Ratio”) of not more than a maximum ratio, initially set at 4.25:1.00 and stepping down to 3.75:1.00 during the term of the Credit Agreement; provided that the maximum permitted Total Leverage Ratio will be increased by 0.50:1.00 for the period from the consummation of certain qualifying acquisitions through the end of the second full fiscal quarter thereafter.

Our obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and secured by liens on substantially all of our assets.

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, Interest-Imputation of Interest (Topic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU No. 2015-03 requires the presentation of debt issuance costs in the balance sheet as a reduction from the related debt liability rather than as an asset. The amortization of such costs will continue to be reported as interest expense. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and allows early adoption for financial statements that have not been previously issued. The update requires retrospective application upon adoption. We are currently evaluating the impact of this accounting standard.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new standard reduces the number of consolidation models and simplifies their application. The amendments in ASU No. 2015-02 are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations and securitization structures. The amendments simplify the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments (1) eliminate the presumption that a general partner should consolidate a limited partnership, (2) eliminate the indefinite deferral of FASB Statement No. 167, thereby reducing the number of variable interest entity (“VIE”) consolidation models from four to two (including the limited partnership consolidation model), (3) clarify when fees paid to a decision maker should be a factor to include in the consolidation of VIEs, (4) amend the guidance for assessing how related party relationships affect VIE consolidation analysis and (5) exclude certain money market funds from the consolidation guidance. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The standard allows early adoption, including early adoption in an interim period. We are in the process of evaluating the impact of adoption on our consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement-Extraordinary and Unusual Items. The standard eliminates the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU No. 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. The standard is effective for periods beginning after December 15, 2015 and early adoption is permitted. The adoption of ASU No. 2015-01 is not expected to have a material effect on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The new standard provides new guidance on the recognition of revenue and states that an entity should recognize revenue when control of the goods or services transfers to the customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The new standard also requires significantly expanded disclosure regarding qualitative and quantitative information about the nature, timing and uncertainty of revenue and cash flow arising from contracts with customers. On April 1, 2015, the FASB voted to propose a one-year delay in the effective date of ASU No. 2014-09, and it is expected to become effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is not permitted. The standard permits the use of either applying retrospectively the amendment to each prior reporting period presented or retrospectively with the cumulative effect of initially applying at the date of initial application. We are in the process of evaluating the impact of adoption on our consolidated financial statements and have not determined which implementation method will be adopted. Our adoption is not expected to have a material effect on the recognition of revenue.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make judgments, estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Our critical accounting policies and estimates are more fully described in the Prospectus. There have been no significant changes to our critical accounting policies and estimates since December 31, 2014.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

The information about market risks for the three months ended March 31, 2015 does not differ materially from that disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk” in the Prospectus.

Item 4.                                 Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our general partner. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2015, the end of the period covered by this report.

Internal Control Over Financial Reporting and Changes in Internal Control Over Financial Reporting

The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules that generally require every company that files reports with the SEC to include a management report on such company’s internal control over financial reporting in its annual report.  In addition, our independent registered public accounting firm must attest to our internal control over financial reporting. Our first Annual Report on Form 10-K will not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to new public companies. Management will be required to provide an assessment of effectiveness of our internal control over financial reporting as of December 31, 2016.  We are not required to comply with the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act while we qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012.

During the quarter ended March 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.                                 Legal Proceedings

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we do not believe that we are a party to any litigation that will have a material adverse impact on our financial condition or results of operations.

Item 1A.                        Risk Factors

There have been no material changes from the risk factors disclosed in the section entitled “Risk Factors” in the Prospectus.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

On April 28, 2015, our registration statement on Form S-1 (SEC Registration No. 333-199625), as amended, that we filed with the SEC related to the IPO became effective. Barclays Capital Inc., Goldman, Sachs & Co., RBC Capital Markets, LLC and Citigroup Global Markets Inc. served as representatives of the several underwriters for the IPO. The closing date of the IPO was May 4, 2015, and Enviva Partners, LP sold 11,500,000 common units to the public, which included 1,500,000 common units that were issued pursuant to the full exercise of the underwriters’ option to purchase additional common units, at a price of $20.00 per common unit, resulting in gross proceeds of $230.0 million. The proceeds received and the use of proceeds from the IPO were as follows (in millions):

Proceeds received from the sale of common units (1)	$230.0

Use of proceeds:
Underwriting discount	$13.8
Structuring fee	1.2
Distribution to our sponsor related to its contribution of assets to us in connection with this offering (2)	86.7
Repayment of intercompany indebtedness related to the acquisition of our Cottondale plant	83.0
Retained for general partnership purposes, including the payment of estimated offering expenses of $1.5 million	45.4
Total:	$230.0

(1)         Includes $28.1 million of net proceeds from the 1,500,000 common units that were issued pursuant to the full exercise of the underwriters’ option to purchase additional common units.

(2)        Borrowings of $85.9 million under our new term loan facility were also used to make a distribution to our sponsor.

Prior to or in connection with the closing of the IPO, the following transactions, among others, occurred:

•                  On April 9, 2015, our sponsor contributed its interests in each of Enviva Pellets Cottondale, LLC, Enviva, LP and Enviva GP, LLC, the general partner of Enviva, LP, to us;

•                  On May 4, 2015, we issued 405,138 common units and 11,905,138 subordinated units to our sponsor; and

•                  On May 4, 2015, we issued the incentive distribution rights to our general partner.

The foregoing transactions were undertaken in reliance upon the exemption from the registration requirements under Section 4(2) of the Securities Act of 1933, as amended.

Item 6.                                 Exhibits

The information required by this Item 6 is set forth in the Exhibit Index accompanying this Quarterly Report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIVA PARTNERS, LP

	By:	Enviva Partners GP, LLC, its general partner

Date: June 8, 2015	By:	/s/ Stephen F. Reeves
Stephen F. Reeves
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Certificate of Limited Partnership of Enviva Partners, LP (Exhibit 3.1, Form S-1 Registration Statement filed October 28, 2014, File No. 333-199625)

3.2	First Amended and Restated Agreement of Limited Partnership of Enviva Partners, LP, dated October 20, 2014, by Enviva Partners GP, LLC (Exhibit 3.1, Form 8-K filed May 4, 2015, File No. 001-37363)

4.1

Registration Rights Agreement, dated May 4, 2015, by and among Enviva Partners, LP, Enviva MLP Holdco, LLC and Enviva Cottondale Acquisition I, LLC (Exhibit 4.1, Form 8-K filed May 4, 2015, File No. 001-37363)

10.1

Contribution Agreement by and among Enviva Holdings, LP, Enviva MLP Holdco, LLC, Enviva, LP, Enviva Cottondale Acquisition I, LLC and Enviva Partners, LP, dated as of April 9, 2015 (Exhibit 10.1, Form S-1 Registration Statement filed April 15, 2015, File No. 333-199625)

10.2

Contribution Agreement, dated April 28, 2015, by and among Enviva Holdings, LP, Enviva MLP Holdco, LLC, Enviva, LP, Enviva Cottondale Acquisition I, LLC and Enviva Partners, LP (Exhibit 10.1, Form 8-K filed May 4, 2015, File No. 001-37363)

10.3	Purchase Rights Agreement, dated May 4, 2015, by and among Enviva Partners, LP, Enviva Partners GP, LLC and Enviva Holdings, LP (Exhibit 10.2, Form 8-K filed May 4, 2015, File No. 001-37363)

10.4	Enviva Partners, LP Long-Term Incentive Plan (Exhibit 4.3, Form S-8 Registration Statement filed April 30, 2015, File No. 333-203756)

10.5	Employment Agreement between John K. Keppler and Enviva Holdings, LP, dated June 28, 2014 (Exhibit 10.8, Form S-1 Registration Statement filed December 3, 2014, File No. 333-199625)

10.6	Employment Agreement between Stephen F. Reeves and Enviva Holdings, LP, dated June 28, 2014 (Exhibit 10.9, Form S-1 Registration Statement filed December 3, 2014, File No. 333-199625)

10.7	Employment Agreement between William H. Schmidt, Jr. and Enviva Holdings, LP, dated June 28, 2014 (Exhibit 10.11, Form S-1 Registration Statement filed December 3, 2014, File No. 333-199625)

10.8

Management Services Agreement by and among Enviva Partners, LP, Enviva Partners GP, LLC, Enviva, LP, Enviva GP, LLC, the subsidiaries of Enviva, LP party thereto and Enviva Management Company, LLC, dated as of April 9, 2015 (Exhibit 10.12, Form S-1 Registration Statement filed April 15, 2015, File No. 333-199625)

10.9

Credit Agreement, dated as of April 9, 2015, among Enviva Partners, LP, as Borrower, the Lenders party thereto and Barclays Bank PLC, as Administrative Agent and Collateral Agent (Exhibit 10.13, Form S-1 Registration Statement filed April 15, 2015, File No. 333-199625)

10.10	Contribution Agreement between Enviva, LP and Enviva Wilmington Holdings, LLC, dated November 25, 2014 (Exhibit 10.14, Form S-1 Registration Statement filed December 3, 2014, File No. 333-199625)

10.11

Terminal Services Agreement by and between Enviva Port of Chesapeake, LLC and Enviva Wilmington Holdings, LLC, dated November 24, 2014 (Exhibit 10.17, Form S-1 Registration Statement filed March 9, 2015, File No. 333-199625)

10.12	Master Biomass Purchase and Sale Agreement, dated as of April 9, 2015, by and between Enviva, LP and Enviva Wilmington Holdings, LLC (Exhibit 10.8, Form 8-K filed May 4, 2015, File No. 001-37363)

10.13	Terminal Services Agreement, dated April 9, 2015, by and between Enviva Port of Chesapeake, LLC and Enviva Wilmington Holdings, LLC (Exhibit 10.7, Form 8-K filed May 4, 2015, File No. 001-37363)

10.14	License Agreement, dated April 9, 2015, by and among Enviva Holdings, LP, Enviva Partners GP, LLC and Enviva Partners, LP (Exhibit 10.3, Form 8-K filed May 4, 2015, File No. 001-37363)

10.15	Form of Phantom Unit Award Grant Notice and Award Agreement (performance-based vesting for employees) (Exhibit 10.21, Form S-1 Registration Statement filed April 3, 2015, File No. 333-199625)

10.16	Form of Phantom Unit Award Grant Notice and Award Agreement (time-based vesting for employees) (Exhibit 10.20, Form S-1 Registration Statement filed April 3, 2015, File No. 333-199625)

10.17	Form of Phantom Unit Award Grant Notice and Award Agreement (non-employee directors) (Exhibit 10.22, Form S-1 Registration Statement filed April 3, 2015, File No. 333-199625)

10.18	First Amended and Restated Employment Agreement between Stephen F. Reeves and Enviva Management Company, LLC, dated May 29, 2015 (Exhibit 10.1, Form 8-K filed May 29, 2015, File No. 001-37363)

10.19	First Amended and Restated Employment Agreement between William H. Schmidt, Jr. and Enviva Management Company, LLC, dated May 29, 2015 (Exhibit 10.2, Form 8-K filed May 29, 2015, File No. 001-37363)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

*                               Filed herewith.

**                        Furnished herewith.