Form 10-Q
period 2015-06-30
Enviva Partners, LP
filed 2015-07-31
CIK 1592057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 001-37363

Enviva Partners, LP

(Exact name of registrant as specified in its charter)

Delaware	46-4097730
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7200 Wisconsin Ave, Suite 1000 Bethesda, MD	20814
(Address of principal executive offices)	(Zip code)

(301) 657-5560

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of July 30, 2015, 11,905,138 common units and 11,905,138 subordinated units were outstanding.

ENVIVA PARTNERS, LP
QUARTERLY REPORT ON FORM 10-Q

i

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

Cottondale plant: a wood pellet production plant in Cottondale, Florida, owned by Enviva Pellets Cottondale, LLC.

dry-bulk: describes commodities which are shipped in large, unpackaged amounts.

FOB: Free On Board. Where a contract for the sale of goods contains FOB shipping terms, the seller completes delivery when the goods pass the ship’s rail at the named port of shipment, and the buyer must bear all costs and risk of loss from such point.

GAAP: Generally Accepted Accounting Principles in the United States.

General Partner: Enviva Partners GP, LLC, the general partner of the Partnership.

Green Circle: Green Circle Bio Energy, Inc., the former owner of the Cottondale plant.

Hancock JV: a joint venture between the sponsor and Hancock Natural Resource Group, Inc. and certain other affiliates of John Hancock Life Insurance Company.

Management Company: Enviva Management Company, LLC, a subsidiary of the sponsor.

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

Partnership: Enviva Partners, LP.

Predecessor: Enviva, LP.

ramp or ramp-up: a period of time of increasing production following the startup of a plant or completion of a project.

Schedule K-1: an income tax document used to report the incomes, losses and dividends of a business’s partners and prepared for each partner individually.

Southampton plant: a wood pellet production plant in Southampton County, Virginia, owned by Enviva Pellets Southampton, LLC.

sponsor: Enviva Holdings, LP.

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

PART I — FINANCIAL INFORMATION

Item 1.                                 Financial Statements (unaudited)

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2015	December 31, 2014
		(Predecessor)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$76,668	$592
Accounts receivable, net of allowance for doubtful accounts of $0 in 2015 and $61 in 2014	37,650	21,998
Related party receivable	998	—
Inventories	22,552	18,064
Restricted cash	—	11,640
Deferred issuance costs	—	4,052
Prepaid expenses and other current assets	3,340	1,734
Total current assets	141,208	58,080
Property, plant and equipment, net of accumulated depreciation of $44.6 million in 2015 and $40.9 million in 2014	323,590	316,259
Intangible assets, net of accumulated amortization of $5.3 million in 2015 and $1.0 million in 2014	5,113	722
Goodwill	85,615	4,879
Debt issuance costs, net of accumulated amortization of $0.2 million in 2015 and $3.0 million in 2014	4,894	3,594
Other long-term assets	616	955
Total assets	$561,036	$384,489
Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$6,595	$4,013
Related party payable	5,063	2,354
Accrued liabilities	13,413	8,159
Deferred revenue	537	60
Current portion of interest payable	1,918	73
Current portion of long-term debt and capital lease obligations	3,109	10,237
Total current liabilities	30,635	24,896
Long-term debt and capital lease obligations	174,403	83,838
Interest payable	590	572
Interest rate swap derivatives	—	101
Other long-term liabilities	541	554
Total liabilities	206,169	109,961
Commitments and contingencies
Partners’ capital:
Predecessor equity	—	271,495
General partner interest	—	—
Limited partner interests, 23.8 million units outstanding	351,850	—
Total Enviva Partners, LP partners’ capital	351,850	271,495
Noncontrolling partners’ interests	3,017	3,033
Total partners’ capital	354,867	274,528
Total liabilities and partners’ capital	$561,036	$384,489

See accompanying notes to unaudited condensed consolidated financial statements

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per unit amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
		(Predecessor)		(Predecessor)

Product sales	$107,195	$67,328	$220,776	$133,146
Other revenue	2,464	1,223	3,197	1,903
Net revenue	109,659	68,551	223,973	135,049
Cost of goods sold, excluding depreciation and amortization	89,220	60,957	183,620	121,610
Depreciation and amortization	7,034	4,695	15,293	9,541
Total cost of goods sold	96,254	65,652	198,913	131,151
Gross margin	13,405	2,899	25,060	3,898
General and administrative expenses	4,627	2,503	8,397	4,562
Income (loss) from operations	8,778	396	16,663	(664)
Other income (expense):
Interest expense	(2,772)	(2,267)	(4,689)	(4,495)
Related party interest expense	(296)	—	(1,097)	—
Early retirement of debt obligation	(4,699)	—	(4,699)	(73)
Other income	15	—	15	4
Total other expense, net	(7,752)	(2,267)	(10,470)	(4,564)
Income (loss) before income tax expense	1,026	(1,871)	6,193	(5,228)
Income tax expense	—	—	2,656	—
Net income (loss)	1,026	(1,871)	3,537	(5,228)
Less net loss attributable to noncontrolling partners’ interests	8	21	16	42
Net income (loss) attributable to Enviva Partners, LP	$1,034	$(1,850)	$3,553	$(5,186)
Less: Predecessor loss to May 4, 2015 (prior to IPO)	$(4,651)		$(2,132)
Enviva Partners, LP partners’ interest in net income from May 4, 2015 to June 30, 2015	$5,685		$5,685
Net income per limited partner unit:
Common — basic and diluted	$0.24		$0.24

Subordinated — basic and diluted	$0.24		$0.24

Weighted average number of limited partner units outstanding:
Common — basic	11,905		11,905
Common — diluted	12,159		12,159
Subordinated — basic and diluted	11,905		11,905

Distribution declared per limited partner unit for respective periods	$0.2630		$0.2630

See accompanying notes to unaudited condensed consolidated financial statements

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Partners’ Capital

(In thousands)
(Unaudited)

		General Partner-	Partners’ Capital
	Net Parent	Incentive Distribution	Common Units- Public		Common Units- Sponsor		Subordinated Units- Sponsor		Non- controlling	Total Partners’
	Investment	Rights	Units	Amount	Units	Amount	Units	Amount	Interest	Capital
Balance as of December 31, 2014	$271,495	$—	—	$—	—	$—	—	$—	$3,033	$274,528
Conveyance of Enviva Pellets Southampton, LLC to Hancock JV	(91,696)	—	—	—	—	—	—	—	—	(91,696)
Contribution of Enviva Cottondale Acquisition II, LLC	132,765	—	—	—	—	—	—	—	—	132,765
Distribution to sponsor	(4,152)	—	—	—	—	—	—	—	—	(4,152)
Expenses incurred by sponsor	3,088	—	—	—	—	—	—	—	—	3,088
Net income from January 1, 2015 to May 4, 2015 (prior to IPO)	(2,132)	—	—	—	—	—	—	—	(9)	(2,141)
Balance as of May 4, 2015 (prior to IPO)	309,368	—	—	—	—	—	—	—	3,024	312,392
Net proceeds from initial public offering, net	—	—	11,500	209,164	—	—	—	—	—	209,164
Distribution to sponsor	(172,550)	—	—	—	—	—	—	—	—	(172,550)
Allocation of net Parent investment to sponsor	(136,818)	—	—	—	405	4,503	11,905	132,315	—	—
Unit-based compensation	—	—	—	183	—	—	—	—	—	183
Net income - May 5, 2015 through June 30, 2015	—	—	—	2, 746	—	97	—	2,842	(7)	5,678
Partners’ Capital, June 30, 2015	$—	$—	11,500	$212,093	405	$4,600	11,905	$135,157	$3,017	$354,867

See accompanying notes to unaudited condensed consolidated financial statements

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
		(Predecessor)

Net income (loss)	$3,537	$(5,228)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,315	9,558
Amortization of debt issuance costs and original issue discount	875	1,011
General and administrative expense incurred by Enviva Holdings, LP	475	—
Allocation of income tax expense from Enviva Cottondale Acquisition I, LLC	2,663	—
Early retirement of debt obligation	4,699	73
Loss on disposals of property, plant and equipment	27	62
Unit-based compensation	183	1
Change in fair value of interest rate swap derivatives	23	44
Change in operating assets and liabilities:
Accounts receivable	(3,494)	6,799
Prepaid expenses and other assets	(2,209)	2,148
Inventories	(1,291)	2,584
Other long-term assets	399	268
Accounts payable and accrued liabilities	8,624	2,421
Accrued interest	1,920	84
Deferred revenue	477	(411)
Other long-term liabilities	25	258
Net cash provided by operating activities	32,248	19,672
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,401)	(12,982)
Restricted cash	—	44
Payment of acquisition related costs	(3,573)	—
Proceeds from the sale of equipment	53	31
Net cash used in investing activities	(5,921)	(12,907)
Cash flows from financing activities:
Principal payments on debt and capital lease obligations	(182,371)	(21,263)
Cash paid related to debt issuance costs	(5,123)	—
Termination payment for interest rate swap derivatives	(146)	—
Release of cash restricted for debt service	11,640	—
Cash restricted for debt service	—	(4,600)
IPO proceeds, net	215,050	—
Distribution of cash to sponsor	(4,152)	—
Distribution to sponsor	(172,550)	—
Cash paid for deferred IPO costs	(1,340)	—
Proceeds from contributions from sponsor	10,236	—
Proceeds from debt issuance	178,505	20,000
Net cash provided by (used in) financing activities	49,749	(5,863)
Net increase in cash and cash equivalents	76,076	902
Cash and cash equivalents, beginning of period	592	3,558
Cash and cash equivalents, end of period	$76,668	$4,460

See accompanying notes to unaudited condensed consolidated financial statements

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
		(Predecessor)
Non-cash investing and financing activities:
The Partnership acquired property, plant and equipment in non-cash transactions as follows:
Property, plant and equipment acquired included in accounts payable and accrued liabilities	$302	$1,006
Property, plant and equipment acquired under capital leases	—	290
Property, plant and equipment transferred from prepaid expenses	173	—
Contribution of Enviva Pellets Cottondale, LLC net assets	122,529	—
Application of deferred IPO costs to partners’ capital	5,913	—
IPO costs included in accounts payable and accrued liabilities	370	—
Conveyance of Enviva Pellets Southampton, LLC to Hancock JV	91,696	—
Distribution of Cottondale assets to sponsor	354	—
Non-cash adjustments to financed insurance and prepaid expenses	105	—
Financed insurance	—	1,711
Depreciation capitalized to inventories	223	158
Early retirement of debt obligation:
Deposit applied to principal outstanding under promissory note	—	391
Deposit applied to accrued interest under promissory note	—	154
Non-cash capital contributions from sponsor	304	869
Supplemental information:
Interest paid	$2,950	$3,360

See accompanying notes to unaudited condensed consolidated financial statements

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except per unit amounts and unless otherwise noted)
(Unaudited)

(1)   Description of Business and Basis of Presentation

Enviva Partners, LP (the “Partnership”) is a Delaware limited partnership formed on November 12, 2013 as a wholly-owned subsidiary of Enviva Holdings, LP (the “sponsor”). Through its interests in Enviva, LP (the “Predecessor”) and Enviva GP, LLC, the general partner of the Predecessor, the Partnership supplies utility-grade wood pellets to major power generators under long-term, take-or-pay off-take contracts. The Partnership acquires wood fiber from landowners and other suppliers, dries and processes that fiber into wood pellets at industrial-scale production plants and transports those products to deep-water marine terminals where they are stored and then distributed to customers. Wood pellets are sold principally to Northern European power generators who use them as a substitute fuel for coal in dedicated biomass or co-fired coal power plants.

The Partnership operates five industrial-scale wood pellet production plants located in the Mid-Atlantic and Gulf Coast regions of the United States. Wood pellets are exported from a wholly-owned deep-water marine terminal in Chesapeake, Virginia and from a third-party deep-water marine terminal in Mobile, Alabama under a long-term contract. Production from the Partnership’s wood pellet production plant in Cottondale, Florida (the “Cottondale plant”) is exported from a third-party terminal in Panama City, Florida, under a long-term contract.

On May 4, 2015, the Partnership completed an initial public offering (the “IPO”) of common units representing limited partner interests in the Partnership (see Note 2, Initial Public Offering). Prior to the closing of the IPO, the sponsor contributed to the Partnership its interests in the Predecessor, Enviva GP, LLC, and Enviva Cottondale Acquisition II, LLC (“Acquisition II”), which was the owner of Enviva Pellets Cottondale, LLC (“Cottondale”). The primary assets contributed to the Partnership by the sponsor included five industrial-scale wood pellet production plants and a wholly-owned deep-water terminal and long-term contractual arrangements to sell the wood pellets produced at the plants to third parties.

Until April 9, 2015, Enviva MLP Holdco, LLC, a wholly-owned subsidiary of the sponsor, was the owner of the Predecessor, and Enviva Cottondale Acquisition I, LLC (“Acquisition I”), a wholly-owned subsidiary of the sponsor, was the owner of Acquisition II.

The sponsor acquired Green Circle Bio Energy, Inc. (“Green Circle”), which owned the Cottondale plant, in January 2015 and contributed it to the Partnership in April 2015 in exchange for subordinated units in the Partnership. Prior to such contribution, the sponsor converted Green Circle into a Delaware limited liability company and changed the name of the entity to “Enviva Pellets Cottondale, LLC.”

In connection with the closing of the Senior Secured Credit Facilities (as defined below) (see Note 10, Long-Term Debt and Capital Lease Obligations), on April 9, 2015, the Partnership, the Predecessor and the sponsor executed a series of transactions that were accounted for as common control transactions and are referred to as the “Reorganization”:

•                  Under a Contribution Agreement, the Predecessor conveyed 100% of the outstanding limited liability company interest in Enviva Pellets Southampton, LLC, which owns a wood pellet production plant in Southampton County, Virginia (the “Southampton plant”), to a joint venture between the sponsor and Hancock Natural Resource Group, Inc. and certain other affiliates of John Hancock Life Insurance Company (the “Hancock JV”); and

•                  Under a separate Contribution Agreement by and among the sponsor, Enviva MLP Holdco, LLC, Acquisition I, the Predecessor and the Partnership, the parties executed the following transactions:

•                  The Predecessor distributed cash and cash equivalents of $1.7 million and accounts receivable of $2.4 million to the sponsor;

•                  The sponsor contributed to the Partnership 100% of the outstanding limited liability company interest in Acquisition II, the former owner of Cottondale (formerly Green Circle Bio Energy, Inc.), which owns the Cottondale plant;

•                  The sponsor contributed 100% of the outstanding interests in each of the Predecessor and Enviva GP, LLC to the Partnership; and

•                  The Partnership used $82.2 million of the proceeds from borrowings under the Senior Secured Credit Facilities to repay all outstanding indebtedness under the Predecessor’s $120.0 million senior secured credit facilities (the “Prior Senior Secured Credit Facilities”) and related accrued interest (see Note 10, Long-Term Debt and Capital Lease Obligations).

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except per unit amounts and unless otherwise noted)
(Unaudited)

As a result of the Reorganization, the Partnership became the owner of the Predecessor, Enviva GP, LLC and Acquisition II.

On April 9, 2015, the Partnership also entered into a Master Biomass Purchase and Sale Agreement (the “Biomass Purchase Agreement”) pursuant to which the Hancock JV sells to the Partnership, on a fixed-price basis, wood pellets initially sourced from the production at the Southampton plant. The purchased wood pellets from the Hancock JV are sold to the Partnership’s customers under existing off-take contracts.

In connection with the closing of the IPO, under a Contribution Agreement by and among the sponsor, Enviva MLP Holdco, LLC, Acquisition I, the Predecessor and the Partnership, Acquisition II merged into the Partnership and the Partnership contributed its interest in Cottondale to the Predecessor.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except per unit amounts and unless otherwise noted)
(Unaudited)

The accompanying unaudited interim condensed consolidated financial statements (“interim statements”) of the Partnership have been prepared in connection with the completed IPO of common units representing limited partner interests in the Partnership. The accompanying interim statements include the accounts of the Predecessor and its subsidiaries and were prepared using the Predecessor’s historical basis. Prior to the IPO, certain of the assets and liabilities of the Predecessor were transferred to the Partnership within the sponsor’s consolidated group in a transaction under common control and as such the condensed consolidated historical financial statements of the Predecessor are presented as the Partnership’s historical financial statements as we believe they provide a representation of our management’s ability to execute and manage our business plan. As entities under common control, the contributed assets were recorded on the balance sheet at the Predecessor’s historical basis rather than fair value. The financial statements were prepared using the Predecessor’s historical basis in the assets and liabilities, and include all revenues, costs, assets and liabilities attributed to the Predecessor. The financial statements for periods prior to the Reorganization have been recast to reflect the contribution of the sponsor’s interests in the Predecessor and Enviva GP, LLC as if the contributions occurred at the beginning of the periods presented and the contribution of the sponsor’s interests in Acquisition II as if the contribution occurred on January 5, 2015. Enviva Pellets Southampton, LLC is not included in the Partnership’s condensed consolidated financial statements effective April 9, 2015, the date of the Reorganization.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except per unit amounts and unless otherwise noted)
(Unaudited)

The following table outlines the changes in consolidated net assets resulting from the contribution of Acquisition II to the Partnership and the conveyance of Enviva Pellets Southampton, LLC to Hancock JV:

	Enviva Pellets Southampton, LLC	Enviva Cottondale Acquisition II, LLC	Total
Assets:
Cash	$—	$10,236	$10,236
Accounts receivable	(12)	13,457	13,445
Inventories	(4,040)	6,095	2,055
Prepaid expenses and other current assets	(130)	507	377
Property, plant and equipment, net	(91,537)	108,736	17,199
Intangibles, net	—	8,700	8,700
Goodwill	—	80,736	80,736
Other assets	—	58	58
Total assets	(95,719)	228,525	132,806
Liabilities:
Accounts payable	(536)	3,597	3,061
Accrued liabilities	(2,362)	4,849	2,487
Long-term debt and capital leases	(1,076)	87,314	86,238
Other liabilities	(49)	—	(49)
Total liabilities	(4,023)	95,760	91,737
Net assets contributed to Partnership	$(91,696)	$132,765	$41,069

The following is a reconciliation of the Predecessor’s partners’ capital as of December 31, 2014 and total net assets contributed to the Partnership prior to the May 4, 2015 IPO:

Predecessor’s partners’ capital — December 31, 2014	$274,528
Conveyance of Enviva Pellets Southampton, LLC to Hancock IV	(91,696)
Distribution of cash to sponsor	(4,152)
Contribution of Enviva Cottondale Acquisition II, LLC	132,765
Expenses incurred by sponsor	3,088
Net loss January 1, 2015 to May 4, 2015 (prior to IPO) attributable to Enviva Partners, LP	(2,132)
Net loss January 1, 2015 to May 4, 2015 (prior to IPO) attributable to noncontrolling partners’ interest	(9)
Predecessor’s partners’ capital — May 4, 2015 (prior to IPO)	$312,392

The following summarized unaudited pro forma consolidated income statement information for the six months ended June 30, 2015 and 2014, assumes that the contribution of the sponsors’ interests in the Predecessor and Enviva GP, LLC occurred on January 1, 2014 and that the contribution of the sponsor’s interests in Acquisition II occurred on January 5, 2014. The summarized unaudited pro forma financial results are prepared for comparative purposes only. The summarized unaudited pro forma financial results may not be indicative of the results that would have occurred if the contributions had been completed as of January 1, 2014 or the results that will be attained in the future.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except per unit amounts and unless otherwise noted)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
		(Predecessor)

Net revenue	$223,973	$207,742
Net income	3,537	5,686
Less net loss attributable to noncontrolling partners’ interests	16	42
Net income attributable to Enviva Partners, LP	3,553	5,728
Net income per limited partner unit:
Common — diluted	$0.15	$0.24
Subordinated— diluted	$0.15	$0.24

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except per unit amounts and unless otherwise noted)
(Unaudited)

The following table presents the changes to previously reported amounts of the Partnership’s condensed consolidated statement of operations for the three months ended March 31, 2015 included in the Partnership’s quarterly report on Form 10-Q for the quarter ended March 31, 2015:

	Three Months Ended March 31, 2015
	As Reported	Enviva Cottondale Acquisition II, LLC	Total

Product sales	$70,983	$42,162	$113,145
Other revenue	1,168	—	1,168
Net revenue	72,151	42,162	114,313
Cost of goods sold, excluding depreciation and amortization	64,294	30,106	94,400
Depreciation and amortization	4,658	3,601	8,259
Total cost of goods sold	68,952	33,707	102,659
Gross margin	3,199	8,455	11,654
General and administrative expenses	3,310	460	3,770
(Loss) income from operations	(111)	7,995	7,884
Other income (expense):
Interest expense	(1,916)	(800)	(2,716)
Other income	3	3	6
Total other expense, net	(1,913)	(797)	(2,710)
(Loss) income before income tax expense	(2,024)	7,198	5,174
Income tax expense	—	2,663	2,663
Net (loss) income	(2,024)	4,535	2,511
Less net loss attributable to noncontrolling partners’ interests	8	—	8
Net (loss) income attributable to Enviva Partners, LP	$(2,016)	$4,535	$2,519

The Partnership’s condensed consolidated statement of operations for the six months ended June 30, 2015 includes income tax expense of $2.7 million related to the activities of the Cottondale plant, from the date of acquisition on January 5, 2015 through April 8, 2015.  During this period, Cottondale was a corporate subsidiary of Acquisition II, a wholly-owned corporate subsidiary of Acquisition I, the corporate parent of the consolidated group. On April 7 and 8, 2015, Cottondale and Acquisition II, respectfully, converted to limited liability companies. Prior to the contribution of Acquisition II to the Partnership on April 9, 2015, the financial results of Acquisition II and Cottondale were included in the consolidated federal income tax return of the tax paying entity, Acquisition I. As the income tax expense recorded for the period January 5, 2015 through April 9, 2015 related to the time that the Cottondale plant and Acquisition II were corporate subsidiaries of Acquisition I’s consolidated group, the income tax expense is reflected as an equity contribution on the books of Cottondale.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments and accruals that are necessary for a fair presentation of the results of all interim periods presented herein and are of a normal recurring nature. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in the prospectus of Enviva Partners, LP as filed with the SEC on April 29, 2015 in connection with the IPO.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except per unit amounts and unless otherwise noted)
(Unaudited)

(2)         Initial Public Offering

On May 4, 2015, the Partnership completed an IPO of 11,500,000 common units, including common units issued upon exercise of the underwriter’s option, representing limited partner interests in the Partnership at a price to the public of $20.00 per unit ($18.80 per common unit, net of underwriting discounts and commissions) and constituting approximately 48.3% of the Partnership’s outstanding limited partner interests. The IPO was registered pursuant to a registration statement on Form S-1 originally filed on October 27, 2014, as amended (Registration No. 333-199625), that was declared effective by the SEC on April 28, 2015. The net proceeds from the IPO of approximately $215.1 million after deducting the underwriting discount and structuring fee were used to (i) repay intercompany indebtedness related to the acquisition of Green Circle in the amount of approximately $83.0 million and (ii) distribute approximately $86.7 million to the sponsor related to its contribution of assets to the Partnership in connection with the IPO, with the Partnership retaining $45.4 million for general partnership purposes, including offering expenses.

The sponsor owns 51.7% of the Partnership’s limited partner interests through 405,138 common units and all of the Partnership’s subordinated units, and Enviva Partners GP, LLC, the Partnership’s general partner and a wholly-owned subsidiary of the sponsor (the “General Partner”), owns all the outstanding incentive distribution rights.

(3)         Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Partnership and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Certain amounts for the six months ended June 30, 2014 have been reclassified to early retirement of debt obligation from interest expense to conform to the current presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the Partnership’s unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Segment and Geographic Information

Operating segments are defined as components of an enterprise about which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Partnership views its operations and manages its business as one operating segment. All long-lived assets of the Partnership are located in the United States.

Other Comprehensive Income (Loss)

Comprehensive loss includes net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under GAAP are recorded as an element of partners’ capital but are excluded from net loss. The Partnership had no components of other comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014.

Net Income per Limited Partner Unit

The Partnership computes net income per unit using the two-class method as the Partnership has more than one class of participating securities including common units, subordinated units, certain equity based-compensation

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except per unit amounts and unless otherwise noted)
(Unaudited)

awards and incentive distribution rights. The Partnership bases its calculation of net income per unit on the weighted-average number of common and subordinated limited partner units outstanding during the period. Diluted net income per unit includes the effects of potentially dilutive time-based and performance-based phantom units on our common units.

The General Partner owns a non-economic interest in the Partnership which does not entitle it to receive cash distributions but owns all of the outstanding incentive distribution rights (“IDRs”) as of June 30, 2015. Pursuant to the partnership agreement, incentive distribution rights represent the right to receive increasing percentages (ranging from 15% to 50%) of quarterly distributions from operating surplus after the minimum quarterly distribution and certain target distribution levels have been achieved. Net income per unit applicable to limited partners (including the holder of subordinated units) is computed by dividing limited partners’ interest in net income by the weighted-average number of outstanding common and subordinated units.

Income Taxes

The Partnership and sponsor are pass-through entities and are not considered taxable entities for federal income tax purposes. Therefore, there is not a provision for U.S. federal and most state income taxes in the accompanying condensed consolidated financial statements. The Partnership’s net income or loss is allocated to its partners in accordance with the partnership agreement. The partners are taxed individually on their share of the Partnership’s earnings. At June 30, 2015 and December 31, 2014, the Partnership and sponsor did not have any liabilities for uncertain tax position or gross unrecognized tax benefit. Some states impose franchise and capital taxes on the Partnership. Such taxes are not material to the condensed consolidated financial statements and have been included in other income (expense) as incurred.

Cash and Cash Equivalents

Cash and cash equivalents consist of short-term, highly liquid investments readily convertible into cash with an original maturity of three months or less.

Restricted Cash

The Predecessor funded a restricted debt service reserve account in connection with the Prior Senior Secured Credit Facilities (see Note 10, Long-Term Debt and Capital Lease Obligations). The restricted debt service reserve account was released as a result of the repayment in full of the Prior Senior Secured Credit Facilities on April 9, 2015.

Revenue Recognition

The Partnership primarily earns revenue by supplying wood pellets to customers under long-term, U.S. dollar-denominated contracts (also referred to as “off-take” contracts). The Partnership refers to the structure of the contracts as “take-or-pay” because they include a firm obligation to take a fixed quantity of product at a stated price and provisions that ensure the Partnership will be made whole in the case of the customer’s failure to accept all or a part of the contracted volumes or for termination by the customer. Each contract defines the annual volume of wood pellets that the customer is required to purchase and the Partnership is required to sell, the fixed-price per metric ton for product satisfying a base net calorific value and other technical specifications, and, in some instances, provides for price adjustments for actual product specification and changes in underlying costs. Revenues from the sale of wood pellets are recognized when the goods are shipped, title passes, the sales price to the customer is fixed and collectability is reasonably assured.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except per unit amounts and unless otherwise noted)
(Unaudited)

Depending on the specific off-take contract, shipping terms are either Cost, Insurance and Freight (“CIF”) or Free on Board (“FOB”). Under a CIF contract, the Partnership procures and pays for shipping costs which include insurance and all other charges up to the port of destination for the customer. These costs are included in the price to the customer and, as such, are included in revenue and cost of goods sold. Under a FOB contract, the customer is directly responsible for shipping costs.

In some cases, the Partnership may purchase shipments of product from a third-party supplier and resell them in back-to-back transactions that immediately transfer title and risk of loss to the ultimate purchaser. Thus, the revenue from these transactions is recorded net of costs paid to the third-party supplier. The Partnership records this revenue as “Other revenue.”

In instances when a customer requests the cancellation, deferral or acceleration of a shipment, the customer may pay a fee, including reimbursement of any incremental costs incurred by the Partnership, which is included in revenue.

Cost of Goods Sold

Cost of goods sold includes the costs to produce and deliver wood pellets to customers. Raw material, production and distribution costs associated with delivering wood pellets to the ports and third-party wood pellet purchase costs are capitalized as a component of inventory. Fixed production overhead, including the related depreciation expense, is allocated to inventory based on the normal capacity of the facilities. These costs are reflected in cost of goods sold when inventory is sold. Distribution costs associated with shipping wood pellets to customers and amortization are expensed as incurred. Inventory is recorded using FIFO which requires the use of judgment and estimates. Given the nature of the inventory, the calculation of cost of goods sold is based on estimates used in the valuation of the FIFO inventory and in determining the specific composition of inventory that is sold to each customer.

The Partnership entered into the Biomass Purchase Agreement pursuant to which the Hancock JV sells certain volumes of wood pellets per month to the Partnership on a fixed-price basis. The pellets purchased from the Hancock JV are sold to the Partnership’s customers under existing off-take contracts (see Note 11, Related Party Transactions).

Additionally, the purchase price of acquired customer contracts that were recorded as intangible assets are amortized as deliveries are made during the contract term.

Derivative Instruments

The Predecessor used derivative financial instruments to manage its exposure to fluctuations in interest rates on long-term debt as required per the terms of the Prior Senior Secured Credit Facilities (see Note 10, Long-Term Debt and Capital Lease Obligations). The Partnership does not hold or issue derivative financial instruments for trading or speculative purposes. The Predecessor accounted for the interest rate swaps by recognizing all derivative financial instruments on the condensed consolidated balance sheets at fair value. The Predecessor’s interest rate swap agreements did not qualify for hedge accounting; therefore, the gain or loss was recognized in the condensed consolidated statements of operations in interest expense. In connection with the repayment of the Prior Senior Secured Credit Facilities in April 2015 (see Note 10, Long-Term Debt and Capital Lease Obligations), the Predecessor terminated the interest rate swaps and paid a termination fee of $0.1 million. The Partnership does not currently hold any interest rate swaps or derivative financial instruments.

Debt Issuance Costs and Original Issue Discount

Debt issuance costs represent legal fees and other direct expenses associated with securing the Partnership’s credit agreements and are capitalized on the condensed consolidated balance sheets as other long-term assets. Original issue discounts are recorded on the condensed consolidated balance sheets within the carrying amount of long-term debt. Debt issuance costs and original issue discount are amortized over the term of the related debt using straight line amortization, which approximates the effective interest rate method.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except per unit amounts and unless otherwise noted)
(Unaudited)

The Predecessor and the Partnership incurred debt issuance costs and original issue discount in connection with the Prior Senior Secured Credit Facilities and Senior Secured Credit Facilities, respectively (see Note 10, Long-Term Debt and Capital Lease Obligations). Debt issuance costs, net at June 30, 2015 and December 31, 2014, was $4.9 million and $3.6 million, respectively.

Gains or losses on debt extinguishment include any associated unamortized debt issuance costs and original issue discount.

Deferred Issuance Costs

Deferred issuance costs, primarily consisting of legal, accounting, printing and other fees relating to the Company’s IPO, were capitalized. These costs were offset against the proceeds of the IPO. As of June 30, 2015 and December 31, 2014, the Partnership had capitalized $0 and $4.1 million of deferred issuance costs, respectively.

Intangible Assets

In April 2015, the sponsor contributed net assets to the Partnership associated with the acquisition of Green Circle in January 2015 which included intangible assets related to favorable customer contracts. The Partnership also recorded payments made to acquire a six-year wood pellet off-take contract with a European utility in 2010 as an intangible asset. These costs are recoverable through the future revenue streams generated from the customer contracts and are closely related to the revenue from the customer contracts. These costs are recorded as an asset and charged to expense as the revenue is recognized. All other costs, such as general and administrative expenses and costs associated with the negotiation of a contract that is not consummated, are charged to expense as incurred.

Intangible assets are evaluated for impairment when events and changes in circumstances indicate the carrying value may not be recoverable. At June 30, 2015, intangible assets included favorable customer contracts and an acquired customer contract and at December 31, 2014, intangible assets included an acquired customer contract. The customer contracts intangible assets are amortized as deliveries are completed during the contract terms (see Note 9, Goodwill and Other Intangible Assets).

Goodwill

Goodwill represents the purchase price paid for an acquired business in excess of the identifiable acquired assets and assumed liabilities. Goodwill is not amortized, but is tested for impairment annually and whenever an event occurs or circumstances change such that it is more likely than not that the fair value of the reporting unit is less than its carrying amounts. The Partnership has identified one reporting unit which corresponds to the Partnership’s one segment and has selected the fourth fiscal quarter to perform its annual goodwill impairment test.

A qualitative assessment is first made to determine whether it is necessary to perform quantitative testing. If this initial qualitative assessment indicates that it is more likely than not that the fair value is more than its carrying value, goodwill is not considered impaired and the Partnership is not required to perform the two-step impairment test. Qualitative factors considered in this assessment include (i) macroeconomic conditions, (ii) past, current and projected future financial performance, (iii) industry and market considerations, (iv) changes in the costs of raw materials, fuel and labor and (v) entity-specific factors such as changes in management or customer base.

If the results of the qualitative assessment indicate that it is more likely than not that goodwill is impaired, the Partnership will perform a two-step impairment test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except per unit amounts and unless otherwise noted)
(Unaudited)

If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the entity must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.

For the years ended December 31, 2014 and 2013, the Predecessor applied the qualitative test and determined that it was more likely than not that the estimated fair value of the reporting unit substantially exceeded the related carrying value, and, accordingly, was not required to apply the two-step impairment test. The Predecessor has not recorded any goodwill impairment for the years ended December 31, 2014 and 2013.

Unit-Based Compensation

Employees, consultants and directors of the General Partner and any of its affiliates are eligible to receive awards under the Enviva Partners, LP Long-Term Incentive Plan. For accounting purposes, units granted to employees of the Partnership’s affiliates are treated as if they are distributed by the Partnership. In May and June 2015, phantom units in tandem with corresponding distribution equivalent rights were granted to employees of Enviva Management Company, LLC who provide services to the Partnership and to certain non-employee directors of the General Partner. These awards vest subject to the satisfaction of service requirements or the achievement of certain performance goals, following which common units in the Partnership will be delivered to the holder of the phantom units. Affiliate entities recognize compensation expense for the phantom units awarded to their employees and a portion of that expense is allocated to the Partnership (see note 13, Equity-Based Awards). The Partnership’s unit-based awards do not have a cash option and are classified as equity on the Partnership’s condensed consolidated balance sheets. The Partnership also recognizes compensation expense for units awarded to non-employee directors.

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant and equipment and amortizable intangible assets, are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require that a long-lived asset or asset group be tested for possible impairment, the Partnership first compares undiscounted cash flows expected to be generated by that asset or asset group to such asset or asset group’s carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except per unit amounts and unless otherwise noted)
(Unaudited)

an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

Fair Value Measurements

The Partnership applies authoritative accounting guidance for fair value measurements of financial and nonfinancial assets and liabilities. The Partnership uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Partnership determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

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

Recent and Pending Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-06, Earnings Per Share (Topic 260)—Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions—a consensus of the FASB Emerging Issues Task Force (EITF). The amendments in ASU 2015-06 apply to master limited partnerships subject to the Master Limited Partnerships Subsections of Topic 260 that receive net assets through a dropdown transaction that is accounted for under the Transactions Between Entities Under Common Control Subsections of Subtopic 805-50, Business Combinations—Related Issues. When a general partner transfers, or “drops down,” net assets to a master limited partnership and that transaction is accounted for as a transaction between entities under common control, the statements of operations of the master limited partnership are adjusted retrospectively to reflect the dropdown transaction as if it occurred on the earliest date during which the entities were under common control. The amendments in ASU 2015-06 specify that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method also are required. The amendments in ASU 2015-06 are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The amendments in ASU 2015-06 should be applied retrospectively for all financial statements presented. The Partnership is evaluating the new pronouncement to determine the impact it may have on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Topic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU No. 2015-03 requires the presentation of debt issuance costs in the balance sheet as a reduction from the related debt liability rather than as an asset. The amortization of such costs will continue to be reported as interest expense. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and allows early adoption for financial statements that have

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except per unit amounts and unless otherwise noted)
(Unaudited)

not been previously issued. The update requires retrospective application upon adoption. Upon adoption, the Partnership expects to reclassify amounts included as debt issuance costs within total assets on the consolidated balance sheet to a reduction of long-term debt within total liabilities on the consolidated balance sheet for all periods presented. The adoption is not expected to have an impact on the periodic amount recorded as amortization expense.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new standard reduces the number of consolidation models and simplifies their application. The amendments in ASU No. 2015-02 are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships and similar legal entities. The amendments simplify the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments (1) eliminate the presumption that a general partner should consolidate a limited partnership, (2) eliminate the indefinite deferral of FASB Statement No. 167, thereby reducing the number of variable interest entity (“VIE”) consolidation models from four to two (including the limited partnership consolidation model), (3) clarify when fees paid to a decision maker should be a factor to include in the consolidation of VIEs, (4) amend the guidance for assessing how related party relationships affect VIE consolidation analysis and (5) exclude certain money market funds from the consolidation guidance. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The standard allows early adoption, including early adoption in an interim period. The Partnership is in the process of evaluating the impact of adoption on its consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement-Extraordinary and Unusual Items. The new standard eliminates the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU No. 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. The standard is effective for periods beginning after December 15, 2015 and early adoption is permitted. The adoption of ASU No. 2015-01 is not expected to have a material effect on the Partnership’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The new standard provides new guidance on the recognition of revenue and states that an entity should recognize revenue when control of the goods or services transfers to the customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The new standard also requires significantly expanded disclosure regarding qualitative and quantitative information about the nature, timing and uncertainty of revenue and cash flow arising from contracts with customers. On July 9, 2015, the FASB approved a one-year delay in the effective date of ASU No. 2014-09. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The standard permits the use of either applying retrospectively the amendment to each prior reporting period presented or retrospectively with the cumulative effect of initially applying at the date of initial application. The Partnership is in the process of evaluating the impact of adoption on its consolidated financial statements and has not determined which implementation method will be adopted. The Partnership is in the process of evaluating the impact of adoption on its consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except per unit amounts and unless otherwise noted)
(Unaudited)

(4)         Significant Risks and Uncertainties Including Business and Credit Concentrations

The Partnership’s business is significantly impacted by greenhouse gas emission and renewable energy legislation and regulations in the European Union (the “E.U.”). If the E.U. significantly modifies such legislation and regulations, the Partnership’s ability to enter into new contracts as the current contracts expire may be materially affected.

The Partnership’s primary industrial customers are located in Northern Europe. Three customers accounted for 92% of the Partnership’s product sales during the three months ended June 30, 2015 and 96% during the six months ended June 30, 2015. Three customers accounted for 100% of the Partnership’s product sales during the three months ended June 30, 2014 and 98% during the six months ended June 30, 2014.

The Partnership’s cash and cash equivalents are placed in or with various financial institutions. The Partnership has not experienced any losses on such accounts and does not believe it has any significant risk in this area.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except per unit amounts and unless otherwise noted)
(Unaudited)

(5)         Property, Plant and Equipment

Property, plant and equipment consisted of the following at:

	June 30, 2015	December 31, 2014
		(Predecessor)
Land	$12,429	$11,984
Land improvements	29,061	24,899
Buildings	59,686	57,275
Machinery and equipment	263,186	259,186
Vehicles	892	768
Furniture and office equipment	1,739	1,736
	366,993	355,848
Less accumulated depreciation	(44,569)	(40,858)
	322,424	314,990
Construction in progress	1,166	1,269
Total property, plant and equipment, net	$323,590	$316,259

Total depreciation expense was $5.0 million and $11.0 million for the three and six months ended June 30, 2015, respectively, and $4.6 million and $9.4 million for the three and six months ended June 30, 2014, respectively.

(6)         Inventories

Inventories consisted of the following at:

	June 30, 2015	December 31, 2014
		(Predecessor)
Raw materials and work-in-process	$6,434	$6,880
Consumable tooling	7,086	6,934
Finished goods	9,032	4,250
Total inventories	$22,552	$18,064

(7)         Derivative Instruments

The Partnership has used interest rate swaps that meet the definition of a derivative instrument to manage changes in interest rates on its variable-rate debt instruments.

The Prior Credit Agreement required the Predecessor to swap a minimum of 50% of the term loan balance outstanding under the Prior Senior Secured Credit Facilities. In connection with the issuance of the Prior Senior Secured Credit Facilities (see Note 10, Long-Term Debt and Capital Lease Obligations), the Predecessor entered into floating-to-fixed interest rate swaps (the Partnership received a floating market rate and paid a fixed interest rate) to manage the interest rate exposure related to the Prior Senior Secured Credit Facilities. All indebtedness outstanding under the Prior Senior Secured Credit Facilities was repaid in full on April 9, 2015 and the related interest rate swaps were terminated.

The Partnership recorded insignificant amounts related to the change in the fair value of the interest rate swap agreements for the three and six months ended June 30, 2015 and 2014 as interest expense.

In connection with the repayment of the Prior Senior Secured Credit Facilities in April 2015 (see Note 10, Long Term Debt and Capital Lease Obligations), the Partnership terminated the interest rate swaps and paid a termination fee of $0.1 million.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except per unit amounts and unless otherwise noted)
(Unaudited)

(8)         Fair Value Measurements

The amounts reported in the condensed consolidated balance sheets as cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other assets, accounts payable, related party payable and accrued liabilities approximate fair value because of the short-term nature of these instruments.

Interest rate swaps and long-term and short-term debt are classified as Level 2 instruments due to the usage of market prices not quoted on active markets and other observable market data. The carrying amount of Level 2 instruments approximates fair value as of June 30, 2015 and December 31, 2014.

(9)         Goodwill and Other Intangible Assets

Acquired Intangible Assets

Intangible assets consisted of the following at:

		June 30, 2015			December 31, 2014
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Favorable customer contracts	As revenue recognized	$8,700	$(4,170)	$4,530	$—	$—	$—
Wood pellet contract	6 years	1,750	(1,167)	583	1,750	(1,028)	722
Total		$10,450	$(5,337)	$5,113	$1,750	$(1,028)	$722

In April 2015, the sponsor contributed net assets to the Partnership associated with the acquisition of Green Circle in January 2015 including intangible assets related to favorable customer contracts. The Partnership also recorded payments made to acquire a six-year wood pellet contract with a European utility in 2010 as an intangible asset. These costs are recoverable through the future revenue streams generated from the customer contracts and are closely related to the revenue from the customer contracts. The Partnership amortizes the customer contract intangible assets as deliveries are completed during the contract terms. During the three and six months ended June 30, 2015, amortization of $2.1 million and $4.3 million, respectively, was included in cost of goods sold in the accompanying condensed consolidated statements of operations. During the three and six months ended June 30, 2014, amortization of $0.1 million and $0.2 million, respectively, was included in cost of goods sold in the accompanying condensed consolidated statements of operations.

Goodwill

In 2015, the Partnership recorded an addition to goodwill of $80.7 million as part of the acquisition of Cottondale by the sponsor and its contribution to the Partnership as part of the Reorganization. Goodwill also resulted from the acquisition of a business from IN Group Companies and the acquisition of a company now known as Enviva Pellets Amory, LLC, both in 2010.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except per unit amounts and unless otherwise noted)
(Unaudited)

(10)  Long-Term Debt and Capital Lease Obligations

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

The Partnership borrowed the full amount of the Tranche A-1 and Tranche A-2 facilities at the closing of the Credit Agreement. Of the total proceeds from borrowings under the Tranche A-1 and Tranche A-2 facilities, $82.2 million was used to repay all outstanding indebtedness under the Prior Senior Secured Credit Facilities and related accrued interest, $6.4 million was used to pay closing fees and expenses, and the balance of $85.9 million was used to make a distribution to the sponsor. Borrowings under the revolving facility may be used for working capital requirements and general partnership purposes, including the issuance of letters of credit.

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

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except per unit amounts and unless otherwise noted)
(Unaudited)

with respect to the principal amount of the revolving facility. All outstanding amounts under the Senior Secured Credit Facilities will be due and the letter of credit commitments will terminate on the maturity date or upon earlier prepayment or acceleration.

As of June 30, 2015, the Partnership had $97.8 million, net of $1.2 million unamortized original issue discount, of outstanding Tranche A-1 advances and $74.1 million, net of $0.7 million unamortized original issue discount, outstanding of Tranche A-2 advances priced at the Eurodollar rate, with an effective rate of 5.1% and 5.25%, respectively.

The Partnership had $9.1 million outstanding under the letter of credit facility as of June 30, 2015. The letters of credit were issued in connection with contracts between the Partnership and third parties, in the ordinary course of business. The amounts required to be secured with letters of credit under these contracts may be adjusted or cancelled based on the specific third-party contract terms. The amounts outstanding as of June 30, 2015 are subject to automatic extensions through the termination dates of the letters of credit facilities. The letters of credit are not cash collateralized and, as a result, no debt is outstanding as of June 30, 2015. The Partnership pays an interest rate of 4.25% on the outstanding letters of credit.

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

The Credit Agreement contains certain covenants, restrictions and events of default including, but not limited to, a change of control restriction and limitations on the Partnership’s ability to (i) incur indebtedness, (ii) pay dividends or make other distributions, (iii) prepay, redeem or repurchase certain debt, (iv) make loans and investments, (v) sell assets, (vi) incur liens, (vii) enter into transactions with affiliates, (viii) consolidate or merge and (ix) assign certain material contracts to third parties or unrestricted subsidiaries. The Partnership will be restricted from making distributions if an event of default exists under the Credit Agreement or if the interest coverage ratio (determined as the ratio of consolidated EBITDA, as defined in the Credit Agreement, to consolidated interest expense, determined quarterly) is less than 2.25:1.00 at such time.

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

As of June 30, 2015, the Partnership was in compliance with all covenants and restrictions associated with, and no events of default existed under, the Credit Agreement. The

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except per unit amounts and unless otherwise noted)
(Unaudited)

obligations under the Credit Agreement are guaranteed by certain of the Partnership’s subsidiaries and secured by liens on substantially all assets.

Prior Senior Secured Credit Facilities

In November 2012, the Predecessor entered into a Credit and Guaranty Agreement (the “Prior Credit Agreement”) that provided for a $120.0 million aggregate principal amount of senior secured credit facilities (the “Prior Senior Secured Credit Facilities”). The Prior Senior Secured Credit Facilities consisted of (i) $35.0 million aggregate principal amount of Tranche A advances, (ii) up to $60.0 million aggregate principal amount of delayed draw term commitments, (iii) up to $15.0 million aggregate principal amount of working capital commitments and (iv) up to $10.0 million aggregate principal amount of letter of credit facility commitments. The Prior Senior Secured Credit Facilities were repaid in full, including related accrued interest, in the amount of $82.2 million on April 9, 2015, the date of the closing of the Senior Secured Credit Facilities. The Partnership funded the repayment with a portion of borrowings under the Senior Secured Credit Facilities. For the three and six months ended June 30, 2015, the Partnership recorded a $4.7 million loss on early retirement of debt obligation related to the repayment. The loss includes a $3.2 million write off of unamortized deferred issuance costs and a $1.5 million write-off of unamortized discount. Under the terms of the Prior Senior Secured Credit Facilities, at June 30, 2015, the Partnership had $4.0 million outstanding under one letter of credit obtained in connection with a contract between the Partnership and a third party.  The letter of credit may be adjusted or cancelled based on the specific third-party contract terms. The Partnership pays an interest rate of 4.25% on this letter of credit.

Related Party Notes Payable

In connection with the January 5, 2015 acquisition of Green Circle, the sponsor made a term advance of $36.7 million to Green Circle under a revolving note. The revolving note accrued interest at an annual rate of 4.0%. In connection with the acquisition, the sponsor advanced its wholly-owned subsidiary, Acquisition II, $50.0 million under a note payable accruing interest at an annual rate of 4.0%. Cottondale repaid $4.8 million of the outstanding principal in March 2015. As a result of the sponsor’s contribution of Acquisition II, which owned Cottondale, to the Partnership on April 9, 2015, the Partnership recorded $81.9 million of outstanding principal and $0.9 million of accrued interest related to these notes.

In connection with the closing of the IPO on May 4, 2015, the related party notes payable outstanding principal of $81.9 million and accrued interest of $1.1 million were repaid by the Partnership to the sponsor. During the three and six months ended June 30, 2015, $0.3 million and $1.1 million, respectively, was incurred as related party interest expense.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except per unit amounts and unless otherwise noted)
(Unaudited)

Long-term debt, at carrying value which approximates fair value, and capital lease obligations consisted of the following:

	June 30, 2015	December 31, 2014
		(Predecessor)
	(unaudited)
Senior Secured Credit Facilities, Tranche A-1 Advances, net of unamortized discount of $1.2 million as of June 30, 2015, with quarterly interest payments beginning June 30, 2015 at a Eurodollar Rate of 5.10% at June 30, 2015. A principal payment of $0.5 million is due quarterly through March 2017, $0.7 million is due quarterly June 2017 through March 2018, $1.2 million is due quarterly June 2018 through December 2019, and the final payment of $83.8 million is due on the April 9, 2020 maturity date	$97,814	$—
Senior Secured Credit Facilities, Tranche A-2 Advances, net of unamortized discount of $0.7 million as of June 30, 2015, with quarterly interest payments beginning June 30, 2015 at a Eurodollar Rate of 5.25% at June 30, 2015. A principal payment of $0.2 million is due quarterly through December 2019, and the final payment of $71.4 million is due on the April 9, 2020 maturity date	74,096	—
Prior Senior Secured Credit Facilities, Tranche A Advances, net of unamortized discount of $1.6 million as of December 31, 2014, with quarterly interest payments	—	29,718
Prior Senior Secured Credit Facilities, delayed draw term commitments with elected quarterly interest payments beginning the first quarter following the day that the cash was drawn	—	57,000
Enviva Pellets Wiggins construction loan, with monthly principal and interest (at an annual rate of 6.35%) payments of $32.9 and a lump sum payment of $2.4 million due on the October 18, 2016 maturity date	2,659	2,770
Enviva Pellets Wiggins working capital line, with monthly principal and interest (at an annual rate of 6.35%) payments of $10.3 and a lump sum payment of $743.3 due on the October 18, 2016 maturity date	830	864
Enviva Pellets Amory note, with principal and accrued interest (at an annual rate of 6.0%) due on the August 4, 2017 maturity date	2,000	2,000
Enviva Pellets Southampton promissory note, with principal and interest in the amount of $0.9 million that was due on the June 8, 2017 maturity date. Present value for 3 years at an annual rate of 7.6%	—	729
Other loans	1	419
Capital leases	112	575
Total long-term debt and capital lease obligations	177,512	94,075
Less current portion of long-term debt and capital lease obligations	(3,109)	(10,237)
Long-term debt and capital lease obligations, excluding current installments	$174,403	$83,838

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except per unit amounts and unless otherwise noted)
(Unaudited)

The aggregate maturities of long-term debt and capital lease obligations are as follows:

Year Ending December 31:
2015	$1,356
2016	5,721
2017	3,109
2018	6,843
2019	5,326
Thereafter	155,157
Total long-term debt and capital lease obligations	$177,512

(11)  Related Party Transactions

Management Services Agreement

On April 9, 2015, the Partnership, the General Partner, the Predecessor, Enviva GP, LLC and certain subsidiaries of the Predecessor (collectively, the “Service Recipients”) entered into a five-year Management Services Agreement (the “MSA”) with Enviva Management Company, LLC (the “Provider”), a subsidiary of Enviva Holdings, LP, pursuant to which the Provider provides the Service Recipients with general administrative and management services and other similar services (the “Services”). Under the terms of the MSA, the Service Recipients are required to reimburse the Provider the amount of all direct or indirect, internal or third-party expenses incurred, including without limitation: (i) the portion of the salary and benefits of the employees engaged in providing the Services reasonably allocable to the Service Recipients; (ii) the charges and expenses of any third party retained to provide any portion of the Services; (iii) office rent and expenses and other overhead costs incurred in connection with, or reasonably allocable to, providing the Services; (iv) amounts related to the payment of taxes related to the business of the Service Recipients; and (v) costs and expenses incurred in connection with the formation, capitalization, business or other activities of the Provider pursuant to the MSA.

Direct or indirect, internal or third-party expenses incurred are either directly identifiable or allocated to the Partnership by the Provider. The Provider estimates the percentage of salary, benefits, third-party costs, office rent and expenses and any other overhead costs associated with the Services to be provided to the Partnership. Each month, the Provider allocates the actual costs accumulated in the financial accounting system. The Provider charges the Partnership for any directly identifiable costs such as goods or services provided at the Partnership’s request.

During the three and six months ended June 30, 2015, the Partnership incurred $3.3 million related to the MSA and such amount is included in general and administrative expenses on the condensed consolidated statement of operations.

Prior Management Services Agreement

On November 9, 2012, the Predecessor entered into a six-year management services agreement (“Prior MSA”) with Enviva Holdings, LP (the “Service Provider”) to provide the Predecessor with general administrative and management services and other similar services (the “Prior Services”). Under the Prior MSA, the Predecessor incurred the following costs:

•                  A maximum annual fee in the amount of $7.2 million may be charged by the Service Provider. Under the Prior MSA, during the three and six months ended June 30, 2015, the Predecessor incurred $0 and $2.2 million, respectively, and during the three and six months ended June 30, 2014, the Predecessor incurred $1.6 million and $2.9 million, respectively, for the annual fee to the Service Provider. These amounts are included in general and administrative expenses on the condensed consolidated statement of operations.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except per unit amounts and unless otherwise noted)
(Unaudited)

•                  The Predecessor reimbursed the Service Provider for all direct or indirect costs and expenses incurred by, or chargeable to, the Service Provider in connection with the Prior Services. This included (1) the portion of the salary and benefits of employees engaged in providing the Prior Services reasonably allocable to the provision of the Prior Services, excluding those included in the annual fee, (2) the charges and expenses of any third party retained by the Service Provider to provide any portion of the Prior Services and (3) office rent and expenses and other overhead costs of the Service Provider incurred in connection with, or reasonably allocable to, providing the Prior Services (collectively, “Reimbursable Expenses”). During the three and six months ended June 30, 2015, the Predecessor incurred $0 and $0.8 million, respectively, of Reimbursable Expenses to the Service Provider which are included in general and administrative expenses and an insignificant amount is included in cost of goods sold on the condensed consolidated statements of operations. During the three months ended June 30, 2014, the Predecessor incurred $0.6 million of Reimbursable Expenses to the Service Provider of which $0.5 million is included in general and administrative expenses and $0.1 million is included in cost of goods sold. During the six months ended June 30, 2014, the Predecessor incurred $1.4 million of Reimbursable Expenses to the Service Provider of which $1.1 million is included in general and administrative expenses and $0.3 million is included in cost of goods sold.

As of June 30, 2015, $3.0 million is included in related party payable related to the MSA and, as of December 31, 2014, the Predecessor had $2.4 million included in related party payable related to the Prior MSA.

During the three and six months ended June 30, 2015, the Partnership capitalized $0 million and $0.9 million, respectively, and during the three and six months ended June 30, 2014, the Partnership capitalized $0.3 million and $0.8 million, respectively, of deferred issuance costs that were paid by the Service Provider. Deferred issuance costs, which consist of direct incremental legal and professional accounting fees related to the IPO, were capitalized. The deferred issuance costs were offset against proceeds upon the consummation of the IPO. The amounts were treated as capital contributions.

During the three and six months ended June 30, 2015, the Predecessor recorded $0 and $0.5 million, respectively, of general and administrative expenses that were incurred by the Service Provider and recorded as a capital contribution. The Predecessor did not record any general and administrative expenses that were incurred by the Service Provider during the three and six months ended June 30, 2014. The Prior MSA automatically terminated upon the execution of the MSA.

Biomass Purchase and Terminal Services Agreements

In April 2015, the Partnership entered into the Biomass Purchase Agreement pursuant to which the Hancock JV sells to the Partnership, on a fixed-price base, certain volumes of wood pellets per month through August 2017. The Partnership sells the wood pellets purchased from the Hancock JV to customers under the Partnership’s existing off-take contracts. During the three and six months ended June 30, 2015, $16.7 million of wood pellets were purchased from the Hancock JV of which $16.4 million is reflected in cost of goods sold and $0.3 million in inventories as finished goods. The Partnership also entered into a terminal services agreement pursuant to which the Partnership provides terminal services at the Chesapeake port for the production from the Hancock JV that is not sold to the Partnership under the Biomass Purchase Agreement. During the three and six months ended June 30, 2015, the Partnership purchased all wood pellets produced by the Hancock JV and therefore no terminal service fees were recorded. At June 30, 2015, related party payables include $2.0 million related to the wood pellets purchased from the Hancock JV.

Related Party Notes Payable

The net assets contributed by the sponsor included notes payable issued by the sponsor to related parties. In January 2015, the sponsor issued a revolving note to Green Circle in the amount of $36.7 million and issued a note payable to Acquisition II in the amount of $50.0 million. In connection with the closing of the IPO

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except per unit amounts and unless otherwise noted)
(Unaudited)

on May 4, 2015, the related party notes payable outstanding principal of $81.9 million and accrued interest of $1.1 million were repaid by the Partnership (see Note 10, Long-Term Debt and Capital Lease Obligations).

(12)  Partners’ Capital and Distribution

In connection with the closing of the Partnership’s IPO, the Partnership’s recapitalized the outstanding limited partner interests held by the sponsor into 405,138 common units and 11,905,138 subordinated units representing a 51.7% ownership interest in the Partnership. In addition, the sponsor is the owner of our General Partner and the General Partner holds the incentive distribution rights.

Allocations of Net Income

The partnership agreement contains provisions for the allocation of net income and loss to the unitholders and the General Partner. For purposes of maintaining partner capital accounts, the partnership agreement specifies that items of income and loss shall be allocated among the partners in accordance with their respective percentage ownership interest. Normal allocations according to percentage interests are made after giving effect, if any, to priority income allocations in an amount equal to incentive cash distributions allocated 100% to the General Partner.

Incentive Distribution Rights

Incentive distribution rights represent the right to receive increasing percentages (ranging from 15.0% to 50.0%) of quarterly distributions from operating surplus after distributions in amounts exceeding specified target distribution levels have been achieved. The General Partner currently holds the incentive distribution rights, but may transfer these rights at any time.

Distributions

The partnership agreement sets forth the calculation to be used to determine the amount of cash distributions that our common and subordinated unitholders and sponsor will receive. On July 29, 2015, the Partnership declared the first cash distribution totaling $6.3 million, or $0.2630 per unit. The distribution was calculated based on the minimum quarterly distribution of $0.4125, prorated for the period from May 4, 2015 to June 30, 2015. This distribution will be paid on August 31, 2015 to unitholders of record on August 14, 2015. No distributions were declared for the holders of incentive distribution rights.

For purposes of calculating the Partnership’s earnings per unit under the two-class method, common units are treated as participating preferred units, and the subordinated units are treated as the residual equity interest, or common equity. Incentive distribution rights are treated as participating securities.

Distributions made in future periods based on the current period calculation of cash available for distribution are allocated to each class of equity that will receive the distribution. Any unpaid cumulative distributions are allocated to the appropriate class of equity.

The Partnership determines the amount of cash available for distribution for each quarter in accordance with the partnership agreement. The amount to be distributed to common unitholders, subordinated unitholders and incentive distribution rights holders is based on the distribution waterfall set forth in the partnership agreement. Net earnings for the quarter are allocated to each class of partnership interest based on the distributions to be made. Additionally, if, during the subordination period, the Partnership does not have enough cash available to make the required minimum distribution to the common unitholders, the Partnership will allocate net earnings to the common unitholders based on the amount of distributions in arrears. When actual cash distributions are made based on distributions in arrears, those cash distributions will not be allocated to the common unitholders, as such earnings were allocated in previous quarters.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except per unit amounts and unless otherwise noted)
(Unaudited)

(13)  Equity - Based Awards

Long-Term Incentive Plan

Effective April 30, 2015, the General Partner adopted the Enviva Partners, LP Long-Term Incentive Plan (“LTIP”) for employees, consultants and directors of the General Partner and any of its affiliates that perform services for the Partnership. The LTIP provides for the grant, from time to time, at the discretion of the board of directors of the General Partner or a committee thereof, of unit options, unit appreciation rights, restricted units, phantom units, distribution equivalent rights (“DERs”), unit awards, and other unit-based awards. The LTIP limits the number of common units that may be delivered pursuant to awards under the plan to 2,738,182 common units. Common units subject to awards that are forfeited, cancelled, exercised, paid, or otherwise terminate or expire without the actual delivery of common units will be available for delivery pursuant to other awards.

On May 4, 2015, the Board granted 227,253 phantom units in tandem with corresponding DERs to employees of the Provider who provide services to the Partnership (the “Affiliate Grants”), and 14,112 phantom units in tandem with corresponding DERs to certain non-employee directors of the General Partner (the “Director Grants”). On June 3, 2015, the Board granted additional Affiliate Grants consisting of 27,141 phantom units in tandem with corresponding DERs. The phantom units and corresponding DERs are subject to certain vesting and forfeiture provisions. Award recipients do not have all the rights of a unitholder with respect to the phantom units until the phantom units have vested and been settled. Awards of the phantom units are settled in common units within 60 days after the applicable vesting date. If a phantom unit award recipient experiences a termination of service under certain circumstances set forth in the applicable award agreement, the unvested phantom units and corresponding DERs are forfeited.

The Director Grants have an aggregate grant date fair value of $0.3 million and vest on the first anniversary of the grant date. For the three and six months ended June 30, 2015, the Partnership recorded an insignificant amount of compensation expense with respect to the Director Grants. As of June 30, 2015, the unrecognized unit-based compensation expense for the Director Grants is approximately $0.3 million, which will be recognized ratably over the remaining term of the awards.

Of the total Affiliate Grants, 183,628 phantom units vest on the third anniversary of the grant date and 70,766 phantom units vest on the achievement of specific performance milestones. The fair value of the Affiliate Grants was $5.4 million based on the market price per unit on the date of grant. This amount will be recognized as unit-based compensation cost on a straight-line basis over the requisite service period at the Provider. These units are accounted for as if they are distributed by the Partnership. The Provider recognizes unit-based compensation expense for the units awarded and a portion of that expense is allocated to the Partnership. The Provider allocates unit-based compensation expense to the Partnership in the same manner as other corporate expenses. Our portion of the unit-based compensation expense in included in general and administrative expenses. During both the three and six months ended June 30, 2015, the Partnership recognized $0.2 million of general and administrative expense associated with these awards.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except per unit amounts and unless otherwise noted)
(Unaudited)

The following table summarizes information regarding phantom unit awards for the periods presented:

	Number of Units	Weighted-Average Grant Date Fair Value per Unit (1)
Phantom units outstanding at December 31, 2014	—	$—
Granted	268,506	$21.16
Phantom units outstanding at June 30, 2015	268,506	$21.16

(1)         Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.

The DERs associated with the Director Grants and the Affiliate Grants entitle the recipients to receive payments equal to any distributions made by the Partnership to the holders of common units within 60 days following the record date for such distributions. The DERs associated with the performance-based Affiliate Grants will remain outstanding and unpaid from the grant date until the earlier of the settlement or forfeiture of the related phantom units.

(14)  Net Income per Limited Partner Unit

Net income (loss) per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net income (loss), after deducting any incentive distributions, by the weighted-average number of outstanding common and subordinated units. The Partnership’s net income (loss) is allocated to the limited partners in accordance with their respective ownership percentages, after giving effect to priority income allocations for incentive distributions, if any, to the holder of the IDRs, pursuant to the partnership agreement, which are declared and paid following the close of each quarter. Earnings (losses) per unit is only calculated for the Partnership for the periods following the IPO as no units were outstanding prior to May 4, 2015. Earnings in excess of distributions are allocated to the limited partners based on their respective ownership interests. Payments made to the Partnership’s unitholders are determined in relation to actual distributions declared and are not based on the net income (loss) allocations used in the calculation of earnings per unit.

In addition to the common and subordinated units, the Partnership has also identified the IDRs and phantom units as participating securities and uses the two-class method when calculating the net income (loss) per unit applicable to limited partners, which is based on the weighted-average number of common units outstanding during the period. Diluted net income per unit includes the effects of potentially dilutive time-based and performance-based phantom units on the Partnership’s common units. Basic and diluted earnings (losses) per unit applicable to subordinated limited partners are the same because there are no potentially dilutive subordinated units outstanding.

The table below shows the weighted-average common units outstanding used to compute net income (loss) per common unit for the three and six months ended June 30, 2015.

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Weighted average limited partner common units—basic	11,905,138	11,905,138
Dilutive effect of unvested phantom units	254,221	254,221
Weighted average limited partner common units—diluted	12,159,359	12,159,359

Item 2.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report to the “Predecessor,” “our predecessor,” “we,” “our,” “us” or like terms for periods prior to April 9, 2015 refer to Enviva, LP and its subsidiaries (other than Enviva Pellets Cottondale, LLC). References to the “Partnership,” “we,” “our,” “us” or like terms for periods on and after April 9, 2015 refer to Enviva Partners, LP and its subsidiaries. References to “our sponsor” refer to Enviva Holdings, LP, together with its wholly-owned subsidiaries Enviva MLP Holdco, LLC and Enviva Development Holdings, LLC. References to “our General Partner” refer to Enviva Partners GP, LLC, a wholly-owned subsidiary of Enviva Holdings, LP. References to “Enviva Management” refer to Enviva Management Company, LLC, an entity wholly-owned by Enviva Holdings, LP and its affiliates, and references to “our employees” refer to the employees of Enviva Management.  References to the “Hancock JV” refer to Enviva Wilmington Holdings, LLC, a joint venture between our sponsor, Hancock Natural Resource Group, Inc. and certain other affiliates of John Hancock Life Insurance Company.

The following discussion of our historical performance, financial condition and future prospects should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, set forth herein. The following information and such unaudited condensed consolidated financial statements should also be read in conjunction with the audited consolidated financial statements and related notes, together with our discussion and analysis of financial condition and results of operations, in the prospectus related to our initial public offering (the “IPO”) dated April 28, 2015 as filed with the Securities and Exchange Commission (the “SEC”) on April 29, 2015 (the “Prospectus”).

Basis of Presentation

The following discussion of our historical performance and financial condition is derived from our Predecessor’s unaudited condensed consolidated financial statements and the unaudited condensed consolidated financial statements of Enviva Pellets Cottondale, LLC. On April 9, 2015, our sponsor contributed some but not all of our Predecessor’s assets and liabilities to us. Specifically, our sponsor’s interest in Enviva Pellets Southampton, LLC was excluded from the April 9, 2015 contribution. Accordingly, the condensed consolidated financial results for the three- and six-month periods ended June 30, 2014 discussed below include capital expenditures and other costs related to assets that were not contributed to us in connection with the IPO. Additionally, our sponsor contributed its interest in Enviva Pellets Cottondale, LLC, which owns a 650,000 metric ton per year (“MTPY”) wood pellet production plant in Cottondale, Florida (the “Cottondale plant”), to us on April 9, 2015. Because entities that were contributed by our sponsor are considered entities under common control, we have recorded them at historical cost. The condensed consolidated financial statements for periods prior to the IPO are the results of our Predecessor and its subsidiaries and include all revenues, costs, assets and liabilities attributed to our Predecessor after the elimination of all intercompany accounts and transactions. The condensed consolidated financial statements for the period after the IPO pertain to our operations. Our condensed consolidated financial statements for periods prior to April 9, 2015 have been recast to reflect the contribution of our sponsor’s interest in our Predecessor and Enviva GP, LLC as if the contributions occurred at the beginning of the periods presented and in Enviva Cottondale Acquisition II, LLC (“Acquisition II”) as if the contribution occurred on January 5, 2015.

Business Overview

We own and operate five production plants in the Southeastern U.S. that have a combined wood pellet production capacity of 1.7 million MTPY. We also own a dry-bulk, deep-water marine terminal at the Port of Chesapeake (the “Chesapeake terminal”). Under our existing off-take contracts, we are required through 2016 to deliver wood pellet quantities approximately equal to all of the production capacity of our production plants plus the wood pellets we purchase from the Hancock JV. From 2017 through 2021, our contracted quantities are more than half of the production capacity of our production plants. Our off-take contracts provide for sales of 2.3 million MT of wood pellets in 2015 and have a weighted average remaining term of 5.6 years from July 1, 2015. We intend to expand our business by taking advantage of the growing demand for our products that is driven by the conversion of coal-fired power generation and combined heat and power plants to co-fired or dedicated biomass-fired plants, principally in Northern Europe and, increasingly, in South Korea and Japan.

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

The Partnership received net proceeds of approximately $215.1 million from the IPO, after deducting the underwriting discount and structuring fee.

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

Adjusted EBITDA

We view adjusted EBITDA as an important indicator of performance. We define adjusted EBITDA as net income or loss excluding depreciation and amortization, interest expense, taxes, early retirement of debt obligation, non-cash unit compensation and asset impairments and disposals. Adjusted EBITDA is a supplemental measure used by our management and other users of our financial statements, such as investors, commercial banks and research analysts, to assess the financial performance of our assets without regard to financing methods or capital structure.

Distributable Cash Flow

We define distributable cash flow as adjusted EBITDA less maintenance capital expenditures and interest expense net of amortization of debt issuance costs and original issue discount. Distributable cash flow is used as a supplemental measure by our management and other users of our financial statements as it provides important information relating to the relationship between our financial operating performance and our ability to make cash distributions.

Non-GAAP Financial Measures

Adjusted gross margin per metric ton, adjusted EBITDA and distributable cash flow are not financial measures presented in accordance with generally accepted accounting principles (“GAAP”). We believe that the presentation of these non-GAAP financial measures provides useful information to investors in assessing our financial condition and results of operations. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measures. Each of these non-GAAP financial measures has important limitations as an analytical tool because they exclude some, but not all, items that affect the most directly comparable GAAP financial measures. You should not consider adjusted gross margin per metric ton, adjusted EBITDA or distributable cash flow in isolation or as substitutes for analysis of our results as reported under GAAP. Our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

The following tables present a reconciliation of each of adjusted gross margin per metric ton, adjusted EBITDA and distributable cash flow to the most directly comparable GAAP financial measure for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
		(Predecessor)		(Predecessor)
	(in thousands, except per metric ton)
Reconciliation of gross margin to adjusted gross margin per metric ton:
Metric tons sold	560	354	1,143	697
Gross margin	$13,405	$2,899	$25,060	$3,898
Depreciation and amortization (1)	7,034	4,695	15,293	9,541
Adjusted gross margin	$20,439	$7,594	$40,353	$13,439
Adjusted gross margin per metric ton	$36.50	$21.45	$35.30	$19.28

(1)         Excludes depreciation of office furniture and equipment. Such amount is included in general and administrative expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
		(Predecessor)		(Predecessor)
	(in thousands)
Reconciliation of distributable cash flow and adjusted EBITDA to net income (loss):
Net income (loss)	$1,026	$(1,871)	$3,537	$(5,228)
Add:
Depreciation and amortization	7,045	4,704	15,315	9,558
Interest expense	3,068	2,267	5,786	4,495
Early retirement of debt obligation	4,699	—	4,699	73
Purchase accounting adjustment to inventory	—	—	697	—
Non-cash unit compensation	183	—	183	1
Income tax (benefit) expense	(11)	4	2,656	8
Asset impairments and disposals	9	70	27	62
Adjusted EBITDA	$16,019	$5,174	$32,900	$8,969
Less:
Interest expense net of amortization of debt issuance costs and original issue discount	2,699	1,762	4,912	3,484
Maintenance capital expenditure	882	—	1,607	—
Distributable cash flow	$12,438	$3,412	$26,381	$5,485

Factors Impacting Comparability of Our Financial Results

Our future results of operations and cash flows may not be comparable to our historical consolidated results of operations and cash flows, principally for the following reasons:

Our sponsor contributed its interest in Enviva Pellets Cottondale, LLC to us on April 9, 2015. On January 5, 2015, our sponsor acquired Green Circle Bio Energy, Inc. (“Green Circle”), which owned the Cottondale plant. Our sponsor converted the entity into a Delaware limited liability company, changed the name of the entity to Enviva Pellets Cottondale, LLC (“Cottondale”) and, on April 9, 2015, contributed its interests in Cottondale, including a cash balance of $17.4 million, to us. On May 4, 2015, we contributed our interests in Cottondale to Enviva, LP. Our condensed consolidated financial statements have been recast to reflect the contribution of our sponsor’s interest in Cottondale as if the contributions occurred on the January 5, 2015 acquisition date. The three and six months ended June 30, 2014 do not include revenues or operating costs for the Cottondale plant.

Our predecessor distributed Enviva Pellets Southampton, LLC to the Hancock JV on April 9, 2015. Prior to April 9, 2015, our predecessor owned Enviva Pellets Southampton, LLC, which owns a 510,000 MTPY production plant located in Southampton County, Virginia (the “Southampton plant”). On April 9, 2015, our predecessor conveyed its interest in Enviva Pellets Southampton, LLC to the Hancock JV, and we entered into a Master Biomass Purchase and Sale Agreement (the “Biomass Purchase Agreement”) pursuant to which the Hancock JV sells to us, on a fixed-price basis, wood pellets initially sourced from the production at the Southampton plant. As a result, our condensed consolidated financial statements for the periods following April 9, 2015 do not include operating costs for the Southampton plant.

We entered into the new Senior Secured Credit Facilities and repaid all amounts outstanding under the Prior Senior Secured Credit Facilities. On April 9, 2015, we entered into a Credit Agreement (the “Credit Agreement”) for an aggregate $199.5 million senior secured credit facilities (the “Senior Secured Credit Facilities”) comprised of $99.5 million of Tranche A-1 advances, $75.0 million of Tranche A-2 advances and $25.0 million of revolving credit commitments of which $82.2 million was used to repay all amounts outstanding under the Prior Senior Secured Credit Facilities (as defined below). As a result, our condensed consolidated financial statements for periods following April 9, 2015 reflect the outstanding debt and interest expense related to the new Credit Agreement.

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

We incur additional general and administrative expenses as a publicly traded limited partnership that we have not previously incurred. We estimate we will incur, on an annual basis, approximately $2.0 million in additional general and administrative expenses as a publicly traded limited partnership that we have not previously incurred, including costs associated with compliance under the Securities Exchange Act of 1934, preparation and distribution of annual and quarterly reports, tax returns and Schedule K-1s to our unitholders, investor relations, registrar and transfer agent fees, audit fees, incremental director and officer liability insurance costs and director and officer compensation. Actual costs could differ significantly from our estimate.

How We Generate Revenue

Overview

We primarily earn revenue by supplying wood pellets to our customers under long-term, U.S. dollar-denominated contracts (also referred to as “off-take” contracts). We refer to the structure of our contracts as “take-or-pay” because they include a firm obligation to take a fixed quantity of product at a stated price and provisions that ensure we will be made whole in the case of a customer’s failure to accept all or a part of the contracted volumes or for termination by a customer. Each contract defines the annual volume of wood pellets that a customer is required to purchase and we are required to sell, the fixed price per metric ton for product satisfying a base net calorific value and other technical specifications. These prices are fixed for the entire term, subject to annual inflation-based adjustments and price escalators, as well as, in some instances, price adjustments for product specifications and changes in underlying costs. As a result, our revenue over the duration of these contracts may not follow spot market pricing trends. Our revenues from the sale of wood pellets are recognized when the goods are shipped, title passes, the sales price to the customer is fixed and collectability is reasonably assured.

Depending on the specific off-take contract, shipping terms are either CIF or FOB. Under a CIF contract, we procure and pay for shipping costs which include insurance and all other charges up to the port of destination for the customer. These costs are included in the price to the customer and, as such, are included in revenue and cost of goods sold. Under an FOB contract, the customer is responsible for shipping costs directly. We have one FOB contract where, for the periods presented, we have executed an annual shipping contract creating economics similar to a C&F contract. Our customer shipping terms, as well as the timing and size of shipments during the year, can result in material fluctuations in our revenue recognition between periods but generally have little impact on gross margin.

The majority of the wood pellets we supply to our customers are produced at our production plants. In addition, we have entered into the Biomass Purchase Agreement, effective April 2015 through May 2016, pursuant to which the Hancock JV sells to us certain production volumes from the Southampton plant at a fixed price upon delivery to our Chesapeake terminal. We also fulfill our contractual commitments and take advantage of dislocations in market supply and demand by purchasing shipments from third parties and reselling them in back-to-back transactions. In transactions where title and risk of loss is immediately transferred to the ultimate purchaser, revenue is recorded net of costs paid to the third-party supplier. This revenue is included in “Other revenue.”

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

Contracted Backlog

We have entered into off-take contracts with annual delivery requirements that approximate our estimated available production capacity. As of June 30, 2015, we had approximately $1.7 billion of product sales backlog for firm contracted product sales to E.ON UK PL, Drax Power Limited, GDF SUEZ Energy Management Trading and other major power generators. Backlog represents the revenue to be recognized under existing contracts assuming deliveries occur as specified in the contract.

Our expected future product sales revenue under our contracted backlog as of June 30, 2015 is as follows (in millions):

July 1, 2015 - December 31, 2015	$194
Year ending December 31, 2016	366
Year ending December 31, 2017 and thereafter	1,119
Total product sales contracted backlog	$1,679

Costs of Conducting Our Business

Cost of Goods Sold

Cost of goods sold includes the costs to produce and deliver our wood pellets to customers. The principal expenses to produce and deliver our wood pellets consist of raw material, production and distribution costs.

We have strategically located our plants in the Southeastern U.S., a region with plentiful wood fiber resources. We manage the supply of raw materials into our plants through a mixture of short-term and long-term contracts. Delivered wood fiber costs include stumpage (i.e., the price paid to the underlying timber resource owner for the raw material) as well as harvesting, transportation and, in some cases, size reduction services provided by our suppliers. The majority of our product volumes are sold under contracts that include cost pass-through mechanisms to mitigate increases in raw material and distribution costs.

Production costs at our production plants consist of labor, energy, tooling, repairs and maintenance and plant overhead costs. Our off-take contracts include price escalators that mitigate inflationary pressure on certain components of our production costs. In addition to the wood pellets that we produce at our owned and operated production plants, we selectively purchase additional quantities of wood pellets from third-party wood pellet producers. We entered into the Biomass Purchase Agreement pursuant to which the Hancock JV sells certain volumes of wood pellets per month to us, on a fixed-price basis. Production costs also include depreciation expense associated with the use of our plants and equipment that increases as assets are placed into service.

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

Additionally, we amortize the purchase price of acquired customer contracts that were recorded as intangibles as deliveries are made during the applicable contract term.

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

General and Administrative Expenses

We incurred general and administrative costs related to a Management Services Agreement (the “ Prior MSA”) with our sponsor that covered the corporate salary and overhead expenses associated with our business. Under the Prior MSA, we paid an annual fee and reimbursed our sponsor for direct and indirect expenses it incurred on our behalf. Effective April 9, 2015, all of our employees and management became employed by Enviva Management, and we and our General Partner entered into a new management services agreement (the “MSA”) with Enviva Management. The Prior MSA automatically terminated upon the execution of the MSA. Under the MSA, direct and indirect costs and expenses are either directly identifiable or allocated to us. Enviva Management estimates the percentage of employee salary and related benefits, third-party costs, office rent and expenses and any other overhead costs to be provided to us. We are charged for any directly identifiable costs such as goods or services provided to us at our request. We believe the assumptions and allocations were made on a reasonable basis and were the best estimate of the costs that we would have incurred on a stand-alone basis.

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

	Three Months Ended June 30,
	2015	2014	Change
		(Predecessor)
	(in thousands)
Product sales	$107,195	$67,328	$39,867
Other revenue	2,464	1,223	1,241
Net revenue	109,659	68,551	41,108
Cost of goods sold, excluding depreciation and amortization	89,220	60,957	28,263
Depreciation and amortization(1)	7,034	4,695	2,339
Total cost of goods sold	96,254	65,652	30,602
Gross margin	13,405	2,899	10,506
General and administrative expenses	4,627	2,503	2,124
Income from operations	8,778	396	8,382
Interest expense	(2,772)	(2,267)	(505)
Related party interest expense	(296)	—	(296)
Early retirement of debt obligation	(4,699)	—	(4,699)
Other income	15	—	15
Net income (loss)	1,026	(1,871)	2,897
Less loss attributable to noncontrolling partners’ interests	8	21	(13)
Net income (loss) attributable to Enviva Partners, LP	$1,034	$(1,850)	$2,884

(1)         Excludes depreciation of office furniture and equipment of $12 and $9 for the three months ended June 30, 2015 and 2014, respectively. Such amounts are included in general and administrative expenses.

Net revenue

Net revenue was $109.7 million and $68.6 million for the three months ended June 30, 2015 and 2014, respectively, and was comprised of product sales and other revenue, which are discussed below.

Product sales

Revenue related to product sales (either produced by us or procured from a third party) increased $39.9 million from $67.3 million for the three months ended June 30, 2014 to $107.2 million for the three months ended June 30, 2015. The increase was primarily a result of increased sales volume.  During the three months ended June 30, 2015, we sold approximately 206,000 more MT of wood pellets than during the three months ended June 30, 2014. This increase was primarily due to approximately 72,000 MT of sales under contracts acquired with the Cottondale plant. In addition, the prior year period was negatively affected by a maintenance outage at one of our customer’s plants that resulted in our agreeing to a financial settlement to delay and, in some cases cancel, specific contracted quantities. The remaining increase is attributable to a 45,000 MT shipment under a new customer contract for one shipment of wood pellets per year for the next three years.  The higher sales were enabled by higher production from our existing facilities as well as Cottondale plant production.  Pricing had a modest favorable impact on revenues.

Other revenue

Other revenue increased to $2.5 million for the three months ended June 30, 2015 from $1.2 million for the three months ended June 30, 2014 primarily due to a purchase and sale transaction on behalf of our existing customer base. In these agency-related transactions, we do not bear the risk of loss or take title to the wood pellets purchased from a third party and accordingly the transaction is presented on a net basis. Other revenue is also comprised of terminal services and other professional fees.

Cost of goods sold

Cost of goods sold increased to $96.3 million for the three months ended June 30, 2015 from $65.7 million for the three months ended June 30, 2014. The $30.6 million increase was primarily due to increased wood pellet sales volumes during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Cost of goods sold included depreciation and amortization expenses of $7.0 million and $4.7 million for the three months ended June 30, 2015 and 2014, respectively.

Gross margin

We earned gross margin of $13.4 million and $2.9 million for the three months ended June 30, 2015 and 2014, respectively. The gross margin increase of $10.5 million was primarily attributable to the following:

•                  The favorable cost position of our delivered pellets during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 contributed $4.5 million to gross margin. The improved cost position was attributable to increased plant utilization combined with decreased wood fiber costs. Also, lower fuel costs resulted in reduced to-port logistics costs for all plants during the three months ended June 30, 2015. Gross margin also benefited from a favorable mix of plant production. This was offset by the higher per unit cost of wood pellets purchased under the Biomass Purchase Agreement relative to the per unit cost of producing wood pellets at our plants.

•                  We sold approximately 560,000 MT of wood pellets during the three months ended June 30, 2015 as compared to approximately 354,000 MT during the corresponding prior year quarter, a 58% increase. The incremental volumes sold accounted for $3.8 million of the gross margin increase.

•                  Favorable pricing on customer contracts during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 added $1.8 million of gross margin. The pricing benefit is attributable to the mix of contracts during the three month period as well as fees earned from a customer who requested modification in delivery schedules for contracted and scheduled shipments.

•                  Lower export shipping costs contributed $1.7 million to gross margin during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The favorable cost position is attributable to the mix of shipping contracts utilized as well as our ability to take advantage of lower spot market prices during the current year three- month period.

•                  A purchase and sale transaction contributed to an increase of $1.4 million in other revenue during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.

•                  Offsetting the above was a $2.3 million increase in depreciation and amortization during the three months ended June 30, 2015 as compared to the corresponding prior year period. The increase is attributable to depreciation on the Cottondale plant assets and amortization of favorable customer contracts acquired as part of the Cottondale acquisition.

Adjusted gross margin per metric ton

	Three Months Ended June 30,
	2015	2014	Change
		(Predecessor)
	(in thousands except per metric ton)
Reconciliation of gross margin to adjusted gross margin per metric ton:
Metric tons sold	560	354	206
Gross margin	$13,405	$2,899	$10,506
Depreciation and amortization(1)	7,034	4,695	2,339
Adjusted gross margin	$20,439	$7,594	$12,845
Adjusted gross margin per metric ton	$36.50	$21.45	$15.05

(1)         Excludes depreciation of office furniture and equipment. Such amount is included in general and administrative expenses.

We earned an adjusted gross margin of $20.4 million, or $36.50 per metric ton, for the three months ended June 30, 2015 and an adjusted gross margin of $7.6 million, or $21.45 per metric ton, for the three months ended June 30, 2014. The factors impacting adjusted gross margin are detailed above under the heading “Gross margin.”

General and administrative expenses

General and administrative expenses were $4.6 million for the three months ended June 30, 2015 and $2.5 million for the three months ended June 30, 2014. For the three months ended June 30, 2015, general and administrative expenses included allocated and direct expenses of $3.3 million that were incurred under the MSA and $0.2 million of compensation expense associated with unit based awards. For the three months ended June 30, 2015, we incurred legal and accounting expenses of $0.4 million and other expenses related to our acquisition and reorganization transactions during the quarter. We are also incurring incremental general and administrative expenses due to our transition from a private company to a publicly traded limited partnership. General and administrative costs for the three months ended June 30, 2014 included $2.0 million of charges under the Prior MSA.

Interest expense

We incurred $2.8 million of interest expense during the three months ended June 30, 2015, and $2.3 million during the three months ended June 30, 2014. The increase in interest expense was primarily attributable to an increase in our long-term debt outstanding. Please read “—New Senior Secured Credit Facilities” below.

Related party interest expense

In connection with the January 5, 2015 acquisition of Green Circle, the sponsor made a term advance of $36.7 million to Green Circle under a revolving note and advanced Acquisition II $50.0 million under a note payable. Green Circle repaid $4.8 million of the outstanding principal in March 2015. As a result of the sponsor’s contribution of Acquisition II, which owned Cottondale, to the Partnership on April 9, 2015, the Partnership recorded $81.9 million of outstanding principal and $0.9 million of accrued interest related to these notes. In connection with the closing of the IPO on May 4, 2015, the related party notes payable outstanding principal of $81.9 million and accrued interest of $1.1 million were repaid by the Partnership to the sponsor. We incurred $0.3 million of related party interest expense for the term advance and note payable during the three months ended June 30, 2015.

Early retirement of debt obligation

We incurred a $4.7 million charge during the three months ended June 30, 2015 for the write-off of debt issuance costs and original issue discount associated with the Prior Senior Secured Credit Facilities. The amounts had been amortizing over the term of the debt and were expensed on April 9, 2015 when we repaid all amounts outstanding under the Prior Senior Secured Credit Facilities.

Adjusted EBITDA

	Three Months Ended June 30,
	2015	2014	Change
		(Predecessor)
	(in thousands)
Reconciliation of adjusted EBITDA to net income (loss):
Net income (loss)	$1,026	$(1,871)	$2,897
Depreciation and amortization	7,045	4,704	2,341
Interest expense	3,068	2,267	801
Early retirement of debt obligation	4,699	—	4,699
Non-cash unit compensation	183	—	183
Income tax (benefit) expense	(11)	4	(15)
Asset impairments and disposals	9	70	(61)
Adjusted EBITDA	$16,019	$5,174	$10,845

We generated adjusted EBITDA of $16.0 million for the three months ended June 30, 2015 compared to $5.2 million for the three months ended June 30, 2014. The $10.8 million improvement in adjusted EBITDA was primarily attributable to the $12.8 million increase in adjusted gross margin discussed in further detail above. Offsetting the increase to adjusted gross margin was the $2.1 million increase in general and administrative expenses discussed above under the heading “General and administrative expenses.”

Distributable Cash Flow

The following is a reconciliation of adjusted EBITDA to distributable cash flow:

	Three Months Ended June 30,
	2015	2014	Change
		(Predecessor)
	(in thousands)
Reconciliation of adjusted EBITDA to distributable cash flow:
Adjusted EBITDA	$16,019	$5,174	$10,845
Less:
Interest expense net of amortization of debt issuance costs and original issue discount	2,699	1,762	937
Maintenance capital expenditures	882	—	882
Distributable cash flow	$12,438	$3,412	$9,026

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

	Six Months Ended June 30,
	2015	2014	Change
		(Predecessor)
	(in thousands)
Product sales	$220,776	$133,146	$87,630
Other revenue	3,197	1,903	1,294
Net revenue	223,973	135,049	88,924
Cost of goods sold, excluding depreciation and amortization	183,620	121,610	62,010
Depreciation and amortization(1)	15,293	9,541	5,752
Total cost of goods sold	198,913	131,151	67,762
Gross margin	25,060	3,898	21,162
General and administrative expenses	8,397	4,562	3,835
Income (loss) from operations	16,663	(664)	17,327
Interest expense	(4,689)	(4,495)	(194)
Related party interest expense	(1,097)	—	(1,097)
Early retirement of debt obligation	(4,699)	(73)	(4,626)
Other income	15	4	11
Net income (loss) before income tax expense	6,193	(5,228)	11,421
Income tax expense	2,656	—	2,656
Net income (loss)	3,537	(5,228)	8,765
Less loss attributable to noncontrolling partners’ interests	16	42	(26)
Net income (loss) attributable to Enviva Partners, LP	$3,553	$(5,186)	$8,739

(1)         Excludes depreciation of office furniture and equipment of $23 and $17 for the six months ended June 30, 2015 and 2014, respectively. Such amounts are included in general and administrative expenses.

Net revenue

Net revenue was $224.0 million and $135.0 million for the six months ended June 30, 2015 and 2014, respectively, and was comprised of product sales and other revenue, which are discussed below.

Product sales

Revenue related to product sales (either produced by us or procured from a third party) increased $87.6 million from $133.1 million for the six months ended June 31, 2014 to $220.8 million for the six months ended June 30, 2015. The increase was primarily a result of increased sales volume. During the six months ended June 30, 2015, we sold approximately 446,000 MT more wood pellets than the six months ended June 30, 2014. The volume increase is primarily due to approximately 234,000 MT of sales under contracts acquired with the Cottondale plant. In addition, the prior year period was negatively affected by a maintenance outage at one of our customer’s plants that resulted in our agreeing to a financial settlement to delay and, in some cases, cancel specific contracted quantities. The remaining increase is attributable to a 45,000 MT shipment under a new customer contract for one shipment of wood pellets per year for the next three years. These sales increases were driven by higher production from our existing facilities as well as Cottondale plant production. Pricing had a modest favorable impact on revenues.

Other revenue

Other revenue increased to $3.2 million for the six months ended June 30, 2015 from $1.9 million for the six months ended June 30, 2014 primarily due to a purchase and sale transaction into our existing customer base. In these agency-related transactions, we do not bear the risk of loss or take title to the wood pellets purchased from a third party and accordingly the transaction is presented on a net basis. Other revenue is also comprised of terminal services and other professional fees.

Cost of goods sold

Cost of goods sold increased to $198.9 million for the six months ended June 30, 2015 from $131.2 million for the six months ended June 30, 2014. The $67.8 million increase was primarily due to increased wood pellet sales volumes during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Cost of goods sold included depreciation and amortization expenses of $15.3 million and $9.5 million for the six months ended June 30, 2015 and 2014, respectively.

Gross margin

We earned gross margin of $25.1 million and $3.9 million for the six months ended June 30, 2015 and 2014, respectively. The gross margin increase of $21.2 million was primarily attributable to the following:

•                  The favorable cost position of our delivered pellets during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 contributed $10.3 million to gross margin. The improved cost position was primarily attributable to increased plant utilization. Lower fuel costs also reduced our to-port logistics costs for all plants during the six months ended June 30, 2015.

•                  Our wood pellet sales volumes increased 446,000 MT during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, a 64% increase. The incremental volumes sold accounted for $7.3 million of the gross margin increase.

•                  Lower export shipping costs contributed $4.4 million to gross margin during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The favorable cost position is attributable to the mix of shipping contracts.

•                  Favorable pricing on customer contracts during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 added $4.3 million of gross margin. The pricing benefit is attributable to the mix of contracts during the three month period as well as fees earned from a customer who requested modification in delivery schedules for contracted and scheduled shipments.

•                  A purchase and sale transaction contributed to an increase of $1.4 million in other revenue during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.

•                  Offsetting the above was a $5.8 million increase in depreciation and amortization during the six months ended June 30, 2015 as compared to the corresponding prior year period. The increase is attributable to depreciation on the Cottondale plant assets and amortization of favorable customer contracts acquired as part of the Cottondale acquisition.

Adjusted gross margin per metric ton

	Six Months Ended June 30,
	2015	2014	Change
		(Predecessor)
	(in thousands except per metric ton)
Reconciliation of gross margin to adjusted gross margin per metric ton:
Metric tons sold	1,143	697	446
Gross margin	$25,060	$3,898	$21,162
Depreciation and amortization(1)	15,293	9,541	5,752
Adjusted gross margin	$40,353	$13,439	$26,914
Adjusted gross margin per metric ton	$35.30	$19.28	$16.02

(1)         Excludes depreciation of office furniture and equipment. Such amount is included in general and administrative expenses.

We earned an adjusted gross margin of $40.4 million, or $35.30 per metric ton, for the six months ended June 30, 2015 and an adjusted gross margin of $13.4 million, or $19.28 per metric ton, for the six months ended June 30, 2014. The factors impacting adjusted gross margin are detailed above under the heading “Gross margin.”

General and administrative expenses

General and administrative expenses were $8.4 million for the six months ended June 30, 2015 and $4.6 million for the six months ended June 30, 2014. For the six months ended June 30, 2015, general and administrative expenses included allocated and direct expenses of $3.3 million that were incurred under the MSA and $3.0 million of allocated and direct expenses incurred under the Prior MSA. During the six months ended June 30, 2015, we incurred legal and accounting expenses of $0.4 million and other expenses related to our acquisition and reorganization transactions during the six month period. We are also incurring incremental general and administrative expenses due to our transition from a private company to a publicly traded limited partnership. General and administrative costs for the six months ended June 30, 2014 included $4.0 million of charges under the Prior MSA.

Interest expense

We incurred $4.7 million of interest expense during the six months ended June 30, 2015 and $4.5 million during the six months ended June 30, 2014. The increase in interest expense was primarily attributable to an increase in our long-term debt outstanding. Please read “—New Senior Secured Credit Facilities” below.

Related party interest expense

In connection with the January 5, 2015 acquisition of Green Circle, the sponsor made a term advance of $36.7 million to Green Circle under a revolving note and advanced Acquisition II $50.0 million under a note payable. Green Circle repaid $4.8 million of the outstanding principal in March 2015. As a result of the sponsor’s contribution of Acquisition II, which owned Enviva Pellets Cottondale, LLC, to the Partnership on April 9, 2015, the Partnership recorded $81.9 million of outstanding principal and $0.9 million of accrued interest related to these notes. In connection with the closing of the IPO on May 4, 2015, the related party notes payable outstanding principal of $81.9 million and accrued interest of $1.1 million were repaid by the Partnership to the sponsor. We incurred $1.1 million of related party interest expense for the term advance and note payable during the six months ended June 30, 2015.

Early retirement of debt obligation

We incurred a $4.7 million charge during the six months ended June 30, 2015 for the write-off of debt issuance costs and original issue discount associated with the Prior Senior Secured Credit Facilities. The amounts had been amortizing over the term of the debt and were expensed on April 9, 2015 when we repaid all amounts outstanding under the Prior Senior Secured Credit Facilities.

Income tax expense

During the six months ended June 30, 2015, we incurred income tax expense of $2.7 million related to the separate activity of the Cottondale plant, from the date of acquisition January 5, 2015 through April 8, 2015.  During this period, the Cottondale plant was a corporate subsidiary of Enviva Acquisition II, LLC (“Acquisition II”), a wholly-owned corporate subsidiary of Enviva Acquisition I, LLC (“Acquisition I”); the corporate parent of the consolidated group. On April 7 and 8, 2015, the Cottondale and Acquisition II, respectfully, converted to limited liability companies. Prior to the contribution of Acquisition II to the Partnership on April 9, 2015, the financial results of Acquisition II and Cottondale were included in the consolidated federal income tax return of the tax paying entity, Acquisition I.

Adjusted EBITDA

	Six Months Ended June 30,
	2015	2014	Change
		(Predecessor)
	(in thousands)
Reconciliation of adjusted EBITDA to net income (loss):
Net income (loss)	$3,537	$(5,228)	$8,765
Depreciation and amortization	15,315	9,558	5,757
Interest expense	5,786	4,495	1,291
Early retirement of debt obligation	4,699	73	4,626
Purchase accounting adjustment to inventory	697	—	697
Non-cash equity compensation	183	1	182
Income tax expense	2,656	8	2,648
Asset impairments and disposals	27	62	(35)
Adjusted EBITDA	$32,900	$8,969	$23,931

We generated adjusted EBITDA of $32.9 million for the six months ended June 30, 2015 compared to $9.0 million for the six months ended June 30, 2014. The $23.9 million improvement in adjusted EBITDA was primarily attributable to the $26.9 million increase in adjusted gross margin discussed in further detail above. Offsetting the increase to adjusted gross margin was the $3.8 million increase in general and administrative expenses discussed above under the heading “General and administrative expenses.”

Distributable Cash Flow

The following is a reconciliation of adjusted EBITDA to distributable cash flow:

	Six Months Ended June 30,
	2015	2014	Change
		(Predecessor)
	(in thousands)
Reconciliation of adjusted EBITDA to distributable cash flow:
Adjusted EBITDA	$32,900	$8,969	$23,931
Less:
Interest expense net of amortization of debt issuance costs and original issue discount	4,912	3,484	1,428
Maintenance capital expenditures	1,607	—	1,607
Distributable cash flow	$26,381	$5,485	$20,896

Liquidity and Capital Resources

Overview

We expect our sources of liquidity to include cash generated from operations, borrowings under our Senior Secured Credit Facilities and, from time to time, debt and equity offerings. We operate in a capital-intensive industry, and our primary liquidity needs are to fund working capital, service our debt, maintain cash reserves, finance maintenance capital expenditures and pay distributions. We believe cash generated from our operations will be sufficient to meet the short-term working capital requirements of our business. However, future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors beyond our control. We intend to pay at least the minimum quarterly distribution of $0.4125 per common and subordinated unit per quarter, which equates to approximately $9.8 million per quarter, or approximately $39.3 million per year, based on the number of common and subordinated units outstanding, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses. Because it is our intent to distribute at least the minimum quarterly distribution on all of our units on a quarterly basis, we expect that we will rely upon external financing sources, including bank borrowings and the issuance of debt and equity securities, to fund future acquisitions and expansions.

Noncash Working Capital

Noncash working capital is the amount by which current assets, excluding cash, exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. Our noncash working capital was $33.9 million at June 30, 2015 and $32.6 million at December 31, 2014. The primary components of changes in noncash working capital were the following:

Accounts receivable, net

Accounts receivable, net increased noncash working capital by $16.7 million during the six months ended June 30, 2015 as compared to December 31, 2014, primarily due to the timing, volume and size of product shipments.

Inventories

Our inventories consist of raw materials, work-in-process, consumable tooling and finished goods. Inventories increased to $22.6 million at June 30, 2015 from $18.1 million at December 31, 2014. The $4.5 million increase in noncash working capital was primarily attributable to an increase in finished goods related to the timing of product shipments from our port locations.

Accounts payable, related party payable and accrued liabilities

The increase in accounts payable, related party payable and accrued liabilities at June 30, 2015 as compared to December 31, 2015 decreased noncash working capital by $10.5 million and was primarily attributable to the addition of the Cottondale plant during 2015. At June 30, 2015, the accounts payable and accrued liabilities balance for Cottondale was $8.1 million. Related party payable at June 30, 2015 included $3.0 million related to the MSA and $2.0 million related to wood pellets purchased from the Hancock JV compared to $2.4 million related to the Prior MSA at December 31, 2014.

Cash Flows

The following table sets forth a summary of our net cash flows from operating, investing and financing activities for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
		(Predecessor)
	(in thousands)
Net cash provided by operating activities	$32,283	$19,672
Net cash used in investing activities	(5,921)	(12,907)
Net cash provided by (used in) financing activities	49,714	(5,863)
Net increase in cash and cash equivalents	$76,076	$902

Cash Provided by Operating Activities

Net cash provided by operating activities was $32.3 million for the six months ended June 30, 2015 compared to $19.7 million for the six months ended June 30, 2014. The improvement of $12.6 million was primarily attributable to the following:

•                  An increase in net income, excluding depreciation and amortization and early retirement of debt obligation, of $19.1 million during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The improvement in net income was attributable to the factors detailed above under “—Results of Operations.”

•                  Offsetting the above was an unfavorable change in operating assets and liabilities of $9.7 million during the six months ended June 30, 2015 compared to the corresponding period in 2014. This decrease was primarily attributable to increases in accounts receivable and inventory during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, which was primarily due to the timing and size of product shipments. Also, prepaid expenses increased during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 due to a payment for annual insurance policies.

Cash Used in Investing Activities

Net cash used in investing activities decreased by $7.0 million for the six months ended June 30, 2015 as compared to the corresponding period in 2014. The decrease during the six months ended June 30, 2015 related primarily to a decrease in purchases of property, plant and equipment driven by completing the construction of the Southampton plant during the early part of 2014. Of the $2.4 million used for purchases of property, plant and equipment during the six months ended June 30, 2015, approximately $0.8 million related to projects intended to increase the production capacity of our plants. The remaining $1.6 million was used to maintain our equipment and machinery.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities increased by $55.6 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. Borrowings under our Senior Secured Credit Facilities and our IPO proceeds totaled $387.6 million. Except for a portion retained for general partnership purposes, the aggregate amount was used to pay debt issuance costs and to repay the Prior Senior Secured Credit Facilities and related party notes totaling $187.5 million as well as to distribute $176.7 million to our sponsor. Also contributing to the increase in cash provided by financing activities was the release of $11.6 million of restricted cash upon the repayment of the Prior Senior Secured Credit Facilities.

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

We borrowed the full amount of the Tranche A-1 and Tranche A-2 facilities at the closing of the Credit Agreement. Of the total proceeds from borrowings under the Tranche A-1 and Tranche A-2 facilities, $82.2 million was used to repay all outstanding indebtedness under the Prior Senior Secured Credit Facilities and related accrued interest, $6.4 million was used to pay closing fees and expenses, and the balance of $85.9 million was used to make a distribution to the sponsor. Borrowings under the revolving facility may be used for working capital requirements and general partnership purposes, including the issuance of letters of credit.

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

As of June 30, 2015, we had $97.8 million, net of $1.2 million unamortized original issue discount, of outstanding Tranche A-1 advances and $74.1 million, net of $0.7 million unamortized original issue discount, outstanding of Tranche A-2 advances priced at the Eurodollar rate, with an effective rate of 5.1% and 5.25%, respectively.

We had $9.1 million outstanding under the letter of credit facility as of June 30, 2015. The letters of credit were issued in connection with contracts between the Partnership and third parties, in the ordinary course of business. The amounts required to be secured with letters of credit under these contracts may be adjusted or cancelled based on the specific third-party contract terms. The amounts outstanding as of June 30, 2015 are subject to automatic extensions through the termination dates of the letters of credit facilities. The letters of credit are not cash collateralized and, as a result, no debt is outstanding as of June 30, 2015. We pay an interest rate of 4.25% on the outstanding letters of credit.

The Credit Agreement contains certain covenants, restrictions and events of default including, but not limited to, a change of control restriction and limitations on our ability to (i) incur indebtedness, (ii) pay dividends or make other distributions, (iii) prepay, redeem or repurchase certain debt, (iv) make loans and investments, (v) sell assets, (vi) incur liens, (vii) enter into transactions with affiliates, (viii) consolidate or merge and (ix) assign certain material contracts to third parties or unrestricted subsidiaries. We will be restricted from making distributions if an event of default exists under the Credit Agreement or if our interest coverage ratio (determined as the ratio of consolidated EBITDA to consolidated interest expense, determined quarterly) is less than 2.25:1.00 at such time.

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

For the three months ended June 30, 2015, our total debt to consolidated EBITDA was 1.65:1.00, which was less than the maximum ratio of 4.25:1.00. As of June 30, 2015, we were in compliance with all covenants and restrictions associated with, and no events of default existed under, the Credit Agreement. Our obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and secured by liens on substantially all of our assets.

Prior Senior Secured Credit Facilities

In November 2012, the Predecessor entered into a Credit and Guaranty Agreement (the “Prior Credit Agreement”) that provided for a $120.0 million aggregate principal amount of senior secured credit facilities (the “Prior Senior Secured Credit Facilities”). The Prior Senior Secured Credit Facilities consisted of (i) $35.0 million aggregate principal amount of Tranche A advances, (ii) up to $60.0 million aggregate principal amount of delayed draw term commitments, (iii) up to $15.0 million aggregate principal amount of working capital commitments and (iv) up to $10.0 million aggregate principal amount of letter of credit facility commitments. The Prior Senior Secured Credit Facilities were repaid in full, including related accrued interest, in the amount of $82.2 million on April 9, 2015, the date of the closing of the Senior Secured Credit Facilities. We funded the repayment with a portion of borrowings under the Senior Secured Credit Facilities. For the three and six months ended June 30, 2015, we recorded a $4.7 million loss on early retirement of debt obligation related to the repayment. The loss includes a $3.2 million write off of unamortized deferred issuance costs and a $1.5 million write-off of unamortized discount. Under the terms of the Prior Senior Secured Credit Facilities, at June 30, 2015, we had $4.0 million outstanding under one letter of credit obtained in connection with a contract between the Partnership and a third party.  The letter of credit may be adjusted or cancelled based on the specific third-party contract terms. We pay an interest rate of 4.25% on this letter of credit.

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-06, Earnings Per Share (Topic 260)—Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions—a consensus of the FASB Emerging Issues Task Force (EITF). The amendments in ASU 2015-06 apply to master limited partnerships subject to the Master Limited Partnerships Subsections of Topic 260 that receive net assets through a dropdown transaction that is accounted for under the Transactions Between Entities Under Common Control Subsections of Subtopic 805-50, Business Combinations—Related Issues. When a general partner transfers, or “drops down,” net assets to a master limited partnership and that transaction is accounted for as a transaction between entities under common control, the statements of operations of the master limited partnership are adjusted retrospectively to reflect the dropdown transaction as if it occurred on the earliest date during which the entities were under common control. The amendments in ASU 2015-06 specify that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method also are required. The amendments in ASU 2015-06 are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The amendments in ASU 2015-06 should be applied retrospectively for all financial statements presented. We are evaluating the new pronouncement to determine the impact it may have on our consolidated financial statements.

In April 2015, the Financial Accounting Standards Board issued ASU No. 2015-03, Interest-Imputation of Interest (Topic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU No. 2015-03 requires the presentation of debt issuance costs in the balance sheet as a reduction from the related debt liability rather than as an asset. The amortization of such costs will continue to be reported as interest expense. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and allows early adoption for financial statements that have not been previously issued. The update requires retrospective application upon adoption. Upon adoption, we expect to reclassify amounts included as debt issuance costs within total assets on the consolidated balance sheet to a reduction of long-term debt within total liabilities on the consolidated balance sheet for all periods presented. The adoption is not expected to have an impact on the periodic amount recorded as amortization expense.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new standard reduces the number of consolidation models and simplifies their application. The amendments in ASU No. 2015-02 are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships and similar legal entities. The amendments simplify the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments (1) eliminate the presumption that a general partner should consolidate a limited partnership, (2) eliminate the indefinite deferral of FASB Statement No. 167, thereby reducing the number of variable interest entity (“VIE”) consolidation models from four to two (including the limited partnership consolidation model), (3) clarify when fees paid to a decision maker should be a factor to include in the consolidation of VIEs, (4) amend the guidance for assessing how related party relationships affect VIE consolidation analysis and (5) exclude certain money market funds from the consolidation guidance. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The standard allows early adoption, including early adoption in an interim period. We are in the process of evaluating the impact of adoption on our consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The new standard provides new guidance on the recognition of revenue and states that an entity should recognize revenue when control of the goods or services transfers to the customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The new standard also requires significantly expanded disclosure regarding qualitative and quantitative information about the nature, timing and uncertainty of revenue and cash flow arising from contracts with customers. On July 9, 2015, the FASB approved a one-year delay in the effective date of ASU No. 2014-09. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The standard permits the use of either applying retrospectively the amendment to each prior reporting period presented or retrospectively with the cumulative effect of initially applying at the date of initial application. The Partnership is in the process of evaluating the impact of adoption on its consolidated financial statements and has not determined which implementation method will be adopted. We are in the process of evaluating the impact of adoption on our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information about market risks for the six months ended June 30, 2015 does not differ materially from that disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk” in the Prospectus, other than as described below.

Interest Rate Risk

At June 30, 2015, our total debt had a carrying value of $171.9 million, which approximates fair value.

We are exposed to interest rate risk on borrowings under our new Senior Secured Credit Facilities. As of June 30, 2015, $171.9 million, net of unamortized discount of $1.9 million, of our total debt related to borrowings under our Senior Secured Credit Facilities.

Borrowings under the Senior Secured Credit Facilities bear interest, at our option, at either a base rate plus an applicable margin or at a Eurodollar rate (with a 1.00% floor for term loan borrowings) plus an applicable margin. The applicable margin is (i) for Tranche A-1 base rate borrowings, 3.10% through April 2017, 2.95% thereafter through April 2018 and 2.80% thereafter, and for Tranche A-1 Eurodollar rate borrowings, 4.10% through April 2017, 3.95% thereafter through April 2018 and 3.80% thereafter and (ii) 3.25% for Tranche A-2 base rate borrowings and revolving facility base rate borrowings and 4.25% for Tranche A-2 Eurodollar rate borrowings and revolving facility Eurodollar rate borrowings. To manage our exposure to fluctuations in interest rates under our new Senior Secured Credit Facilities, we may enter into interest rate swaps.

Changes in the overall level of interest rates affect the interest expense that we recognize in our condensed consolidated statements of operations related to interest rate swap agreements and borrowings. An interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. Based on the $173.8 million outstanding under the Senior Secured Credit Facilities as of June 30, 2015, if LIBOR based interest rates increased by 100 basis points, our interest expense would have increased annually by approximately $1.7 million.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our General Partner. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2015, the end of the period covered by this report.

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

During the three months ended June 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ENVIVA PARTNERS, LP

	By:	Enviva Partners GP, LLC, its general partner

Date: July 31, 2015	By:	/s/ Stephen F. Reeves
Stephen F. Reeves
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized
Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit
3.1	Certificate of Limited Partnership of Enviva Partners, LP (Exhibit 3.1, Form S-1 Registration Statement filed October 28, 2014, File No. 333-199625)

3.2	First Amended and Restated Agreement of Limited Partnership of Enviva Partners, LP, dated May 4, 2015, by Enviva Partners GP, LLC (Exhibit 3.1, Form 8-K filed May 4, 2015, File No. 001-37363)

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

10.5

Management Services Agreement by and among Enviva Partners, LP, Enviva Partners GP, LLC, Enviva, LP, Enviva GP, LLC, the subsidiaries of Enviva, LP party thereto and Enviva Management Company, LLC, dated as of April 9, 2015 (Exhibit 10.12, Form S-1 Registration Statement filed April 15, 2015, File No. 333-199625))

10.6

Credit Agreement, dated as of April 9, 2015, among Enviva Partners, LP, as Borrower, the Lenders party thereto and Barclays Bank PLC, as Administrative Agent and Collateral Agent (Exhibit 10.13, Form S-1 Registration Statement filed April 15, 2015, File No. 333-199625)

10.7	Master Biomass Purchase and Sale Agreement, dated as of April 9, 2015, by and between Enviva, LP and Enviva Wilmington Holdings, LLC (Exhibit 10.8, Form 8-K filed May 4, 2015, File No. 001-37363)

10.8	Terminal Services Agreement, dated April 9, 2015, by and between Enviva Port of Chesapeake, LLC and Enviva Wilmington Holdings, LLC (Exhibit 10.7, Form 8-K filed May 4, 2015, File No. 001-37363)

10.9	License Agreement, dated April 9, 2015, by and among Enviva Holdings, LP, Enviva Partners GP, LLC and Enviva Partners, LP (Exhibit 10.3, Form 8-K filed May 4, 2015, File No. 001-37363)

10.10	Form of Phantom Unit Award Grant Notice and Award Agreement (performance-based vesting for employees) (Exhibit 10.21, Form S-1 Registration Statement filed April 3, 2015, File No. 333-199625)

10.11	Form of Phantom Unit Award Grant Notice and Award Agreement (time-based vesting for employees) (Exhibit 10.20, Form S-1 Registration Statement filed April 3, 2015, File No. 333-199625)

10.12	Form of Phantom Unit Award Grant Notice and Award Agreement (non-employee directors) (Exhibit 10.22, Form S-1 Registration Statement filed April 3, 2015, File No. 333-199625)

10.13	First Amended and Restated Employment Agreement between Stephen F. Reeves and Enviva Management Company, LLC, dated May 29, 2015 (Exhibit 10.1, Form 8-K filed May 29, 2015, File No. 001-37363)

10.14	First Amended and Restated Employment Agreement between William H. Schmidt, Jr. and Enviva Management Company, LLC, dated May 29, 2015 (Exhibit 10.2, Form 8-K filed May 29, 2015, File No. 001-37363)

10.15*	Form of Unit Award Grant Notice and Award Agreement (non-employee directors)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Exhibit
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

*                 Filed herewith.

**          Furnished herewith.