Form 10-Q
period 2015-09-30
Enviva Partners, LP
filed 2015-11-05
CIK 1592057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of November 4, 2015, 11,908,072 common units and 11,905,138 subordinated units were outstanding.

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

•                  technical difficulties or failures;

•                  labor disputes;

•                  late delivery of raw materials;

•                  inability of our customers to take delivery of products or their rejection of delivery of products;

•                  changes in the price and availability of transportation; and

•                  our ability to borrow funds and access capital markets.

All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements.

Readers are cautioned not to place undue reliance on forward-looking statements and we undertake no obligation to update or revise any such statements after the date they are made, whether as a result of new information, future events or otherwise.

GLOSSARY OF TERMS

biomass: any organic biological material, derived from living organisms, that stores energy from the sun.

C&F: cost and freight.

CIF: Cost, Insurance and Freight. Where a contract for the sale of goods contains CIF shipping terms, the seller is obligated to pay the costs and freight necessary to bring the goods to the named port of destination, but title and risk of loss are transferred from the seller to the buyer when the goods pass the ship’s rail in the port of shipment.

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

FIFO: first in, first out method of valuing inventory.

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

off-take contract: an agreement between a producer of a resource and a buyer of a resource to purchase a certain volume of the producer’s future production.

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

PART I — FINANCIAL INFORMATION

Item 1.                                 Financial Statements (unaudited)

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30, 2015	December 31, 2014
		(Predecessor)
Assets
Current assets:
Cash and cash equivalents	$75,157	$592
Accounts receivable, net of allowance for doubtful accounts of $0 in 2015 and $61 in 2014	44,464	21,998
Related party receivable	652	—
Inventories	25,366	18,064
Restricted cash	—	11,640
Deferred issuance costs	—	4,052
Prepaid expenses and other current assets	2,808	1,734
Total current assets	148,447	58,080
Property, plant and equipment, net of accumulated depreciation of $49.1 million in 2015 and $40.9 million in 2014	321,639	316,259
Intangible assets, net of accumulated amortization of $6.9 million in 2015 and $1.0 million in 2014	3,505	722
Goodwill	85,615	4,879
Debt issuance costs, net of accumulated amortization of $0.5 million in 2015 and $3.0 million in 2014	4,705	3,594
Other long-term assets	519	955
Total assets	$564,430	$384,489
Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$8,975	$4,013
Related party payable	5,459	2,354
Accrued and other current liabilities	16,399	8,159
Deferred revenue	575	60
Current portion of interest payable	—	73
Current portion of long-term debt and capital lease obligations	3,072	10,237
Total current liabilities	34,480	24,896
Long-term debt and capital lease obligations	173,767	83,838
Other long-term liabilities	1,176	1,227
Total liabilities	209,423	109,961
Commitments and contingencies
Partners’ capital:
Predecessor equity	—	271,495
General partner interest	—	—
Limited partner interests, 23.8 million units outstanding	352,004	—
Total Enviva Partners, LP partners’ capital	352,004	271,495
Noncontrolling partners’ interests	3,003	3,033
Total partners’ capital	355,007	274,528
Total liabilities and partners’ capital	$564,430	$384,489

See accompanying notes to unaudited condensed consolidated financial statements

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
		(Predecessor)		(Predecessor)
Product sales	$115,081	$75,186	$335,857	$208,332
Other revenue	1,507	924	4,704	2,827
Net revenue	116,588	76,110	340,561	211,159
Cost of goods sold, excluding depreciation and amortization	96,238	63,277	279,858	184,887
Depreciation and amortization	6,294	4,767	21,587	14,308
Total cost of goods sold	102,532	68,044	301,445	199,195
Gross margin	14,056	8,066	39,116	11,964
General and administrative expenses	4,779	2,837	13,176	7,399
Income from operations	9,277	5,229	25,940	4,565
Other income (expense):
Interest expense	(2,887)	(2,124)	(7,576)	(6,619)
Related party interest expense	—	—	(1,097)	—
Early retirement of debt obligation	—	—	(4,699)	(73)
Other income	9	4	24	16
Total other expense, net	(2,878)	(2,120)	(13,348)	(6,676)
Income (loss) before income tax expense	6,399	3,109	12,592	(2,111)
Income tax expense	1	4	2,657	12
Net income (loss)	6,398	3,105	9,935	(2,123)
Less net loss attributable to noncontrolling partners’ interests	14	19	30	61
Net income (loss) attributable to Enviva Partners, LP	$6,412	$3,124	$9,965	$(2,062)
Less: Predecessor loss to May 4, 2015 (prior to IPO)			$(2,132)
Enviva Partners, LP partners’ interest in net income from May 4, 2015 to September 30, 2015			$12,097
Net income per common unit:
Basic	$0.27		$0.51
Diluted	$0.27		$0.50

Net income per subordinated unit:
Basic	$0.27		$0.51
Diluted	$0.27		$0.50

Weighted average number of limited partner units outstanding:
Common — basic	11,906		11,906
Common — diluted	12,193		12,179
Subordinated — basic and diluted	11,905		11,905
Distribution declared per limited partner unit for respective periods	$0.4400		$0.7030

See accompanying notes to unaudited condensed consolidated financial statements

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Partners’ Capital

(In thousands)

(Unaudited)

		General Partner -	Partners’ Capital
	Net Parent	Incentive Distribution	Common Units – Public		Common Units - Sponsor		Subordinated Units - Sponsor		Non- controlling	Total Partners’
	Investment	Rights	Units	Amount	Units	Amount	Units	Amount	Interest	Capital
Balance as of December 31, 2014	$271,495	$—	—	$—	—	$—	—	$—	$3,033	$274,528
Conveyance of Enviva Pellets Southampton, LLC to Hancock JV	(91,696)	—	—	—	—	—	—	—	—	(91,696)
Contribution of Enviva Cottondale Acquisition II, LLC	132,765	—	—	—	—	—	—	—	—	132,765
Distribution to sponsor	(4,152)	—	—	—	—	—	—	—	—	(4,152)
Expenses incurred by sponsor	3,088	—	—	—	—	—	—	—	—	3,088
Net income from January 1, 2015 to May 4, 2015 (prior to IPO)	(2,132)	—	—	—	—	—	—	—	(9)	(2,141)
Balance as of May 4, 2015 (prior to IPO)	309,368	—	—	—	—	—	—	—	3,024	312,392
Net proceeds from initial public offering, net of deferred IPO costs	—	—	11,500	209,065	—	—	—	—	—	209,065
Distribution to sponsor	(172,550)	—	—	—	—	—	—	—	—	(172,550)
Allocation of net Parent investment to sponsor	(136,818)	—	—	—	405	4,503	11,905	132,315	—	—
Issuance of common units under Long-Term Incentive Plan	—	—	1	—	—	—	—	—	—	—
Cash distribution, phantom units and distribution equivalent rights	—	—	—	(3,101)	—	(107)	—	(3,131)	—	(6,339)
Unit-based compensation	—	—	—	363	—	—	—	—	—	363
Net income - May 5, 2015 through September 30, 2015	—	—	—	5,843	—	206	—	6,048	(21)	12,076
Partners’ Capital, September 30, 2015	$—	$—	11,501	$212,170	405	$4,602	11,905	$135,232	$3,003	$355,007

See accompanying notes to unaudited condensed consolidated financial statements

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
		(Predecessor)
Net income (loss)	$9,935	$(2,123)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,621	14,335
Amortization of debt issuance costs and original issue discount	1,229	1,516
General and administrative expense incurred by Enviva Holdings, LP	475	—
Allocation of income tax expense from Enviva Cottondale Acquisition I, LLC	2,663	—
Early retirement of debt obligation	4,699	73
Unit-based compensation expense	363	2
Other operating	(74)	46
Change in operating assets and liabilities:
Accounts receivable	(9,954)	(4,454)
Prepaid expenses and other assets	(757)	2,331
Inventories	(4,985)	3,833
Other long-term assets	494	268
Accounts payable, accrued liabilities and other current liabilities	13,405	5,541
Accrued interest	33	(286)
Deferred revenue	515	(536)
Other long-term liabilities	—	384
Net cash provided by operating activities	39,662	20,930
Cash flows from investing activities:
Purchases of property, plant and equipment	(4,129)	(13,860)
Restricted cash	—	43
Payment of acquisition related costs	(3,573)	—
Proceeds from the sale of equipment	277	25
Net cash used in investing activities	(7,425)	(13,792)
Cash flows from financing activities:
Principal payments on debt and capital lease obligations	(183,183)	(40,117)
Cash paid related to debt issuance costs	(5,123)	—
Termination payment for interest rate swap derivatives	(146)	—
Release of cash restricted for debt service	11,640	—
Cash restricted for debt service	—	(4,600)
IPO proceeds, net	215,050	—
Cash distribution to sponsor	(176,702)	—
Cash paid for deferred IPO costs	(1,790)	—
Cash distribution to unitholders	(6,159)	—
Proceeds from contributions from sponsor	10,236	—
Proceeds from debt issuance	178,505	37,000
Net cash provided by (used in) financing activities	42,328	(7,717)
Net increase (decrease) in cash and cash equivalents	74,565	(579)
Cash and cash equivalents, beginning of period	592	3,558
Cash and cash equivalents, end of period	$75,157	$2,979

See accompanying notes to unaudited condensed consolidated financial statements

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
		(Predecessor)
Non-cash investing and financing activities:
The Partnership acquired property, plant and equipment in non-cash transactions as follows:
Property, plant and equipment acquired and included in accounts payable and accrued liabilities	$1,431	$327
Property, plant and equipment acquired and included in other assets as notes receivable	—	175
Property, plant and equipment acquired under capital leases	—	290
Property, plant and equipment acquired under notes payable	39	—
Property, plant and equipment transferred from prepaid expenses	173	—
Property, plant and equipment transferred from inventory	146	—
Contribution of Enviva Pellets Cottondale, LLC non-cash net assets	122,529	—
Application of deferred IPO costs to partners’ capital	5,913	—
IPO costs included in accounts payable and accrued liabilities	21	—
Distributions included in liabilities	179	—
Debt issuance costs included in accrued liabilities	66	—
Conveyance of Enviva Pellets Southampton, LLC to Hancock JV	91,696	—
Distribution of Enviva Pellets Cottondale, LLC assets to sponsor	354	—
Non-cash adjustments to financed insurance and prepaid expenses	105	—
Gain on disposal included in receivables	8	—
Financed insurance	—	2,157
Depreciation capitalized to inventories	409	242
Early retirement of debt obligation:
Deposit applied to principal outstanding under promissory note	—	391
Deposit applied to accrued interest under promissory note	—	154
Non-cash capital contributions from sponsor	339	1,083
Supplemental information:
Interest paid	$7,369	$5,181

See accompanying notes to unaudited condensed consolidated financial statements

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except per unit amounts and unless otherwise noted)
(Unaudited)

(1)   Description of Business and Basis of Presentation

Enviva Partners, LP (the “Partnership”) is a Delaware limited partnership formed on November 12, 2013 as a wholly owned subsidiary of Enviva Holdings, LP (the “sponsor”). Through its interests in Enviva, LP (the “Predecessor”) and Enviva GP, LLC, the general partner of the Predecessor, the Partnership supplies utility-grade wood pellets to major power generators under long-term, take-or-pay off-take contracts. The Partnership acquires wood fiber from landowners and other suppliers, dries and processes that fiber into wood pellets at industrial-scale production plants and transports those products to deep-water marine terminals where they are stored and then distributed to customers. Wood pellets are sold principally to Northern European power generators who use them as a substitute fuel for coal in dedicated biomass or co-fired coal power plants.

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

In January 2015, the sponsor acquired Green Circle Bio Energy, Inc. (“Green Circle”), which owned the Cottondale plant. Acquisition I contributed it to the Partnership in April 2015 in exchange for subordinated units in the Partnership. Prior to such contribution, the sponsor converted Green Circle into a Delaware limited liability company and changed the name of the entity to “Enviva Pellets Cottondale, LLC.”

In connection with the closing of the Senior Secured Credit Facilities (as defined below) (see Note 10, Long-Term Debt and Capital Lease Obligations), on April 9, 2015, the Partnership, the Predecessor and the sponsor executed a series of transactions that were accounted for as common control transactions and are referred to as the “Reorganization:”

•                  Under a Contribution Agreement, the Predecessor conveyed 100% of the outstanding limited liability company interest in Enviva Pellets Southampton, LLC, which owns a wood pellet production plant in Southampton County, Virginia (the “Southampton plant”), to a joint venture between the sponsor and Hancock Natural Resource Group, Inc. and certain other affiliates of John Hancock Life Insurance Company (the “Hancock JV,” which is consolidated by the sponsor); and

•                  Under a separate Contribution Agreement by and among the sponsor, Enviva MLP Holdco, LLC, Acquisition I, the Predecessor and the Partnership, the parties executed the following transactions:

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

On April 9, 2015, the Partnership also entered into a Master Biomass Purchase and Sale Agreement (the “Biomass Purchase Agreement”) pursuant to which the Hancock JV sells to the Partnership, at a fixed price per metric ton, wood pellets initially sourced from the production at the Southampton plant. The purchased wood pellets from the Hancock JV are sold to the Partnership’s customers under existing off-take contracts.

In connection with the closing of the IPO, under a Contribution Agreement by and among the sponsor, Enviva MLP Holdco, LLC, Acquisition I, the Predecessor and the Partnership, Acquisition II merged into the Partnership and the Partnership contributed its interest in Cottondale to the Predecessor.

The accompanying unaudited interim condensed consolidated financial statements (“interim statements”) of the Partnership have been prepared in connection with the completed IPO of common units representing limited partner interests in the Partnership. The accompanying interim statements include the accounts of the Predecessor and its subsidiaries and were prepared using the Predecessor’s historical basis. Prior to the IPO, certain of the assets and liabilities of the Predecessor were transferred to the Partnership within the sponsor’s consolidated group in a transaction under common control and, as such, the condensed consolidated historical financial statements of the Predecessor are presented as the Partnership’s historical financial statements as we believe they provide a representation of our management’s ability to execute and manage our business plan. As entities under common control, the contributed assets were recorded on the balance sheet at the Predecessor’s historical basis rather than fair value. The financial statements were prepared using the Predecessor’s historical basis in the assets and liabilities, and include all revenues, costs, assets and liabilities attributed to the Predecessor. The financial statements for periods prior to the Reorganization have been recast to reflect the contribution of the sponsor’s interests in the Predecessor and Enviva GP, LLC as if the contributions occurred at the beginning of the periods presented and the contribution of the sponsor’s interests in Acquisition II as if the contribution occurred on January 5, 2015. Enviva Pellets Southampton, LLC is not included in the Partnership’s condensed consolidated financial statements effective April 9, 2015, the date of the Reorganization.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except per unit amounts and unless otherwise noted)
(Unaudited)

The following table outlines the changes in consolidated net assets resulting from the contribution of Acquisition II to the Partnership and the conveyance of Enviva Pellets Southampton, LLC to the Hancock JV:

	Enviva Pellets Southampton, LLC	Acquisition II	Total
Assets:
Cash	$—	$10,236	$10,236
Accounts receivable	(12)	13,457	13,445
Inventories	(4,040)	6,095	2,055
Prepaid expenses and other current assets	(130)	507	377
Property, plant and equipment, net	(91,537)	108,736	17,199
Intangibles, net	—	8,700	8,700
Goodwill	—	80,736	80,736
Other assets	—	58	58
Total assets	(95,719)	228,525	132,806
Liabilities:
Accounts payable	(536)	3,597	3,061
Accrued liabilities	(2,362)	4,849	2,487
Long-term debt and capital leases	(1,076)	87,314	86,238
Other liabilities	(49)	—	(49)
Total liabilities	(4,023)	95,760	91,737
Net assets contributed to Partnership	$(91,696)	$132,765	$41,069

The following is a reconciliation of the Predecessor’s partners’ capital as of December 31, 2014 and total net assets contributed to the Partnership prior to the May 4, 2015 IPO:

Predecessor’s partners’ capital — December 31, 2014	$274,528
Conveyance of Enviva Pellets Southampton, LLC to Hancock JV	(91,696)
Distribution of cash to sponsor	(4,152)
Contribution of Acquisition II	132,765
Expenses incurred by sponsor	3,088
Net loss January 1, 2015 to May 4, 2015 (prior to IPO) attributable to Predecessor	(2,132)
Net loss January 1, 2015 to May 4, 2015 (prior to IPO) attributable to noncontrolling partners’ interest	(9)
Predecessor’s partners’ capital — May 4, 2015 (prior to IPO)	$312,392

The following summarized unaudited pro forma consolidated income statement information for the nine months ended September 30, 2015 and 2014 assumes that the contribution of the sponsor’s interests in the Predecessor and Enviva GP, LLC occurred on January 1, 2014 and that the contribution of the sponsor’s interests in Acquisition II occurred on January 1, 2014. The summarized unaudited pro forma financial results are prepared for comparative purposes only. The summarized unaudited pro forma financial results may not be indicative of the results that would have occurred if the contributions had been completed as of January 1, 2014 or the results that will be attained in the future.

	Nine Months Ended September 30,
	2015	2014
		(Predecessor)
Net revenue	$340,561	$316,108
Net income	9,935	13,751
Less net loss attributable to noncontrolling partners’ interests	30	61
Net income attributable to Enviva Partners, LP	9,965	13,812
Net income per limited partner unit:
Common — diluted	$0.41
Subordinated — diluted	$0.41

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except per unit amounts and unless otherwise noted)
(Unaudited)

The following table presents the changes to previously reported amounts of the Partnership’s condensed consolidated statement of operations for the three months ended March 31, 2015 included in the Partnership’s quarterly report on Form 10-Q for the quarter ended March 31, 2015 to reflect the contribution of Acquisition II as if it had been contributed on January 5, 2015, the date on which the sponsor acquired Green Circle:

	Three Months Ended March 31, 2015
	As Reported	Acquisition II	Total
Product sales	$70,983	$42,162	$113,145
Other revenue	1,168	—	1,168
Net revenue	72,151	42,162	114,313
Cost of goods sold, excluding depreciation and amortization	64,294	30,106	94,400
Depreciation and amortization	4,658	3,601	8,259
Total cost of goods sold	68,952	33,707	102,659
Gross margin	3,199	8,455	11,654
General and administrative expenses	3,310	460	3,770
(Loss) income from operations	(111)	7,995	7,884
Other income (expense):
Interest expense	(1,916)	(800)	(2,716)
Other income	3	3	6
Total other expense, net	(1,913)	(797)	(2,710)
(Loss) income before income tax expense	(2,024)	7,198	5,174
Income tax expense	—	2,663	2,663
Net (loss) income	(2,024)	4,535	2,511
Less net loss attributable to noncontrolling partners’ interests	8	—	8
Net (loss) income attributable to Enviva Partners, LP	$(2,016)	$4,535	$2,519

The Partnership’s condensed consolidated statement of operations for the nine months ended September 30, 2015 includes income tax expense of $2.7 million related to the activities of the Cottondale plant, from the date of acquisition on January 5, 2015 through April 8, 2015. During this period, Cottondale was a corporate subsidiary of Acquisition II, a wholly-owned corporate subsidiary of Acquisition I, the corporate parent of the consolidated group. On April 7 and 8, 2015, Cottondale and Acquisition II, respectively, converted to limited liability companies. Prior to the contribution of Acquisition II to the Partnership on April 9, 2015, the financial results of Acquisition II and Cottondale were included in the consolidated federal income tax return of the tax paying entity, Acquisition I. As the income tax expense recorded for the period January 5, 2015 through April 9, 2015 related to the time that the Cottondale plant and Acquisition II were corporate subsidiaries of Acquisition I’s consolidated group, the income tax expense is reflected as an equity contribution on the books of Cottondale.

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

The sponsor owns 405,138 common units and all of the Partnership’s subordinated units, representing 51.7% of the Partnership’s limited partner interests. Enviva Partners GP, LLC, the Partnership’s general partner and a wholly-owned subsidiary of the sponsor (the “General Partner”), owns all the outstanding incentive distribution rights (“IDRs”).

(3)         Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Partnership and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Certain amounts for the nine months ended September 30, 2014 have been reclassified to conform to the current presentation.

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

Other Comprehensive Income (Loss)

Comprehensive loss includes net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that, under GAAP, are recorded as an element of partners’ capital but are excluded from net loss. The Partnership had no components of other comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014.

Net Income per Limited Partner Unit

The Partnership computes net income per unit using the two-class method as the Partnership has more than one class of participating securities, including common units, subordinated units, certain equity based-compensation awards and incentive distribution rights. The Partnership bases its calculation of net income per unit on the

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except per unit amounts and unless otherwise noted)

(Unaudited)

weighted-average number of common and subordinated limited partner units outstanding during the period. Diluted net income per unit includes the effects of potentially dilutive time-based and performance-based phantom units on our common units.

The General Partner owns a non-economic interest in the Partnership, which does not entitle it to receive cash distributions, but owns all of the outstanding IDRs as of September 30, 2015. Pursuant to the partnership agreement, IDRs represent the right to receive increasing percentages (ranging from 15% to 50%) of quarterly distributions from operating surplus after the minimum quarterly distribution and certain target distribution levels have been achieved. Net income per unit applicable to limited partners (including the holder of subordinated units) is computed by dividing limited partners’ interest in net income by the weighted-average number of outstanding common and subordinated units.

Income Taxes

The Partnership and sponsor are pass-through entities and are not considered taxable entities for federal income tax purposes. Therefore, there is not a provision for U.S. federal and most state income taxes in the accompanying condensed consolidated financial statements. The Partnership’s net income or loss is allocated to its partners in accordance with the partnership agreement. The partners are taxed individually on their share of the Partnership’s earnings. At September 30, 2015 and December 31, 2014, the Partnership and sponsor did not have any liabilities for uncertain tax position or gross unrecognized tax benefit. Some states impose franchise and capital taxes on the Partnership. Such taxes are not material to the condensed consolidated financial statements and have been included in other income (expense) as incurred. Income tax expense for the nine months ended September 30, 2015 includes expense incurred by Acquisition II prior to being contributed to the Partnership.

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

Revenue Recognition

The Partnership primarily earns revenue by supplying wood pellets to customers under long-term, U.S. dollar-denominated contracts (also referred to as “off-take” contracts). The Partnership refers to the structure of the contracts as “take-or-pay” because they include a firm obligation to take a fixed quantity of product at a stated price and provisions that ensure the Partnership will be made whole in the case of the customer’s failure to accept all or a part of the contracted volumes or for termination by the customer. Each contract defines the annual volume of wood pellets that the customer is required to purchase and the Partnership is required to sell, the fixed price per metric ton for product satisfying a base net calorific value and other technical specifications, and, in some instances, provides for price adjustments for actual product specification and changes in underlying costs. Revenues from the sale of wood pellets are recognized when the goods are shipped, title passes, the sales price to the customer is fixed and collectability is reasonably assured.

Depending on the specific off-take contract, shipping terms are either Cost, Insurance and Freight (“CIF”) or Free on Board (“FOB”). Under a CIF contract, the Partnership procures and pays for shipping costs, which include insurance and all other charges, up to the port of destination for the customer. These costs are included in the price to the customer and, as such, are included in revenue and cost of goods sold. Under a FOB contract, the customer is directly responsible for shipping costs.

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

Cost of Goods Sold

Cost of goods sold includes the costs to produce and deliver wood pellets to customers. Raw material, production and distribution costs associated with delivering wood pellets to the ports and third-party wood pellet purchase costs are capitalized as a component of inventory. Fixed production overhead, including the related depreciation expense, is allocated to inventory based on the normal capacity of the facilities. These costs are reflected in cost of goods sold when inventory is sold. Distribution costs associated with shipping wood pellets to customers and amortization are expensed as incurred. Inventory is recorded using FIFO, which requires the use of judgment and estimates. Given the nature of the inventory, the calculation of cost of goods sold is based on estimates used in the valuation of the FIFO inventory and in determining the specific composition of inventory that is sold to each customer.

The Partnership entered into the Biomass Purchase Agreement pursuant to which the Hancock JV sells certain volumes of wood pellets per month to the Partnership at a fixed price per metric ton. The pellets purchased from the Hancock JV are sold to the Partnership’s customers under existing off-take contracts (see Note 11, Related Party Transactions).

Additionally, the purchase price of acquired customer contracts that were recorded as intangible assets are amortized as deliveries are made during the contract term.

Derivative Instruments

The Predecessor used derivative financial instruments to manage its exposure to fluctuations in interest rates on long-term debt as required per the terms of the Prior Senior Secured Credit Facilities (see Note 10, Long-Term Debt and Capital Lease Obligations). The Partnership does not hold or issue derivative financial instruments for trading or speculative purposes. The Predecessor accounted for the interest rate swaps by recognizing all derivative financial instruments on the condensed consolidated balance sheets at fair value. The Predecessor’s interest rate swap agreements were not designated as hedges; therefore, the gain or loss was recognized in the condensed consolidated statements of operations in interest expense. In connection with the repayment of the Prior Senior Secured Credit Facilities in April 2015 (see Note 10, Long-Term Debt and Capital Lease Obligations), the Predecessor terminated the interest rate swaps and paid a termination fee of $0.1 million. The Partnership does not currently hold any interest rate swaps or derivative financial instruments.

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

The Predecessor and the Partnership primarily incurred debt issuance costs and original issue discount in connection with the Prior Senior Secured Credit Facilities and Senior Secured Credit Facilities, respectively (see Note 10, Long-Term Debt and Capital Lease Obligations). Debt issuance costs, net at September 30, 2015 and December 31, 2014, was $4.7 million and $3.6 million, respectively.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except per unit amounts and unless otherwise noted)

(Unaudited)

Gains or losses on debt extinguishment include any associated unamortized debt issuance costs and original issue discount.

Deferred Issuance Costs

Deferred issuance costs primarily consist of legal, accounting, printing and other fees relating to the IPO. These costs were offset against the proceeds of the IPO. As of September 30, 2015 and December 31, 2014, the Partnership had $0 and $4.1 million of deferred issuance costs, respectively.

Intangible Assets

In April 2015, the sponsor contributed net assets to the Partnership associated with the acquisition of Green Circle in January 2015, which included intangible assets related to favorable customer contracts. The Partnership also recorded payments made to acquire a six-year wood pellet off-take contract with a European utility in 2010 as an intangible asset. These costs are recoverable through the future revenue streams generated from the customer contracts and are closely related to the revenue from the customer contracts. These costs are recorded as an asset and charged to expense as the revenue is recognized. All other costs, such as general and administrative expenses and costs associated with the negotiation of a contract that is not consummated, are charged to expense as incurred.

Intangible assets are evaluated for impairment when events and changes in circumstances indicate the carrying value may not be recoverable. At September 30, 2015, intangible assets included favorable customer contract and an acquired customer contract, and at December 31, 2014, intangible assets included an acquired customer contract. The customer contract intangible assets are amortized as deliveries are completed during the contract terms (see Note 9, Goodwill and Other Intangible Assets).

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

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except per unit amounts and unless otherwise noted)

(Unaudited)

For the years ended December 31, 2014 and 2013, the Predecessor applied the qualitative test and determined that it was more likely than not that the estimated fair value of the reporting unit substantially exceeded the related carrying value, and, accordingly, was not required to apply the two-step impairment test. The Predecessor has not recorded any goodwill impairment for the years ended December 31, 2014 and 2013 (see Note 9, Goodwill and Other Intangible Assets).

Unit-Based Compensation

Employees, consultants and directors of the General Partner and any of its affiliates are eligible to receive awards under the Enviva Partners, LP Long-Term Incentive Plan. For accounting purposes, units granted to employees of the Partnership’s affiliates are treated as if they are distributed by the Partnership. In May, June and July 2015, phantom units in tandem with corresponding distribution equivalent rights were granted to employees of Enviva Management Company, LLC who provide services to the Partnership and to certain non-employee directors of the General Partner. These awards vest subject to the satisfaction of service requirements or the achievement of certain performance goals, following which common units in the Partnership will be delivered to the holder of the phantom units. Affiliate entities recognize compensation expense for the phantom units awarded to their employees and a portion of that expense is allocated to the Partnership (see Note 13, Equity-Based Awards). The Partnership’s outstanding unit-based awards do not have a cash option and are classified as equity on the Partnership’s condensed consolidated balance sheets. The Partnership also recognizes compensation expense for units awarded to non-employee directors.

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

•                                          Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except per unit amounts and unless otherwise noted)

(Unaudited)

Recent and Pending Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, to amend the guidance for amounts that are adjusted in a merger or acquisition. The standard eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement period adjustments that occur in periods after a business combination is consummated. The ASU is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Partnership is in the process of evaluating the impact of adoption on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The standard simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value for entities using the first-in, first-out method of valuing inventory. ASU No. 2015-11 eliminates other measures required by current guidance to determine net realizable value. ASU No. 2015-11 is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years and early adoption is permitted. The Partnership is in the process of evaluating the impact of adoption on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-06, Earnings Per Share (Topic 260)—Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions—a consensus of the FASB Emerging Issues Task Force (EITF). The amendments in ASU No. 2015-06 apply to master limited partnerships subject to the Master Limited Partnerships Subsections of Topic 260 that receive net assets through a dropdown transaction that is accounted for under the Transactions Between Entities Under Common Control Subsections of Subtopic 805-50, Business Combinations—Related Issues. When a general partner transfers, or “drops down,” net assets to a master limited partnership and that transaction is accounted for as a transaction between entities under common control, the statements of operations of the master limited partnership are adjusted retrospectively to reflect the dropdown transaction as if it occurred on the earliest date during which the entities were under common control. The amendments in ASU No. 2015-06 specify that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method also are required. The amendments in ASU No. 2015-06 are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The amendments in ASU No. 2015-06 should be applied retrospectively for all financial statements presented. The Partnership is evaluating the new pronouncement to determine the impact it may have on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Topic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU No. 2015-03 requires the presentation of debt issuance costs in the balance sheet as a reduction from the related debt liability rather than as an asset. The amortization of such costs will continue to be reported as interest expense. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and allows early adoption for financial statements that have not been previously issued. The update requires retrospective application upon adoption. Upon adoption, the Partnership expects to reclassify amounts included as debt issuance costs within total assets on the consolidated balance sheet to a reduction of long-term debt within total liabilities on the consolidated balance sheet for all periods presented. The adoption is not expected to have an impact on the periodic amount amortized.

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

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except per unit amounts and unless otherwise noted)

(Unaudited)

In January 2015, the FASB issued ASU No. 2015-01, Income Statement-Extraordinary and Unusual Items. The new standard eliminates the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU No. 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. The standard is effective for periods beginning after December 15, 2015 and early adoption is permitted. The adoption is not expected to have a material effect on the Partnership’s consolidated financial statements.

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

The Partnership’s primary industrial customers are located in Northern Europe. Three customers accounted for 92% of the Partnership’s product sales during the three months ended September 30, 2015 and 94% during the nine months ended September 30, 2015. Three customers accounted for 100% of the Partnership’s product sales during the three months ended September 30, 2014 and 99% during the nine months ended September 30, 2014.

The Partnership’s cash and cash equivalents are placed in or with various financial institutions. The Partnership has not experienced any losses on such accounts and does not believe it has any significant risk in this area.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except per unit amounts and unless otherwise noted)

(Unaudited)

(5)         Property, Plant and Equipment

Property, plant and equipment consisted of the following at:

	September 30, 2015	December 31, 2014
		(Predecessor)
Land	$12,429	$11,984
Land improvements	29,600	24,899
Buildings	59,686	57,275
Machinery and equipment	263,756	259,186
Vehicles	505	768
Furniture and office equipment	1,711	1,736
	367,687	355,848
Less accumulated depreciation	(49,103)	(40,858)
	318,584	314,990
Construction in progress	3,055	1,269
Total property, plant and equipment, net	$321,639	$316,259

Total depreciation expense was $4.7 million and $15.7 million for the three and nine months ended September 30, 2015, respectively, and $4.7 million and $14.1 million for the three and nine months ended September 30, 2014, respectively.

(6)         Inventories

Inventories consisted of the following at:

	September 30, 2015	December 31, 2014
		(Predecessor)
Raw materials and work-in-process	$5,910	$6,880
Consumable tooling	7,559	6,934
Finished goods	11,897	4,250
Total inventories	$25,366	$18,064

(7)         Derivative Instruments

The Partnership has used interest rate swaps that meet the definition of a derivative instrument to manage changes in interest rates on its variable-rate debt instruments.

The Prior Credit Agreement required the Predecessor to swap a minimum of 50% of the term loan balance outstanding under the Prior Senior Secured Credit Facilities. In connection with the issuance of the Prior Senior Secured Credit Facilities (see Note 10, Long-Term Debt and Capital Lease Obligations), the Predecessor entered into floating-to-fixed interest rate swaps (the Partnership received a floating market rate and paid a fixed interest rate) to manage the interest rate exposure related to the Prior Senior Secured Credit Facilities. All indebtedness outstanding under the Prior Senior Secured Credit Facilities was repaid in full on April 9, 2015, and the related interest rate swaps were terminated.

For the three and nine months ended September 30, 2015, the Partnership recorded $0 and an insignificant amount as interest expense related to the change in fair value of the interest rate swaps. The Partnership recorded insignificant amounts related to the change in the fair value of the interest rate swap agreements for the three and nine months ended September 30, 2014 as interest expense.

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

Interest rate swaps and long-term and short-term debt are classified as Level 2 instruments due to the usage of market prices not quoted on active markets and other observable market data. The carrying amount of Level 2 instruments approximates fair value as of September 30, 2015 and December 31, 2014.

(9)         Goodwill and Other Intangible Assets

Acquired Intangible Assets

Intangible assets consisted of the following at:

		September 30, 2015			December 31, 2014
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Favorable customer contracts	3 years	$8,700	$(5,698)	$3,002	$—	$—	$—
Wood pellet contract	6 years	1,750	(1,247)	503	1,750	(1,028)	722
Total		$10,450	$(6,945)	$3,505	$1,750	$(1,028)	$722

In April 2015, the sponsor contributed net assets to the Partnership associated with the acquisition of Green Circle in January 2015, including intangible assets related to favorable customer contracts. The Partnership also recorded payments made to acquire a six-year wood pellet contract with a European utility in 2010 as an intangible asset. These costs are recoverable through the future revenue streams generated from the customer contracts and are closely related to the revenue from the customer contracts. The Partnership amortizes the customer contract intangible assets as deliveries are completed during the respective contract terms. During the three and nine months ended September 30, 2015, amortization of $1.6 million and $5.9 million, respectively, was included in cost of goods sold in the accompanying condensed consolidated statements of operations. During the three and nine months ended September 30, 2014, amortization of $0.1 million and $0.2 million, respectively, was included in cost of goods sold in the accompanying condensed consolidated statements of operations.

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

As of September 30, 2015, the Partnership had $97.4 million, net of $1.1 million unamortized original issue discount, of outstanding Tranche A-1 advances and $73.9 million, net of $0.7 million unamortized original issue discount, outstanding of Tranche A-2 advances priced at the Eurodollar rate, with an effective rate of 5.1% and 5.25%, respectively.

The Partnership had $5.0 million outstanding under the letter of credit facility as of September 30, 2015. The letters of credit were issued in connection with contracts between the Partnership and third parties, in the ordinary course of business. The amounts required to be secured with letters of credit under these contracts may be adjusted or cancelled based on the specific third-party contract terms. The amounts outstanding as of September 30, 2015 are subject to automatic extensions through the termination dates of the letters of credit facilities. The letters of credit are not cash collateralized and no debt is outstanding as of September 30, 2015. The Partnership pays a fee of 3.75% on the outstanding letters of credit.

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

Pursuant to the Credit Agreement, the Partnership is required to maintain, as of the last day of each fiscal quarter, a ratio of total debt to consolidated EBITDA (“Total Leverage Ratio”), as defined in the Credit Agreement, of not more than a maximum ratio, initially set at 4.25:1.00 and stepping down to 3.75:1.00 during the term of the Credit Agreement; provided that the maximum permitted Total Leverage Ratio will be increased by 0.50:1.00 for the period from the consummation of certain qualifying acquisitions through the end of the second full fiscal quarter thereafter.

As of September 30, 2015, the Partnership was in compliance with all covenants and restrictions associated with, and no events of default existed under, the Credit Agreement. The obligations under the Credit Agreement are guaranteed by certain of the Partnership’s subsidiaries and secured by liens on substantially all assets.

Prior Senior Secured Credit Facilities

In November 2012, the Predecessor entered into a Credit and Guaranty Agreement (the “Prior Credit Agreement”) that provided for a $120.0 million aggregate principal amount of senior secured credit facilities (the “Prior Senior Secured Credit Facilities”). The Prior Senior Secured Credit Facilities consisted of (i) $35.0 million aggregate principal amount of Tranche A advances, (ii) up to $60.0 million aggregate principal amount of delayed draw term commitments, (iii) up to $15.0 million aggregate principal amount of working capital commitments and (iv) up to $10.0 million aggregate principal amount of letter of credit facility commitments. The Prior Senior Secured Credit Facilities were repaid in full, including related accrued interest, in the amount of $82.2 million on April 9, 2015, the date of the closing of the Senior Secured Credit Facilities. The Partnership funded the repayment with a portion of borrowings under the Senior Secured Credit Facilities. For the three and nine months ended September 30, 2015, the Partnership recorded $0 and a $4.7 million loss, respectively, on early retirement of debt obligation related to the repayment. The loss includes a $3.2 million write off of unamortized deferred issuance costs and a $1.5 million write off of unamortized discount. In August 2015, the Partnership cancelled a $4.0 million letter of credit previously issued under the terms of the Prior Senior Secured Credit Facilities. At September 30, 2015, the Partnership had no outstanding letters of credit in connection with the Prior Senior Secured Credit Facilities.

Related Party Notes Payable

In connection with the January 5, 2015 acquisition of Green Circle, the sponsor made a term advance of $36.7 million to Green Circle under a revolving note. The revolving note accrued interest at an annual rate of 4.0%. In connection with the acquisition, the sponsor also advanced its wholly-owned subsidiary, Acquisition II, $50.0 million under a note payable accruing interest at an annual rate of 4.0%. Cottondale repaid $4.8 million of the outstanding principal in March 2015. As a result of the sponsor’s contribution of Acquisition II, which owned Cottondale, to the Partnership on April 9, 2015, the Partnership recorded $81.9 million of outstanding principal and $0.9 million of accrued interest related to these notes.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except per unit amounts and unless otherwise noted)
(Unaudited)

In connection with the closing of the IPO on May 4, 2015, the related party notes payable outstanding principal of $81.9 million and accrued interest of $1.1 million were repaid by the Partnership to the sponsor. During the three and nine months ended September 30, 2015, $0 and $1.1 million, respectively, was incurred as related party interest expense.

Long-term debt, at carrying value which approximates fair value, and capital lease obligations consisted of the following:

	September 30, 2015	December 31, 2014
		(Predecessor)
	(unaudited)
Senior Secured Credit Facilities, Tranche A-1 Advances, net of unamortized discount of $1.1 million as of September 30, 2015, with quarterly interest payments beginning June 30, 2015 at a Eurodollar Rate of 5.10% at September 30, 2015. A principal payment of $0.5 million is due quarterly through March 2017, $0.7 million is due quarterly June 2017 through March 2018, $1.2 million is due quarterly June 2018 through December 2019, and the final payment of $83.8 million is due on the April 9, 2020 maturity date	$97,379	$—
Senior Secured Credit Facilities, Tranche A-2 Advances, net of unamortized discount of $0.7 million as of September 30, 2015, with quarterly interest payments beginning June 30, 2015 at a Eurodollar Rate of 5.25% at September 30, 2015. A principal payment of $0.2 million is due quarterly through December 2019, and the final payment of $71.4 million is due on the April 9, 2020 maturity date	73,946	—
Prior Senior Secured Credit Facilities, Tranche A Advances, net of unamortized discount of $1.6 million as of December 31, 2014, with quarterly interest payments	—	29,718
Prior Senior Secured Credit Facilities, delayed draw term commitments with elected quarterly interest payments beginning the first quarter following the day that the cash was drawn	—	57,000
Enviva Pellets Wiggins construction loan, with monthly principal and interest (at an annual rate of 6.35%) payments of $32.9 and a lump sum payment of $2.4 million due on the October 18, 2016 maturity date	2,603	2,770
Enviva Pellets Wiggins working capital line, with monthly principal and interest (at an annual rate of 6.35%) payments of $10.3 and a lump sum payment of $743.3 due on the October 18, 2016 maturity date	813	864
Enviva Pellets Amory note, with principal and accrued interest (at an annual rate of 6.0%) due on the August 4, 2017 maturity date	2,000	2,000
Enviva Pellets Southampton promissory note, with principal and interest in the amount of $0.9 million that was due on the June 8, 2017 maturity date. Present value for 3 years at an annual rate of 7.6%	—	729
Other loans	40	419
Capital leases	58	575
Total long-term debt and capital lease obligations	176,839	94,075
Less current portion of long-term debt and capital lease obligations	(3,072)	(10,237)
Long-term debt and capital lease obligations, excluding current installments	$173,767	$83,838

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except per unit amounts and unless otherwise noted)
(Unaudited)

The aggregate maturities of long-term debt and capital lease obligations are as follows:

Year Ending December 31:
2015	$666
2016	5,708
2017	3,117
2018	6,850
2019	5,335
Thereafter	155,163
Total long-term debt and capital lease obligations	$176,839

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

During the three and nine months ended September 30, 2015, the Partnership incurred $9.3 million and $21.7 million, respectively, related to the MSA. Of these amounts, during the three and nine months ended September 30, 2015, $4.9 million and $11.0 million, respectively, is included in cost of goods sold and $3.3 million and $9.6 million, respectively, is included in general and administrative expenses on the condensed consolidated statement of operations. At September 30, 2015, $1.1 million of amounts incurred under the MSA is included in finished goods inventory.

Prior Management Services Agreement

On November 9, 2012, the Predecessor entered into a six-year management services agreement (the “Prior MSA”) with Enviva Holdings, LP (the “Service Provider”) to provide the Predecessor with general administrative and management services and other similar services (the “Prior Services”). Under the Prior MSA, the Predecessor incurred the following costs:

•                  A maximum annual fee in the amount of $7.2 million may be charged by the Service Provider. Under the Prior MSA, during the three and nine months ended September 30, 2015, the Predecessor incurred $0 and $2.2 million, respectively, and during the three and nine months ended September 30, 2014, the Predecessor incurred $1.9 million and $4.8 million, respectively, for the annual fee to the Service Provider. These amounts are included in general and administrative expenses on the condensed consolidated statement of operations.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except per unit amounts and unless otherwise noted)
(Unaudited)

•                  The Predecessor reimbursed the Service Provider for all direct or indirect costs and expenses incurred by, or chargeable to, the Service Provider in connection with the Prior Services. This included (1) the portion of the salary and benefits of employees engaged in providing the Prior Services reasonably allocable to the provision of the Prior Services, excluding those included in the annual fee, (2) the charges and expenses of any third party retained by the Service Provider to provide any portion of the Prior Services and (3) office rent and expenses and other overhead costs of the Service Provider incurred in connection with, or reasonably allocable to, providing the Prior Services (collectively, “Reimbursable Expenses”). During the three and nine months ended September 30, 2015, the Predecessor incurred $0 and $0.8 million, respectively, of Reimbursable Expenses to the Service Provider which are included in general and administrative expenses and an insignificant amount is included in cost of goods sold on the condensed consolidated statements of operations. During the three months ended September 30, 2014, the Predecessor incurred $0.6 million of Reimbursable Expenses to the Service Provider of which $0.5 million is included in general and administrative expenses and $0.1 million is included in cost of goods sold. During the nine months ended September 30, 2014, the Predecessor incurred $2.0 million of Reimbursable Expenses to the Service Provider of which $1.6 million is included in general and administrative expenses and $0.4 million is included in cost of goods sold.

As of September 30, 2015, $2.8 million is included in related party payable related to the MSA, and as of December 31, 2014, the Predecessor had $2.4 million included in related party payable related to the Prior MSA.

During the three and nine months ended September 30, 2015, the Partnership capitalized deferred issuance costs that were paid by the Service Provider of $0 million and $0.9 million, respectively, and during the three and nine months ended September 30, 2014, $0.2 million and $1.0 million, respectively. These costs, which consist of direct incremental legal and professional accounting fees related to the IPO, were recognized as an offset against proceeds upon the consummation of the IPO.

During the three and nine months ended September 30, 2015, the Predecessor recorded $0 and $0.5 million, respectively, of general and administrative expenses that were incurred by the Service Provider and recorded as a capital contribution. The Predecessor did not record any general and administrative expenses that were incurred by the Service Provider during the three and nine months ended September 30, 2014. The Prior MSA automatically terminated upon the execution of the MSA.

Biomass Purchase and Terminal Services Agreements

In April 2015, the Partnership entered into the Biomass Purchase Agreement pursuant to which the Hancock JV sells to the Partnership, at a fixed price per metric ton, certain volumes of wood pellets per month through August 2017. The Partnership sells the wood pellets purchased from the Hancock JV to customers under the Partnership’s existing off-take contracts. During the three and nine months ended September 30, 2015, $19.2 million and $35.9 million, respectively, of wood pellets were purchased from the Hancock JV of which $18.3 million and $34.7 million, respectively, is reflected in cost of goods sold and $1.2 million in inventories as finished goods at September 30, 2015. The Partnership also entered into a terminal services agreement pursuant to which the Partnership provides terminal services at the Chesapeake port for the production from the Hancock JV that is not sold to the Partnership under the Biomass Purchase Agreement. During the three and nine months ended September 30, 2015, the Partnership purchased all wood pellets produced by the Hancock JV and therefore no terminal service fees were recorded. At September 30, 2015, related party payables include $2.4 million related to the wood pellets purchased from the Hancock JV.

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

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except per unit amounts and unless otherwise noted)
(Unaudited)

(12)  Partners’ Capital

In connection with the closing of the IPO, the Partnership recapitalized the outstanding limited partner interests held by the sponsor into 405,138 common units and 11,905,138 subordinated units representing a 51.7% ownership interest in the Partnership as of the closing of the IPO. In addition, the sponsor is the owner of our General Partner and the General Partner holds the incentive distribution rights.

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

Cash Distributions

The partnership agreement sets forth the calculation to be used to determine the amount of cash distributions that our common and subordinated unitholders and sponsor will receive.

On July 29, 2015, the Partnership declared the first cash distribution totaling $6.3 million, or $0.2630 per unit. The distribution was calculated based on the minimum quarterly distribution of $0.4125, prorated for the period from May 4, 2015 to June 30, 2015. This distribution was paid on August 31, 2015 to unitholders of record on August 14, 2015. On October 28, 2015, the Partnership declared a cash distribution of $10.5 million, or $0.4400 per unit. The distribution will be paid on November 27, 2015 to unitholders of record as of the close of business on November 17, 2015. No distributions have been declared for the holders of incentive distribution rights.

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

On May 4, 2015, the Board granted 227,253 phantom units in tandem with corresponding DERs to employees of the Provider who provide services to the Partnership (the “Affiliate Grants”), and 14,112 phantom units in tandem with corresponding DERs to certain non-employee directors of the General Partner (the “Director Grants”). On June 3, 2015, the Board granted additional Affiliate Grants consisting of 27,141 phantom units in tandem with corresponding DERs. On July 29, 2015, the Board granted additional Affiliate Grants consisting of 27,760 phantom units in tandem with corresponding DERs. The phantom units and corresponding DERs are subject to certain vesting and forfeiture provisions. Award recipients do not have all the rights of a unitholder with respect to the phantom units until the phantom units have vested and been settled. Awards of the phantom units are settled in common units within 60 days after the applicable vesting date. If a phantom unit award recipient experiences a termination of service under certain circumstances set forth in the applicable award agreement, the unvested phantom units and corresponding DERs are forfeited.

The Director Grants have an aggregate grant date fair value of $0.3 million and vest on the first anniversary of the grant date. For the three and nine months ended September 30, 2015, the Partnership recorded an insignificant amount of compensation expense with respect to the Director Grants. As of September 30, 2015, the unrecognized unit-based compensation expense for the Director Grants is insignificant.

Of the total Affiliate Grants, 200,351 phantom units vest on the third anniversary of the grant date and 81,803 phantom units vest on the achievement of specific performance milestones. The fair value of the Affiliate Grants was $5.8 million based on the market price per unit on the date of grant. These units are accounted for as if they are distributed by the Partnership. The fair value of Affiliate grants is remeasured by the provider at each reporting period until the award is settled. Compensation cost recorded each period will vary based on the change in the award’s fair value. For awards with performance goals, the expense is accrued only if the performance goals are considered to be probable of occurring. The Provider recognizes unit-based compensation expense for the units awarded and a portion of that expense is allocated to the Partnership. The Provider allocates unit-based compensation expense to the Partnership in the same manner as other corporate expenses. The Partnership’s portion of the unit-based compensation expense is included in general and administrative expenses. During both the three and nine months ended September 30, 2015, the Partnership recognized an insignificant amount and $0.2 million, respectively, of general and administrative expense associated with these awards.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except per unit amounts and unless otherwise noted)
(Unaudited)

The following table summarizes information regarding phantom unit awards for the periods presented:

	Number of Units	Weighted- Average Grant Date Fair Value per Unit (1)
Phantom units outstanding at December 31, 2014	—	$—
Granted	296,266	$20.58
Phantom units outstanding at September 30, 2015	296,266	$20.58

(1)         Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.

The DERs associated with the Director Grants and the Affiliate Grants entitle the recipients to receive payments equal to any distributions made by the Partnership to the holders of common units within 60 days following the record date for such distributions. The DERs associated with the performance-based Affiliate Grants will remain outstanding and unpaid from the grant date until the earlier of the settlement or forfeiture of the related phantom units. Distributions related to DERs for the three and nine months ended September 30, 2015 were not significant.

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

The table below shows the weighted-average common units outstanding used to compute net income (loss) per common unit for the three and nine months ended September 30, 2015.

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Weighted average limited partner common units—basic	11,905,739	11,905,509
Dilutive effect of unvested phantom units	287,516	273,848
Weighted average limited partner common units—diluted	12,193,255	12,179,357

Item 2.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report to the “Predecessor,” “our Predecessor,” “we,” “our,” “us” or like terms for periods prior to April 9, 2015 refer to Enviva, LP and its subsidiaries (other than Enviva Pellets Cottondale, LLC (“Cottondale”)). References to the “Partnership,” “we,” “our,” “us” or like terms for periods on and after April 9, 2015 refer to Enviva Partners, LP and its subsidiaries. References to “our sponsor” refer to Enviva Holdings, LP, together with its wholly-owned subsidiaries Enviva MLP Holdco, LLC and Enviva Development Holdings, LLC. References to “our General Partner” refer to Enviva Partners GP, LLC, a wholly-owned subsidiary of Enviva Holdings, LP. References to “Enviva Management” refer to Enviva Management Company, LLC, an entity wholly-owned by Enviva Holdings, LP and its affiliates, and references to “our employees” refer to the employees of Enviva Management. References to the “Hancock JV” refer to Enviva Wilmington Holdings, LLC, a joint venture between our sponsor, Hancock Natural Resource Group, Inc. and certain other affiliates of John Hancock Life Insurance Company. Our sponsor consolidates the Hancock JV.

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

Basis of Presentation

The following discussion of our historical performance and financial condition is derived from our Predecessor’s unaudited condensed consolidated financial statements and the unaudited condensed consolidated financial statements of Enviva Pellets Cottondale, LLC. On April 9, 2015, the Partnership, the Predecessor and our sponsor executed a series of transactions that were accounted for as common control transactions (the “Reorganization”). On April 9, 2015, our sponsor contributed some but not all of our Predecessor’s assets and liabilities to us. Specifically, our sponsor’s interest in Enviva Pellets Southampton, LLC was excluded from the April 9, 2015 contribution as it was distributed to a consolidated entity of the sponsor (the “Hancock JV”) on April 9, 2015. Accordingly, the condensed consolidated financial results for the three- and nine-month periods ended September 30, 2014 discussed below include capital expenditures and other costs related to certain assets that were not contributed to us in connection with the IPO. Additionally, our sponsor contributed its interest in Cottondale, which owns a 650,000 metric ton per year (“MTPY”) wood pellet production plant in Cottondale, Florida (the “Cottondale plant”), to us on April 9, 2015. Because entities that were contributed by or distributed to our sponsor are considered entities under common control, we have recorded them at historical cost. The condensed consolidated financial statements for periods prior to the IPO are the results of our Predecessor and its subsidiaries and include all revenues, costs, assets and liabilities attributed to our Predecessor after the elimination of all intercompany accounts and transactions. The condensed consolidated financial statements for the period after the IPO pertain to our operations. Our condensed consolidated financial statements for periods prior to April 9, 2015 have been recast to reflect the contribution of our sponsor’s interest in our Predecessor and Enviva GP, LLC as if the contributions occurred at the beginning of the periods presented and in Enviva Cottondale Acquisition II, LLC (“Acquisition II”) as if the contribution occurred on January 5, 2015, which is the date on which our sponsor acquired Green Circle Bio Energy, Inc., (“Green Circle”), which owned the Cottondale plant.

Business Overview

We own and operate five production plants in the Southeastern U.S. that have a combined wood pellet production capacity of 1.7 million MTPY. We also own a dry-bulk, deep-water marine terminal at the Port of Chesapeake (the “Chesapeake terminal”). Under our existing off-take contracts, we are required through 2016 to deliver wood pellet quantities approximately equal to all of the production capacity of our production plants plus the wood pellets we purchase from the Hancock JV. From 2017 through 2021, our contracted quantities are more than half of the production capacity of our production plants. Our off-take contracts provide for sales of 2.3 million MT of wood pellets in 2015 and have a weighted average remaining term of 5.4 years from October 1, 2015. We intend to expand our business by taking advantage of the growing demand for our products that is driven by the conversion of coal-fired power generation and combined heat and power plants to co-fired or dedicated biomass-fired plants, principally in Northern Europe and, increasingly, in South Korea and Japan.

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

•                  On April 9, 2015, our Predecessor distributed its interest in Enviva Pellets Southampton, LLC to the Hancock JV;

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

Adjusted EBITDA

We view adjusted EBITDA as an important indicator of performance. We define adjusted EBITDA as net income or loss excluding depreciation and amortization, interest expense, taxes, early retirement of debt obligation, non-cash unit compensation expense, asset impairments and disposals and certain items of income or loss that we characterize as unrepresentative of our operations. Adjusted EBITDA is a supplemental measure used by our management and other users of our financial statements, such as investors, commercial banks and research analysts, to assess the financial performance of our assets without regard to financing methods or capital structure.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
		(Predecessor)		(Predecessor)
	(in thousands, except per metric ton)
Reconciliation of gross margin to adjusted gross margin per metric ton:
Metric tons sold	602	397	1,746	1,094
Gross margin	$14,056	$8,066	$39,116	$11,964
Depreciation and amortization (1)	6,294	4,767	21,587	14,308
Adjusted gross margin	$20,350	$12,833	$60,703	$26,272
Adjusted gross margin per metric ton	$33.80	$32.32	$34.77	$24.01

(1)         Excludes depreciation of office furniture and equipment. Such amount is included in general and administrative expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
		(Predecessor)		(Predecessor)
	(in thousands)
Reconciliation of distributable cash flow and adjusted EBITDA to net income (loss):
Net income (loss)	$6,398	$3,105	$9,935	$(2,123)
Add:
Depreciation and amortization	6,306	4,777	21,621	14,335
Interest expense	2,887	2,124	8,673	6,619
Early retirement of debt obligation	—	—	4,699	73
Purchase accounting adjustment to inventory	—	—	697	—
Non-cash unit compensation expense	180	1	363	2
Income tax expense	1	4	2,657	12
Asset impairments and disposals	(127)	—	(100)	62
Acquisition transaction expenses	257	—	257	—
Adjusted EBITDA	$15,902	$10,011	$48,802	$18,980
Less:
Interest expense net of amortization of debt issuance costs and original issue discount	2,532	1,619	7,444	5,103
Maintenance capital expenditures	735	184	2,342	184
Distributable cash flow	$12,635	$8,208	$39,016	$13,693

Factors Impacting Comparability of Our Financial Results

Our future results of operations and cash flows may not be comparable to our historical consolidated results of operations and cash flows, principally for the following reasons:

Our sponsor contributed its interest in Enviva Pellets Cottondale, LLC to us on April 9, 2015. On January 5, 2015, our sponsor acquired Green Circle, which owned the Cottondale plant. Our sponsor converted the entity into a Delaware limited liability company, changed the name of the entity to Cottondale and, on April 9, 2015, contributed its interests in Cottondale. On May 4, 2015, we contributed our interests in Cottondale to Enviva, LP. Our condensed consolidated financial statements have been recast to reflect the contribution of our sponsor’s interest in Cottondale as if the contributions occurred on the January 5, 2015 acquisition date. The three and nine months ended September 30, 2014 do not include revenues or operating costs for the Cottondale plant.

Our Predecessor distributed Enviva Pellets Southampton, LLC to the Hancock JV on April 9, 2015. Prior to April 9, 2015, our Predecessor owned Enviva Pellets Southampton, LLC, which owns a 510,000 MTPY production plant located in Southampton County, Virginia (the “Southampton plant”). On April 9, 2015, our Predecessor conveyed its interest in Enviva Pellets Southampton, LLC to the Hancock JV, and we entered into a Master Biomass Purchase and Sale Agreement (the “Biomass Purchase Agreement”) pursuant to which the Hancock JV sells to us, at a fixed price per metric ton, wood pellets initially sourced from the production at the Southampton plant. As a result, our condensed consolidated financial statements for the periods following April 9, 2015 do not include operating costs for the Southampton plant.

We entered into the Senior Secured Credit Facilities and repaid all amounts outstanding under the Prior Senior Secured Credit Facilities. On April 9, 2015, we entered into a Credit Agreement (the “Credit Agreement”) for an aggregate $199.5 million senior secured credit facilities (the “Senior Secured Credit Facilities”) comprised of $99.5 million of Tranche A-1 advances, $75.0 million of Tranche A-2 advances and $25.0 million of revolving credit commitments of which $82.2 million was used to repay all amounts outstanding under the Prior Senior Secured Credit Facilities (as defined below). As a result, our condensed consolidated financial statements for periods following April 9, 2015 reflect the outstanding debt and interest expense related to the Credit Agreement.

Revenue and costs for deliveries to customers can vary significantly between periods depending upon the specific shipment and reimbursement for expenses, including the then-current cost of fuel. Depending on the specific off-take contract, shipping terms are either Cost, Insurance and Freight (“CIF”) or Free on Board (“FOB”). Under a CIF contract, we procure and pay for shipping costs, which include insurance and all other charges, up to the port of destination for the customer. These costs are included in the price to the customer and, as such, are included in revenue and cost of goods sold. Under a FOB contract, the customer is directly responsible for shipping costs. We have one FOB contract in connection with which we have subsequently executed an annual shipping contract for a portion of the volume, creating financial and operating obligations and economics similar to a “Cost and Freight” (“C&F”) contract. Our customer shipping terms, as well as the timing and size of shipments during the year, can result in material fluctuations in our revenue recognition between periods, but these terms generally have little impact on gross margin.

We incur additional general and administrative expenses as a publicly traded limited partnership that we have not previously incurred. We estimate we will incur, on an annual basis, approximately $3.0 million in additional general and administrative expenses as a publicly traded limited partnership that we have not previously incurred, including costs associated with compliance under the Securities Exchange Act of 1934, preparation and distribution of annual and quarterly reports, tax returns and Schedule K-1s to our unitholders, investor relations, registrar and transfer agent fees, audit fees, incremental director and officer liability insurance costs and director and officer compensation. Actual costs could differ significantly from our estimate.

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

Depending on the specific off-take contract, shipping terms are either CIF or FOB. Under a CIF contract, we procure and pay for shipping costs, which include insurance and all other charges, up to the port of destination for the customer. These costs are included in the price to the customer and, as such, are included in revenue and cost of goods sold. Under an FOB contract, the customer is directly responsible for shipping costs. We have one FOB contract where we have executed an annual shipping contract for a portion of the annual volume, creating economics similar to a C&F contract. Our customer shipping terms, as well as the timing and size of shipments during the year, can result in material fluctuations in our revenue recognition between periods but generally have little impact on gross margin.

The majority of the wood pellets we supply to our customers are produced at our production plants. In addition, we have entered into the Biomass Purchase Agreement, effective April 2015 through May 2016, pursuant to which the Hancock JV sells to us certain production volumes from the Southampton plant at a fixed price upon delivery to our Chesapeake terminal. We also fulfill our contractual commitments and take advantage of dislocations in market supply and demand by purchasing shipments from third parties and reselling them in back-to-back transactions. In transactions where title and risk of loss are immediately transferred to the ultimate purchaser, revenue is recorded net of costs paid to the third-party supplier. This revenue is included in “Other revenue.”

In some instances, a customer may request to cancel, defer or accelerate a shipment. Contractually, we will seek to optimize our position by selling or purchasing the subject shipment to or from another party, either within our contracted off-take portfolio or as an independent transaction on the spot market. In most instances, the original customer pays us a fee including reimbursement of any incremental costs, which is included in revenue.

Contracted Backlog

We have entered into off-take contracts with annual delivery requirements that approximate our estimated available production capacity. As of September 30, 2015, we had approximately $1.6 billion of product sales backlog for firm contracted product sales to E.ON UK PL, Drax Power Limited, GDF SUEZ Energy Management Trading and other major power generators. Backlog represents the revenue to be recognized under existing contracts assuming deliveries occur as specified in the contract.

Our expected future product sales revenue under our contracted backlog as of September 30, 2015 is as follows (in millions):

October 1, 2015 - December 31, 2015	$84
Year ending December 31, 2016	366
Year ending December 31, 2017 and thereafter	1,119
Total product sales contracted backlog	$1,569

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

Production costs at our production plants consist of labor, energy, tooling, repairs and maintenance and plant overhead costs. Our off-take contracts include price escalators that mitigate inflationary pressure on certain components of our production costs. In addition to the wood pellets that we produce at our owned and operated production plants, we selectively purchase additional quantities of wood pellets from third-party wood pellet producers. We entered into the Biomass Purchase Agreement pursuant to which the Hancock JV sells certain volumes of wood pellets per month to us, at a fixed price per metric ton. Production costs also include depreciation expense associated with the use of our plants and equipment that increases as assets are placed into service.

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

General and Administrative Expenses

We incurred general and administrative costs related to a Management Services Agreement (the “Prior MSA”) with our sponsor that covered the corporate salary and overhead expenses associated with our business. Under the Prior MSA, we paid an annual fee and reimbursed our sponsor for direct and indirect expenses it incurred on our behalf. Effective April 9, 2015, all of our employees and management became employed by Enviva Management, and we and our General Partner entered into a new management services agreement (the “MSA”) with Enviva Management. The Prior MSA automatically terminated upon the execution of the MSA. Under the MSA, direct and indirect costs and expenses are either directly identifiable or allocated to us. Enviva Management estimates the percentage of employee salary and related benefits, third-party costs, office rent and expenses and any other overhead costs to be provided to us. We are charged for any directly identifiable costs such as goods or services provided to us at our request. We believe the assumptions and allocations were made on a reasonable basis and were the best estimate of the costs that we would have incurred on a stand-alone basis.

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

	Three Months Ended September 30,
	2015	2014	Change
	(Predecessor) (in thousands)
Product sales	$115,081	$75,186	$39,895
Other revenue	1,507	924	583
Net revenue	116,588	76,110	40,478
Cost of goods sold, excluding depreciation and amortization	96,238	63,277	32,961
Depreciation and amortization(1)	6,294	4,767	1,527
Total cost of goods sold	102,532	68,044	34,488
Gross margin	14,056	8,066	5,990
General and administrative expenses	4,779	2,837	1,942
Income from operations	9,277	5,229	4,048
Interest expense	(2,887)	(2,124)	(763)
Other income	9	4	5
Net income before income tax expense	6,399	3,109	3,290
Income tax expense	1	4	(3)
Net income	6,398	3,105	3,293
Less net loss attributable to noncontrolling partners’ interests	14	19	(5)
Net income attributable to Enviva Partners, LP	$6,412	$3,124	$3,288

(1)         Excludes depreciation of office furniture and equipment of $12 and $10 for the three months ended September 30, 2015 and 2014, respectively. Such amounts are included in general and administrative expenses.

Net revenue

Net revenue was $116.6 million and $76.1 million for the three months ended September 30, 2015 and 2014, respectively, and was comprised of product sales and other revenue, which are discussed below.

Product sales

Revenue related to product sales (either produced by us or procured from a third party) increased $39.9 million from $75.2 million for the three months ended September 30, 2014 to $115.1 million for the three months ended September 30, 2015. The increase was primarily a result of increased sales volume. During the three months ended September 30, 2015, we sold approximately 205,000 more MT of wood pellets than during the three months ended September 30, 2014. This increase was primarily due to approximately 129,000 MT of sales under contracts acquired with the Cottondale plant. In addition, the prior year period was negatively affected by a maintenance outage at one of our customer’s plants that resulted in our agreeing to a financial settlement to delay and, in some cases cancel, specific contracted quantities. The higher sales were enabled by higher production from our existing facilities as well as Cottondale plant production. A pricing benefit attributable to the mix of contracts had a modest favorable impact on revenues.

Other revenue

Other revenue increased to $1.5 million for the three months ended September 30, 2015 from $0.9 million for the three months ended September 30, 2014 primarily due to a purchase and sale transaction on behalf of our existing customer base. In these agency-related transactions, we do not bear the risk of loss or take title to the wood pellets purchased from a third party and accordingly the transaction is presented on a net basis. Other revenue is also comprised of terminal services and other professional fees.

Cost of goods sold

Cost of goods sold increased to $102.5 million for the three months ended September 30, 2015 from $68.0 million for the three months ended September 30, 2014. The $34.5 million increase was primarily due to increased wood pellet sales volumes during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Cost of goods sold included depreciation and amortization expenses of $6.3 million and $4.8 million for the three months ended September 30, 2015 and 2014, respectively.

Gross margin

We earned gross margin of $14.1 million and $8.1 million for the three months ended September 30, 2015 and 2014, respectively. The gross margin increase of $6.0 million was primarily attributable to the following:

•                  We sold approximately 602,000 MT of wood pellets during the three months ended September 30, 2015 as compared to approximately 397,000 MT during the corresponding prior year quarter, a 52% increase. The incremental volumes sold accounted for $6.6 million of the gross margin increase.

•                  Favorable pricing on customer contracts during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 added $1.0 million of gross margin. The pricing benefit is attributable to the mix of contracts during the three month period as well as fees earned from a customer who requested modification in delivery schedules for contracted and scheduled shipments.

•                  Lower export shipping costs contributed $1.0 million to gross margin during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The favorable cost position is attributable to the mix of shipping contracts utilized during the quarter.

•                  Increased plant utilization combined with decreased wood fiber costs resulted in a $1.1 million decrease in the cost position of delivered pellets. Also, lower fuel costs resulted in reduced to-port logistics costs for all plants during the three months ended September 30, 2015. The decrease in cost position was offset by the higher per unit cost of wood pellets purchased under the Biomass Purchase Agreement compared to the per unit cost of producing wood pellets at our plants. The pellets purchased under the Biomass Purchase Agreement added $2.4 million of costs during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.

•                  A $1.5 million increase in depreciation and amortization during the three months ended September 30, 2015 as compared to the corresponding prior year period further decreased gross margin. The increase is attributable to depreciation on the Cottondale plant assets and amortization of favorable customer contracts acquired as part of the Cottondale acquisition.

Adjusted gross margin per metric ton

	Three Months Ended September 30,
	2015	2014	Change
		(Predecessor)
	(in thousands except per metric ton)
Reconciliation of gross margin to adjusted gross margin per metric ton:
Metric tons sold	602	397	205
Gross margin	$14,056	$8,066	$5,990
Depreciation and amortization(1)	6,294	4,767	1,527
Adjusted gross margin	$20,350	$12,833	$7,517
Adjusted gross margin per metric ton	$33.80	$32.32	$1.48

(1)         Excludes depreciation of office furniture and equipment. Such amount is included in general and administrative expenses.

We earned an adjusted gross margin of $20.4 million, or $33.80 per metric ton, for the three months ended September 30, 2015 and an adjusted gross margin of $12.8 million, or $32.32 per metric ton, for the three months ended September 30, 2014. The factors impacting adjusted gross margin are detailed above under the heading “Gross margin.”

General and administrative expenses

General and administrative expenses were $4.8 million for the three months ended September 30, 2015 and $2.8 million for the three months ended September 30, 2014. For the three months ended September 30, 2015, general and administrative expenses included allocated and direct expenses of $3.3 million that were incurred under the MSA, $0.3 million of expenses related to a potential acquisition transaction and $0.2 million of compensation expense associated with unit-based awards. We are also incurring incremental general and administrative expenses due to our transition from a private company to a publicly traded limited partnership. General and administrative costs for the three months ended September 30, 2014 included $2.4 million of charges under the Prior MSA.

Interest expense

We incurred $2.9 million of interest expense during the three months ended September 30, 2015, and $2.1 million during the three months ended September 30, 2014. The increase in interest expense was primarily attributable to an increase in our long-term debt outstanding. Please read “—Senior Secured Credit Facilities” below.

Adjusted EBITDA

	Three Months Ended September 30,
	2015	2014	Change
		(Predecessor)
		(in thousands)
Reconciliation of adjusted EBITDA to net income:
Net income	$6,398	$3,105	$3,293
Depreciation and amortization	6,306	4,777	1,529
Interest expense	2,887	2,124	763
Early retirement of debt obligation	—	—	—
Non-cash unit compensation expense	180	1	179
Income tax expense	1	4	(3)
Asset impairments and disposals	(127)	—	(127)
Acquisition transaction expenses	257	—	257
Adjusted EBITDA	$15,902	$10,011	$5,891

We generated adjusted EBITDA of $15.9 million for the three months ended September 30, 2015 compared to $10.0 million for the three months ended September 30, 2014. The $5.9 million improvement in adjusted EBITDA was primarily attributable to the $7.5 million increase in adjusted gross margin discussed in further detail above. Offsetting the increase to adjusted gross margin was a $1.6 million increase in general and administrative expenses, net of expenses related to a potential acquisition transaction, non-cash unit compensation expense and disposals. The increase is discussed above under the heading “General and administrative expenses.”

Distributable Cash Flow

The following is a reconciliation of adjusted EBITDA to distributable cash flow:

	Three Months Ended September 30,
	2015	2014	Change
		(Predecessor)
		(in thousands)
Reconciliation of adjusted EBITDA to distributable cash flow:
Adjusted EBITDA	$15,902	$10,011	$5,891
Less:
Interest expense net of amortization of debt issuance costs and original issue discount	2,532	1,619	913
Maintenance capital expenditures	735	184	551
Distributable cash flow	$12,635	$8,208	$4,427

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

	Nine Months Ended September 30,
	2015	2014	Change
	(Predecessor) (in thousands)
Product sales	$335,857	$208,332	$127,525
Other revenue	4,704	2,827	1,877
Net revenue	340,561	211,159	129,402
Cost of goods sold, excluding depreciation and amortization	279,858	184,887	94,971
Depreciation and amortization(1)	21,587	14,308	7,279
Total cost of goods sold	301,445	199,195	102,250
Gross margin	39,116	11,964	27,152
General and administrative expenses	13,176	7,399	5,777
Income from operations	25,940	4,565	21,375
Interest expense	(7,576)	(6,619)	(957)
Related party interest expense	(1,097)	—	(1,097)
Early retirement of debt obligation	(4,699)	(73)	(4,626)
Other income	24	16	8
Net income (loss) before income tax expense	12,592	(2,111)	14,703
Income tax expense	2,657	12	2,645
Net income (loss)	9,935	(2,123)	12,058
Less net loss attributable to noncontrolling partners’ interests	30	61	(31)
Net income (loss) attributable to Enviva Partners, LP	$9,965	$(2,062)	$12,027

(1)         Excludes depreciation of office furniture and equipment of $34 and $27 for the nine months ended September 30, 2015 and 2014, respectively. Such amounts are included in general and administrative expenses.

Net revenue

Net revenue was $340.6 million and $211.2 million for the nine months ended September 30, 2015 and 2014, respectively, and was comprised of product sales and other revenue, which are discussed below.

Product sales

Revenue related to product sales (either produced by us or procured from a third party) increased $127.5 million from $208.3 million for the nine months ended September 31, 2014 to $335.9 million for the nine months ended September 30, 2015. The increase was primarily a result of increased sales volume. During the nine months ended September 30, 2015, we sold approximately 652,000 MT more wood pellets than the nine months ended September 30, 2014. The volume increase is primarily due to approximately 363,000 MT of sales under contracts acquired with the Cottondale plant. In addition, the prior year period was negatively affected by a maintenance outage at one of our customer’s plants that resulted in our agreeing to a financial settlement to delay and, in some cases, cancel specific contracted quantities. The remaining increase is attributable to a 45,000 MT shipment under a new customer contract for one shipment of wood pellets per year for the next three years. These sales increases were driven by higher production from our existing facilities as well as Cottondale plant production. Pricing had a modest favorable impact on revenues.

Other revenue

Other revenue increased to $4.7 million for the nine months ended September 30, 2015 from $2.8 million for the nine months ended September 30, 2014 primarily due to purchase and sale transactions with our existing customer base. In these agency-related transactions, we do not bear the risk of loss or take title to the wood pellets purchased from a third party and accordingly the transaction is presented on a net basis. Other revenue is also comprised of terminal services and other professional fees.

Cost of goods sold

Cost of goods sold increased to $301.4 million for the nine months ended September 30, 2015 from $199.2 million for the nine months ended September 30, 2014. The $102.2 million increase was primarily due to increased wood pellet sales volumes during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Cost of goods sold included depreciation and amortization expenses of $21.6 million and $14.3 million for the nine months ended September 30, 2015 and 2014, respectively.

Gross margin

We earned gross margin of $39.1 million and $12.0 million for the nine months ended September 30, 2015 and 2014, respectively. The gross margin increase of $27.1 million was primarily attributable to the following:

•                  Our wood pellet sales volumes increased approximately 652,000 MT during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, a 60% increase. The incremental volumes sold accounted for $13.9 million of the gross margin increase.

•                  The favorable cost position of our delivered pellets during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 contributed $9.0 million to gross margin. The improved cost position was primarily attributable to increased plant utilization. Lower fuel costs also reduced our to-port logistics costs for all plants during the nine months ended September 30, 2015.

•                  Favorable pricing on customer contracts during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 added $5.3 million of gross margin. The pricing benefit is attributable to the mix of contracts during the nine month period as well as fees earned from a customer who requested modification in delivery schedules for contracted and scheduled shipments.

•                  Lower export shipping costs contributed $5.3 million to gross margin during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The favorable cost position is attributable to the mix of shipping contracts.

•                  Purchase and sale transactions contributed to an increase of $1.3 million in other revenue during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.

•                  Offsetting the above was a $7.3 million increase in depreciation and amortization during the nine months ended September 30, 2015 as compared to the corresponding prior year period. The increase is attributable to depreciation on the Cottondale plant assets and amortization of favorable customer contracts acquired as part of the Cottondale acquisition.

Adjusted gross margin per metric ton

	Nine Months Ended September 30,
	2015	2014	Change
	(Predecessor) (in thousands except per metric ton)
Reconciliation of gross margin to adjusted gross margin per metric ton:
Metric tons sold	1,746	1,094	652
Gross margin	$39,116	$11,964	$27,152
Depreciation and amortization(1)	21,587	14,308	7,279
Adjusted gross margin	60,703	26,272	$34,431
Adjusted gross margin per metric ton	$34.77	$24.01	$10.76

(1)         Excludes depreciation of office furniture and equipment. Such amount is included in general and administrative expenses.

We earned an adjusted gross margin of $60.7 million, or $34.77 per metric ton, for the nine months ended September 30, 2015 and an adjusted gross margin of $26.3 million, or $24.01 per metric ton, for the nine months ended September 30, 2014. The factors impacting adjusted gross margin are detailed above under the heading “Gross margin.”

General and administrative expenses

General and administrative expenses were $13.2 million for the nine months ended September 30, 2015 and $7.4 million for the nine months ended September 30, 2014. For the nine months ended September 30, 2015, general and administrative expenses included allocated and direct expenses of $9.6 million that were incurred under the MSA. During the nine months ended September 30, 2015, we incurred $0.4 million of compensation expense associated with unit-based awards, $0.4 million of accounting, legal and other expenses related to our Reorganization activities and $0.3 million of expenses related to a potential acquisition transaction. We are also incurring incremental general and administrative expenses due to our transition from a private company to a publicly traded limited partnership. General and administrative costs for the nine months ended September 30, 2014 included $6.4 million of charges under the Prior MSA.

Interest expense

We incurred $7.6 million of interest expense during the nine months ended September 30, 2015 and $6.6 million during the nine months ended September 30, 2014. The increase in interest expense was primarily attributable to an increase in our long-term debt outstanding. Please read “—Senior Secured Credit Facilities” below.

Related party interest expense

In connection with the January 5, 2015 acquisition of Green Circle, the sponsor made a term advance of $36.7 million to Green Circle under a revolving note and advanced Acquisition II $50.0 million under a note payable. Green Circle repaid $4.8 million of the outstanding principal in March 2015. As a result of the sponsor’s contribution of Acquisition II, which owned Enviva Pellets Cottondale, LLC, to us on April 9, 2015, we recorded $81.9 million of outstanding principal and $0.9 million of accrued interest related to these notes. In connection with the closing of the IPO on May 4, 2015, the related party notes payable outstanding principal of $81.9 million and accrued interest of $1.1 million were repaid by us to the sponsor. We incurred $1.1 million of related party interest expense for the term advance and note payable during the nine months ended September 30, 2015.

Early retirement of debt obligation

We incurred a $4.7 million charge during the nine months ended September 30, 2015 for the write-off of debt issuance costs and original issue discount associated with the Prior Senior Secured Credit Facilities. The amounts had been amortizing over the term of the debt and were expensed on April 9, 2015 when we repaid all amounts outstanding under the Prior Senior Secured Credit Facilities.

Income tax expense

During the nine months ended September 30, 2015, we incurred income tax expense of $2.7 million related to the separate activity of the Cottondale plant, from the date of acquisition on January 5, 2015 through April 8, 2015. During this period, the Cottondale plant was a corporate subsidiary of Acquisition II, a wholly-owned corporate subsidiary of Enviva Cottondale Acquisition I, LLC (“Acquisition I”), the corporate parent of the consolidated group. On April 7 and 8, 2015, Cottondale and Acquisition II, respectively, converted to limited liability companies. Prior to the contribution of Acquisition II to us on April 9, 2015, the financial results of Acquisition II and Cottondale were included in the consolidated federal income tax return of the tax paying entity, Acquisition I.

Adjusted EBITDA

	Nine Months Ended September 30,
	2015	2014	Change
		(Predecessor) (in thousands)
Reconciliation of adjusted EBITDA to net income (loss):
Net income (loss)	$9,935	$(2,123)	$12,058
Depreciation and amortization	21,621	14,335	7,286
Interest expense	8,673	6,619	2,054
Early retirement of debt obligation	4,699	73	4,626
Purchase accounting adjustment to inventory	697	—	697
Non-cash unit compensation expense	363	2	361
Income tax expense	2,657	12	2,645
Asset impairments and disposals	(100)	62	(162)
Acquisition transaction expenses	257	—	257
Adjusted EBITDA	$48,802	$18,980	$29,822

We generated adjusted EBITDA of $48.8 million for the nine months ended September 30, 2015 compared to $19.0 million for the nine months ended September 30, 2014. The $29.8 million improvement in adjusted EBITDA was primarily attributable to the $34.4 million increase in adjusted gross margin discussed in further detail above. Offsetting the increase to adjusted gross margin was a $5.3 million increase in general and administrative expenses, net of expenses related to a potential acquisition transaction, non-cash unit compensation expense and disposals. The increase is discussed above under the heading “General and administrative expenses.”

Distributable Cash Flow

The following is a reconciliation of adjusted EBITDA to distributable cash flow:

	Nine Months Ended September 30,
	2015	2014	Change
		(Predecessor) (in thousands)
Reconciliation of adjusted EBITDA to distributable cash flow:
Adjusted EBITDA	$48,802	$18,980	$29,822
Less:
Interest expense net of amortization of debt issuance costs and original issue discount	7,444	5,103	2,341
Maintenance capital expenditures	2,342	184	2,158
Distributable cash flow	$39,016	$13,693	$25,323

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

Noncash Working Capital

Noncash working capital is the amount by which current assets, excluding cash, exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. Our noncash working capital was $38.8 million at September 30, 2015 and $32.6 million at December 31, 2014. The primary components of changes in noncash working capital were the following:

Accounts receivable, net

Accounts receivable, net increased noncash working capital by $23.1 million during the nine months ended September 30, 2015 as compared to December 31, 2014, primarily due to the timing, volume and size of product shipments.

Inventories

Our inventories consist of raw materials, work-in-process, consumable tooling and finished goods. Inventories increased to $25.4 million at September 30, 2015 from $18.1 million at December 31, 2014. The $7.3 million increase in noncash working capital was primarily attributable to an increase in finished goods related to the timing of product shipments from our port locations.

Accounts payable, related party payable and accrued liabilities

The increase in accounts payable, related party payable and accrued liabilities at September 30, 2015 as compared to December 31, 2014 decreased noncash working capital by $16.3 million and was primarily attributable to the addition of the Cottondale plant in January 2015, an increase in shipping and trading sales liabilities due to timing and volume of the shipments and an increase due to the related party liability for pellets purchased from the Hancock JV. At September 30, 2015, the accounts payable and accrued liabilities balance for Cottondale was $6.8 million. Related party payable at September 30, 2015 included $2.8 million related to the MSA and $2.4 million related to wood pellets purchased from the Hancock JV compared to $2.4 million related to the Prior MSA at December 31, 2014.

Cash Flows

The following table sets forth a summary of our net cash flows from operating, investing and financing activities for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
	(Predecessor) (in thousands)
Net cash provided by operating activities	$39,662	$20,930
Net cash used in investing activities	(7,425)	(13,792)
Net cash provided by (used in) financing activities	42,328	(7,717)
Net increase (decrease) in cash and cash equivalents	$74,565	$(579)

Cash Provided by Operating Activities

Net cash provided by operating activities was $39.7 million for the nine months ended September 30, 2015 compared to $20.9 million for the nine months ended September 30, 2014. The improvement of $18.8 million was primarily attributable to the following:

•                  An increase in net income, excluding depreciation and amortization and early retirement of debt obligation, of $23.7 million during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The improvement in net income was attributable to the factors detailed above under “—Results of Operations.”

•                  Offsetting the above was an unfavorable change in operating assets and liabilities of $8.3 million during the nine months ended September 30, 2015 compared to the corresponding period in 2014. This unfavorable change was primarily attributable to increases in accounts receivable and inventory during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, which was primarily due to the timing and size of product shipments. Also, prepaid expenses increased during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 due to a payment for annual insurance policies. These changes were partially offset by an increase in accounts payable, related party accounts payable and accrued liabilities during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 which is discussed above.

Cash Used in Investing Activities

Net cash used in investing activities decreased by $6.4 million for the nine months ended September 30, 2015 as compared to the corresponding period in 2014. The decrease during the nine months ended September 30, 2015 related primarily to a decrease in purchases of property, plant and equipment driven by completing the construction of the Southampton plant during the early part of 2014. Of the $4.1 million used for purchases of property, plant and equipment during the nine months ended September 30, 2015, approximately $1.8 million related to projects intended to increase the production capacity of our plants. The remaining $2.3 million was used to maintain our equipment and machinery.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities increased by $50.0 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. Borrowings under our Senior Secured Credit Facilities and our IPO proceeds totaled $387.6 million. Except for a portion retained for general partnership purposes, the aggregate amount was used to pay debt issuance costs and to repay the Prior Senior Secured Credit Facilities and related party notes totaling $187.5 million as well as to distribute $176.7 million to our sponsor. Also contributing to the increase in cash provided by financing activities was the release of $11.6 million of restricted cash upon the repayment of the Prior Senior Secured Credit Facilities. These increases were partially offset by the payment of a cash distribution to unitholders of $6.2 million.

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

As of September 30, 2015, we had $97.4 million, net of $1.1 million unamortized original issue discount, of outstanding Tranche A-1 advances and $73.9 million, net of $0.7 million unamortized original issue discount, outstanding of Tranche A-2 advances priced at the Eurodollar rate, with an effective rate of 5.1% and 5.25%, respectively.

We had $5.0 million outstanding under the letter of credit facility as of September 30, 2015. The letters of credit were issued in connection with contracts between us and third parties, in the ordinary course of business. The amounts required to be secured with letters of credit under these contracts may be adjusted or cancelled based on the specific third-party contract terms. The amounts outstanding as of September 30, 2015 are subject to automatic extensions through the termination dates of the letters of credit facilities. The letters of credit are not cash collateralized and no debt is outstanding as of September 30, 2015. We pay a fee of 3.75% on the outstanding letters of credit.

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

Pursuant to the Credit Agreement, we are required to maintain, as of the last day of each fiscal quarter, a ratio of total debt to consolidated EBITDA (“Total Leverage Ratio”), as defined in the Credit Agreement, of not more than a maximum ratio, initially set at 4.25:1.00 and stepping down to 3.75:1.00 during the term of the Credit Agreement; provided that the maximum permitted Total Leverage Ratio will be increased by 0.50:1.00 for the period from the consummation of certain qualifying acquisitions through the end of the second full fiscal quarter thereafter.

As of September 30, 2015, our total debt to consolidated EBITDA was 1.65:1.00, which was less than the maximum ratio of 4.25:1.00. As of September 30, 2015, we were in compliance with all covenants and restrictions associated with, and no events of default existed under, the Credit Agreement. Our obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and secured by liens on substantially all of our assets.

Prior Senior Secured Credit Facilities

In November 2012, the Predecessor entered into a Credit and Guaranty Agreement (the “Prior Credit Agreement”) that provided for a $120.0 million aggregate principal amount of senior secured credit facilities (the “Prior Senior Secured Credit Facilities”). The Prior Senior Secured Credit Facilities consisted of (i) $35.0 million aggregate principal amount of Tranche A advances, (ii) up to $60.0 million aggregate principal amount of delayed draw term commitments, (iii) up to $15.0 million aggregate principal amount of working capital commitments and (iv) up to $10.0 million aggregate principal amount of letter of credit facility commitments. The Prior Senior Secured Credit Facilities were repaid in full, including related accrued interest, in the amount of $82.2 million on April 9, 2015, the date of the closing of the Senior Secured Credit Facilities. We funded the repayment with a portion of borrowings under the Senior Secured Credit Facilities. For the three and nine months ended September 30, 2015, we recorded $0 and a $4.7 million loss, respectively, on early retirement of debt obligation related to the repayment. The loss includes a $3.2 million write off of unamortized deferred issuance costs and a $1.5 million write-off of unamortized discount. In August 2015, we cancelled a $4.0 million letter of credit previously issued under the terms of the Prior Senior Secured Credit Facilities. At September 30, 2015, we had no outstanding letters of credit in connection with the Prior Senior Secured Credit Facilities.

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, to amend the guidance for amounts that are adjusted in a merger or acquisition. The standard eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement period adjustments that occur in periods after a business combination is consummated. The ASU is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. We are in the process of evaluating the impact of adoption on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The standard simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value for entities using the first-in, first-out method of valuing inventory. ASU No. 2015-11 eliminates other measures required by current guidance to determine net realizable value. ASU No. 2015-11 is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years and early adoption is permitted. We are in the process of evaluating the impact of adoption on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-06, Earnings Per Share (Topic 260)—Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions—a consensus of the FASB Emerging Issues Task Force (EITF). The amendments in ASU No. 2015-06 apply to master limited partnerships subject to the Master Limited Partnerships Subsections of Topic 260 that receive net assets through a dropdown transaction that is accounted for under the Transactions Between Entities Under Common Control Subsections of Subtopic 805-50, Business Combinations—Related Issues. When a general partner transfers, or “drops down,” net assets to a master limited partnership and that transaction is accounted for as a transaction between entities under common control, the statements of operations of the master limited partnership are adjusted retrospectively to reflect the dropdown transaction as if it occurred on the earliest date during which the entities were under common control. The amendments in ASU No. 2015-06 specify that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method also are required. The amendments in ASU No. 2015-06 are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The amendments in ASU No. 2015-06 should be applied retrospectively for all financial statements presented. We are evaluating the new pronouncement to determine the impact it may have on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Topic 83530): Simplifying the Presentation of Debt Issuance Costs. ASU No. 2015-03 requires the presentation of debt issuance costs in the balance sheet as a reduction from the related debt liability rather than as an asset. The amortization of such costs will continue to be reported as interest expense. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and allows early adoption for financial statements that have not been previously issued. The update requires retrospective application upon adoption. Upon adoption, we expect to reclassify amounts included as debt issuance costs within total assets on the consolidated balance sheet to a reduction of long-term debt within total liabilities on the consolidated balance sheet for all periods presented. The adoption is not expected to have an impact on the periodic amount recorded as amortization expense.

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

Item 3.                                 Quantitative and Qualitative Disclosures About Market Risk

The information about market risks for the nine months ended September 30, 2015 does not differ materially from that disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk” in the Prospectus, other than as described below.

Interest Rate Risk

At September 30, 2015, our total debt had a carrying value of $176.8 million, which approximates fair value.

We are exposed to interest rate risk on borrowings under our Senior Secured Credit Facilities. As of September 30, 2015, $171.3 million, net of unamortized discount of $1.8 million, of our total debt related to borrowings under our Senior Secured Credit Facilities.

Borrowings under the Senior Secured Credit Facilities bear interest, at our option, at either a base rate plus an applicable margin or at a Eurodollar rate (with a 1.00% floor for term loan borrowings) plus an applicable margin. The applicable margin is (i) for Tranche A-1 base rate borrowings, 3.10% through April 2017, 2.95% thereafter through April 2018 and 2.80% thereafter, and for Tranche A-1 Eurodollar rate borrowings, 4.10% through April 2017, 3.95% thereafter through April 2018 and 3.80% thereafter and (ii) 3.25% for Tranche A-2 base rate borrowings and revolving facility base rate borrowings and 4.25% for Tranche A-2 Eurodollar rate borrowings and revolving facility Eurodollar rate borrowings. To manage our exposure to fluctuations in interest rates under our Senior Secured Credit Facilities, we may enter into interest rate swaps.

Changes in the overall level of interest rates affect the interest expense that we recognize in our condensed consolidated statements of operations related to interest rate swap agreements and borrowings. An interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. Based on the $173.1 million outstanding under the Senior Secured Credit Facilities as of September 30, 2015, if three month LIBOR-based interest rates increased by 100 basis points, our interest expense would have increased annually by approximately $0.6 million.

Item 4.                                 Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13 (a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our General Partner. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2015, the end of the period covered by this report.

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

During the three months ended September 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ENVIVA PARTNERS, LP

	By:	Enviva Partners GP, LLC, its general partner

Date: November 5, 2015	By:	/s/ Stephen F. Reeves
Stephen F. Reeves
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit
3.1	Certificate of Limited Partnership of Enviva Partners, LP (Exhibit 3.1, Form S-1 Registration Statement filed October 28, 2014, File No. 333-199625)

3.2	First Amended and Restated Agreement of Limited Partnership of Enviva Partners, LP, dated May 4, 2015, by Enviva Partners GP, LLC (Exhibit 3.1, Form 8-K filed May 4, 2015, File No. 001-37363)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

*                 Filed herewith.

** Furnished herewith.