Form 10-K
period 2015-12-31
Enviva Partners, LP
filed 2016-03-08
CIK 1592057

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-37363

Enviva Partners, LP
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	46-4097730 (I.R.S. Employer Identification No.)
7200 Wisconsin Ave, Suite 1000 Bethesda, MD (Address of principal executive offices)	20814 (Zip code)

(301) 657-5560
(Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Units Representing Limited Partner Interests	New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the common units held by non-affiliates of the registrant as of June 30, 2015 was approximately $208.0 million, based upon a closing price of $18.09 per common unit as reported on the New York Stock Exchange on such date.

         As of March 1, 2016, 12,852,385 common units and 11,905,138 subordinated units were outstanding.

Documents Incorporated by Reference: None.

ENVIVA PARTNERS, LP
ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        Certain statements and information in this Annual Report on Form 10-K (this "Annual Report") may constitute "forward-looking statements." The words "believe," "expect," "anticipate," "plan," "intend," "foresee," "should," "would," "could" or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. Although management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

  •
  the volume of products that we are able to sell;

  •
  the price at which we are able to sell our products;

  •
  failure of the Partnership's customers to pay or perform their contractual obligations to the Partnership;

  •
  the amount of low-cost wood fiber that we are able to procure and process, which could be adversely affected by, among other things, operating or financial difficulties suffered by our suppliers;

  •
  the amount of products that we are able to produce, which could be adversely affected by, among other things, operating difficulties;

  •
  failure of the Partnership's shipping partners to perform their contractual obligations to the Partnership;

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

  •
  changes in the regulatory treatment of biomass in core and emerging markets for utility-scale generation;

  •
  inability to acquire or maintain necessary permits or rights for our production, transportation and terminaling operations;

  •
  inability to obtain necessary production equipment or replacement parts;

  •
  technical difficulties or failures;

  •
  labor disputes;

  •
  late delivery of raw materials;

  •
  inability of our customers to take delivery of products or their rejection of delivery of products;

  •
  changes in the price and availability of transportation;

  •
  changes in foreign currency exchange rates;

  •
  changes in the quality specifications for our products that are required by our customers; and

  •
  our ability to borrow funds and access capital markets.

        All forward-looking statements in this Annual Report are expressly qualified in their entirety by the foregoing cautionary statements.

        Please read Part I, Item 1A. "Risk Factors." Readers are cautioned not to place undue reliance on forward-looking statements, and we undertake no obligation to update or revise any such statements after the date they are made, whether as a result of new information, future events or otherwise.

GLOSSARY OF TERMS

        biomass:    any organic biological material, derived from living organisms, that stores energy from the sun.

        CIF:    Cost, Insurance and Freight. Where a contract for the sale of goods contains CIF shipping terms, the seller is obligated to pay the costs, including insurance, and freight necessary to bring the goods to the named port of destination, but title and risk of loss are transferred from the seller to the buyer when the goods pass the ship's rail in the port of shipment.

        co-fire:    the combustion of two different types of materials at the same time. For example, biomass is sometimes fired in combination with coal in existing coal plants.

        cost pass-through:    a mechanism in commercial contracts that passes costs through to the purchaser.

        Cottondale plant:    a wood pellet production plant in Cottondale, Florida, owned by Enviva Pellets Cottondale, LLC.

        dry-bulk:    describes commodities that are shipped in large, unpackaged amounts.

        Enviva LP or Predecessor:    Enviva, LP and its subsidiaries (other than Enviva Pellets Cottondale, LLC).

        FIFO:    first in, first out method of valuing inventory.

        FOB:    Free On Board. Where a contract for the sale of goods contains FOB shipping terms, the seller completes delivery when the goods pass the ship's rail at the named port of shipment, and the buyer must bear all costs and risk of loss from such point.

        GAAP:    Generally Accepted Accounting Principles in the United States.

        General Partner:    Enviva Partners GP, LLC, the general partner of the Partnership.

        GHGs:    greenhouse gases.

        Green Circle:    Green Circle Bio Energy, Inc., the former name of Enviva Pellets Cottondale, LLC, which is the owner of the Cottondale plant.

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

        off-take contract:    an agreement between a producer of a resource and a buyer of a resource to purchase a certain volume of the producer's future production.

        Partnership:    Enviva Partners, LP.

        ramp or ramp-up:    a period of time of increasing production following the startup of a plant or completion of a project.

        Riverstone:    Riverstone Holdings LLC.

        Riverstone Funds:    Riverstone/Carlyle Renewable and Alternative Energy Fund II, L.P. and certain affiliated entities, collectively.

        Schedule K-1:    an income tax document used to report a partner's share of the Partnership's income, losses, deductions and credits and prepared for each partner individually.

        Southampton plant:    a wood pellet production plant in Southampton County, Virginia, owned by Enviva Pellets Southampton,  LLC.

        sponsor:    Enviva Holdings, LP, and, where applicable, its wholly owned subsidiaries Enviva MLP Holdco, LLC and Enviva Development Holdings, LLC.

        stumpage:    the price paid to the underlying timber resource owner for the raw material.

        utility-grade wood pellets:    wood pellets meeting minimum requirements generally specified by industrial consumers and produced and sold in sufficient quantities to satisfy industrial-scale consumption.

        weighted average remaining term:    the average of the remaining terms of our customer contracts, excluding contingent contracts, with each agreement weighted by the amount of product to be delivered each year under such agreement.

        wood fiber:    cellulosic elements that are extracted from trees and used to make various materials, including paper. In North America, wood fiber is primarily extracted from hardwood (deciduous) trees and softwood (coniferous) trees.

        wood pellets:    energy-dense, low-moisture and uniformly-sized units of wood fuel produced from processing various wood resources or byproducts.

PART I

ITEM 1.    BUSINESS

        References in this Annual Report to the "Predecessor," "our Predecessor," "we," "our," "us" or like terms for periods prior to April 9, 2015 refer to Enviva, LP and its subsidiaries (other than Enviva Pellets Cottondale, LLC ("Cottondale")). References to the "Partnership," "we," "our," "us" or like terms for periods on and after April 9, 2015 refer to Enviva Partners, LP and its subsidiaries. References to "our sponsor" refer to Enviva Holdings, LP, and, where applicable, its wholly owned subsidiaries Enviva MLP Holdco, LLC and Enviva Development Holdings, LLC. References to "our General Partner" refer to Enviva Partners GP, LLC, a wholly owned subsidiary of Enviva Holdings, LP. References to "Enviva Management" refer to Enviva Management Company, LLC, a wholly owned subsidiary of Enviva Holdings, LP, and references to "our employees" refer to the employees of Enviva Management. References to the "Hancock JV" refer to Enviva Wilmington Holdings, LLC, a joint venture between our sponsor, Hancock Natural Resource Group, Inc. and certain other affiliates of John Hancock Life Insurance Company. References to the "Southampton Drop-Down" refer to our acquisition of all of the issued and outstanding limited liability company interests in Enviva Pellets Southampton, LLC from the Hancock JV on December 11, 2015, together with an off-take contract and a shipping contract. Please read Cautionary Statement Regarding Forward-Looking Statements on page 3 and Item 1A. "Risk Factors" for information regarding certain risks inherent in our business.

Overview

        We are the world's largest supplier by production capacity of utility-grade wood pellets to major power generators. Since our entry into this business in 2010, we have executed multiple long-term, take-or-pay off-take contracts with utilities and large scale power generators and have built and acquired the production and terminaling capacity necessary to serve them. Our existing production constitutes approximately 14% of current global utility-grade wood pellet production capacity. We own and operate six industrial-scale production plants in the Southeastern U.S. that have a combined wood pellet production capacity of 2.3 million metric tons per year ("MTPY"). Three of our production plants are new facilities that we constructed using our templated design and standardized equipment. A fourth plant, our largest in terms of production capacity, has been in operation since 2008. We also own a dry-bulk, deep-water marine terminal at the Port of Chesapeake (the "Chesapeake terminal") that reduces our storage and shiploading costs and enables us to reliably supply our customers. All of our facilities are located in geographic regions with low input costs and favorable transportation logistics. Owning these cost-advantaged, fully-contracted assets in a rapidly expanding industry provides us with a platform to generate stable and growing cash flows that should enable us to increase our per-unit cash distributions over time, which is our primary business objective.

        We were formed on November 12, 2013 as a wholly owned subsidiary of our sponsor. On April 9, 2015, our sponsor contributed some but not all of our Predecessor's assets and liabilities to us. On May 4, 2015, we completed an initial public offering (the "IPO") of common units representing limited partner interests in the Partnership. Our assets and operations are organized into a single reportable segment and are all located and conducted in the United States. Please read Part II, Item 8. "Financial Statements and Supplementary Data—Note 1, Business and Basis of Presentation" for further discussion regarding our formation and organization.

  Industry Overview

        Our principal product, utility-grade wood pellets, is becoming a global energy commodity. Utility-grade wood pellets are used as a substitute for coal in both dedicated and co-fired power generation and combined heat and power plants. They enable major power generators to profitably generate electricity in a manner that reduces the overall cost of compliance with mandatory GHG emissions limits and renewable energy targets while also allowing countries to diversify their sources of electricity supply. Unlike wind and solar power generation, wood pellet-fired plants are capable of meeting baseload electricity demand and are dispatchable (that is, power output can be switched on or off or adjusted based on demand). The capital costs required to convert a coal plant to co-fire biomass, or to burn biomass exclusively, are a fraction of the capital costs associated with implementing offshore wind and most other renewable technologies. Furthermore, the relatively quick process of converting coal-fired plants to biomass-fired generation is an attractive benefit for power generators whose generation assets are no longer viable as coal plants due to the expiration of operating permits or the introduction of taxes or other restrictions on fossil fuel usage or emissions of GHGs and other pollutants.

        There also continues to be significant growth in the demand for wood pellets to heat homes and commercial buildings and to produce process heat at industrial sites. As the markets develop and commoditize, there will continue to be opportunities for utility-grade wood pellet producers to serve this growing demand.

Our Assets and Operations

        We procure wood fiber and process it into utility-grade wood pellets. We load the finished wood pellets into railcars, trucks and barges that are transported to deep-water marine terminals, where they are received, stored and ultimately loaded onto oceangoing vessels for transport to our principally Northern European customers.

        Our customers use our wood pellets as a substitute fuel for coal in dedicated biomass or co-fired coal power plants. Wood pellets serve as a suitable "drop-in" alternative to coal because of their comparable heat content, density and form. Due to the uninterruptible nature of our customers' fuel consumption, our customers require a reliable supply of wood pellets that meet stringent product specifications. We have built our operations and assets to deliver and certify the highest levels of product quality, and our proven track record enables us to charge premium prices for this certainty. In addition to our customers' focus on the reliability of supply, they are concerned about the combustion efficiency of the wood pellets and their safe handling. Because combustion efficiency is a function of energy density, particle size distribution, ash/inert content and moisture, our customers require that we supply wood pellets meeting minimum criteria for a variety of specifications and, in some cases, provide incentives for exceeding our contract specifications.

Our Production Plants

        We own and operate six industrial-scale wood pellet production plants located in the Mid-Atlantic and the Gulf Coast regions of the United States. These facilities are designed to run 24 hours per day, 365 days per year, although we schedule up to 15 days of maintenance for our plants during each calendar year. There are no regularly required major turnarounds or overhauls.

Mid-Atlantic Region Plants

        The following table describes our three wood pellet production plants in the Mid-Atlantic region:

Plant Location	Operations Commenced	Current Annual Production (MTPY)
Ahoskie, North Carolina	November 2011	370,000
Northampton, North Carolina	April 2013	510,000
Southampton, Virginia	October 2013	510,000

Total		1,390,000

  Ahoskie

        We acquired the site of the Ahoskie plant in December 2010 and constructed a dedicated wood pellet production plant in less than one year, commencing operations in November 2011. Through an expansion completed in June 2012, we increased the plant's production from 260,000 MTPY to 350,000 MTPY and have made further improvements to increase production to its current capacity of 370,000 MTPY.

        Production from the Ahoskie plant is transported by truck to our Chesapeake terminal.

  Northampton

        The Northampton plant was constructed based on the Ahoskie plant design, utilizing the same major equipment suppliers. The Northampton plant currently produces 510,000 MTPY of wood pellets.

        Production from the Northampton plant is transported by truck to our Chesapeake terminal.

  Southampton

        The Southampton plant is a replica of our Northampton plant. The Southampton plant currently produces 510,000 MTPY of wood pellets. We acquired the Southampton plant from our sponsor in December 2015.

        Production from the Southampton plant is transported by truck to our Chesapeake terminal.

Gulf Coast Region Plants

        The following table describes our three wood pellet production plants in the Gulf Coast region:

Plant Location	Acquisition Date	Current Annual Production (MTPY)
Cottondale, Florida	January 2015	700,000
Amory, Mississippi	August 2010	110,000
Wiggins, Mississippi	October 2010	110,000

Total		920,000

  Cottondale

        Our sponsor acquired Green Circle Bio Energy, Inc., which owns a wood pellet production plant in Cottondale, Florida, in January 2015, changed the name of this entity to Cottondale and contributed Cottondale to us in April 2015. The Cottondale plant was commissioned in 2008 and has undergone expansion and process improvements since then. The Cottondale plant currently produces 700,000 MTPY.

        Production from the Cottondale plant is transported approximately 50 miles by short-line rail to a warehouse in Port Panama City, Florida, where we store up to 32,000 MT of inventory.

  Amory

        We purchased the Amory plant in August 2010. The plant initially consisted of three pellet mills producing at a rate of 41,500 MTPY. Through basic operational improvements and installation of a fourth pellet mill, the Amory plant currently produces 110,000 MTPY.

        Production from the Amory plant is transported by barge to a third-party deep-water marine terminal in Mobile, Alabama (the "Mobile terminal").

  Wiggins

        We purchased a 50% controlling interest in the entity that owns the Wiggins plant in October 2010, and subsequently contributed capital in exchange for additional interests that increased our ownership interest to a 67% controlling interest. During 2011, we completed a series of modifications to the plant and production capacity was increased from 45,000 MTPY to its current production capacity of 110,000 MTPY.

        Production from the Wiggins plant is transported by truck to the Mobile terminal.

Logistics and Storage Capabilities

To-Port Logistics and Port Infrastructure

        We site our production plants to minimize wood fiber procurement and logistics costs. Our production plants are strategically located in advantaged fiber baskets and near multiple truck, rail, river and ocean transportation access points. We also have inland waterway access and rail access at our Chesapeake terminal and in Port Panama City. Our multi-year fixed-cost contracts with third-party logistics providers allow for long-term visibility into our to-port logistics cost structure.

        The wood pellets produced at our plants must be stored, terminaled and shipped to our European customers. Limited deep-water, bulk terminaling assets exist in the Southeastern U.S., and very few of them have the appropriate handling and storage infrastructure necessary for receiving, storing and loading wood pellets. In response to such scarcity, we have vertically integrated our Mid-Atlantic operations downstream to encompass finished product logistics and storage. As a largely fixed cost and capital intensive piece of the value chain, our port infrastructure allows us to ship incremental product from our regional plants at a small fraction of the cost of our competitors. Management of port terminal infrastructure is also a key element in reducing distribution-related costs as we can manage the arrival and loading of vessels. Additionally, we are able to improve our cost position by maintaining a dedicated berth where pellets from our Mid-Atlantic region plants have priority and equipment with sufficient load rate capabilities to turn around vessels within the allotted time windows.

        In addition to terminaling wood pellets from our production plants, we will, on occasion, provide terminaling services for third-party wood pellet producers as well as for owners of other bulk commodities.

Port Operation in the Mid-Atlantic Region

        We acquired a deep-water marine terminal located at the Port of Chesapeake in January 2011 and converted it into a major dry-bulk terminal. Wood pellets produced at our Mid-Atlantic region plants are transported by truck to our Chesapeake terminal. The Chesapeake terminal receives, stores and loads wood pellets for export and serves as the shipment point for products produced at our Mid-Atlantic region plants. The Chesapeake terminal accommodates Handysize, Supramax and Panamax-sized vessels, and has a 200-car rail yard adjacent to a Norfolk Southern track, a loading/unloading system to accommodate deliveries by truck, rail and barge and a highly automated conveying system. In May 2011, we erected a 157-foot tall, 175-foot wide storage dome that receives, stores and loads up to 45,000 MT of wood pellets. In April 2013, we placed into operation a second storage dome at the site to add an additional 45,000 MT of storage.

        The Chesapeake terminal's storage and loading capacity is more than adequate to store and facilitate the loading of the wood pellets produced from our Mid-Atlantic region plants, and its location decreases our customers' transportation time and costs. Efficiently positioned near our Ahoskie,

Northampton and Southampton plants, the Chesapeake terminal delivers up to a three- to four-day European shipping advantage compared to other Southern or Gulf Coast ports. In addition, because we own the Chesapeake terminal, we enjoy preferential berth access and lading, which minimizes costs of shipping and logistics without the need for excess storage. Our ownership and operation of this terminal enables us to control shipment of the production of our Mid-Atlantic region plants.

Port Operation in the Gulf Coast Region

        Wood pellets from our Cottondale plant are transported via short-line rail to the Panama City terminal where we store up to 32,000 MT of inventory in a warehouse at Port Panama City. Production from the Cottondale plant is received, stored and loaded under a long-term warehouse service agreement with the Port Authority and a stevedoring contract, each of which runs through June 2018. We have the right to extend the warehouse services agreement for up to five additional two-year terms.

        Wood pellets produced at our Amory and Wiggins plants are transported by barge and truck, respectively, to the Mobile terminal, where, pursuant to a long-term throughput agreement with Cooper Marine & Timberlands, we export from Cooper's ChipCo terminal. This privately owned and maintained deep-water, multi-berth terminal operates 24 hours per day, seven days per week and is the fleeting and loading point for production from our Amory and Wiggins plants. These production plants have been sited along major inland waterways and highways that make transportation to the Mobile terminal easy and efficient, thereby reducing emissions and costs. Trucked volumes from the Wiggins plant are transferred into barges and are fleeted along with barges from the Amory plant. The ability to store our wood pellets in barges provides a capital-light, flexible solution that accommodates the storage needs of the Amory and Wiggins plants.

Our Sponsor's Assets and Development Projects

        In connection with the closing of the IPO, we entered into a Purchase Rights Agreement with our sponsor, pursuant to which our sponsor granted us a five-year right of first offer to acquire the Wilmington Projects (as defined below) and any other wood pellet production plants and associated deep-water marine terminals that it or the Hancock JV may develop or acquire and elect to sell. We expect to pursue the acquisition of such assets to the extent that they are supported by long-term off-take contracts with creditworthy counterparties and have long useful lives, stable cost positions and advantaged locations.

Long-Term, Take-or-Pay Off-Take Contracts

        The Hancock JV is party to a ten-year take-or-pay off-take contract with DONG Energy Thermal Power A/S, a Danish power generator ("DONG Energy"). This contract commences September 1, 2016 and provides for sales of 360,000 MTPY for the first delivery year and 420,000 MTPY for years two through ten. DONG Energy's obligations under the contract are guaranteed by DONG Energy A/S.

        In the first quarter of 2016, the Hancock JV entered into a new take-or-pay contract (the "MGT Contract") to be the sole source supplier of nearly 1 million tons of imported wood pellets needed annually by MGT Power's Teesside Renewable Energy Plant (the "Tees REP"), which is currently under development. Deliveries under the MGT Contract are expected to commence in 2019 and continue through 2034. Following the execution of the MGT Contract, we entered into a contract with the Hancock JV (the "EVA-MGT Contract") to supply 375,000 MTPY of the contracted volume to the Tees REP. For more information on the EVA-MGT Contract, please read "—Customers—EVA-MGT Contract" below. Both the EVA-MGT Contract and the MGT Contract are contingent upon the Tees REP reaching financial close.

Wilmington Projects

        The Hancock JV continues to progress the construction of the 515,000 MTPY Sampson production plant and began commissioning the plant during 2016. In addition, the Hancock JV is constructing a deep-water marine terminal in Wilmington, North Carolina. We collectively refer to the Sampson plant, the Wilmington terminal and two future production plants as the "Wilmington Projects." The production plants under development are strategically sited in attractive fiber baskets in close proximity to the Wilmington terminal.

        Although we expect to continue to have the opportunity to acquire assets, including the Wilmington Projects, from our sponsor or the Hancock JV in the future, there can be no assurance that our sponsor or the Hancock JV will be successful in completing their development projects or that our sponsor will decide to sell, or compel the Hancock JV to sell, assets or completed development projects to us.

Customers

        For the year ended December 31, 2015, we generated substantially all of our revenues from sales under long-term off-take contracts. We seek to contract a substantial portion of our production through long-term off-take contracts supplemented by smaller contracts of intermediate or short duration to take advantage of opportunities in the market.

        Depending on the specific take-or-pay off-take contract, shipping terms are either "Cost, Insurance and Freight" ("CIF") or "Free On Board" ("FOB"). Under a CIF contract, we procure and pay for shipping costs, which include insurance and all other charges, up to the port of destination for the customer. These costs are included in the price to the customer and, as such, are included in revenue and cost of goods sold. Under an FOB contract, the customer is directly responsible for shipping costs. We have entered into fixed-price shipping contracts with reputable shippers matching the terms and volumes of our contracts for which we are responsible for arranging shipping.

        We have take-or-pay off-take contracts with utilities and large European power generators such as Drax and ENGIE (formerly known as GDF SUEZ Energy Management Trading). Excluding the EVA-MGT Contract and the Langerlo contract, described below, our off-take contracts provide for sales of 2.3 million MT of wood pellets in 2016 and have a weighted average remaining term of 7.1 years from March 1, 2016. As our current off-take contracts expire, we will seek to recontract our capacity with a combination of renewals with existing customers, the acquisition of additional contracts from the Hancock JV and the entry into contracts with new customers.

        Drax Contracts.    We began selling utility-grade wood pellets pursuant to a contract with Drax (the "First Drax Contract") in the amount of 468,750 MTPY on April 1, 2013. Beginning on April 1, 2014 through the end of the term of the First Drax Contract in 2022, we will sell 1,000,000 MTPY of wood pellets. In connection with the Southampton Drop-Down, the Hancock JV assigned to us a ten-year contract with Drax (the "Second Drax Contract"). The Second Drax Contract commenced on December 1, 2015, and we will supply 385,000 MT for the first delivery year and 500,000 MTPY for years two through ten.

        ENGIE.    We began selling utility-grade wood pellets to Electrabel in the amount of 480,000 MTPY on June 30, 2011. The initial contract term expires in June 2017.

        Langerlo Contract.    We have contracted with the owner of the Langerlo power station in Ghent, Belgium, to supply 450,000 MTPY of wood pellets beginning in 2017 and continuing through 2026. The owner intends to convert the plant from coal to biomass. In the first quarter of 2016, an affiliate of the owner filed for insolvency. Although we do not believe that our customer is involved in the insolvency proceeding, it is possible that our customer will not be able to perform under the terms of the contract.

        EVA-MGT Contract.    We have contracted with the Hancock JV to supply 375,000 MTPY to the Tees REP. The EVA-MGT Contract is denominated in British Pound Sterling and commences in 2019, ramps to full supply in 2021 and continues through 2034. The contract is contingent upon Tees REP reaching financial close. For more information on the EVA-MGT Contract, please read Part III, Item 13. "Certain Relationships and Related Transactions, and Director Independence—Agreements with Affiliates—EVA-MGT Contract."

        We refer to the structure of our contracts as "take-or-pay" because they include a firm obligation to take a fixed quantity of product at a stated price and provisions that compensate us in the case of our customer's failure to accept all or a part of the contracted volumes or for termination by our customer. Our contracts provide for annual inflation-based adjustments or price escalators. Certain of our contracts also contain provisions that allow us to increase or decrease the volume of product that we deliver by a percentage of the base volume of the contract, as well as cost pass-through provisions related to stumpage (i.e., the price paid to the underlying timber resource owner for the raw material), fuel or transportation costs and price adjustments for actual product specifications. In addition, certain of our contracts and related arrangements provide for certain cost recovery and sharing arrangements in connection with certain changes in law or sustainability requirements and for payments to us in the case of termination as a result of such changes.

        In addition to our long-term contracts, we also sell product under limited scope contracts. On occasion, we will intermediate dislocations in the market by entering into back-to-back transactions with physical delivery. We also provide terminaling services for other bulk commodities and fiber procurement services for domestic users of wood fiber.

Contracted Backlog

        As of March 1, 2016, we had approximately $2.3 billion of product sales backlog for firm contracted product sales to Drax, ENGIE and other major power generators. Backlog represents the revenue to be recognized under existing contracts assuming deliveries occur as specified in the contract.

        Excluding the EVA-MGT Contract and the Langerlo contract, our expected future product sales revenue under our contracted backlog as of March 1, 2016 is as follows (in millions):

Period March 1, 2016 to December 31, 2016	$360
Year ending December 31, 2017	355
Year ending December 31, 2018 and thereafter	1,585

Total product sales contracted backlog	$2,300

Wood Fiber Procurement

        Although stumpage (i.e., the price paid to the underlying timber resource owner for the raw material) constitutes only approximately 15% of our total cost of delivered products, wood fiber procurement is a vital function of our business, and cost-effective access to wood fiber is an important factor in our pricing stability. Our raw materials are byproducts of traditional timber harvesting, principally the tops and limbs of trees as well as other low-value wood materials that are generated in a harvest. We procure wood fiber directly from timber owners, loggers and other suppliers. We also opportunistically acquire industrial residuals (sawdust and shavings) and forest residuals (woodchips and slash) when they provide a cost advantage. Due to the moisture content of unprocessed wood, it cannot be transported economically over long distances. Therefore, the specific regional wood fiber resource supply and demand balance dictates the underlying economics of wood fiber procurement. For this reason, we have elected to site our facilities in some of the most robust and advantaged fiber baskets in the world.

        Our customers are subject to stringent requirements regarding the sustainability of the fuels they procure. In addition to our internal sustainability policies and initiatives, our wood fiber procurement is conducted in accordance with leading forest certification standards. Our wood pellet production plants and their associated fiber supply chains have been audited by independent third parties and certified to the Sustainable Forestry Initiative® (SFI®) fiber sourcing standard and have achieved chain-of-custody certifications to the Forest Stewardship Council™ (FSC®) and the Programme for Endorsement of Forest Certification (PEFC). In addition, we proactively work with all of our suppliers to promote responsible forest management on all lands, not just those that are already certified.

        Our wood fiber demand is complementary to, rather than in competition with, demand for high-grade wood for use by most other forest-related industries, such as lumber and furniture making. Improvements in the U.S. housing construction industry increase the demand for construction-quality lumber, which in turn increases the available supply of the low-cost pulpwood and mill residues that are used in wood pellet production. By using commercial thinnings and byproducts as raw materials, wood pellet production also indirectly supports other forest-related industries as well as the sustainable management of commercial forests.

        The wood fiber used for wood pellet production comprises predominantly pulpwood, which derives its name from its traditional use by the pulp and paper industry and includes roundwood (typically thinnings from forest management operations and the tops and branches from sawlogs), and wood residues (primarily mill residues, a byproduct of sawmilling and veneer mill operations). Our procured wood fiber consists of:

  •
  Low-grade wood fiber: wood that is unsuitable for or rejected by the sawmilling and lumber industries because of small size, defects (e.g. crooked or knotty), disease or pest infestation;

  •
  Tops and limbs: the parts of trees that cannot be processed into lumber;

  •
  Commercial thinnings: harvests that promote the growth of higher value timber by removing weaker or deformed trees to reduce competition for water, nutrients and sunlight; and

  •
  Mill residues: chips, sawdust and other wood industry byproducts.

        Demand for the non-merchantable trees, waste products or byproducts that we use is generally low because they have few competing uses, and such raw materials represent approximately 10% to 30% of the value paid to a landowner for any given harvest. The tops, limbs and other low-grade wood fiber we purchase would otherwise generally be left on the forest floor, impeding reforestation, or burned. Wood pellet production provides a profitable use for the residues from sawmill and furniture industries and for the trees that are thinned to make room for higher value lumber-grade timber. U.S. demand for such low grade wood fiber historically emerged from the pulp and paper industry. However, due to the decline in demand from paper and pulp, many landowners lack commercial markets for this wood fiber. Wood pellet producers help fill the gap.

        As a result of the fragmented nature of tract ownership, we procure raw materials from hundreds of landowners, loggers and timber industry participants, with no individual landowner representing a material fraction of any of our production plants' needs. Our wood fiber is procured under a range of arrangements, including (1) the direct purchase of timber tracts which provide an inventory of stumpage, (2) logging contracts for the thinnings, pulpwood and other unmerchandised chip-and-saw timber cut by a harvester, (3) in-woods chipping contracts where we may also provide the actual harvesting assets, (4) contracts with timber dealers and (5) "gatewood" purchases, which refer to wood hauled to a mill that was not purchased as standing timber by the mill. We have sourced wood fiber from more than 500 suppliers, including landowners growing both hardwoods and softwoods and other suppliers. The diversity of our supply base enables us to maintain stable costs, and our facilities' advantaged siting ensures consistent and reliable deliveries at lower cost than others in our region or industry.

Competition

        We compete with other utility-grade wood pellet producers for long-term, take-or-pay off-take contracts with major power generation customers. Competition in our industry is based on the price, quality and consistency of the wood pellets produced, the reliability of wood pellet deliveries and the producer's ability to verify and document, through customer and third-party audits, that its wood pellets meet the regulatory sustainability obligations of a particular customer.

        Most of the world's current wood pellet production plants are owned by small, private companies, with few companies owning or operating multiple plants. Few companies have the scale, technical expertise or commercial infrastructure necessary to supply utility-grade wood pellets under large, long-term off-take contracts with power generators. We are the largest producer by production capacity, and consider the limited number of other companies with comparable scale, technical expertise or commercial infrastructure to be our competitors.

        Approximately 58% of the world's utility-grade wood pellet production capacity is located in North America. Other current producers of utility-grade wood pellets in North America include Fram Renewable Fuels, LLC, which is owned by an individual investor, Georgia Biomass, LLC, a plant owned by RWE Innogy, Rentech Inc., Pacific BioEnergy, Pinnacle Renewable Energy Inc., Drax Biomass Inc., affiliates of German Pellets GmbH, The Navigator Company, S.A., Zilkha Biomass LLC and The Westervelt Company.

Our Management and Employees

        We are managed and operated by the board of directors and the executive officers of our General Partner. As a result of owning our General Partner, our sponsor has the right to appoint all members of the board of directors of our General Partner, at least three of whom must meet the independence standards established by the NYSE. Our unitholders are not entitled to elect our General Partner or its directors or otherwise directly participate in our management or operations. For more information about the executive officers and directors of our General Partner, please read Part III, Item 10. "Directors, Executive Officers and Corporate Governance."

        As of December 31, 2015, Enviva Management had 569 employees. Please read Part II, Item 8. "Financial Statements and Supplementary Data—Related Party Transactions" for more information regarding our management services agreement with Enviva Management.

Our Relationship with Our Sponsor

        Our sponsor, Enviva Holdings, LP, is a majority owned subsidiary of the Riverstone Funds.

        Our sponsor owns approximately 10.5% of our common units, all of our subordinated units and our General Partner. Our General Partner owns our incentive distribution rights, which entitles our General Partner to increasing percentages of our cash distribution above certain targets. As a result, our sponsor is incentivized to facilitate our access to accretive acquisition and organic growth opportunities, including those pursuant to the right of first offer it granted to us in connection with our IPO.

        Our sponsor is the managing member and operator of the Hancock JV and is responsible for managing the activities of the Hancock JV, including the development and construction of the Hancock JV's development projects.

Environmental Matters

        Our operations are subject to stringent and comprehensive federal, state and local laws and regulations governing matters including environmental protection, occupational health and safety and the release or discharge of materials into the environment, including air emissions and wastewater discharges. These laws and regulations may (i) require acquisition, compliance with and maintenance of certain permits or other approvals to conduct regulated activities, (ii) impose technology requirements or standards on our operations, (iii) restrict the amounts and types of substances that may be discharged or emitted into the environment, (iv) limit or prohibit construction or timbering activities in sensitive areas such as wetlands or areas inhabited by endangered or threatened species, (v) govern worker health and safety aspects of operations, (vi) require measures to investigate, mitigate or remediate releases of hazardous or other substances from our operations and (vii) impose substantial liabilities, including possible fines and penalties for unpermitted emissions or discharges from our operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of investigatory and remedial obligations and the issuance of orders enjoining some or all of our operations in affected areas.

        Moreover, the trend in environmental regulation is towards increasingly stringent and broader requirements for activities that may affect the environment. Any changes in environmental laws and regulations or re-interpretation of enforcement policies that result in more stringent and costly requirements could have a material adverse effect on our operations and financial position. Although we monitor environmental requirements closely and budget for the expected costs, actual future expenditures may be different from the amounts we currently anticipate spending. Moreover, certain environmental laws impose joint and several, strict liability for costs to clean up and restore sites where pollutants have been disposed or otherwise spilled or released. We cannot assure you that we will not incur significant costs and liabilities for remediation or damage to property, natural resources or persons as a result of spills or releases from our operations or those of a third party. Although we believe that our competitors will face similar environmental requirements, other market factors may prevent us from passing on any increased costs to our customers. Although we believe that we are in substantial compliance with existing environmental laws and regulations and that continued compliance with existing requirements will not materially affect us, there is no assurance that the current level of regulation will continue in the future.

        The following summarizes some of the more significant existing environmental, health and safety laws and regulations applicable to our business operations and with which compliance may have a material adverse impact on our capital expenditures, results of operations or financial position.

Air Emissions

        The Clean Air Act, as amended ("CAA"), and state and local laws and regulations that implement and add to CAA requirements, regulate the emission of air pollutants from our facilities. The CAA imposes significant monitoring, recordkeeping and reporting requirements for these emissions. These laws and regulations require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permits, and in certain cases utilize specific equipment or technologies to control and measure emissions. Obtaining these permits can be both costly and time intensive and has the potential to delay the opening of new plants or the significant expansion of existing plants.

        The CAA requires that we obtain various construction and operating permits, including, in some cases, Title V air permits. In certain cases, the CAA requires us to incur capital expenditures to install air pollution control devices at our facilities. We have incurred, and expect to continue to incur, substantial administrative and capital expenditures to maintain compliance with CAA requirements that have been promulgated or may be promulgated or revised in the future.

Climate Change and Greenhouse Gases

        In response to findings that emissions of carbon dioxide, methane and certain other gases, referred to as greenhouse gases ("GHGs"), present an endangerment to public health and the environment, the U.S. Environmental Protection Agency ("U.S. EPA") has adopted regulations under existing provisions of the CAA that require a reduction in emissions of GHGs from motor vehicles and certain stationary sources. In August 2015, U.S. EPA also issued its final rules to reduce GHG pollution from existing and new power plants ("CPP"). Although the CPP has been stayed by the United States Supreme Court while legal challenges are pending, U.S. EPA maintains that implementation of the rule will begin as scheduled in 2022, and states are currently evaluating if and how to continue with the development of their implementation plans. Although U.S. EPA permits states to consider biomass-based fuel in energy production in their plans as a mechanism to meet the emission reduction requirements of the CPP, there remains uncertainty regarding the treatment of biomass under the rule and costs to implement the rule. See Item 1A. "Risk Factor—Climate change legislation, regulatory initiatives and litigation could result in increased operating costs." and "Risk Factor—Changes in government policies, incentives and taxes implemented to support increased generation of low carbon and renewable energy may affect customer demand for our products." Additionally, any other legislation or regulations that require permitting or reporting of GHG emissions or limit such emissions from our equipment and operations or from biomass-fired power plants operated by our customers, could require us to incur costs to reduce emissions of GHGs associated with our operations, or negatively impact the demand for wood pellets. We also note that some scientists have concluded that increasing concentrations of GHGs in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our operations.

Water Discharges

        The Federal Water Pollution Control Act, as amended ("Clean Water Act"), as well as state laws and regulations that implement, and may be more stringent than, the Clean Water Act, restrict the discharge of pollutants into waters of the United States. Any such discharge of pollutants must be performed in accordance with the terms of a permit issued by U.S. EPA or the implementing state agency. In addition, the Clean Water Act and implementing state laws and regulations require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. These permits generally have a term of five years. Although our facilities are presently in compliance with these requirements, changes to the terms and conditions of our permits in future renewals or new or modified regulations could require us to incur additional capital or operating expenditures which may be material.

        Pursuant to the Clean Water Act, U.S. EPA has adopted the Discharge of Oil Regulation, which requires any person in charge of an onshore facility to report any discharge of a harmful quantity of oil into U.S. navigable waters, adjoining shorelines or the contiguous zone. A harmful quantity is any quantity of discharged oil that violates state water quality standards, causes a film or sheen on the water's surface or leaves sludge or emulsion beneath the surface. Spills from our production plants that are located along waterways or from our deep-water marine terminal facilities may result in fines, penalties and obligations to respond to and remediate any such spills.

Spill Response and Release Reporting

        Certain of our facilities are subject to federal requirements to prepare for and respond to spills or releases from tanks and other equipment located at these facilities and provide training to employees on operation, maintenance and discharge prevention procedures and the applicable pollution control laws. At these facilities, we have developed or will develop Spill Prevention, Control and Countermeasure plans to memorialize these preparations and response plans and will update them on a regular basis. From time to time, these requirements may be made more stringent and may require us to modify our operations or expand our plans accordingly. The costs of implementing any such modifications or expansion may be significant. In addition, in the event of a spill or release, we may incur fines or penalties or incur responsibility for damage to natural resources, private property or personal injury in addition to obligations to respond to and remediate any such spill or release.

Endangered Species Act

        The federal Endangered Species Act, as amended ("ESA"), restricts activities that may affect endangered and threatened species or their habitats. Although some of our facilities may be located in areas that are designated as habitat for endangered or threatened species, we believe that we are in substantial compliance with the ESA. Moreover, as a result of a settlement approved by the U.S. District Court for the District of Columbia on September 9, 2011, the U.S. Fish and Wildlife Service is required to make a determination on listing of more than 250 species as endangered or threatened under the ESA over the next six years, through the agency's 2017 fiscal year. The designation of previously unidentified endangered or threatened species could cause us to incur additional costs or become subject to operating restrictions or bans in the affected areas, which could have an adverse impact on the availability or price of raw materials.

Coastal Area Protection and Wetlands and Navigable Waters Activity Regulations

        Our Chesapeake terminal is a deep-water marine terminal facility. As a result, it is subject to the various federal and state programs that regulate the conservation and development of coastal resources. At the federal level, the Coastal Zone Management Act ("CZMA") was enacted to preserve, protect, develop and, where possible, restore or enhance valuable natural coastal resources of the United States coastal zone. The CZMA authorizes and provides grants for state management programs to regulate land and water use and coastal development.

        In Virginia, the Virginia Coastal Zone Management Program ("Virginia CZM Program") administers the CZMA as established through Executive Order 18 (2010). A network of state agencies and local governments administer the Virginia CZM Program with the Virginia Department of Environmental Quality serving as the lead agency. The Chesapeake Bay Preservation Area Designation and Management Regulations provide specific regulations regarding the protection and improvement of water quality of the Chesapeake Bay and establish criteria for local governments in granting, denying or modifying zoning and development requests in certain areas. The City of Chesapeake has passed an ordinance creating the Chesapeake Bay Preservation Area District and adopting regulations for development within that district.

        In addition to the CZMA, the Clean Water Act may result in federal or state regulators imposing conditions or restrictions on our operations or construction activities. For instance, the dredge and fill provisions of the Clean Water Act require a permit to conduct construction activities in protected waters and wetlands and prohibit unpermitted discharges of fill materials. Likewise, Section 10 of the Rivers and Harbors Act also requires permits for the construction of certain port structures. We believe that we are in material compliance with these various requirements. However, any delays in obtaining future permits or renewals, or the inclusion of restrictive conditions in such permits, could adversely affect the cost of, or result in delays in, our operations and any future construction.

Safety and Maintenance

        We are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act, as amended ("OSHA"), and comparable state statutes, whose purpose is to protect the health and safety of workers. We have a corporate health and safety program that governs the way we conduct our operations at our facilities. Our employees receive OSHA training that is appropriate in light of the tasks performed at our facilities and general training on our health and safety plans. Compliance with OSHA and general training is mandatory. We perform preventive and routine maintenance on all of our manufacturing and deep-water marine terminaling systems, and make repairs and replacements when necessary or appropriate. We also conduct routine and required inspections of those assets in accordance with applicable regulations. In addition, the OSHA hazard communication standards in the Emergency Planning and Community Right-to-Know Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that this information be provided to employees, state and local governmental authorities and citizens. Our facilities adhere to National Fire Protection Association (NFPA) standards for combustible dust and incorporate pollution control equipment such as cyclones, baghouses and electrostatic precipitators to minimize regulated emissions. Our deep-water marine terminaling facilities adhere to Homeland Security/U.S. Coast Guard regulations regarding physical security and emergency response plans. We continually strive to maintain compliance with applicable air, solid waste and wastewater regulations. Notwithstanding these preventative measures, we cannot guarantee that serious accidents will not occur in the future.

Seasonality

        Our business is affected to some extent by seasonal fluctuations. The cost of producing wood pellets tends to be higher in the winter months because the delivered cost of fiber typically increases with wet weather and our raw materials have, on average, higher moisture content during this period of the year, resulting in a lower product yield. In addition, lower ambient temperatures increase the cost of drying wood fiber.

Principal Executive Offices

        We lease office space for our principal executive offices at 7200 Wisconsin Avenue, Suite 1000, Bethesda, Maryland 20814. The lease expires in June 2024.

Available Information

        We file annual, quarterly and current reports and other documents with the U.S. Securities Exchange Act Commission ("SEC") under the Securities Exchange Act of 1934 (the "Exchange Act"). You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operations of the Public Reference Room by calling the SEC at (800) SEC-0330. In addition, the SEC maintains a website at www.sec.gov that contains reports and other information regarding issuers that file electronically with the SEC.

        We also make available free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, simultaneously with or as soon as reasonably practicable after filing such materials with, or furnishing such materials to, the SEC, and on or through our website, www.envivabiomass.com. The information on our website, or information about us on any other website, is not incorporated by reference into this Annual Report.

ITEM 1A.    RISK FACTORS

        There are many factors that could have a material adverse effect on the Partnership's business, financial condition, results of operations and cash available for distribution. New risks may emerge at any time, and the Partnership cannot predict those risks or estimate the extent to which they may affect financial performance. Each of the risks described below could adversely impact the value of the Partnership's common units.

Risks Inherent in Our Business

We may not have sufficient cash from operations following the establishment of cash reserves and payment of costs and expenses, including cost reimbursements to our General Partner and its affiliates, to enable us to pay quarterly distributions to our unitholders at our current distribution rate.

        We may not have sufficient cash each quarter to enable us to pay quarterly distributions at our current distribution rate. The amount of cash we can distribute on our common and subordinated units principally depends upon the amount of cash we generate from our operations, which fluctuates from quarter to quarter based on the following factors, some of which are beyond our control:

  •
  the volume of products that we are able to sell;

  •
  the price at which we are able to sell our products;

  •
  failure of the Partnership's customers to pay or perform their contractual obligations to the Partnership;

  •
  the amount of low-cost wood fiber that we are able to procure and process, which could be adversely affected by, among other things, operating or financial difficulties suffered by our suppliers;

  •
  the amount of products that we are able to produce, which could be adversely affected by, among other things, operating difficulties;

  •
  failure of the Partnership's shipping partners to perform their contractual obligations to the Partnership;

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

  •
  changes in the regulatory treatment of biomass in core and emerging markets for utility-scale generation;

  •
  inability to acquire or maintain necessary permits or rights for our production, transportation and terminaling operations;

  •
  inability to obtain necessary production equipment or replacement parts;

  •
  technical difficulties or failures;

  •
  labor disputes;

  •
  late delivery of raw materials;

  •
  inability of our customers to take delivery of products or their rejection of delivery of products;

  •
  changes in the price and availability of transportation;

  •
  changes in foreign currency exchange rates;

  •
  changes in the quality specifications for our products that are required by our customers; and

  •
  our ability to borrow funds and access capital markets.

        In addition, the actual amount of cash we have available for distribution depends on other factors, some of which are beyond our control, including:

  •
  the level of capital expenditures we make;

  •
  costs associated with construction projects at our existing facilities and future construction projects;

  •
  fluctuations in our working capital needs;

  •
  our treatment as a flow-through entity for U.S. federal income tax purposes;

  •
  our debt service requirements and other liabilities;

  •
  restrictions contained in our existing or future debt agreements; and

  •
  the amount of cash reserves established by our General Partner.

The amount of cash we have available for distribution to holders of our units depends primarily on our cash flow and not solely on profitability, which may prevent us from making cash distributions during periods when we record net income.

        The amount of cash we have available for distribution depends primarily upon our cash flow, including cash flow from reserves and working capital or other borrowings, and not solely on profitability, which will be affected by non-cash items. As a result, we may pay cash distributions during periods when we record net losses for financial accounting purposes and may be unable to pay cash distributions during periods when we record net income.

We have incurred losses from operations during certain periods since our inception and may do so in the future.

        We incurred a net loss of $5.5 million for the year ended December 31, 2013. Additionally, we may incur net losses in the future. The uncertainty and risks described in this Annual Report may impede our ability to remain profitable or have positive cash flows from operating activities in the future.

Substantially all of our revenues are generated under contracts with two customers, and the loss of any of them could adversely affect our business, financial condition, results of operations, cash flows and ability to make cash distributions. We may not be able to renew or obtain new and favorable contracts with these customers when our existing contracts expire, and we may not be able to obtain contracts with new customers, which could adversely affect our revenues and profitability.

        Our contracts with Drax and ENGIE represent substantially all of our sales volumes. Because we have a small number of customers, our off-take contracts subject us to counterparty risk concentration. The ability of each of our customers to perform its obligations under a contract with us will depend on a number of factors that are beyond our control and may include, among other things, the overall financial condition of the counterparty, the counterparty's access to capital, the condition of the Northern European power generation industry, continuing economic support for wood pellet-generated power and general economic conditions. In addition, in depressed market conditions, our customers may no longer need the amount of our products they have contracted for or may be able to obtain comparable products at a lower price. If our customers experience a significant downturn in their business or financial condition, they may attempt to renegotiate or declare force majeure under our contracts. Recently, an affiliate of the owner of the Langerlo power station filed for insolvency in a German court, and although our customer is not party to the proceedings, the impact of the affiliate's insolvency on our customer's ability to perform its obligations under the Langerlo Contract remains uncertain. Should any counterparty fail to honor its obligations under a contract with us, we could sustain losses, which could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution. We may also decide to renegotiate our existing contracts on less favorable terms and at reduced volumes in order to preserve our relationships with our customers.

        Upon the expiration of our off-take contracts, our customers may decide not to recontract on terms as favorable to us as our current contracts, or at all. For example, our current customers may acquire wood pellets from other providers that offer more competitive pricing or logistics or develop their own sources of wood pellets. Some of our customers could also exit their current business or be acquired by other companies that purchase wood pellets from other providers. The demand for wood pellets or their prevailing prices at the time our current off-take contracts expire may also render entry into new long-term off-take contracts difficult or impossible.

        Any reduction in the amount of wood pellets purchased by our customers, renegotiation on less favorable terms, or inability to enter into new contracts on economically acceptable terms upon the expiration of our current contracts could have a material adverse effect on our results of operations, business and financial position, as well as our ability to pay distributions to our unitholders.

We derive substantially all of our revenues from customers in Northern Europe. If we fail to diversify our customer base in the future, our results of operations, business and financial position and ability to make cash distributions could be materially adversely affected.

        A substantial portion of our revenues has historically been derived from customers in Northern Europe, and our revenues have been heavily dependent on developments in the Northern European markets. If economic, political and financial market conditions in Europe remain uncertain as a result of continued weakness in European economies, our customers may respond by suspending, delaying or reducing their expenditures. Our failure to successfully penetrate markets outside of Northern Europe in the future could have a material adverse effect on our results of operations, business and financial position, and our ability to pay distributions to our unitholders.

Our exposure to currency exchange rate fluctuations may result in fluctuations in our cash flows and could have an adverse effect on our financial condition and results of operations.

        Fluctuations in currency exchange rates could be material to us depending upon, among other things, the currency denominations of our off-take contracts. In particular, we may in the future be sensitive to fluctuations in currency exchange rates between the U.S. dollar and the British Pound as sales under the EVA-MGT Contract are denominated in pounds. Deliveries under the EVA-MGT Contract do not begin until 2019 and the contract is contingent upon the Tees REP reaching financial close.

        There may be instances in which costs and revenue will not be matched with respect to currency denomination. As a result, to the extent that we continue to expand our customer base as anticipated, it is possible that increasing portions of revenue, costs, assets and liabilities will be subject to fluctuations in foreign currency valuations. We may experience economic loss and a negative impact on earnings or net assets solely as a result of foreign currency exchange rate fluctuations.

Changes in government policies, incentives and taxes implemented to support increased generation of low-carbon and renewable energy may affect customer demand for our products.

        Consumers of utility-grade wood pellets currently use our products either as part of a binding obligation to generate a certain percentage of low-carbon energy or because they receive direct or indirect financial support or incentives to do so. Financial support is often necessary to cover the generally higher costs of wood pellets compared to conventional fossil fuels like coal. In most countries, once the government implements a tax (e.g., the UK's carbon price floor tax) or a preferable tariff or a specific renewable energy policy either supporting a renewable energy generator or the energy generating sector as a whole, such tax, tariff or policy is guaranteed for a specified period of time, sometimes for the investment lifetime of any electricity generator's project. However, the government may modify its tax, tariff, or incentive regimes, and the future availability of such taxes, tariffs or policies, either in current jurisdictions beyond the prescribed timeframes or in new jurisdictions, is uncertain. Demand for wood pellets could be substantially lower than expected if government support is reduced or delayed or, in the future, is insufficient to enable successful deployment of biomass power to the levels currently projected. In addition, regulatory changes such as new requirements to install additional pollution control technology or curtail operations to meet new GHG emission limits, may also affect demand for our products. For example, in the U.S., current regulations exempt biomass-fired generating units from GHG emission regulations of U.S. EPA. In July 2013, the D.C. Circuit Court, in Center for Biological Diversity v. EPA vacated U.S. EPA's July 1, 2011 decision to grant a three-year deferral of the applicability of Prevention of Significant Deterioration ("PSD") and Title V permitting requirements for carbon dioxide emissions to certain biomass-fired generators. However, the D.C. Circuit Court also stayed its ruling and delayed any rehearing until after the Supreme Court issued its decision in Utility Air Regulatory Group (UARG) v. EPA, effectively leaving U.S. EPA's deferral in place. Although the U.S. Supreme Court issued its decision in UARG v. EPA in June 2014, generally upholding U.S. EPA's authority to regulate GHG emissions from certain stationary sources, there has been no resolution of the validity of U.S. EPA's exemption for biomass-fired facilities. On September 19, 2014, the D.C. Circuit Court issued an order extending the deadline to submit petitions for rehearing in Center for Biological Diversity v. EPA until the D.C. Circuit Court issues its mandate in a related case, Coalition for Responsible Regulation v. EPA. In June 2015, U.S. EPA requested the D.C. Circuit Court deny a rehearing since U.S. EPA's three-year deferral expired last year, making any challenges to the rule moot.

        In August 2015, U.S. EPA issued its final CPP rule that establishes carbon pollution standards for existing power plants, called Carbon Dioxide ("CO2") emission performance rates. U.S. EPA expects each state to develop implementation plans for power plants in its state to meet the individual state targets established in the CPP. Although the rule calls for state plans to be submitted in September 2016, subject to potential extensions of up to two years for final plan submission, the recent Supreme Court stay of the rule creates significant uncertainty with respect to the timing of the development of state plans. The first Clean Power Plan compliance period begins in 2022, and emission reductions will be phased in up to 2030. U.S. EPA also proposed a federal compliance plan to implement the CPP in the event that an approvable state plan is not submitted to U.S. EPA. After the final rule was published in October 2015, over two dozen states and various industry groups filed several petitions that were later consolidated in the D.C. Circuit Court challenging the rule and seeking a stay of the CPP while litigation is ongoing. On February 9, 2016, the U.S. Supreme Court granted a stay of the implementation of the CPP before the D.C. Circuit Court even issued a decision. By its terms, this stay will remain in effect throughout the pendency of the appeals process including at the D.C. Circuit Court and the Supreme Court through any certiorari petition that may be granted. The stay suspends the rule, including the requirement that states submit their initial plans by September 2016. The Supreme Court's stay applies only to U.S. EPA's regulations for CO2 emissions from existing power plants and will not affect U.S. EPA's standards for new power plants. It is not yet clear how either the D.C. Circuit Court or the Supreme Court will rule on the legality of the CPP.

        Even if the final CPP withstands judicial review, the status of biomass under the rule is not clear. Although the final rule contemplates that states may use biomass as a tool to comply with their obligations to reduce GHG emissions from existing power plants, it does not provide clear guidance on how biomass policies may be implemented under the rule. U.S. EPA may issue supplemental guidance as part of its Model Trading Rules, but the timing of any future rulemakings or guidance to clarify the status of biomass under the CPP remains uncertain in light of the Supreme Court's stay of the rule. An additional source of uncertainty regarding future biomass guidance or rules from U.S. EPA is the outcome of its ongoing scientific process to assess biogenic carbon dioxide emissions from stationary sources. In November 2014, U.S. EPA released a revised methodological framework for assessing biogenic carbon dioxide emissions from stationary sources. U.S. EPA also released a memorandum explaining that it expects to recognize biogenic carbon dioxide emissions and climate policy benefits of waste-derived and certain forest-derived industrial byproduct feedstocks when considering state compliance plans under the CPP and the PSD program going forward. The updated draft framework is currently subject to review by U.S. EPA's Scientific Advisory Board (the "SAB"), and the SAB's final report should be submitted to U.S. EPA in 2016, raising the possibility that U.S. EPA will adopt a policy approach to address biogenic carbon dioxide emissions based upon the SAB's review of its proposed framework. Therefore, it is possible that in the future, U.S. EPA or individual states may seek (or be required) to regulate carbon dioxide or other GHG emissions from biomass-fired power plants, including requiring such plants to retroactively obtain permits or install pollution control technology. Such developments could negatively impact the demand for wood pellets and limit our growth in the U.S. market. In addition, regulatory actions to address GHG emissions from biomass in the U.S. could be used as precedents by regulators in our primary markets, and any subsequent changes in the regulatory schemes in Europe could impact demand for wood pellets.

The international nature of our business subjects us to a number of risks, including foreign exchange and unfavorable political, regulatory and tax conditions in foreign countries.

        Substantially all of our current product sales are to customers that operate outside of the United States. As a result, we face certain risks inherent to maintaining international operations that include, but are not limited to, the following:

  •
  foreign exchange movements, which may make it more difficult for our customers to make payments denominated in U.S. dollars or exert pricing pressure on new contracts compared to competitors that source in a weaker currency;

  •
  restrictions on foreign trade and investment, including currency exchange controls imposed by or in other countries; and

  •
  trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could increase the prices of our products and make our products less competitive in some countries.

        Our business in foreign countries requires us to respond to rapid changes in market conditions in these countries. Our overall success as a global business depends, in part, on our ability to succeed under differing legal, regulatory, economic, social and political conditions. There can be no assurance, however, that we will be able to develop, implement and maintain policies and strategies that will be effective in each location where our customers operate. Any of the foregoing factors could have a material adverse effect on our results of operations, business and financial position and our ability to pay distributions to our unitholders.

Federal, state and local legislative and regulatory initiatives relating to forestry products and the potential for related litigation could result in increased costs, additional operating restrictions or delays for our suppliers and customers, respectively, which could cause a decline in the demand for our products and negatively impact our business, financial condition and results of operations.

        Currently, our raw materials are byproducts of traditional timber harvesting, principally the tops and limbs of trees as well as other low-value wood materials that are generated in a harvest, and industrial residuals (chips, sawdust and other wood industry byproducts). Commercial forestry is regulated by complex regulatory frameworks at each of the federal, state, and local levels. Among other federal laws, the Clean Water Act and ESA have been applied to commercial forestry operations through agency regulations and court decisions, as well as through the delegation to states to implement and monitor compliance with such laws. State forestry laws, as well as land use regulations and zoning ordinances at the local level, are also used to manage forests in the Southeastern U.S., as well as other regions from which we may need to source raw materials in the future. Any new or modified laws or regulations at any of these levels could have the effect of reducing forestry operations in areas where we procure our raw materials, and consequently may prevent us from purchasing raw materials in an economic manner, or at all. In addition, future regulation of, or litigation concerning, the use of timberlands, the protection of endangered species, the promotion of forest biodiversity, and the response to and prevention of wildfires, as well as litigation, campaigns or other measures advanced by environmental activist groups, could also reduce the availability of the raw materials required for our operations.

The actions of certain non-governmental organizations could result in increased or adverse regulation of our business.

        Certain non-governmental organizations with an interest in environmental issues have expressed their opposition to the use of biomass for power generation, both publicly and directly to domestic and foreign regulators, policy makers, power generators and other industrial users of biomass. These organizations are also actively lobbying domestically and abroad to significantly increase the regulation of, and reduce or eliminate the incentives and support for, the production and use of biomass for power generation. These organizations may also seek to increase regulation through litigation. For example, in Center for Biological Diversity, et al. v. EPA, environmental groups contested U.S. EPA's decision to defer regulation of carbon dioxide emissions from biomass-fired power plants. It is possible that the continued efforts of these organizations, whether through lobbying, litigation or other means, will result in the adoption of regulation that could adversely affect our current operations or those of our customers or impede expansions. The occurrence of any of these events could have a material adverse effect on our results of operations, business and financial condition, and our ability to make cash distributions to our unitholders.

The viability of our customers' businesses may also affect demand for our products and the results of our business and operations.

        The viability of our customers' businesses is dependent on their ability to compete in their respective electricity and heat markets. Our customers' competitiveness is a function of, among other things, the market price of electricity, the market price of competing fuels (e.g. coal and natural gas), the relative cost of carbon and the costs of generating heat or electricity using other renewable energy technologies. Changes in the values of the inputs and outputs of our customers' businesses, or of the businesses of their competitors, could have a material adverse effect on our customers and, as a result, could have a material adverse effect on our results of operations, business and financial position, and our ability to pay distributions to our unitholders.

The growth of our business depends in part upon locating and acquiring interests in additional production plants and deep-water marine terminals at favorable prices.

        Our business strategy includes growing our business through drop-down and third-party acquisitions that result in an increase in our cash available for distribution per unit. Various factors could affect the availability of attractive projects to grow our business, including:

  •
  our sponsor's failure to complete its or the Hancock JV's development projects in a timely manner or at all, which could result from, among other things, permitting challenges, failure to procure the requisite financing or equipment, construction difficulties or an inability to obtain an off-take contract on acceptable terms;

  •
  our sponsor's failure to offer its assets or the assets of the Hancock JV for sale;

  •
  our failure or inability to exercise our right of first offer with respect to any asset that our sponsor offers, or compels the Hancock JV to offer, to us; and

  •
  fewer third-party acquisition opportunities than we expect, which could result from, among other things, available projects having less desirable economic returns, anti-trust concerns or higher risk profiles than we believe suitable for our business plan and investment strategy.

        Any of these factors could prevent us from executing our growth strategy or otherwise could have a material adverse effect on our results of operations, business and financial position, and our ability to pay distributions to our unitholders.

Any acquisitions we make may reduce, rather than increase, our cash generated from operations on a per unit basis.

        We may consummate acquisitions that we believe will be accretive, but that result in a decrease in our cash available for distribution per unit. Any acquisition involves potential risks, some of which are beyond our control, including, among other things:

  •
  mistaken assumptions about revenues and costs, including synergies;

  •
  the inability to successfully integrate the businesses we acquire;

  •
  the inability to hire, train or retain qualified personnel to manage and operate our business and newly acquired assets;

  •
  the assumption of unknown liabilities;

  •
  limitations on rights to indemnity from the seller;

  •
  mistaken assumptions about the overall costs of equity or debt;

  •
  the diversion of management's attention to other business concerns;

  •
  unforeseen difficulties in connection with operating in new product areas or new geographic areas;

  •
  customer or key employee losses at the acquired businesses; and

  •
  the inability to meet the obligations in off-take contracts associated with acquired production plants.

        If we consummate any future acquisitions, our capitalization and results of operations may change significantly, and unitholders will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in determining the application of our funds and other resources.

If there are significant increases in the cost of raw materials or our suppliers suffer from operating or financial difficulties, we could generate lower revenue, operating profits and cash flows or lose our ability to meet commitments to our customers.

        We purchase wood fiber from third-party landowners and other suppliers for use at our production plants. Our reliance on third parties to secure wood fiber exposes us to potential price volatility and unavailability of such raw materials, and the associated costs may exceed our ability to pass through such price increases under our contracts with our customers. Further, delays or disruptions in obtaining wood fiber may result from a number of factors affecting our suppliers, including extreme weather, production or delivery disruptions, inadequate logging capacity, labor disputes, impaired financial condition of a particular supplier, the inability of suppliers to comply with regulatory or sustainability requirements or decreased availability of raw materials. In addition, other companies, whether or not in our industry, could procure wood fiber within our procurement areas and adversely change regional market dynamics, resulting in insufficient quantities of raw material or higher prices. Any of these events could increase our operating costs or prevent us from meeting our commitments to our customers, and thereby could have a material adverse effect on our results of operations, business and financial position, and our ability to make distributions to our unitholders.

        Any interruption or delay in the supply of wood fiber, or our inability to obtain wood fiber at acceptable prices in a timely manner, could impair our ability to meet the demands of our customers and expand our operations, which could have a material adverse effect on our results of operations, business and financial position, and our ability to make distributions to our unitholders.

We are exposed to the credit risk of customers for our products, and any material nonpayment or nonperformance by our customers could adversely affect our financial results and cash available for distribution.

        We are subject to the risk of loss resulting from nonpayment or nonperformance by our customers, whose operations are concentrated in the Northern European power generation industry. Our credit procedures and policies may not be adequate to fully eliminate customer credit risk. If we fail to adequately assess the creditworthiness of existing or future customers, or if their creditworthiness deteriorates unexpectedly, any resulting unremedied nonpayment or nonperformance by them could have a material adverse effect on our results of operations, business and financial position, and our ability to make cash distributions to our unitholders.

We could suffer a catastrophic failure of the shiploading equipment at the Port of Chesapeake or Port Panama City or be adversely impacted by a port closure.

        A significant portion of our total production is loaded for shipment utilizing automated conveyor and ship loading equipment at the Port of Chesapeake and Port Panama City. Should we suffer a catastrophic failure of this equipment, we could be unable to fulfill off-take obligations or incur substantial additional transportation costs that would reduce cash flow. We may also lose access to the ports or our facilities if they are closed for security or weather-related reasons.

Fluctuations in transportation costs and the availability or reliability of shipping, rail or truck transportation could reduce revenues by causing us to reduce our production or by impairing our ability to deliver products to our customers or the ability of our customers to take delivery.

        Disruptions of local or regional transportation services due to shortages of vessels, barges, railcars or trucks, weather-related problems, flooding, drought, accidents, mechanical difficulties, bankruptcy, strikes, lockouts, bottlenecks or other events could temporarily impair our ability to deliver products to our customers and might, in certain circumstances, constitute a force majeure event under our customer contracts, permitting our customers to suspend taking delivery of and paying for our products.

In addition, persistent disruptions in marine transportation may force us to halt production as we reach storage capacity at our deep-water marine terminals. Accordingly, if the transportation services we use to transport our products are disrupted, and we are unable to find alternative transportation providers, it could have a material adverse effect on our results of operations, business and financial position, and our ability to make cash distributions to our unitholders.

Our long-term, fixed price off-take contracts with our customers may preclude us from taking advantage of an increase in spot market prices for our products and only partially offset certain cost increases.

        Our off-take contracts set base prices subject to annual price escalation and other pricing adjustments for changes in certain of our underlying costs of operations. In periods of increased spot market prices, our revenues could be significantly lower than they would otherwise be as a result of being party to such contracts, reducing the net income and cash available for distribution that we would otherwise generate. In addition, our current and future competitors may be in a better position to take advantage of increases in spot market prices.

        Each of our off-take contracts provides for an annual price escalator, and certain of our off-take contracts provide for cost pass-through mechanisms for either stumpage or shipping fuel. However, these cost pass-through mechanisms only pass a portion of our total costs through to our customers. If our operating costs increase significantly during the terms of our off-take contracts beyond the levels of pricing and cost protection afforded to us under the terms of our contracts, our results of operations, business and financial position, and our ability to make cash distributions to our unitholders could be materially adversely affected.

Termination penalties within our off-take contracts may not fully compensate us for total economic losses suffered by us.

        Certain of our off-take contracts provide the customer with a right of termination for various events of convenience or changes in law or policy. Although certain of these contracts are subject to certain protective termination payments, the termination payments made by our customers may not fully compensate us for losses resulting from a termination by such counterparty. In each case, we may be unable to re-contract our production at favorable prices or at all, and our results of operations, business and financial position, and our ability to make cash distributions to our unitholders may be materially adversely affected as a result.

We may be required to make substantial capital expenditures to maintain our facilities.

        Although we currently use a portion of our cash reserves and cash generated from our operations to maintain, develop and improve our assets and facilities, such investment may, over time, be insufficient to preserve the operating profile required for us to meet our planned profitability. Accordingly, if additional capital expenditures are required, our results of operations, business and financial position, and our ability to make cash distributions to our unitholders may be materially adversely affected.

We compete with other wood pellet producers, and, if growth in domestic and global demand for wood pellets meets or exceeds management's expectations, the competition within our industry may grow significantly.

        We compete with other wood pellet production companies in the United States for the customers to whom we sell our products. Other current producers of utility-grade wood pellets in North America include Fram Renewable Fuels, LLC, which is owned by an individual investor, Georgia Biomass, LLC, a plant owned by RWE Innogy, Rentech, Inc., Pacific BioEnergy, Pinnacle Renewable Energy Inc., Drax Biomass Inc., affiliates of German Pellets GmbH, The Navigator Company, S.A., Zilkha Biomass LLC and The Westervelt Company. Competition in our industry is based on price, consistency and quality of product, site location, distribution and logistics capabilities, customer service and reliability of supply. Some of our competitors may have greater financial and other resources than we do, may develop technology superior to ours or may have production plants that are sited in more advantageous locations from a transport or other cost perspective.

        In addition, we expect global demand for solid biomass to increase significantly in the coming years. This demand growth may lead to a significant increase in the production levels of our existing competitors and may incentivize new, well-capitalized competitors to enter the industry, both of which could reduce the demand and the prices we are able to obtain under future off-take contracts. Significant price decreases or reduced demand could have a material adverse effect on our results of operations, business and financial position, and our ability to pay distributions to our unitholders.

For our products to be acceptable to our customers, they must comply with stringent sustainability requirements, of which some elements are still under development.

        Biomass energy generation requires the use of biomass that is from acceptable sources and is demonstrably sustainable. Within Europe (and the United Kingdom, in particular), this is implemented through biomass sustainability criteria, which will become a mandatory element of eligibility for financial subsidies to biomass energy generators in the future. As a biomass fuel supplier, the viability of our business is therefore dependent upon our ability to comply with such requirements. This may restrict the types of biomass we can use and the geographic regions from which we source our raw materials, and may require us to reduce the greenhouse gas emissions associated with our supply and production processes. Currently, some elements of the criteria with which we will have to comply, including rules relating to forest management practices, are not yet finalized. If more stringent sustainability requirements are adopted in the future, demand for our products could be materially reduced in certain markets, and our results of operations, business and financial position, and our ability to make cash distributions to our unitholders may be materially adversely affected as a result.

Our level of indebtedness may increase and reduce our financial flexibility.

        In April 2015, we entered into a Credit Agreement (the "Credit Agreement") providing for (i) a $174.5 million term loan facility and (ii) a $25.0 million revolving credit facility (collectively, the "Original Credit Facilities"). In December 2015, we entered into the First Incremental Term Loan Assumption Agreement (the "Assumption Agreement") providing for $36.5 million of incremental borrowing (the "Incremental Term Advances" and, together with the Original Credit Facilities, the "Senior Secured Credit Facilities") under the Credit Agreement. As of December 31, 2015, our total debt was $213.2 million, which was primarily comprised of $206.8 million outstanding under our Senior Secured Credit Facilities, $3.3 million related to a construction loan and working capital line due 2016 related to our Wiggins plant, a note in the amount of $2.0 million due 2017 related to the acquisition of our Amory plant and a promissory note of $0.7 million due 2017 related to the land purchase for the Southampton plant development and other loans and capital leases totaling $0.4 million. In the future, we may incur additional indebtedness in order to make acquisitions or to develop our properties. Our level of indebtedness could affect our operations in several ways, including the following:

  •
  a significant portion of our cash flows could be used to service our indebtedness;

  •
  the covenants contained in the agreements governing our outstanding indebtedness may limit our ability to borrow additional funds, dispose of assets, pay distributions and make certain investments;

  •
  our debt covenants may also affect our flexibility in planning for, and reacting to, changes in the economy and in our industry;

  •
  a high level of debt would increase our vulnerability to general adverse economic and industry conditions;

  •
  a high level of debt may place us at a competitive disadvantage compared to our competitors that are less leveraged and therefore may be able to take advantage of opportunities that our indebtedness would prevent us from pursuing; and

  •
  a high level of debt may impair our ability to obtain additional financing in the future for working capital, capital expenditures, debt service requirements, acquisitions, general partnership or other purposes.

        In addition, borrowings under the Senior Secured Credit Facilities and potentially other credit facilities we or our subsidiaries may enter into in the future will bear interest at variable rates. If market interest rates increase, such variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow.

        In addition to our debt service obligations, our operations require substantial expenditures on a continuing basis. Our ability to make scheduled debt payments, to refinance our obligations with respect to our indebtedness and to fund capital and non-capital expenditures necessary to maintain the condition of our operating assets and properties, as well as to provide capacity for the growth of our business, depends on our financial and operating performance. General economic conditions and financial, business and other factors affect our operations and our future performance. Many of these factors are beyond our control. We may not be able to generate sufficient cash flows to pay the interest on our debt, and future working capital, borrowings or equity financing may not be available to pay or refinance such debt.

An increase in the price or a significant interruption in the supply of electricity could have a material adverse effect on our results of operations.

        Our production plants use a substantial amount of electricity. The price and supply of electricity are unpredictable and can fluctuate significantly based on international, political and economic circumstances, as well as other events outside our control, such as changes in supply and demand due to weather conditions, regional production patterns and environmental concerns. In addition, potential climate change regulations or carbon or emissions taxes could result in higher production costs for electricity, which may be passed on to us in whole or in part. A significant increase in the price of electricity or an extended interruption in the supply of electricity to our production plants could have a material adverse effect on our results of operations, cash flows and ability to make cash distributions.

Changes in the price of diesel fuel may adversely affect our results of operations.

        Diesel fuel costs generally fluctuate with world crude oil prices, and accordingly are subject to political, economic and market factors that are outside of our control. Our operations are dependent on rolling stock and trucks, and diesel fuel costs are a significant component of the operating expense of these vehicles. In addition, diesel fuel is consumed by our wood suppliers in the harvesting and transport of our raw material and is therefore a component of the delivered cost we pay for wood fiber. It is also consumed by the changes in handling equipment at our facilities. Some of our off-take contracts contain mechanisms that are intended to reduce the impact that changes in the price of diesel fuel would have on us, but these mechanisms may not be effective. Accordingly, changes in diesel fuel prices could have an adverse effect on our results of operations, cash flows and ability to make cash distributions.

Our business may suffer if we lose, or are unable to attract and retain, key personnel.

        We depend to a large extent on the services of our senior management team and other key personnel. Members of our senior management and other key employees collectively have extensive expertise in designing, building and operating wood pellet production plants, negotiating long-term off-take contracts and managing businesses such as ours. Competition for management and key personnel is intense, and the pool of qualified candidates is limited. The loss of any of these individuals or the failure to attract additional personnel, as needed, could have a material adverse effect on our operations and could lead to higher labor costs or the use of less-qualified personnel. In addition, if any of our executives or other key employees were to join a competitor or form a competing company, we could lose customers, suppliers, know-how and key personnel. Our success is dependent on our ability to continue to attract, employ and retain highly skilled personnel.

Failure to maintain effective quality control systems at our production plants and deep-water marine terminals could have a material adverse effect on our business and operations.

        The performance and quality of our products are critical to the success of our business. These factors depend significantly on the effectiveness of our quality control systems which, in turn, depends on a number of factors. These include the design of our quality control systems, our quality training program and our ability to ensure that our employees adhere to our quality control policies and guidelines. Any significant failure or deterioration of our quality control systems could have a material adverse effect on our business, financial condition, results of operations and reputation.

Our operations are subject to operational hazards and downtimes or interruptions, which may have a material adverse effect on our business and results of operation. We may also not be adequately insured against such events.

        We produce a combustible product. Fires and explosions have occurred in our industry. As a result, our business could be adversely affected by these and other operational hazards and could suffer catastrophic loss due to unanticipated events such as explosions, fires, natural disasters or severe weather conditions. Severe weather, such as floods, earthquakes, hurricanes or other catastrophes, or climatic phenomena, such as drought, may impact our operations by causing weather-related damage to our facilities and equipment and impact our customers' ability to take delivery of our products. Such severe weather may also adversely affect the ability of our suppliers to provide us with the raw materials we require or the ability of vessels to load, transport and unload our product. In addition, our facilities are subject to the risk of unexpected equipment failures. At our production plants, our manufacturing processes are dependent upon critical pieces of equipment, and such equipment may, on occasion, be out of service as a result of such failures. As a result, we may experience material plant shutdowns or periods of reduced production.

        Any interference with or curtailment of our operations could result in a loss of productivity, an increase in our operating costs or a breach of our obligations to deliver contracted volumes to our customers. Any breach of our contractual obligations as a result of periods of downtime or reduced production may have a material adverse effect on our business, results of operations, cash flows and ability to make cash distributions.

        In addition, we may not be fully insured against all risks incident to our business, including the risk of our operations being interrupted due to severe weather and natural disasters. Furthermore, we may be unable to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for certain of our insurance policies could escalate. In some instances, insurance could become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we are not fully insured, it could have a material adverse effect on our financial condition, results of operations and cash available for distribution to unitholders.

Our operations are subject to stringent environmental and occupational health and safety laws and regulations that may expose us to significant costs and liabilities.

        Our operations are subject to stringent federal, regional, state and local environmental, health and safety laws and regulations. These laws and regulations govern environmental protection, occupational health and safety, the release or discharge of materials into the environment, air emissions, wastewater discharges, the investigation and remediation of contaminated sites and allocation of liability for cleanup of such sites. These laws and regulations may restrict or impact our business in many ways, including by requiring us to acquire permits or other approvals to conduct regulated activities; limiting our air emissions or wastewater discharges or requiring us to install costly equipment to control, reduce or treat such emissions or discharges; imposing requirements on the handling or disposal of wastes; impacting our ability to modify or expand our operations (for example, by limiting or prohibiting construction and operating activities in environmentally sensitive areas); and imposing health and safety requirements for worker protection. We may be required to make significant capital and operating expenditures to comply with these laws and regulations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of investigatory or remedial obligations, suspension or revocation of permits and the issuance of orders limiting or prohibiting some or all of our operations. Adoption of new or modified environmental laws and regulations may impair the operation of our business, delay or prevent expansion of existing facilities or construction of new facilities and otherwise result in increased costs and liabilities, which may be material.

        Certain environmental laws, including the Comprehensive Environmental Response, Compensation, and Liability Act and analogous state laws, impose strict as well as joint and several liability without regard to comparative fault. Under these laws, we may be required to remediate contaminated properties currently or formerly operated by us, or facilities of third parties that received waste generated by our operations. Such remediation obligations may be imposed regardless of whether such contamination resulted in whole or in part from the conduct of others and whether such contamination resulted from actions (by us or third parties) that complied with all applicable laws in effect at the time of those actions. In addition, claims for damages to persons or property, including natural resources, may result from the environmental, health and safety impacts of our operations, including accidental spills or releases in the course of our operations or those of a third party. Although we are not presently aware of any material contamination on our properties or any material remediation liabilities, there is no assurance that we will not be exposed to significant remediation obligations or liabilities in the future.

Climate change legislation, regulatory initiatives and litigation could result in increased operating costs.

        U.S. EPA has recently issued regulations that would limit GHGs from certain existing and new electric generating units, and the Supreme Court has upheld U.S. EPA's authority to regulate GHG emissions from certain stationary sources. In August 2015, U.S. EPA issued its final CPP rule establishing carbon pollution standards for power plants and setting a target carbon emissions reduction in the power sector of 32% below 2005 levels by 2030. U.S. EPA expected each state to develop implementation plans for power plants in its state to meet the individual state targets established in the CPP. U.S. EPA also proposed a federal compliance plan to implement the CPP in the event that an approvable state plan was not submitted to U.S. EPA. After the final rule was published in October 2015, over two dozen states and various industry groups filed several petitions that were later consolidated in the D.C. Circuit Court challenging the rule and seeking a stay of the CPP while litigation is ongoing. On February 9, 2016, the U.S. Supreme Court granted a stay of the implementation of the CPP before the D.C. Circuit Court even issued a decision. By its terms, this stay will remain in effect throughout the pendency of the appeals process including at the D.C. Circuit Court and the Supreme Court through any certiorari petition that may be granted. The stay suspends the rule, including the requirement that states submit their initial plans by September 2016. The Supreme Court's stay applies only to U.S. EPA's regulations for CO2 emissions from existing power plants and will not affect U.S. EPA's standards for new power plants. It is not yet clear how either the D.C. Circuit Court or the Supreme Court will rule on the legality of the CPP.

        Although the legal challenges to the CPP are ongoing, U.S. EPA may still proceed with other activities to address climate change that could impact our operations. Previously, U.S. EPA adopted GHG regulations under its existing Clean Air Act authority, including regulations requiring monitoring and reporting of GHG emissions and consideration of potential emission controls for certain new or modified facilities. In a November 2014 memorandum, U.S. EPA exempted biogenic carbon dioxide from consideration under the existing permitting regime for GHGs from stationary sources (the PSD permitting program). However, recent progress in the SAB's review of U.S. EPA's proposed framework to assess biogenic carbon dioxide emissions increases the likelihood that U.S. EPA will finalize an approach to include biogenic carbon dioxide emissions in stationary source permitting.

        Should U.S. EPA finalize an approach to biogenic carbon dioxide emissions under either the CPP or a framework for permitting GHG emissions from new sources, the use of biomass to reduce GHG emissions reductions in the U.S. regulatory context could require us to undertake substantial additional tracking and monitoring of sources within our supply chain, which could increase our operating costs.

        In addition, U.S. EPA is still evaluating its approach to the treatment of biogenic carbon dioxide emissions from stationary sources. The adoption of a different approach in the United States could be treated as precedential by European regulators and impact the regulatory treatment of our product in our primary markets.

        Also, almost half of U.S. states, either individually or through multi-state regional initiatives, have begun to address GHG emissions, primarily through the planned development of GHG emission inventories and/or regional GHG cap-and-trade programs. Although neither the U.S. Congress nor the states in which our facilities are located have adopted such legislation at this time, they may do so in the future.

        Many nations have agreed to limit emissions of GHGs pursuant to the United Nations Framework Convention on Climate Change and more recently, in December 2015, 195 countries met in Paris, France to approve a landmark climate accord. The United States is one of the nations participating in the adoption of the new Paris Agreement to cut GHG emissions. If the Paris agreement enters into force, it could be the basis for individual countries to undertake efforts to reduce GHG emissions.

        Although it is not possible at this time to accurately estimate how potential future laws or regulations addressing GHG emissions would impact our business, any such future laws or implementing regulations could require us to incur increased operating or maintenance costs, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

Our business and operating results are subject to seasonal fluctuations.

        Our business is affected to some extent by seasonal fluctuations. The cost of producing wood pellets tends to be higher in the winter months because the delivered cost of fiber typically increases with wet weather and our raw materials have, on average, higher moisture content during such period of the year, resulting in a lower product yield. In addition, lower ambient temperatures increase the cost of drying wood fiber. As a result of these seasonal fluctuations, comparisons of operating measures between consecutive quarters may not be as meaningful as comparisons between longer reporting periods.

A terrorist attack or armed conflict could harm our business.

        Terrorist activities and armed conflicts could adversely affect the U.S. and global economies and could prevent us from meeting financial and other obligations or prevent our customers from meeting their obligations to us. We could experience loss of business, delays or defaults in payments from customers or disruptions of fuel supplies and markets, including if domestic and global power generators are direct targets or indirect casualties of an act of terror or war. Terrorist activities and the threat of potential terrorist activities and any resulting economic downturn could adversely affect our results of operations, impair our ability to raise capital or otherwise adversely impact our ability to realize certain business strategies.

Risks Related to Our Partnership Structure

Enviva Holdings, LP owns and controls our General Partner, which has sole responsibility for conducting our business and managing our operations. Our General Partner and its affiliates, including Enviva Holdings, LP, have conflicts of interest with us and limited duties, and they may favor their own interests to our detriment and that of our unitholders.

        Enviva Holdings, LP, owns and controls our General Partner and appoints all of the directors of our General Partner. Although our General Partner has a duty to manage us in a manner that it believes is not adverse to our interest, the executive officers and directors of our General Partner have a fiduciary duty to manage our General Partner in a manner beneficial to our sponsor. Therefore, conflicts of interest may arise between our sponsor or any of its affiliates, including our General Partner, on the one hand, and us or any of our unitholders, on the other hand. In resolving these conflicts of interest, our General Partner may favor its own interests and the interests of its affiliates over the interests of our common unitholders. These conflicts include the following situations, among others:

  •
  our General Partner is allowed to take into account the interests of parties other than us, such as our sponsor, in exercising certain rights under our partnership agreement;

  •
  neither our partnership agreement nor any other agreement requires our sponsor to pursue a business strategy that favors us;

  •
  our partnership agreement eliminates and replaces the fiduciary duties that would otherwise be owed by our General Partner with contractual standards governing its duties, limits our General Partner's liabilities and restricts the remedies available to our unitholders for actions that, without such eliminations and limitations, might constitute breaches of fiduciary duty;

  •
  except in limited circumstances, our General Partner has the power and authority to conduct our business without unitholder approval;

  •
  our General Partner determines the amount and timing of asset purchases and sales, borrowings, issuances of additional partnership securities and the level of reserves, each of which can affect the amount of cash that is distributed to our unitholders;

  •
  our General Partner determines the amount and timing of any cash expenditure and whether an expenditure is classified as a maintenance capital expenditure, which reduces operating surplus, or an expansion capital expenditure, which does not reduce operating surplus. This determination can affect the amount of cash from operating surplus that is distributed to our unitholders which, in turn, may affect the ability of the subordinated units to convert into common units;

  •
  our General Partner may cause us to borrow funds in order to permit the payment of cash distributions;

  •
  our partnership agreement permits us to distribute up to $39.3 million as operating surplus, even if it is generated from asset sales, borrowings other than working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions on our subordinated units or the incentive distribution rights;

  •
  our General Partner determines which costs incurred by it and its affiliates are reimbursable by us;

  •
  our partnership agreement does not restrict our General Partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with its affiliates on our behalf;

  •
  our General Partner intends to limit its liability regarding our contractual and other obligations;

  •
  our General Partner may exercise its right to call and purchase common units if it and its affiliates own more than 80% of the common units;

  •
  our General Partner controls the enforcement of obligations that it and its affiliates owe to us;

  •
  our General Partner decides whether to retain separate counsel, accountants or others to perform services for us; and

  •
  our General Partner may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to our General Partner's incentive distribution rights without the approval of the conflicts committee of the board of directors of our General Partner or the unitholders. This election may result in lower distributions to the common unitholders in certain situations.

        In addition, we may compete directly with our sponsor and entities in which it has an interest for acquisition opportunities and potentially will compete with these entities for new business or extensions of the existing services provided by us.

The board of directors of our General Partner may modify or revoke our cash distribution policy at any time at its discretion. Our partnership agreement does not require us to pay any distributions at all.

        Pursuant to our cash distribution policy, we intend to distribute quarterly at least $0.4125 per unit on all of our units to the extent we have sufficient cash after the establishment of cash reserves and the payment of our expenses, including payments to our General Partner and its affiliates. However, the board may change such policy at any time at its discretion and could elect not to pay distributions for one or more quarters. Please read Part II, Item 5. "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Cash Distribution Policy."

        In addition, our partnership agreement does not require us to pay any distributions at all. Accordingly, investors are cautioned not to place undue reliance on the permanence of such a policy in making an investment decision. Any modification or revocation of our cash distribution policy could substantially reduce or eliminate the amounts of distributions to our unitholders. The amount of distributions we make, if any, and the decision to make any distribution at all will be determined by the board of directors of our General Partner, whose interests may differ from those of our common unitholders. Our General Partner has limited duties to our unitholders, which may permit it to favor its own interests or the interests of our sponsor to the detriment of our common unitholders.

Our General Partner limits its liability regarding our obligations.

        Our General Partner limits its liability under contractual arrangements between us and third parties so that the counterparties to such arrangements have recourse only against our assets, and not against our General Partner or its assets. Our General Partner may therefore cause us to incur indebtedness or other obligations that are nonrecourse to our General Partner. Our partnership agreement provides that any action taken by our General Partner to limit its liability is not a breach of our General Partner's duties, even if we could have obtained more favorable terms without the limitation on liability. In addition, we are obligated to reimburse or indemnify our General Partner to the extent that it incurs obligations on our behalf. Any such reimbursement or indemnification payments would reduce the amount of cash otherwise available for distribution to our unitholders.

We intend to distribute a significant portion of our cash available for distribution to our partners, which could limit our ability to grow and make acquisitions.

        We intend to distribute most of our cash available for distribution, which may cause our growth to proceed at a slower pace than that of businesses that reinvest their cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our partnership agreement on our ability to issue additional units, including units ranking senior to the common units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may impact the cash that we have available to distribute to our unitholders.

Our partnership agreement eliminates and replaces our General Partner's fiduciary duties to holders of our units.

        Our partnership agreement contains provisions that eliminate and replace the fiduciary standards to which our General Partner would otherwise be held by state fiduciary duty law. For example, our partnership agreement permits our General Partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner, or otherwise free of fiduciary duties to us and our unitholders. This entitles our General Partner to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. Examples of decisions that our General Partner may make in its individual capacity include:

  •
  how to allocate business opportunities among us and its affiliates;

  •
  whether to exercise its call right;

  •
  whether to seek approval of the resolutions of a conflict of interest by the conflicts committee of the board of directors of our General Partner;

  •
  how to exercise its voting rights with respect to the units it owns;

  •
  whether to exercise its registration rights;

  •
  whether to elect to reset target distribution levels; and

  •
  whether or not to consent to any merger or consolidation of the partnership or amendment to the partnership agreement.

        Limited partners who own common units are treated as having consented to the provisions in the partnership agreement, including the provisions discussed above.

Our partnership agreement restricts the remedies available to holders of our units for actions taken by our General Partner that might otherwise constitute breaches of fiduciary duty.

        Our partnership agreement contains provisions that restrict the remedies available to unitholders for actions taken by our General Partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. For example, our partnership agreement provides that:

  •
  whenever our General Partner makes a determination or takes, or declines to take, any other action in its capacity as our general partner, our General Partner is generally required to make such determination, or take or decline to take such other action, in good faith, and will not be subject to any higher standard imposed by our partnership agreement, Delaware law, or any other law, rule or regulation, or at equity;

  •
  our General Partner and its officers and directors will not be liable for monetary damages or otherwise to us or our limited partners resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that such losses or liabilities were the result of conduct in which our General Partner or its officers or directors engaged in bad faith, meaning that they believed that the decision was adverse to the interest of the partnership or, with respect to any criminal conduct, with knowledge that such conduct was unlawful; and

  •
  our General Partner will not be in breach of its obligations under the partnership agreement or its duties to us or our limited partners if a transaction with an affiliate or the resolution of a conflict of interest is:

  (1)
  approved by the conflicts committee of the board of directors of our General Partner, although our General Partner is not obligated to seek such approval; or

  (2)
  approved by the vote of a majority of the outstanding common units, excluding any common units owned by our General Partner and its affiliates.

        In connection with a situation involving a transaction with an affiliate or a conflict of interest, other than one where our General Partner is permitted to act in its sole discretion, any determination by our General Partner must be made in good faith. If an affiliate transaction or the resolution of a conflict of interest is not approved by our common unitholders or the conflicts committee then it will be presumed that, in making its decision, taking any action or failing to act, the board of directors acted in good faith, and in any proceeding brought by or on behalf of any limited partner or the partnership, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

Our sponsor and other affiliates of our General Partner may compete with us.

        Our partnership agreement provides that our General Partner is restricted from engaging in any business activities other than acting as our general partner, engaging in those activities incidental to its ownership interest in us and providing management, advisory and administrative services to its affiliates or to other persons. However, affiliates of our General Partner, including our sponsor, are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with us. In addition, our sponsor may compete with us for investment opportunities and may own an interest in entities that compete with us.

        Pursuant to the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our General Partner or any of its affiliates, including its executive officers and directors and our sponsor. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us. Any such person or entity will not be liable to us or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. This may create actual and potential conflicts of interest between us and affiliates of our General Partner and result in less than favorable treatment of us and our unitholders.

The holder or holders of our incentive distribution rights may elect to cause us to issue common units to it in connection with a resetting of the incentive distribution without the approval of our unitholders. This election may result in lower distributions to our common unitholders in certain situations.

        The holder or holders of a majority of our incentive distribution rights (currently our General Partner) have the right, at any time when there are no subordinated units outstanding and we have made cash distributions in excess of the then-applicable third target distribution for each of the prior four consecutive fiscal quarters, to reset the initial target distribution levels at higher levels based on our cash distribution levels at the time of the exercise of the reset election. Following a reset election, a baseline distribution amount will be calculated equal to an amount equal to the prior cash distribution per common unit for the fiscal quarter immediately preceding the reset election (such amount is referred to as the "reset minimum quarterly distribution"), and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution.

        We anticipate that our General Partner would exercise this reset right in order to facilitate acquisitions or internal growth projects that would not be sufficiently accretive to cash distributions per unit without such conversion. However, our General Partner may transfer the incentive distribution rights at any time. It is possible that our General Partner or a transferee could exercise this reset election at a time when we are experiencing declines in our aggregate cash distributions or at a time when the holders of the incentive distribution rights expect that we will experience declines in our aggregate cash distributions in the foreseeable future. In such situations, the holders of the incentive distribution rights may be experiencing, or may expect to experience, declines in the cash distributions it receives related to the incentive distribution rights and may therefore desire to be issued our common units, which are entitled to specified priorities with respect to our distributions and which therefore may be more advantageous for them to own in lieu of the right to receive incentive distribution payments based on target distribution levels that are less certain to be achieved. As a result, a reset election may cause our common unitholders to experience dilution in the amount of cash distributions that they would have otherwise received had we not issued new common units to the holders of the incentive distribution rights in connection with resetting the target distribution levels.

Holders of our common units have limited voting rights and are not entitled to elect our General Partner or its directors, which could reduce the price at which our common units will trade.

        Compared to the holders of common stock in a corporation, unitholders have limited voting rights and, therefore, limited ability to influence management's decisions regarding our business. Unitholders have no right on an annual or ongoing basis to elect our General Partner or its board of directors. The board of directors of our General Partner, including the independent directors, is chosen entirely by our sponsor, as a result of it owning our General Partner, and not by our unitholders. Unlike publicly traded corporations, we do not conduct annual meetings of our unitholders to elect directors or conduct other matters routinely conducted at annual meetings of stockholders of corporations. As a result of these limitations, the price at which the common units trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

Even if holders of our common units are dissatisfied, they cannot currently remove our General Partner without our sponsor's consent.

        If our unitholders are dissatisfied with the performance of our General Partner, they have limited ability to remove our General Partner. Unitholders are currently unable to remove our General Partner without our sponsor's consent because our sponsor and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common and subordinated units voting together as a single class is required to remove our General Partner. As of March 1, 2016, our sponsor owned an aggregate of 53.5% of our common and subordinated units. In addition, any vote to remove our General Partner during the subordination period must provide for the election of a successor General Partner by the holders of a majority of the common units and a majority of the subordinated units, voting as separate classes. Both of these conditions provide our sponsor the ability to prevent the removal of our General Partner.

Our general partner interest or the control of our General Partner may be transferred to a third party without unitholder consent.

        Our General Partner may transfer its general partner interest to a third party without the consent of our unitholders. Furthermore, our partnership agreement does not restrict the ability of the owner of our General Partner to transfer its membership interests in our General Partner to a third party. The new owner of our General Partner would then be in a position to replace the board of directors and executive officers of our General Partner with its own designees and thereby exert significant control over the decisions taken by the board of directors and executive officers of our General Partner. This effectively permits a "change of control" without the vote or consent of the unitholders.

The incentive distribution rights may be transferred to a third party without unitholder consent.

        Our General Partner may transfer the incentive distribution rights to a third party at any time without the consent of our unitholders. If our General Partner transfers the incentive distribution rights to a third party, our General Partner would not have the same incentive to grow our partnership and increase quarterly distributions to unitholders over time. For example, a transfer of incentive distribution rights by our General Partner could reduce the likelihood of our sponsor accepting offers made by us relating to assets owned by our sponsor, as it would have less of an economic incentive to grow our business, which in turn would impact our ability to grow our asset base.

Our General Partner has a call right that may require unitholders to sell their common units at an undesirable time or price.

        If at any time our General Partner and its affiliates own more than 80% of the common units, our General Partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of the common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by our General Partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our General Partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the call right. There is no restriction in our partnership agreement that prevents our General Partner from causing us to issue additional common units and then exercising its call right. If our General Partner exercised its call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Exchange Act.

We may issue additional units without unitholder approval, which would dilute existing unitholder ownership interests.

        Our partnership agreement does not limit the number of additional limited partner interests we may issue at any time without the approval of our unitholders. The issuance of additional common units or other equity interests of equal or senior rank will have the following effects:

  •
  our existing unitholders' proportionate ownership interest in us will decrease;

  •
  the amount of cash available for distribution on each unit may decrease;

  •
  because a lower percentage of total outstanding units will be subordinated units, the risk that a shortfall in the payment of the minimum quarterly distribution will be borne by our common unitholders will increase;

  •
  the ratio of taxable income to distributions may increase;

  •
  the relative voting strength of each previously outstanding unit may be diminished; and

  •
  the market price of the common units may decline.

There are no limitations in our partnership agreement on our ability to issue units ranking senior to the common units.

        In accordance with Delaware law and the provisions of our partnership agreement, we may issue additional partnership interests that are senior to the common units in right of distribution, liquidation and voting. The issuance by us of units of senior rank may (i) reduce or eliminate the amount of cash available for distribution to our common unitholders; (ii) diminish the relative voting strength of the total common units outstanding as a class; or (iii) subordinate the claims of the common unitholders to our assets in the event of our liquidation.

The market price of our common units could be adversely affected by sales of substantial amounts of our common units in the public or private markets, including sales by our sponsor or other large holders.

        All of the subordinated units will convert into common units on a one-for-one basis at the end of the subordination period. Additionally, our sponsor has registration rights with respect to the common units it holds. Sales by our sponsor or other large holders of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities.

Our partnership agreement restricts the voting rights of unitholders owning 20% or more of our common units.

        Our partnership agreement restricts unitholders' voting rights by providing that any units held by a person or group that owns 20% or more of any class of units then outstanding, other than our General Partner and its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of our General Partner, cannot vote on any matter.

Cost reimbursements due to our General Partner and its affiliates for services provided to us or on our behalf will reduce cash available for distribution to our unitholders. The amount and timing of such reimbursements will be determined by our General Partner.

        Under our management services agreement with Enviva Management (the "MSA"), we are obligated to reimburse Enviva Management for all direct or indirect costs and expenses incurred by, or chargeable to, Enviva Management in connection with its provision of services necessary for the operation of our business. If the MSA were terminated without replacement, or our General Partner or its affiliates provided services outside of the scope of the MSA, our partnership agreement would require us to reimburse our General Partner and its affiliates for all expenses they incur and payments they make on our behalf. Our partnership agreement does not set a limit on the amount of expenses for which our General Partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our General Partner by its affiliates. Our partnership agreement provides that our General Partner determines the expenses that are allocable to us. The reimbursement of expenses and payment of fees, if any, to our General Partner and its affiliates will reduce the amount of cash available for distribution to our unitholders.

The price of our common units may fluctuate significantly and unitholders could lose all or part of their investment.

        The market price of our common units may be influenced by many factors, some of which are beyond our control, including:

  •
  our quarterly distributions;

  •
  our quarterly or annual earnings or those of other companies in our industry;

  •
  announcements by us or our competitors of significant contracts or acquisitions;

  •
  changes in accounting standards, policies, guidance, interpretations or principles;

  •
  general economic conditions;

  •
  the failure of securities analysts to cover our common units or changes in financial estimates by analysts;

  •
  future sales of our common units; and

  •
  the other factors described in these "Risk Factors."

Unitholders may have liability to repay distributions.

        Under certain circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them. Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act, we may not make a distribution to our unitholders if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of the impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. Liabilities to partners on account of their partnership interests and liabilities that are non-recourse to the partnership are not counted for purposes of determining whether a distribution is permitted.

For as long as we are an emerging growth company, we will not be required to comply with certain disclosure requirements that apply to other public companies.

        For as long as we remain an "emerging growth company" as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to provide an auditor's attestation report on management's assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports. We will remain an emerging growth company for up to five years, although we will lose that status earlier if we have more than $1.0 billion of revenues in a fiscal year, have more than $700.0 million in market value of our common units held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period.

        To the extent that we rely on any of the exemptions available to emerging growth companies, our unitholders will receive less information about our executive compensation and internal control over financial reporting than issuers that are not emerging growth companies. If some investors find our common units to be less attractive as a result, there may be a less active trading market for our common units and our trading price may be more volatile.

The New York Stock Exchange (the "NYSE") does not require a publicly traded partnership like us to comply with certain of its corporate governance requirements.

        Our common units are listed on the NYSE. Because we are a publicly traded partnership, the NYSE does not require us to have a majority of independent directors on our General Partner's board of directors or to establish a compensation committee or a nominating and corporate governance committee. Accordingly, unitholders do not have the same protections afforded to certain corporations that are subject to all of the NYSE corporate governance requirements. Please read Part III, Item 10. "Directors, Executive Officers and Corporate Governance—Director Independence."

Tax Risks to Common Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as us not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service, or IRS, were to treat us as a corporation for federal income tax purposes, or we become subject to entity-level taxation for state tax purposes, our cash available for distribution to our unitholders would be substantially reduced.

        The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes.

        Despite the fact that we are organized as a limited partnership under Delaware law, we would be treated as a corporation for U.S. federal income tax purposes unless we satisfy a "qualifying income" requirement. Based upon our current operations, we believe we satisfy the qualifying income requirement. We have requested and obtained a favorable private letter ruling from the IRS to the effect that, based on facts presented in the private letter ruling request, our income from processing timber feedstocks into pellets and transporting, storing, marketing and distributing such timber feedstocks and wood pellets constitute "qualifying income" within the meaning of Section 7704 of the Internal Revenue Code. However, no ruling has been or will be requested regarding our treatment as a partnership for U.S. federal income tax purposes. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.

        If we were treated as a corporation for federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the unitholders, likely causing a substantial reduction in the value of our common units.

        Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for U.S. federal, state, local or foreign income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law or interpretation on us. At the state level, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. Specifically, we currently own assets and conduct business in Mississippi, North Carolina, Florida and Virginia, each of which imposes a margin or franchise tax. In the future, we may expand our operations. Imposition of a similar tax on us in other jurisdictions that we may expand to could substantially reduce our cash available for distribution to our unitholders.

The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.

        The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, from time to time, members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. One such legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. A recent legislative proposal for comprehensive tax reform included a provision that would restrict the activities that generate qualifying income to exclude timber activities.

        In addition, the IRS, on May 5, 2015, issued proposed regulations concerning which activities give rise to qualifying income within the meaning of Section 7704 of the Internal Revenue Code. We do not believe the proposed regulations affect our ability to qualify as a publicly traded partnership. However, finalized regulations could modify the amount of our gross income that we are able to treat as qualifying income for the purposes of the qualifying income requirement and modify or revoke existing private letter rulings, including ours.

        Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

If the IRS were to contest the federal income tax positions we take, it may adversely impact the market for our common units, and the costs of any such contest would reduce cash available for distribution to our unitholders. Recently enacted legislation alters the procedures for assessing and collecting taxes due for taxable years beginning after December 31, 2017, in a manner that could substantially reduce cash available for distribution to you.

        We have requested and obtained a favorable private letter ruling from the IRS to the effect that, based on facts presented in the private letter ruling request, our income from processing timber feedstocks into pellets and transporting, storing, marketing and distributing such timber feedstocks and wood pellets will constitute "qualifying income" within the meaning of Section 7704 of the Internal Revenue Code. However, no ruling has been or will be requested regarding our treatment as a partnership for U.S. federal income tax purposes. The IRS may adopt positions that differ from the positions we take in the future. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. Moreover, the costs of any contest between us and the IRS will result in a reduction in cash available for distribution to our unitholders and thus will be borne indirectly by our unitholders.

        Recently enacted legislation applicable to us for taxable years beginning after December 31, 2017 alters the procedures for auditing large partnerships and also alters the procedures for assessing and collecting taxes due (including applicable penalties and interest) as a result of an audit. Unless we are eligible to (and choose to) elect to issue revised Schedules K-1 to our partners with respect to an audited and adjusted return, the IRS may assess and collect taxes (including any applicable penalties and interest) directly from us in the year in which the audit is completed under the new rules. If we are required to pay taxes, penalties and interest as the result of audit adjustments, cash available for distribution to our unitholders may be substantially reduced. In addition, because payment would be due for the taxable year in which the audit is completed, unitholders during that taxable year would bear the expense of the adjustment even if they were not unitholders during the audited taxable year.

Even if unitholders do not receive any cash distributions from us, unitholders will be required to pay taxes on their share of our taxable income.

        Unitholders are required to pay federal income taxes and, in some cases, state and local income taxes, on unitholders' share of our taxable income, whether or not they receive cash distributions from us. For example, if we sell assets and use the proceeds to repay existing debt or fund capital expenditures, you may be allocated taxable income and gain resulting from the sale, and our cash available for distribution would not increase. Similarly, taking advantage of opportunities to reduce our existing debt, such as debt exchanges, debt repurchases, or modifications of our existing debt could result in "cancellation of indebtedness income" being allocated to our unitholders as taxable income without any increase in our cash available for distribution. Unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax due from them with respect to that income.

A tax gain or loss on the disposition of our common units could be more or less than unitholders expect.

        If unitholders sell their common units, they will recognize a gain or loss equal to the difference between the amount realized and their tax basis in those common units. Because distributions in excess of unitholders' allocable share of our net taxable income decrease their tax basis in their common units, the amount, if any, of such prior excess distributions with respect to the units unitholders sell will, in effect, become taxable income to our unitholders if they sell such units at a price greater than their tax basis in those units, even if the price they receive is less than their original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes a unitholder's share of our nonrecourse liabilities, if they sell their units, unitholders may incur a tax liability in excess of the amount of cash they receive from the sale.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning our common units that may result in adverse tax consequences to them.

        Investment in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons are subject to withholding taxes at the highest effective tax rate applicable to such non-U.S. persons, and each non-U.S. persons will be required to file United States federal tax returns and pay tax on their share of our taxable income. Any tax-exempt entity or non-U.S. person should consult their tax advisor before investing in our common units.

We treat each purchaser of our common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

        Because we cannot match transferors and transferees of common units, we have adopted depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain from our unitholders' sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to their tax returns.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

        We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The U.S. Department of the Treasury recently adopted final Treasury Regulations allowing a similar monthly simplifying convention for taxable years beginning on or after August 3, 2015. However, such regulations do not specifically authorize the use of the proration method we adopted for our 2015 taxable year and may not specifically authorize all aspects of our proration method thereafter. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose units are the subject of a securities loan (e.g., a loan to a "short seller" to cover a short sale of units) may be considered as having disposed of those units. If so, he would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

        Because there are no specific rules governing the U.S. federal income tax consequence of loaning a partnership interest, a unitholder whose units are the subject of a securities loan may be considered as having disposed of the loaned units. In that case, the unitholder may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a securities loan are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

We have adopted certain valuation methodologies in determining a unitholder's allocations of income, gain, loss and deduction. The IRS may challenge these methodologies or the resulting allocations, which could adversely affect the value of the common units.

        In determining the items of income, gain, loss and deduction allocable to our unitholders, we must routinely determine the fair market value of our assets. Although we may, from time to time, consult with professional appraisers regarding valuation matters, we make many fair market value estimates using a methodology based on the market value of our common units as a means to measure the fair market value of our assets. The IRS may challenge these valuation methods and the resulting allocations of income, gain, loss and deduction.

        A successful IRS challenge to these methods or allocations could adversely affect the timing or amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from our unitholders' sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders' tax returns without the benefit of additional deductions.

The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for federal income tax purposes.

        We will be considered to have terminated our partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. As of March 1, 2016, our sponsor owned 53.5% of the total interests in our capital and profits. Therefore, a transfer by our sponsor of all or a portion of its interests in us could, in conjunction with the trading of common units held by the public, result in a termination of our partnership for federal income tax purposes. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once.

        Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns for one calendar year and could result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in taxable income for the unitholder's taxable year that includes our termination. Our termination would not affect our classification as a partnership for federal income tax purposes, but it would result in our being treated as a new partnership for U.S. federal income tax purposes following the termination. If we were treated as a new partnership, we would be required to make new tax elections and could be subject to penalties if we were unable to determine that a termination occurred. The IRS has announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership may be permitted to provide only a single Schedule K-1 to unitholders for the two short tax periods included in the year in which the termination occurs.

Our unitholders will likely be subject to state and local taxes and income tax return filing requirements in jurisdictions where they do not live as a result of investing in our common units.

        In addition to U.S. federal income taxes, our unitholders may be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if they do not live in any of those jurisdictions. Our unitholders will likely be required to file foreign, state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements.

        We currently own assets and conduct business in Mississippi, North Carolina, Florida and Virginia, each of which currently impose a personal income tax on individuals, corporations and other entities. As we make acquisitions or expand our business, we may own assets or conduct business in additional states that impose a personal income tax. It is our unitholders' responsibility to file all United States federal, foreign, state and local tax returns.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Information regarding our properties is contained in Part I, Item 1. "Business" and Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 3.    LEGAL PROCEEDINGS

        Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we do not believe that we are a party to any litigation that will have a material adverse impact on our financial condition or results of operations.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common units, representing limited partner interests, are traded on the NYSE under the symbol "EVA." Initial trading of our common units commenced on April 29, 2015. Accordingly, no market for our common units existed prior to that date. On May 4, 2015, we closed the IPO at a price to the public of $20.00 per common unit.

        The following table sets forth the range of high and low sales prices per unit for our common units, as reported by the NYSE, and the quarterly cash distributions for the indicated periods:

	Price Range
			Cash Distributions
Year ended December 31, 2015:	High	Low			Record Date	Payment Date
Fourth Quarter	$18.17	$12.13	$0.4600		February 17, 2016	February 29, 2016
Third Quarter	$18.52	$11.85	$0.4400		November 17, 2015	November 27, 2015
Second Quarter (from May 4, 2015)	$22.46	$17.71	$0.2630	(1)	August 14, 2015	August 31, 2015

(1)
Represents the initial pro rata distribution of our minimum quarterly distribution for the period from May 4, 2015 through June 30, 2015.

        As of March 1, 2016, there were 12,852,385 common units outstanding held by 3 unitholders of record. Because many of our common units are held by brokers and other institutions on behalf of unitholders, we are unable to estimate the total number of unitholders represented by these unitholders of record. As of March 1, 2016, we also had 11,905,138 subordinated units outstanding. There is no established public market in which the subordinated units are traded. As of March 1, 2016, our sponsor held approximately 10.5% of the common units and all of the subordinated units.

Cash Distribution Policy

General

        Our partnership agreement provides that our General Partner will make a determination as to whether to make a distribution, but our partnership agreement does not require us to pay distributions at any time or in any amount. Instead, the board of directors of our General Partner adopted a cash distribution policy that sets forth our General Partner's intention with respect to the distributions to be made to unitholders. Pursuant to our cash distribution policy, within 60 days after the end of each quarter, we intend to distribute to the holders of common and subordinated units on a quarterly basis at least the minimum quarterly distribution of $0.4125 per unit, or $1.65 on an annualized basis, to the extent we have sufficient cash after establishment of cash reserves and payment of fees and expenses, including payments to our General Partner and its affiliates.

        The board of directors of our General Partner may change the foregoing distribution policy at any time and from time to time, and even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our General Partner. Our partnership agreement does not contain a requirement for us to pay distributions to our unitholders, and there is no guarantee that we will pay any specific distribution level, or any distribution, on the units in any quarter. However, our partnership agreement does contain provisions intended to motivate our General Partner to make steady, increasing and sustainable distributions over time.

        Please read Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Senior Secured Credit Facilities" for a discussion of the provisions included in our credit facility that may restrict our ability to make distributions.

Subordination Period

        Our partnership agreement provides that, during the subordination period, holders of our common units have the right to receive distributions from operating surplus (as defined in our partnership agreement) each quarter in an amount equal to $0.4125 per common unit, which amount is defined in our partnership agreement as the minimum quarterly distribution, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions from operating surplus may be made to holders of the subordinated units. These units are deemed "subordinated" because for a period of time, referred to as the subordination period, the subordinated units will not be entitled to receive any distributions from operating surplus until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. Furthermore, no arrearages will be paid on the subordinated units.

General Partner Interest and Incentive Distribution Rights

        Our General Partner owns a non-economic general partner interest in us, which does not entitle it to receive cash distributions. However, our General Partner owns the incentive distribution rights and may in the future own common units or other equity interests in us and will be entitled to receive distributions on any such interests.

        Incentive distribution rights represent the right to receive increasing percentages (15.0%, 25.0% and 50.0%) of quarterly distributions from operating surplus after the minimum quarterly distribution and the target distribution levels have been achieved. Our General Partner currently holds the incentive distribution rights, but may transfer these rights separately from its general partner interest.

Unregistered Sales of Securities

        On December 11, 2015, in connection with the Southampton Drop-Down, we issued 942,023 common units to a wholly owned subsidiary of our sponsor resulting in equity proceeds of $15.0 million in reliance upon the exemption from the registration requirements in Section 4(a)(2) of the Securities Act of 1933. For more information on the Southampton Drop-Down, please read Part II, Item 7. "Management's Discussion and Analysis of Financial condition and Results of Operations—Southampton Drop-Down."

Securities Authorized for Issuance under Equity Compensation Plans

        Please read Part III, Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for information regarding our equity compensation plans.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table presents our selected historical financial data, for the periods and as of the dates indicated, for us and our Predecessor.

        The financial statements for periods prior to April 9, 2015 have been retroactively recast to reflect the contribution of our sponsor's interest in our Predecessor and Enviva GP, LLC as if the contributions occurred at the beginning of the periods presented, the contribution of our sponsor's interest in Enviva Cottondale Acquisition II, LLC as if the contribution occurred on January 5, 2015, which is the date on which our sponsor acquired Green Circle Bio Energy, Inc., which owned the Cottondale plant, and the Southampton Drop-Down as if it occurred on April 9, 2015, the date Southampton was originally conveyed to the Hancock JV.

        The selected statement of operations and statement of cash flow data for the years ended December 31, 2015, 2014, and 2013 and the balance sheet data as of December 31, 2015 and 2014 are derived from our audited consolidated financial statements included in Item 8 of this Annual Report.

        For information on our distribution policy, please read Part II, Item. 5. "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Cash Distribution Policy." The selected financial data presented below should also be read in conjunction with Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," our consolidated financial statements and related notes included elsewhere in this Annual Report.

	Year Ended December 31,
	2015	2014	2013
		(Predecessor)
	(in thousands, except per metric ton and operating data and per unit data)
Statement of Operations Data:
Product sales	$450,980	$286,641	$176,051
Other revenue	6,394	3,495	3,836

Net revenue	457,374	290,136	179,887
Costs of goods sold, excluding depreciation and amortization	365,061	251,058	152,720
Depreciation and amortization(1)	30,692	18,971	11,827

Total cost of goods sold	395,753	270,029	164,547

Gross margin	61,621	20,107	15,340
General and administrative expenses	18,360	10,792	16,150
Loss on disposal of assets	2,081	340	223

Income (loss) from operations	41,180	8,975	(1,033)
Other income (expense):
Interest expense	(10,551)	(8,724)	(5,460)
Related party interest expense	(1,154)	—	—
Early retirement of debt obligation	(4,699)	(73)	—
Other income	979	22	1,019

Total other expense, net	(15,425)	(8,775)	(4,441)

Income (loss) before income tax expense	25,755	200	(5,474)
Income tax expense	2,623	15	23

Net income (loss)	23,132	185	(5,497)

Less net loss attributable to noncontrolling partners' interests	42	79	58

Net income (loss) attributable to Enviva Partners, LP	$23,174	$264	$(5,439)

	Year Ended December 31,
	2015	2014	2013
		(Predecessor)
	(in thousands, except per metric ton and operating data and per unit data)
Less: Predecessor loss to May 4, 2015 (prior to IPO)	$(2,132)
Less: Pre-acquisition income from April 10, 2015 to December 10, 2015 from operations of Enviva Pellets Southampton Drop-Down allocated to General Partner	6,264

Enviva Partners, LP partners' interest in net income from May 4, 2015 to December 31, 2015	$19,042

Net income per limited partner common unit:
Basic	$0.80
Diluted	$0.79
Net income per limited partner subordinated unit:
Basic	$0.80
Diluted	$0.79
Statement of Cash Flow Data:
Net cash provided by (used in):
Operating activities	$66,218	$29,434	$(7,557)
Investing activities	(11,749)	(14,664)	(115,799)
Financing activities	(52,886)	(17,736)	115,235
Other Financial Data:
Adjusted EBITDA(2)	$77,272	$28,348	$12,101
Adjusted gross margin per metric ton(2)	$38.89	$25.91	$29.18
Maintenance capital expenditures(3)	4,359	515	—
Distributable cash flow(2)	62,814	21,130	7,650
Operating Data:
Total metric tons sold	2,374	1,508	931
Balance Sheet Data (at period end):
Cash and cash equivalents	$2,175	$592	$3,558
Total assets	574,547	384,489	400,003
Long-term debt and capital lease obligations (including current portion)	213,198	94,075	100,524
Total liabilities	248,395	109,961	128,592
Partners' capital	326,152	274,528	271,411

(1)
Excludes depreciation of office furniture and equipment. Such amount is included in general and administrative expenses.

(2)
For more information, please read "—Non-GAAP Financial Measures" and Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—How We Evaluate Our Operations."

(3)
Maintenance capital expenditures are cash expenditures made to maintain our long-term operating capacity or net income.

Non-GAAP Financial Measures

        Adjusted gross margin per metric ton, adjusted EBITDA and distributable cash flow are not financial measures presented in accordance with generally accepted accounting principles ("GAAP"). We believe that the recasted presentation of these non-GAAP financial measures provides useful information to investors in assessing our financial condition and results of operations. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measures. Each of these non-GAAP financial measures has important limitations as an analytical tool because they exclude some, but not all, items that affect the most directly comparable GAAP financial measures. You should not consider adjusted gross margin per metric ton, adjusted EBITDA or distributable cash flow in isolation or as substitutes for analysis of our results as reported under GAAP.

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

	Year Ended December 31,
	2015	2014	2013
		(Predecessor)
	(in thousands, except gross margin per metric ton)
Reconciliation of gross margin to adjusted gross margin per metric ton:
Metric tons sold	2,374	1,508	931
Gross margin	$61,621	$20,107	$15,340
Depreciation and amortization(1)	30,692	18,971	11,827

Adjusted gross margin	$92,313	$39,078	$27,167

Adjusted gross margin per metric ton	$38.89	$25.91	$29.18

(1)
Excludes depreciation of office furniture and equipment. Such amount is included in general and administrative expenses.

	Year Ended December 31,
	2015	2014	2013
		(Predecessor)
	(in thousands)
Reconciliation of adjusted EBITDA and distributable cash flow to net income (loss):
Net income (loss)	$23,132	$185	$(5,497)
Add:
Depreciation and amortization	30,738	19,009	11,887
Interest expense	11,705	8,724	5,460
Early retirement of debt obligation	4,699	73	—
Purchase accounting adjustment to inventory	697	—	—
Non-cash unit compensation	704	2	5
Income tax expense	2,623	15	23
Asset impairments and disposals	2,081	340	223
Acquisition transaction expenses	893	—	—

Adjusted EBITDA	$77,272	$28,348	$12,101

Less:
Interest expense net of amortization of debt issuance costs and original issue discount	10,099	6,703	4,451
Maintenance capital expenditures	4,359	515	—

Distributable cash flow	$62,814	$21,130	$7,650

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of our historical performance, financial condition and future prospects should be read in conjunction with Part I, Item 1. "Business" and the consolidated financial statements in Part II, Item 8. "Financial Statements and Supplementary Data."

        References in this Annual Report to the "Predecessor," "our Predecessor," "we," "our," "us" or like terms for periods prior to April 9, 2015 refer to Enviva, LP and its subsidiaries (other than Enviva Pellets Cottondale, LLC ("Cottondale")). References to the "Partnership," "we," "our," "us" or like terms for periods on and after April 9, 2015 refer to Enviva Partners, LP and its subsidiaries. References to "our sponsor" refer to Enviva Holdings, LP, and, where applicable, its wholly owned subsidiaries Enviva MLP Holdco, LLC and Enviva Development Holdings, LLC. References to "our General Partner" refer to Enviva Partners GP, LLC, a wholly owned subsidiary of Enviva Holdings, LP. References to "Enviva Management" refer to Enviva Management Company, LLC, a wholly owned subsidiary of Enviva Holdings, LP, and references to "our employees" refer to the employees of Enviva Management. References to the "Hancock JV" refer to Enviva Wilmington Holdings, LLC, a joint venture between our sponsor, Hancock Natural Resource Group, Inc. and certain other affiliates of John Hancock Life Insurance Company. References to the "Southampton Drop-Down" refer to our acquisition of all of the issued and outstanding limited liability company interests in Enviva Pellets Southampton, LLC from the Hancock JV on December 11, 2015, together with an off-take contract and a shipping contract. Please read Cautionary Statement Regarding Forward-Looking statement on page 3 and Part 1, Item 1A. "Risk Factors" for information regarding certain risks inherent in our business.

Basis of Presentation

        The following discussion of our historical performance and financial condition is derived from our audited consolidated financial statements and the audited financial statements of our Predecessor and Enviva Pellets Cottondale, LLC ("Cottondale"). On April 9, 2015, we, the Predecessor and our sponsor executed a series of transactions that were accounted for as common control transactions (the "Reorganization"). On April 9, 2015, our sponsor contributed some but not all of our Predecessor's assets and liabilities to us. Specifically, our sponsor's interest in Enviva Pellets Southampton, LLC ("Southampton") was excluded from the April 9, 2015 contribution as it was conveyed to the Hancock JV (as defined below), a consolidated entity of the sponsor, on April 9, 2015. Our sponsor contributed its interest in Cottondale, which owns a 700,000 metric ton per year ("MTPY") wood pellet production plant in Cottondale, Florida (the "Cottondale plant"), to us on April 9, 2015. Additionally, on December 11, 2015, we acquired Southampton (the "Southampton Drop-Down" as defined below) from the Hancock JV under the terms of a Contribution Agreement by among us and the Hancock JV. Because entities that were contributed by or distributed to our sponsor or the Hancock JV are considered entities under common control, we have recorded them at historical cost.

        The consolidated financial statements for periods prior to our initial public offering ("the IPO") are the results of our Predecessor and its subsidiaries and include all revenues, costs, assets and liabilities attributed to our Predecessor after the elimination of all intercompany accounts and transactions. The consolidated financial statements for the period after the IPO pertain to our operations. Our consolidated financial statements for periods prior to April 9, 2015 have been retroactively recast to reflect the contribution of our sponsor's interest in our Predecessor and Enviva GP, LLC as if the contributions occurred at the beginning of the periods presented, the contribution of Enviva Cottondale Acquisition II, LLC ("Acquisition II") as if the contribution occurred on January 5, 2015, which is the date on which our sponsor acquired Green Circle Bio Energy, Inc. ("Green Circle"), which owned the Cottondale plant, and the Southampton Drop-Down as if it occurred on April 9, 2015, the date Southampton was originally conveyed to the Hancock JV.

Business Overview

        We own and operate six production plants in the Southeastern U.S. that have a combined wood pellet production capacity of 2.3 million MTPY. We also own a dry-bulk, deep-water marine terminal at the Port of Chesapeake (the "Chesapeake terminal"). Under our existing off-take contracts, we are required through the end of 2016 to deliver wood pellet quantities approximately equal to all of the production capacity of our production plants. Excluding the EVA-MGT Contract and the Langerlo Contract, our off-take contracts provide for sales of 2.3 million metric tons ("MT") of wood pellets in 2016 and have a weighted average remaining term of 7.1 years from March 1, 2016. For more information on the EVA-MGT Contract and the Langerlo Contract, please read Part I, Item 1. "Business—Customers." We intend to expand our business by taking advantage of the growing demand for our product that is driven by the conversion of coal-fired power generation and combined heat and power plants to co-fired or dedicated biomass-fired plants, principally in Northern Europe and, increasingly, in South Korea and Japan.

Initial Public Offering

        On April 29, 2015, our common units began trading on the NYSE under the ticker symbol "EVA." On May 4, 2015, we closed the IPO of 11,500,000 common units to the public at a price of $20.00 per common unit, which included a 1,500,000 common unit over-allotment option that was exercised in full by the underwriters.

        Prior to or in connection with the closing of the IPO, the following transactions, among others, occurred:

  •
  On April 9, 2015, our sponsor contributed its interests in each of Cottondale, Enviva, LP ("Enviva LP") and Enviva GP, LLC, the general partner of Enviva LP, to us;

  •
  On April 9, 2015, our Predecessor conveyed its interest in Southampton to the Hancock JV and distributed cash and cash equivalents of $1.7 million and accounts receivable of $2.4 million to the sponsor;

  •
  On May 4, 2015, we issued 405,138 common units and 11,905,138 subordinated units to our sponsor; and

  •
  On May 4, 2015, we issued our incentive distribution rights to our General Partner.

        We received net proceeds of approximately $215.1 million from the IPO, after deducting the underwriting discount and structuring fee.

Southampton Drop-Down

        On December 11, 2015, we entered into and consummated the transactions contemplated by a Contribution Agreement (the "Southampton Contribution Agreement") with the Hancock JV, which is a joint venture between our sponsor, Hancock Natural Resource Group, Inc. and certain other affiliates of John Hancock Life Insurance Company. The Hancock JV is a consolidated entity of our sponsor. Pursuant to the Southampton Contribution Agreement, the Hancock JV contributed to us all of the issued and outstanding limited liability company interests in Southampton for total consideration of $131 million. Southampton owns a wood pellet production plant located in Southampton County, Virginia, capable of producing approximately 510,000 MTPY of wood pellets per year. The acquisition also included a ten-year 500,000 MTPY take-or-pay off-take contract and a matching ten-year shipping contract. With this transaction, our production capacity increased 29% to 2.3 million MTPY.

        The purchase price for the Southampton Drop-Down was financed with (a) $36.5 million of Incremental Term Advances under the Credit Agreement (as defined below), (b) the issuance to a wholly owned subsidiary of our sponsor of 942,023 common units at a value of $15.92 per unit, or $15.0 million of equity proceeds, and (c) $79.5 million in cash. We accounted for the Southampton

Drop-Down as a combination of entities under common control at historical cost in a manner similar to a pooling of interests. Accordingly, the consolidated financial statements for periods prior to the acquisition were retrospectively recast to reflect the acquisition as if it had occurred on April 9, 2015, the date Southampton was originally conveyed to the Hancock JV. The effect of this recast is to present the financial results and results of operations of Southampton as if the conveyance of Southampton to the Hancock JV had never occurred.

        In connection with the closing of the Southampton Drop-Down, the Hancock JV and we entered into a termination agreement to terminate the Biomass Fuel Supply Confirmation No. 1 under the Master Biomass Purchase and Sale Agreement dated as of April 9, 2015 by and between us and the Hancock JV (the "Biomass Purchase Agreement"). Pursuant to the Biomass Purchase Agreement, the Hancock JV sold to us, on a fixed-price basis, approximately 42,000 MT of wood pellets per month through November 2015. For more information, please read Part III, Item 13. "Certain Relationships and Related Transactions, and Director Independence—Agreements with Affiliates—Biomass Purchase and Terminal Services Agreements." In addition, we entered into a termination agreement with the Hancock JV to terminate the Terminal Services Agreement dated April 9, 2015 by and between us and the Hancock JV (the "Terminal Services Agreement"). Pursuant to the Terminal Services Agreement, we would have provided terminal services at our Chesapeake terminal for production from the Southampton plant that was not sold to us under the Biomass Purchase Agreement. As a result of the Partnership purchasing all wood pellets produced by the Hancock JV, no terminal services were provided.

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

Non-GAAP Financial Measures

        Adjusted gross margin per metric ton, adjusted EBITDA and distributable cash flow are not financial measures presented in accordance with generally accepted accounting principles ("GAAP"). We believe that the recasted presentation of these non-GAAP financial measures provides useful information to investors in assessing our financial condition and results of operations. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measures. Each of these non-GAAP financial measures has important limitations as an analytical tool because they exclude some, but not all, items that affect the most directly comparable GAAP financial measures. You should not consider adjusted gross margin per metric ton, adjusted EBITDA or distributable cash flow in isolation or as substitutes for analysis of our results as reported under GAAP.

        Our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility. Please read Part II, Item 6. "Selected Financial Data—Non-GAAP Financial Measures" for a reconciliation of each of adjusted gross margin per metric ton, adjusted EBITDA and distributable cash flow to the most directly comparable GAAP financial measure.

Factors Impacting Comparability of Our Financial Results

        Our future results of operations and cash flows may not be comparable to our historical consolidated results of operations and cash flows, principally for the following reasons:

        Our sponsor contributed its interest in Cottondale to us on April 9, 2015.    On January 5, 2015, our sponsor acquired Green Circle, which owned the Cottondale plant. Our sponsor converted the entity into a Delaware limited liability company, changed the name of the entity to Cottondale and, on April 9, 2015, contributed its interests in Cottondale to us. Our consolidated financial statements have been retroactively recast to reflect the contribution of our sponsor's interest in Cottondale as if the contributions occurred on the January 5, 2015 acquisition date. The years ended December 31, 2014 and 2013 do not include revenues or operating costs for the Cottondale plant.

        We entered into the Senior Secured Credit Facilities and repaid all amounts outstanding under the Prior Senior Secured Credit Facilities and subsequently incurred additional debt.    On April 9, 2015, we entered into the Credit Agreement providing for an aggregate $199.5 million Senior Secured Credit Facilities (as defined below) (comprised of $99.5 million of Tranche A-1 advances, $75.0 million of Tranche A-2 advances and $25.0 million of revolving credit commitments) of which $82.2 million was used to repay all amounts outstanding under the Prior Senior Secured Credit Facilities (as defined below). To finance a portion of the purchase price for Southampton, we entered into the Assumption Agreement (as defined below) on December 11, 2015, providing for $36.5 million of Incremental Term Advances under the Credit Agreement. As a result of these transactions, our consolidated financial statements for periods following April 9, 2015 reflect the outstanding debt and interest expense related to the Credit Agreement.

        Revenue and costs for deliveries to customers can vary significantly between periods depending upon the specific shipment and reimbursement for expenses, including the then-current cost of fuel.    Depending on the specific off-take contract, shipping terms are either Cost, Insurance and Freight ("CIF") or Free on Board ("FOB"). Under a CIF contract, we procure and pay for shipping costs, which include insurance and all other charges, up to the port of destination for the customer. These costs are included in the price to the customer and, as such, are included in revenue and cost of goods sold. Under an FOB contract, the customer is directly responsible for shipping costs. Our customer shipping terms, as well as the timing and size of shipments during the year, can result in material fluctuations in our revenue recognition between periods, but these terms generally have little impact on gross margin.

        We incur additional general and administrative expenses as a publicly traded limited partnership that we have not previously incurred.    We estimate we will incur, on an annual basis, approximately $3.0 million in general and administrative expenses as a publicly traded limited partnership, including costs associated with compliance under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), preparation and distribution of annual and quarterly reports, tax returns and Schedule K-1s to our unitholders, investor relations, registrar and transfer agent fees, audit fees, incremental director and officer liability insurance costs and director and officer compensation. Actual costs could differ significantly from our estimate.

How We Generate Revenue

Overview

        We primarily earn revenue by supplying wood pellets to our customers under long-term contracts (also referred to as "off-take" contracts). We refer to the structure of our contracts as "take-or-pay" because they include a firm obligation to take a fixed quantity of product at a stated price and provisions that ensure we will be compensated in the case of a customer's failure to accept all or a part of the contracted volumes or for termination by a customer. Each contract defines the annual volume of wood pellets that a customer is required to purchase and we are required to sell, the fixed price per metric ton for product satisfying a base net calorific value and other technical specifications. These prices are fixed for the entire term, subject to annual inflation-based adjustments and price escalators, as well as, in some instances, price adjustments for product specifications and changes in underlying costs. As a result, our revenue over the duration of these contracts may not follow spot market pricing trends. Our revenues from the sale of wood pellets are recognized when the goods are shipped, title passes, the sales price to the customer is fixed and collectability is reasonably assured.

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

        The majority of the wood pellets we supply to our customers are produced at our production plants. We also fulfill our contractual commitments and take advantage of dislocations in market supply and demand by purchasing shipments from third parties and reselling them in back-to-back transactions. In transactions where title and risk of loss are immediately transferred to the ultimate purchaser, revenue is recorded net of costs paid to the third-party supplier. This revenue is included in "Other revenue."

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

Contracted Backlog

        As of March 1, 2016, we had approximately $2.3 billion of product sales backlog for firm contracted product sales to Drax Power Limited, ENGIE and other major power generators. Backlog represents the revenue to be recognized under existing contracts assuming deliveries occur as specified in the contract.

        Excluding the EVA-MGT Contract and the Langerlo Contract, our expected future product sales revenue under our contracted backlog as of March 1, 2016 is as follows (in millions):

Period March 1, 2016 to December 31, 2016	$360
Year ending December 31, 2017	355
Year ending December 31, 2018 and thereafter	1,585

Total product sales contracted backlog	$2,300

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

        Production costs at our production plants consist of labor, energy, tooling, repairs and maintenance and plant overhead costs. Some of our off-take contracts include price escalators that mitigate inflationary pressure on certain components of our production costs. In addition to the wood pellets that we produce at our owned and operated production plants, we selectively purchase additional quantities of wood pellets from third-party wood pellet producers. Production costs also include depreciation expense associated with the use of our plants and equipment.

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

General and Administrative Expenses

        We incurred general and administrative costs related to a Management Services Agreement (the "Prior MSA") with our sponsor that covered the corporate salary and overhead expenses associated with our business. Under the Prior MSA, we paid an annual fee and reimbursed our sponsor for direct and indirect expenses it incurred on our behalf. Effective April 9, 2015, all of our employees and management became employed by Enviva Management, and we and our General Partner entered into a new Management Services Agreement (the "MSA") with Enviva Management. The Prior MSA automatically terminated upon the execution of the MSA. Under the MSA, direct and indirect costs and expenses are either directly identifiable or allocated to us. Enviva Management estimates the percentage of employee salary and related benefits, third-party costs, office rent and expenses and any other overhead costs to be provided to us. We are charged for any directly identifiable costs such as goods or services provided to us at our request. We believe the assumptions and allocations were made on a reasonable basis and were the best estimate of the costs that we would have incurred on a stand-alone basis.

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

	Year Ended December 31,
	2015	2014	Change
		(Predecessor)
	(in thousands)
Product sales	$450,980	$286,641	$164,339
Other revenue	6,394	3,495	2,899

Net revenue	457,374	290,136	167,238
Cost of goods sold, excluding depreciation and amortization	365,061	251,058	114,003
Depreciation and amortization(1)	30,692	18,971	11,721

Total cost of goods sold	395,753	270,029	125,724

Gross margin	61,621	20,107	41,514
General and administrative expenses	18,360	10,792	7,568
Loss on disposal of assets	2,081	340	1,741

Income from operations	41,180	8,975	32,205
Interest expense	(10,551)	(8,724)	(1,827)
Related party interest expense	(1,154)	—	(1,154)
Early retirement of debt obligation	(4,699)	(73)	(4,626)
Other income	979	22	957

Net income before income tax expense	25,755	200	25,555
Income tax expense	2,623	15	2,608

Net income	23,132	185	22,947
Less net loss attributable to noncontrolling partners' interests	42	79	(37)

Net income attributable to Enviva Partners, LP	$23,174	$264	$22,910

(1)
Excludes depreciation of office furniture and equipment of $46 and $37 the years ended December 31, 2015 and 2014, respectively. Such amount is included in general and administrative expenses.

  Net revenue

        Net revenue was $457.4 million and $290.1 million for the years ended December 31, 2015 and 2014, respectively, and was comprised of product sales and other revenue, which are discussed below.

  Product sales

        Revenue related to product sales (either produced by us or procured from a third party) increased $164.3 million from $286.6 million for the year ended December 31, 2014 to $451.0 million for the year ended December 31, 2015. The increase was primarily a result of increased sales volume. During the year ended December 31, 2015, we sold approximately 866,000 MT more wood pellets than the year ended December 31, 2014. The volume increase is primarily due to approximately 514,000 MT of sales under contracts acquired with the Cottondale plant. In addition, the prior year period was negatively affected by a maintenance outage at one of our customer's plants that resulted in our agreeing to a financial settlement and, in some cases, cancelling specific contracted quantities. The remaining increase is attributable to a 45,000 MT shipment under a new customer contract for one shipment of wood pellets per year for the next three years. Pricing had a modest favorable impact on revenues.

  Other revenue

        Other revenue increased to $6.4 million for the year ended December 31, 2015 from $3.5 million for the year ended December 31, 2014 primarily due to purchase and sale transactions with our existing customer base. In these agency-related transactions, we do not bear the risk of loss or take title to the wood pellets purchased from a third party and accordingly the transaction is presented on a net basis. Other revenue is also comprised of terminal services and other professional fees.

  Costs of goods sold

        Cost of goods sold increased to $395.8 million for the year ended December 31, 2015 from $270.0 million for the year ended December 31, 2014. The $125.7 million increase was primarily due to increased wood pellet sales volumes during the year ended December 31, 2015 compared to the year ended December 31, 2014. Cost of goods sold included depreciation and amortization expenses of $30.7 million and $19.0 million for the years ended December 31, 2015 and 2014, respectively.

  Gross margin

        We earned gross margin of $61.6 million and $20.1 million for the years ended December 31, 2015 and 2014, respectively. The gross margin increase of $41.5 million was primarily attributable to the following:

  •
  Our wood pellet sales volumes increased approximately 866,000 MT during the year ended December 31, 2015 as compared to the year ended December 31, 2014, a 57% increase. The incremental volumes sold accounted for $20.4 million of the gross margin increase.

  •
  The favorable cost position of our delivered pellets during the year ended December 31, 2015 as compared to the year ended December 31, 2014 contributed $19.1 million to gross margin. The improved cost position was primarily attributable to increased plant utilization and lower raw material costs. Lower fuel costs also reduced our to-port logistics costs for all plants during the year ended December 31, 2015.

  •
  Lower export shipping costs contributed $7.2 million to gross margin during the year ended December 31, 2015 as compared to the year ended December 31, 2014. The favorable cost position is attributable to the mix of shipping contracts.

  •
  Favorable pricing on customer contracts during the year ended December 31, 2015 as compared to the year ended December 31, 2014 added $4.6 million of gross margin. The pricing benefit is attributable to the mix of contracts during the year end period as well as fees earned from a customer who requested modification in delivery schedules for contracted and scheduled shipments.

  •
  Purchase and sale transactions contributed to an increase of $1.3 million in other revenue during the year ended December 31, 2015 as compared to the year ended December 31, 2014.

  •
  Offsetting the above was an $11.7 million increase in depreciation and amortization expense during the year ended December 31, 2015 as compared to the corresponding prior year period. The increase is attributable to depreciation on the Cottondale plant assets and amortization of favorable customer contracts acquired as part of the Cottondale acquisition.

  Adjusted gross margin per metric ton

	Year Ended December 31,
	2015	2014	Change
		(Predecessor)
	(in thousands except per metric ton)
Metric tons sold	2,374	1,508	866
Gross margin	$61,621	$20,107	$41,514
Depreciation and amortization(1)	30,692	18,971	11,721

Adjusted gross margin	$92,313	$39,078	$53,235

Adjusted gross margin per metric ton	$38.89	$25.91	$12.98

(1)
Excludes depreciation of office furniture and equipment. Such amount is included in general and administrative expenses.

        We earned an adjusted gross margin of $92.3 million, or $38.89 per metric ton, for the year ended December 31, 2015 and an adjusted gross margin of $39.1 million, or $25.91 per metric ton, for the year ended December 31, 2014. The factors impacting adjusted gross margin are detailed above under the heading "Gross margin."

  General and administrative expenses

        General and administrative expenses were $18.4 million for the year ended December 31, 2015 and $10.8 million for the year ended December 31, 2014. For the year ended December 31, 2015, general and administrative expenses included allocated and direct expenses of $12.8 million that were incurred under the MSA. During the year ended December 31, 2015, we incurred $0.7 million of compensation expense associated with unit-based awards, $0.4 million of accounting, legal and other expenses related to our Reorganization activities and $0.9 million of expenses related to the Southampton Drop-Down. We also incurred incremental general and administrative expenses due to our transition from a private company to a publicly traded limited partnership. General and administrative costs for the year ended December 31, 2014 included $9.3 million of charges under the Prior MSA.

  Loss on disposal of assets

        During the year ended December 31, 2015, we incurred $2.1 million of expense associated with the disposal of assets. In 2015, we executed a capital project intended to increase the efficiency and throughput of the drying system at one of our plants and incurred a loss on disposal of assets of $1.2 million related to this project.

  Interest expense

        We incurred $10.6 million of interest expense during the year ended December 31, 2015 and $8.7 million during the year ended December 31, 2014. The increase in interest expense was primarily attributable to an increase in our outstanding long-term debt. Please read "—Senior Secured Credit Facilities" below.

  Related party interest expense

        We incurred $1.2 million of related party interest expense during the year ended December 31, 2015. In connection with the January 5, 2015 acquisition of Green Circle, the sponsor made a term advance of $36.7 million to Green Circle under a revolving note and advanced Acquisition II $50.0 million under a note payable. Green Circle repaid $4.8 million of the outstanding principal in March 2015. As a result of the sponsor's contribution of Acquisition II, which owned Cottondale, to us on April 9, 2015, we recorded $81.9 million of outstanding principal and $0.9 million of accrued interest related to these notes. In connection with the closing of the IPO on May 4, 2015, the related party notes payable outstanding principal of $81.9 million and accrued interest of $1.1 million were repaid by us to the sponsor.

  Early retirement of debt obligation

        We incurred a $4.7 million charge during the year ended December 31, 2015 for the write-off of debt issuance costs and original issue discount associated with the Prior Senior Secured Credit Facilities. The amounts were amortized over the term of the debt and were expensed on April 9, 2015 when we repaid all amounts outstanding under the Prior Senior Secured Credit Facilities.

  Income tax expense

        During the year ended December 31, 2015, we incurred income tax expense of $2.7 million related to the separate activity of the Cottondale plant from the date of acquisition on January 5, 2015 through April 8, 2015. During this period, Green Circle was a corporate subsidiary of the predecessor entity of Acquisition II. Green Circle, which is now Cottondale, and Acquisition II were each treated as a corporation for federal income purposes until April 7, 2015 and April 8, 2105, respectively. Prior to the contribution of Acquisition II to us on April 9, 2015, the financial results of the predecessor entity of each of Acquisition II and Green Circle were included in the consolidated federal income tax return of the tax paying entity, Acquisition I.

  Adjusted EBITDA

	Year Ended December 31,
	2015	2014	Change
	(Predecessor)
	(in thousands)
Reconciliation of adjusted EBITDA to net income:
Net income	$23,132	$185	$22,947
Add:
Depreciation and amortization	30,738	19,009	11,729
Interest expense	11,705	8,724	2,981
Early retirement of debt obligation	4,699	73	4,626
Purchase accounting adjustment to inventory	697	—	697
Non-cash unit compensation expense	704	2	702
Income tax expense	2,623	15	2,608
Asset impairments and disposals	2,081	340	1,741
Acquisition transaction expenses	893	—	893

Adjusted EBITDA	$77,272	$28,348	$48,924

        We generated adjusted EBITDA of $77.3 million for the year ended December 31, 2015 compared to $28.3 million for the year ended December 31, 2014. The $48.9 million improvement in adjusted EBITDA was primarily attributable to the $53.2 million increase in adjusted gross margin discussed in further detail above. Offsetting the increase to adjusted gross margin was a $6.0 million increase in general and administrative expenses, net of expenses related to the Southampton Drop-Down, non-cash unit compensation expense and disposals. The increase is discussed above under the heading "General and administrative expenses."

  Distributable cash flow

        The following is a reconciliation of adjusted EBITDA to distributable cash flow:

	Year Ended December 31,
	2015	2014	Change
	(Predecessor)
	(in thousands)
Reconciliation of adjusted EBITDA to distributable cash flow:
Adjusted EBITDA	$77,272	$28,348	$48,924
Less:
Interest expense net of amortization of debt issuance costs and original issue discount	10,099	6,703	3,396
Maintenance capital expenditures	4,359	515	3,844

Distributable cash flow	$62,814	$21,130	$41,684

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

	Year Ended December 31,
	2014	2013	Change
	(Predecessor)
	(in thousands)
Product sales	$286,641	$176,051	$110,590
Other revenue	3,495	3,836	(341)

Net revenue	290,136	179,887	110,249
Cost of goods sold, excluding depreciation and amortization	251,058	152,720	98,338
Depreciation and amortization(1)	18,971	11,827	7,144

Total cost of goods sold	270,029	164,547	105,482

Gross margin	20,107	15,340	4,767
General and administrative expenses	10,792	16,150	(5,358)
Loss on disposal of assets	340	223	117

Income (loss) from operations	8,975	(1,033)	10,008
Interest expense	(8,724)	(5,460)	3,264
Early retirement of debt obligation	(73)	—	73
Other income	22	1,019	(997)

Net income (loss) before income tax expense	200	(5,474)	5,674
Income tax expense	15	23	(8)

Net income (loss)	185	(5,497)	5,682
Less net loss attributable to noncontrolling partners' interests	79	58	21

Net income (loss) attributable to Enviva Partners, LP	$264	$(5,439)	$5,703

(1)
Excludes depreciation of office furniture and equipment of $37 and $60 for the years ended December 31, 2014 and 2013, respectively. Such amount is included in general and administrative expenses.

  Net revenue

        Net revenue was $290.1 million and $179.9 million for the years ended December 31, 2014 and 2013, respectively, and was comprised of product sales and other revenue, which are discussed below.

  Product sales

        Revenue related to product sales (either produced by us or procured from a third party) increased $110.6 million from $176.1 million for the year ended December 31, 2013 to $286.6 million for the year ended December 31, 2014. This increase was due to increased volumes of wood pellet sales driven by two new off-take contracts that were supplied by increased production volumes primarily from the Northampton and Southampton plants.

  Other revenue

        Other revenue decreased to $3.5 million for the year ended December 31, 2014 from $3.8 million for the year ended December 31, 2013. Other revenue is primarily comprised of terminal services, professional and exclusivity fees and product sales for which we were deemed to be an agent of the purchaser. In these agency related transactions, we do not bear the risk of loss or take title to the wood pellets purchased from a third party.

  Costs of goods sold

        Costs of goods sold increased to $270.0 million for the year ended December 31, 2014 from $164.5 million for the year ended December 31, 2013. The $105.5 million increase was primarily due to increased wood pellet sales volumes during 2014 compared to 2013. Cost of goods sold included depreciation and amortization expenses of $19.0 million and $11.8 million for the years ended December 31, 2014 and 2013, respectively. Cost of goods sold was also higher during 2014 because, in 2013, there were only eight months of depreciation expense related to the Northampton plant and two months of depreciation expense related to the Southampton plant, as both plants were placed into service during 2013. The Chesapeake terminal's storage capacity was also expanded during the year ended December 31, 2013.

  Gross margin

        We earned gross margin of $20.1 million and $15.3 million for the years ended December 31, 2014 and 2013, respectively. The gross margin increase of $4.8 million was primarily attributable to the following:

  •
  For the year ended December 31, 2014, gross margin was increased by $16.5 million attributable to an increased volume of wood pellets sold as compared to 2013. Sales of wood pellets increased from 931,000 MT during the year ended December 31, 2013 to 1,508,000 MT during the year ended December 31, 2014, a 62% increase in volume.

  •
  We experienced changes in customer mix during the year ended December 31, 2014 resulting in a higher percentage of sales under contracts with more favorable pricing terms for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase in pricing contributed $2.1 million to gross margin during the year ended December 31, 2014.

  •
  Offsetting the above was a gross margin decrease of $6.6 million in 2014 due to higher costs of delivered wood fiber and increased production costs as compared to 2013. In our Mid-Atlantic region, we purchased approximately 1,394,000 MT of wood fiber during the year ended December 31, 2013 compared to 2,378,000 MT during the year ended December 31, 2014, a 71% increase in volume. Constraints on hardwood logging capacity in the region during the first quarter of 2014 as our plants completed their ramp-up periods contributed to higher raw material costs. Operational challenges, exacerbated by extreme cold temperatures and excessive precipitation during the first quarter of 2014, reduced plant utilization, particularly impacting the Southampton plant which was still in the initial months of its ramp-up period. Although our operations in the Southeastern United States generally experience some seasonality, these abnormal weather conditions also negatively impacted volumes and pricing of raw materials available within the immediate location of our plants as the sustained wet logging conditions required our suppliers to move further westward to more favorable conditions, increasing our inbound logistics costs included in the cost of delivered wood fiber as compared to 2013. The continuation of the ramping-up of the Southampton plant and increased repair and maintenance costs also contributed to the unfavorable cost position as compared to 2013.

  •
  A $7.1 million increase in depreciation expense further reduced gross margin for the year ended December 31, 2014 compared the year ended December 31, 2013. The consolidated financial statements for the year ended December 31, 2013 include only eight months of depreciation expense related to the Northampton plant and two months of depreciation expense related to the Southampton plant. The Chesapeake terminal storage expansion also occurred during 2013.

  Adjusted gross margin per metric ton

	Year Ended December 31,
	2014	2013	Change
	(Predecessor)
	(in thousands except per metric ton)
Metric tons sold	1,508	931	577
Gross margin	$20,107	$15,340	$4,767
Depreciation and amortization(1)	18,971	11,827	7,144

Adjusted gross margin	$39,078	$27,167	$11,911

Adjusted gross margin per metric ton	$25.91	$29.18	$(3.27)

(1)
Excludes depreciation of office furniture and equipment. Such amount is included in general and administrative expenses.

        We earned an adjusted gross margin of $39.1 million, or $25.91 per metric ton, for the year ended December 31, 2014 and an adjusted gross margin of $27.2 million, or $29.18 per metric ton, for the year ended December 31, 2013. The factors impacting adjusted gross margin per metric ton are detailed above under the heading "Gross margin."

  General and administrative expenses

        General and administrative expenses, including loss on disposal of assets, were $11.1 million for the year ended December 31, 2014 and $16.4 million for the year ended December 31, 2013. For the year ended December 31, 2014, general and administrative expenses included allocated and direct expenses of $9.3 million that were incurred under the MSA. For the year ended December 31, 2014, we also recorded $0.9 million of expenses paid by our sponsor. General and administrative costs for the year ended December 31, 2013 included $8.0 million of charges under the MSA. In 2013, we also incurred $6.3 million of expenses related to plant startup and commissioning activities at the Northampton and Southampton plants as well as overhead costs associated with the construction activities. We do not expect to incur any further general and administrative expenses related to plant development activities. These expenses, which include startup and commissioning activities at our plants prior to beginning production as well as incremental overhead costs related to our construction activities, are incurred by entities whose results are not reflected within our consolidated financial statements.

  Interest expense

        We incurred $8.7 million of interest expense during the year ended December 31, 2014 and $5.5 million during the year ended December 31, 2013. The increase in interest expense was attributable to an increase in our outstanding long-term debt and a decrease in capitalized interest as our new plants and assets related to the terminal storage expansion facility were placed in service. Please read "—Prior Senior Secured Credit Facilities" below.

  Adjusted EBITDA

	Year Ended December 31,
	2014	2013	Change
	(Predecessor)
	(in thousands)
Reconciliation of adjusted EBITDA to net income (loss):
Net income (loss)	$185	$(5,497)	$5,682
Add:
Depreciation and amortization	19,009	11,887	7,122
Interest expense	8,724	5,460	3,264
Early retirement of debt obligation	73	—	73
Non-cash equity compensation	2	5	(3)
Income tax expense	15	23	(8)
Asset impairments and disposals	340	223	117

Adjusted EBITDA	$28,348	$12,101	$16,247

        We generated adjusted EBITDA of $28.3 million for the year ended December 31, 2014 compared to $12.1 million for the year ended December 31, 2013. The $16.2 million improvement in adjusted EBITDA was primarily attributable to the $11.9 million increase in adjusted gross margin discussed in further detail above. Also contributing to the adjusted EBITDA was the $5.2 million reduction in general and administrative expenses discussed above under the heading "General and Administrative Expenses."

Liquidity and Capital Resources

Overview

        Our principal liquidity requirements for 2015 were to fund working capital, service our debt, maintain cash reserves, finance maintenance capital expenditures, pay distributions and fund the Southampton Drop-Down. We met our liquidity needs in 2015 with a combination of the proceeds of the IPO, the incurrence of additional debt under the Credit Agreement and the Assumption Agreement and funds generated through operations. Our predecessor's principal liquidity requirements for the years ended December 31, 2014 and 2013 were to fund capital expenditures for the construction of the Northampton and Southampton plants, to expand the storage capacity at our Chesapeake terminal and to meet working capital needs. Our predecessor met its liquidity needs with a combination of funds generated through operations, proceeds from long-term indebtedness and equity contributions from our sponsor.

        In the future, we expect our sources of liquidity to include cash generated from operations, borrowings under our Senior Secured Credit Facilities and, from time to time, public and private offerings of debt or equity securities. We operate in a capital-intensive industry, and our primary liquidity needs are to fund working capital, service our debt, maintain cash reserves, finance maintenance capital expenditures and pay distributions. We believe cash generated from our operations will be sufficient to meet the short-term working capital requirements of our business. However, future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors beyond our control. We intend to pay at least the minimum quarterly distribution of $0.4125 per common and subordinated unit per quarter, which equates to approximately $10.2 million per quarter, or approximately $40.8 million per year, based on the number of common and subordinated units outstanding as of March 1, 2016, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses. Because it is our intent to distribute at least the minimum quarterly distribution on all of our units on a quarterly basis, we expect that we will rely upon external financing sources, including bank borrowings and the issuance of debt and equity securities, to fund future acquisitions and expansions.

Noncash Working Capital

        Noncash working capital is the amount by which current assets, excluding cash, exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. Our noncash working capital was $24.6 million at December 31, 2015 and $32.6 million at December 31, 2014. The primary components of changes in noncash working capital were the following:

  Accounts receivable, net and related party receivables

        Accounts receivable, net and related party receivables increased noncash working capital by $16.8 million during the year ended December 31, 2015 as compared to December 31, 2014, primarily due to the timing, volume and size of product shipments.

  Inventories

        Our inventories consist of raw materials, work-in-process, consumable tooling and finished goods. Inventories increased to $24.2 million at December 31, 2015 from $18.1 million at December 31, 2014. The $6.2 million increase in noncash working capital was primarily attributable to an increase in finished goods related to the timing of product shipments.

  Restricted cash

        As of December 31, 2014, we had $11.6 million in restricted cash consisting of a restricted debt service reserve account in connection with our Prior Senior Secured Credit Facilities compared to $0 in restricted cash as of December 31, 2015. The $11.6 million decrease was primarily attributable to the closing of the debt service reserve account in connection with the Senior Secured Credit Facilities.

  Accounts payable, related party payables and accrued liabilities

        The increase in accounts payable, related party payables and accrued liabilities at December 31, 2015 as compared to December 31, 2014 decreased noncash working capital by $18.6 million and was primarily attributable to an increase in shipping and trading sales liabilities due to timing and volume of the shipments. Related party payable at December 31, 2015 included $6.0 million related to the MSA and $5.0 million related to the Southampton Drop-Down, compared to $2.4 million related to the Prior MSA at December 31, 2014.

Cash Flows

        The following table sets forth a summary of our net cash flows from operating, investing and financing activities for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
		(Predecessor)
	(in thousands)
Net cash provided by (used in) operating activities	$66,218	$29,434	$(7,577)
Net cash used in investing activities	(11,749)	(14,664)	(115,799)
Net cash (used in) provided by financing activities	(52,886)	(17,736)	115,235

Net increase (decrease) in cash and cash equivalents	$1,583	$(2,966)	$(8,141)

Cash Provided by (Used in) Operating Activities

        Net cash provided by (used in) operating activities was $66.2 million, $29.4 million and ($7.6) million for the years ended December 31, 2015, 2014 and 2013, respectively. The improvement was primarily attributable to the following:

  •
  An increase in net income, excluding depreciation and amortization, of $34.7 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014. The improvement in net income was attributable to the factors detailed above under "—Results of Operations—Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014."

  •
  A decrease in operating assets and liabilities of $6.8 million during the year ended December 31, 2015 compared to the corresponding period in 2014. This change was primarily attributable to a $6.7 million deposit into an escrow account made in accordance with the terms of a new customer contract. Our customer, the new owner of the Langerlo power station in Ghent, Belgium, intends to convert the plant from coal to biomass. Subsequent to year end, an affiliate of our customer filed for insolvency. Although we do not believe that our customer is involved in the insolvency filing, it is possible that our customer will not be able to perform under the terms of the contract. If our customer is unable to perform, then we expect that our $6.7 million deposit will be returned to us.

  •
  A decrease in net loss, excluding depreciation and amortization, of $12.8 million during the year ended December 31, 2014 as compared to the year ended December 31, 2013. The improvement in the net loss was attributable to the factors detailed above under "—Results of Operations—Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013."

  •
  An increase in operating assets and liabilities of $22.0 million during the year ended December 31, 2014 compared to the corresponding period in 2013. This increase was primarily attributable to a decrease in inventories and accounts receivable during the year ended December 31, 2014 as compared to the year ended December 31, 2013, which was primarily due to the timing and size of product shipments and an increase in accounts payable and accrued expenses, including a $2.4 million payable related to the Prior MSA at December 31, 2014.

Cash Used in Investing Activities

        Net cash used in investing activities was $11.7 million, $14.7 million and $115.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. The decrease in cash used in investing activities from the year ended December 31, 2014 to the year ended December 31, 2015 related primarily to a decrease in purchases of property, plant and equipment. Of the $8.5 million used for property, plant and equipment during the year ended December 31, 2015, approximately, $4.1 million related to projects intended to increase the production capacity of our plants. The remaining $4.4 million was used to maintain our equipment and machinery. The decrease from the year ended December 31, 2013 to the year ended December 31, 2014 related primarily to a decrease in purchases of property, plant and equipment driven by completing the construction of the Northampton and Southampton plants and the Chesapeake terminal storage expansion during 2013.

Cash (Used in) Provided by Financing Activities

        Net cash (used in) provided by financing activities was ($52.9) million, ($17.7) million and $115.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. Net cash used in financing activities during the year ended December 31, 2015 related primarily to the Southampton Drop-Down transaction and the distribution of a portion of our IPO proceeds. Borrowings under our Senior Secured Credit Facilities, including the $36.5 million of Incremental Term Advances under the Credit Agreement, and our IPO proceeds totaled $445.2 million. The cash was used to pay debt issuance costs and repay debt, including the Prior Senior Secured Credit Facilities and related party notes totaling $205.9 million, as well as to distribute $297.2 million to our sponsor. Also contributing to the increase was the payment of cash distributions to unitholders of $16.9 million. The net cash used in financing activities was partially offset by the release of $11.6 million of restricted cash upon the repayment of the Prior Senior Secured Credit Facilities.

        Net cash provided by financing activities was greater during the year ended December 31, 2013 as compared to the year ended December 31, 2014 primarily as a result of $58.3 million of cash contributions from our sponsor and $60.0 million of net proceeds under the Prior Senior Secured Credit Facilities for construction activities during 2013. Also contributing to the decrease in cash from the year ended December 31, 2013 to the year ended December 31, 2014 was an $8.6 million increase in cash deposited into our restricted debt service reserve account and $6.7 million in principal payments under the term borrowings in connection with our Prior Senior Secured Credit Facilities during 2014.

Senior Secured Credit Facilities

        On April 9, 2015 we entered into a credit agreement (the "Credit Agreement") providing for $199.5 million aggregate principal amount of senior secured credit facilities (the "Original Credit Facilities"). The Original Credit Facilities consist of (i) $99.5 million aggregate principal amount of Tranche A-1 advances, (ii) $75.0 million aggregate principal amount of Tranche A-2 advances and (iii) up to $25.0 million aggregate principal amount of revolving credit commitments. We are also able to request loans under incremental facilities under the Credit Agreement on the terms and conditions and in the maximum aggregate principal amounts set forth therein, provided that lenders provide commitments to make loans under such incremental facilities.

        On December 11, 2015, we entered into the First Incremental Term Loan Assumption Agreement (the "Assumption Agreement") providing for $36.5 million of incremental borrowings (the "Incremental Term Advances" and, together with the Original Credit Facilities, the "Senior Secured Credit Facilities") under the Credit Agreement. The Incremental Term Advances consist of (i) $10.0 million aggregate principal amount of Tranche A-3 advances and (ii) $26.5 million aggregate principal amount of Tranche A-4 advances.

        The Senior Secured Credit Facilities mature in April 2020. Borrowings under the Senior Secured Credit Facilities bear interest, at our option, at either a base rate plus an applicable margin or at a Eurodollar rate (with a 1.00% floor for term loan borrowings) plus an applicable margin.

        We borrowed the full amount of the Tranche A-1 and Tranche A-2 facilities at the closing of the Credit Agreement. Of the total proceeds from such borrowings, $82.2 million was used to repay all outstanding indebtedness under the Prior Senior Secured Credit Facilities and related accrued interest,

$6.4 million was used to pay closing fees and expenses, and the balance of $85.9 million was used to make a distribution to the sponsor. We borrowed the full amount of the Tranche A-3 and Tranche A-4 facilities at the closing of the Assumption Agreement. Of the total proceeds from such borrowings, $35.6 million was used to acquire the Southampton plant and the balance of $0.9 million was used to pay related fees and expenses. Borrowings under the revolving facility may be used for working capital requirements and general partnership purposes, including the issuance of letters of credit. Letters of credit issued under the revolving facility are subject to a fee calculated at the applicable margin for revolving facility Eurodollar rate borrowings.

        Interest is payable quarterly for loans bearing interest at the base rate and at the end of the applicable interest period for loans bearing interest at the Eurodollar rate. The principal amounts of the Tranche A-1 and Tranche A-3 facilities are payable in quarterly installments of 0.50% through March 2017, 0.75% thereafter through March 2018 and 1.25% thereafter. The principal amounts of the Tranche A-2 and Tranche A-4 facilities are payable in equal quarterly installments of 0.25%. No amortization is required with respect to the principal amount of the revolving facility. All outstanding amounts under the Senior Secured Credit Facilities will be due and the letter of credit commitments will terminate on the maturity date or upon earlier prepayment or acceleration. We are required to make mandatory prepayments of the Senior Secured Credit Facilities with the proceeds of certain asset sales and debt incurrences.

        We had $5.0 million in letters of credit committed under the facility as of December 31, 2015. The letters of credit were issued in connection with contracts between us and third parties, in the ordinary course of business. The amounts required to be secured with letters of credit under these contracts may be adjusted or cancelled based on the specific third-party contract terms. The amounts outstanding as of December 31, 2015 are subject to automatic extensions through the termination dates of the letters of credit facilities. The letters of credit are not cash collateralized and there are no unreimbursed drawings under the letters of credit as of December 31, 2015.

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

        Pursuant to the Credit Agreement, we are required to maintain, as of the last day of each fiscal quarter, a ratio of total debt to consolidated EBITDA ("Total Leverage Ratio"), as defined in the Credit Agreement, of not more than a maximum ratio, initially set at 4.25:1.00 and stepping down to 3.75:1.00 during the term of the Credit Agreement; provided that the maximum permitted Total Leverage Ratio will be increased by 0.50:1.00 for the period from the consummation of certain qualifying acquisitions through the end of the second full fiscal quarter thereafter.

        As of December 31, 2015, our total debt to consolidated EBITDA was 2.71:1.00, which was less than the maximum ratio of 4.25:1.00. As of December 31, 2015, we were in compliance with all covenants and restrictions associated with, and no events of default existed under, the Credit Agreement. The obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and secured by liens on substantially all of our and their assets.

        On December 11, 2015, Enviva FiberCo, LLC, a wholly owned subsidiary of our sponsor, became a lender pursuant to the Credit Agreement with a purchase of $15.0 million aggregate principal amount of the Tranche A-4 term advances, net of a 1.0% lender fee.

Contractual Obligations

        The following table presents our contractual obligations and other commitments as of December 31, 2015:

Contractual Obligations	Total	2016	2017 - 2018	2019 - 2020	2021 and Beyond
	(in thousands)
Long-term debt(1)	$212,833	$6,063	$11,732	$195,038	$—
Other loans and capital leases	366	129	187	50	—
Operating leases	4,832	2,333	2,483	16	—
Interest expense(2)	45,801	11,224	22,130	12,447	—
Purchase obligations(3)	5,204	5,204	—	—	—
Other purchase commitments(4)	50,349	27,754	19,144	3,451	—

	$319,385	$52,707	$55,676	$211,002	$—

(1)
Our long-term debt as of December 31, 2015 consisted of $170.8 million outstanding, offset by an unamortized discount of $1.7 million, under our Senior Secured Credit Facilities; $21.2 million outstanding, offset by an unamortized discount of $0.2 million under our First Incremental Term Loan, $11.4 million outstanding, offset by an unamortized discount of $0.2 million under our First Incremental Term Loan with a related party; a promissory note of $0.7 million related to the land purchase for the Southampton plant; a construction loan and working capital line outstanding in the amount of $3.3 million related to our Wiggins, MS plant; and a note payable outstanding in the amount of $2.0 million related to the acquisition of our Amory, MS plant.

(2)
The cash obligations for interest expense reflect, as of December 31, 2015, (i) interest expense related to $98.0 million of Tranche A-1 advances bearing interest at 5.10%, $74.4 million of Tranche A-2 advances bearing interest at 5.25%, $9.9 million of Tranche A-3 advances bearing interest at 5.10%, $11.5 million of Tranche A-4 advances bearing interest at 5.25%, $15.0 million of Tranche A-4 advances with a related party bearing interest at 5.25% and $5.0 million of advances under the letter of credit facility subject to a fee calculated at the applicable margin for revolving facility Eurodollar rate borrowings under our Senior Secured Credit Facilities, (ii) interest expense related to the $3.3 million Wiggins construction loan and working capital line, which bear interest at a rate of 6.35%, and (iii) interest expense related to the Amory note, which bears interest at a rate of 6.0%.

(3)
At December 31, 2015, we had $5.2 million of purchase obligations which consisted of commitments for the purchase of materials, supplies and the engagement of services for the operation of our facilities to be used in the normal course of business. The amounts presented in the table do not include items already recorded in accounts payable or accrued liabilities at December 31, 2015.

(4)
Other purchase commitments consist primarily of commitments under certain wood fiber and pellet supply contracts and handling contracts. Some of our suppliers and service providers commit resources based on our planned purchases and require minimum levels of purchases. The amounts in the table represent an estimate of the costs we would incur under these contracts as of December 31, 2015. Many of our contracts are requirement contracts and currently do not represent a firm commitment to purchase from our suppliers; therefore, they are not reflected in the table above. Under these contracts, we may be liable for the costs incurred on services rendered until termination and the costs of any supplies on hand.

        In order to mitigate volatility in our shipping costs, we have entered into fixed-price shipping contracts with reputable shippers matching the terms and volumes of our off-take contracts for which we are responsible for arranging shipping. Our contracts with shippers include provisions as to the minimum amount of metric tons per year to be shipped and may also stipulate the number of shipments. These contracts range in terms from one year to nine years, charges are based on a fixed-price per metric ton and some of our contracts include provisions for adjustment for increases in the price of fuel or for other distribution-related costs. The price per metric ton may also vary depending on the loading port and the discharge port. Shipping contracts are requirement contracts and currently do not represent a firm commitment. However, our shippers commit their resources based on our planned shipments and we would likely be liable for a portion of their expenses if we deviated from our communicated plans. As of December 31, 2015, we estimate our obligations related to these shipping contracts to be approximately $411.1 million through 2025. These amounts will be offset by the related sales transactions in the same period and, accordingly, we have not included them in the table above.

Off-Balance Sheet Arrangements

        As of December 31, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Recently Issued Accounting Pronouncements

        On February 25, 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases. Under the new pronouncement, an entity is required to recognize assets and liabilities arising from a lease for all leases with a maximum possible term of more than 12 months. A lessee is required to recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the leased asset (the underlying asset) for the lease term. For most leases of assets other than property (for example, equipment, aircraft, cars, trucks), a lessee would recognize a right-of-use asset and a lease liability, initially measured at the present value of lease payments and recognize the unwinding of the discount on the lease liability as interest separately from the amortization of the right-of-use asset. For most leases of property (that is, land and/or a building or part of a building), a lessee would recognize a right-of-use asset and a lease liability, initially measured at the present value of lease payments and recognize a single lease cost, combining the unwinding of the discount on the lease liability with the amortization of the right-of-use asset, on a straight-line basis. The new guidance is effective for public entities for fiscal year and interim periods within those fiscal years beginning after December 15, 2018. Upon adoption, a lessee and a lessor would recognize and measure leases at the beginning of the earliest period presented using either a modified retrospective approach. Early adoption is permitted. We are in the process of evaluating the impact of adoption on our consolidated financial statements.

        In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, to amend the guidance for amounts that are adjusted in a merger or acquisition. The standard eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement period adjustments that occur in periods after a business combination is consummated. The ASU is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. We do not expect adoption to have a material effect on our consolidated financial statements.

        In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The standard simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value for entities using the first-in, first-out method of valuing inventory. ASU No. 2015-11 eliminates other measures required by current guidance to determine net realizable value. ASU No. 2015-11 is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years, and early adoption is permitted. We do not expect adoption to have a material effect on the carrying value of inventory.

        In April 2015, the FASB issued ASU No. 2015-06, Earnings Per Share (Topic 260)—Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions—a consensus of the FASB Emerging Issues Task Force (EITF). The amendments in ASU No. 2015-06 apply to master limited partnerships subject to the Master Limited Partnerships Subsections of Topic 260 that receive net assets through a dropdown transaction that is accounted for under the Transactions Between Entities Under Common Control Subsections of Subtopic 805-50, Business Combinations—Related Issues. When a general partner transfers, or "drops down," net assets to a master limited partnership and that transaction is accounted for as a transaction between entities under common control, the statements of operations of the master limited partnership are adjusted retrospectively to reflect the dropdown transaction as if it occurred on the earliest date during which the entities were under common control. The amendments in ASU No. 2015-06 specify that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method also are required. The amendments in ASU No. 2015-06 are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The amendments in ASU No. 2015-06 should be applied retrospectively for all financial statements presented. We have evaluated this guidance and determined it is consistent with our policy and historical presentation of earnings per unit.

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

        In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new standard reduces the number of consolidation models and simplifies their application. The amendments in ASU No. 2015-02 are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships and similar legal entities. The amendments simplify the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments (1) eliminate the presumption that a general partner should consolidate a limited partnership, (2) eliminate the indefinite deferral of FASB Statement No. 167, thereby reducing the number of variable interest entity ("VIE") consolidation models from four to two (including the limited partnership consolidation model), (3) clarify when fees paid to a decision maker should be a factor to include in the consolidation of VIEs, (4) amend the guidance for assessing how related party relationships affect VIE consolidation analysis and (5) exclude certain money market funds from the consolidation guidance. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after

December 15, 2015. The standard allows early adoption, including early adoption in an interim period. We are in the process of evaluating the impact of adoption on our consolidated financial statements.

        In January 2015, the FASB issued ASU No. 2015-01, Income Statement-Extraordinary and Unusual Items. The standard eliminates the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU No. 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. The standard is effective for periods beginning after December 15, 2015 and early adoption is permitted. The adoption is not expected to have a material effect on our consolidated financial statements.

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The new standard provides new guidance on the recognition of revenue and states that an entity should recognize revenue when control of the goods or services transfers to the customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The new standard also requires significantly expanded disclosure regarding qualitative and quantitative information about the nature, timing and uncertainty of revenue and cash flow arising from contracts with customers. On July 9, 2015, the FASB approved a one-year delay in the effective date of ASU No. 2014-09. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The standard permits either applying retrospectively the amendment to each prior reporting period presented or retrospectively with the cumulative effect of initially applying at the date of initial application. We are in the process of evaluating the impact of adoption on our consolidated financial statements and have not determined which implementation method will be adopted.

Critical Accounting Policies and Estimates

        The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported revenues and expenses during the reporting periods. We evaluate these estimates and assumptions on an ongoing basis and base our estimates on historical experience, current conditions and various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Our actual results may materially differ from these estimates.

        Listed below are accounting policies we believe are critical to our consolidated financial statements due to the degree of uncertainty regarding the estimates or assumptions involved, which we believe are critical to the understanding of our operations.

Revenue Recognition

        We primarily earn revenue by supplying wood pellets to customers under long-term, U.S. dollar-denominated contracts (also referred to as "off-take" contracts). We refer to the structure of our contracts as "take-or-pay" because they include a firm obligation to take a fixed quantity of product at a stated price and provisions that ensure we will be made whole in the case of our customer's failure to accept all or a part of the contracted volumes or for termination by our customer. Each contract defines the annual volume of wood pellets that the customer is required to purchase and we are required to sell and the fixed-price per metric ton for product satisfying a base net calorific value and the technical specifications of the product, as well as, in some instances, provides for price adjustments for actual product specification and changes in underlying costs. Revenues from the sale of pellets are recognized when the goods are shipped, title passes, the sales price to the customer is fixed and collectability is reasonably assured.

        Depending on the specific off-take contract, shipping terms are either Cost, Insurance and Freight ("CIF") or Free on Board ("FOB"). Under a CIF contract, we procure and pay for shipping costs which include insurance and all other charges up to the port of destination for the customer. These costs are included in the price to the customer and as such, are included in revenue and cost of goods sold. Under an FOB contract, the customer is directly responsible for shipping costs.

        In some cases, we may purchase shipments of product from a third-party supplier and resell them in back-to-back transactions that immediately transfer title and risk of loss to the ultimate purchaser. Thus, the revenue from these transactions is recorded net of costs paid to the third-party supplier. We record this revenue as "Other revenue."

        In instances when a customer requests the cancellation, deferral or acceleration of a shipment, the customer may pay a fee including reimbursement of any incremental costs, which is included in revenue.

Cost of Goods Sold

        Cost of goods sold includes the costs to produce and deliver wood pellets to customers. Raw material, production and distribution costs associated with delivering our wood pellets to our ports and third-party pellet purchase costs are capitalized as a component of inventory. Fixed production overhead, including the related depreciation expense, is allocated to inventory based on the normal capacity of the facilities. These costs are reflected in cost of goods sold when inventory is sold. During the ramp-up period when production volume is often below the expected plant capacity, we charge such under-absorption of fixed overhead to expense. Distribution costs associated with shipping our wood pellets to our customers and amortization are expensed as incurred. Our inventory is recorded using the first-in, first-out method ("FIFO"), which requires the use of judgment and estimates. Given the nature of our inventory, the calculation of cost of goods sold is based on estimates used in the valuation of the FIFO inventory and in determining the specific composition of inventory that is sold to each customer.

        Additionally, the purchase price of an acquired customer contract that was recorded as an intangible asset is amortized as deliveries are made under the contract.

Property, Plant and Equipment

        Property, plant and equipment are recorded at cost, which includes the fair values of assets acquired. Equipment under capital leases is stated at the present value of minimum lease payments. Useful lives of assets are based on historical experience and are adjusted when changes in the expected physical life of the asset, its planned use, technological advances or other factors show that a different life would be more appropriate. Changes in useful lives that do not result in the impairment of an asset are recognized prospectively.

        Depreciation and amortization are calculated using the straight-line method based on the estimated useful lives of the related assets. Plant and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.

        Construction in progress primarily represents expenditures for the development and expansion of facilities. Capitalized interest cost and all direct costs, which include equipment and engineering costs related to the development and expansion of facilities, are capitalized as construction in progress. Depreciation is not recognized for amounts in construction in progress.

        Normal repairs and maintenance costs are expensed as incurred. Amounts incurred that extend an asset's useful life, increase its productivity or add production capacity are capitalized. Direct costs, such as outside labor, materials, internal payroll and benefit costs incurred during the construction of a new plant are capitalized; indirect costs are not capitalized. Repairs and maintenance costs were $11.4 million, $8.5 million and $4.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Asset Impairment Assessments

  Long-Lived Assets

        Long-lived assets, such as property, plant and equipment and amortizable intangible assets, are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset or asset group to such asset or asset group's carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

  Goodwill

        Goodwill represents the purchase price paid for acquired businesses in excess of the identifiable acquired assets and assumed liabilities. Goodwill is not amortized, but is tested for impairment annually on December 1 and whenever an event occurs or circumstances change such that it is more likely than not that the fair value of the reporting unit is less than its carrying amounts. At December 31, 2015 and 2014, the Partnership has identified one reporting unit which corresponded to the Partnership's one segment and has selected the fourth fiscal quarter to perform its annual goodwill impairment test.

        The Partnership first performs a qualitative assessment to determine whether it is necessary to perform quantitative testing. If this initial qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is more than its carrying value, goodwill is not considered impaired and the Partnership is not required to perform the two-step impairment test. Qualitative factors considered in this assessment include (i) macroeconomic conditions, (ii) past, current and projected future financial performance, (iii) industry and market considerations, (iv) changes in the costs of raw materials, fuel and labor and (v) entity-specific factors such as changes in management or customer base.

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

        If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the entity must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill.

        For the years ended December 31, 2015 and 2014, the Partnership applied the qualitative test and determined that it was more likely than not that the estimated fair value of the reporting unit substantially exceeded the related carrying value, and, accordingly, was not required to apply the two-step impairment test. The Partnership did not record any goodwill impairment for the years ended December 31, 2015 and 2014 (see Note 9, Goodwill and Other Intangible Assets).

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk is the risk of loss arising from adverse changes in market rates and prices. Historically, our risks have been predominantly related to potential changes in the fair value of our long-term debt due to fluctuations in applicable market interest rates. Our market risk exposure is expected to be limited to risks that arise in the normal course of business, as we do not engage in speculative, non-operating transactions, nor do we use financial instruments or derivative instruments for trading purposes.

Interest Rate Risk

        At December 31, 2015, our total debt had a carrying value of $213.2 million, which approximates fair value.

        We are exposed to interest rate risk on borrowings under our Senior Secured Credit Facilities. As of December 31, 2015, $206.8 million, net of unamortized discount of $2.1 million, of our total debt related to borrowings under our Senior Secured Credit Facilities.

        Borrowings under the Senior Secured Credit Facilities bear interest, at our option, at either a base rate plus an applicable margin or at a Eurodollar rate (with a 1.00% floor for term loan borrowings) plus an applicable margin. The applicable margin is (i) for Tranche A-1 and A-3 base rate borrowings, 3.10% through April 2017, 2.95% thereafter through April 2018 and 2.80% thereafter, and for Tranche A-1 and A-3 Eurodollar rate borrowings, 4.10% through April 2017, 3.95% thereafter through April 2018 and 3.80% thereafter and (ii) 3.25% for Tranche A-2 and A-4 base rate borrowings and revolving facility base rate borrowings and 4.25% for Tranche A-2 and A-4 Eurodollar rate borrowings and revolving facility Eurodollar rate borrowings. To manage our exposure to fluctuations in interest rates under our Senior Secured Credit Facilities, we may enter into interest rate swaps.

        Changes in the overall level of interest rates affect the interest expense that we recognize in our consolidated statements of operations related to interest rate swap agreements and borrowings. An interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. Based on the $206.8 million outstanding under the Senior Secured Credit Facilities as of December 31, 2015, if LIBOR-based interest rates increased by 100 basis points, our interest expense would have increased annually by approximately $1.3 million.

Credit Risk

        Substantially all of our revenue was from long-term, take-or-pay off-take contracts with three customers for the year ended December 31, 2015 and 2014 and four customers for the year ended December 31, 2013. Most of our customers are major power generators in Northern Europe. This concentration of counterparties operating in a single industry may increase our overall exposure to credit risk, in that the counterparties may be similarly affected by changes in economic, political, regulatory or other conditions. If a customer defaults or if any of our contracts expires in accordance with its terms, and we are unable to renew or replace these contracts, our gross margin and cash flows and our ability to make cash distributions to our unitholders may be adversely affected.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Unitholders
Enviva Partners, LP:

        We have audited the accompanying consolidated balance sheets of Enviva Partners, LP and subsidiaries (the Partnership) as of December 31, 2015 and 2014, and the related consolidated statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enviva Partners, LP and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

(signed) KPMG LLP

McLean, Virginia
March 8, 2016

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2015 and 2014

(In thousands, except for number of units)

	2015	2014
		(Predecessor)
Assets
Current assets:
Cash and cash equivalents	$2,175	$592
Accounts receivable, net of allowance for doubtful accounts of $85 in 2015 and $61 in 2014	38,684	21,998
Related party receivables	94	—
Inventories	24,245	18,064
Restricted cash	—	11,640
Deferred issuance costs	—	4,052
Prepaid expenses and other current assets	2,123	1,734

Total current assets	67,321	58,080
Property, plant and equipment, net of accumulated depreciation of $64.7 million in 2015 and $40.9 million in 2014	405,582	316,259
Intangible assets, net of accumulated amortization of $7.0 million in 2015 and $1.0 million in 2014	3,399	722
Goodwill	85,615	4,879
Debt issuance costs, net of accumulated amortization of $0.8 million in 2015 and $3.0 million in 2014	5,567	3,594
Other long-term assets	7,063	955

Total assets	$574,547	$384,489

Liabilities and Partners' Capital
Current liabilities:
Accounts payable	$9,303	$4,013
Related party payables	11,013	2,354
Accrued and other current liabilities	13,059	8,159
Deferred revenue	485	60
Current portion of interest payable	—	73
Current portion of long-term debt and capital lease obligations	6,523	10,237
Related party current portion of long-term debt	150	—

Total current liabilities	40,533	24,896
Long-term debt and capital lease obligations	191,861	83,838
Related party long-term debt	14,664	—
Long-term interest payable	751	572
Interest rate swap derivatives	—	101
Other long-term liabilities	586	554

Total liabilities	248,395	109,961
Commitments and contingencies
Partners' capital:
Predecessor equity	—	271,495
Limited partners
Common unitholders—public (11,502,934 issued and outstanding at December 31, 2015)	210,488	—
Common unitholder—sponsor (1,347,161 issued and outstanding at December 31, 2015)	19,619	—
Subordinated unitholder—sponsor (11,905,138 issued and outstanding at December 31, 2015)	133,427	—
General partner	(40,373)	—

Total Enviva Partners, LP partners' capital	323,161	271,495
Noncontrolling partners' interests	2,991	3,033

Total partners' capital	326,152	274,528

Total liabilities and partners' capital	$574,547	$384,489

See accompanying notes to consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2015, 2014 and 2013

(In thousands, except per unit amounts)

	2015	2014	2013
		(Predecessor)
Product sales	$450,980	$286,641	$176,051
Other revenue	6,394	3,495	3,836

Net revenue	457,374	290,136	179,887
Cost of goods sold, excluding depreciation and amortization	365,061	251,058	152,720
Depreciation and amortization	30,692	18,971	11,827

Total cost of goods sold	395,753	270,029	164,547

Gross margin	61,621	20,107	15,340
General and administrative expenses	18,360	10,792	16,150
Loss on disposal of assets	2,081	340	223

Income (loss) from operations	41,180	8,975	(1,033)
Other income (expense):
Interest expense	(10,551)	(8,724)	(5,460)
Related party interest expense	(1,154)	—	—
Early retirement of debt obligation	(4,699)	(73)	—
Other income	979	22	1,019

Total other expense, net	(15,425)	(8,775)	(4,441)

Income (loss) before income tax expense	25,755	200	(5,474)
Income tax expense	2,623	15	23

Net income (loss)	23,132	185	(5,497)

Less net loss attributable to noncontrolling partners' interests	42	79	58

Net income (loss) attributable to Enviva Partners, LP	$23,174	$264	$(5,439)

Less: Predecessor loss to May 4, 2015 (prior to IPO)	$(2,132)
Less: Pre-acquisition income from April 10, 2015 to December 10, 2015 from operations of Enviva Pellets Southampton Drop-Down allocated to General Partner	6,264

Enviva Partners, LP limited partners' interest in net income from May 4, 2015 to December 31, 2015	$19,042

Net income per limited partner common unit:
Basic	$0.80
Diluted	$0.79
Net income per limited partner subordinated unit:
Basic	$0.80
Diluted	$0.79
Weighted average number of limited partner units outstanding:
Common—basic	11,988
Common—diluted	12,258
Subordinated—basic and diluted	11,905
Distribution declared per limited partner unit for respective periods	$1.1630

See accompanying notes to consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Consolidated Statements of Changes in Partners' Capital

Years ended December 31, 2015, 2014 and 2013

(In thousands)

				Limited Partners' Capital
			General Partner- Incentive Distribution Rights	Common Units-Public		Common Units-Sponsor		Subordinated Units-Sponsor
	Net Parent Investment	General Partner Interest								Non- controlling Interests	Total Partners' Capital
				Units	Amount	Units	Amount	Units	Amount
Balance as of December 31, 2012	$212,788	$—	$—	—	$—	—	$—	—	$—	$3,170	$215,958
Contributed capital	60,945	—	—	—	—	—	—	—	—	—	60,945
Unit-based compensation	5	—	—	—	—	—	—	—	—	—	5
Net loss	(5,439)	—	—	—	—	—	—	—	—	(58)	(5,497)

Balance as of December 31, 2013	268,299	—	—	—	—	—	—	—	—	3,112	271,411

Contributed capital	2,930	—	—	—	—	—	—	—	—	—	2,930
Unit-based compensation	2	—	—	—	—	—	—	—	—	—	2
Net income (loss)	264	—	—	—	—	—	—	—	—	(79)	185

Balance as of December 31, 2014	271,495	—	—	—	—	—	—	—	—	3,033	274,528

Contribution of Enviva Cottondale Acquisition II, LLC	132,765	—	—	—	—	—	—	—	—	—	132,765
Expenses incurred by sponsor	3,088	—	—	—	—	—	—	—	—	—	3,088
Net proceeds from IPO, net of deferred IPO costs	—	—	—	11,500	208,911	—	—	—	—	—	208,911
Distribution to sponsor associated with IPO	(176,702)	—	—	—	—	—	—	—	—	—	(176,702)
Allocation of net Parent investment to sponsor	(228,514)	—	—	—	—	405	7,518	11,905	220,996	—	—
Distribution to sponsor associated with Enviva Pellets Southampton Drop-Down	—	(46,637)	—	—	—	—	(3,015)	—	(88,681)	—	(138,333)
Issuance of units associated with Enviva Pellets Southampton Drop-Down	—	—	—		—	942	15,000	—	—	—	15,000
Issuance of units through Long-Term Incentive Plan	—	—	—	3	42	—	—	—	—	—	42
Cash distributions, phantom units and distribution equivalent rights	—	—	—	—	(8,287)	—	(285)	—	(8,369)	—	(16,941)
Unit-based compensation	—	—	—	—	662	—	—	—	—	—	662
Net income	(2,132)	6,264	—	—	9,160	—	401	—	9,481	(42)	23,132

Partners' Capital, December 31, 2015	$—	$(40,373)	$—	11,503	$210,488	1,347	$19,619	11,905	$133,427	$2,991	$326,152

See accompanying notes to consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2015, 2014 and 2013

(In thousands)

	2015	2014	2013
		(Predecessor)
Cash flows from operating activities:
Net income (loss)	$23,132	$185	$(5,497)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	30,738	19,009	11,887
Amortization of debt issuance costs and original issue discount	1,606	2,021	1,009
General and administrative expense incurred by Enviva Holdings, LP	475	928	—
Allocation of income tax expense from Enviva Cottondale Acquisition I, LLC	2,663	—	—
Early retirement of debt obligation	4,699	73	—
Loss on disposals of property, plant and equipment	2,081	340	223
Unit-based compensation expense	704	2	5
Change in fair value of interest rate swap derivatives	23	(7)	(36)
Change in operating assets and liabilities:
Accounts receivable	(3,518)	3,880	(15,977)
Related party receivable	(94)	—	—
Prepaid expenses and other assets	57	3,478	1,088
Inventories	(22)	1,168	(8,090)
Other long-term assets	(6,051)	279	—
Accounts payable, accrued liabilities and other current liabilities	5,538	(1,889)	8,301
Related party payable	3,657	—	—
Accrued interest	105	(248)	(713)
Deferred revenue	425	(542)	471
Other long-term liabilities	—	757	(248)

Net cash provided by (used in) operating activities	66,218	29,434	(7,577)
Cash flows from investing activities:
Purchases of property, plant and equipment	(8,475)	(14,733)	(124,732)
Restricted cash	—	44	8,910
Payment of acquisition related costs	(3,573)	—	—
Proceeds from the sale of property, plant and equipment	299	25	23

Net cash used in investing activities	(11,749)	(14,664)	(115,799)
Cash flows from financing activities:
Principal payments on debt and capital lease obligations	(199,638)	(58,136)	(7,537)
Cash paid related to debt issuance costs	(6,287)	—	(23)
Termination payment for interest rate swap derivatives	(146)	—	—
Release of cash restricted for debt service	11,640	—	—
Cash restricted for debt service	—	(8,600)	(540)
IPO proceeds, net	215,050	—	—
Distributions to sponsor	(297,185)	—	—
Cash paid for deferred IPO costs	(1,964)	—	—
Cash distributions to unitholders and equivalent rights paid	(16,883)	—	—
Proceeds from contributions from sponsor	12,387	—	58,335
Proceeds from debt issuance	230,140	49,000	65,000

Net cash (used in) provided by financing activities	(52,886)	(17,736)	115,235

Net increase (decrease) in cash and cash equivalents	1,583	(2,966)	(8,141)
Cash and cash equivalents, beginning of period	592	3,558	11,699

Cash and cash equivalents, end of period	$2,175	$592	$3,558

See accompanying notes to consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 2015, 2014 and 2013

(In thousands)

	2015	2014	2013
		(Predecessor)
Non-cash investing and financing activities:
The Partnership acquired property, plant and equipment in non-cash transactions as follows:
Property, plant and equipment acquired included in accounts payable and accrued liabilities	$579	$830	$10,581
Property, plant and equipment acquired included in other assets as notes receivable	—	175	—
Property, plant and equipment acquired under capital leases	—	290	259
Property, plant and equipment acquired under notes payable	39	—	—
Property, plant and equipment transferred from prepaid expenses	173	—	—
Property, plant and equipment transferred from inventory	146	—	—
Contribution of Enviva Pellets Cottondale, LLC non-cash net assets	122,529	—	—
Application of deferred IPO costs to partners' capital	5,913	—	—
Distribution included in liabilities	58	—	—
Distribution due to sponsor	5,002	—	—
Debt issuance costs included in accrued liabilities	36	—	—
Distribution of Enviva Pellets Cottondale, LLC assets to sponsor	319	—	—
Non-cash adjustments to financed insurance and prepaid expenses	105	—	—
Application of sales tax accrual to fixed assets	73	—	—
Financed insurance	—	2,157	2,011
Grant receivable included in other liabilities	—	187	—
Contribution to tax accounts of sponsor	35	—	—
Depreciation capitalized to inventories	211	149	401
Capitalized debt issuance costs and original issue discount	—	—	1,011
Early retirement of debt obligation:
Deposit applied to principal outstanding under promissory note	—	391	—
Deposit applied to accrued interest under promissory note	—	154	—
Non-cash capital contributions from sponsor	339	2,001	2,610
Supplemental information:
Interest paid, net of capitalized interest of $0 million, $0 million and $1.4 million, respectively	$9,933	$6,734	$3,745

See accompanying notes to consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except per unit amounts and unless otherwise noted)

(1) Business and Basis of Presentation

        Enviva Partners, LP (the "Partnership") is a Delaware limited partnership formed on November 12, 2013, as a wholly owned subsidiary of Enviva Holdings, LP (the "sponsor"). Through its interests in Enviva, LP (the "Predecessor" or "Enviva LP") and Enviva GP, LLC, the general partner of the Predecessor, the Partnership supplies utility-grade wood pellets to major power generators under long-term, take-or-pay off-take contracts. The Partnership procures wood fiber and processes it into utility-grade wood pellets. The Partnership loads the finished wood pellets into railcars, trucks and barges that are transported to deep-water marine terminals, where they are received, stored and ultimately loaded onto oceangoing vessels for transport to the Partnership's principally Northern European customers.

        The Partnership operates six industrial-scale wood pellet production plants located in the Mid-Atlantic and Gulf Coast regions of the United States. Wood pellets are exported from a wholly-owned deep-water marine terminal in Chesapeake, Virginia and from third-party deep-water marine terminals in Mobile, Alabama and Panama City, Florida under long-term contracts.

        On May 4, 2015, the Partnership completed an initial public offering (the "IPO") of common units representing limited partner interests in the Partnership (see Note 2, Initial Public Offering). Prior to the closing of the IPO, the sponsor contributed to the Partnership its interests in the Predecessor, Enviva GP, LLC, and Enviva Cottondale Acquisition II, LLC ("Acquisition II"), which was the owner of Enviva Pellets Cottondale, LLC ("Enviva Pellets Cottondale"), which owns a wood pellet production plant in Cottondale, Florida (the "Cottondale plant"). The primary assets contributed to the Partnership by the sponsor included five industrial-scale wood pellet production plants and a wholly-owned deep-water terminal and long-term contractual arrangements to sell the wood pellets produced at the plants to third parties.

        Until April 9, 2015, Enviva MLP Holdco, LLC, a wholly owned subsidiary of the sponsor, was the owner of the Predecessor, and Enviva Cottondale Acquisition I, LLC ("Acquisition I"), a wholly owned subsidiary of the sponsor, was the owner of Acquisition II.

        On January 5, 2015, the sponsor acquired Green Circle Bio Energy, Inc. ("Green Circle"), which owned the Cottondale plant. Acquisition I contributed Green Circle to the Partnership in April 2015 in exchange for subordinated units in the Partnership. Prior to such contribution, the sponsor converted Green Circle into a Delaware limited liability company and changed the name of the entity to "Enviva Pellets Cottondale, LLC."

        In connection with the closing of the Senior Secured Credit Facilities (as defined below) (see Note 10, Long-Term Debt and Capital Lease Obligations), on April 9, 2015, the Partnership, the Predecessor and the sponsor executed a series of transactions that were accounted for as common control transactions and are referred to as the "Reorganization:"

  •
  Under a Contribution Agreement, the Predecessor conveyed 100% of the outstanding limited liability company interest in Enviva Pellets Southampton, LLC ("Enviva Pellets Southampton"), which owns a wood pellet production plant in Southampton County, Virginia (the "Southampton plant"), to a joint venture between the sponsor and Hancock Natural Resource Group, Inc. and certain other affiliates of John Hancock Life Insurance Company (the "Hancock JV"), which is consolidated by the sponsor; and

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(1) Business and Basis of Presentation (Continued)

  •
  Under a separate Contribution Agreement by and among the sponsor, Enviva MLP Holdco, LLC, Acquisition I, the Predecessor and the Partnership, the parties executed the following transactions:

  •
  The Predecessor distributed cash and cash equivalents of $1.7 million and accounts receivable of $2.4 million to the sponsor;

  •
  The sponsor contributed to the Partnership 100% of the outstanding limited liability company interest in Acquisition II, the former owner of Enviva Pellets Cottondale (formerly Green Circle Bio Energy, Inc.), which owns the Cottondale plant;

  •
  The sponsor contributed 100% of the outstanding interests in each of the Predecessor and Enviva GP, LLC to the Partnership; and

  •
  The Partnership used $82.2 million of the proceeds from borrowings under the Original Credit Facilities (as defined below) to repay all outstanding indebtedness under the Predecessor's $120.0 million Prior Senior Secured Credit Facilities (as defined below) and related accrued interest (see Note 10, Long-Term Debt and Capital Lease Obligations).

        As a result of the Reorganization, the Partnership became the owner of the Predecessor, Enviva GP, LLC and Acquisition II.

        In connection with the closing of the IPO, under a Contribution Agreement by and among the sponsor, Enviva MLP Holdco, LLC, Acquisition I, the Predecessor and the Partnership, Acquisition II merged into the Partnership and the Partnership contributed its interest in Enviva Pellets Cottondale to the Predecessor.

        In connection with the closing of the Senior Secured Credit Facilities (see Note 10, Long-Term Debt and Capital Lease Obligations), on December 11, 2015, under the terms of a Contribution Agreement by and among the Partnership and the Hancock JV, the Hancock JV contributed to Enviva LP, all of the issued and outstanding limited liability interests in Enviva Pellets Southampton for total consideration of $131.0 million. The acquisition (the "Southampton Drop-Down") included the Southampton plant, a ten-year 500,000 metric tons per year ("MTPY") take-or-pay off-take contract and a matching ten-year shipping contract.

        The purchase price for the Southampton Drop-Down was financed with (a) $36.5 million of incremental borrowings under the Credit Agreement (as defined below), (b) the issuance to a wholly owned subsidiary of the sponsor of 942,023 common units at a value of $15.92 per unit, or $15.0 million of equity proceeds, and (c) $79.5 million of cash. The Partnership accounted for the Southampton Drop-Down as a combination of entities under common control at historical cost in a manner similar to a pooling of interests. Accordingly, the consolidated financial statements for periods prior to the Southampton Drop-Down were retrospectively recast to reflect the acquisition as if it had occurred on April 9, 2015, the date Southampton was originally conveyed to the sponsor by Enviva, LP.

        As of December 31, 2015, the Partnership has 99.999% ownership of the following:

  •
  Enviva, LP

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(1) Business and Basis of Presentation (Continued)

        Enviva, LP has 100% ownership of the following:

  •
  Enviva Pellets Amory, LLC ("Enviva Pellets Amory")

  •
  Enviva Pellets Ahoskie, LLC ("Enviva Pellets Ahoskie")

  •
  Enviva Port of Chesapeake, LLC ("Enviva Port of Chesapeake")

  •
  Enviva Pellets Northampton, LLC ("Enviva Pellets Northampton")

  •
  Enviva Pellets Southampton, LLC ("Enviva Pellets Southampton")

  •
  Enviva Pellets Cottondale, LLC ("Enviva Pellets Cottondale")

  •
  Enviva Materials, LLC ("Enviva Materials")

  •
  Enviva Energy Services, LLC ("Enviva Energy Services")

  •
  Enviva Pellets Perkinston, LLC

        Enviva LP had 67% ownership to the following:

  •
  Enviva Pellets Wiggins, LLC ("Enviva Pellets Wiggins")

        During 2013, the sponsor contributed $58.3 million to the Partnership for the purpose of the construction of certain facilities. During 2014 and 2015, the sponsor did not contribute any amounts for the purpose of the construction of certain facilities.

        The accompanying consolidated financial statements ("financial statements") include the accounts of the Predecessor and its subsidiaries and were prepared using the Predecessor's historical basis. Prior to the IPO, certain of the assets and liabilities of the Predecessor were transferred to the Partnership within the sponsor's consolidated group in a transaction under common control and, as such, the consolidated historical financial statements of the Predecessor are presented as the Partnership's historical financial statements as the Partnership believes they provide a representation of management's ability to execute and manage its business plan. The financial statements include all revenues, costs, assets and liabilities attributed to the Predecessor. The financial statements for periods prior to the Reorganization have been retroactively recast to reflect the contribution of the sponsor's interests in the Predecessor and Enviva GP, LLC as if the contributions had occurred at the beginning of the periods presented and the contribution of the sponsor's interests in Acquisition II as if the contribution occurred on January 5, 2015, the date Acquisition II was acquired by the sponsor.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(1) Business and Basis of Presentation (Continued)

        The following table outlines the changes in consolidated net assets resulting from the contribution of Acquisition II to the Partnership on April 9, 2015:

Assets:
Cash	$10,236
Accounts receivable	13,457
Inventories	6,095
Prepaid expenses and other current assets	507
Property, plant and equipment, net	108,736
Intangibles, net	8,700
Goodwill	80,736
Other assets	58

Total assets	228,525

Liabilities:
Accounts payable	3,597
Accrued liabilities	4,849
Long-term debt and capital leases	87,314
Other liabilities	—

Total liabilities	95,760

Net assets contributed to Partnership	$132,765

(2) Initial Public Offering

        On May 4, 2015, the Partnership completed an IPO of 11,500,000 common units, including common units issued upon exercise of the underwriter's option, representing limited partner interests in the Partnership at a price to the public of $20.00 per unit ($18.80 per common unit, net of underwriting discounts and commissions) and constituting approximately 48.3% of the Partnership's outstanding limited partner interests. The IPO was registered pursuant to a registration statement on Form S-1 originally filed on October 27, 2014, as amended (Registration No. 333-199625), that was declared effective by the SEC on April 28, 2015. The net proceeds from the IPO of approximately $215.1 million after deducting the underwriting discount and structuring fee were used to (i) repay intercompany indebtedness related to the acquisition of Green Circle in the amount of approximately $83.0 million and (ii) distribute approximately $86.7 million to the sponsor related to its contribution of assets to the Partnership in connection with the IPO, with the Partnership retaining $45.4 million for general partnership purposes, including offering expenses.

        In connection with the closing of the IPO, the Partnership issued to the sponsor 405,138 common units and all of the Partnership's subordinated units, representing 51.7% of the Partnership's limited partner interests. Enviva Partners GP, LLC, the Partnership's general partner and a wholly owned subsidiary of the sponsor (the "General Partner"), owns all the outstanding incentive distribution rights ("IDRs").

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(3) Significant Accounting Policies

Principles of Consolidation

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The consolidated financial statements include the accounts of the Partnership and its subsidiaries. All intercompany accounts and transactions have been eliminated.

        As the acquisition of Enviva Pellets Cottondale and the Southampton Drop-Down represented transfers of entities under common control, the consolidated financial statements and related information presented herein have been recast to include the historical results of Enviva Pellets Cottondale effective January 5, 2015, the date the Partnership's sponsor acquired Acquisition II, and Enviva Pellets Southampton effective April 9, 2015, the date Enviva Pellets Southampton was originally conveyed to Hancock JV.

        Certain amounts for the years ended December 31, 2014 and 2013 have been reclassified to conform to the current presentation.

Common Control Transactions

        Assets and businesses acquired from the Partnership's sponsor and its subsidiaries are accounted for as common control transactions whereby the net assets acquired are combined at their historical costs and financial statements are adjusted retrospectively to reflect the transaction as if it occurred on the earliest date during which the entities were under common control. If any recognized consideration transferred in such a transaction exceeds the carrying value of the net assets acquired, the excess is treated as a capital distribution to the Partnership's General Partner. If the carrying value of the net assets acquired exceeds any recognized consideration transferred including, if applicable, the fair value of any limited partner units issued, then that excess is treated as a capital contribution from the General Partner. To the extent that such transactions require prior periods to be recast, historical net equity amounts prior to the transaction date are attributed to the "General Partner."

Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the Partnership's consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

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

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(3) Significant Accounting Policies (Continued)

Other Comprehensive Income (Loss)

        Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under GAAP are recorded as an element of partners' capital but are excluded from net income (loss). The Partnership had no components of other comprehensive income (loss) for the years ended December 31, 2015, 2014 and 2013.

Net Income per Limited Partner Unit

        The Partnership computes net income per unit using the two-class method as the Partnership has more than one class of participating securities, including common units, subordinated units, certain equity based-compensation awards and IDRs. The Partnership bases its calculation of net income per unit on the weighted-average number of common and subordinated limited partner units outstanding during the period. Diluted net income per unit includes the effects of potentially dilutive time-based and performance-based phantom units on our common units.

        The General Partner owns a non-economic interest in the Partnership, which does not entitle it to receive cash distributions, but owns all of the outstanding IDRs as of December 31, 2015. Pursuant to the partnership agreement, IDRs represent the right to receive increasing percentages (ranging from 15% to 50%) of quarterly distributions from operating surplus after the minimum quarterly distribution and certain target distribution levels have been achieved. No amounts were paid to holders of the IDRs in 2015. Net income per unit applicable to limited partners (including the holder of subordinated units) is computed by dividing limited partners' interest in net income by the weighted-average number of outstanding common and subordinated units.

Income Taxes

        The Partnership and sponsor are pass-through entities and are not considered taxable entities for federal income tax purposes. Therefore, there is not a provision for U.S. federal and most state income taxes in the accompanying consolidated financial statements. The Partnership's net income or loss is allocated to its partners in accordance with the partnership agreement. The partners are taxed individually on their share of the Partnership's earnings. At December 31, 2015 and December 31, 2014, the Partnership and sponsor did not have any liabilities for uncertain tax position or gross unrecognized tax benefit. Some states impose franchise and capital taxes on the Partnership. Such taxes are not material to the consolidated financial statements. Income tax expense for the year ended December 31, 2015 includes expense incurred by Acquisition II prior to converting to a nontaxable entity.

Cash and Cash Equivalents

        Cash and cash equivalents consist of short-term, highly liquid investments readily convertible into cash with an original maturity of three months or less.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(3) Significant Accounting Policies (Continued)

Restricted Cash

        The Predecessor funded a restricted debt service reserve account in connection with the Prior Senior Secured Credit Facilities. The restricted debt service reserve account was released as a result of the repayment in full of the Prior Senior Secured Credit Facilities on April 9, 2015.

Accounts Receivable

        Accounts receivable are recorded at the invoiced amount and do not bear interest. In establishing an allowance for doubtful accounts, management considers historical losses adjusted to take into account current market conditions and customers' financial condition, the amount of receivables in dispute, the current receivables aging and current payment patterns. The Partnership reviews the aging of accounts receivables monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. There were no bad debt write-offs during the years ended December 31, 2015, 2014 and 2013. The Partnership has an allowance for doubtful accounts in the amount of $85.4 and $61.4 as of December 31, 2015 and 2014, respectively. The Partnership does not have any off-balance-sheet credit exposure related to its customers.

Inventories

        Inventories consist of raw materials, work-in-progress, consumable tooling and finished goods. Fixed production overhead, including related depreciation expense, is allocated to inventory based on the normal capacity of the facilities. To the extent the Partnership does not achieve normal production levels, the Partnership charges such under absorption of fixed overhead to operations.

        Consumable tooling consists of spare parts and tooling to be consumed in the production process. Spare parts are expensed as used and tooling items are amortized to expense over an estimated service life.

        Inventories are stated at the lower of cost or market using the first-in, first-out method ("FIFO") for all inventories.

Revenue Recognition

        The Partnership primarily earns revenue by supplying wood pellets to customers under long-term, U.S. dollar-denominated contracts (also referred to as "off-take" contracts). The Partnership refers to the structure of the contracts as "take-or-pay" because they include a firm obligation to take a fixed quantity of product at a stated price and provisions that ensure the Partnership will be made whole in the case of the customer's failure to accept all or a part of the contracted volumes or for termination by the customer. Each contract defines the annual volume of wood pellets that the customer is required to purchase and the Partnership is required to sell, the fixed price per metric ton for product satisfying a base net calorific value and other technical specifications, and, in some instances, provides for price adjustments for actual product specification and changes in underlying costs. Revenues from the sale of wood pellets are recognized when the goods are shipped, title passes, the sales price to the customer is fixed and collectability is reasonably assured.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(3) Significant Accounting Policies (Continued)

        Depending on the specific off-take contract, shipping terms are either Cost, Insurance and Freight ("CIF") or Free on Board ("FOB"). Under a CIF contract, the Partnership procures and pays for shipping costs, which include insurance and all other charges, up to the port of destination for the customer. These costs are included in the price to the customer and, as such, are included in revenue and cost of goods sold. Under an FOB contract, the customer is directly responsible for shipping costs.

        In some cases, the Partnership may purchase shipments of product from a third-party supplier and resell them in back-to-back transactions that immediately transfer title and risk of loss to the ultimate purchaser. Thus, the revenue from these transactions is recorded net of costs paid to the third-party supplier. The Partnership records this revenue as "Other revenue."

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

Derivative Instruments

        The Predecessor used derivative financial instruments to manage its exposure to fluctuations in interest rates on long-term debt as required per the terms of the Prior Senior Secured Credit Facilities (see Note 10, Long-Term Debt and Capital Lease Obligations). The Partnership does not hold or issue derivative financial instruments for trading or speculative purposes. The Predecessor accounted for the interest rate swaps by recognizing all derivative financial instruments on the consolidated balance sheets at fair value. The Predecessor's interest rate swap agreements were not designated as hedges; therefore, the gain or loss was recognized in the consolidated statements of operations in interest expense. In connection with the repayment of the Prior Senior Secured Credit Facilities in April 2015 (see Note 10, Long-Term Debt and Capital Lease Obligations), the Predecessor terminated the interest rate swaps and paid a termination fee of $0.1 million. The Partnership does not currently hold any interest rate swaps or derivative financial instruments.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(3) Significant Accounting Policies (Continued)

Property, Plant and Equipment

        Property, plant and equipment are recorded at cost, which includes the fair values of assets acquired. Equipment under capital leases are stated at the present value of minimum lease payments. Useful lives of assets are based on historical experience and are adjusted when changes in the expected physical life of the asset, its planned use, technological advances, or other factors show that a different life would be more appropriate. Changes in useful lives are recognized prospectively.

        Depreciation and amortization are calculated using the straight-line method based on the estimated useful lives of the related assets. Plant and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.

        Construction in progress primarily represents expenditures for the development and expansion of facilities. Capitalized interest cost and all direct costs, which include equipment and engineering costs related to the development and expansion of facilities, are capitalized as construction in progress. Depreciation is not recognized for amounts in construction in progress.

        Normal repairs and maintenance costs are expensed as incurred. Amounts incurred that extend an asset's useful life, increase its productivity or add production capacity are capitalized. Direct costs, such as outside labor, materials, internal payroll and benefit costs, incurred during the construction of a new plant are capitalized; indirect costs are not capitalized.

        The principal useful lives are as follows:

Asset	Estimated useful life
Land improvements	15 to 17 years
Buildings	5 to 40 years
Machinery and equipment	2 to 25 years
Vehicles	5 to 6 years
Furniture and office equipment	2 to 10 years
Leasehold improvements	Shorter of estimated useful life or lease term, generally 10 years

        Costs and accumulated depreciation applicable to assets retired or sold are removed from the accounts, and any resulting gain or loss is included in the consolidated statement of operations.

Debt Issuance Costs and Original Issue Discount

        Debt issuance costs represent legal fees and other direct expenses associated with securing the Partnership's credit agreements and are capitalized on the consolidated balance sheets as other long-term assets. Original issue discounts are recorded on the consolidated balance sheets within the carrying amount of long-term debt. Debt issuance costs and original issue discount are amortized over the term of the related debt using straight line amortization, which approximates the effective interest rate method.

        The Partnership and the Predecessor primarily incurred debt issuance costs and original issue discount in connection with the Original Credit Facilities, Incremental Credit Facilities and Prior Senior Secured Credit Facilities, respectively (see Note 10, Long-Term Debt and Capital Lease Obligations).

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(3) Significant Accounting Policies (Continued)

Debt issuance costs, net at December 31, 2015 and 2014, were $5.6 million and $3.6 million, respectively.

        Gains or losses on debt extinguishment include any associated unamortized debt issuance costs and original issue discount.

Capitalized Interest

        The Predecessor capitalized interest cost incurred on debt during the construction of major projects. A reconciliation of total interest cost to interest expense as reported in the consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013 is as follows:

	2015	2014	2013
Interest cost capitalized to construction in progress	$—	$—	$1,428
Interest cost, including related party, charged to operations	11,705	8,724	5,460

Total interest cost	$11,705	$8,724	$6,888

Goodwill

        Goodwill represents the purchase price paid for acquired businesses in excess of the identifiable acquired assets and assumed liabilities. Goodwill is not amortized, but is tested for impairment annually and whenever an event occurs or circumstances change such that it is more likely than not that the fair value of the reporting unit is less than its carrying amounts. At December 31, 2015 and 2014, the Partnership has identified one reporting unit which corresponded to the Partnership's one segment and has selected the fourth fiscal quarter to perform its annual goodwill impairment test.

        The Partnership first performs a qualitative assessment to determine whether it is necessary to perform quantitative testing. If this initial qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is more than its carrying value, goodwill is not considered impaired and the Partnership is not required to perform the two-step impairment test. Qualitative factors considered in this assessment include (i) macroeconomic conditions, (ii) past, current and projected future financial performance, (iii) industry and market considerations, (iv) changes in the costs of raw materials, fuel and labor and (v) entity-specific factors such as changes in management or customer base.

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

        If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the entity must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(3) Significant Accounting Policies (Continued)

        For the years ended December 31, 2015 and 2014, the Partnership applied the qualitative test and determined that it was more likely than not that the estimated fair value of the reporting unit substantially exceeded the related carrying value, and, accordingly, was not required to apply the two-step impairment test. The Partnership did not record any goodwill impairment for the years ended December 31, 2015 and 2014 (see Note 9, Goodwill and Other Intangible Assets).

        In making this qualitative analysis for the years ended December 31, 2015, and 2014, the Partnership evaluated the following economic factors:

  •
  The Partnership's consolidated financial results reflect continued improved financial performance in 2015 compared to 2014 as reflected by increases in revenue and metric tons sold, as well as the generation of positive net income in 2015 and 2014.

  •
  The Partnership continued its expansion of production capacity with the acquisition of Enviva Pellets Cottondale in April 2015 and the acquisition of Enviva Pellets Southampton in December 2015.

  •
  The Partnership now benefits from six production plants located in the Southeastern U.S.

  •
  In May 2015, the Partnership received proceeds of approximately $215.1 million from the IPO and its market capitalization exceeds the carrying value of its net assets as of December 31, 2015.

  •
  The Partnership began deliveries under two new customer contracts in 2013. As a result of the Southampton Drop-Down, the Partnership acquired a new ten-year customer contract which will commence in 2016 and ramp to 500,000 MTPY.

  •
  The Partnership has had no cancellations of contracts.

Intangible Assets

        In April 2015, the sponsor contributed net assets to the Partnership associated with the acquisition of Green Circle in January 2015, which included intangible assets related to favorable customer contracts (see Note 1, Business and Basis of Presentation). The Partnership also recorded payments made to acquire a six-year wood pellet off-take contract with a European utility in 2010 as an intangible asset. These costs are recoverable through the future revenue streams generated from the customer contracts and are closely related to the revenue from the customer contracts. These costs are recorded as an asset and charged to expense as the revenue is recognized (see Note 9, Goodwill and Other Intangible Assets). All other costs, such as general and administrative expenses and costs associated with the negotiation of a contract that is not consummated, are charged to expense as incurred.

Deferred Issuance Costs

        Deferred issuance costs primarily consist of legal, accounting, printing and other fees relating to the IPO. These costs were offset against the proceeds of the IPO. As of December 31, 2015 and 2014, the Partnership had $0 and $4.1 million of deferred issuance costs, respectively.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(3) Significant Accounting Policies (Continued)

Prepaid Expenses and Other Current Assets

        Prepaid expenses and other current assets consist primarily of prepaid insurance.

Other Long-Term Assets

        Other long-term assets primarily consist of a deposit made in accordance with the terms of a new customer contract and security deposits for utilities.

Advertising

        Costs incurred related to advertising of the Partnership's products and services are expensed as incurred.

Unit-Based Compensation

        Employees, consultants and directors of the General Partner and any of its affiliates are eligible to receive awards under the Enviva Partners, LP Long-Term Incentive Plan. For accounting purposes, units granted to employees of the Partnership's affiliates are treated as if they are distributed by the Partnership. In May, June and July 2015, phantom units in tandem with corresponding distribution equivalent rights ("DERs") were granted to employees of Enviva Management Company, LLC who provide services to the Partnership and to certain non-employee directors of the General Partner. These awards vest subject to the satisfaction of service requirements or the achievement of certain performance goals, following which common units in the Partnership will be delivered to the holder of the phantom units. Affiliate entities recognize compensation expense for the phantom units awarded to their employees and a portion of that expense is allocated to the Partnership (see Note 11, Related Party Transactions-Management Services Agreement and Note 15, Equity-Based Awards). The Partnership's outstanding unit-based awards do not have a cash option and are classified as equity on the Partnership's consolidated balance sheets. The Partnership also recognizes compensation expense for units awarded to non-employee directors.

Impairment of Long-Lived Assets

        Long-lived assets, such as property, plant and equipment and amortizable intangible assets, are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require that a long-lived asset or asset group be tested for possible impairment, the Partnership first compares undiscounted cash flows expected to be generated by that asset or asset group to such asset or asset group's carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. The Partnership did not record any impairments for the years ended December 31, 2015, 2014 and 2013 (see Note 9, Goodwill and Other Intangible Assets).

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(3) Significant Accounting Policies (Continued)

Commitments and Contingencies

        Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Fair Value Measurements

        The Partnership applies authoritative accounting guidance for fair value measurements of financial and nonfinancial assets and liabilities. The Partnership uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Partnership determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

  •
  Level 1 Inputs: Unadjusted, quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

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

Recent and Pending Accounting Pronouncements

        On February 25, 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases. Under the new pronouncement, an entity is required to recognize assets and liabilities arising from a lease for all leases with a maximum possible term of more than 12 months. A lessee is required to recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the leased asset (the underlying asset) for the lease term. For most leases of assets other than property (for example, equipment, aircraft, cars, trucks), a lessee would recognize a right-of-use asset and a lease liability, initially measured at the present value of lease payments and recognize the unwinding of the discount on the lease liability as interest separately from the amortization of the right-of-use asset. For most leases of property (that is, land and/or a building or part of a building), a lessee would recognize a right-of-use asset and a lease liability, initially measured at the present value of lease payments and recognize a single lease cost, combining the unwinding of the discount on the lease liability with the amortization of the right-of-use asset, on a straight-line basis. The new guidance is effective for public entities for fiscal year and interim periods within those fiscal years beginning after December 15, 2018. Upon adoption, a lessee and a lessor would recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Early adoption is permitted. The Partnership is in the process of evaluating the impact of adoption on its consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(3) Significant Accounting Policies (Continued)

        In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, to amend the guidance for amounts that are adjusted in a merger or acquisition. The standard eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement period adjustments that occur in periods after a business combination is consummated. The ASU is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Partnership does not expect adoption to have a material effect on the consolidated financial statements.

        In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The standard simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value for entities using the first-in, first-out method of valuing inventory. ASU No. 2015-11 eliminates other measures required by current guidance to determine net realizable value. ASU No. 2015-11 is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years, and early adoption is permitted. The Partnership does not expect adoption to have a material effect on the carrying value of inventory.

        In April 2015, the FASB issued ASU No. 2015-06, Earnings Per Share (Topic 260)—Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions—a consensus of the FASB Emerging Issues Task Force (EITF). The amendments in ASU No. 2015-06 apply to master limited partnerships subject to the Master Limited Partnerships Subsections of Topic 260 that receive net assets through a dropdown transaction that is accounted for under the Transactions Between Entities Under Common Control Subsections of Subtopic 805-50, Business Combinations—Related Issues. When a general partner transfers, or "drops down," net assets to a master limited partnership and that transaction is accounted for as a transaction between entities under common control, the statements of operations of the master limited partnership are adjusted retrospectively to reflect the dropdown transaction as if it occurred on the earliest date during which the entities were under common control. The amendments in ASU No. 2015-06 specify that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method also are required. The amendments in ASU No. 2015-06 are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The amendments in ASU No. 2015-06 should be applied retrospectively for all financial statements presented. The Partnership has evaluated this guidance and determined it is consistent with its policy and historical presentation of earnings per unit.

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

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(3) Significant Accounting Policies (Continued)

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

        In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new standard reduces the number of consolidation models and simplifies their application. The amendments in ASU No. 2015-02 are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships and similar legal entities. The amendments simplify the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments (1) eliminate the presumption that a general partner should consolidate a limited partnership, (2) eliminate the indefinite deferral of FASB Statement No. 167, thereby reducing the number of variable interest entity ("VIE") consolidation models from four to two (including the limited partnership consolidation model), (3) clarify when fees paid to a decision maker should be a factor to include in the consolidation of VIEs, (4) amend the guidance for assessing how related party relationships affect VIE consolidation analysis and (5) exclude certain money market funds from the consolidation guidance. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The standard allows early adoption, including early adoption in an interim period. The Partnership is in the process of evaluating the impact of adoption on its consolidated financial statements.

        In January 2015, the FASB issued ASU No. 2015-01, Income Statement-Extraordinary and Unusual Items. The new standard eliminates the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU No. 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. The standard is effective for periods beginning after December 15, 2015 and early adoption is permitted. The adoption is not expected to have a material effect on the Partnership's consolidated financial statements.

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The new standard provides new guidance on the recognition of revenue and states that an entity should recognize revenue when control of the goods or services transfers to the customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The new standard also requires significantly expanded disclosure regarding qualitative and quantitative information about the nature, timing and uncertainty of revenue and cash flow arising from contracts with customers. On July 9, 2015, the FASB approved a one-year delay in the effective date of ASU No. 2014-09. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The standard permits either applying retrospectively the amendment to each prior reporting period

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(3) Significant Accounting Policies (Continued)

presented or retrospectively with the cumulative effect of initially applying at the date of initial application. The Partnership is in the process of evaluating the impact of adoption on its consolidated financial statements and has not determined which implementation method will be adopted.

(4) Significant Risks and Uncertainties, Including Business and Credit Concentrations

        The Partnership's business is significantly impacted by greenhouse gas emission and renewable energy legislation and regulations in the European Union (the "E.U."). If the E.U. significantly modifies such legislation and regulations, the Partnership's ability to enter into new contracts as the current contracts expire may be materially affected.

        The Partnership's primary industrial customers are located in the United Kingdom and Belgium. Three customers accounted for 93% of the Partnership's product sales in 2015, three customers accounted for 97% of the Partnership's product sales in 2014 and four customers accounted for 99% of the Partnership's product sales in 2013. The following table shows product sales from third-party customers that accounted for 10% or a greater share of consolidated product sales for each of the three years ended December 31:

	2015	2014	2013
		(Predecessor)	(Predecessor)
Customer A	56%	70%	33%
Customer B	19%	10%	34%
Customer C	18%	17%	18%
Customer D	—	—	14%

        The Partnership's cash and cash equivalents are placed in or with various financial institutions. The Partnership has not experienced any losses on such accounts and does not believe it has any significant risk in this area.

(5) Property, Plant and Equipment

        Property, plant and equipment consisted of the following at December 31:

	2015	2014
		(Predecessor)
Land	$13,564	$11,984
Land improvements	36,431	24,899
Buildings	77,581	57,275
Machinery and equipment	338,592	259,186
Vehicles	515	768
Furniture and office equipment	2,142	1,736

	468,825	355,848
Less accumulated depreciation	(64,738)	(40,858)

	404,087	314,990
Construction in progress	1,495	1,269

Total property, plant and equipment, net	$405,582	$316,259

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(5) Property, Plant and Equipment (Continued)

        Total depreciation expense was $24.7 million, $18.7 million and $11.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015, the Partnership had assets under capital leases with a cost and related accumulated depreciation of $0.8 million and $0.4 million, respectively and at December 31, 2014, the Partnership had assets under capital leases with a cost and related accumulated depreciation of $1.1 million and $0.7 million, respectively.

(6) Inventories

        Inventories consisted of the following at December 31:

	2015	2014
		(Predecessor)
Raw materials and work-in-process	$5,632	$6,880
Consumable tooling	9,932	6,934
Finished goods	8,681	4,250

Total inventories	$24,245	$18,064

(7) Derivative Instruments

        The Partnership used interest rate swaps that met the definition of a derivative instrument to manage changes in interest rates on its variable-rate debt instruments.

        The Prior Credit Agreement required the Predecessor to swap a minimum of 50% of the term loan balance outstanding under the Prior Senior Secured Credit Facilities. In connection with the issuance of the Prior Senior Secured Credit Facilities (see Note 10, Long-Term Debt and Capital Lease Obligations), the Predecessor entered into floating-to-fixed interest rate swaps (the Partnership received a floating market rate and paid a fixed interest rate) to manage the interest rate exposure related to the Prior Senior Secured Credit Facilities. All indebtedness outstanding under the Prior Senior Secured Credit Facilities was repaid in full on April 9, 2015, and the related interest rate swaps were terminated and paid the Predecessor a termination fee of $0.1 million.

        For the years ended December 31, 2015, 2014 and 2013, the Partnership recorded an insignificant amount as interest expense related to the change in fair value of the interest rate swaps.

(8) Fair Value Measurements

        The amounts reported in the consolidated balance sheets as cash and cash equivalents, restricted cash, accounts receivable, related party receivable, prepaid expenses and other assets, accounts payable, related party payable and accrued liabilities approximate fair value because of the short-term nature of these instruments.

        Interest rate swaps and long-term and short-term debt are classified as Level 2 instruments due to the usage of market prices not quoted on active markets and other observable market data. The carrying amount of Level 2 instruments approximates fair value as of December 31, 2015 and 2014.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(9) Goodwill and Other Intangible Assets

Intangible Assets

        Intangible assets consisted of the following at:

		December 31, 2015			December 31, 2014
					(Predecessor)
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Favorable customer contracts	3 years	$8,700	$(5,698)	$3,002	$—	$—	$—
Wood pellet contract	6 years	1,750	(1,353)	397	1,750	(1,028)	722

Total intangible assets		$10,450	$(7,051)	$3,399	$1,750	$(1,028)	$722

        Intangible assets include favorable customer contracts associated with the acquisition of Green Circle in January 2015. The Partnership also recorded payments made to acquire a six-year wood pellet contract with a European utility in 2010 as an intangible asset. These costs are recoverable through the future revenue streams generated from the customer contracts and are closely related to the revenue from the customer contracts. The Partnership amortizes the customer contract intangible assets as deliveries are completed during the respective contract terms. During the years ended December 31, 2015, 2014 and 2013, amortization of $6.0 million, $0.3 million and $0.3 million, respectively, was included in cost of goods sold in the accompanying consolidated statements of operations.

        The estimated aggregate maturities of amortization expense for the next five years are as follows:

Year Ending December 31:
2016	$1,541
2017	1,516
2018	342
2019	—
2020	—
Thereafter	—

Total	$3,399

Goodwill

        Goodwill was $85.6 million and $4.9 million at December 31, 2015 and 2014, respectively. In 2015, the Partnership recorded an addition to goodwill of $80.7 million as part of the acquisition of Enviva Pellets Cottondale by the sponsor and its contribution to the Partnership as part of the Reorganization. Goodwill also includes $4.9 million from the acquisitions in 2010 of a business from IN Group Companies and of a company now known as Enviva Pellets Amory. The Partnership's reported goodwill balance at December 31, 2015 and 2014 of $85.6 million and $4.9 million, respectively, was allocated to the Partnership's one reporting unit, which also represents the Partnership's one segment.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(10) Long-Term Debt and Capital Lease Obligations

Senior Secured Credit Facilities

        On April 9, 2015, the Partnership entered into a Credit Agreement (the "Credit Agreement") providing for $199.5 million aggregate principal amount of senior secured credit facilities (the "Original Credit Facilities"). The Original Credit Facilities consist of (i) $99.5 million aggregate principal amount of Tranche A-1 advances, (ii) $75.0 million aggregate principal amount of Tranche A-2 advances and (iii) up to $25.0 million aggregate principal amount of revolving credit commitments. The Partnership is also able to request loans under incremental facilities under the Credit Agreement on the terms and conditions and in the maximum aggregate principal amounts set forth therein, provided that lenders provide commitments to make loans under such incremental facilities.

        On December 11, 2015, the Partnership entered into the First Incremental Term Loan Assumption Agreement (the "Assumption Agreement") providing for $36.5 million of incremental borrowings (the "Incremental Term Advances" and, together with the Original Credit Facilities, the "Senior Secured Credit Facilities") under the Credit Agreement. The Incremental Term Advances consist of (i) $10.0 million aggregate principal amount of Tranche A-3 advances and (ii) $26.5 million aggregate principal amount of Tranche A-4 advances.

        The Senior Secured Credit Facilities mature in April 2020. Borrowings under the Senior Secured Credit Facilities bear interest, at the Partnership's option, at either a base rate plus an applicable margin or at a Eurodollar rate (with a 1.00% floor for term loan borrowings) plus an applicable margin. The applicable margin is (i) for Tranche A-1 and Tranche A-3 base rate borrowings, 3.10% through April 2017, 2.95% thereafter through April 2018 and 2.80% thereafter, and for Tranche A-1 and Tranche A-3 Eurodollar rate borrowings, 4.10% through April 2017, 3.95% thereafter through April 2018 and 3.80% thereafter and (ii) 3.25% for Tranche A-2 and Tranche A-4 base rate borrowings and revolving facility base rate borrowings and 4.25% for Tranche A-2 and Tranche A-4 Eurodollar rate borrowings and revolving facility Eurodollar rate borrowings. On December 31, 2015, Tranche A-3 and Tranche A-4 advances were converted to Eurodollar borrowings. The applicable margin for revolving facility borrowings will be reduced by 0.50% if the Total Leverage Ratio (as defined below) is less than or equal to 2.00:1.00. During the continuance of an event of default, overdue amounts under the Senior Secured Credit Facilities will bear interest at 2.00% plus the otherwise applicable interest rate.

        The Partnership borrowed the full amount of the Tranche A-1 and Tranche A-2 facilities at the closing of the Credit Agreement. Of the total proceeds from such borrowings, $82.2 million was used to repay all outstanding indebtedness under the Prior Senior Secured Credit Facilities and related accrued interest, $6.4 million was used to pay closing fees and expenses, and the balance of $85.9 million was used to make a distribution to the sponsor. The Partnership borrowed the full amount of the Tranche A-3 and Tranche A-4 facilities at the closing of the Assumption Agreement. Of the total proceeds from such borrowings, $35.6 million was used to acquire Enviva Pellets Southampton, which was treated as a distribution to the sponsor, and the balance of $0.9 million was used to pay related fees and expenses. Borrowings under the revolving facility may be used for working capital requirements and general partnership purposes, including the issuance of letters of credit.

        The Senior Secured Credit Facilities include customary lender and agency fees, including a 1.00% fee that was paid to the lenders at the closing of the Credit Agreement, a 1.00% fee that was paid to the lenders at the closing of the Assumption Agreement and a commitment fee payable on undrawn

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(10) Long-Term Debt and Capital Lease Obligations (Continued)

revolving facility commitments of 0.50% per annum (subject to a stepdown to 0.375% per annum if the Total Leverage Ratio is less than or equal to 2.00:1.00). Letters of credit issued under the revolving facility are subject to a fee calculated at the applicable margin for revolving facility Eurodollar rate borrowings.

        Interest is payable quarterly for loans bearing interest at the base rate and at the end of the applicable interest period for loans bearing interest at the Eurodollar rate. The principal amounts of the Tranche A-1 and Tranche A-3 facilities are payable in quarterly installments of 0.50% through March 2017, 0.75% thereafter through March 2018 and 1.25% thereafter, in each case subject to a quarterly increase of 0.50% during each year if less than 75% of the aggregate projected production capacity of the wood pellet production plants for the two-year period beginning on January 1 of such year is contracted to be sold during such period pursuant to certain qualifying off-take contracts. The principal amounts of the Tranche A-2 and Tranche A-4 facilities are payable in equal quarterly installments of 0.25%. All outstanding amounts under the Senior Secured Credit Facilities will be due and the letter of credit commitments will terminate on the maturity date or upon earlier prepayment or acceleration.

        The Partnership had $5.0 million outstanding under the letter of credit facility as of December 31, 2015. The letters of credit were issued in connection with contracts between the Partnership and third parties, in the ordinary course of business. The amounts required to be secured with letters of credit under these contracts may be adjusted or cancelled based on the specific third-party contract terms. The amounts outstanding as of December 31, 2015 are subject to automatic extensions through the termination dates of the letters of credit facilities. The letters of credit are not cash collateralized and there are no unreimbursed drawings under the letters of credit as of December 31, 2015. Letters of credit issued under the revolving facility are subject to a fee calculated at the applicable margin for revolving facility Eurodollar rate borrowings.

        The Partnership is required to make mandatory prepayments of the Senior Secured Credit Facilities with the proceeds of certain asset sales and debt incurrences. The Partnership may voluntarily prepay the Senior Secured Credit Facilities in whole or in part at any time without premium or penalty, except that prepayments of any portion of the Tranche A-1, Tranche A-2, Tranche A-3 or Tranche A-4 facilities made in connection with a repricing transaction (as well as any repricing of the Senior Secured Credit Facilities) prior to the six-month anniversary of the Assumption Agreement closing date will incur a premium of 1.00% of amounts prepaid (or repriced).

        The Credit Agreement contains certain covenants, restrictions and events of default including, but not limited to, a change of control restriction and limitations on the Partnership's ability to (i) incur indebtedness, (ii) pay dividends or make other distributions, (iii) prepay, redeem or repurchase certain debt, (iv) make loans and investments, (v) sell assets, (vi) incur liens, (vii) enter into transactions with affiliates, (viii) consolidate or merge and (ix) assign certain material contracts to third parties or unrestricted subsidiaries. The Partnership will be restricted from making distributions if an event of default exists under the Credit Agreement or if the interest coverage ratio (determined as the ratio of consolidated EBITDA, as defined in the Credit Agreement, to consolidated interest expense, determined quarterly) is less than 2.25:1.00 at such time.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(10) Long-Term Debt and Capital Lease Obligations (Continued)

        Pursuant to the Credit Agreement, the Partnership is required to maintain, as of the last day of each fiscal quarter, a ratio of total debt to consolidated EBITDA ("Total Leverage Ratio"), as defined in the Credit Agreement, of not more than a maximum ratio, initially set at 4.25:1.00 and stepping down to 3.75:1.00 during the term of the Credit Agreement; provided that the maximum permitted Total Leverage Ratio will be increased by 0.50:1.00 for the period from the consummation of certain qualifying acquisitions through the end of the second full fiscal quarter thereafter.

        As of December 31, 2015, the Partnership was in compliance with all covenants and restrictions associated with, and no events of default existed under, the Credit Agreement. The obligations under the Credit Agreement are guaranteed by certain of the Partnership's subsidiaries and secured by liens on substantially all assets.

        On December 11, 2015, Enviva FiberCo, LLC, a wholly owned subsidiary of the Partnership's sponsor, became a lender pursuant to the Credit Agreement with a purchase of $15.0 million aggregate principal amount of the Tranche A-4 term advances, net of a 1.0% lender fee. The Partnership recorded an insignificant amount as interest expense related to this related indebtedness. The advances, were $14.8 million net of unamortized discount of $0.2 million as of December 31, 2015, with quarterly interest payments beginning December 31, 2015 at a Eurodollar Rate of 5.25% at December 31, 2015. A principal payment of $38 is due quarterly through December 31, 2019 and $14.4 million is due on the April 9, 2020 maturity date.

Prior Senior Secured Credit Facilities

        In November 2012, the Predecessor entered into the Credit and Guaranty Agreement (the "Prior Credit Agreement") that provided for a $120.0 million aggregate principal amount of senior secured credit facilities (the "Prior Senior Secured Credit Facilities"). The Prior Senior Secured Credit Facilities consisted of (i) $35.0 million aggregate principal amount of Tranche A advances, (ii) up to $60.0 million aggregate principal amount of delayed draw term commitments, (iii) up to $15.0 million aggregate principal amount of working capital commitments and (iv) up to $10.0 million aggregate principal amount of letter of credit facility commitments. All outstanding indebtedness under the Prior Senior Secured Credit Facilities was repaid in full, including related accrued interest, in the amount of $82.2 million on April 9, 2015. The Partnership funded the repayment with a portion of borrowings under the Original Credit Facilities. For the year ended December 31, 2015, the Partnership recorded a $4.7 million loss on early retirement of debt obligation related to the repayment.

Related Party Notes Payable

        In connection with the January 5, 2015 acquisition of Green Circle, the sponsor made a term advance of $36.7 million to Green Circle under a revolving note. The revolving note accrued interest at an annual rate of 4.0%. In connection with the acquisition, the sponsor also advanced its wholly owned subsidiary, Acquisition II, $50.0 million under a note payable accruing interest at an annual rate of 4.0%. Enviva Pellets Cottondale repaid $4.8 million of the outstanding principal in March 2015. As a result of the sponsor's contribution of Acquisition II, which owned Enviva Pellets Cottondale, to the Partnership on April 9, 2015, the Partnership recorded $81.9 million of outstanding principal and $0.9 million of accrued interest related to these notes.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(10) Long-Term Debt and Capital Lease Obligations (Continued)

        In connection with the closing of the IPO on May 4, 2015, the related party notes payable outstanding principal of $81.9 million and related accrued interest of $1.1 million were repaid by the Partnership to the sponsor. During the year ended December 31, 2015, $1.1 million of related party interest expense associated with the related party notes payable was incurred.

Enviva Pellets Southampton Promissory Note

        In connection with the purchase of land for the Southampton plant, the Partnership entered into a $1.5 million promissory note with Southampton County, Virginia, with no stated interest, maturing on June 8, 2017. The effective-interest method was applied using an interest rate of 7.6% to determine the present value of $1.1 million on June 8, 2012. On February 24, 2014, the Partnership amended its performance agreement with Southampton County. Under the amended terms, the Partnership reduced its promissory note balance and its claims to receive certain incentive payments by $0.6 million. As a result of the amendment, the outstanding promissory note as of December 31, 2014 has been reduced to a present value of approximately $0.7 million. (see Note 17, Commitments and Contingencies—Southampton Promissory Note). Interest expense during the years ended December 31, 2015, 2014 and 2013 was insignificant.

Enviva Pellets Wiggins Construction Loan and Working Capital Line

        The Enviva Pellets Wiggins construction loan and working capital line are secured by all machinery and equipment located at the Enviva Pellets Wiggins plant.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(10) Long-Term Debt and Capital Lease Obligations (Continued)

        Long-term debt, at carrying value which approximates fair value, and capital lease obligations consisted of the following:

	December 31, 2015	December 31, 2014
		(Predecessor)
Senior Secured Credit Facilities, Tranche A-1 Advances, net of unamortized discount of $1.1 million as of December 31, 2015, with quarterly interest payments beginning June 30, 2015 at a Eurodollar Rate of 5.10% at December 31, 2015. A principal payment of $0.5 million is due quarterly through March 2017, $0.7 million is due quarterly June 2017 through March 2018, $1.2 million is due quarterly June 2018 through December 2019, and the final payment of $83.8 million is due on the April 9, 2020 maturity date	$96,943	$—
Senior Secured Credit Facilities, Tranche A-2 Advances, net of unamortized discount of $0.6 million as of December 31, 2015, with quarterly interest payments beginning June 30, 2015 at a Eurodollar Rate of 5.25% at December 31, 2015. A principal payment of $0.2 million is due quarterly through December 2019, and the final payment of $71.4 million is due on the April 9, 2020 maturity date	73,796	—
Senior Secured Credit Facilities, Tranche A-3 Advances, net of unamortized discount of $0.1 million as of December 31, 2015, with quarterly interest payments beginning December 31, 2015 at a Eurodollar Rate of 5.10% at December 31, 2015. A principal payment of $0.1 million is due quarterly through December 2019 and $8.5 million is due on the April 9, 2020 maturity date	9,851	—
Senior Secured Credit Facilities, Tranche A-4 Advances, net of unamortized discount of $0.3 million as of December 31, 2015, with quarterly interest payments beginning December 31, 2015 at a Eurodollar Rate of 5.25% at December 31, 2015. A principal payment of $67 is due quarterly through December 31, 2019 and $25.4 million is due on the April 9, 2020 maturity date	26,172	—
Prior Senior Secured Credit Facilities, Tranche A Advances, net of unamortized discount of $1.6 million as of December 31, 2014, with quarterly interest payments at a Eurodollar Rate of 5.50% at December 31, 2014	—	29,718
Prior Senior Secured Credit Facilities, delayed draw term commitments with elected quarterly interest payments beginning the first quarter following the day that the cash was drawn, at a Eurodollar Rate of 5.50% at December 31, 2014	—	57,000
Enviva Pellets Wiggins construction loan, with monthly principal and interest (at an annual rate of 6.35%) payments of $32.9 and a lump sum payment of $2.4 million due on the October 18, 2016 maturity date	2,546	2,770
Enviva Pellets Wiggins working capital line, with monthly principal and interest (at an annual rate of 6.35%) payments of $10.3 and a lump sum payment of $0.7 million due on the October 18, 2016 maturity date	795	864
Enviva Pellets Amory note, with principal and accrued interest (at an annual rate of 6.0%) due on the August 4, 2017 maturity date	2,000	2,000
Enviva Pellets Southampton promissory note, with principal and interest in the amount of $0.9 million due on the June 8, 2017 maturity date. Present value for 3 years at an annual rate of 7.6%	729	729
Other loans	37	419
Capital leases	329	575

Total long-term debt and capital lease obligations	213,198	94,075
Less current portion of long-term debt and capital lease obligations	(6,673)	(10,237)

Long-term debt and capital lease obligations, excluding current installments	$206,525	$83,838

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(10) Long-Term Debt and Capital Lease Obligations (Continued)

        The aggregate maturities of long-term debt and capital lease obligations are as follows:

Year Ending December 31:
2016	$6,192
2017	6,407
2018	5,512
2019	6,051
2020	189,036
Thereafter	—

Total long-term debt and capital lease obligations	$213,198

        Depreciation expense relating to assets held under capital lease obligations was $0.1 million for each of the years ended December 31, 2015, 2014 and 2013, respectively.

(11) Related Party Transactions

Management Services Agreement

        On April 9, 2015, the Partnership, the General Partner, the Predecessor, Enviva GP, LLC and certain subsidiaries of the Predecessor (collectively, the "Service Recipients") entered into a five-year Management Services Agreement (the "MSA") with Enviva Management Company, LLC (the "Provider"), a subsidiary of Enviva Holdings, LP, pursuant to which the Provider provides the Service Recipients with general administrative and management services and other similar services (the "Services"). Under the terms of the MSA, the Service Recipients are required to reimburse the Provider the amount of all direct or indirect, internal or third-party expenses incurred, including without limitation: (i) the portion of the salary and benefits of the employees engaged in providing the Services reasonably allocable to the Service Recipients; (ii) the charges and expenses of any third party retained to provide any portion of the Services; (iii) office rent and expenses and other overhead costs incurred in connection with, or reasonably allocable to, providing the Services; (iv) amounts related to the payment of taxes related to the business of the Service Recipients; and (v) costs and expenses incurred in connection with the formation, capitalization, business or other activities of the Provider pursuant to the MSA.

        Direct or indirect, internal or third-party expenses incurred are either directly identifiable or allocated to the Partnership by the Provider. The Provider estimates the percentage of salary, benefits, third-party costs, office rent and expenses and any other overhead costs associated with the Services to be provided to the Partnership. Each month, the Provider allocates the actual costs accumulated in the financial accounting system. The allocations are intended to approximate the costs that the Partnership would have incurred on a stand-alone basis. The Provider charges the Partnership for any directly identifiable costs such as goods or services provided at the Partnership's request.

        During the year ended December 31, 2015, the Partnership incurred $35.5 million related to the MSA. Of these amounts, during the year ended December 31, 2015, $22.3 million is included in cost of goods sold and $12.7 million is included in general and administrative expenses on the consolidated

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(11) Related Party Transactions (Continued)

statement of operations. At December 31, 2015, $0.5 million incurred under the MSA is included in finished goods inventory.

Prior Management Services Agreement

        On November 9, 2012, the Predecessor entered into a six-year management services agreement (the "Prior MSA") with Enviva Holdings, LP (the "Service Provider") to provide the Predecessor with general administrative and management services and other similar services (the "Prior Services"). Under the Prior MSA, the Predecessor incurred the following costs:

  •
  A maximum annual fee in the amount of $7.2 million could be charged by the Service Provider. Under the Prior MSA, during 2014, the Predecessor incurred $6.7 million for the annual fee and, during 2013, incurred and paid $6.6 million to the Service Provider, and the amounts were included in general and administrative expenses on the consolidated statement of operations.

  •
  The Predecessor reimbursed the Service Provider for all direct or indirect costs and expenses incurred by, or chargeable to, the Service Provider in connection with the Prior Services. This included (1) the portion of the salary and benefits of employees engaged in providing the Prior Services reasonably allocable to the provision of the Prior Services, excluding those included in the annual fee, (2) the charges and expenses of any third party retained by the Service Provider to provide any portion of the Prior Services and (3) office rent and expenses and other overhead costs of the Service Provider incurred in connection with, or reasonably allocable to, providing the Prior Services (collectively, "Reimbursable Expenses"). During 2014, the Predecessor incurred $2.6 million of Reimbursable Expenses to the Service Provider of which $2.0 million is included in general and administrative expenses and $0.6 million is included in cost of goods sold on the consolidated statement of operations. During 2013, the Predecessor incurred $2.2 million of Reimbursable Expenses to Enviva Holdings and is included in general and administrative expenses on the consolidated statement of operations.

        As of December 31, 2015, $6.0 million is included in related party payable related to the MSA, and as of December 31, 2014, the Predecessor had $2.4 million included in related party payable related to the Prior MSA.

        During the year ended December 31, 2015, the Partnership capitalized deferred issuance costs that were paid by the Service Provider of $0.1 million, and during the year ended December 31, 2014, $1.9 million. These costs, which consist of direct incremental legal and professional accounting fees related to the IPO, were recognized as an offset against proceeds upon the consummation of the IPO.

        During the years ended December 31, 2015, 2014 and 2013, the Predecessor recorded $0.5 million, $0.9 million and $0, respectively, of general and administrative expenses that were incurred by the Service Provider and recorded as capital contributions. The Prior MSA automatically terminated upon the execution of the MSA.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(11) Related Party Transactions (Continued)

Common Control Transactions

        On January 5, 2015, the sponsor acquired Green Circle Bio Energy, Inc. ("Green Circle"), which owned the Cottondale plant. Acquisition I contributed Green Circle to the Partnership in April 2015 in exchange for subordinated units in the Partnership. Prior to such contribution, the sponsor converted Green Circle into a Delaware limited liability company and changed the name of the entity to "Enviva Pellets Cottondale, LLC" (see Note 1, Business and Basis of Presentation).

        In connection with the closing of the Senior Secured Credit Facilities (see Note 10, Long-Term Debt and Capital Lease Obligations), on December 11, 2015, under the terms of a Contribution Agreement by and among the Partnership and the Hancock JV, the Hancock JV contributed to Enviva LP, all of the issued and outstanding limited liability interests in Enviva Pellets Southampton for total consideration of $131.0 million (see Note 1, Business and Basis of Presentation).

Related Party Indebtedness

        On December 11, 2015, Enviva FiberCo, LLC, a wholly owned subsidiary of the Partnership's sponsor, became a lender pursuant to the Credit Agreement with a purchase of $15.0 million aggregate principal amount of the Tranche A-4 term advances, net of a 1.0% lender fee. The Partnership recorded an insignificant amount as interest expense related to this related indebtedness.

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

Biomass Purchase and Terminal Services Agreements

        On April 9, 2015, the Partnership entered into the Biomass Purchase Agreement with the Hancock JV pursuant to which the Hancock JV sold to the Partnership, at a fixed price per metric ton, certain volumes of wood pellets per month. The Partnership sold the wood pellets purchased from the Hancock JV to customers under the Partnership's existing off-take contracts. The Partnership also entered into the Terminal Services Agreement pursuant to which the Partnership would have provided terminal services at the Chesapeake terminal for the production from the Southampton plant that was not sold to the Partnership under the Biomass Purchase Agreement.

        The Hancock JV sold all wood pellets produced to the Partnership at a fixed price per metric ton from April 10, 2015 through December 11, 2015, the date of the Southampton Drop-Down. As a result of the Partnership purchasing all wood pellets produced by the Hancock JV, no terminal service fees were recorded. In connection with the Southampton Drop-Down, the Partnership entered into termination agreements with the Hancock JV to terminate such sales and to terminate the Terminal Services Agreement. As a result of the Southampton Drop-Down and the recasting of the consolidated financial statements, certain costs incurred under the Biomass Purchase Agreement have been eliminated.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(12) Operating Leases

        The MSA fee charged by Enviva Holdings, LP to the Partnership includes rent related amounts for a noncancelable operating lease for office space in Maryland held by Enviva Holdings, LP. Rent expense was insignificant for the year ended December 31, 2015 and $0.1 million and $0.3 million for the years ended December 31, 2014 and 2013, respectively.

        Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2015 are as follows:

2016	$2,423
2017	1,978
2018	823
2019	80
2020	—
Later years	—

Total future minimum lease payments	$5,304

(13) Income Taxes

        The Partnership's U.S. operations are organized as limited partnerships and several entities that are disregarded entities for federal and state income tax purposes. As a result, the Partnership is not subject to U.S. federal and most state income taxes. The partners and unitholders of the Partnership are liable for these income taxes on their share of the Partnership's taxable income. Some states impose franchise and capital taxes on the Partnership. Such taxes are not material to the consolidated financial statements and have been included in other income (expense) as incurred.

        For fiscal year 2015, the only periods subject to examination for federal and state income tax returns are 2012 through 2015. In foreign taxing jurisdictions, the periods open to examination for the various entities consist of years 2010 through 2015. The Partnership believes its income tax filing positions, including its status as a pass-through entity, would be sustained on audit and does not anticipate any adjustments that would result in a material change to its consolidated balance sheet. Therefore, no reserves for uncertain tax positions, nor interest and penalties, have been recorded. For the years ended December 31, 2014 and 2013 no provision for federal or state income taxes has been recorded in the consolidated financial statements.

        The Partnership's consolidated statement of operations for the year ended December 31, 2015, includes income tax expense of $2.7 million related to the activities of the Cottondale plant from the date of acquisition on January 5, 2015 through April 8, 2015. This amount is reflected as a capital contribution. During this period, Green Circle was a corporate subsidiary of the predecessor entity of Acquisition II. Green Circle, which is now Enviva Cottondale Acquisition I, LLC, and Acquisition II were each treated as a corporation for federal income purposes until April 7, 2015 and April 8, 2015, respectively. Prior to the contribution of Acquisition II to the Partnership on April 9, 2015, the financial results of the predecessor entity of each of Acquisition II and Green Circle were included in the consolidated federal income tax return of the tax paying entity, Acquisition I.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(14) Partners' Capital

        In connection with the closing of the IPO, the Partnership recapitalized the outstanding limited partner interests held by the sponsor into 405,138 common units and 11,905,138 subordinated units representing a 51.7% ownership interest in the Partnership as of the closing of the IPO. On December 11, 2015, the Partnership issued 942,023 common units to a wholly owned subsidiary of the sponsor in connection with the Southampton Drop-Down. In addition, the sponsor is the owner of the General Partner and the General Partner holds the incentive distribution rights.

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

Cash Distributions

        The partnership agreement sets forth the calculation to be used to determine the amount of cash distributions that the common and subordinated unitholders and sponsor will receive.

        The following table details the cash distributions paid or declared per common unit during 2015 (in millions, except per unit amounts):

Quarter Ended	Record Date	Payment Date	Distribution Per Unit	Total Cash Distribution
June 30, 2015	August 14, 2015	August 31, 2015	$0.2630	$6.3
September 30, 2015	November 17, 2015	November 27, 2015	$0.4400	$10.5
December 31, 2015	February 17, 2016	February 29, 2016	$0.4600	$11.4

        No distributions have been declared for the holders of incentive distribution rights.

        For purposes of calculating the Partnership's earnings per unit under the two-class method, common units are treated as participating preferred units, and the subordinated units are treated as the residual equity interest, or common equity. Incentive distribution rights are treated as participating securities.

        Distributions made in future periods based on the current period calculation of cash available for distribution are allocated to each class of equity that will receive the distribution. Any unpaid cumulative distributions are allocated to the appropriate class of equity.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(14) Partners' Capital (Continued)

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

Noncontrolling Interests—Enviva Pellets Wiggins, LLC

        The Partnership has a controlling interest in Enviva Pellets Wiggins, LLC (formerly known as "Tomorrow's Energy, LLC"), a Mississippi limited liability company located in Stone County, Mississippi. The Partnership and the former owners of Tomorrow's Energy LLC each held 10.0 million Series B units in the joint venture. Enviva committed to invest up to $10.0 million in expansion and other capital for the plant in return for 10.0 million Series A units. Due to capital requirements, the Enviva Pellets Wiggins board of managers approved for Enviva to invest an additional $10.0 million in return for an additional 10.0 million Series A units and 10.0 million Series B units. At December 31, 2015 and 2014, the Company held 20.0 million of the 30.0 million outstanding Series B units, which accounted for a 67% controlling interest.

        A prior owner who is currently a holder of an interest in Series B units of Enviva Pellets Wiggins owns 0.5 million Series A Preferred units which were acquired for a cash contribution of $0.5 million under an option granted as part of the initial acquisition. Board and voting control still resides with the Company.

(15) Equity-Based Awards

Long-Term Incentive Plan

        Effective April 30, 2015, the General Partner adopted the Enviva Partners, LP Long-Term Incentive Plan ("LTIP") for employees, consultants and directors of the General Partner and any of its affiliates that perform services for the Partnership. The LTIP provides for the grant, from time to time, at the discretion of the board of directors of the General Partner or a committee thereof, of unit options, unit appreciation rights, restricted units, phantom units, DERs, unit awards, and other unit-based awards. The LTIP limits the number of common units that may be delivered pursuant to awards under the plan to 2,738,182 common units. Common units subject to awards that are forfeited, cancelled, exercised, paid, or otherwise terminate or expire without the actual delivery of common units will be available for delivery pursuant to other awards. The common units to be delivered under the LTIP will consist, in whole or in part, of common units acquired in the open market or from any affiliate or any other person, newly issued common units or any combination of the foregoing as determined by the Board of Directors of the General Partner or a committee thereof.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(15) Equity-Based Awards (Continued)

        During 2015, the Board granted phantom units in tandem with corresponding DERs to employees of the Provider who provide services to the Partnership (the "Affiliate Grants"), and phantom units in tandem with corresponding DERs to certain non-employee directors of the General Partner (the "Director Grants"). The phantom units and corresponding DERs are subject to certain vesting and forfeiture provisions. Award recipients do not have all the rights of a unitholder with respect to the phantom units until the phantom units have vested and been settled. Awards of the phantom units are settled in common units within 60 days after the applicable vesting date. If a phantom unit award recipient experiences a termination of service under certain circumstances set forth in the applicable award agreement, the unvested phantom units and corresponding DERs are forfeited.

        A summary of the Affiliate Grant unit awards subject to vesting for the year ended December 31, 2015 is set forth below:

	Phantom Units		Performance Based Phantom Units		Total Affiliate Grant Phantom Units
	Units	Weighted Average Grant Date Fair Value (per unit)(1)	Units	Weighted Average Grant Date Fair Value (per unit)(1)	Units	Weighted Average Grant Date Fair Value (per unit)(1)
Nonvested December 31, 2014	—	$—	—	$—	—	$—
Granted	200,351	20.62	81,803	20.36	282,154	20.54
Forfeitures	12,230	21.26	—	—	12,230	21.26
Vested	—	—	—	—	—	—

Nonvested December 31, 2015	188,121	$20.58	81,803	$20.36	269,924	$20.51

(1)
Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.

        The Affiliate Grant phantom units vest on the third anniversary of the grant date except for performance based phantom units which vest on the achievement of specific performance milestones. The fair value of the Affiliate Grants was $5.8 million based on the market price per unit on the date of grant. These units are accounted for as if they are distributed by the Partnership. The fair value of Affiliate Grants is remeasured by the provider at each reporting period until the award is settled. Compensation cost recorded each period will vary based on the change in the award's fair value. For awards with performance goals, the expense is accrued only if the performance goals are considered to be probable of occurring. The Provider recognizes unit-based compensation expense for the units awarded and a portion of that expense is allocated to the Partnership. The Provider allocates unit-based compensation expense to the Partnership in the same manner as other corporate expenses. The Partnership's portion of the unit-based compensation expense is included in general and administrative expenses. During the year ended December 31, 2015, the Partnership recognized $0.4 million of general and administrative expense associated with the Affiliate Grants.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(15) Equity-Based Awards (Continued)

        A summary of the Director Grant unit awards subject to vesting for the year ended December 31, 2015, is set forth below:

	Phantom Units		Performance Based Phantom Units		Total Director Grant Phantom Units
	Units	Weighted Average Grant Date Fair Value (per unit)(1)	Units	Weighted Average Grant Date Fair Value (per unit)(1)	Units	Weighted Average Grant Date Fair Value (per unit)(1)
Nonvested December 31, 2014	—	$—	—	$—	—	$—
Granted	14,112	21.26	—	—	14,112	21.26
Forfeitures	—	—	—	—	—	—
Vested	—	—	—	—	—	—

Nonvested December 31, 2015	14,112	$21.26	—	$—	14,112	$21.26

(1)
Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.

        The Director Grant phantom units have an aggregate grant date fair value of $0.3 million and vest on the first anniversary of the grant date. For the year ended December 31, 2015, the Partnership recorded an insignificant amount of compensation expense with respect to the Director Grants.

        The DERs associated with the Affiliate and Director Grant phantom units entitle the recipients to receive payments equal to any distributions made by the Partnership to the holders of common units within 60 days following the record date for such distributions. The DERs associated with the performance-based Affiliate Grants will remain outstanding and unpaid from the grant date until the earlier of the settlement or forfeiture of the related phantom units. Cash distributions paid related to DERs for the year ended December 31, 2015 were not significant.

(16) Net Income per Limited Partner Unit

        Net income (loss) per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners' interest in net income (loss) attributable to Enviva Partners, LP, after deducting any incentive distributions, by the weighted-average number of outstanding common and subordinated units. As the Partnership has more than one class of participating securities, the two-class method is used when calculating the net income (loss) per unit applicable to limited partners. The classes of participating securities include common units, subordinated units and IDRs.

        The Partnership's net income (loss) is allocated to the limited partners in accordance with their respective ownership interests, after giving effect to priority income allocations for incentive distributions, if any, to the holder of the IDRs, pursuant to the partnership agreement. The distributions are declared and paid following the close of each quarter. Earnings in excess of distributions are allocated to the limited partners based on their respective ownership interests. Payments made to the Partnership's unitholders are determined in relation to actual distributions declared and are not based on the net income (loss) allocations used in the calculation of earnings per

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(16) Net Income per Limited Partner Unit (Continued)

limited partner unit. Earnings (losses) per unit is only calculated for the Partnership for the periods following the IPO as no units were outstanding prior to May 4, 2015.

        In addition to the common and subordinated units, the Partnership has also identified the IDRs and phantom units as participating securities and uses the two-class method when calculating the net income (loss) per unit applicable to limited partners, which is based on the weighted-average number of common units outstanding during the period. Diluted net income per limited partner unit includes the effects of potentially dilutive time-based and performance-based phantom units on the Partnership's common units. Basic and diluted earnings (losses) per unit applicable to subordinated limited partners are the same because there are no potentially dilutive subordinated units outstanding.

        The computation of net income (loss) per limited partner unit is a follows:

	Year Ended December 31,
	2015	2014	2013
		(Predecessor)
	(in thousands, except per unit amounts)
Net income (loss)	$23,132	$185	$(5,497)
Less net loss attributable to noncontrolling partners' interests	42	79	58

Net income (loss) attributable to Enviva Partners, LP	$23,174	$264	$(5,439)

Less: Predecessor loss to May 4, 2015 (prior to IPO)	$(2,132)
Less: Pre-acquisition income from April 10, 2015 to December 10, 2015 from operations of Enviva Pellets Southampton Drop-Down allocated to General Partner	6,264

Enviva Partners, LP limited partners' interest in net income from May 4, 2015 to December 31, 2015	$19,042

Less: Distributions declared on:
Common units(1)	$14,282
Subordinated units(1)	13,846

Total distributions declared	28,128

Earnings less than distributions	$(9,086)

(1)
On July 29, 2015, the Partnership declared a prorated initial cash distribution of $0.2630 per unit, totaling $6.3 million, for the period subsequent to the IPO. The distribution was calculated based on the minimum quarterly distribution of $0.4125, prorated from May 4, 2015 to June 30, 2015. The distribution was paid on August 31, 2015 to unitholders of record on August 14, 2015.

On October 28, 2015, the Partnership declared a quarterly cash distribution of $0.4400 per unit, totaling $10.5 million, for the three months ended September 30, 2015. The distribution was paid on November 27, 2015 to unitholders of record on November 17, 2015.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(16) Net Income per Limited Partner Unit (Continued)

  On February 3, 2016, the Partnership declared a quarterly cash distribution of $0.4600 per unit, totaling $11.4 million, for the three months ended December 31, 2015. The distribution will be paid on February 29, 2016 to unitholders of record on February 17, 2016.

        Basic and diluted net income (loss) per limited partner unit is a follows:

	Year Ended December 31, 2015
	Common Units	Subordinated Units	General Partner
	(in thousands, except per unit amounts)
Weighted average common units outstanding—basic	11,988	11,905	—
Effect of nonvested phantom units	270	—	—

Weighted average common units outstanding—diluted	12,258	11,905	—

	Year Ended December 31, 2015
	Common Units	Subordinated Units	General Partner	Total
	(in thousands, except per unit amounts)
Distributions declared	$14,282	$13,846	$—	$28,128
Earnings less than distributions	(4,721)	(4,365)	—	(9,086)

Net income attributable to partners	$9,561	$9,481	$—	$19,042

Weighted average units outstanding—basic	11,988	11,905	—	23,893
Weighted average units outstanding—diluted	12,258	11,905	—	24,163
Net income per limited partner unit—basic	$0.80	$0.80	$—	$1.60
Net income per limited partner unit—diluted	$0.79	$0.79	$—	$1.58

(17) Commitments and Contingencies

Southampton Promissory Note

        In connection with the $1.5 million note issued for the Enviva Pellets Southampton land purchase, the Partnership received various incentives from the Industrial Development Authority of Southampton County, Virginia. The Partnership has commitments of investments in land, buildings and equipment, initial investment in machinery and tools, creation of full-time jobs, average annual compensation and an investment to extend natural gas service to the site. On February 24, 2014, the Partnership amended the performance agreement with Southampton County. Under the amended terms, the Partnership reduced its promissory note balance (see Note 10, Long-Term Debt and Capital Lease Obligations). As of December 31, 2015, the Partnership met the necessary requirements due through December 31, 2015 and expects to meet the remaining requirements. The Partnership has not recorded any provision for reimbursement in the financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(18) Subsequent Events

Long-Term Incentive Plan

        On February 3, 2016, the Board granted 297,502 Affiliate Grants in tandem with corresponding DERs. Of the total Affiliate Grants, 201,043 phantom units vest on the third anniversary of the grant date and 96,459 phantom units vest on the performance of specific milestones. The fair value of the Affiliate Grants was $5.4 million based on the market price per unit on the date of grant.

Current Portion of Long-Term Debt

        On January 22, 2016, a non-controlling interest holder in Enviva Pellets Wiggins became the holder of the Enviva Pellets Wiggins construction loan and working capital line. There were no changes to the terms of the loans.

(19) Quarterly Financial Data (Unaudited)

        The following table presents the Partnership's unaudited quarterly financial data. This information has been prepared on a basis consistent with that of the Predecessor's audited consolidated financial statements and all necessary material adjustments, consisting of normal recurring accruals and adjustments, have been included to present fairly the unaudited quarterly financial data. As discussed in Note 1, Business and Basis of Presentation, the consolidated financial statements for the periods prior to the Reorganization and the Southampton Drop-Down have been retroactively recast. The quarterly information presented below has also been recast accordingly. The quarterly results of operations for these periods are not necessarily indicative of future results of operations. Basic and diluted earnings per unit are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per unit information may not equal annual basic and diluted earnings per unit.

For the Year Ended December 31, 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Recast)	(Recast)	(Recast)
Net revenue	$114,314	$109,659	$116,588	$116,813	$457,374
Gross margin	11,655	15,259	16,583	18,124	61,621
Net income	2,511	2,865	8,793	8,963	23,132
Enviva Partners, LP limited partners' interest in net income from May 4, 2015 to December 31, 2015		5,685	6,412	6,945	19,042
Basic income per limited partner common unit		$0.24	$0.27	$0.29	$0.80
Diluted income per limited partner common unit		$0.24	$0.27	$0.29	$0.79
Basic income per limited partner subordinated unit		$0.24	$0.27	$0.29	$0.80
Diluted income per limited partner subordinated unit		$0.24	$0.27	$0.29	$0.79

For the Year Ended December 31, 2014 (Predecessor)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net revenue	$66,498	$68,551	$76,110	$78,977	$290,136
Gross margin	999	2,899	8,066	8,143	20,107
Net (loss) income	(3,357)	(1,871)	3,105	2,308	185

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Exchange Act) was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our General Partner. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2015, the end of the period covered by this Annual Report.

Internal Control Over Financial Reporting and Changes in Internal Control Over Financial Reporting

        The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), adopted rules that generally require every company that files reports with the SEC to include a management report on such company's internal control over financial reporting in its annual report. In addition, our independent registered public accounting firm must attest to our internal control over financial reporting. This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to new public companies. Management will be required to provide an assessment of effectiveness of our internal control over financial reporting as of December 31, 2016. We are not required to comply with the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act while we qualify as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012.

        During the year ended December 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        Not applicable.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        We are managed and operated by the board of directors and executive officers of our General Partner. Our unitholders do not elect our General Partner or its directors or otherwise directly participate in our management or operations, nor will they be entitled to do so in the future. Our General Partner owes certain contractual duties to our unitholders as well as a fiduciary duty to its owners.

        The board of directors of our General Partner has eight directors, including three directors meeting the independence standards established by the NYSE and the Exchange Act. The board of directors met four times during 2015. As a result of owning our General Partner, our sponsor has the right to appoint all members of the board of directors of our General Partner.

Executive Officers and Directors of Our General Partner

        The following table shows information for the executive officers and directors of our General Partner. As the owner of our General Partner, our sponsor appoints all members of the board of directors of our General Partner. Directors hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers are appointed by and serve at the discretion of the board. There are no family relationships among any of our directors or executive officers. One of our directors and all of our executive officers also serve as executive officers of our sponsor.

Name	Age	Position With Our General Partner
John K. Keppler	45	Chairman, President and Chief Executive Officer
Stephen F. Reeves	56	Executive Vice President and Chief Financial Officer
Thomas Meth	43	Executive Vice President of Sales and Marketing
William H. Schmidt, Jr.	43	Executive Vice President, General Counsel and Secretary
James P. Geraghty	38	Vice President and Controller
E. Royal Smith	43	Vice President, Operations
Raymond J. Kaszuba, III	37	Vice President and Treasurer
Michael B. Hoffman	65	Director
Ralph C. Alexander	60	Director
Carl L. Williams	39	Director
Robin J. A. Duggan	49	Director
John C. Bumgarner, Jr.	73	Director
William K. Reilly	76	Director
Janet S. Wong	57	Director

        John K. Keppler.    Mr. Keppler has served as Chairman of the board of directors and President and Chief Executive Officer of our General Partner since our inception in November 2013. Mr. Keppler co-founded Intrinergy, the predecessor to our sponsor, in 2004, and has been responsible for setting Enviva's strategic direction and leading the company's growth. From 2002 to 2004, Mr. Keppler was the Director of Corporate Strategy in the Office of the Vice Chairman with America Online and, prior to that, he was Senior Manager, Business Affairs and Development with America Online from 2001 to 2002. Mr. Keppler holds a B.A. in political economy from the University of California, Berkeley, as well as an MBA from The Darden Graduate School of Business Administration at The University of Virginia. Over the course of Mr. Keppler's career, he has gained extensive experience growing innovative ideas into successful businesses across a broad range of industries and has developed a wealth of experience in business strategy and operations and a keen knowledge of the renewable energy sector. For the past ten years, Mr. Keppler has been responsible for setting our strategic direction and leading the company's growth from a start-up company to the world's leading producer of wood biomass fuels. In light of this experience, we believe that he has the requisite set of skills to serve as a director, as well as Chairman, President and Chief Executive Officer.

        Stephen F. Reeves.    Mr. Reeves has served as Executive Vice President and Chief Financial Officer of our General Partner since our inception in November 2013. Mr. Reeves has served in the same capacity at our sponsor and Enviva, LP since 2012. He served as Senior Vice President and Chief Financial Officer of The Black & Decker Corporation, a global manufacturer and marketer of power tools, home improvement products and industrial fastening equipment, from 2008 through 2010, and prior to that served in the Worldwide Power Tools and Accessories division of Black and Decker as Vice President—Global Finance from April 2000. Mr. Reeves was previously with the audit firm of Ernst & Young LLP. Mr. Reeves earned a B.S. in Accounting from the Pennsylvania State University.

        Thomas Meth.    Mr. Meth has served as Executive Vice President of Sales and Marketing of our General Partner since our inception in November 2013. He was also a co-founder of Intrinergy. Mr. Meth is responsible for our commercial customer relations as well as our marketing, sustainability, communications and public relations initiatives. Prior to Intrinergy, Mr. Meth was Head of Sales and Marketing in Europe, the Middle East and Africa for the Colfax Corporation from 2002 to 2004. From 1993 to 2000, Mr. Meth was the Director of Sales for Europay Austria, a consumer financial services company that offered MasterCard, Maestro and Electronic Purse services. Mr. Meth holds a bachelor of commerce from Vienna University of Economics and Business Administration in Austria as well as an MBA from The Darden Graduate School of Business Administration at The University of Virginia. Mr. Meth was an executive officer of Intrinergy Deutschland Management GmbH ("IDM") and Enviva Pellets GmbH and Co. KG ("EPD"), which were engaged in pellet manufacturing in Germany unrelated to our core business. Both entities filed for insolvency in Amtsgerichts Straubing, a district court located in Germany, in November 2010. Our predecessor distributed its indirect interests in IDM and EPD to our sponsor as part of the Reorganization.

        William H. Schmidt, Jr.    Mr. Schmidt has served as Executive Vice President, General Counsel and Secretary of our General Partner since our inception in November 2013, and has served in the same capacity at our sponsor and Enviva, LP since March 2013. Mr. Schmidt is responsible for our and our sponsor's legal affairs and as President of Enviva Development Holdings, LLC, for our sponsor's corporate development activities. Prior to joining us, Mr. Schmidt was the Senior Vice President and General Counsel of Buckeye GP LLC, the general partner of Buckeye Partners, L.P., a master limited partnership that owned and operated petroleum pipelines and terminals in the U.S., marine terminals serving international petroleum markets, natural gas storage facilities, and a petroleum products marketing business. From November 2010 to February 2013, he was Vice President and General Counsel of Buckeye GP LLC and, from November 2007 to November 2010, he was Vice President, General Counsel and Secretary of Buckeye GP LLC. Prior to November 2007, Mr. Schmidt served as Vice President and General Counsel of Buckeye Pipe Line Services Company, an affiliate of Buckeye Partners, L.P., since February 2007 and as Associate General Counsel since September 2004. Mr. Schmidt also was the President of Lodi Gas Storage, L.L.C., a subsidiary of Buckeye Partners, L.P., from August 2009 to January 2012. Prior to joining Buckeye, Mr. Schmidt practiced law at Chadbourne & Parke LLP, an international law firm.

        James P. Geraghty.    Mr. Geraghty has served as Vice President and Controller of our General Partner since our inception in November 2013, and has served in the same capacity at our sponsor and Enviva, LP since January 2011. From July 2008 to January 2011, Mr. Geraghty was Project Manager at Rose Financial Services, a consulting firm that specializes in assisting early stage high-growth companies to scale their finance functions in preparation for private and public debt and equity offerings. Prior to that, he was the Controller at The George Washington University Hospital since July 2002. From September 1999 to July 2002, Mr. Geraghty worked in the Assurance and Business Advisory Services of

Arthur Andersen, LLP. Mr. Geraghty holds a B.S. in Accounting from Mount Saint Mary's University, an MBA from the George Washington University School of Business and holds a Certified Public Accountant accreditation.

        E. Royal Smith.    Mr. Smith has served as Vice President, Operations of our General Partner and our sponsor since July 2014, and has served in the same capacity at Enviva, LP since April 2014. Prior to joining Enviva, LP, he served as Director of Operations, NAA Division of Guilford Performance Textiles, a global textile manufacturing company, from March 2012 to July 2014. From August 2010 to March 2012, Mr. Smith also served as Director of Quality, NAA Division. Prior to joining Guilford, Mr. Smith worked as a Plant Manager at Pactiv, a food packaging manufacturer, from May 2009 to August 2010. Mr. Smith served as General Manager of a facility operated by United Plastics Group International from December 2005 to May 2009, after serving in other roles at the company from April 2002. From January 1999 to September 1999, he served as Production Supervisor of The General Motors Corporation, before serving as Mechanical Device/Tool and Die Supervisor from September 1999 to August 2000. Mr. Smith holds a B.S. in Mechanical Engineering from GMI Engineering and Management Institute.

        Raymond J. Kaszuba, III.    Mr. Kaszuba has served as Vice President and Treasurer of our General Partner and Enviva, LP since July 2015. Prior to joining Enviva, LP, he worked in several Treasury and finance-related positions at Exxon Mobil Corporation, a leading oil and natural gas company, for 8 years. Mr. Kaszuba holds a B.S. in Finance and Economics from the University of Dayton and an MBA from the Tepper School of Business at Carnegie Mellon University.

        Michael B. Hoffman.    Mr. Hoffman has served as a director on the board of directors of our General Partner since our inception in November 2013. Mr. Hoffman is a partner of Riverstone, where he is principally responsible for investments in power and renewable energy for Riverstone's funds. Mr. Hoffman is co-head of Riverstone's Renewable Energy Funds I and II. Mr. Hoffman also serves on the board of directors of Talen Energy Corporation and Pattern Energy Group Inc. Before joining Riverstone in 2003, Mr. Hoffman was senior managing director and head of the mergers and acquisitions advisory business of The Blackstone Group for 15 years, where he also served on the firm's principal group investment committee as well as its executive committee. Prior to joining Blackstone, Mr. Hoffman was managing director and co-head of the mergers and acquisitions department of Smith Barney, Harris Upham & Co. In addition to serving on the boards of a number of Riverstone portfolio companies and their affiliates, Mr. Hoffman is chairman of the board of directors of Onconova Therapeutics Inc. He is also a member of the board of trustees of The Rockefeller University. We believe Mr. Hoffman's extensive leadership and financial expertise enable him to contribute significant managerial, strategic and financial oversight skills to the board of directors of our General Partner and our management team.

        Ralph C. Alexander.    Mr. Alexander has served as a director on the board of directors of our General Partner since our inception in November 2013. Mr. Alexander is a Managing Director of Riverstone and joined Riverstone in September 2007. During 2007, Mr. Alexander served as a consultant to TPG Capital. For nearly 25 years, Mr. Alexander served in various positions with subsidiaries and affiliates of BP plc, one of the world's largest energy firms. From June 2004 until December 2005, he served as Chief Executive Officer of Innovene, BP's $20 billion olefins and derivatives subsidiary. From 2001 until June 2004, he served as Chief Executive Officer of BP's Gas, Power and Renewables and Solar segment and was a member of the BP group executive committee. Prior to that, Mr. Alexander served as a Group Vice President in BP's Exploration and Production segment and BP's Refinery and Marketing segment. He held responsibilities for various regions of the world, including North America, Russia, the Caspian, Africa and Latin America. Prior to these positions, Mr. Alexander held various positions in the upstream, downstream and finance groups of BP. In addition to serving on the boards of a number of Riverstone portfolio companies and their affiliates,

Mr. Alexander has served as a director of Talen Energy since June 2015, Niska Gas Storage Partners LLC since December 2014 and of EP Energy Corporation since September 2013. He previously served on the board of Stein Mart Corporation, KiOR Inc., Amyris, Inc., Foster Wheeler AG and Anglo American plc. He holds a B.S. and M.S. in nuclear engineering from Brooklyn Polytech (now NYU Polytechnic) and holds an M.S. in management science from Stanford University. He is currently chairman of the board of NYU Polytechnic and is a New York University Trustee. We believe Mr. Alexander's extensive experience with the energy industry enables him to provide essential guidance to the board of directors of our General Partner and our management team.

        Carl L. Williams.    Mr. Williams has served as a director on the board of directors of our General Partner since our inception in November 2013. Mr. Williams is a Managing Director at Riverstone. Prior to joining Riverstone in 2008, Mr. Williams was in the Global Natural Resources investment banking group at Goldman, Sachs & Co. from 2005 to 2008. While at Goldman, he focused on mergers and acquisitions and financing transactions in the power generation, alternative energy, oil and gas and refining industries. Prior to that, he held various positions in engineering and strategic sourcing with Lyondell Chemical Company, a supplier of raw materials and technology to the coatings industry, from 1999 to 2004. He received his MBA from Columbia Business School, and holds a B.S. in chemical engineering and a B.A. in economics and managerial studies from Rice University. We believe that Mr. Williams' extensive experience in, and knowledge of, each of the finance and energy sectors enable him to provide essential guidance to the board of directors of our General Partner and our management team.

        Robin J. A. Duggan.    Mr. Duggan has served as a director on the board of directors of our General Partner since our inception in November 2013. Mr. Duggan has been a Managing Director of Riverstone since 2014, and previously served as a Principal of Riverstone for seven years. Prior to joining Riverstone, Mr. Duggan was the founder of Commodity Optimization Ventures Ltd., a business that provided advice to clients in the private equity industry, including Texas Pacific Group. Before founding his business, he served for over 17 years in various positions with subsidiaries and affiliates of BP plc. From 2004 to 2005, Mr. Duggan was the Vice President of European Business Optimization at Innovene, BP's olefins and derivatives subsidiary, where he was responsible for commercial activity for olefins and refining in Europe and also oversaw Innovene's successful separation from BP in Europe. From 1999 to 2003, Mr. Duggan held a number of senior level positions in BP's Petrochemicals segment, including serving as the Performance Unit Leader of the Aromatics and Olefins division, Global Business Manager of the Styrene business unit, and the Planning, Performance and Strategy Manager of the Acetyls business unit. Prior to that time, Mr. Duggan held various positions in BP's Upstream segment in the United Kingdom, Australia and Venezuela over a period of ten years. Mr. Duggan serves on the boards of a number of Riverstone portfolio companies and their affiliates. He holds a B.A in biochemistry from Oxford University and an M.S. in management science from Stanford University. Based upon his strong background in various aspects of the energy industry, we believe Mr. Duggan has the requisite set of skills to serve as a director.

        John C. Bumgarner, Jr.    Mr. Bumgarner has served as a director on the board of directors of our General Partner since April 2015. Mr. Bumgarner has been engaged in private investment since November 2002, and currently assists in operating a family-owned, multi-faceted real estate company. Mr. Bumgarner previously served as Co-Chief Operating Officer and President of Strategic Investments for Williams Communications Group, Inc., a high technology company, from May 2001 to November 2002. Williams Communications Group, Inc. filed a Plan of Reorganization with the U.S. Bankruptcy Court in August 2002. Mr. Bumgarner joined The Williams Companies, Inc., in 1977 and, prior to working at Williams Communications Group, Inc., served as Senior Vice President of Williams Companies Corporate Development and Planning, President of Williams International Company and President of Williams Real Estate Company. He most recently served as a director of Energy Partners, Ltd., an oil and natural gas exploration and production company, from January 2000 to

February 2009, and at Market Planning Solutions Inc. from February 1982 until April 2011. Energy Partners, Ltd. filed a Plan of Reorganization with the U.S. Bankruptcy Court in May 2009. Mr. Bumgarner holds a B.S. from the University of Kansas and an M.B.A. from Stanford University. Mr. Bumgarner's substantial experience as an executive at a conglomerate and as a director on boards of public and private companies engaged in a variety of industries provide him with unique insight that is particularly helpful and valuable to the board of directors of our General Partner.

        William K. Reilly.    Mr. Reilly has served as a director on the board of directors of our General Partner since April 2015. Mr. Reilly served as Administrator of the U.S. Environmental Protection Agency from 1989 to 1993. From June 1999 to December 2012, Mr. Reilly has served as President and Chief Executive Officer of Aqua International Partners, an investment group which finances water improvements in developing countries. He is also a Senior Advisor to TPG Capital. In 2010, Mr. Reilly was appointed by President Obama as co-chair of the National Commission on the BP Deepwater Horizon Oil Spill and Offshore Drilling. He currently serves on the board of directors of Royal Caribbean Cruises Ltd. and as a director of the National Geographic Education Foundation. Mr. Reilly served as a director of Conoco Inc. from 1998 until its merger with Phillips Petroleum Company in 2002, and thereafter served as a director of ConocoPhillips until May 2013. From 1993 until April 2012, Mr. Reilly also served on the Board of Directors of E.I. duPont de Nemours and Company. He has also previously served as the first Payne Visiting Professor at Stanford University, President of the World Wildlife Fund and President of The Conservation Foundation. He is Chairman Emeritus of the World Wildlife Fund, Chairman Emeritus of the ClimateWorks Foundation and Chairman of the Nicholas Institute for Environmental Policy Solutions at Duke University. Mr. Reilly's extensive environmental regulatory experience and his service on various other boards make him well qualified to serve as a member of the board of directors of our General Partner, and allow him to provide unique and valuable perspective on matters critical to our operations.

        Janet S. Wong.    Ms. Wong has served as a director on the board of directors of our General Partner since April 2015. Since January 2013, Ms. Wong has served as an Executive Advisor for Ascend, a non-profit professional organization that enables its members, corporate partners and the community to realize the leadership potential of Pan-Asians in global corporations. At Ascend, Ms. Wong has been a co-developer and instructor for its Executive Insight courses. Ms. Wong was elected to serve on the Audit Committee for the American Heart Association as well as the Budget Review Subcommittee. Ms. Wong also currently sits on the board of directors of the Cynthia Woods Mitchell Pavilion, one of the top five outdoor amphitheaters in the U.S. by ticket sales and revenue, and on the Advisory Board of the College of Business of Louisiana Tech University. A Certified Public Accountant for over 30 years, Ms. Wong served as a Partner at Grant Thornton LLP from August 2008 through July 2012, where she was the Central Region Corporate and Partnership Services Lead Partner. In 2008, Ms. Wong retired from the partnership of KPMG, culminating a career with the global firm from 1985 through 2008, where she served as the National Industry Practice Lead Partner. Ms. Wong has extensive experience working with clients in the consumer markets, energy, financial services, manufacturing, and technology sectors. We believe Ms. Wong's audit expertise and her professional and leadership experience enable her to provide essential guidance to the board of directors of our General Partner and our management team.

Director Independence

        The board of directors of our General Partner has three independent directors. The NYSE does not require a publicly traded partnership such as ours to have a majority of independent directors on the board or to establish a compensation committee or a nominating committee. However, our General Partner is required to have an audit committee of at least three members, and all its members are required to meet the independence and experience standards established by the NYSE and the Exchange Act, subject to certain transitional relief during the one-year period following the initial listing of our common units on the NYSE. This one-year transitional period will end on April 29, 2016. Our General Partner reviewed the applicable independence standards established by the NYSE and the Exchange Act and appointed John C. Bumgarner, Jr., William K. Reilly and Janet S. Wong as independent directors.

Committees of the Board of Directors

        The board of directors of our General Partner has three standing committees: an audit committee, a compensation committee and a health, safety, sustainability and environmental committee. The board of directors of our General Partner may also form a conflicts committee from time to time.

Audit Committee

        We are required to have an audit committee of at least three members, and all the members of the audit committee are required to meet the independence and experience standards established by the NYSE and the Exchange Act, subject to certain transitional relief during the one-year period described above. In connection with our IPO, John C. Bumgarner, Jr., Ralph C. Alexander and Janet S. Wong were appointed to serve as members of the audit committee. The board determined that all members of the audit committee are financially literate and that Mr. Bumgarner and Ms. Wong are "independent" under the standards of the NYSE and SEC regulations currently in effect. In accordance with the rules of the NYSE, our sponsor must appoint an independent member to replace Mr. Alexander within one year of the listing of our common units on the NYSE, or by April 29, 2016. SEC rules also require that a public company disclose whether or not its audit committee has an "audit committee financial expert" as a member. An "audit committee financial expert" is defined as a person who, based on his or her experience, possesses the attributes defined by Regulation S-K Item 407(d)(s)(ii). The board of directors of our General Partner believes Janet S. Wong satisfies the definition of "audit committee financial expert."

        The audit committee assists the board of directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee has the sole authority to (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm, and (3) pre-approve any non-audit services and tax services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has been given unrestricted access to the audit committee and our management.

Conflicts Committee

        Our General Partner's board of directors may, from time to time, establish a conflicts committee to which the board will appoint at least one director and which may be asked to review specific matters that the board believes may involve conflicts of interest and determines to submit to the conflicts committee for review. The conflicts committee determines if the resolution of the conflict of interest is adverse to the interest of the partnership. The members of the conflicts committee may not be officers or employees of our General Partner or directors, officers or employees of its affiliates, including our sponsor, and must meet the independence standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors, along with other requirements in our partnership agreement. Any matters approved by the conflicts committee will be conclusively deemed to be approved by us and all of our partners and not a breach by our General Partner of any duties it may owe us or our unitholders.

Compensation Committee

        As a limited partnership listed on the NYSE, we are not required to have a compensation committee. However, in connection with our IPO, the board of directors of our General Partner established a compensation committee consisting of Mr. Bumgarner, Mr. Alexander and Michael B. Hoffman to, among other things, administer our long-term incentive plan and establish and review general policies related to, and determine and approve, or make recommendations to the board with respect to, the compensation and benefits of the non-employee members of the board.

Health, Safety, Sustainability and Environmental Committee

        In connection with our IPO, the board of directors of our General Partner formed a Health, Safety, Sustainability and Environmental Committee (the "HSSE committee") consisting of William K. Reilly and Robin J.A. Duggan. The HSSE committee assists the board of directors of our General Partner in fulfilling its oversight responsibilities with respect to the board's and our continuing commitment to (i) ensuring the safety of our employees and the public and assuring that our businesses and facilities are operated and maintained in a safe and environmentally sound manner, (ii) sustainability, including sustainable forestry practices, (iii) delivering environmental benefits to our customers, the forests from which we source our wood fiber and the communities in which we operate and (iv) minimizing the impact of our operations on the environment. The HSSE committee reviews and oversees our health, safety, sustainability and environmental policies, programs, issues and initiatives, reviews associated risks that affect or could affect us, our employees and the public and ensures proper management of those risks and reports to the board on health, safety, sustainability and environmental matters affecting us, our employees and the public. The members of the HSSE committee are non-employee directors of our General Partner.

Executive Sessions of Non-Management Directors

        The board of directors of our General Partner holds regular executive sessions in which the non-management directors meet without any members of management present. The purpose of these executive sessions is to promote open and candid discussion among the non-management directors. In the event that the non-management directors include directors who are not independent under the listing requirements of the NYSE, then at least once a year, there will be an executive session including only independent directors. Unitholders and any other interested parties may also communicate directly with the presiding director or with the non-management directors as a group, by mail addressed to:

Presiding Director
c/o General Counsel
Enviva Partners, LP
7200 Wisconsin Avenue, Suite 1000
Bethesda, Maryland 20814

Communication with the Board of Directors

        As set forth in the Communications Policy adopted by the board of directors of our General Partner, a holder of our units or other interested party who wishes to communicate with any director of our General Partner may do so by sending communications to the board, any committee of the board, the Chairman of the board or any other director to:

General Counsel
Enviva Partners, LP
7200 Wisconsin Avenue, Suite 1000
Bethesda, Maryland 20814

and marking the envelope containing each communication as "Unitholder Communication with Directors" and clearly identifying the intended recipient(s) of the communication. Communications will be relayed to the intended recipient of the board of directors of our General Partner pursuant to the Communications Policy, which is available on the "Investors Relations" section of our website at http://www.envivabiomass.com. Any communications withheld under the Communications Policy will nonetheless be recorded and available for any director who wishes to review them.

Corporate Governance

        Our General Partner has adopted a Code of Business Conduct and Ethics that applies to our General Partner's directors, officers and employees, as well as to employees of our subsidiaries or affiliates that perform work for us. The Code of Business Conduct and Ethics also serves as the financial code of ethics for our Chief Executive Officer, Chief Financial Officer, controller and other senior financial officers. Our General Partner has also adopted Corporate Governance Guidelines that outline the important policies and practices regarding our governance.

        We make available free of charge, within the "Investors Relations" section of our website at http://www.envivabiomass.com and in print to any interested party who so requests, our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter and HSSE Committee Charter. Requests for print copies may be directed to Investor Relations, Enviva Partners, LP, 7200 Wisconsin Ave., Suite 1000, Bethesda, Maryland 20814, or by telephone at (301) 657-5560. We will post on our website all waivers to or amendments of the Code of Business Conduct and Ethics, which are required to be disclosed by applicable law and the listing requirements of the NYSE. The information contained on, or connected to, our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report we file with or furnish to the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires that the directors and executive officers of our General Partner and all persons who beneficially own more than 10% of our common units file initial reports of ownership and reports of changes in ownership of our common units with the SEC. As a practical matter, we assist the directors and executive officers of our General Partner by monitoring transactions and completing and filing Section 16 reports on their behalf.

        Based solely upon our review of copies of filings or written representations from the reporting persons, we believe that, for the year ended December 31, 2015, Enviva Holdings, LP failed to file, on a timely basis, one report on Form 4 required to be filed under Section 16(a) of the Exchange Act with respect to one transaction. On December 11, 2015, we issued to Enviva Holdings, LP 942,023 common units in connection with the Southampton Drop-Down. The Form 4 required to be filed by Enviva Holdings, LP as a result of this transaction was filed on December 23, 2015.

ITEM 11.    EXECUTIVE COMPENSATION

        Neither we nor our general partner have any employees. All of our executive officers are currently employed by Enviva Management.

        We are providing compensation disclosure that satisfies the requirements applicable to emerging growth companies. For 2015, we determined our named executive officers ("Named Executive Officers" or "NEOs") to be:

  •
  John K. Keppler, Chairman of the board of directors, President and Chief Executive Officer,

  •
  Stephen F. Reeves, Executive Vice President and Chief Financial Officer, and

  •
  E. Royal Smith, Vice President, Operations.

        The executive officers of our general partner split their time between managing our business and the other businesses of our sponsor that are unrelated to us. Except with respect to awards that may be granted under the Enviva Partners, LP Long-Term Incentive Plan (the "LTIP"), all responsibility and authority for compensation-related decisions for the NEOs remains with Enviva Management and its affiliates, and such decisions are not subject to any approval by us, our general partner's board of directors or any committees thereof. Other than awards that may be granted under the LTIP, Enviva Management and its affiliates have the ultimate decision-making authority with respect to the total compensation of our executive officers and employees.

        The compensation disclosed below with respect to the NEOs reflects only the portion of compensation expense that is allocated to us pursuant to the management services agreement among us, our general partner and Enviva Management (the "MSA"). For more information about the MSA, please read Item 13. "Certain Relationships and Related Transactions, and Director Independence—Other Transactions with Related Persons—Management Services Agreement."

        The disclosures below relating to cash compensation paid by Enviva Management is based on information provided to us by Enviva Management. With the exception of the grants made under the LTIP, the elements of compensation discussed below are not subject to approvals by the board of directors of our general partner or any of its committees.

SUMMARY COMPENSATION TABLE

        The table below sets forth the annual compensation expensed by us for our Named Executive Officers for the fiscal year ended December 31, 2015. As noted above, the amounts included in the table below reflect only the portion of compensation expense that is allocated to us pursuant to the MSA.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Unit Awards(2)	All Other Compensation(3)	Total ($)
John K. Keppler (Chairman of the Board of Directors, President and Chief Executive Officer)	2015	$210,615	$260,000	$400,007	—	$870,622
Stephen F. Reeves (Executive Vice President and Chief Financial Officer)	2015	$244,133	$278,600	$299,247	$8,400	$830,380
E. Royal Smith (Vice President, Operations)	2015	$237,434	$210,600	$161,988	$—	$610,022

(1)
Pursuant to the Enviva Management Annual Incentive Compensation Plan, bonus compensation for fiscal 2015 represents the aggregate amount of the annual discretionary cash bonuses paid to each Named Executive Officer.

(2)
The amounts reflected in this column represent the grant date fair value of phantom units (which include tandem distribution equivalent rights ("DERs")) granted to the NEOs pursuant to the LTIP, computed in accordance with Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") Topic 718. The grant date fair value for time-based phantom unit awards is based on the closing price of our common units on the grant date of May 4, 2015, which was $21.26 per unit. The grant date fair value of performance-based phantom unit awards is reported based on the probable outcome of the performance conditions on the grant date. The value of the performance-based phantom unit awards granted in 2015, assuming achievement of the maximum performance level, would be: Mr. Keppler: $400,007; Mr. Reeves: $299,247; and

  Mr. Smith: $161,988. See Note 15, Equity-Based Awards, to our consolidated financial statements for additional detail regarding assumptions underlying the value of these awards.

(3)
Amounts reported in the "All Other Compensation" column reflect employer contributions to the Named Executive Officers' accounts under the 401(k) plan in which the Named Executive Officers participate.

NARRATIVE DISCLOSURE TO THE SUMMARY COMPENSATION TABLE

Management Services Agreement

        Effective April 9, 2015, the executive officers of our general partner became employed by Enviva Management and split their time between managing our business and the other businesses of our sponsor. The amount of time that each executive officer devotes to our business and the other businesses of our sponsor is determined based on a variety of factors. In April 2015, we and our general partner entered into the MSA with Enviva Management. For more information about the MSA, please read Item 13. "Certain Relationships and Related Transactions, and Director Independence—Other Transactions with Related Persons—Management Services Agreement."

Phantom Unit Awards

        On May 4, 2015, the board of directors of our general partner granted phantom units under the LTIP to each of our Named Executive Officers in connection with the initial public offering of the Partnership. One-half of these awards are subject to time-based vesting conditions ("time-based phantom units") and will become vested on the third anniversary of the grant date so long as the applicable Named Executive Officer remains continuously employed by Enviva Management or one of our affiliates from the grant date through the applicable vesting date. The other half of these awards vest based on the achievement of specific performance metrics ("performance-based phantom units"). Vested phantom units (less any phantom units withheld to satisfy applicable tax withholding obligations) will be settled through the issuance of common units within 60 days following the applicable vesting date. While a Named Executive Officer holds unvested phantom units, he is entitled to receive DER credits equal to the amount of cash distributions paid in respect of a common unit of the Partnership. The DERs included with performance-based phantom units are paid in cash within 60 days following the vesting of the associated phantom units (and are forfeited at the same time the associated phantom units are forfeited). The DERs included with time-based phantom units are paid in cash within 60 days following a cash distribution with respect to our common units. The potential acceleration and forfeiture events relating to these phantom units are described in greater detail under "—Potential Payments Upon Termination or a Change of Control" below.

Employment Agreements

        Each of our NEOs is a party to an employment agreement with Enviva Management. We refer to these employment agreements herein collectively as the "Employment Agreements." Each Employment Agreement includes an initial two-year term that automatically renews annually for successive 12-month periods unless either party provides written notice of non-renewal at least 60 days prior to each renewal date. In May 2015, the Employment Agreements with Messrs. Reeves and Smith were amended and restated. Under the Employment Agreements, our NEOs are each entitled to an annualized base salary and are eligible for discretionary annual bonuses based on performance targets established annually by the board of directors of the general partner of our sponsor or a committee thereof, in its sole discretion. The Employment Agreements provide that each such annual bonus will have a target value that is not less than 110% (in the case of Mr. Keppler), 90% (in the case of Mr. Reeves) or 75% (in the case of Mr. Smith) of the applicable NEO's annualized base salary as in effect on the first day of the calendar year to which such annual bonus relates. Effective for 2016, the target value of

Mr. Keppler's annual bonus was increased to 120% of his annualized base salary in effect on January 1, 2016. The Employment Agreements also provide that the NEOs will be eligible to receive annual awards based upon our common units under the LTIP. The Employment Agreements provide that such annual LTIP awards will have target values equal to 200%, 150% and 60% of the annualized base salary of Messrs. Keppler, Reeves and Smith, respectively, as in effect of the first day of the year to which such annual awards relate. Effective for 2016, the target value of Mr. Keppler's LTIP awards was increased to 210% of his annualized base salary in effect on January 1, 2016. As discussed below under "—Potential Payments Upon Termination or a Change in Control," the Employment Agreements also provide for certain severance payments in the event a NEO's employment is terminated under certain circumstances.

OUTSTANDING EQUITY AWARDS AT 2015 FISCAL YEAR-END

        The following table reflects information regarding outstanding equity-based awards held by our Named Executive Officers as of December 31, 2015.

	Option Awards(1)				Unit Awards(7)
Name	Number of Securities Underlying Unexercised Options Unexercisable (#)(2)	Number of Securities Underlying Unexercised Options Exercisable (#)(3)	Option Exercise Price ($)	Option Expiration Date ($)	Number of Units That Have Not Vested (#)(6)	Market Value of Units That Have Not Vested ($)(7)	Equity Incentive Plan Awards: Number of Unearned Performance- based Units That Have Not Vested (#)	Equity Incentive Plan Awards: Market Value of Unearned Units That Have Not Vested ($)(8)
John K. Keppler
Class C-1 Units	—	232,941	N/A(5)	N/A(5)
Class C-2 Units	—	666,000	N/A(5)	N/A(5)
Class E-1 Units	—	275,000	N/A(5)	N/A(5)
Phantom Units					18,815	$341,492	9,408	$170,755
Stephen F. Reeves
Class C-2 Units	—	200,000	N/A(5)	N/A(5)
Class E-1 Units	—	225,000	N/A(5)	N/A(5)
Phantom Units					10,054	$182,480	5,027	$91,240
E. Royal Smith
Class C-4 Units(4)	87,500	87,500	N/A(5)	N/A(5)
Class E-1 Units(4)	12,500	12,500	N/A(5)	N/A(5)
Phantom Units					4,233	$76,829	2,117	$38,424

(1)
The equity awards that are disclosed in this Outstanding Equity Awards at 2015 Fiscal Year-End table under Option Awards are incentive units in Enviva Holdings, LP ("Holdings") that are intended to constitute profits interests for federal tax purposes rather than traditional option awards.

(2)
Awards reflected as "Unexercisable" are Holdings incentive units that have not yet become vested.

(3)
Awards reflected as "Exercisable" are Holdings incentive units that have become vested, but have not yet been settled.

(4)
One-half of the unvested Holdings incentive units reflected in this row will become vested on each of July 25, 2016 and July 25, 2017 so long as Mr. Smith remains continuously employed by Enviva Management or one of our affiliates through each such date.

(5)
These equity awards are not traditional options and, therefore, there is no exercise price or expiration date associated with them.

(6)
Except as otherwise provided in the applicable award agreement, the phantom units subject to time-based vesting conditions will vest on May 4, 2018 so long as the applicable Named Executive Officer remains continuously employed by Enviva Management or one of our affiliates from the grant date through such vesting date.

(7)
The amounts reflected in this column represent the market value of our common units underlying the phantom unit awards granted to the Named Executive Officers, computed based on the closing price of our common units on December 31, 2015, which was $18.15 per unit.

(8)
The values reported in this column are calculated by multiplying the market value of our common units on December 31, 2015 ($18.15) by the number of common units that would be earned if the threshold (rather than target) performance targets were met for those awards. The actual payout values may increase or decrease based upon the value of our common units and the settlement requirements set forth in the award agreements.

ADDITIONAL NARRATIVE DISCLOSURE

Retirement Benefits

        We have not maintained, and do not currently maintain, a defined benefit pension plan or a nonqualified deferred compensation plan providing for retirement benefits. Our Named Executive Officers currently participate in a 401(k) plan maintained by Enviva Management. The 401(k) plan permits all eligible employees, including the Named Executive Officers, to make voluntary pre-tax contributions and/or Roth after-tax contributions to the plan. In addition, Enviva Management is permitted to make discretionary matching contributions under the plan. Matching contributions under the plan are subject to a three-year cliff vesting schedule. All contributions under the plan are subject to certain annual dollar limitations, which are periodically adjusted for changes in the cost of living.

Potential Payments Upon Termination or a Change in Control

        Under the Employment Agreements, if the applicable NEO's employment is terminated without "cause," by the applicable NEO for "good reason" or due to the applicable NEO's "disability," then so long as the applicable NEO executes (and does not revoke within the time provided to do so) a release in a form satisfactory to Enviva Management within the time period specified in the Employment Agreements, such NEO will receive the following severance benefits: (i) in the case of Mr. Keppler, a severance payment (generally payable in installments) in an aggregate amount equal to 1.5 (or, if such termination occurs within 12 months following a "change in control," 2.0) times the sum of his annualized based salary and target annual bonus as in effect on the date of such termination; (ii) in the case of Messrs. Reeves and Smith, a severance payment (generally payable in installments) in an aggregate amount equal to the sum of his annualized based salary and target annual bonus as in effect on the date of such termination; (iii) full vesting of outstanding awards under our LTIP (which vesting for awards that include a performance requirement (other than continued service) will be based on (1) actual performance if such termination occurs within six months prior to the expiration of the performance period or (2) target performance if such termination occurs at any other time during the performance period); and (iv) monthly reimbursement for the amount the NEO pays for continuation coverage under the employer's group health plans for up to 12 months following such termination (or, in the case of Mr. Keppler, up to 18 months following such termination, plus Mr. Keppler would be entitled to an additional cash payment equal to six times his monthly premium for such coverage in the event his employment terminates within 12 months following a change in control and he has not obtained coverage under a group health plan sponsored by another employer within the time period specified in his Employment Agreement).

        Under the Employment Agreements, "cause" means the applicable NEO's: (i) material breach of any policy established by Enviva Management or its affiliates that pertains to drug and/or alcohol abuse and is applicable to the NEO; (ii) engaging in acts of disloyalty to the employer or its affiliates, including fraud, embezzlement, theft, commission of a felony, or proven dishonesty; or (iii) willful misconduct in the performance of, or willful failure to perform a material function of, the NEO's duties under the Employment Agreement. In addition, "good reason," for purposes of the Employment Agreements, means, without the applicable NEO's consent and subject to certain notice and cure periods, (w) the material diminution in such NEO's authority, duties, title or responsibilities, (x) the material diminution in such NEO's annualized base salary, minimum target annual bonus opportunity or target annual long-term incentive award, (y) the relocation of the geographic location of such NEO's principal place of employment by more than 100 miles from the location of his principal place of employment as of the effective date of the Employment Agreement or (z) the employer's delivery of a written notice of non-renewal of the Employment Agreement. "Disability" is defined for purposes of the Employment Agreements as existing if the applicable NEO is unable to perform the essential functions of his position, with reasonable accommodation, due to an illness or physical or mental impairment or other incapacity that continues for a period in excess of 90 days, whether consecutive or not, in any period of 365 consecutive days. The determination of a disability will be made by the employer after obtaining an opinion from a doctor selected by the employer. A "change in control" is defined in Mr. Keppler's Employment Agreement as (1) the sale or disposal by Holdings of all or substantially all of its assets to any person other than an affiliate of Holdings, (2) the merger or consolidation of Holdings with or into another entity (other than a merger or consolidation in which Holdings, unitholders immediately prior to such transaction retain a greater than 50% equity interest in the surviving entity), (3) the failure of the Riverstone Funds and its affiliates to possess the power to direct the management and policies of Holdings, or (4) (A) the sale of all or substantially all of our assets to any person other than one of our affiliates, (B) our merger or consolidation with or into another entity (other than a merger or consolidation in which our unitholders immediately prior to such transaction retain a greater than 50% equity interest in the surviving entity), or (C) the failure of the Riverstone Funds and its affiliates to possess the power to direct our management and policies.

        The Employment Agreements also contain certain restrictive covenants pursuant to which our NEOs have recognized an obligation to comply with, among other things, certain confidentiality covenants as well as covenants not to compete in a defined market area with Enviva Management (or any of its affiliates to which they have provided services or about which they have obtained confidential information) or solicit their employer's or its affiliates' employees, in each case, during the term of the agreement and for a period of one year thereafter.

        In addition, the Restricted Units Agreements pursuant to which Mr. Smith was granted Series C Units and Series E Units in Holdings provide that if his employment with Enviva Management or any of its affiliates is terminated by him for "good reason," by Enviva Management or one of its affiliates without "cause" (including as a result of Enviva Management or one of its affiliates providing notice of non-renewal under an employment agreement) or as a result of his death or "disability," then the number of unvested Series C and Series E Units in Holdings, if any, that would have become vested in the 180-day period beginning on the date of such termination if Mr. Smith had remained continuously employed by Enviva Management or one of its affiliates during the entirety of such period will become vested as of the date of such termination. For this purpose, "cause," "good reason" and "disability" generally have the same meanings assigned to them under the Employment Agreements.

Director Compensation

        Officers or employees of our predecessor or our sponsor or its affiliates who also serve as directors of our general partner do not receive additional compensation for such service. Directors of our general partner who are not also officers or employees of our predecessor or our sponsor or its affiliates ("independent directors") receive compensation for their service on our general partner's board of directors and committees thereof consisting of an annual retainer of $75,000, an additional annual retainer of $15,000 for service as the chair of any standing committee, an additional payment of $1,500 each time such independent director attends a board or committee meeting, and one or more awards under the LTIP relating to our common units that, in the aggregate, result in approximately $100,000 of annual compensation (based on the value of our common units on the date of grant of such awards). The board of directors of our general partner also approved a one-time payment to Mr. Bumgarner for his service as the conflicts committee chair in 2015. Until the earlier of (i) four years after an independent director is appointed to the board of directors of our general partner or (ii) the date on which such independent director first holds an amount of our common units with an aggregate value equal to at least $250,000, one-half of all annual retainers and payments for attending board or committee meetings are paid to such independent director in the form of common units pursuant to the LTIP and the remainder are paid in cash. Each non-employee director is reimbursed for out-of-pocket expenses incurred in connection with attending board and committee meetings. Each director will be fully indemnified by us for actions associated with serving as a director to the fullest extent permitted under Delaware law.

        In consideration of the time and effort required prior to their appointment to the board of directors of our general partner, Messrs. Bumgarner and Reilly and Ms. Wong received compensation from our general partner consisting of a cash retainer of $7,500 per month and $1,500 each time they attended a meeting of our general partner's directors and director nominees (or a subset thereof) through the date they were appointed to the board of directors of our general partner. Our general partner also reimbursed the director nominees for their out-of-pocket expenses incurred while performing services as a director nominee.

        The following table provides information concerning the compensation of our non-employee directors for the fiscal year ended December 31, 2015.

Name	Fees Earned or Paid in Cash ($)(1)	Unit Awards ($)(2)	Total ($)
John C. Bumgarner, Jr.	$134,500	$100,007	$234,507
William K. Reilly	$84,750	$120,256	$205,006
Janet S. Wong	$89,250	$121,766	$211,016

(1)
Includes annual cash retainer fee and committee chair fees for each independent director during fiscal 2015, as more fully explained above. These amounts also include cash retainers paid to our independent directors prior to their appointment to the board of directors of our general partner.

(2)
Reflects the aggregate grant date fair value of phantom units (which include tandem DERs) granted to the independent directors pursuant to the LTIP, computed in accordance with FASB ASC Topic 718. See Note 15, Equity-Based Awards, to our consolidated financial statements on Form 10-K for the year ended December 31, 2015 for additional detail regarding assumptions underlying the value of these equity awards. The grant date fair value for the phantom unit awards is based on the closing price of our common units on the grant date of May 4, 2015, which was $21.26 per unit. Each independent director's phantom unit awards will become vested in full on May 4, 2016, in each case, so long as the director continues to serve on the board of directors of our general partner through such date.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth the beneficial ownership of common units and subordinated units of Enviva Partners, LP as of March 1, 2016 held by:

  •
  beneficial owners of 5% or more of our common units;

  •
  each director and named executive officer; and

  •
  all of our directors and executive officers as a group.

        Unless otherwise noted, the address for each beneficial owner listed below is 7200 Wisconsin Ave., Suite 1000, Bethesda, MD 20814.

Name of Beneficial Owner	Common Units Beneficially Owned(1)	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owner	Percentage of Common and Subordinated Units Beneficially Owned
Enviva Holdings, LP(2)(3)(4)	1,347,161	10.5%	11,905,138	100%	53.5%
Enviva Partners GP, LLC	—	—%	—	—	—%
Morgan Stanley Strategic Investments, Inc.(5)	1,460,266	11.4%	—	—	5.9%
GSO Capital Partners, LP(6)	1,198,340	9.3%	—	—	4.8%
Goldman Sachs Asset Management(7)	1,028,402	8.0%	—	—	4.2%
ClearBridge Investments, LLC(8)	1,043,050	8.1%	—	—	4.2%
FS Global Credit Opportunities Fund(9)	703,610	5.5%	—	—	2.8%
John K. Keppler	—	—%	—	—	—%
Stephen F. Reeves	1,250	*	—	—	* %
E. Royal Smith	—	—%	—	—	—%
Michael B. Hoffman	—	—%	—	—	—%
Ralph C. Alexander	—	—%	—	—	—%
Carl L. Williams	—	—%	—	—	—%
Robin J. A. Duggan	—	—%	—	—	—%
John C. Bumgarner, Jr.(10).	165,928	1.3%	—	—	* %
William K. Reilly	2,520	* %	—	—	* %
Janet S. Wong	5,204	* %	—	—	* %
All directors and executive officers as a group (14 persons)	176,902	1.4%	—	—	* %

*
Less than 1% of common units outstanding.

(1)
This column does not include phantom units granted to our directors and officers pursuant to the LTIP.

(2)
Of this aggregate amount beneficially owned, (i) Enviva Development Holdings, LLC, a wholly-owned subsidiary of Enviva Holdings, LP, has shared voting power over 942,023 common units and shared dispositive power over 942,023 common units, (ii) Enviva Holdings, LP has shared voting power over 1,347,161 common units and shared dispositive power over 1,347,161 common units, (iii) Enviva Holdings GP, LLC has shared voting power over 1,347,161 common units and shared dispositive power over 1,347,161 common units, (iv) R/C Wood Pellet Investment Partnership, L.P. has shared voting power over 1,347,161 common units and shared dispositive power over 1,347,161 common units, (v) Riverstone/Carlyle Renewable Energy Partners II, L.P. has shared voting power over 1,347,161 common units and shared dispositive power over 1,347,161 units and (vi) R/C Renewable Energy GP II, L.L.C. has shared voting power over 1,347,161 common units and shared dispositive power over 1,347,161 common units.

(3)
R/C Renewable Energy GP II, L.L.C is the general partner of Riverstone/Carlyle Renewable Energy Partners II, L.P., which is the general partner of R/C Wood Pellet Investment Partnership, L.P., which is the sole member of Enviva Holdings GP, LLC, which is the general partner of Enviva Holdings, LP, which is the sole member of Enviva MLP Holdco, LLC and Enviva Cottondale Acquisition I, LLC. R/C Renewable Energy GP II, L.L.C. is managed by a seven-person investment committee. Pierre F. Lapeyre, Jr., David M. Leuschen, Ralph C.

  Alexander, Michael B. Hoffman, Daniel A. D'Aniello and Edward J. Mathias are the members of the investment committee of R/C Renewable Energy GP II, L.L.C.

(4)
The address for each of R/C Renewable Energy GP II, L.L.C., Riverstone/Carlyle Renewable Energy Partners II, L.P. and R/C Wood Pellet Investment Partnership, L.P. is c/o Riverstone Holdings, LLC, 712 Fifth Avenue, 36th Floor, New York, New York 10019.

(5)
Based solely on the Form 13F-HR filed with the SEC by Morgan Stanley with respect to Morgan Stanley Strategic Investments, Inc. on February 9, 2016. According to the filing, Morgan Stanley Strategic Investments, Inc. has sole voting power over 1,460,266 common units. The address of Morgan Stanley Strategic Investments, Inc. is 1585 Broadway, New York, NY 10036.

(6)
Based solely on the Form 13F-HR filed with the SEC by Blackstone Group L.P. with respect to GSO Capital Partners LP on February 16, 2016. According to the filing, GSO Capital Partners LP has shared voting power over 1,198,340 common units. The address of GSO Capital Partners LP is 345 Park Avenue, 31st Floor New York, NY 10154.

(7)
As reported on Schedule 13G/A as of December 31, 2015 and filed with the SEC on February 8, 2016 by GS Investment Strategies, LLC and Goldman Sachs Asset Management, L.P. (collectively, "Goldman Sachs Asset Management"), Goldman Sachs Asset Management discloses that it beneficially owns in the aggregate 1,028,402 common units. Of this aggregate amount beneficially owned, (i) GS Investment Strategies, LLC is reported to have shared voting power over 1,028,402 common units and shared dispositive power over 1,028,402 common units and (ii) Goldman Sachs Asset Management, L.P. is reported to have shared voting power over 1,028,402 common untis and shared dispositive power over 1,028,402 common units. The address of Goldman Sachs Asset Management is 200 West Street, New York, NY 10282.

(8)
As reported on Schedule 13G as of December 31, 2015 and filed with the SEC on February 16, 2016 by ClearBridge Investments, LLC, ClearBridge Investments, LLC discloses that it beneficially owns in the aggregate 1,043,050 common units. Of this aggregate amount beneficially owned, ClearBridge Investments, LLC is reported to have sole voting power over 1,043,050 common units and sole dispositive power over 1,043,050 common units. The address of ClearBridge Investments, LLC is 620 8th Avenue, New York, NY 10018.

(9)
As reported on Schedule 13G as of December 31, 2015 and filed with the SEC on February 12, 2016 by (i) FS Global Credit Opportunities Fund, (ii) FS Global Advisor, LLC, which serves as the investment adviser to FS Global Credit Opportunities Fund, (iii) Michael C. Forman, who is a control person of FS Global Advisor, LLC and (iv) David J. Adelman, who is a control person of FS Global Advisor, LLC (collectively, the "FS Global Reporting Persons"), the FS Global Reporting Persons disclose that they beneficially own in the aggregate 703,610 common units. Of this aggregate amount beneficially owned, (i) FS Global Credit Opportunities Fund is reported to have shared voting power over 703,610 common units and shared dispositive power over 703,610 shares; (ii) FS Global Advisor, LLC is reported to have shared voting power over 703,610 common units and shared dispositive power over 703,610 common units; (iii) Michael C. Forman is reported to have shared voting power over 703,610 common units and shared dispositive power over 703,610 common units; and (iv) David J. Adelman is reported to have shared voting power over 703,610 common units and shared dispositive power over 703,610 common units. The address of the FS Global Reporting Persons is 201 Rouse Boulevard, Philadelphia, PA 19112.

(10)
These 165,928 common units are held by the Bumgarner Family Trust. Mr Bumgarner has investment control over these units.

Equity Compensation Plan Information

        The following table sets forth information with respect to the securities that may be issued under the LTIP as of December 31, 2015.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(2)	Weighted-average exercise price of outstanding options, warrants and rights ($) (b)(3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(4)
Equity compensation plans approved by security holders(1)	284,036	n/a	2,378,094
Equity compensation plans not approved by security holders	—	—	—

Total	284,036	n/a	2,378,094

(1)
The LTIP was approved by the board of directors of our General Partner prior to the IPO.

(2)
The amount in column (a) of this table reflects the aggregate number of outstanding phantom units under the LTIP as of December 31, 2015.

(3)
This column is not applicable because only phantom units have been granted under the LTIP and phantom units do not have an exercise price.

(4)
The amount in this column reflects the total number of common units remaining available for future issuance under the LTIP as of December 31, 2015. For additional information about the LTIP and the awards granted thereunder, please read Part III, Item 11. "Executive Compensation."

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        As of March 1, 2016, our sponsor owned 1,347,161 common units and 11,905,138 subordinated units representing an aggregate approximately 53.5% limited partner interest in us. In addition, our sponsor owns and controls (and appoints all the directors of) our General Partner, which maintains a non-economic general partner interest in us and owns all our incentive distribution rights.

        The terms of the transactions and agreements disclosed in this section were determined by and among affiliated entities and, consequently, are not the result of arm's-length negotiations. These terms are not necessarily at least as favorable to the parties to these transactions and agreements as the terms that could have been obtained from unaffiliated third parties.

Distributions and Payments to Our General Partner and Its Affiliates

        We generally make 100% of our cash distributions to our unitholders, including affiliates of our general partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, our general partner, or the holder of our incentive distribution rights, will be entitled to increasing percentages of the distributions, up to 50.0% of the distributions above the highest target distribution level.

        Assuming we have sufficient cash available for distribution to pay the full minimum quarterly distribution on all of our outstanding common units and subordinated units for four quarters, our General Partner and its affiliates would receive an annual distribution of approximately $21.9 million on their units.

        Our General Partner does not receive a management fee or other compensation for its management of our partnership, but we reimburse our General Partner and its affiliates for all direct and indirect expenses they incur and payments they make on our behalf. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our General Partner by its affiliates. Under our MSA (as defined below), we are obligated to reimburse Enviva Management for all direct or indirect costs and expenses incurred by, or chargeable to, Enviva Management in connection with its provision of services necessary for the operation of our business. If the MSA were terminated without replacement, or our General Partner or its affiliates provided services outside of the scope of the MSA, our partnership agreement would require us to reimburse our General Partner and its affiliates for all expenses they incur and payments they make on our behalf. Our partnership agreement does not set a limit on the amount of expenses for which our General Partner and its affiliates may be reimbursed.

        If our General Partner withdraws or is removed, its non-economic general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

        If we are ever liquidated, the partners, including our general partner, will be entitled to receive liquidating distributions according to their respective capital account balances.

Agreements with Affiliates

        In connection with the IPO, we entered into the following agreements with our sponsor and our affiliates, as described in more detail below.

EVA-MGT Contract

        In the first quarter of 2016, the Hancock JV entered into the MGT Contract under which the Hancock JV will be the sole source supplier to the Tees REP for imported biomass fuel. Following the execution of the MGT Contract, we entered into the EVA-MGT Contract with the Hancock JV pursuant to which we will supply 375,000 MTPY of the volumes under the MGT Contract to the Tees REP. The EVA-MGT Contract is denominated in British Pound Sterling and commences in 2019, ramps to full supply in 2021, and continues through 2034. Both the EVA-MGT Contract and the MGT Contract are contingent upon Tees REP reaching financial close.

Southampton Contribution Agreement

        On November 25, 2014, we entered into the Southampton Contribution Agreement pursuant to which we agreed to convey the ownership interests in Southampton, the entity which owns the Southampton plant, to the Hancock JV following the release, under the Prior Senior Secured Credit Facilities, of all liens on such interests and on the Southampton plant incurred in connection with the execution of the Initial Contribution Agreement (as defined below). The Southampton Contribution Agreement contains customary representations and warranties. Pursuant to the Southampton Contribution Agreement, we will indemnify the Hancock JV for losses to the extent they relate to liabilities occurring for periods prior to the date of contribution, including tax and environmental liabilities.

Contribution Agreements

        On April 9, 2015, we entered into a contribution agreement (the "Initial Contribution Agreement") that effected certain transactions in connection with the closing of the Senior Secured Credit Facilities, including the transfer of ownership interests in our Predecessor by our sponsor to us and the repayment of outstanding indebtedness and release of liens under the Prior Senior Secured Credit Facilities.

        In connection with our IPO, on April 28, 2015, we entered into a contribution agreement (the "IPO Contribution Agreement") to effect certain transactions in connection with our IPO, including the use of the net proceeds of from our IPO.

Registration Rights Agreement

        On May 4, 2015, we entered into a registration rights agreement with our sponsor pursuant to which we may be required to register the sale of the (i) common units issued (or issuable) to our sponsor pursuant to the IPO Contribution Agreement, (ii) subordinated units and (iii) common units issuable upon conversion of the subordinated units pursuant to the terms of the partnership agreement (together, the "Registrable Securities") it holds. Under the registration rights agreement, our sponsor will have the right to request that we register the sale of Registrable Securities held by it, and our sponsor will have the right to require us to make available shelf registration statements permitting sales of Registrable Securities into the market from time to time over an extended period, subject to certain limitations. In addition, the registration rights agreement gives our sponsor piggyback registration rights under certain circumstances. The registration rights agreement also includes provisions dealing with indemnification and contribution and allocation of expenses. All of the Registrable Securities held by our sponsor and any permitted transferee will be entitled to these registration rights.

Purchase Rights Agreement

        On May 4, 2015, we entered into a purchase rights agreement with our sponsor pursuant to which our sponsor will provide to us, for a period of five years following the closing of our IPO, a right of first offer to purchase the Wilmington Projects or any other wood pellet production plant or deep-water marine terminal that it, its subsidiaries or any other entity that it controls (including the Hancock JV) owns and proposes to sell (each, a "ROFO Asset"). We will have thirty days following receipt of the sponsor entity's intention to sell a ROFO Asset to propose an offer for the ROFO Asset. If we submit an offer, our sponsor will negotiate with us exclusively and in good faith to enter into a letter of intent or definitive documentation for the purchase of the ROFO Asset on mutually acceptable terms. If we are unable to agree to terms within 45 days, the sponsor entity will have 150 days to enter into definitive documentation with a third party purchaser on terms that are, in the good faith judgment of the sponsor entity selling such ROFO Assets, superior to the most recent offer proposed by us.

Biomass Purchase and Terminal Services Agreements

        On April 9, 2015, we entered into a master biomass purchase and sale agreement (the "Biomass Purchase Agreement") with the Hancock JV pursuant to which the Hancock JV sold to us, at a fixed price per metric ton, certain volumes of wood pellets per month that were produced at the Southampton plant. We sold the wood pellets purchased from the Hancock JV to customers under our existing off-take contracts. We also entered into a terminal services agreement (the "Terminal Services Agreement") pursuant to which we would have provided terminal services at the Chesapeake terminal for the production from the Southampton plant that was not sold to us under the Biomass Purchase Agreement. In connection with the Southampton Drop-Down, we entered into termination agreements with the Hancock JV to terminate such sales and to terminate the Terminal Services Agreement. As a result of the Partnership purchasing all wood pellets produced by the Hancock JV, no terminal services were provided.

Management Services Agreement

        On November 9, 2012, we entered into a six-year management services agreement (the "Prior MSA") with Enviva Holdings, LP (the "Service Provider") to provide us with general administrative and management services and other similar services (the "Services"). Prior to 2014, we incurred a maximum annual fee due to the Service Provider in the amount of $7.2 million. In addition, we were obligated to reimburse the Service Provider for all direct or indirect costs and expenses incurred by, or chargeable to, the Service Provider in connection with the Services. This included (1) the portion of the salary and benefits of employees engaged in providing the Services reasonably allocable to the provision of the Services excluding those included in the annual fee, (2) the charges and expenses of any third party retained by the Service Provider to provide any portion of the Services and (3) office rent and expenses and other overhead costs of the Service Provider incurred in connection with, or reasonably allocable to, providing the Services (collectively, "Reimbursable Expenses"). Prior to 2014, the Reimbursable Expenses maximum was $3.0 million per year and payable monthly. Beginning in 2014, each of the annual fee due and the maximum amount of Reimbursable Expenses was subject to an annual 2% escalation.

        The Prior MSA automatically terminated upon the execution of the new management services agreement discussed below in April 2015.

New Management Services Agreement

        On April 9, 2015, all of our employees and management became employed by Enviva Management, and we and our General Partner entered into the MSA with Enviva Management, pursuant to which Enviva Management provides us with all services necessary for the operation of our business. The MSA has a term of five years, which is automatically renewed unless terminated by us for cause. Enviva Management is also able to terminate the agreement if we fail to reimburse it for its costs and expenses allocable to us.

        Pursuant to the MSA, we reimburse Enviva Management for all direct or indirect costs and expenses incurred by, or chargeable to, Enviva Management in connection with the provision of the services, including, without limitation, salary and benefits of employees engaged in providing such services, as well as office rent, expenses and other overhead costs of Enviva Management. Enviva Management determines the amount of costs and expenses that is allocable to us.

Other Transactions with Related Persons

        On December 11, 2015, we entered into and consummated the transactions contemplated by the Southampton Contribution Agreement. Pursuant to the Southampton Contribution Agreement, the Hancock JV contributed to us all of the issued and outstanding limited liability company interests in Southampton for total consideration of $131 million. The acquisition included the Southampton plant, a ten-year 500,000 MTPY take-or-pay off-take contract and a matching ten-year shipping contract.

        The purchase price for the Southampton Drop-Down was financed with (a) $36.5 million of Incremental Term Advances under the Credit Agreement, (b) the issuance to Enviva FiberCo, LLC, a wholly owned subsidiary of our sponsor, of 942,023 common units at a value of $15.92 per unit, or $15.0 million of equity proceeds, and (c) $79.5 million in cash.

        In connection with the Southampton Drop-Down, Enviva FiberCo, LLC purchased $15.0 million aggregate principal amount of the Tranche A-4 Incremental Term Advances from a Credit Agreement lender for a purchase price net of a 1.0% lender fee, and Enviva FiberCo, LLC became a lender pursuant to the Credit Agreement.

Procedures for Review, Approval and Ratification of Transactions with Related Persons

        In connection with the closing of our IPO, the board of directors of our General Partner adopted policies for the review, approval and ratification of transactions with related persons. The board adopted a written Code of Business Conduct and Ethics, under which a director is expected to bring to the attention of the chief executive officer or the board any conflict or potential conflict of interest that may arise between the director or any affiliate of the director, on the one hand, and us or our General

Partner on the other. The resolution of any such conflict or potential conflict should, at the discretion of the board in light of the circumstances, be determined by a majority of the disinterested directors.

        Under the provisions of our Code of Business Conduct and Ethics, any executive officer will be required to avoid conflicts of interest unless approved by the board of directors of our general partner.

        The Code of Business Conduct and Ethics described above was adopted in connection with the closing of our IPO and, as a result, the transactions described above that were entered into prior to or in connection with the IPO were not reviewed according to such procedures.

        The board has also adopted a Conflicts of Interest Policy, under which if a conflict or potential conflict of interest arises between our General Partner or its affiliates, on the one hand, and us or our unitholders, on the other hand, the resolution of any such conflict or potential conflict should be addressed by the board of directors of our General Partner in accordance with the provisions of our partnership agreement. At the discretion of the board in light of the circumstances, the resolution may be determined by the board in its entirety or by a conflicts committee meeting the definitional requirements for such a committee under our partnership agreement.

        The Conflicts of Interest Policy also provides that the board may determine on our behalf that certain contracts between us, on the one hand, and the General Partner and any of its affiliates, on the other hand, are fair and reasonable and in our best interests, so long as the board reasonably determines that such contracts are on terms and conditions not less favorable to us than could be obtained on an arm's-length basis from an unrelated third party, taking into account the totality of the relationships between all parties involved. Transactions described above that were entered into prior to or in connection with the IPO were not reviewed according to such procedures.

Director Independence

        See Part III, Item 10. "Directors, Executive Officers and Corporate Governance" for information regarding the directors of our General Partner and independence requirements applicable to the board of directors of our General Partner and its committees.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        KPMG LLP ("KPMG") served as our independent auditor for the fiscal year ended December 31, 2015. The following table presents fees paid for professional audit services rendered by KPMG for the audit of our annual financial statements for the year ended December 31, 2015, and fees for other services rendered by KPMG:

(in thousands)	For the Year Ended December 31, 2015
Audit Fees(1):	$1,040
Audit-Related Fees:	—
Tax Fees:	—
All Other Fees:	—

Total	$1,040

(1)
Fees for audit services related to the fiscal year consolidated audit, quarterly reviews, registration statements and services that were provided in connection with statutory and regulatory filings.

        Audit fees of approximately $488 were incurred prior to the IPO and paid by our sponsor.

Policy for Approval of Audit and Permitted Non-Audit Services

        Before the independent registered public accounting firm is engaged by us or our subsidiaries to render audit or non-audit services, the audit committee must pre-approve the engagement. Audit committee pre-approval of audit and non-audit services is not required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by the audit committee. The chairman of the audit committee has the authority to grant pre-approvals, provided such approvals are within the pre-approval policy and presented to the audit committee at a subsequent meeting.

        The audit committee has approved the appointment of KPMG as our independent auditor to conduct the audit of our consolidated financial statements for the year ending December 31, 2016.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
Certain documents are filed as a part of this Annual Report and are incorporated by reference and found on the pages noted.

        1.     Financial Statements—Please read Part II, Item 8. "Financial Statements and Supplementary Data—Index to Financial Statements" on page 79.

        2.     Financial Statement Schedules—None.

        3.     Exhibits—Exhibits required to be filed by Item 601 of Regulation S-K are set forth in the Exhibit Index accompanying this Annual Report and are incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ENVIVA PARTNERS, LP
	By:	Enviva Partners GP, LLC, its general partner
Date:	By:	/s/ JOHN K. KEPPLER John K. Keppler
Title: Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of William H. Schmidt, Jr. and Stephen F. Reeves as his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOHN K. KEPPLER John K. Keppler	Chairman, President and Chief Executive Officer (Principal Executive Officer)	Date: 3/8/2016
/s/ STEPHEN F. REEVES Stephen F. Reeves	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Date: 3/8/2016
/s/ JAMES P. GERAGHTY James P. Geraghty	Vice President and Controller (Principal Accounting Officer)	Date: 3/8/2016
/s/ MICHAEL B. HOFFMAN Michael B. Hoffman	Director	Date: 3/8/2016

/s/ RALPH C. ALEXANDER Ralph C. Alexander	Director	Date: 3/8/2016
/s/ CARL L. WILLIAMS Carl L. Williams	Director	Date: 3/8/2016
/s/ ROBIN J. A. DUGGAN Robin J. A. Duggan	Director	Date: 3/8/2016
/s/ JOHN C. BUMGARNER, JR. John C. Bumgarner, Jr.	Director	Date: 3/8/2016
/s/ WILLIAM K. REILLY William K. Reilly	Director	Date: 3/8/2016
/s/ JANET S. WONG Janet S. Wong	Director	Date: 3/8/2016

EXHIBIT INDEX

Exhibit Number		Exhibit
2.1		Contribution Agreement by and between Enviva Wilmington Holdings, LLC and Enviva Partners, LP dated December 11, 2015 (Exhibit 2.1, Form 8-K filed December 17, 2015, File No. 001-37363)
3.1		Certificate of Limited Partnership of Enviva Partners, LP (Exhibit 3.1, Form S-1 Registration Statement filed October 28, 2014, File No. 333-199625)
3.2		First Amended and Restated Agreement of Limited Partnership of Enviva Partners, LP, dated May 4, 2015, by Enviva Partners GP, LLC (Exhibit 3.1, Form 8-K filed May 4, 2015, File No. 001-37363)
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
10.3		Purchase Rights Agreement, dated May 4, 2015, by and among Enviva Partners, LP, Enviva Partners GP, LLC and Enviva Holdings, LP (Exhibit 10.2, Form 8-K filed May 4, 2015, File No. 001-37363)
10.4	†	Enviva Partners, LP Long-Term Incentive Plan (Exhibit 4.3, Form S-8 Registration Statement filed April 30, 2015, File No. 333-203756)
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
10.7		Master Biomass Purchase and Sale Agreement, dated as of April 9, 2015, by and between Enviva, LP and Enviva Wilmington Holdings, LLC (Exhibit 10.8, Form 8-K filed May 4, 2015, File No. 001-37363)
10.8		Terminal Services Agreement, dated April 9, 2015, by and between Enviva Port of Chesapeake, LLC and Enviva Wilmington Holdings, LLC (Exhibit 10.7, Form 8-K filed May 4, 2015, File No. 001-37363)
10.9		License Agreement, dated April 9, 2015, by and among Enviva Holdings, LP, Enviva Partners GP, LLC and Enviva Partners, LP (Exhibit 10.3, Form 8-K filed May 4, 2015, File No. 001-37363)
10.10	†	Form of Phantom Unit Award Grant Notice and Award Agreement (performance-based vesting for employees) (Exhibit 10.21, Form S-1 Registration Statement filed April 3, 2015, File No. 333-199625)

Exhibit Number		Exhibit
10.11	†	Form of Phantom Unit Award Grant Notice and Award Agreement (time-based vesting for employees) (Exhibit 10.20, Form S-1 Registration Statement filed April 3, 2015, File No. 333-199625)
10.12	†	Form of Phantom Unit Award Grant Notice and Award Agreement (non-employee directors) (Exhibit 10.22, Form S-1 Registration Statement filed April 3, 2015, File No. 333-199625)
10.13	†	First Amended and Restated Employment Agreement between Stephen F. Reeves and Enviva Management Company, LLC, dated May 29, 2015 (Exhibit 10.1, Form 8-K filed May 29, 2015, File No. 001-37363)
10.14	†	First Amended and Restated Employment Agreement between William H. Schmidt, Jr. and Enviva Management Company, LLC, dated May 29, 2015 (Exhibit 10.2, Form 8-K filed May 29, 2015, File No. 001-37363)
10.15	†
Form of Unit Award Grant Notice and Award Agreement (non-employee directors) (Exhibit 10.15, Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 filed July 31, 2015, File No. 001-37363)
10.16
First Incremental Term Loan Assumption Agreement, by and among Enviva Partners, LP, certain subsidiaries of Enviva Partners, LP, as Guarantors, the Lenders party thereto, and Barclays Bank PLC, as administrative agent, dated as of December 11, 2015, (Exhibit 10.1, Form 8-K filed December 17, 2015, File No. 001-37363)
10.17		Initial Contribution Agreement (Exhibit 10.1, Form S-1 Registration Statement filed April 15, 2015, File No. 333-199625)
10.18	†	Employment Agreement between John K. Keppler and Enviva Holdings, LP, dated June 28, 2014 (Exhibit 10.8, Form S-1 Registration Statement filed December 3, 2014, File No. 333-199625)
10.19	†	Form of Assignment, Assumption and Amendment Agreement (relating to employment agreements) (Exhibit 10.19, Form S-1 Registration Statement filed April 3, 2015, File No. 333-199625)
10.20		Contribution Agreement between Enviva, LP and Enviva Wilmington Holdings, LLC, dated November 25, 2014 (Exhibit 10.10, Form S-1 Registration Statement filed December 3, 2014, File No. 333-199625)
10.21	*†	First Amended and Restated Employment Agreement between Edward Royal Smith and Enviva Management Company, LLC, dated May 29, 2015
10.22	*	Biomass Supply Agreement between Enviva Partners, LP and Enviva Wilmington Holdings, LLC, dated January 22, 2016
21.1		List of Subsidiaries of Enviva Partners, LP (Exhibit 21.1, Form S-1 Registration Statement filed October 28, 2014, File No. 333-199625)
23.1	*	Consent of KPMG LLP
24.1	*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number		Exhibit
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Schema Document
101.CAL		XBRL Calculation Linkbase Document
101.DEF		XBRL Definition Linkbase Document
101.LAB		XBRL Labels Linkbase Document.
101.PRE		XBRL Presentation Linkbase Document.

*
Filed herewith.

**
Furnished herewith.

†
Management Contract or Compensatory Plan or Arrangement