Form 10-Q
period 2016-03-31
Enviva Partners, LP
filed 2016-05-05
CIK 1592057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
or
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

        As of April 30, 2016, 12,852,385 common units and 11,905,138 subordinated units were outstanding.

ENVIVA PARTNERS, LP
QUARTERLY REPORT ON FORM 10-Q

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        Certain statements and information in this Quarterly Report on Form 10-Q (this "Quarterly Report") may constitute "forward-looking statements." The words "believe," "expect," "anticipate," "plan," "intend," "foresee," "should," "would," "could" or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. Although management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

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

        Readers are cautioned not to place undue reliance on forward-looking statements and we undertake no obligation to update or revise any such statements after the date they are made, whether as a result of new information, future events or otherwise

 GLOSSARY OF TERMS

        biomass:    any organic biological material, derived from living organisms that stores energy from the sun.

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

        weighted-average remaining term:    the average of the remaining terms of our customer contracts, excluding contingent contracts, with each agreement weighted by the amount of product to be delivered each year under such agreement.

        wood fiber:    cellulosic elements that are extracted from trees and used to make various materials, including paper. In North America, wood fiber is primarily extracted from hardwood (deciduous) trees and softwood (coniferous) trees.

        wood pellets:    energy-dense, low-moisture and uniformly-sized units of wood fuel produced from processing various wood resources or byproducts.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except for number of units)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,636	$2,175
Accounts receivable, net of allowance for doubtful accounts of $132 as of March 31, 2016 and $85 as of December 31, 2015	37,853	38,684
Related party receivables	383	94
Inventories	27,799	24,245
Prepaid expenses and other current assets	8,074	2,123

Total current assets	77,745	67,321
Property, plant and equipment, net of accumulated depreciation of $71.1 million as of March 31, 2016 and $64.7 million as of December 31, 2015	401,214	405,582
Intangible assets, net of accumulated amortization of $7.8 million as of March 31, 2016 and $7.0 million as of December 31, 2015	2,626	3,399
Goodwill	85,615	85,615
Other long-term assets	502	7,063

Total assets	$567,702	$568,980

Liabilities and Partners' Capital
Current liabilities:
Accounts payable	$12,602	$9,303
Related party payables	10,724	11,013
Accrued and other current liabilities	12,830	13,059
Deferred revenue	270	485
Current portion of long-term debt and capital lease obligations	3,238	6,523
Related party current portion of long-term debt	3,414	150

Total current liabilities	43,078	40,533
Long-term debt and capital lease obligations	185,872	186,294
Related party long-term debt	14,636	14,664
Long-term interest payable	796	751
Other long-term liabilities	661	586

Total liabilities	245,043	242,828
Commitments and contingencies
Partners' capital:
Limited partners:
Common unitholders—public (11,505,224 and 11,502,934 units issued and outstanding at March 31, 2016 and December 31, 2015, respectively)	209,094	210,488
Common unitholder—sponsor (1,347,161 units issued and outstanding at March 31, 2016 and December 31, 2015)	19,407	19,619
Subordinated unitholder—sponsor (11,905,138 units issued and outstanding at March 31, 2016 and December 31, 2015)	131,555	133,427
General Partner (no outstanding units)	(40,373)	(40,373)

Total Enviva Partners, LP partners' capital	319,683	323,161
Noncontrolling partners' interests	2,976	2,991

Total partners' capital	322,659	326,152

Total liabilities and partners' capital	$567,702	$568,980

See accompanying notes to unaudited condensed consolidated financial statements

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
		(Recast)
Product sales	$103,445	$113,581
Other revenue	3,807	733

Net revenue	107,252	114,314
Cost of goods sold, excluding depreciation and amortization	84,616	94,400
Depreciation and amortization	6,881	8,259

Total cost of goods sold	91,497	102,659

Gross margin	15,755	11,655
General and administrative expenses	5,017	3,770

Income from operations	10,738	7,885
Other income (expense):
Interest expense	(3,181)	(1,917)
Related party interest expense	(209)	(801)
Other income	131	11

Total other expense, net	(3,259)	(2,707)

Income before income tax expense	7,479	5,178
Income tax expense	—	2,667

Net income	7,479	2,511
Less net loss attributable to noncontrolling partners' interests	15	8

Net income attributable to Enviva Partners, LP	$7,494	$2,519

Less: Predecessor income from January 1, 2015 to March 31, 2015		$2,519

Enviva Partners, LP limited partners' interest in net income	$7,494	$—

Net income per common unit:
Basic	$0.30
Diluted	$0.29
Net income per subordinated unit:
Basic	$0.30
Diluted	$0.29
Weighted-average number of limited partner units outstanding:
Common—basic	12,852
Common—diluted	13,337
Subordinated—basic and diluted	11,905

See accompanying notes to unaudited condensed consolidated financial statements

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Partners' Capital

(In thousands)

(Unaudited)

		Limited Partners' Capital
		Common Units—Public		Common Units—Sponsor		Subordinated Units—Sponsor
	General Partner Interest							Non-controlling Interest	Total Partners' Capital
		Units	Amount	Units	Amount	Units	Amount
Balance as of December 31, 2015	$(40,373)	11,503	$210,488	1,347	$19,619	11,905	$133,427	$2,991	$326,152
Distributions to unitholders and distribution equivalent rights	—	—	(5,557)	—	(620)	—	(5,476)	—	(11,653)
Issuance of units through Long-Term Incentive Plan	—	2	38	—	—	—	—	—	38
Unit-based compensation	—	—	643	—	—	—	—	—	643
Net income	—	—	3,482	—	408	—	3,604	(15)	7,479

Partners' Capital, March 31, 2016	$(40,373)	11,505	$209,094	1,347	$19,407	11,905	$131,555	$2,976	$322,659

See accompanying notes to unaudited condensed consolidated financial statements

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
		(Recast)
Cash flows from operating activities:
Net income	$7,479	$2,511
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,893	8,270
Amortization of debt issuance costs and original issue discount	446	505
General and administrative expense incurred by Enviva Holdings, LP	—	475
Allocation of income tax expense from Enviva Cottondale Acquisition I, LLC	—	2,663
Loss on disposals of property, plant and equipment	1	18
Unit-based compensation	681	—
Change in fair value of interest rate swap derivatives	—	23
Change in operating assets and liabilities:
Accounts receivable	831	(2,778)
Related party receivables	(289)	—
Prepaid expenses and other assets	732	401
Inventories	(3,395)	3,240
Other long-term assets	(121)	240
Accounts payable	3,079	3,253
Related party payables	4,713	328
Accrued liabilities	155	1,718
Accrued interest	45	(14)
Related party accrued interest	—	801
Deferred revenue	(215)	19
Other current liabilities	(231)	25

Net cash provided by operating activities	20,804	21,698
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,853)	(1,272)
Payment of acquisition related costs	—	(3,572)

Net cash used in investing activities	(1,853)	(4,844)
Cash flows from financing activities:
Principal payments on debt and capital lease obligations	(29,329)	(12,770)
Principal payments on related party debt	(89)	(4,800)
Cash restricted for debt service	—	4,000
Proceeds from debt issuance	28,500	6,000
Distributions to unitholders and distribution equivalent rights	(11,570)	—
Distributions to sponsor	(5,002)	—
Proceeds from contributions from sponsor	—	10,236

Net cash (used in) provided by financing activities	(17,490)	2,666

Net increase in cash and cash equivalents	1,461	19,520
Cash and cash equivalents, beginning of period	2,175	591

Cash and cash equivalents, end of period	$3,636	$20,111

See accompanying notes to unaudited condensed consolidated financial statements

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
		(Recast)
Non-cash investing and financing activities:
Property, plant and equipment acquired included in accounts payable and accrued liabilities	$645	$353
Depreciation capitalized to inventories	198	124
Contribution of Cottondale non-cash assets	—	122,529
Distributions included in liabilities	83	—
Distribution of Cottondale assets to sponsor	—	319
Prepaid adjustment for insurance payable	—	25
Non-cash capital contributions from sponsor	—	1,118
Supplemental information:
Interest paid	$2,897	$1,401

See accompanying notes to unaudited condensed consolidated financial statements

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except per unit amounts and unless otherwise noted)

(Unaudited)

(1) Description of Business and Basis of Presentation

Description of Business

        Enviva Partners, LP (the "Partnership") is a publicly traded Delaware limited partnership formed on November 12, 2013, as a wholly owned subsidiary of Enviva Holdings, LP (the "sponsor"). Through its interests in Enviva, LP (the "Predecessor" or "Enviva LP") and Enviva GP, LLC, the general partner of the Predecessor, the Partnership supplies utility-grade wood pellets to major power generators under long-term, take-or-pay off-take contracts. The Partnership procures wood fiber and processes it into utility-grade wood pellets. The Partnership loads the finished wood pellets into railcars, trucks and barges that are transported to deep-water marine terminals, where they are received, stored and ultimately loaded onto oceangoing vessels for transport to the Partnership's principally Northern European customers.

        The Partnership operates six industrial-scale wood pellet production plants located in the Mid-Atlantic and Gulf Coast regions of the United States. Wood pellets are exported from a wholly owned deep-water marine terminal in Chesapeake, Virginia and from third-party deep-water marine terminals in Mobile, Alabama and Panama City, Florida under long-term contracts.

Basis of Presentation

        On May 4, 2015, the Partnership completed an initial public offering (the "IPO") of common units representing limited partner interests in the Partnership (see Note 3, Initial Public Offering). Prior to the closing of the IPO, the sponsor contributed to the Partnership its interests in the Predecessor, Enviva GP, LLC, and Enviva Cottondale Acquisition II, LLC ("Acquisition II"), which was the owner of Enviva Pellets Cottondale, LLC ("Cottondale"), which owns a wood pellet production plant in Cottondale, Florida (the "Cottondale plant"). The primary assets contributed to the Partnership by the sponsor included five industrial-scale wood pellet production plants and a wholly owned deep-water terminal and long-term contractual arrangements to sell the wood pellets produced at the plants to third parties.

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

        On April 9, 2015, the Partnership, the Predecessor and the sponsor executed a series of transactions that were accounted for as common control transactions and are referred to as the "Reorganization":

  •
  Under a Contribution Agreement, the Predecessor conveyed 100% of the outstanding limited liability company interest in Enviva Pellets Southampton, LLC, which owns a wood pellet production plant in Southampton County, Virginia, to a joint venture between the sponsor and

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(Unaudited)

(1) Description of Business and Basis of Presentation (Continued)

    Hancock Natural Resource Group, Inc. and certain other affiliates of John Hancock Life Insurance Company, which is consolidated by the sponsor; and

  •
  Under a separate Contribution Agreement by and among the sponsor, Enviva MLP Holdco, LLC, Acquisition I, the Predecessor and the Partnership, the parties executed the following transactions:

  •
  The Predecessor distributed cash and cash equivalents of $1.7 million and accounts receivable of $2.4 million to the sponsor;

  •
  The sponsor contributed to the Partnership 100% of the outstanding limited liability company interest in Acquisition II, the former owner of Cottondale (formerly Green Circle), which owns the Cottondale plant;

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

        The accompanying unaudited interim condensed consolidated financial statements ("interim statements") of the Partnership include the accounts of the Predecessor and its subsidiaries and were prepared using the Predecessor's historical basis. Prior to the IPO, certain of the assets and liabilities of the Predecessor were transferred to the Partnership within the sponsor's consolidated group in a transaction under common control and, as such, the condensed consolidated historical financial statements of the Predecessor are presented as the Partnership's historical financial statements as we believe they provide a representation of our management's ability to execute and manage our business plan. As entities under common control, the contributed assets were recorded on the balance sheet at the Predecessor's historical basis rather than fair value. The financial statements were prepared using the Predecessor's historical basis in the assets and liabilities, and include all revenues, costs, assets and liabilities attributed to the Predecessor. The financial statements for periods prior to the Reorganization have been recast to reflect the contribution of the sponsor's interests in the Predecessor and Enviva GP, LLC as if the contributions occurred at the beginning of the periods presented and the contribution of the sponsor's interests in Acquisition II as if the contribution occurred on January 5, 2015, the date Green Circle was acquired by the sponsor.

        The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(Unaudited)

(1) Description of Business and Basis of Presentation (Continued)

statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments and accruals that are necessary for a fair presentation of the results of all interim periods presented herein and are of a normal recurring nature. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC.

        During interim periods, the Partnership follows the accounting policies disclosed in the Partnership's Annual Report on Form 10K for the year ended December 31, 2015.

Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the Partnership's unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Summary of Significant Accounting Policies

  Debt Issuance Costs

        Effective January 1, 2016, the Partnership adopted the Financial Accounting Standards Board's ("FASB") Accounting Standards Update ("ASU") No. 2015-03, Interest—Imputation of Interest (Topic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard requires retrospective application and represents a change in accounting principle. The adoption of ASU 2015-03 resulted in a $5.6 million retrospective reduction of both the Partnership's assets (debt issuance costs) and long term debt and capital lease obligations as of December 31, 2015. The adoption had no impact on the Partnership's consolidated statements of income or cash flows.

        The accounting policies are set forth in the Notes to Consolidated Financial Statements in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2015. Other than the adoption of ASU No. 2015-03, there have been no significant changes to these policies during the three months ended March 31, 2016.

Recent and Pending Accounting Pronouncements

        In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation. The new standard identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(Unaudited)

(1) Description of Business and Basis of Presentation (Continued)

Partnership does not expect the adoption of the new standard to have a material effect on the accounting for the Partnership's equity awards.

        In February 2016, the FASB issued ASU No. 2016-02, Leases. Under the new pronouncement, an entity is required to recognize assets and liabilities arising from a lease for all leases with a maximum possible term of more than 12 months. A lessee is required to recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the leased asset (the underlying asset) for the lease term. For most leases of assets other than property (for example, equipment, aircraft, cars, trucks), a lessee would recognize a right-of-use asset and a lease liability, initially measured at the present value of lease payments and recognize the unwinding of the discount on the lease liability as interest separately from the amortization of the right-of-use asset. For most leases of property (that is, land and/or a building or part of a building), a lessee would recognize a right-of-use asset and a lease liability, initially measured at the present value of lease payments and recognize a single lease cost, combining the unwinding of the discount on the lease liability with the amortization of the right-of-use asset, on a straight-line basis. The new guidance is effective for public entities for fiscal year and interim periods within those fiscal years beginning after December 15, 2018. Upon adoption, a lessee and a lessor would recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Early adoption is permitted. The Partnership is in the process of evaluating the impact of adoption on the Partnership's consolidated financial statements.

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The new standard provides new guidance on the recognition of revenue and states that an entity should recognize revenue when control of the goods or services transfers to the customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The new standard also requires significantly expanded disclosure regarding qualitative and quantitative information about the nature, timing and uncertainty of revenue and cash flow arising from contracts with customers. On July 9, 2015, the FASB approved a one-year delay in the effective date of ASU No. 2014-09. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers—Principal versus Agent Considerations. The new standard clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers—Identifying Performance Obligations and Licensing. The new standard clarifies the guidance for identifying performance obligations. ASU No. 2014-09 permits either applying the amendment retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying at the date of initial application. The Partnership is in the process of evaluating the impact of adoption on its consolidated financial statements and has not determined which implementation method will be adopted.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(Unaudited)

(2) Transactions Between Entities Under Common Control

Recast of Historical Financial Statements

        The financial statements of the Predecessor have been recast to reflect the contribution of the sponsor's interests in Acquisition II as if the contribution occurred on January 5, 2015, the date Green Circle was acquired by the sponsor.

        The following table presents the changes to previously reported amounts in the Predecessor's condensed consolidated balance sheet as of March 31, 2015 included in the Partnership's quarterly report on Form 10-Q for the quarter ended March 31, 2015:

	Three Months Ended March 31, 2015
	As Reported	Enviva Pellets Cottondale Acquisition II, LLC	Total
	(Predecessor)		(Recast)
Cash and cash equivalents	$5,646	$14,465	$20,111
Property, plant and equipment, net of accumulated depreciation	312,276	106,745	419,021
Goodwill and intangibles	5,574	87,221	92,795
Other assets	57,970	16,419	74,389

Total assets	$381,466	$224,850	$606,316

Accounts payable and accrued liabilities	$21,760	$2,456	$24,216
Total long-term debt	84,227	81,925	166,152
Other liabilities	1,382	826	2,208

Total liabilities	107,369	85,207	192,576
Partners' capital	274,097	139,643	413,740

Total liabilities and partners' capital	$381,466	$224,850	$606,316

        The following table presents the changes to previously reported amounts in the Predecessor's condensed consolidated statement of operations for the three months ended March 31, 2015 included in the Partnership's quarterly report on Form 10-Q for the quarter ended March 31, 2015:

	Three Months Ended March 31, 2015
	As Reported	Enviva Pellets Cottondale Acquisition II, LLC	Total
	(Predecessor)		(Recast)
Net revenue	$72,151	$42,163	$114,314
Net (loss) income	(2,024)	4,535	2,511
Less net loss attributable to noncontrolling partners' interests	8	—	8
Net (loss) income attributable to Predecessor	(2,016)	4,535	2,519

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(Unaudited)

(2) Transactions Between Entities Under Common Control (Continued)

        The following table presents the changes to previously reported amounts in the Predecessor's condensed consolidated statement of cash flows for the three months ended March 31, 2015 included in the Partnership's quarterly report on Form 10-Q for the quarter ended March 31, 2015:

	Three Months Ended March 31, 2015
	As Reported	Enviva Pellets Cottondale Acquisition II, LLC	Total
	(Predecessor)		(Recast)
Net cash provided by operating activities	$9,085	$12,613	$21,698
Net cash used in investing activities	(1,272)	(3,572)	(4,844)
Net cash (used in) provided by financing activities	(2,759)	5,425	2,666

Net increase in cash and cash equivalents	$5,054	$14,466	$19,520

(3) Initial Public Offering

        On May 4, 2015, the Partnership completed an IPO of 11,500,000 common units, which included a 1,500,000 common unit over-allotment option that was exercised in full by the underwriters, representing limited partner interests in the Partnership at a price to the public of $20.00 per unit ($18.80 per common unit, net of underwriting discounts and commissions) and constituting approximately 48.3% of the Partnership's outstanding limited partner interests. The net proceeds from the IPO of approximately $215.1 million after deducting the underwriting discount and structuring fee were used to (i) repay intercompany indebtedness related to the acquisition of Green Circle in the amount of approximately $83.0 million and (ii) distribute approximately $86.7 million to the sponsor related to its contribution of assets to the Partnership in connection with the IPO, with the Partnership retaining $45.4 million for general partnership purposes, including offering expenses.

(4) Significant Risks and Uncertainties Including Business and Credit Concentrations

        The Partnership's business is significantly impacted by greenhouse gas emission and renewable energy legislation and regulations in the European Union (the "E.U."). If the E.U. significantly modifies such legislation and regulations, the Partnership's ability to enter into new contracts as the current contracts expire may be materially affected.

        The Partnership's primary industrial customers are located in the United Kingdom and Belgium. Two customers accounted for 91% of the Partnership's product sales during the three months ended March 31, 2016 and three customers accounted for 100% of the Partnership's product sales during the three months ended March 31, 2015. The following table shows product sales to third-party customers

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(Unaudited)

(4) Significant Risks and Uncertainties Including Business and Credit Concentrations (Continued)

that accounted for 10% or a greater share of consolidated product sales for each of the three months ended:

	March 31, 2016	March 31, 2015
		(Recast)
Customer A	76%	51%
Customer B	15%	11%
Customer C	—%	38%

        The Partnership's cash and cash equivalents are placed in or with various financial institutions. The Partnership has not experienced any losses on such accounts and does not believe it has any significant risk in this area.

(5) Property, Plant and Equipment

        Property, plant and equipment consisted of the following at:

	March 31, 2016	December 31, 2015
Land	$13,564	$13,564
Land improvements	36,431	36,431
Buildings	77,582	77,581
Machinery and equipment	338,842	338,592
Vehicles	513	515
Furniture and office equipment	2,310	2,142

	469,242	468,825
Less accumulated depreciation	(71,061)	(64,738)

	398,181	404,087
Construction in progress	3,033	1,495

Total property, plant and equipment, net	$401,214	$405,582

        Total depreciation expense was $6.1 million and $6.0 million for the three months ended March 31, 2016 and 2015, respectively.

(6) Inventories

        Inventories consisted of the following at:

	March 31, 2016	December 31, 2015
Raw materials and work-in-process	$8,709	$5,632
Consumable tooling	10,431	9,932
Finished goods	8,659	8,681

Total inventories	$27,799	$24,245

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(Unaudited)

(7) Prepaid Expenses and Other Current Assets

        Prepaid expenses and other current assets included a $6.7 million deposit made in accordance with the terms of a new customer contract as of March 31, 2016. No similar amounts existed at December 31, 2015.

(8) Fair Value Measurements

        The amounts reported in the condensed consolidated balance sheets as cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, related party payables and accrued and other current liabilities approximate fair value because of the short-term nature of these instruments.

        Long-term and short-term debt are classified as Level 2 instruments due to the usage of market prices not quoted on active markets and other observable market data. The carrying amount of the Level 2 instruments approximates fair value as of March 31, 2016 and December 31, 2015. The carrying value of the Partnership's Senior Secured Credit Facilities approximates fair value due to the variable rate feature of the debt.

(9) Goodwill and Other Intangible Assets

Intangible Assets

        Intangible assets consisted of the following at:

		March 31, 2016			December 31, 2015
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Favorable customer contracts	3 years	$8,700	$(6,416)	$2,284	$8,700	$(5,698)	$3,002
Wood pellet contract	6 years	1,750	(1,408)	342	1,750	(1,353)	397

Total intangible assets		$10,450	$(7,824)	$2,626	$10,450	$(7,051)	$3,399

        Intangible assets include favorable customer contracts associated with the acquisition of Green Circle in January 2015. The Partnership also recorded payments made to acquire a six-year wood pellet contract with a European utility in 2010 as an intangible asset. These costs are recoverable through the future revenue streams generated from the customer contracts and are closely related to the revenue from the customer contracts. The Partnership amortizes the customer contract intangible assets as deliveries are completed during the respective contract terms. During the three months ended March 31, 2016 and 2015, $0.8 million and $2.2 million, respectively, was included in cost of goods sold in the accompanying condensed consolidated statements of income.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(Unaudited)

(9) Goodwill and Other Intangible Assets (Continued)

        The estimated aggregate maturities of amortization expense for the next five years are as follows:

April 1, 2016 through December 31, 2016	$768
Year ending December 31, 2017	1,516
Year ending December 31, 2018	342
Year ending December 31, 2019	—
Year ending December 31, 2020	—
Thereafter	—

Total	$2,626

(10) Long-Term Debt and Capital Lease Obligations

        Long-term debt, at carrying value which approximates fair value, and capital lease obligations is composed of the following:

	March 31, 2016	December 31, 2015
Senior Secured Credit Facilities, Tranche A-1 Advances, net of unamortized discount and debt issuance costs of $3.4 million as of March 31, 2016 and $3.6 million as of December 31, 2015, 5.10% at March 31, 2016	$94,155	$94,444
Senior Secured Credit Facilities, Tranche A-2 Advances, net of unamortized discount and debt issuance costs of $2.4 million as of March 31, 2016 and $2.5 million as of December 31, 2015, 5.25% at March 31, 2016	71,873	71,913
Senior Secured Credit Facilities, Tranche A-3 Advances, net of unamortized discount and debt issuance costs of $0.6 million as of March 31, 2016 and December 31, 2015, 5.10% at March 31, 2016.	9,288	9,300
Senior Secured Credit Facilities, Tranche A-4 Advances, net of unamortized discount and debt issuance costs of $0.8 million as of March 31, 2016 and $0.9 million as of December 31, 2015, 5.25% at March 31, 2016.	25,524	25,538
Other loans	6,030	6,107
Capital leases	290	329

Total long-term debt and capital lease obligations	207,160	207,631
Less current portion of long-term debt and capital lease obligations	(6,652)	(6,673)

Long-term debt and capital lease obligations, excluding current installments	$200,508	$200,958

Senior Secured Credit Facilities

        On April 9, 2015, the Partnership entered into a Credit Agreement (the "Credit Agreement") providing for $199.5 million aggregate principal amount of senior secured credit facilities (the "Original Credit Facilities"). The Original Credit Facilities consist of (i) $99.5 million aggregate principal amount of Tranche A-1 advances, (ii) $75.0 million aggregate principal amount of Tranche A-2 advances and (iii) revolving credit commitments in an aggregate principal amount at any time outstanding, taken

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(Unaudited)

(10) Long-Term Debt and Capital Lease Obligations (Continued)

together with the face amount of letters of credit, not in excess of $25.0 million. The Partnership is also able to request loans under incremental facilities under the Credit Agreement on the terms and conditions and in the maximum aggregate principal amounts set forth therein, provided that lenders provide commitments to make loans under such incremental facilities.

        On December 11, 2015, the Partnership entered into the First Incremental Term Loan Assumption Agreement (the "Assumption Agreement") providing for $36.5 million of incremental borrowings (the "Incremental Term Advances" and, together with the Original Credit Facilities, the "Senior Secured Credit Facilities") under the Credit Agreement. The Incremental Term Advances consist of (i) $10.0 million aggregate principal amount of Tranche A-3 advances and (ii) $26.5 million aggregate principal amount of Tranche A-4 advances. Enviva FiberCo, LLC, an affiliate and a wholly owned subsidiary of the Partnership's sponsor, became a lender pursuant to the Credit Agreement with a purchase of $15.0 million aggregate principal amount of the Tranche A-4 advances, net of a 1.0% lender fee.

        The Senior Secured Credit Facilities mature in April 2020. Borrowings under the Senior Secured Credit Facilities bear interest, at the Partnership's option, at either a base rate plus an applicable margin or at a Eurodollar rate (with a 1.00% floor for term loan borrowings) plus an applicable margin. Principal and interest are payable quarterly.

        The Partnership had $5.0 million of letters of credit under the revolving credit commitments as of March 31, 2016 and December 31, 2015. The letters of credit were issued in connection with contracts between the Partnership and third parties, in the ordinary course of business.

        As of March 31, 2016, the Partnership was in compliance with all covenants and restrictions associated with, and no events of default existed under, the Credit Agreement. The obligations under the Credit Agreement are guaranteed by certain of the Partnership's subsidiaries and secured by liens on substantially all its assets.

Related Party Notes Payable

        In connection with the January 5, 2015 acquisition of Green Circle, the sponsor made a term advance of $36.7 million to Green Circle under a revolving note. Cottondale repaid $4.8 million of the outstanding principal on this revolving note in March 2015. The revolving note accrued interest at an annual rate of 4.0%. In connection with the acquisition, the sponsor also advanced its wholly owned subsidiary, Acquisition II, $50.0 million under a note payable accruing interest at an annual rate of 4.0%. During the three months ended March 31, 2015, $0.8 million of related party interest expense associated with the related party notes payable was incurred.

        In connection with the closing of the IPO on May 4, 2015, the related party notes payable outstanding principal of $81.9 million and related accrued interest of $1.1 million were repaid by the Partnership to the sponsor.

        On January 22, 2016, a non-controlling interest holder in Enviva Pellets Wiggins, LLC ("Enviva Pellets Wiggins"), which is a joint venture controlled and consolidated by the Partnership, became the

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(Unaudited)

(10) Long-Term Debt and Capital Lease Obligations (Continued)

holder of the $3.3 million Enviva Pellets Wiggins construction loan and working capital line, due October 18, 2016. There were no changes to the terms of the loans.

(11) Related Party Transactions

Management Services Agreement

        On April 9, 2015, the Partnership, the General Partner, the Predecessor, Enviva GP, LLC and certain subsidiaries of the Predecessor (collectively, the "Service Recipients") entered into a five-year Management Services Agreement (the "MSA") with Enviva Management Company, LLC (the "Provider"), a wholly owned subsidiary of Enviva Holdings, LP, pursuant to which the Provider provides the Service Recipients with operations, general administrative, management and other services (the "Services"). Under the terms of the MSA, the Service Recipients are required to reimburse the Provider the amount of all direct or indirect, internal or third-party expenses incurred, including without limitation: (i) the portion of the salary and benefits of the employees engaged in providing the Services reasonably allocable to the Service Recipients; (ii) the charges and expenses of any third party retained to provide any portion of the Services; (iii) office rent and expenses and other overhead costs incurred in connection with, or reasonably allocable to, providing the Services; (iv) amounts related to the payment of taxes related to the business of the Service Recipients; and (v) costs and expenses incurred in connection with the formation, capitalization, business or other activities of the Provider pursuant to the MSA.

        Direct or indirect, internal or third-party expenses incurred are either directly identifiable or allocated to the Partnership by the Provider. The Provider estimates the percentage of salary, benefits, third-party costs, office rent and expenses and any other overhead costs incurred by the Provider associated with the Services to be provided to the Partnership. Each month, the Provider allocates the actual costs accumulated in the financial accounting system using these estimates. The Provider charges the Partnership for any directly identifiable costs such as goods or services provided at the Partnership's request.

        During the three months ended March 31, 2016, the Partnership incurred $11.3 million related to the MSA. Of this amount, during the three months ended March 31, 2016, $8.0 million is included in cost of goods sold and $2.6 million is included in general and administrative expenses on the condensed consolidated statement of income. At March 31, 2016, $0.7 million incurred under the MSA is included in finished goods inventory.

        As of March 31, 2016 and December 31, 2015, the Partnership had $10.6 million and $6.0 million, respectively, included in related party payable related to the MSA.

Prior Management Services Agreement

        On November 9, 2012, the Predecessor entered into a six-year management services agreement (the "Prior MSA") with Enviva Holdings, LP (the "Prior Provider") to provide the Predecessor with

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(Unaudited)

(11) Related Party Transactions (Continued)

general administrative and management services and other similar services (the "Prior Services"). Under the Prior MSA, the Predecessor incurred the following costs:

  •
  A maximum annual fee in the amount of $7.2 million could be charged by the Prior Provider. Under the Prior MSA, during the three months ended March 31, 2015, the Predecessor incurred $2.2 million for the annual fee to the Prior Provider. These amounts are included in general and administrative expenses on the condensed consolidated statement of income.

  •
  The Predecessor reimbursed the Prior Provider for all direct or indirect costs and expenses (collectively, "Reimbursable Expenses") incurred by the Prior Provider in connection with the Prior Services. During the three months ended March 31, 2015, the Predecessor incurred $0.8 million of Reimbursable Expenses payable to the Prior Provider of which $0.8 million is included in general and administrative expenses and an insignificant amount is included in cost of goods sold.

        During the three months ended March 31, 2015, the Predecessor capitalized $0.9 million of deferred issuance costs. These costs, which consist of direct incremental legal and professional accounting fees related to the IPO, were recognized as an offset against the proceeds of the IPO.

        During the three months ended March 31, 2015, the Predecessor recorded $0.5 million of general and administrative expenses that were incurred by the Prior Provider and recorded as a capital contribution. The Prior MSA automatically terminated upon the execution of the MSA.

Common Control Transactions

        On January 5, 2015, the sponsor acquired Green Circle, which owned the Cottondale plant. Acquisition I contributed Green Circle to the Partnership in April 2015 in exchange for subordinated units in the Partnership. Prior to such contribution, the sponsor converted Green Circle into a Delaware limited liability company and changed the name of the entity to "Enviva Pellets Cottondale, LLC" (see Note 1, Description of Business and Basis of Presentation).

Related Party Indebtedness

        On December 11, 2015, Enviva FiberCo, LLC, a wholly owned subsidiary of the sponsor, became a lender pursuant to the Credit Agreement with a purchase of $15.0 million aggregate principal amount of the Tranche A-4 advances, net of a 1.0% lender fee. The Partnership recorded $0.2 million as interest expense related to this indebtedness during the three months ended March 31, 2016.

Related Party Notes Payable

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

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(Unaudited)

(11) Related Party Transactions (Continued)

        On January 22, 2016, a non-controlling interest holder in Enviva Pellets Wiggins, which is a joint venture controlled by the Partnership, became the holder of the $3.3 million Enviva Pellets Wiggins construction loan and working capital line, due October 18, 2016. There were no changes to the terms of the loans.

(12) Income Taxes

        The Partnership's U.S. operations are organized as limited partnerships and entities that are disregarded entities for federal and state income tax purposes. As a result, the Partnership is not subject to U.S. federal and most state income taxes. The partners and unitholders of the Partnership are liable for these income taxes on their share of the Partnership's taxable income. Some states impose franchise and capital taxes on the Partnership. Such taxes are not material to the consolidated financial statements and have been included in other income (expense) as incurred.

        As of March 31, 2016, the only periods subject to examination for federal and state income tax returns are 2012 through 2015. The Partnership believes its income tax filing positions, including its status as a pass-through entity, would be sustained on audit and does not anticipate any adjustments that would result in a material change to its consolidated balance sheet. Therefore, no reserves for uncertain tax positions, nor interest and penalties, have been recorded. For the three months ended March 31, 2016 and 2015, no provision for federal or state income taxes has been recorded in the consolidated financial statements.

        The Partnership's consolidated statement of income for the three months ended March 31, 2015 includes income tax expense of $2.7 million related to the activities of the Cottondale plant from the date of acquisition on January 5, 2015 through March 31, 2015. This amount was recorded as a capital contribution. During this period, Green Circle was a corporate subsidiary of Acquisition II. Prior to the contribution of Acquisition II to the Partnership on April 9, 2015, the financial results of Acquisition II and Green Circle were included in the consolidated federal income tax return of the tax paying entity, Acquisition I.

(13) Partners' Capital

Allocations of Net Income

        The First Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") contains provisions for the allocation of net income and loss to the unitholders of the Partnership and the General Partner. For purposes of maintaining partner capital accounts, the Partnership Agreement specifies that items of income and loss shall be allocated among the partners of the Partnership in accordance with their respective percentage ownership interest. Normal allocations according to percentage interests are made after giving effect, if any, to priority income allocations in an amount equal to incentive cash distributions allocated 100% to the General Partner.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(Unaudited)

(13) Partners' Capital (Continued)

Incentive Distribution Rights

        Incentive distribution rights ("IDRs") represent the right to receive increasing percentages (ranging from 15.0% to 50.0%) of quarterly distributions from operating surplus after distributions in amounts exceeding specified target distribution levels have been achieved. The General Partner currently holds the incentive distribution rights, but may transfer these rights at any time.

Cash Distributions to Unitholders

        Distributions that have been paid or declared related to the reporting period are considered in the determination of earnings per unit. The following table details the cash distribution paid or declared (in millions, except per unit amounts):

Quarter Ended	Declaration Date	Record Date	Payment Date	Distribution Per Unit	Total Payment to Limited Partners	Total Payment to General Partner for Incentive Distribution Rights
June 30, 2015	July 29, 2015	August 14, 2015	August 31, 2015	$0.2630	$6.3	$—
September 30, 2015	October 28, 2015	November 17, 2015	November 27, 2015	$0.4400	$10.5	$—
December 31, 2015	February 3, 2016	February 17, 2016	February 29, 2016	$0.4600	$11.4	$—
March 31, 2016	May 4, 2016	May 16, 2016	May 27, 2016	$0.5100	$12.6	$0.2

        The following provides a reconciliation of net income and the assumed allocation of net income under the two-class method for purposes of computing net income per unit for the three months ended March 31, 2015:

	Three Months ended March 31, 2016
	Common Units	Subordinated Units	General Partner
	(in thousands)
Weighted average common units outstanding—basic	12,852	11,905	—
Effect of nonvested phantom units	485	—	—

Weighted average common units outstanding—diluted	13,337	11,905	—

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(Unaudited)

(13) Partners' Capital (Continued)

	Three Months Ended March 31, 2016
	Common Units	Subordinated Units	General Partner	Total
	(in thousands, except per unit amounts)
Distributions declared	$6,503	$6,072	$156	$12,731
Earnings less than distributions	(2,694)	(2,543)	—	(5,237)

Net income attributable to partners	$3,809	$3,529	$156	$7,494

Weighted average units outstanding—basic	12,852	11,905
Weighted average units outstanding—diluted	13,337	11,905
Net income per limited partner unit—basic	$0.30	$0.30
Net income per limited partner unit—diluted	$0.29	$0.29

(14) Equity-Based Awards

        The following table summarizes information regarding phantom unit awards to employees of the Provider under the Enviva Partners, LP Long-Term Incentive Plan ("LTIP") who provide services to the Partnership (the "Affiliate Grants"):

	Phantom Units		Performance Based Phantom Units		Total Affiliate Grant Phantom Units
	Units	Weighted Average Grant Date Fair Value (per unit)(1)	Units	Weighted Average Grant Date Fair Value (per unit)(1)	Units	Weighted Average Grant Date Fair Value (per unit)(1)
Nonvested December 31, 2015	188,121	$20.58	81,803	$20.36	269,924	$20.51
Granted	201,045	$18.19	96,459	$18.19	297,504	$18.19
Forfeitures	(7,644)	$21.26	—	$—	(7,644)	$21.26
Vested	—	$—	—	$—	—	$—

Nonvested March 31, 2016	381,522	$19.31	178,262	$19.19	559,784	$19.27

(1)
Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(Unaudited)

(14) Equity-Based Awards (Continued)

        The following table summarizes information regarding phantom unit awards under the LTIP to certain non-employee directors of the General Partner (the "Director Grants"):

	Phantom Units		Performance Based Phantom Units		Total Director Grant Phantom Units
	Units	Weighted Average Grant Date Fair Value (per unit)(1)	Units	Weighted Average Grant Date Fair Value (per unit)(1)	Units	Weighted Average Grant Date Fair Value (per unit)(1)
Nonvested December 31, 2015	14,112	$21.26	—	$—	14,112	$21.26
Granted	—	$—	—	$—	—	$—
Forfeitures	—	$—	—	$—	—	$—
Vested	—	$—	—	$—	—	$—

Nonvested March 31, 2016	14,112	$21.26	—	$—	14,112	$21.26

(1)
Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.

        On May 4, 2016, the Director Grants that were nonvested at March 31, 2016 vested and common units were issued. Director Grant phantom units valued at $0.4 million were granted May 4, 2016 and vest on the first anniversary of the grant date, May 4, 2017.

        The distribution equivalent rights ("DERs") associated with the Director Grants and the Affiliate Grants entitle the recipients to receive payments equal to any distributions made by the Partnership to the holders of common units within 60 days following the record date for such distributions. The DERs associated with the performance-based Affiliate Grants will remain outstanding and unpaid from the grant date until the earlier of the settlement or forfeiture of the related phantom units. Distributions related to DERs for the three months ended March 31, 2016 were not significant.

(15) Net Income per Limited Partner Unit

        Net income per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners' interest in net income, after deducting any incentive distributions, by the weighted-average number of outstanding common and subordinated units. The Partnership's net income is allocated to the limited partners in accordance with their respective ownership percentages, after giving effect to priority income allocations for incentive distributions, if any, to the holder of the IDRs, pursuant to the Partnership Agreement, which are declared and paid following the close of each quarter. Earnings per unit is only calculated for the Partnership for the periods following the IPO as no units were outstanding prior to May 4, 2015. Earnings in excess of distributions are allocated to the limited partners based on their respective ownership interests. Payments made to the Partnership's unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of earnings per unit.

        In addition to the common and subordinated units, the Partnership has also identified the IDRs and phantom units as participating securities and uses the two-class method when calculating the net

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(Unaudited)

(15) Net Income per Limited Partner Unit (Continued)

income per unit applicable to limited partners, which is based on the weighted-average number of common units outstanding during the period. Diluted net income per unit includes the effects of potentially dilutive time-based and performance-based phantom units on the Partnership's common units. Basic and diluted earnings per unit applicable to subordinated limited partners are the same because there are no potentially dilutive subordinated units outstanding.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Enviva Partners, LP and its subsidiaries ("we," "us," "our," or "the Partnership") is a Delaware limited partnership formed on November 12, 2013. We conduct our operations through our wholly owned subsidiary Enviva, LP. Our sponsor is Enviva Holdings, LP and our General Partner is Enviva Partners GP, LLC, a wholly owned subsidiary of Enviva Holdings, LP. References to the "Predecessor" refer to Enviva, LP and its subsidiaries. We completed our initial public offering (the "IPO") on May 4, 2015.

        The following discussion and analysis should be read in conjunction with Management's Discussion and Analysis in Part II-Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015 (the "2015 Form 10-K"), as filed with the U.S. Securities and Exchange Commission. Our 2015 Form 10-K contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates and contractual obligations. You should also read the following discussion and analysis together with the risk factors set forth in the 2015 Form 10-K and the factors described under "Cautionary Statement Regarding Forward-Looking Information" in this Quarterly Report on Form 10-Q.

Basis of Presentation

        The following discussion of our historical performance and financial condition is derived from our audited consolidated financial statements and our Predecessor's unaudited condensed consolidated financial statements. On April 9, 2015, our sponsor contributed to us some, but not, all of our Predecessor's assets and liabilities and its interest in Enviva Pellets Cottondale, LLC ("Cottondale"), which owns a 700,000 metric ton per year ("MTPY") wood pellet production plant in Cottondale, Florida (the "Cottondale plant").

        The condensed consolidated financial statements for periods prior to the IPO are the results of our Predecessor and its subsidiaries and include all revenues, costs, assets and liabilities attributed to our Predecessor after the elimination of all intercompany accounts and transactions. The condensed consolidated financial statements for the periods after the IPO pertain to our operations. Our condensed consolidated financial statements for periods prior to April 9, 2015 have been retroactively recast to reflect the contribution of our sponsor's interest in our Predecessor and Enviva GP, LLC as if the contributions occurred at the beginning of the periods presented, and the contribution of Enviva Cottondale Acquisition II, LLC ("Acquisition II") as if the contribution occurred on January 5, 2015, which is the date on which our sponsor acquired Green Circle Bio Energy, Inc. ("Green Circle"), which owned the Cottondale plant.

Business Overview

        We own and operate six production plants in the Southeastern U.S. that have a combined wood pellet production capacity of 2.3 million MTPY. We also own a dry-bulk, deep-water marine terminal at the Port of Chesapeake. Excluding the EVA-MGT Contract and the Langerlo Contract, our off-take contracts provide for sales of 2.3 million metric tons ("MT") of wood pellets in 2016 and have a weighted-average remaining term of 7.0 years from April 1, 2016.

        Recently, affiliates of the owner of the Langerlo power station filed for insolvency in a German court. Although neither the Langerlo power station nor its owner is part of these filings, we expect these events will, at a minimum, delay the commencement of physical deliveries under the off-take contract and the impact on our customer's ability to perform its obligation remains uncertain. For more information on the EVA-MGT Contract and the Langerlo Contract, please read Part I, Item 1. "Business-Customers" in our 2015 Form 10-K.

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

Non-GAAP Financial Measures

        Adjusted gross margin per metric ton, adjusted EBITDA and distributable cash flow are not financial measures presented in accordance with accounting principles generally accepted in the United States ("GAAP"). We believe that the presentation of these non-GAAP financial measures provides useful information to investors in assessing our financial condition and results of operations. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measures. Each of these non-GAAP financial measures has important limitations as an analytical tool because they exclude some, but not all, items that affect the most directly comparable GAAP financial measures. You should not consider adjusted gross margin per metric ton, adjusted EBITDA or distributable cash flow in isolation or as substitutes for analysis of our results as reported under GAAP. Our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

        The following tables present a reconciliation of each of adjusted gross margin per metric ton, adjusted EBITDA and distributable cash flow to the most directly comparable GAAP financial measure for each of the periods indicated.

	Three Months Ended March 31,
	2016	2015
		(Recast)
	(in thousands, except per metric ton)
Reconciliation of gross margin to adjusted gross margin per metric ton:
Metric tons sold	560	583
Gross margin	$15,755	$11,655
Depreciation and amortization	6,881	8,259

Adjusted gross margin	$22,636	$19,914

Adjusted gross margin per metric ton	$40.42	$34.16

	Three Months Ended March 31,
	2016	2015
		(Recast)
	(in thousands)
Reconciliation of distributable cash flow and adjusted EBITDA to net income:
Net income	$7,479	$2,511
Add:
Depreciation and amortization	6,893	8,270
Interest expense	3,390	2,718
Purchase accounting adjustment to inventory	—	697
Non-cash unit compensation	681	—
Income tax expense	—	2,667
Asset impairments and disposals	1	18
Acquisition transaction expenses	53	—

Adjusted EBITDA	18,497	16,881
Less:
Interest expense net of amortization of debt issuance costs and original issue discount	2,944	2,213
Maintenance capital expenditures	551	725

Distributable cash flow attributable to Enviva Partners, LP	15,002	13,943
Less: Distributable cash flow attributable to incentive distribution rights	156	—

Distributable cash flow attributable to Enviva Partners, LP limited partners	$14,846	$13,943

Factors Impacting Comparability of Our Financial Results

        Our future results of operations and cash flows may not be comparable to our historical consolidated results of operations and cash flows, principally for the following reasons:

        We entered into the Senior Secured Credit Facilities and repaid all amounts outstanding under the Prior Senior Secured Credit Facilities and subsequently incurred additional debt.    On April 9, 2015, we entered into the Credit Agreement (as defined below) providing for an aggregate $199.5 million Senior Secured Credit Facilities (as defined below) (comprised of $99.5 million of Tranche A-1 advances, $75.0 million of Tranche A-2 advances and $25.0 million of revolving credit commitments) of which $82.2 million was used to repay all amounts outstanding under the Prior Senior Secured Credit Facilities (as defined below). On December 11, 2015, we acquired Enviva Pellets Southampton, LLC ("Southampton") from Enviva Wilmington Holdings, LLC (the "Hancock JV"), a joint venture between our sponsor, Hancock Natural Resource Group, Inc. and certain other affiliates of John Hancock Life Insurance Company, under the terms of a Contribution Agreement among us and the Hancock JV. To finance a portion of the purchase price for Southampton, we entered into the Assumption Agreement (as defined below) on December 11, 2015, providing for $36.5 million of Incremental Term Advances (as defined below) under the Credit Agreement. As a result of these transactions, our condensed consolidated financial statements for periods following April 9, 2015 reflect the outstanding debt and interest expense under the Credit Agreement.

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

How We Generate Revenue

Overview

        We primarily earn revenue by supplying wood pellets to our customers under off-take contracts, the majority of the commitments under which are long-term in nature. We refer to the structure of our contracts as "take-or-pay" because they include a firm obligation to take a fixed quantity of product at a stated price and provisions that ensure we will be compensated in the case of a customer's failure to accept all or a part of the contracted volumes or for termination by a customer. Each contract defines the annual volume of wood pellets that a customer is required to purchase and we are required to sell, the fixed price per metric ton for product satisfying a base net calorific value and other technical specifications. These prices are fixed for the entire term, subject to annual inflation-based adjustments and price escalators, as well as, in some instances, price adjustments for product specifications and changes in underlying costs. In addition to sales of our product under these long-term, take-or-pay contracts, we routinely sell volumes under shorter-term contracts which range in volume and tenor and, in some case, may include only one specific shipment. Because each of our contracts is a bilaterally negotiated agreement, our revenue over the duration of these contracts does not generally follow spot market pricing trends. Our revenues from the sale of wood pellets are recognized when the goods are shipped, title passes, the sales price to the customer is fixed and collectability is reasonably assured.

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

Contracted Backlog

        As of March 31, 2016, we had approximately $2.3 billion of product sales backlog for firm contracted product sales to major power generators. Backlog represents the revenue to be recognized under existing contracts assuming deliveries occur as specified in the contract.

        Excluding the EVA-MGT Contract and the Langerlo Contract, our expected future product sales revenue under our contracted backlog as of April 1, 2016 is as follows (in millions):

Period from April 1, 2016 to December 31, 2016	$327
Year ending December 31, 2017	349
Year ending December 31, 2018 and thereafter	1,588

Total product sales contracted backlog	$2,264

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

        Raw material, production and distribution costs associated with delivering our wood pellets to our ports and third-party wood pellet purchase costs are capitalized as a component of inventory. Fixed production overhead, including the related depreciation expense, is allocated to inventory based on the normal capacity of the facilities. These costs are reflected in cost of goods sold when inventory is sold. Distribution costs associated with shipping our wood pellets to our customers and amortization of favorable contracts are expensed as incurred.

General and Administrative Expenses

        We incurred general and administrative expenses related to a Management Services Agreement (the "Prior MSA") with our sponsor that covered the corporate salary and overhead expenses associated with our business. Under the Prior MSA, we paid an annual fee and reimbursed our sponsor for direct and indirect expenses it incurred on our behalf. Effective April 9, 2015, all of our employees and management became employed by Enviva Management Company, LLC ("Enviva Management"), and we and our General Partner entered into a new Management Services Agreement (the "MSA") with Enviva Management. The Prior MSA automatically terminated upon the execution of the MSA. Under the MSA, direct and indirect costs and expenses are either directly identifiable or allocated to us. Enviva Management estimates the percentage of employee salary and related benefits, third-party costs, office rent and expenses and any other overhead costs to be provided to us. We are charged for any directly identifiable costs such as goods or services provided to us at our request. Each month, Enviva Management allocates the actual costs accumulated in the financial accounting system using these estimates. We believe the assumptions and allocations were made on a reasonable basis and were the best estimate of the costs that we would have incurred on a stand-alone basis.

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

	Three Months Ended March 31,
	2016	2015	Change
	(Recast)
	(in thousands)
Product sales	$103,445	$113,581	$(10,136)
Other revenue	3,807	733	3,074

Net revenue	107,252	114,314	(7,062)
Costs of goods sold, excluding depreciation and amortization	84,616	94,400	(9,784)
Depreciation and amortization	6,881	8,259	(1,378)

Total cost of goods sold	91,497	102,659	(11,162)

Gross margin	15,755	11,655	4,100
General and administrative expenses	5,017	3,770	1,247

Income from operations	10,738	7,885	2,853
Interest expense	(3,181)	(1,917)	1,264
Related party interest expense	(209)	(801)	(592)
Other income	131	11	120

Net income before income tax expense	7,479	5,178	2,301
Income tax expense	—	2,667	(2,667)

Net income	7,479	2,511	4,968

Less net loss attributable to noncontrolling partners' interests	15	8	7

Net income attributable to Enviva Partners, LP	$7,494	$2,519	$4,975

  Net revenue

        Net revenue was $107.3 million and $114.3 million for the three months ended March 31, 2016 and 2015, respectively, and was comprised of product sales and other revenue, which are discussed below.

  Product sales

        Revenue related to product sales (either produced by us or procured from a third party) decreased by $10.1 million from $113.6 million for the three months ended March 31, 2015 to $103.4 million for the three months ended March 31, 2016. The decrease was a result of lower volumes due primarily to the timing of shipments, an increased number of shipments under FOB contracts during the three months ended March 31, 2015, which had the effect of reducing revenue and cost of sales as we are not responsible for shipping, and contract pricing mix.

  Other revenue

        Other revenue increased to $3.8 million for the three months ended March 31, 2016 from $0.7 million for the three months ended March 31, 2015 partially due to $1.2 million of purchase and sale transactions with our existing customer base. In these agency-related transactions, we do not bear the risk of loss or take title to the wood pellets purchased from a third party and accordingly the transaction is presented on a net basis. Other revenue is also comprised of terminal services and other professional fees. During the three months ended March 31, 2016, we also received a $1.7 million payment from a third party supplier who elected to terminate a short-term wood pellet supply agreement.

  Costs of goods sold

        Costs of goods sold decreased to $91.5 million for the three months ended March 31, 2016 from $102.7 million for the three months ended March 31, 2015. The $11.2 million decrease was primarily due to lower sales volumes, the aforementioned FOB contracts and lower raw material and production costs during the three months ended March 31, 2016. Cost of goods sold included depreciation and amortization expenses of $6.9 million and $8.3 million for the three months ended March 31, 2016 and 2015, respectively.

  Gross margin

        We earned gross margin of $15.8 million and $11.7 million for the three months ended March 31, 2016 and 2015, respectively. The gross margin increase of $4.1 million was primarily attributable to the following:

  •
  The favorable cost position of our wood pellets during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 contributed $3.6 million to gross margin. The improved cost position was primarily attributable to increased plant utilization and lower raw material costs. Lower fuel costs also reduced our to-port logistics for all plants during the three months ended March 31, 2016.

  •
  A $1.7 million termination payment received from a third party supplier during the three months ended March 31, 2016 and included in other revenue.

  •
  Purchase and sale transactions, included in other revenue, contributed to an increase of $1.2 million during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

  •
  A decrease in depreciation and amortization expense during the three months ended March 31, 2016 increased gross margin by $1.4 million as compared to the three months ended March 31, 2015. The decrease is due to lower amortization expense as acquired customer contracts reach the end of their respective contract terms.

        Offsetting the above were:

  •
  A $2.8 million decrease in gross margin due to contract pricing mix for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

  •
  A $0.8 million decrease in gross margin due to lower sales volumes. Our wood pellet sales volumes decreased approximately 23,000 MT during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, a 4% decrease principally due to inventory levels acquired in January 2015 as part of the Cottondale acquisition.

  Adjusted gross margin per metric ton

	Three Months Ended March 31,
	2016	2015	Change
	(Recast)
	(in thousands, except per metric ton)
Reconciliation of gross margin to adjusted gross margin per metric ton:
Metric tons sold	560	583	(23)
Gross margin	$15,755	$11,655	$4,100
Depreciation and amortization	6,881	8,259	(1,378)

Adjusted gross margin	$22,636	$19,914	$2,722

Adjusted gross margin per metric ton	$40.42	$34.16	$6.26

        We earned an adjusted gross margin of $22.6 million, or $40.42 per MT, for the three months ended March 31, 2016 and an adjusted gross margin of $19.9 million, or $34.16 per MT, for the three months ended March 31, 2015. The factors impacting adjusted gross margin per metric ton are detailed above under the heading "Gross margin."

  General and administrative expenses

        General and administrative expenses were $5.0 million for the three months ended March 31, 2016 and $3.8 million for the three months ended March 31, 2015. For the three months ended March 31, 2016, general and administrative expenses included allocated expenses of $2.6 million that were incurred under the MSA, $1.7 million of direct expenses and $0.7 million of compensation expense associated with unit-based awards. General and administrative expenses for the three months ended March 31, 2015 included $2.5 million of charges under the Prior MSA and $0.5 million of expenses paid by our sponsor as well as $0.8 million of expenses incurred directly. The increase in general and administrative expenses is primarily related to costs associated with being a publicly traded limited partnership, preparation and distribution of annual and quarterly reports, tax returns and Schedule K-1s to our unitholders, investor relations, registrar and transfer agent fees, audit fees, incremental director and officer liability insurance costs and director and officer compensation expense.

  Interest expense

        We incurred $3.2 million of interest expense during the three months ended March 31, 2016, and $1.9 million during the three months ended March 31, 2015. The increase in interest expense was primarily attributable to our increase in long-term debt outstanding. Please read "—Senior Secured Credit Facilities" below.

  Related party interest expense

        We incurred $0.2 million and $0.8 million of related party interest expense during the three months ended March 31, 2016 and 2015, respectively. In connection with the January 5, 2015 acquisition of Green Circle, the sponsor made a term advance of $36.7 million to Green Circle under a revolving note and advanced Acquisition II $50.0 million under a note payable. Cottondale repaid $4.8 million of the outstanding principal in March 2015.

  Income tax expense

        During the three months ended March 31, 2015, we incurred income tax expense of $2.7 million related to the separate activity of the Cottondale plant, from the date of acquisition on January 5, 2015 through March 31, 2015. During this period, the Cottondale plant was a corporate subsidiary of Acquisition II, a wholly owned corporate subsidiary of Enviva Cottondale Acquisition I, LLC ("Acquisition I"), the corporate parent of the consolidated group. On April 7 and 8, 2015, Cottondale and Acquisition II, respectively, converted to limited liability companies. Prior to the contribution of Acquisition II to us on April 9, 2015, the financial results of Acquisition II and Cottondale were included in the consolidated federal income tax return of the tax paying entity, Acquisition I.

Adjusted EBITDA

	Three Months Ended March 31,
	2016	2015	Change
	(Recast)
	(in thousands)
Reconciliation of adjusted EBITDA to net income:
Net income	$7,479	$2,511	$4,968
Add:
Depreciation and amortization	6,893	8,270	(1,377)
Interest expense	3,390	2,718	672
Purchase accounting adjustment to inventory	—	697	(697)
Non-cash unit compensation	681	—	681
Income tax expense	—	2,667	(2,667)
Asset impairments and disposals	1	18	(17)
Acquisition transaction expenses	53	—	53

Adjusted EBITDA	$18,497	$16,881	$1,616

        We generated adjusted EBITDA of $18.5 million for the three months ended March 31, 2016 compared to $16.9 million for the three months ended March 31, 2015. The $1.6 million increase in adjusted EBITDA was primarily attributable to the $2.7 million increase in adjusted gross margin discussed in further detail above. Offsetting the increase to adjusted gross margin was the $1.2 million increase in general and administrative expenses discussed above under the heading "General and administrative expenses."

Distributable Cash Flow

        The following is a reconciliation of adjusted EBITDA to distributable cash flow:

	Three Months Ended March 31,
	2016	2015	Change
	(Recast)
	(in thousands)
Adjusted EBITDA	$18,497	$16,881	$1,616
Less:
Interest expense net of amortization of debt issuance costs and original issue discount	2,944	2,213	731
Maintenance capital expenditures	551	725	(174)

Distributable cash flow attributable to Enviva Partners, LP	15,002	13,943	1,059
Less: Distributable cash flow attributable to incentive distribution rights	156	—	156

Distributable cash flow attributable to Enviva Partners, LP limited partners	$14,846	$13,943	$903

Liquidity and Capital Resources

Overview

        We expect our sources of liquidity to include cash generated from operations, borrowings under our Senior Secured Credit Facilities and, from time to time, debt and equity offerings. We operate in a capital-intensive industry, and our primary liquidity needs are to fund working capital, service our debt, maintain cash reserves, finance maintenance capital expenditures and pay distributions. We believe cash generated from our operations will be sufficient to meet the short-term working capital requirements of our business. However, future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors beyond our control. Our minimum quarterly distribution is $0.4125 per common and subordinated unit per quarter, which equates to approximately $10.2 million per quarter, or approximately $40.8 million per year, based on the number of common and subordinated units outstanding as of April 30, 2016, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses. Because it is our intent to distribute at least the minimum quarterly distribution on all of our units on a quarterly basis, we expect that we will rely upon external financing sources, including bank borrowings and the issuance of debt and equity securities, to fund future acquisitions.

Noncash Working Capital

        Noncash working capital is the amount by which current assets, excluding cash, exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. Our noncash working capital was $31.1 million at March 31, 2016 and $24.6 million at December 31, 2015. The primary components of changes in noncash working capital were the following:

  Accounts receivable, net and related party receivables

        Accounts receivable, net of allowance for doubtful accounts, decreased noncash working capital by $0.8 million during the three months ended March 31, 2016 as compared to December 31, 2015, primarily due to the timing, volume and size of product shipments.

  Inventories

        Our inventories consist of raw materials, work-in-process, consumable tooling and finished goods. Inventories increased to $27.8 million at March 31, 2016 from $24.2 million at December 31, 2015. The $3.6 million increase was primarily attributable to an increase in our raw material inventories to support planned production levels.

  Prepaid expenses and other current assets

        The increase in prepaid expenses and other current assets at March 31, 2016 as compared to December 31, 2015 increased noncash working capital by $6.0 million and was primarily attributable to a $6.7 million deposit into an escrow account related to a customer contract. In accordance with the terms of the customer contract, the Partnership received the $6.7 million deposit in April 2016.

  Accounts payable, related party payables and accrued liabilities

        The increase in accounts payable, related party payables and accrued liabilities at March 31, 2016 as compared to December 31, 2015 decreased noncash working capital by $2.9 million and was primarily attributable to an increase in shipping and trading sales liabilities due to timing and volume of the shipments. Related party payables consisted of $10.7 million at March 31, 2016 primarily related to the MSA, compared to $6.0 million related to the MSA and $5.0 million related to our sponsor's contribution of its interest in Southampton at December 31, 2015.

Cash Flows

        The following table sets forth a summary of our net cash flows from operating, investing and financing activities for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
		(Recast)
	(in thousands)
Net cash provided by operating activities	$20,804	$21,698
Net cash used in investing activities	(1,853)	(4,844)
Net cash (used in) provided by financing activities	(17,490)	2,666

Net increase in cash and cash equivalents	$1,461	$19,520

Cash Provided by Operating Activities

        Net cash provided by operating activities was $20.8 million for the three months ended March 31, 2016 compared to $21.7 million for the three months ended March 31, 2015. The decrease of $0.9 million was primarily attributable to the following:

  •
  A decrease in operating assets and liabilities of $1.9 million during the three months ended March 31, 2016 compared to the corresponding period in 2015. This decrease was primarily attributable to changes in inventory and in accounts payable and accrued liabilities during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, partially offset by changes in related party payables and accounts receivable. The changes in inventory and accounts receivable were a function of the timing and size of product shipments during the three months ended March 31, 2016.

  •
  During the three months ended March 31, 2015, we incurred income tax expense of $2.7 million related to the separate activity of the Cottondale plant, from the date of acquisition on January 5, 2015 through March 31, 2015.

  •
  Offsetting the above, was an increase in net income, excluding depreciation and amortization, of $3.6 million during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The increase in net income was attributable to the factors detailed above under "—Results of Operations."

Cash Used in Investing Activities

        Net cash used in investing activities decreased by $3.0 million for the three months ended March 31, 2016 as compared to the corresponding period in 2015. The decrease during the three months ended March 31, 2016 related primarily to the payment of $3.6 million of transaction costs during the three months ended March 31, 2015 related to the acquisition of Cottondale. This decrease was partially offset by higher property, plant and equipment purchases during the three months ended March 31, 2016. Of the $1.9 million used for purchases of property, plant and equipment during the three months ended March 31, 2016, approximately $1.3 million related to projects intended to increase the production capacity of our plants. The remaining $0.6 million was used to maintain our equipment and machinery.

Cash (Used in) Provided by Financing Activities

        Net cash used in financing activities was $17.5 million for the three months ended March 31, 2016 as compared to $2.7 million of net cash provided by financing activities for the three months ended

March 31, 2015. Net cash used in financing activities during the three months ended March 31, 2016 included $11.6 million of cash distributions to unitholders and a $5.0 million distribution to the sponsor. Net cash provided by financing activities for the three months ended March 31, 2015 included a $10.2 million contribution of cash in connection with the sponsor's contribution of Cottondale, partially offset by principal payments on our Prior Senior Secured Credit Facilities.

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

        The Senior Secured Credit Facilities mature in April 2020. Borrowings under the Senior Secured Credit Facilities bear interest, at our option, at either a base rate plus an applicable margin or at a Eurodollar rate (with a 1.00% floor for term loan borrowings) plus an applicable margin. Principal and interest are payable quarterly.

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

        As of March 31, 2016, our total debt to consolidated EBITDA was 2.56:1.00, which was less than the maximum ratio of 4.25:1.00. As of March 31, 2016, we were in compliance with all covenants and restrictions associated with, and no events of default existed under, the Credit Agreement. The obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and secured by liens on substantially all of our and their assets.

        On December 11, 2015, Enviva FiberCo, LLC, a wholly owned subsidiary of our sponsor, became a lender pursuant to the Credit Agreement with a purchase of $15.0 million aggregate principal amount of the Tranche A-4 advances, net of a 1.0% lender fee.

Prior Senior Secured Credit Facilities

        In November 2012, the Predecessor entered into a Credit and Guaranty Agreement that provided for a $120.0 million aggregate principal amount of senior secured credit facilities (the "Prior Senior Secured Credit Facilities"). The Prior Senior Secured Credit Facilities consisted of (i) $35.0 million aggregate principal amount of Tranche A advances, (ii) up to $60.0 million aggregate principal amount of delayed draw term commitments, (iii) up to $15.0 million aggregate principal amount of working capital commitments and (iv) up to $10.0 million aggregate principal amount of letter of credit facility commitments. The Prior Senior Secured Credit Facilities were repaid in full, including related accrued interest, in the amount of $82.2 million on April 9, 2015, the date of the closing of the Original Credit Facilities. We funded the repayment with a portion of borrowings under the Original Credit Facilities.

Off-Balance Sheet Arrangements

        As of March 31, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

        In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation—Stock Compensation. The new standard identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. We do not expect the adoption of the new standard to have a material effect on the accounting for our equity awards.

        In February, 2016, the FASB issued ASU No. 2016-02, Leases. Under the new pronouncement, an entity is required to recognize assets and liabilities arising from a lease for all leases with a maximum possible term of more than 12 months. A lessee is required to recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the leased asset (the underlying asset) for the lease term. For most leases of assets other than property (for example, equipment, aircraft, cars, trucks), a lessee would recognize a right-of-use asset and a lease liability, initially measured at the present value of lease payments and recognize the unwinding of the discount on the lease liability as interest separately from the amortization of the right-of-use asset. For most leases of property (that is, land and/or a building or part of a building), a lessee would recognize a right-of-use asset and a lease liability, initially measured at the present value of lease payments and recognize a single lease cost, combining the unwinding of the discount on the lease liability with the amortization of the right-of-use asset, on a straight-line basis. The new guidance is effective for public entities for fiscal year and interim periods within those fiscal years beginning after December 15, 2018. Upon adoption, a lessee and a lessor would recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Early adoption is permitted. We are in the process of evaluating the impact of adoption on our consolidated financial statements.

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The new standard provides new guidance on the recognition of revenue and states that an entity should recognize revenue when control of the goods or services transfers to the customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The new standard also requires significantly expanded disclosure regarding qualitative and quantitative information about the nature, timing and uncertainty of revenue and cash flow arising from contracts with customers. On July 9, 2015, the FASB approved a one-year delay in the effective date of ASU No. 2014-09. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers—Principal versus Agent Considerations. The new standard clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers—Identifying Performance Obligations and Licensing. The new standard clarifies the guidance for identifying performance obligations. ASU No. 2014-09 permits either applying retrospectively the amendment to each prior reporting period presented or retrospectively with the cumulative effect of initially applying at the date of initial application. We are in the process of evaluating the impact of adoption on its consolidated financial statements and has not determined which implementation method will be adopted.

Critical Accounting Policies and Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make judgments, estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. We provide expanded discussion of our more significant accounting policies, estimates and judgments in our 2015 Form 10-K. We believe these accounting policies reflect our more significant estimates and assumptions used in preparation of our financial statements. There have been no significant changes to our critical accounting policies and estimates since December 31, 2015.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        The information about market risks for the three months ended March 31, 2016 does not differ materially from that disclosed in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk" in the 2015 Form 10-K, other than as described below:

Interest Rate Risk

        At March 31, 2016, our total debt had a carrying value of $207.2 million, which approximates fair value.

        We are exposed to interest rate risk on borrowings under our Senior Secured Credit Facilities. As of March 31, 2016, $200.8 million, net of unamortized discount and debt issuance costs of $7.2 million, of our total debt related to borrowings under our Senior Secured Credit Facilities.

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

        Changes in the overall level of interest rates affect the interest expense that we recognize in our condensed consolidated statements of operations related to interest rate swap agreements and borrowings. An interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. Based on $208.0 million outstanding principal under the Senior Secured Credit Facilities as of March 31, 2016, if LIBOR based interest rates increased by 100 basis points, our interest expense would have increased annually by approximately $1.3 million.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our General Partner. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2016, the end of the period covered by this report.

Internal Control Over Financial Reporting and Changes in Internal Control Over Financial Reporting

        The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules that generally require every company that files reports with the SEC to include a management report on such company's internal control over financial reporting in its annual report. In addition, our independent registered public accounting firm must attest to our internal control over financial reporting. Our 2015 Form 10-K did not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to new public companies. Management will be required to provide an assessment of effectiveness of our internal control over financial reporting as of December 31, 2016. We are not required to comply with the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act while we qualify as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012.

        During the quarter ended March 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we do not believe that we are a party to any litigation that will have a material adverse impact on our financial condition or results of operations.

Item 1A.    Risk Factors

        There have been no material changes from the risk factors disclosed in the section entitled "Risk Factors" in the 2015 Form 10-K.

Item 6.    Exhibits

        The information required by this Item 6 is set forth in the Exhibit Index accompanying this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        Date: May 5, 2016

ENVIVA PARTNERS, LP
By:	Enviva Partners GP, LLC, its general partner
By:	/s/ STEPHEN F. REEVES
	Name:	Stephen F. Reeves
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Exhibit Number		Description
2.1		Contribution Agreement by and between Enviva Wilmington Holdings, LLC and Enviva Partners, LP dated December 11, 2015 (Exhibit 2.1, Form 8-K filed December 17, 2015, File No. 001-37363)

3.1		Certificate of Limited Partnership of Enviva Partners, LP (Exhibit 3.1, Form S-1 Registration Statement filed October 28, 2014, File No. 333-199625)

3.2		First Amended and Restated Agreement of Limited Partnership of Enviva Partners, LP, dated May 4, 2015, by Enviva Partners GP, LLC (Exhibit 3.1, Form 8-K filed May 4, 2015, File No. 001-37363)

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Schema Document

101.CAL	*	XBRL Calculation Linkbase Document

101.DEF	*	XBRL Definition Linkbase Document

101.LAB	*	XBRL Labels Linkbase Document.

101.PRE	*	XBRL Presentation Linkbase Document.

*
Filed herewith.

**
Furnished herewith.