Form 10-Q
period 2016-06-30
Enviva Partners, LP
filed 2016-08-04
CIK 1592057

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
or
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

        As of July 29, 2016, 12,867,775 common units and 11,905,138 subordinated units were outstanding.

ENVIVA PARTNERS, LP
QUARTERLY REPORT ON FORM 10-Q

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        Certain statements and information in this Quarterly Report on Form 10-Q (this "Quarterly Report") may constitute "forward-looking statements." The words "believe," "expect," "anticipate," "plan," "intend," "foresee," "should," "would," "could" or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. Although management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions or dispositions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

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

  •
  ability of the Partnership to complete acquisitions, including acquisitions from our sponsor;

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

  •
  the effects of the approval by citizens of the United Kingdom of the exit of the United Kingdom ("Brexit") from the European Union, and the implementation of Brexit, in each case, on our and our customers' businesses;

  •
  inability to acquire or maintain necessary permits or rights for our production, transportation and terminaling operations;

  •
  inability to obtain necessary production equipment or replacement parts;

  •
  technical difficulties or failures;

  •
  labor disputes;

  •
  delivery delays of raw materials;

  •
  inability of our customers to take delivery of products or their rejection of delivery of products;

  •
  changes in the price and availability of transportation;

  •
  changes in foreign currency exchange rates;

  •
  changes in the quality specifications for our products that are required by our customers; and

  •
  ability of the Partnership to borrow funds and access capital markets.

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

        co-fire:    the combustion of two different types of materials at the same time. For example, biomass is sometimes co-fired in existing coal plants.

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

        Partnership:    Enviva Partners, LP.

        Predecessor:    Enviva, LP and its subsidiaries (other than Enviva Pellets Cottondale, LLC).

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

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except for number of units)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,806	$2,175
Accounts receivable, net of allowance for doubtful accounts of $72 as of June 30, 2016 and $85 as of December 31, 2015	47,556	38,684
Related party receivables	462	94
Inventories	21,262	24,245
Prepaid expenses and other current assets	1,928	2,123

Total current assets	91,014	67,321
Property, plant and equipment, net of accumulated depreciation of $77.4 million as of June 30, 2016 and $64.7 million as of December 31, 2015	398,139	405,582
Intangible assets, net of accumulated amortization of $8.3 million as of June 30, 2016 and $7.0 million as of December 31, 2015	2,165	3,399
Goodwill	85,615	85,615
Other long-term assets	429	7,063

Total assets	$577,362	$568,980

Liabilities and Partners' Capital
Current liabilities:
Accounts payable	$9,789	$9,303
Related party payables	6,302	11,013
Accrued and other current liabilities	21,065	13,059
Deferred revenue and deposits	9,341	485
Current portion of long-term debt and capital lease obligations	3,649	6,523
Related party current portion of long-term debt	3,187	150

Total current liabilities	53,333	40,533
Long-term debt and capital lease obligations	199,903	186,294
Related party long-term debt	—	14,664
Long-term interest payable	841	751
Other long-term liabilities	874	586

Total liabilities	254,951	242,828
Commitments and contingencies
Partners' capital:
Limited partners:
Common unitholders—public (11,520,614 and 11,502,934 units issued and outstanding at June 30, 2016 and December 31, 2015, respectively)	209,272	210,488
Common unitholder—sponsor (1,347,161 units issued and outstanding at June 30, 2016 and December 31, 2015)	19,367	19,619
Subordinated unitholder—sponsor (11,905,138 units issued and outstanding at June 30, 2016 and December 31, 2015)	131,202	133,427
General partner interest (no outstanding units)	(40,373)	(40,373)

Total Enviva Partners, LP partners' capital	319,468	323,161
Noncontrolling partners' interests	2,943	2,991

Total partners' capital	322,411	326,152

Total liabilities and partners' capital	$577,362	$568,980

See accompanying notes to unaudited condensed consolidated financial statements

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015 (Recast)	2016	2015 (Recast)
Product sales	$116,247	$107,195	$219,692	$220,776
Other revenue	3,462	2,464	7,269	3,197

Net revenue	119,709	109,659	226,961	223,973
Cost of goods sold, excluding depreciation and amortization	92,983	86,175	177,599	180,575
Depreciation and amortization	7,114	8,225	13,995	16,484

Total cost of goods sold	100,097	94,400	191,594	197,059

Gross margin	19,612	15,259	35,367	26,914
General and administrative expenses	4,392	4,623	9,409	8,393

Income from operations	15,220	10,636	25,958	18,521
Other income (expense):
Interest expense	(3,039)	(2,791)	(6,220)	(4,708)
Related party interest expense	(301)	(296)	(510)	(1,097)
Early retirement of debt obligation	—	(4,699)	—	(4,699)
Other income	140	15	271	26

Total other expense, net	(3,200)	(7,771)	(6,459)	(10,478)

Income before income tax expense	12,020	2,865	19,499	8,043
Income tax expense	—	—	—	2,667

Net income	12,020	2,865	19,499	5,376

Less net loss attributable to noncontrolling partners' interests	33	8	48	16

Net income attributable to Enviva Partners, LP	$12,053	$2,873	$19,547	$5,392

Less: Predecessor loss to May 4, 2015 (prior to IPO)	$—	$(4,651)	$—	$(2,132)
Less: Pre-acquisition income from April 10, 2015 to June 30, 2015 from operations of Enviva Pellets Southampton Drop-Down allocated to General partner	—	1,839	—	1,839

Enviva Partners, LP partners' interest in net income from May 4, 2015 to June 30, 2015	$12,053	$5,685	$19,547	$5,685

Net income per common unit:
Basic	$0.48	$0.24	$0.77	$0.24
Diluted	$0.47	$0.24	$0.76	$0.24
Net income per subordinated unit:
Basic	$0.48	$0.24	$0.77	$0.24
Diluted	$0.47	$0.24	$0.76	$0.24
Weighted average number of limited partner units outstanding:
Common—basic	12,862	11,905	12,857	11,905
Common—diluted	13,445	12,159	13,391	12,159
Subordinated—basic and diluted	11,905	11,905	11,905	11,905

See accompanying notes to unaudited condensed consolidated financial statements

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Partners' Capital

(In thousands)

(Unaudited)

		Limited Partners' Capital
		Common Unitholders— Public		Common Unitholder— Sponsor		Subordinated Unitholder— Sponsor
								Non- controlling Partners' Interests
	General Partner Interest								Total Partners' Capital
		Units	Amount	Units	Amount	Units	Amount
Balance as of December 31, 2015	$(40,373)	11,503	$210,488	1,347	$19,619	11,905	$133,427	$2,991	$326,152
Distributions to unitholders, distribution equivalent rights and incentive distribution rights	(156)	—	(11,729)	—	(1,307)	—	(11,548)	—	(24,740)
Issuance of units through Long-Term Incentive Plan	—	18	353	—	—	—	—	—	353
Unit-based compensation	—	—	1,147	—	—	—	—	—	1,147
Net income	156	—	9,013	—	1,055	—	9,323	(48)	19,499

Partners' capital, June 30, 2016	$(40,373)	11,521	$209,272	1,347	$19,367	11,905	$131,202	$2,943	$322,411

See accompanying notes to unaudited condensed consolidated financial statements

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015 (Recast)
Cash flows from operating activities:
Net income	$19,499	$5,376
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,013	16,507
Amortization of debt issuance costs and original issue discount	892	875
General and administrative expense incurred by Enviva Holdings, LP	—	475
Allocation of income tax expense from Enviva Cottondale Acquisition I, LLC	—	2,663
Early retirement of debt obligation	—	4,699
Loss on disposals of property, plant and equipment	156	27
Unit-based compensation expense	1,500	183
Change in fair value of interest rate swap derivatives	—	23
Change in operating assets and liabilities:
Accounts receivable, net	(8,872)	(2,609)
Related party receivables	(368)	(705)
Prepaid expenses and other current assets	660	(1,318)
Inventories	2,776	(2,502)
Other long-term assets	6,635	398
Accounts payable and accrued liabilities	7,819	6,095
Related party payables	94	1,321
Accrued interest	90	1,933
Deferred revenue and deposits	8,856	477
Other liabilities	(109)	19

Net cash provided by operating activities	53,641	33,937
Cash flows from investing activities:
Purchases of property, plant and equipment	(4,586)	(2,494)
Payment of acquisition related costs	—	(3,573)
Proceeds from the sale of equipment	—	53

Net cash used in investing activities	(4,586)	(6,014)
Cash flows from financing activities:
Principal payments on debt and capital lease obligations	(36,125)	(182,394)
Principal payments on related party debt	(204)	—
Cash paid related to debt issuance costs	—	(5,123)
Termination payment for interest rate swap derivatives	—	(146)
Release of cash restricted for debt service	—	11,640
IPO proceeds, net	—	215,050
Cash paid for deferred offering costs	(224)	(1,340)
Proceeds from debt issuance	34,500	178,505
Distributions to unitholders, distribution equivalent rights and incentive distribution rights	(24,369)	—
Distributions to sponsor	(5,002)	(174,552)
Proceeds from contributions from sponsor	—	10,236

Net cash (used in) provided by financing activities	(31,424)	51,876
Net increase in cash and cash equivalents	17,631	79,799
Cash and cash equivalents, beginning of period	2,175	592

Cash and cash equivalents, end of period	$19,806	$80,391

See accompanying notes to unaudited condensed consolidated financial statements

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015 (Recast)
Non-cash investing and financing activities:
The Partnership acquired property, plant and equipment in non-cash transactions as follows:
Property, plant and equipment acquired included in accounts payable and accrued liabilities	$1,247	$405
Property, plant and equipment acquired under capital leases	44	—
Property, plant and equipment transferred from prepaid expenses	—	173
Depreciation capitalized to inventories	145	247
Contribution of Cottondale non-cash assets	—	122,529
Application of IPO costs to Partners' capital	—	5,913
Related party long-term debt transferred to third-party long-term debt	14,757	—
Third-party long-term debt transferred to related party long-term debt	3,316	—
Offering costs included in accounts payable and accrued liabilities	241	370
Distribution of Cottondale assets to sponsor	—	319
Distributions included in liabilities	371	—
Inventory transferred to fixed assets	63	—
Non-cash adjustments to financed insurance and prepaid expenses	—	105
Non-cash capital contributions from sponsor	—	304
Supplemental information:
Interest paid	$5,745	$2,956

See accompanying notes to unaudited condensed consolidated financial statements

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except per unit amounts and unless otherwise noted)

(Unaudited)

(1) Description of Business and Basis of Presentation

Description of Business

        Enviva Partners, LP (the "Partnership") is a publicly traded Delaware limited partnership formed on November 12, 2013, as a wholly owned subsidiary of Enviva Holdings, LP (the "sponsor"). Through its interests in Enviva, LP (the "Predecessor") and Enviva GP, LLC, the general partner of the Predecessor, the Partnership supplies utility-grade wood pellets to major power generators under long-term, take-or-pay off-take contracts. The Partnership procures wood fiber and processes it into utility-grade wood pellets. The Partnership loads the finished wood pellets into railcars, trucks and barges that are transported to deep-water marine terminals, where they are received, stored and ultimately loaded onto oceangoing vessels for transport to the Partnership's principally Northern European customers.

        The Partnership operates six industrial-scale wood pellet production plants located in the Mid-Atlantic and Gulf Coast regions of the United States. Wood pellets are exported from a wholly owned deep-water marine terminal in Chesapeake, Virginia and from third-party deep-water marine terminals in Mobile, Alabama and Panama City, Florida under long-term contracts.

Basis of Presentation

        On May 4, 2015, the Partnership completed an initial public offering (the "IPO") of common units representing limited partner interests in the Partnership (see Note 3, Initial Public Offering). Prior to the closing of the IPO, the sponsor contributed to the Partnership its interests in the Predecessor, Enviva GP, LLC, and Enviva Cottondale Acquisition II, LLC ("Acquisition II"), which was the owner of Enviva Pellets Cottondale, LLC ("Cottondale"), which owns a wood pellet production plant in Cottondale, Florida (the "Cottondale plant"). The primary assets contributed to the Partnership by the sponsor included five industrial-scale wood pellet production plants, a wholly owned deep-water marine terminal and long-term contractual arrangements to sell the wood pellets produced at the plants to third parties.

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

        On April 9, 2015, the Partnership, the Predecessor and the sponsor executed a series of transactions that were accounted for as common control transactions and are referred to as the "Reorganization":

  •
  Under a Contribution Agreement, the Predecessor conveyed 100% of the outstanding limited liability company interests in Enviva Pellets Southampton, LLC ("Southampton"), which owns a wood pellet production plant in Southampton County, Virginia (the "Southampton Plant"), to a

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(Unaudited)

(1) Description of Business and Basis of Presentation (Continued)

    joint venture between the sponsor and certain affiliates of John Hancock Life Insurance Company (the "Hancock JV"), which is consolidated by the sponsor; and

  •
  Under a separate Contribution Agreement by and among the sponsor, Enviva MLP Holdco, LLC, Acquisition I, the Predecessor and the Partnership, the parties executed the following transactions:

  •
  The Predecessor distributed cash and cash equivalents of $1.7 million and accounts receivable of $2.4 million to the sponsor;

  •
  The sponsor contributed to the Partnership 100% of the outstanding limited liability company interest in Acquisition II, the former owner of Cottondale (formerly Green Circle), which owns the Cottondale plant; and

  •
  The sponsor contributed 100% of the outstanding interests in each of the Predecessor and Enviva GP, LLC to the Partnership.

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

        On December 11, 2015, under the terms of a Contribution Agreement by and among the Partnership and the Hancock JV, the Hancock JV contributed to Enviva, LP, all of the issued and outstanding limited liability interests in Southampton for total consideration of $131.0 million. The acquisition (the "Southampton Drop-Down") included the Southampton Plant, a ten-year 500,000 metric tons per year ("MTPY") take-or-pay off-take contract and a matching ten-year shipping contract. The Partnership accounted for the Southampton Drop-Down as a combination of entities under common control at historical cost in a manner similar to a pooling of interests. Accordingly, the unaudited condensed consolidated financial statements for the periods prior to the Southampton Drop-Down were retrospectively recast to reflect the acquisition as if it had occurred on April 9, 2015, the date Southampton was originally conveyed to the Hancock JV.

        The accompanying unaudited interim condensed consolidated financial statements ("interim statements") of the Partnership include the accounts of the Predecessor and its subsidiaries and were prepared using the Predecessor's historical basis. Prior to the IPO, certain of the assets and liabilities of the Predecessor were transferred to the Partnership within the sponsor's consolidated group in a transaction under common control and, as such, the unaudited condensed consolidated historical financial statements of the Predecessor are presented as the Partnership's historical financial statements as the Partnership believes they provide a representation of management's ability to execute and manage the Partnership's business plan. As entities under common control, the contributed assets were recorded on the balance sheet at the Predecessor's historical basis rather than fair value. The financial statements were prepared using the Predecessor's historical basis in the assets and liabilities, and

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(Unaudited)

(1) Description of Business and Basis of Presentation (Continued)

include all revenues, costs, assets and liabilities attributed to the Predecessor. The financial statements for periods prior to the Reorganization reflect the contribution of the sponsor's interests in the Predecessor and Enviva GP, LLC as if the contributions occurred at the beginning of the periods presented and the contribution of the sponsor's interests in Acquisition II as if the contribution occurred on January 5, 2015, the date Green Circle was acquired by the sponsor.

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

        During interim periods, the Partnership follows the accounting policies disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2015.

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

        The accounting policies are set forth in the Notes to Consolidated Financial Statements in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2015. Other than the

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(Unaudited)

(1) Description of Business and Basis of Presentation (Continued)

adoption of ASU No. 2015-03, there have been no significant changes to these policies during the six months ended June 30, 2016.

Recent and Pending Accounting Pronouncements

        In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation. The new standard identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The Partnership does not expect the adoption of the new standard to have a material effect on the accounting for the Partnership's equity awards.

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

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The new standard provides new guidance on the recognition of revenue and states that an entity should recognize revenue when control of the goods or services transfers to the customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The new standard also requires significantly expanded disclosure regarding qualitative and quantitative information about the nature, timing and uncertainty of revenue and cash flow arising from contracts with customers. On July 9, 2015, the FASB approved a one-year delay in the effective date of ASU No. 2014-09. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers—Principal versus Agent Considerations. The new standard clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(Unaudited)

(1) Description of Business and Basis of Presentation (Continued)

Customers—Identifying Performance Obligations and Licensing. The new standard clarifies the guidance for identifying performance obligations. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606), which provides narrow scope improvements and practical expedients related to ASU No. 2014-09. The improvements address completed contracts and contract modifications at transition, noncash consideration, the presentation of sales taxes and other taxes collected from customers, and assessment of collectability when determining whether a transaction represents a valid contract. ASU No. 2014-09 permits the application retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASUs at the date of initial application. The Partnership is in the process of evaluating the impact of adoption on its consolidated financial statements and has not determined which implementation method will be adopted.

(2) Transactions Between Entities Under Common Control

Recast of Historical Financial Statements

        The financial statements as of June 30, 2015 and for the three and six months ended June 30, 2015 have been recast to reflect the Southampton Drop-Down as if it had occurred on April 9, 2015, the date Southampton was originally conveyed to the Hancock JV.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(Unaudited)

(2) Transactions Between Entities Under Common Control (Continued)

        The following table presents the changes to previously reported amounts in the unaudited condensed consolidated balance sheet as of June 30, 2015 included in the Partnership's quarterly report on Form 10-Q for the quarter ended June 30, 2015:

	As of June 30, 2015
	As Reported	Southampton Drop-Down	Total (Recast)
Cash and cash equivalents	$76,668	$3,723	$80,391
Accounts receivable, net	37,650	126	37,776
Related party receivables	998	(293)	705
Inventories	22,552	4,356	26,908
Prepaid expenses and other current assets	3,340	158	3,498

Total current assets	141,208	8,070	149,278
Property, plant and equipment, net of accumulated depreciation	323,590	90,517	414,107
Other long-term assets	96,238	—	96,238

Total assets	$561,036	$98,587	$659,623

Accounts payable and accrued liabilities	$20,008	$3,168	$23,176
Related party payables	5,063	(1,389)	3,674
Total long-term debt	177,512	1,053	178,565
Other liabilities	3,586	70	3,656

Total liabilities	206,169	2,902	209,071
Partners' capital	354,867	95,685	450,552

Total liabilities and partners' capital	$561,036	$98,587	$659,623

        The following table presents the changes to previously reported amounts in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2015 included in the Partnership's quarterly report on Form 10-Q for the quarter ended June 30, 2015:

	Three Months Ended June 30, 2015
	As Reported	Southampton Drop-Down	Total (Recast)
Net revenue	$109,659	$—	$109,659
Total cost of goods sold	96,254	(1,854)	94,400
Gross margin	13,405	1,854	15,259
Net income	1,026	1,839	2,865
Less net loss attributable to noncontrolling partners' interests	8	—	8
Net loss attributable to Predecessor	(4,651)	—	(4,651)
Net income attributable to general partner	—	1,839	1,839
Net income attributable to limited partners	5,685	—	5,685

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(Unaudited)

(2) Transactions Between Entities Under Common Control (Continued)

	Six Months Ended June 30, 2015
	As Reported	Southampton Drop-Down	Total (Recast)
Net revenue	$223,973	$—	$223,973
Total cost of goods sold	198,913	(1,854)	197,059
Gross margin	25,060	1,854	26,914
Net income	3,537	1,839	5,376
Less net loss attributable to noncontrolling partners' interests	16	—	16
Net loss attributable to Predecessor	(2,132)	—	(2,132)
Net income attributable to general partner	—	1,839	1,839
Net income attributable to limited partners	5,685	—	5,685

        The following table presents the changes to previously reported amounts in the unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2015 included in the Partnership's quarterly report on Form 10-Q for the quarter ended June 30, 2015:

	Six Months Ended June 30, 2015
	As Reported	Southampton Drop-Down	Total (Recast)
Net cash provided by operating activities	$32,248	$1,689	$33,937
Net cash used in investing activities	(5,921)	(93)	(6,014)
Net cash provided by financing activities	49,749	2,127	51,876

Net increase in cash and cash equivalents	$76,076	$3,723	$79,799

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

(4) Significant Risks and Uncertainties Including Business and Credit Concentrations

        The Partnership's business is significantly impacted by greenhouse gas emission and renewable energy legislation and regulations in the European Union (the "E.U.") as well as its member states. If

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(Unaudited)

(4) Significant Risks and Uncertainties Including Business and Credit Concentrations (Continued)

the E.U. or its member states significantly modify such legislation or regulations, then the Partnership's ability to enter into new contracts as the current contracts expire may be materially affected.

        The Partnership's primary industrial customers are located in the United Kingdom and Belgium. Two customers accounted for 93% of the Partnership's product sales during the three months ended June 30, 2016 and 92% during the six months ended June 30, 2016. Three customers accounted for 92% of the Partnership's product sales during the three months ended June 30, 2015 and 97% during the six months ended June 30, 2015. The following table shows product sales to third-party customers that accounted for 10% or a greater share of consolidated product sales for:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015 (Recast)	2016	2015 (Recast)
Customer A	72%	51%	74%	51%
Customer B	21%	22%	18%	17%
Customer C	—%	19%	—%	29%

        The Partnership's cash and cash equivalents are placed in or with various financial institutions. The Partnership has not experienced any losses on such accounts and does not believe it has any significant risk in this area.

(5) Property, Plant and Equipment

        Property, plant and equipment consisted of the following at:

	June 30, 2016	December 31, 2015
Land	$13,564	$13,564
Land improvements	36,453	36,431
Buildings	77,649	77,581
Machinery and equipment	340,754	338,592
Vehicles	514	515
Furniture and office equipment	2,319	2,142

	471,253	468,825
Less accumulated depreciation	(77,372)	(64,738)

	393,881	404,087
Construction in progress	4,258	1,495

Total property, plant and equipment, net	$398,139	$405,582

        Total depreciation expense was $6.7 million and $12.8 million for the three and six months ended June 30, 2016, respectively, and $6.2 million and $12.2 million for the three and six months ended June 30, 2015, respectively.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(Unaudited)

(6) Inventories

        Inventories consisted of the following at:

	June 30, 2016	December 31, 2015
Raw materials and work-in-process	$8,549	$5,632
Consumable tooling	10,494	9,932
Finished goods	2,219	8,681

Total inventories	$21,262	$24,245

(7) Fair Value Measurements

        The amounts reported in the unaudited condensed consolidated balance sheets as cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, related party payables and accrued and other current liabilities approximate fair value because of the short-term nature of these instruments.

        Long-term and short-term debt are classified as Level 2 instruments due to the usage of market prices not quoted on active markets and other observable market data. The carrying amount of the Level 2 instruments approximates fair value as of June 30, 2016 and December 31, 2015 due primarily to the variable interest rate feature of the debt.

(8) Goodwill and Other Intangible Assets

Intangible Assets

        Intangible assets consisted of the following at:

		June 30, 2016			December 31, 2015
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Favorable customer contracts	3 years	$8,700	$(6,786)	$1,914	$8,700	$(5,698)	$3,002
Wood pellet contract	6 years	1,750	(1,499)	251	1,750	(1,353)	397

Total intangible assets		$10,450	$(8,285)	$2,165	$10,450	$(7,051)	$3,399

        Intangible assets include favorable customer contracts associated with the acquisition of Green Circle in January 2015. The Partnership also recorded payments made to acquire a six-year wood pellet contract with a European utility in 2010 as an intangible asset. These costs are recoverable through the future revenue streams generated from the customer contracts and are closely related to the revenue from the customer contracts. The Partnership amortizes the customer contract intangible assets as deliveries are completed during the respective contract terms. During the three and six months ended June 30, 2016, amortization of $0.4 million and $1.2 million, respectively, was included in cost of goods sold in the accompanying unaudited condensed consolidated statements of income. During the three

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(Unaudited)

(8) Goodwill and Other Intangible Assets (Continued)

and six months ended June 30, 2015, these amortization amounts were $2.1 million and $4.3 million, respectively.

        The estimated aggregate maturities of amortization expense for the next five years are as follows:

July 1, 2016 through December 31, 2016	$307
Year ending December 31, 2017	1,516
Year ending December 31, 2018	342
Year ending December 31, 2019	—
Year ending December 31, 2020	—
Thereafter	—

Total	$2,165

(9) Deferred Revenue and Deposits

        Deferred revenue and deposits at June 30, 2016 primarily consists of an $8.7 million payment received from a customer for a shipment of wood pellets.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(Unaudited)

(10) Long-Term Debt and Capital Lease Obligations

        Long-term debt, including related party long-term debt, at carrying value which approximates fair value, and capital lease obligations is composed of the following:

	June 30, 2016	December 31, 2015
Senior Secured Credit Facilities, Tranche A-1 Advances, net of unamortized discount and debt issuance costs of $3.1 million as of June 30, 2016 and $3.6 million as of December 31, 2015, 5.10% at June 30, 2016	$93,866	$94,444
Senior Secured Credit Facilities, Tranche A-2 Advances, net of unamortized discount and debt issuance costs of $2.2 million as of June 30, 2016 and $2.5 million as of December 31, 2015, 5.25% at June 30, 2016	71,832	71,913
Senior Secured Credit Facilities, Tranche A-3 Advances, net of unamortized discount and debt issuance costs of $0.6 million as of June 30, 2016 and December 31, 2015, 5.10% at June 30, 2016.	9,276	9,300
Senior Secured Credit Facilities, Tranche A-4 Advances, net of unamortized discount and debt issuance costs of $0.8 million as of June 30, 2016 and $0.9 million as of December 31, 2015, 5.25% at June 30, 2016.	25,510	25,538
Other loans	5,950	6,107
Capital leases	305	329

Total long-term debt and capital lease obligations	206,739	207,631
Less current portion of long-term debt and capital lease obligations	(6,836)	(6,673)

Long-term debt and capital lease obligations, excluding current installments	$199,903	$200,958

Senior Secured Credit Facilities

        On April 9, 2015, the Partnership entered into a Credit Agreement (the "Credit Agreement") providing for $199.5 million aggregate principal amount of senior secured credit facilities (the "Original Credit Facilities"). The Original Credit Facilities consist of (i) $99.5 million aggregate principal amount of Tranche A-1 advances, (ii) $75.0 million aggregate principal amount of Tranche A-2 advances and (iii) revolving credit commitments in an aggregate principal amount at any time outstanding, taken together with the face amount of letters of credit, not in excess of $25.0 million. The Partnership is also able to request loans under incremental facilities under the Credit Agreement on the terms and conditions and in the maximum aggregate principal amounts set forth therein, provided that lenders provide commitments to make loans under such incremental facilities.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(Unaudited)

(10) Long-Term Debt and Capital Lease Obligations (Continued)

        On December 11, 2015, the Partnership entered into the First Incremental Term Loan Assumption Agreement (the "Assumption Agreement") providing for $36.5 million of incremental borrowings (the "Incremental Term Advances" and, together with the Original Credit Facilities, the "Senior Secured Credit Facilities") under the Credit Agreement. The Incremental Term Advances consist of (i) $10.0 million aggregate principal amount of Tranche A-3 advances and (ii) $26.5 million aggregate principal amount of Tranche A-4 advances. Enviva FiberCo, LLC, an affiliate and a wholly owned subsidiary of the Partnership's sponsor ("Enviva FiberCo"), became a lender pursuant to the Credit Agreement with a purchase of $15.0 million aggregate principal amount of the Tranche A-4 advances, net of a 1.0% lender fee. On June 30, 2016, Enviva FiberCo assigned all of its rights and obligations in its capacity as a lender to a third party. During the three and six months ended June 30, 2016, the Partnership recorded $0.2 million and $0.4 million, respectively, as interest expense related to this indebtedness.

        The Senior Secured Credit Facilities mature in April 2020. Borrowings under the Senior Secured Credit Facilities bear interest, at the Partnership's option, at either a base rate plus an applicable margin or at a Eurodollar rate (with a 1.00% floor for term loan borrowings) plus an applicable margin. Principal and interest are payable quarterly.

        The Partnership had $4.0 million of letters of credit under the revolving credit commitments as of June 30, 2016 and $5.0 million as of December 31, 2015. The letters of credit were issued in connection with contracts between the Partnership and third parties, in the ordinary course of business.

        As of June 30, 2016, the Partnership was in compliance with all covenants and restrictions associated with, and no events of default existed under, the Credit Agreement. The obligations under the Credit Agreement are guaranteed by certain of the Partnership's subsidiaries and secured by liens on substantially all of its assets.

Related Party Notes Payable

        In connection with the January 5, 2015 acquisition of Green Circle, the sponsor made a term advance of $36.7 million to Green Circle under a revolving note. Cottondale repaid $4.8 million of the outstanding principal on this revolving note in March 2015. The revolving note accrued interest at an annual rate of 4.0%. In connection with the acquisition of Green Circle, the sponsor also advanced its wholly owned subsidiary, Acquisition II, $50.0 million under a note payable accruing interest at an annual rate of 4.0%. During the three and six months ended June 30, 2015, the Company incurred $0.3 million and $1.1 million, respectively, of related party interest expense associated with the related party notes payable.

        In connection with the closing of the IPO on May 4, 2015, the related party notes payable outstanding principal of $81.9 million and related accrued interest of $1.1 million were repaid by the Partnership to the sponsor.

        On January 22, 2016, a non-controlling interest holder in Enviva Pellets Wiggins, LLC ("Enviva Pellets Wiggins"), which is a joint venture controlled and consolidated by the Partnership, became the holder of the $3.3 million Enviva Pellets Wiggins construction loan and working capital line, due

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(Unaudited)

(10) Long-Term Debt and Capital Lease Obligations (Continued)

October 18, 2016. There were no changes to the terms of the loans. Related party interest expense associated with the related party notes payable was insignificant during the three and six months ended June 30, 2016.

(11) Related Party Transactions

Management Services Agreement

        On April 9, 2015, the Partnership, the general partner, the Predecessor, Enviva GP, LLC and certain subsidiaries of the Predecessor (collectively, the "Service Recipients") entered into a five-year Management Services Agreement (the "MSA") with Enviva Management Company, LLC (the "Provider"), a wholly owned subsidiary of Enviva Holdings, LP, pursuant to which the Provider provides the Service Recipients with operations, general administrative, management and other services (the "Services"). Under the terms of the MSA, the Service Recipients are required to reimburse the Provider the amount of all direct or indirect, internal or third-party expenses incurred by the Provider in connection with its provision of the Services, including without limitation: (i) the portion of the salary and benefits of the employees engaged in providing the Services reasonably allocable to the Service Recipients; (ii) the charges and expenses of any third party retained to provide any portion of the Services; (iii) office rent and expenses and other overhead costs incurred in connection with, or reasonably allocable to, providing the Services; (iv) amounts related to the payment of taxes related to the business of the Service Recipients; and (v) costs and expenses incurred in connection with the formation, capitalization, business or other activities of the Provider pursuant to the MSA.

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

        During the three and six months ended June 30, 2016, the Partnership incurred $12.7 million and $23.3 million, respectively, related to the MSA. Of this amount, during the three and six months ended June 30, 2016, $9.7 million and $17.7 million, respectively, is included in cost of goods sold and $2.7 million and $5.3 million, respectively, is included in general and administrative expenses on the unaudited condensed consolidated statement of income. At June 30, 2016, $0.3 million incurred under the MSA is included in finished goods inventory. During the three and six months ended June 30, 2015, the Partnership incurred $3.3 million related to the MSA and is included in general and administrative expenses on the unaudited condensed consolidated statement of income.

        As of June 30, 2016, the Partnership had $6.3 million included in related party payables primarily related to the MSA. As of December 31, 2015, the Partnership had $11.0 million in related party payables which included $6.0 million primarily related to the MSA and $5.0 million due to the sponsor in connection with the Southampton Drop-Down.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(Unaudited)

(11) Related Party Transactions (Continued)

Prior Management Services Agreement

        On November 9, 2012, the Predecessor entered into a six-year management services agreement (the "Prior MSA") with Enviva Holdings, LP (the "Prior Provider") to provide the Predecessor with general administrative and management services and other similar services (the "Prior Services"). Under the Prior MSA, the Predecessor incurred the following costs:

  •
  A maximum annual fee in the amount of $7.2 million could be charged by the Prior Provider. Under the Prior MSA, during the three and six months ended June 30, 2015, the Predecessor incurred $0 and $2.2 million, respectively, for the annual fee to the Prior Provider. These amounts are included in general and administrative expenses on the unaudited condensed consolidated statement of income.

  •
  The Predecessor reimbursed the Prior Provider for all direct or indirect costs and expenses (collectively, "Reimbursable Expenses") incurred by the Prior Provider in connection with the Prior Services. During the three and six months ended June 30, 2015, the Predecessor incurred $0 and $0.8 million, respectively, of Reimbursable Expenses payable to the Prior Provider of which $0.8 million is included in general and administrative expenses and an insignificant amount is included in cost of goods sold.

        During the three and six months ended June 30, 2015, the Predecessor capitalized $0 and $0.9 million, respectively, of deferred issuance costs that were paid by the Prior Provider. These costs, which consist of direct incremental legal and professional accounting fees related to the IPO, were recognized as an offset against the proceeds of the IPO.

        During the three and six months ended June 30, 2015, the Predecessor recorded $0 and $0.5 million, respectively, of general and administrative expenses that were incurred by the Prior Provider and recorded as a capital contribution. The Prior MSA automatically terminated on April 9, 2015.

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

        On December 11, 2015, the Hancock JV contributed to Enviva, LP, all of the issued and outstanding limited liability interests in Southampton for total consideration of $131.0 million (see Note 1, Description of Business and Basis of Presentation).

Related Party Indebtedness and Notes Payable

        Related party indebtedness and notes payable have been included in Note 10, Long-Term Debt and Capital Lease Obligations.

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

        As of June 30, 2016, the only periods subject to examination for federal and state income tax returns are 2012 through 2015. The Partnership believes its income tax filing positions, including its status as a pass-through entity, would be sustained on audit and does not anticipate any adjustments that would result in a material change to its consolidated balance sheet. Therefore, no reserves for uncertain tax positions, nor interest and penalties, have been recorded. For the three and six months ended June 30, 2016 and 2015, no provision for federal or state income taxes has been recorded in the consolidated financial statements.

        The Partnership's consolidated statement of income for the three and six months ended June 30, 2015 includes income tax expense of $2.7 million related to the activities of the Cottondale plant from the date of acquisition on January 5, 2015 through April 8, 2015. This amount was recorded as a capital contribution. During this period, Green Circle was a corporate subsidiary of Acquisition II. Prior to the contribution of Acquisition II to the Partnership on April 9, 2015, the financial results of Acquisition II and Green Circle were included in the consolidated federal income tax return of the tax paying entity, Acquisition I.

(13) Partners' Capital

Allocations of Net Income

        The Partnership's First Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") contains provisions for the allocation of net income and loss to the unitholders of the Partnership and the general partner. For purposes of maintaining partner capital accounts, the Partnership Agreement specifies that items of income and loss shall be allocated among the partners of the Partnership in accordance with their respective percentage ownership interest. Normal allocations according to percentage interests are made after giving effect, if any, to priority income allocations in an amount equal to incentive cash distributions allocated 100% to the general partner.

Incentive Distribution Rights

        Incentive distribution rights ("IDRs") represent the right to receive increasing percentages (ranging from 15.0% to 50.0%) of quarterly distributions from operating surplus after distributions in amounts exceeding specified target distribution levels have been achieved. The general partner currently holds the IDRs, but may transfer these rights at any time.

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

(Unaudited)

(13) Partners' Capital (Continued)

Cash Distributions to Unitholders

        Distributions that have been paid or declared related to the reporting period are considered in the determination of earnings per unit. The following table details the cash distribution paid or declared (in millions, except per unit amounts):

Quarter Ended	Declaration Date	Record Date	Payment Date	Distribution Per Unit	Total Payment to Limited Partners	Total Payment to General Partner for Incentive Distribution Rights
June 30, 2015	July 29, 2015	August 14, 2015	August 31, 2015	$0.2630	$6.3	$—
September 30, 2015	October 28, 2015	November 17, 2015	November 27, 2015	$0.4400	$10.5	$—
December 31, 2015	February 3, 2016	February 17, 2016	February 29, 2016	$0.4600	$11.4	$—
March 31, 2016	May 4, 2016	May 16, 2016	May 27, 2016	$0.5100	$12.6	$0.2
June 30, 2016	August 3, 2016	August 15, 2016	August 29, 2016	$0.5250	$13.0	$0.3

        The following provides a reconciliation of net income and the assumed allocation of net income under the two-class method for purposes of computing net income per unit for the three and six months ended June 30, 2016:

	Three Months Ended June 30, 2016
	Common Units	Subordinated Units	General Partner	Total
	(in thousands, except per unit amounts)
Distributions declared	$6,756	$6,250	$257	$13,263
Earnings less than distributions	(630)	(580)	—	(1,210)

Net income attributable to partners	$6,126	$5,670	$257	$12,053

Weighted average units outstanding—basic	12,862	11,905
Weighted average units outstanding—diluted	13,445	11,905
Net income per limited partner unit—basic	$0.48	$0.48
Net income per limited partner unit—diluted	$0.47	$0.47

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(Unaudited)

(13) Partners' Capital (Continued)

	Six Months Ended June 30, 2016
	Common Units	Subordinated Units	General Partner	Total
	(in thousands, except per unit amounts)
Distributions declared	$13,310	$12,322	$413	$26,045
Earnings less than distributions	(3,376)	(3,122)	—	(6,498)

Net income attributable to partners	$9,934	$9,200	$413	$19,547

Weighted average units outstanding—basic	12,857	11,905
Weighted average units outstanding—diluted	13,391	11,905
Net income per limited partner unit—basic	$0.77	$0.77
Net income per limited partner unit—diluted	$0.76	$0.76

        No distributions were declared or paid related to IDRs for the three and six months ended June 30, 2015.

(14) Equity-Based Awards

        The following table summarizes information regarding phantom unit awards under the Enviva Partners, LP Long-Term Incentive Plan ("LTIP") to employees of the Provider who provide the Services to the Partnership (the "Affiliate Grants"):

	Phantom Units		Performance Based Phantom Units		Total Affiliate Grant Phantom Units
	Units	Weighted Average Grant Date Fair Value (per unit)(1)	Units	Weighted Average Grant Date Fair Value (per unit)(1)	Units	Weighted Average Grant Date Fair Value (per unit)(1)
Nonvested December 31, 2015	188,121	$20.58	81,803	$20.36	269,924	$20.51
Granted	207,404	$18.32	100,171	$18.35	307,575	$18.33
Forfeitures	(26,351)	$19.94	(8,507)	$19.59	(34,858)	$19.86
Vested	—	$—	—	$—	—	$—

Nonvested June 30, 2016	369,174	$19.36	173,467	$19.24	542,641	$19.32

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

(In thousands, except per unit amounts and unless otherwise noted)

(Unaudited)

(14) Equity-Based Awards (Continued)

        The following table summarizes information regarding phantom unit awards under the LTIP to certain non-employee directors of the general partner (the "Director Grants"):

	Phantom Units		Performance Based Phantom Units		Total Director Grant Phantom Units
	Units	Weighted Average Grant Date Fair Value (per unit)(1)	Units	Weighted Average Grant Date Fair Value (per unit)(1)	Units	Weighted Average Grant Date Fair Value (per unit)(1)
Nonvested December 31, 2015	14,112	$21.26	—	$—	14,112	$21.26
Granted	17,724	$22.57	—	$—	17,724	$22.57
Forfeitures	—	$—	—	$—	—	$—
Vested	(14,112)	$21.26	—	$—	(14,112)	$21.26

Nonvested June 30, 2016	17,724	$22.57	—	$—	17,724	$22.57

(1)
Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.

        On May 4, 2016, the Director Grants that were nonvested at March 31, 2016 vested and common units were issued. Director Grant phantom units valued at $0.4 million were granted May 4, 2016 and vest on the first anniversary of the grant date, May 4, 2017.

        The distribution equivalent rights ("DERs") associated with the Director Grants and the Affiliate Grants entitle the recipients to receive payments equal to any distributions made by the Partnership to the holders of common units. The DERs associated with the Director Grants and the time-based Affiliate Grants will be paid within 60 days following the record date for such distributions. The DERs associated with the performance-based Affiliate Grants will remain outstanding and unpaid from the grant date until the earlier of the settlement or forfeiture of the related phantom units. Distributions paid related to DERs for the three and six months ended June 30, 2016 were paid by an affiliate and were $0.2 million and $0.4 million, respectively. At June 30, 2016, $0.2 million of DERs is included in related party payables. No distributions were paid related to DERs for the three and six months ended June 30, 2015.

(15) Net Income per Limited Partner Unit

        Net income per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners' interest in net income, after deducting any incentive distributions, by the weighted-average number of outstanding common and subordinated units. Pursuant the Partnership Agreement, the Partnership's net income is allocated to the limited partners in accordance with their respective ownership percentages, after giving effect to priority income allocations for incentive distributions, which are declared and paid following the close of each quarter to the holders of the IDRs. Earnings per unit is only calculated for the Partnership for the periods following the IPO as no units were outstanding prior to the IPO on May 4, 2015. Earnings in excess of distributions are allocated to the limited partners based on their respective ownership interests.

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

        In addition to the common and subordinated units, the Partnership has also identified the IDRs and phantom units as participating securities and uses the two-class method when calculating the net income per unit applicable to limited partners, which is based on the weighted-average number of common units outstanding during the period. Diluted net income per unit includes the effects of potentially dilutive time-based and performance-based phantom units on the Partnership's common units. Basic and diluted earnings per unit applicable to subordinated limited partners are the same because there are no potentially dilutive subordinated units outstanding.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Enviva Partners, LP and its subsidiaries ("we," "us," "our," or "the Partnership") is a Delaware limited partnership formed on November 12, 2013. We conduct our operations through our wholly owned subsidiary Enviva, LP. Our sponsor is Enviva Holdings, LP and our general partner is Enviva Partners GP, LLC (our "general partner"), a wholly owned subsidiary of Enviva Holdings, LP. References to the "Predecessor" refer to Enviva, LP and its subsidiaries other than Enviva Pellets Cottondale, LLC ("Cottondale"). We completed our initial public offering (the "IPO") on May 4, 2015.

        The following discussion and analysis should be read in conjunction with Management's Discussion and Analysis in Part II—Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015 (the "2015 Form 10-K"), as filed with the U.S. Securities and Exchange Commission. Our 2015 Form 10-K contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates and contractual obligations. You should also read the following discussion and analysis together with the risk factors set forth in the 2015 Form 10-K and the factors described under "Cautionary Statement Regarding Forward-Looking Information" and in Part II—Item 1.A in this Quarterly Report on Form 10-Q.

Basis of Presentation

        The following discussion of our historical performance and financial condition is derived from our audited consolidated financial statements and from our Predecessor's unaudited condensed consolidated financial statements. On April 9, 2015, our sponsor contributed some but not all of our Predecessor's assets and liabilities to us. Specifically, our sponsor's interest in Enviva Pellets Southampton, LLC ("Southampton") was excluded from the April 9, 2015 contribution as it was conveyed to the Hancock JV (as defined below), a consolidated entity of the sponsor, on April 9, 2015. Our sponsor contributed its interest in Cottondale, which owns a 700,000 metric ton per year ("MTPY") wood pellet production plant in Cottondale, Florida (the "Cottondale plant"), to us on April 9, 2015.

        On December 11, 2015, a joint venture between the sponsor and Hancock Natural Resource Group, Inc. and certain other affiliates of John Hancock Life Insurance Company (the "Hancock JV") contributed to Enviva, LP, all of the issued and outstanding limited liability interests in Southampton for total consideration of $131.0 million under the terms of a Contribution Agreement by and among the Partnership and the Hancock JV.

        The unaudited condensed consolidated financial statements for periods prior to the IPO are the results of our Predecessor and its subsidiaries and include all revenues, costs, assets and liabilities attributed to our Predecessor after the elimination of all intercompany accounts and transactions. The unaudited condensed consolidated financial statements for the periods after the IPO pertain to our operations. Our unaudited condensed consolidated financial statements for periods prior to April 9, 2015 reflect the contribution of our sponsor's interest in our Predecessor and Enviva GP, LLC as if the contributions occurred at the beginning of the periods presented, the contribution of Enviva Cottondale Acquisition II, LLC ("Acquisition II") as if the contribution occurred on January 5, 2015, which is the date on which our sponsor acquired Green Circle Bio Energy, Inc. ("Green Circle"), which owned the Cottondale plant, and the contribution of Southampton as if the contribution occurred on April 9, 2015, the date Southampton was originally conveyed to the Hancock JV.

Business Overview

        We are the world's largest supplier by production capacity of utility-grade wood pellets to major power generators. We own and operate six wood pellet production plants in the Southeastern U.S. that have a combined wood pellet production capacity of 2.3 million MTPY. We also own a dry-bulk, deep-water marine terminal at the Port of Chesapeake. All of our facilities are located in geographic regions with low input costs and favorable transportation logistics. Owning these cost advantaged, fully-contracted assets in a rapidly expanding industry provides us with a platform to generate stable and growing cash flows that should enable us to increase our per-unit cash distributions over time, which is our primary business objective. For a more complete description of our business, please read Part I, Item 1. "Business" in our 2015 Form 10-K.

        Our sales strategy is to fully contract the production capacity of the Partnership. In January 2016, we entered into a contract with the Hancock JV (the "EVA-MGT Contract") to supply 375,000 MTPY of wood pellets to MGT Power's Teesside Renewable Energy Plant (the "Tees REP"), which is currently under development. The EVA-MGT Contract is contingent on the Tees REP reaching financial close. For more information on the EVA-MGT Contract, please read Part I, Item 1. "Business—Customers" in our 2015 Form 10-K.

        In May 2016, we entered into an off-take contract to supply wood pellets to Lynemouth Power Limited ("Lynemouth Power"). Lynemouth Power plans to convert its coal-fired power station in the United Kingdom to consume wood pellets instead of coal. Deliveries under this contract are expected to commence in the third quarter of 2017, ramp to full supply of 800,000 MTPY in 2018, and continue through the first quarter of 2027. The contract volumes are denominated in U.S. Dollars, except 160,000 MTPY denominated in British Pound Sterling.

        In December 2015, we entered into an off-take contract to supply 450,000 MTPY of wood pellets to an affiliate of German Pellets GmbH that intended to use our product at the Langerlo power station in Genk, Belgium following the power station's planned conversion from coal to biomass (the "Langerlo Contract"). As previously disclosed in our Current Report on Form 8-K filed on June 8, 2016, subsidiaries of Graanul Invest group ("Graanul") recently announced that they had purchased the shares of Langerlo NV, which owns the Langerlo power station, from our counterparty to the Langerlo Contract. As a result of this sale, we believe it is unlikely that our counterparty will take deliveries of wood pellets, or otherwise perform its obligations, under the Langerlo Contract. Although we intend to preserve all of our rights against our counterparty, the Langerlo Contract has been excluded from any descriptions of our off-take portfolio in this Quarterly Report on Form 10-Q and will be excluded from descriptions of our off-take portfolio in future filings with the SEC and other investor materials unless and until our expectations regarding our counterparty's performance thereunder change. For more information on the Langerlo Contract, please read Part I, Item 1. "Business—Customers" in our 2015 Form 10-K.

        Excluding the EVA-MGT Contract, our off-take contracts provide for sales of 2.3 million metric tons ("MT") of wood pellets in 2016 and have a weighted-average remaining term of 8.0 years from July 1, 2016. We intend to continue expanding our business by taking advantage of the growing demand for our product that is driven by the conversion of coal-fired power generation and combined heat and power plants to co-fired or dedicated biomass-fired plants, principally in Northern Europe and, increasingly, in South Korea and Japan.

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

Adjusted EBITDA

        We view adjusted EBITDA as an important indicator of performance. We define adjusted EBITDA as net income or loss excluding depreciation and amortization, interest expense, taxes, early retirement of debt obligations, non-cash unit compensation expense, asset impairments and disposals and certain items of income or loss that we characterize as unrepresentative of our ongoing operations. Adjusted EBITDA is a supplemental measure used by our management and other users of our financial statements, such as investors, commercial banks and research analysts, to assess the financial performance of our assets without regard to financing methods or capital structure.

Distributable Cash Flow

        We define distributable cash flow as adjusted EBITDA less maintenance capital expenditures and interest expense net of amortization of debt issuance costs and original issue discount. We use distributable cash flow as a performance metric to compare cash generating performance of the Partnership from period to period and to compare the cash generating performance for specific periods to the cash distributions (if any) that are expected to be paid to our unitholders. We do not rely on distributable cash flow as a liquidity measure.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015 (Recast)	2016	2015 (Recast)
	(in thousands, except per metric ton)
Reconciliation of gross margin to adjusted gross margin per metric ton:
Metric tons sold	620	560	1,180	1,143
Gross margin	$19,612	$15,259	$35,367	$26,914
Depreciation and amortization	7,114	8,225	13,995	16,484

Adjusted gross margin	$26,726	$23,484	$49,362	$43,398

Adjusted gross margin per metric ton	$43.11	$41.94	$41.83	$37.97

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015 (Recast)	2016	2015 (Recast)
	(in thousands)
Reconciliation of distributable cash flow and adjusted EBITDA to net income:
Net income	$12,020	$2,865	$19,499	$5,376
Add:
Depreciation and amortization	7,120	8,237	14,013	16,507
Interest expense	3,340	3,087	6,730	5,805
Early retirement of debt obligation	—	4,699	—	4,699
Purchase accounting adjustment to inventory	—	—	—	697
Non-cash unit compensation expense	819	183	1,500	183
Income tax expense	—	—	—	2,667
Asset impairments and disposals	155	9	156	27
Acquisition transaction expenses	6	—	59	—

Adjusted EBITDA	23,460	19,080	41,957	35,961
Less:
Interest expense net of amortization of debt issuance costs and original issue discount	2,894	2,717	5,838	4,930
Maintenance capital expenditures	832	975	1,383	1,700

Distributable cash flow attributable to Enviva Partners, LP	19,734	15,388	34,736	29,331
Less: Distributable cash flow attributable to incentive distribution rights	257	—	413	—

Distributable cash flow attributable to Enviva Partners, LP limited partners	$19,477	$15,388	$34,323	$29,331

Factors Impacting Comparability of Our Financial Results

        Our future results of operations and cash flows may not be comparable to our historical consolidated results of operations and cash flows, principally for the following reasons:

        We entered into the Original Credit Facilities and repaid all amounts outstanding under the Prior Senior Secured Credit Facilities and subsequently incurred additional debt.    On April 9, 2015, we entered into the Credit Agreement (as defined below) providing for an aggregate $199.5 million Original Credit Facilities (as defined below) (comprised of $99.5 million of Tranche A-1 advances, $75.0 million of Tranche A-2 advances and $25.0 million of revolving credit commitments) of which $82.2 million was used to repay all amounts outstanding under the Prior Senior Secured Credit Facilities (as defined below). On December 11, 2015, we acquired Southampton from the Hancock JV. To finance a portion of the purchase price for Southampton, we entered into the Assumption Agreement (as defined below) on December 11, 2015, providing for $36.5 million of Incremental Term Advances (as defined below) under the Credit Agreement. As a result of these transactions, our unaudited condensed consolidated financial statements for periods following April 9, 2015 reflect the outstanding debt and interest expense under the Credit Agreement. Please read "—Senior Secured Credit Facilities" below.

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

How We Generate Revenue

Overview

        We primarily earn revenue by supplying wood pellets to our customers under off-take contracts, the majority of the commitments under which are long-term in nature. We refer to the structure of our contracts as "take-or-pay" because they include a firm obligation to take a fixed quantity of product at a stated price and provisions that ensure we will be compensated in the case of a customer's failure to accept all or a part of the contracted volumes or for termination by a customer. Each contract defines the annual volume of wood pellets that a customer is required to purchase and we are required to sell, the fixed price per metric ton for product satisfying a base net calorific value and other technical specifications. These prices are fixed for the entire term, subject to annual inflation-based adjustments and price escalators, as well as, in some instances, price adjustments for product specifications and changes in underlying costs. In addition to sales of our product under these long-term, take-or-pay contracts, we routinely sell volumes under shorter-term contracts which range in volume and tenor and, in some cases, may include only one specific shipment. Because each of our contracts is a bilaterally negotiated agreement, our revenue over the duration of these contracts does not generally follow spot market pricing trends. Our revenue from the sale of wood pellets is recognized when the goods are shipped, title passes, the sales price to the customer is fixed and collectability is reasonably assured.

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

        The majority of the wood pellets we supply to our customers are produced at our production plants. We also fulfill our contractual commitments and take advantage of dislocations in market supply and demand by purchasing from and selling to third-party market participants, including, in some cases, our customers. In these back-to-back transactions where title and risk of loss are immediately transferred to the ultimate purchaser, revenue is recorded net of costs paid to the third-party supplier. This revenue is included in "Other revenue."

        In some instances, a customer may request to cancel, defer or accelerate a shipment. Contractually, we will seek to optimize our position by selling or purchasing the subject shipment to or from another party, either within our contracted off-take portfolio or as an independent transaction on the spot market. In most instances, the original customer pays us a fee including reimbursement of any incremental costs, which is included in net revenue.

Contracted Backlog

        As of June 30, 2016, we had approximately $3.4 billion of product sales backlog for firm contracted product sales to major power generators. Backlog represents the revenue to be recognized under existing contracts assuming deliveries occur as specified in the contract.

        Excluding the EVA-MGT Contract and the Langerlo Contract, our expected future product sales revenue under our contracted backlog as of July 1, 2016 is as follows (in millions):

Period from July 1, 2016 to December 31, 2016	$214
Year ending December 31, 2017	383
Year ending December 31, 2018 and thereafter	2,808

Total product sales contracted backlog	$3,405

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

        Additionally, we amortize the purchase price of acquired customer contracts that were recorded as intangible assets as deliveries are made during the applicable contract term.

        Raw material, production and distribution costs associated with delivering our wood pellets to our ports and third-party wood pellet purchase costs are capitalized as a component of inventory. Fixed production overhead, including the related depreciation expense, is allocated to inventory based on actual wood pellet production. These costs are reflected in cost of goods sold when inventory is sold.

Distribution costs associated with shipping our wood pellets to our customers and amortization of acquired customer contracts are expensed as incurred.

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

Results of Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

	Three Months Ended June 30,
	2016	2015 (Recast)	Change
		(in thousands)
Product sales	$116,247	$107,195	$9,052
Other revenue	3,462	2,464	998

Net revenue	119,709	109,659	10,050
Cost of goods sold, excluding depreciation and amortization	92,983	86,175	6,808
Depreciation and amortization	7,114	8,225	(1,111)

Total cost of goods sold	100,097	94,400	5,697

Gross margin	19,612	15,259	4,353
General and administrative expenses	4,392	4,623	(231)

Income from operations	15,220	10,636	4,584
Interest expense	(3,039)	(2,791)	248
Related party interest expense	(301)	(296)	5
Early retirement of debt obligation	—	(4,699)	4,699
Other income	140	15	125

Net income	12,020	2,865	9,155

Less net loss attributable to noncontrolling partners' interests	33	8	25

Net income attributable to Enviva Partners, LP	$12,053	$2,873	$9,180

  Product sales

        Revenue related to product sales (either produced by us or procured from a third party) increased by $9.0 million from $107.2 million for the three months ended June 30, 2015 to $116.2 million for the three months ended June 30, 2016. The increase was a result of higher product sales volumes due primarily to the timing of shipments, partially offset by an increased number of shipments under FOB contracts during the three months ended June 30, 2016, which had the effect of reducing revenue related to product sales and cost of goods sold in comparison to the prior period as we are not responsible for shipping costs under FOB contracts.

  Other revenue

        Other revenue increased to $3.5 million for the three months ended June 30, 2016 from $2.5 million for the three months ended June 30, 2015 primarily due to shipments purchased from and sold to third-party market participants, including, in some cases, our customers. The volume and profitability of these transactions vary based on market dislocations in supply and demand and our capacity to optimize our contracted off-take portfolio. In transactions where title and risk of loss are immediately transferred to the ultimate purchaser, revenue is recorded net of costs paid to the third-party supplier.

  Cost of goods sold

        Cost of goods sold increased to $100.1 million for the three months ended June 30, 2016 from $94.4 million for the three months ended June 30, 2015. The $5.7 million increase was primarily attributable to higher sales volumes during the three months ended June 30, 2016, offset by lower shipping costs and lower amortization expense as acquired customer contracts reach the end of their respective contract terms.

  Gross margin

        We earned gross margin of $19.6 million and $15.3 million for the three months ended June 30, 2016 and 2015, respectively. The gross margin increase of $4.3 million was primarily attributable to the following:

  •
  We sold approximately 620,000 MT of wood pellets during the three months ended June 30, 2016 as compared to approximately 560,000 MT during the corresponding prior year quarter. The incremental volumes sold accounted for $2.3 million of the gross margin increase.

  •
  Shipments purchased from and sold to third-party market participants contributed to an increase of $1.0 million during the three months ended June 30, 2016. These transactions, included in other revenue, contributed $2.5 million to gross margin during the three months ended June 30, 2016 compared to $1.5 million during the three months ended June 30, 2015.

  •
  A decrease in depreciation and amortization expense during the three months ended June 30, 2016 increased gross margin by $1.1 million as compared to the three months ended June 30, 2015. The decrease is due to lower amortization expense as acquired customer contracts reach the end of their respective contract terms.

  Adjusted gross margin per metric ton

	Three Months Ended June 30,
	2016	2015 (Recast)	Change
	(in thousands, except per metric ton)
Reconciliation of gross margin to adjusted gross margin per metric ton:
Metric tons sold	620	560	60
Gross margin	$19,612	$15,259	$4,353
Depreciation and amortization	7,114	8,225	(1,111)

Adjusted gross margin	$26,726	$23,484	$3,242

Adjusted gross margin per metric ton	$43.11	$41.94	$1.17

        We earned an adjusted gross margin of $26.7 million, or $43.11 per MT, for the three months ended June 30, 2016 and an adjusted gross margin of $23.5 million, or $41.94 per MT, for the three months ended June 30, 2015. The factors impacting adjusted gross margin per metric ton are detailed above under the heading "Gross margin."

  General and administrative expenses

        General and administrative expenses were $4.4 million for the three months ended June 30, 2016 and $4.6 million for the three months ended June 30, 2015. For the three months ended June 30, 2016, general and administrative expenses included allocated expenses of $2.7 million that were incurred under the MSA, $0.9 million of direct expenses and $0.8 million of non-cash compensation expense associated with unit-based awards. General and administrative expenses for the three months ended June 30, 2015 included $3.3 million of charges under the MSA, $1.1 million of direct expenses and $0.2 million of non-cash compensation expense associated with unit-based awards. General and administrative expenses during the three months ended June 30, 2015 included costs associated with our transition from a private company to a publicly traded limited partnership.

  Interest expense

        We incurred $3.0 million of interest expense during the three months ended June 30, 2016 and $2.8 million during the three months ended June 30, 2015. Interest expense was primarily attributable to borrowings under our Senior Secured Credit Facilities (as defined below). Please read "—Senior Secured Credit Facilities" below.

  Related party interest expense

        We incurred $0.3 million of related party interest expense during the three months ended June 30, 2016 and 2015.

        On December 11, 2015, under our Senior Secured Credit Facilities, we obtained incremental borrowing advances in the amount of $36.5 million. Enviva FiberCo, LLC, an affiliate and a wholly owned subsidiary of our sponsor ("Enviva FiberCo"), became a lender with the purchase of $15.0 million aggregate principal amount of the incremental borrowing advances. On June 30, 2016, Enviva FiberCo assigned all of its rights and obligations in its capacity as a lender to a third party. During the three months ended June 30, 2016, we incurred $0.2 million of related party interest expense associated with this related party debt.

        In connection with the January 5, 2015 acquisition of Green Circle, the sponsor made a term advance of $36.7 million to Green Circle under a revolving note and advanced Acquisition II $50.0 million under a note payable. Cottondale repaid $4.8 million of the outstanding principal in

March 2015. As a result of the sponsor's contribution of Acquisition II, which owned Cottondale, to the Partnership on April 9, 2015, we recorded $81.9 million of outstanding principal and $0.9 million of accrued interest related to these notes. In connection with the closing of the IPO on May 4, 2015, we repaid the related party notes payable outstanding principal of $81.9 million and accrued interest of $1.1 million to the sponsor. We incurred $0.3 million of related party interest expense for the term advance and note payable during the three months ended June 30, 2015.

  Early retirement of debt obligation

        We incurred a $4.7 million charge during the three months ended June 30, 2015 for the write-off of debt issuance costs and original issue discount associated with the Prior Senior Secured Credit Facilities. The amounts, previously amortized over the term of the debt, were expensed on April 9, 2015 when we repaid all amounts outstanding under the Prior Senior Secured Credit Facilities.

  Adjusted EBITDA

	Three Months Ended June 30,
	2016	2015 (Recast)	Change
	(in thousands)
Reconciliation of adjusted EBITDA to net income:
Net income	$12,020	$2,865	$9,155
Add:
Depreciation and amortization	7,120	8,237	(1,117)
Interest expense	3,340	3,087	253
Early retirement of debt obligation	—	4,699	(4,699)
Non-cash unit compensation expense	819	183	636
Asset impairments and disposals	155	9	146
Acquisition transaction expenses	6	—	6

Adjusted EBITDA	$23,460	$19,080	$4,380

        We generated adjusted EBITDA of $23.5 million for the three months ended June 30, 2016 compared to $19.1 million for the three months ended June 30, 2015. The $4.4 million increase in adjusted EBITDA was attributable to the $3.2 million increase in adjusted gross margin discussed in further detail above. Also contributing to the increase in adjusted EBITDA was a $0.8 million decrease in general and administrative expenses, excluding non-cash unit compensation expense, discussed above under the heading "General and administrative expenses."

  Distributable Cash Flow

        The following is a reconciliation of adjusted EBITDA to distributable cash flow:

	Three Months Ended June 30,
	2016	2015 (Recast)	Change
	(in thousands)
Adjusted EBITDA	$23,460	$19,080	$4,380
Less:
Interest expense net of amortization of debt issuance costs and original issue discount	2,894	2,717	177
Maintenance capital expenditures	832	975	(143)

Distributable cash flow attributable to Enviva Partners, LP	19,734	15,388	4,346
Less: Distributable cash flow attributable to incentive distribution rights	257	—	257

Distributable cash flow attributable to Enviva Partners, LP limited partners	$19,477	$15,388	$4,089

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

	Six Months Ended June 30,
	2016	2015 (Recast)	Change
		(in thousands)
Product sales	$219,692	$220,776	$(1,084)
Other revenue	7,269	3,197	4,072

Net revenue	226,961	223,973	2,988
Cost of goods sold, excluding depreciation and amortization	177,599	180,575	(2,976)
Depreciation and amortization	13,995	16,484	(2,489)

Total cost of goods sold	191,594	197,059	(5,465)

Gross margin	35,367	26,914	8,453
General and administrative expenses	9,409	8,393	1,016

Income from operations	25,958	18,521	7,437
Interest expense	(6,220)	(4,708)	1,512
Related party interest expense	(510)	(1,097)	(587)
Early retirement of debt obligation	—	(4,699)	4,699
Other income	271	26	245

Net income before income tax expense	19,499	8,043	11,456
Income tax expense	—	2,667	(2,667)

Net income	19,499	5,376	14,123
Less loss attributable to noncontrolling partners' interests	48	16	32

Net income attributable to Enviva Partners, LP	$19,547	$5,392	$14,155

  Product sales

        Revenue related to product sales (either produced by us or procured from a third party) decreased $1.1 million from $220.8 million for the six months ended June 30, 2015 to $219.7 million for the six months ended June 30, 2016. The decrease was primarily a result of an increased number of shipments under shipments under FOB contracts during the six months ended June 30, 2016, which had the effect of reducing revenue, cost of sales and contract pricing mix. The decrease in revenue related to product sales was partially offset by higher product sales volumes primarily due to the timing of shipments.

  Other revenue

        Other revenue increased to $7.3 million for the six months ended June 30, 2016 from $3.2 million for the six months ended June 30, 2015 primarily due to shipments purchased from and sold to third-party market participants, including, in some cases, our customers. The volume and profitability of these transactions vary based on market dislocations in supply and demand and our capacity to optimize our contracted off-take portfolio. In transactions where title and risk of loss are immediately transferred to the ultimate purchaser, revenue is recorded net of costs paid to the third-party supplier. During the six months ended June 30, 2016, we also received a $1.7 million payment from a third-party supplier as a result of its election to terminate a short-term wood pellet supply agreement.

  Cost of goods sold

        Cost of goods sold decreased to $191.6 million for the six months ended June 30, 2016 from $197.1 million for the six months ended June 30, 2015. The $5.5 million decrease was primarily attributable to lower raw material and production costs during the six months ended June 30, 2016 as well as the aforementioned shipments under FOB contracts. Also contributing to the decrease was lower amortization expense as acquired customer contracts reach the end of their respective contract terms.

  Gross margin

        We earned gross margin of $35.4 million and $26.9 million for the six months ended June 30, 2016 and 2015, respectively. The gross margin increase of $8.5 million was primarily attributable to the following:

  •
  The favorable cost position of our pellets during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 increased gross margin by $3.6 million. The improved cost position was primarily attributable to increased plant utilization and lower raw material costs. Lower fuel costs also reduced our to-port logistics costs for all plants during the six months ended June 30, 2016.

  •
  A decrease in depreciation and amortization expense during the six months ended June 30, 2016 increased gross margin by $2.5 million as compared to the six months ended June 30, 2015. The decrease is due to lower amortization expense as acquired customer contracts reach the end of their respective contract terms.

  •
  Shipments purchased from and sold to third-party market participants, included in other revenue, contributed to an increase of $2.1 million during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

  •
  A $1.7 million termination payment received from a third-party supplier during the six months ended June 30, 2016 and is included in other revenue.

  •
  We sold approximately 1,180,000 MT of wood pellets during the six months ended June 30, 2016 as compared to approximately 1,143,000 MT during the corresponding prior year period. The incremental volumes sold accounted for $1.3 million of the gross margin increase.

  •
  Offsetting the above was a $3.4 million decrease in gross margin due to contract price mix for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

  Adjusted gross margin per metric ton

	Six Months Ended June 30,
	2016	2015 (Recast)	Change
	(in thousands, except per metric ton)
Reconciliation of gross margin to adjusted gross margin per metric ton:
Metric tons sold	1,180	1,143	37
Gross margin	$35,367	$26,914	$8,453
Depreciation and amortization	13,995	16,484	(2,489)

Adjusted gross margin	$49,362	$43,398	$5,964

Adjusted gross margin per metric ton	$41.83	$37.97	$3.86

        We earned an adjusted gross margin of $49.4 million, or $41.83 per metric ton, for the six months ended June 30, 2016 and an adjusted gross margin of $43.4 million, or $37.97 per metric ton, for the six months ended June 30, 2015. The factors impacting adjusted gross margin are detailed above under the heading "Gross margin."

  General and administrative expenses

        General and administrative expenses were $9.4 million for the six months ended June 30, 2016 and $8.4 million for the six months ended June 30, 2015. For the six months ended June 30, 2016, general and administrative expenses included allocated expenses of $5.3 million that were incurred under the MSA, $2.6 million of direct expenses and $1.5 million of non-cash compensation expense associated with unit-based awards. For the six months ended June 30, 2015, general and administrative expenses included allocated and direct expenses of $3.3 million that were incurred under the MSA, $3.0 million of allocated and direct expenses incurred under the Prior MSA and the costs of our transition from a private company to a publicly traded limited partnership. The increase in general and administrative expenses is primarily related to costs associated with being a publicly traded limited partnership, including preparation and distribution of annual and quarterly reports, tax returns and Schedule K-1s to our unitholders, investor relations, registrar and transfer agent fees, audit fees, incremental director and officer liability insurance costs and director and officer compensation expense.

  Interest expense

        We incurred $6.2 million of interest expense during the six months ended June 30, 2016 and $4.7 million during the six months ended June 30, 2015. The increase in interest expense was primarily attributable to an increase in our long-term debt outstanding. Please read "—Senior Secured Credit Facilities" below.

  Related party interest expense

        We incurred $0.5 million of related party interest expense during the six months ended June 30, 2016 and $1.1 million during the six months ended June 30, 2015.

        In connection with the January 5, 2015 acquisition of Green Circle, the sponsor made a term advance of $36.7 million to Green Circle under a revolving note and advanced Acquisition II $50.0 million under a note payable. Cottondale repaid $4.8 million of the outstanding principal in March 2015. As a result of the sponsor's contribution of Acquisition II, which owned Cottondale, to the Partnership on April 9, 2015, we recorded $81.9 million of outstanding principal and $0.9 million of accrued interest related to these notes. In connection with the closing of the IPO on May 4, 2015, we repaid the related party notes payable outstanding principal of $81.9 million and accrued interest of $1.1 million to the sponsor. We incurred $1.1 million of related party interest expense for the term advance and note payable during the six months ended June 30, 2015.

  Early retirement of debt obligation

        We incurred a $4.7 million charge during the six months ended June 30, 2015 for the write-off of debt issuance costs and original issue discount associated with the Prior Senior Secured Credit Facilities. The amounts, previously amortized over the term of the debt, were expensed on April 9, 2015 when we repaid all amounts outstanding under the Prior Senior Secured Credit Facilities.

  Income tax expense

        During the six months ended June 30, 2016, we incurred no income tax expense. During the six months ended June 30, 2015, we incurred income tax expense of $2.7 million related to the separate activity of the Cottondale plant, from the date of its acquisition by our sponsor on January 5, 2015 through April 8, 2015. During this period, the Cottondale plant was a corporate subsidiary of Acquisition II, a wholly owned corporate subsidiary of Enviva Acquisition I, LLC ("Acquisition I"), which was the corporate parent of the consolidated group. On April 7 and 8, 2015, Cottondale and Acquisition II, respectfully, converted to limited liability companies. Prior to the contribution of Acquisition II to the Partnership on April 9, 2015, the financial results of Acquisition II and Cottondale were included in the consolidated federal income tax return of the tax-paying entity, Acquisition I.

  Adjusted EBITDA

	Six Months Ended June 30,
	2016	2015 (Recast)	Change
	(in thousands)
Reconciliation of adjusted EBITDA to net income:
Net income	$19,499	$5,376	$14,123
Depreciation and amortization	14,013	16,507	(2,494)
Interest expense	6,730	5,805	925
Early retirement of debt obligation	—	4,699	(4,699)
Purchase accounting adjustment to inventory	—	697	(697)
Non-cash unit compensation expense	1,500	183	1,317
Income tax expense	—	2,667	(2,667)
Asset impairments and disposals	156	27	129
Acquisition transaction expenses	59	—	59

Adjusted EBITDA	$41,957	$35,961	$5,996

        We generated adjusted EBITDA of $42.0 million for the six months ended June 30, 2016 compared to $36.0 million for the six months ended June 30, 2015. The $6.0 million improvement in adjusted EBITDA was primarily attributable to the $6.0 million increase in adjusted gross margin discussed in further detail above under the heading "Gross margin."

  Distributable Cash Flow

        The following is a reconciliation of adjusted EBITDA to distributable cash flow:

	Six Months Ended June 30,
	2016	2015 (Recast)	Change
	(in thousands)
Adjusted EBITDA	$41,957	$35,961	$5,996
Less:
Interest expense net of amortization of debt issuance costs and original issue discount	5,838	4,930	908
Maintenance capital expenditures	1,383	1,700	(317)

Distributable cash flow attributable to Enviva Partners, LP	34,736	29,331	5,405
Less: Distributable cash flow attributable to incentive distribution rights	413	—	413

Distributable cash flow attributable to Enviva Partners, LP limited partners	$34,323	$29,331	$4,992

Liquidity and Capital Resources

Overview

        We expect our sources of liquidity to include cash generated from operations, borrowings under our Senior Secured Credit Facilities and, from time to time, debt and equity offerings. We operate in a capital-intensive industry, and our primary liquidity needs are to fund working capital, service our debt, maintain cash reserves, finance maintenance capital expenditures and pay distributions. We believe cash generated from our operations will be sufficient to meet the short-term working capital requirements of our business. However, future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors beyond our control. Our minimum quarterly distribution is $0.4125 per common and subordinated unit per quarter, which equates to approximately $10.2 million per quarter, or approximately $40.8 million per year, based on the number of common and subordinated units outstanding as of July 31, 2016, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses. Because it is our intent to distribute at least the minimum quarterly distribution on all of our units on a quarterly basis, we expect that we will rely upon external financing sources, including bank borrowings and the issuance of debt and equity securities, to fund future acquisitions.

Noncash Working Capital

        Noncash working capital is the amount by which current assets, excluding cash, exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. Our noncash working capital was $17.9 million at June 30, 2016 and $24.6 million at December 31, 2015. The primary components of changes in noncash working capital were the following:

  Accounts receivable, net and related party receivables

        Accounts receivable, net of allowance for doubtful accounts, increased noncash working capital by $8.9 million during the six months ended June 30, 2016 as compared to December 31, 2015, primarily due to the timing, volume and size of product shipments.

  Inventories

        Our inventories consist of raw materials, work-in-process, consumable tooling and finished goods. Inventories decreased to $21.3 million at June 30, 2016 from $24.2 million at December 31, 2015. The $2.9 million decrease was primarily attributable to a decrease in our finished goods resulting from the timing, volume and size of product shipments, partially offset by an increase in raw material inventories to support planned production levels.

  Accounts payable, related party payables and accrued and other current liabilities

        Accounts payable, related party payables and accrued and other current liabilities decreased noncash working capital by $3.8 million at June 30, 2016 as compared to December 31, 2015. The decrease was primarily attributable to an increase in certain current liabilities due to the timing and volume of shipments offset by a $4.7 million decrease in related party payables. Related party payables primarily included amounts related to the MSA of $6.3 and $6.0 million, respectively, at June 30, 2016 and December 31, 2015. Related party payables at December 31, 2015 also included $5.0 million related to our sponsor's contribution of its interest in Southampton.

  Deferred revenue and deposits

        The increase in deferred revenue and deposits at June 30, 2016 as compared to December 31, 2015 increased noncash working capital by $8.9 million and was primarily attributable to a payment received from a customer for a shipment of wood pellets.

Cash Flows

        The following table sets forth a summary of our net cash flows from operating, investing and financing activities for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015 (Recast)
	(in thousands)
Net cash provided by operating activities	$53,641	$33,937
Net cash used in investing activities	(4,586)	(6,014)
Net cash (used in) provided by financing activities	(31,424)	51,876

Net increase in cash and cash equivalents	$17,631	$79,799

Cash Provided by Operating Activities

        Net cash provided by operating activities was $53.6 million for the six months ended June 30, 2016 compared to $33.9 million for the six months ended June 30, 2015. The increase of $19.7 million was primarily attributable to the following:

  •
  An increase in operating assets and liabilities of $14.5 million during the six months ended June 30, 2016 compared to the corresponding period in 2015. This increase was primarily attributable to changes in deferred revenue and deposits, other long-term assets and inventory during the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, partially offset by changes in accounts receivable, including related party receivables. The change in other long-term assets is primarily related to the return of a $6.7 million deposit in accordance with the terms of a customer contract. The change in deferred revenue and deposits is primarily related to a payment received from a customer for a shipment of wood pellets. The changes in inventory and accounts receivable were a function of the timing and size of product shipments during the six months ended June 30, 2016.

  •
  An increase in net income, excluding depreciation and amortization, of $11.6 million during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The increase in net income was attributable to the factors detailed above under "—Results of Operations."

    Offsetting the above were the following items that occurred during the six months ended June 30, 2015 but did not recur during the six months ended June 30, 2016:

  •
  We incurred income tax expense of $2.7 million related to the separate activity of the Cottondale plant, from the date of its acquisition by our sponsor on January 5, 2015 through April 8, 2015.

  •
  We recorded a loss on extinguishment of $4.7 million in connection with the write-off of debt issuance costs and original issue discount associated with the Prior Senior Secured Credit Facilities.

Cash Used in Investing Activities

        Net cash used in investing activities decreased by $1.4 million for the six months ended June 30, 2016 as compared to the corresponding period in 2015. The decrease during the six months ended June 30, 2016 related primarily to the payment of $3.6 million of transaction costs during the six months ended June 30, 2015 related to the acquisition of Cottondale partially offset by an increase in property, plant and equipment purchases during the six months ended June 30, 2016. Of the $4.6 million used for purchases of property, plant and equipment during the six months ended June 30, 2016, approximately $3.2 million related to projects intended to increase the production capacity of our plants. The remaining $1.4 million was used to maintain our equipment and machinery.

Cash (Used in) Provided by Financing Activities

        Net cash used in financing activities was $31.4 million for the six months ended June 30, 2016 as compared to $51.9 million of net cash provided by financing activities for the six months ended June 30, 2015. Net cash used in financing activities during the six months ended June 30, 2016 included $24.4 million of cash distributions to unitholders and a $5.0 million distribution to the sponsor. During the six months ended June 30, 2015, borrowings under the Original Credit Facilities and our IPO proceeds totaled $387.6 million. Except for a portion retained for general partnership purposes, the aggregate amount was used to pay debt issuance costs and to repay the Prior Senior Secured Credit Facilities and related party notes totaling $187.5 million as well as to distribute $174.6 million to our sponsor.

Senior Secured Credit Facilities

        On April 9, 2015, we entered into a credit agreement (the "Credit Agreement") providing for $199.5 million aggregate principal amount of senior secured credit facilities (the "Original Credit Facilities"). The Original Credit Facilities consist of (i) $99.5 million aggregate principal amount of Tranche A-1 advances, (ii) $75.0 million aggregate principal amount of Tranche A-2 advances and (iii) up to $25.0 million aggregate principal amount of revolving credit commitments. We are also able to request loans under incremental facilities under the Credit Agreement on the terms and conditions and in the maximum aggregate principal amounts set forth therein, provided that lenders provide commitments to make loans under such incremental facilities.

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

        As of June 30, 2016, our total debt to consolidated EBITDA was 2.24:1.00, which was less than the maximum ratio of 4.25:1.00. As of June 30, 2016, we were in compliance with all covenants and restrictions associated with, and no events of default existed under, the Credit Agreement. The obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and secured by liens on substantially all of our and their assets.

        On December 11, 2015, Enviva FiberCo became a lender pursuant to the Credit Agreement with a purchase of $15.0 million aggregate principal amount of the Tranche A-4 advances, net of a 1.0% lender fee. On June 30, 2016, Enviva FiberCo assigned all of its rights and obligations in its capacity as a lender under the Credit Agreement to a third party.

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

Off-Balance Sheet Arrangements

        As of June 30, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

        In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation. The new standard identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The Partnership does not expect the adoption of the new standard to have a material effect on the accounting for the Partnership's equity awards.

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

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The new standard provides new guidance on the recognition of revenue and states that an entity should recognize revenue when control of the goods or services transfers to the customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The new standard also requires significantly expanded disclosure regarding qualitative and quantitative information about the nature, timing and uncertainty of revenue and cash flow arising from contracts with customers. On July 9, 2015, the FASB approved a one-year delay in the effective date of ASU No. 2014-09. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers—Principal versus Agent Considerations. The new standard clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers—Identifying Performance Obligations and Licensing. The new standard clarifies the guidance for identifying performance obligations. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606), which provides narrow scope improvements and practical expedients related to ASU No. 2014-09. The improvements address completed contracts and contract modifications at transition, noncash consideration, the presentation of sales taxes and other taxes collected from customers, and assessment of collectability when determining whether a transaction represents a valid contract. ASU No. 2014-09 permits the application retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU at the date of initial application. We are in the process of evaluating the impact of adoption on its consolidated financial statements and has not determined which implementation method will be adopted.

Critical Accounting Policies and Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make judgments, estimates and assumptions that affect the amounts reported in our unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. We provide expanded discussion of our more significant accounting policies, estimates and judgments in our 2015 Form 10-K. We believe these accounting policies reflect our more significant estimates and assumptions used in preparation of our financial statements. There have been no significant changes to our critical accounting policies and estimates since December 31, 2015.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        The information about market risks for the six months ended June 30, 2016 does not differ materially from that disclosed in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk" in our 2015 Form 10-K, other than as described below:

Interest Rate Risk

        At June 30, 2016, our total debt had a carrying value of $206.7 million, which approximates fair value.

        We are exposed to interest rate risk on borrowings under our Senior Secured Credit Facilities. As of June 30, 2016, $200.5 million, net of unamortized discount and debt issuance costs of $6.7 million, of our total debt related to borrowings under our Senior Secured Credit Facilities.

        Borrowings under the Senior Secured Credit Facilities bear interest, at our option, at either a base rate plus an applicable margin or at a Eurodollar rate (with a 1.00% floor for term loan borrowings) plus an applicable margin. The applicable margin is (i) for Tranche A-1 base rate borrowings, 3.10% through April 2017, 2.95% thereafter through April 2018 and 2.80% thereafter, and for Tranche A-1 Eurodollar rate borrowings, 4.10% through April 2017, 3.95% thereafter through April 2018 and 3.80% thereafter and (ii) 3.25% for Tranche A-2 base rate borrowings and revolving facility base rate borrowings and 4.25% for Tranche A-2 Eurodollar rate borrowings and revolving facility Eurodollar rate borrowings. To manage our exposure to fluctuations in interest rates under our Senior Secured Credit Facilities, we may enter into interest rate swap agreements.

        Changes in the overall level of interest rates affect the interest expense that we recognize in our unaudited condensed consolidated statements of operations related to interest rate swap agreements and borrowings. An interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. Based on $207.2 million outstanding principal under the Senior Secured Credit Facilities as of June 30, 2016, if LIBOR based interest rates increased by 100 basis points, our interest expense would have increased annually by approximately $1.4 million.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our general partner. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2016, the end of the period covered by this report.

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

        During the quarter ended June 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we do not believe that we are a party to any litigation that will have a material adverse impact on our financial condition or results of operations.

Item 1A.    Risk Factors

         The vote by the United Kingdom to leave the European Union could adversely affect our results of operations, business and financial position and ability to make cash distributions.

        In a referendum held on June 23, 2016, citizens of the United Kingdom (the "U.K.") approved the exit of the U.K. ("Brexit") from the European Union (the "E.U."). The result of the referendum is not legally binding on the U.K. government. Nevertheless, it is expected that the U.K. government will commence the exit process under Article 50 of the Treaty of the European Union by notifying the European Council of the U.K.'s intention to leave the E.U. This notification will begin a two-year time period for the U.K. and the remaining European Union Member States to negotiate a withdrawal agreement.

        We have take-or-pay off-take contracts with utilities and large power generators in the U.K. and in other European markets. For the year ended December 31, 2015, approximately 74% of our revenues were derived from contracts with customers in the U.K. and 26% of our revenues were derived from contracts with customers in other European markets. For the three months ended June 30, 2016, approximately 72% of our revenues were derived from contracts with customers in the U.K. and 27% of our revenues were derived from contracts with customers in other European markets. For the six months ended June 30, 2016, approximately 74% of our revenues were derived from contracts with customers in the U.K. and 26% of our revenues were derived from contracts with customers in other European markets.

        Brexit may create uncertainty with respect to the legal and regulatory requirements to which we and our customers in the U.K. are subject and lead to divergent national laws and regulations as the U.K. government determines which E.U. laws to replace or replicate. The absence of precedent for an exit of a European Member State from the E.U. means that it is unclear how the access of U.K. businesses to the E.U. Single Market and how the legal and regulatory environments in the U.K. and the E.U. could be impacted by Brexit, and ultimately how Brexit could impact our business or that of our customers.

        The consequences of the possible Brexit, together with what may be protracted negotiations around the terms of Brexit, could also introduce significant uncertainties into global financial markets and adversely impact the markets in which we and our customers operate. For example, prolonged exchange rate volatility or weakness of the local currencies of our customers relative to the U.S. dollar may impair the purchasing power of our customers and cause them to default on payment or seek modification of the terms of our off-take contracts. The impacts of Brexit may also adversely affect our ability to re-negotiate our existing contracts on terms acceptable to us as they expire or enter into new contracts with new or existing customers.

        These uncertainties surrounding Brexit and risks associated with the commencement of Brexit could have a material adverse effect on our operations, business and financial position, as well as our ability to pay distributions to our unitholders.

        Except as otherwise described herein, there have been no material changes from the risk factors disclosed in the section entitled "Risk Factors" in our 2015 Form 10-K.

Item 6.    Exhibits

        The information required by this Item 6 is set forth in the Exhibit Index accompanying this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2016

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