Form 10-Q
period 2016-09-30
Enviva Partners, LP
filed 2016-11-03
CIK 1592057

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
or
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

        As of October 28, 2016, 13,150,880 common units and 11,905,138 subordinated units were outstanding.

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

  •
  failure of the Partnership's customers, vendors and shipping partners to pay or perform their contractual obligations to the Partnership;

  •
  the creditworthiness of our financial counterparties;

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

  •
  ability of the Partnership to complete acquisitions, including acquisitions from our sponsor, and realize the anticipated benefits of such acquisitions;

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

  •
  operating or technical difficulties or failures at our plants or ports;

  •
  labor disputes;

  •
  inability of our customers to take delivery of our products or their rejection of delivery of our products;

  •
  changes in the price and availability of transportation;

  •
  changes in foreign currency exchange rates;

  •
  changes in interest rates;

  •
  failure of our hedging arrangements to effectively reduce our exposure to interest and foreign currency exchange rate risk;

  •
  risks related to our indebtedness;

  •
  changes in the quality specifications for our products that are required by our customers;

  •
  the effects of the approval of the United Kingdom of the exit of the United Kingdom ("Brexit") from the European Union, and the implementation of Brexit, in each case, on our and our customers' businesses; and

  •
  ability of the Partnership to borrow funds and access capital markets.

        All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements.

        Readers are cautioned not to place undue reliance on forward-looking statements and we undertake no obligation to update or revise any such statements after the date they are made, whether as a result of new information, future events or otherwise.

 GLOSSARY OF TERMS

        biomass:    any organic biological material derived from living organisms that store energy from the sun.

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

        Partnership:    Enviva Partners, LP.

        Predecessor:    Enviva, LP and its subsidiaries (other than Enviva Pellets Cottondale, LLC).

        Schedule K-1:    an income tax document used to report a partner's share of the Partnership's income, losses, deductions and credits that is prepared for each partner individually.

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

v

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except number of units)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,396	$2,175
Accounts receivable, net of allowance for doubtful accounts of $26 as of September 30, 2016 and $85 as of December 31, 2015	31,452	38,684
Related party receivables	1,148	94
Inventories	29,114	24,245
Prepaid expenses and other current assets	1,518	2,123

Total current assets	84,628	67,321
Property, plant and equipment, net of accumulated depreciation of $83.4 million as of September 30, 2016 and $64.7 million as of December 31, 2015	394,243	405,582
Intangible assets, net of accumulated amortization of $9.0 million as of September 30, 2016 and $7.0 million as of December 31, 2015	1,467	3,399
Goodwill	85,615	85,615
Other long-term assets	695	7,063

Total assets	$566,648	$568,980

Liabilities and Partners' Capital
Current liabilities:
Accounts payable	$1,726	$9,303
Related party payables	4,484	11,013
Accrued and other current liabilities	18,603	13,059
Deferred revenue and deposits	5,020	485
Current portion of long-term debt and capital lease obligations	4,684	6,523
Related party current portion of long-term debt	3,108	150

Total current liabilities	37,625	40,533
Long-term debt and capital lease obligations	198,898	186,294
Related party long-term debt	—	14,664
Long-term interest payable	740	751
Other long-term liabilities	1,126	586

Total liabilities	238,389	242,828
Commitments and contingencies
Partners' capital:
Limited partners:
Common unitholders—public (11,745,279 and 11,502,934 units issued and outstanding at September 30, 2016 and December 31, 2015, respectively)	215,384	210,488
Common unitholder—sponsor (1,347,161 units issued and outstanding at September 30, 2016 and December 31, 2015)	19,353	19,619
Subordinated unitholder—sponsor (11,905,138 units issued and outstanding at September 30, 2016 and December 31, 2015)	131,078	133,427
General partner interest (no outstanding units)	(40,373)	(40,373)
Accumulated other comprehensive loss	(105)	—

Total Enviva Partners, LP partners' capital	325,337	323,161
Noncontrolling partners' interests	2,922	2,991

Total partners' capital	328,259	326,152

Total liabilities and partners' capital	$566,648	$568,980

See accompanying notes to unaudited condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015 (Recast)	2016	2015 (Recast)
Product sales	$102,557	$115,081	$322,249	$335,857
Other revenue	7,217	1,507	14,486	4,704

Net revenue	109,774	116,588	336,735	340,561
Cost of goods sold, excluding depreciation and amortization	80,420	92,437	258,019	273,012
Depreciation and amortization	6,434	7,568	20,429	24,052

Total cost of goods sold	86,854	100,005	278,448	297,064

Gross margin	22,920	16,583	58,287	43,497
General and administrative expenses	6,545	4,954	15,954	13,347

Income from operations	16,375	11,629	42,333	30,150
Other income (expense):
Interest expense	(3,314)	(2,910)	(9,534)	(7,617)
Related party interest expense	(51)	—	(561)	(1,097)
Early retirement of debt obligation	—	—	—	(4,699)
Other income	2	74	273	99

Total other expense, net	(3,363)	(2,836)	(9,822)	(13,314)

Income before income tax expense	13,012	8,793	32,511	16,836
Income tax expense	—	—	—	2,667

Net income	13,012	8,793	32,511	14,169

Less net loss attributable to noncontrolling partners' interests	21	14	69	30

Net income attributable to Enviva Partners, LP	$13,033	$8,807	$32,580	$14,199

Less: Predecessor loss to May 4, 2015 (prior to IPO)	$—	$—	$—	$(2,132)
Less: Pre-acquisition income from April 10, 2015 to September 30, 2015 from operations of Enviva Pellets Southampton, LLC Drop-Down allocated to General Partner	—	2,395	—	4,234

Enviva Partners, LP partners' interest in net income	$13,033	$6,412	$32,580	$12,097

Net income per common unit:
Basic	$0.51	$0.27	$1.28	$0.51
Diluted	$0.50	$0.27	$1.26	$0.50
Net income per subordinated unit:
Basic	$0.51	$0.27	$1.28	$0.51
Diluted	$0.50	$0.27	$1.26	$0.50
Weighted average number of limited partner units outstanding:
Common—basic	12,919	11,906	12,878	11,906
Common—diluted	13,480	12,193	13,420	12,179
Subordinated—basic and diluted	11,905	11,905	11,905	11,905

See accompanying notes to unaudited condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015 (Recast)	2016	2015 (Recast)
Net income	$13,012	$8,793	$32,511	$14,169
Other comprehensive loss:
Net unrealized losses on cash flow hedges	(105)	—	(105)	—

Total other comprehensive income	(105)	—	(105)	—

Total comprehensive income	12,907	8,793	32,406	14,169
Less:
Predecessor loss prior to IPO	—	—	—	(2,132)
Pre-acquisition income April 10, 2015 to September 30, 2016 from operations of Enviva Pellets Southampton, LLC Drop-Down allocated to General Partner	—	2,395	—	4,234

Total comprehensive income subsequent to IPO and Enviva Pellets Southampton, LLC Drop-Down	12,907	6,398	32,406	12,067
Less:
Comprehensive loss attributable to noncontrolling partners' interests	21	14	69	30

Comprehensive income attributable to Enviva Partners, LP partners	$12,928	$6,412	$32,475	$12,097

See accompanying notes to unaudited condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Partners' Capital

(In thousands)

(Unaudited)

		Limited Partners' Capital
		Common Unitholders— Public		Common Unitholder— Sponsor		Subordinated Unitholder— Sponsor
								Accumulated Other Comprehensive Loss	Non- controlling Partners' Interests
	General Partner Interest									Total Partners' Capital
		Units	Amount	Units	Amount	Units	Amount
Balance as of December 31, 2015	$(40,373)	11,503	$210,488	1,347	$19,619	11,905	$133,427	$—	$2,991	$326,152
Distributions to unitholders, distribution equivalent rights and incentive distribution rights	(413)	—	(18,064)	—	(2,014)	—	(17,799)	—	—	(38,290)
Issuance of common units, net	—	223	5,329	—	—	—	—	—	—	5,329
Issuance of units through Long-Term Incentive Plan	—	19	373	—	—	—	—	—	—	373
Unit-based compensation	—	—	2,289	—	—	—	—	—	—	2,289
Other comprehensive loss	—	—	—	—	—	—	—	(105)	—	(105)
Net income	413	—	14,969	—	1,748	—	15,450	—	(69)	32,511

Partners' capital, September 30, 2016	$(40,373)	11,745	$215,384	1,347	$19,353	11,905	$131,078	$(105)	$2,922	$328,259

See accompanying notes to unaudited condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015 (Recast)
Cash flows from operating activities:
Net income	$32,511	$14,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,452	24,086
Amortization of debt issuance costs and original issue discount	1,338	1,231
Inventory impairment	890	—
General and administrative expense incurred by Enviva Holdings, LP	—	475
Allocation of income tax expense from Enviva Cottondale Acquisition I, LLC	—	2,663
Early retirement of debt obligation	—	4,699
Loss (gain) on disposals of property, plant and equipment	1,645	(100)
Unit-based compensation expense	2,662	363
Other operating	—	23
Change in operating assets and liabilities:
Accounts receivable, net	7,197	(9,384)
Related party receivables	(1,054)	(607)
Prepaid expenses and other current assets	936	(782)
Inventories	(6,009)	(4,795)
Other long-term assets	6,667	494
Accounts payable and accrued liabilities	(2,892)	11,078
Related party payables	(1,527)	775
Accrued interest	136	60
Deferred revenue and deposits	4,534	515
Other liabilities	126	—

Net cash provided by operating activities	67,612	44,963
Cash flows from investing activities:
Purchases of property, plant and equipment	(7,735)	(5,262)
Premiums paid for purchased options	(78)	—
Payment of acquisition related costs	—	(3,573)
Proceeds from the sale of equipment	—	277

Net cash used in investing activities	(7,813)	(8,558)
Cash flows from financing activities:
Principal payments on debt and capital lease obligations	(36,960)	(96,529)
Principal payments on related party debt	(282)	(86,701)
Cash paid related to debt issuance costs	(22)	(5,123)
Termination payment for interest rate swap derivatives	—	(146)
Release of cash restricted for debt service	—	11,640
IPO proceeds, net	—	215,050
Cash distribution to sponsor related to IPO	—	(174,552)
Cash paid for deferred offering costs	(591)	(1,790)
Proceeds from common unit issuance under At-the-Market Offering Program, net	5,619	—
Proceeds from debt issuance	34,500	178,505
Distributions to unitholders, distribution equivalent rights and incentive distribution rights holder	(37,840)	(6,159)
Distributions to sponsor related to Enviva Pellets Southampton, LLC Drop-Down	(5,002)	—
Proceeds from contributions from sponsor	—	10,236

Net cash (used in) provided by financing activities	(40,578)	44,431

Net increase in cash and cash equivalents	19,221	80,836
Cash and cash equivalents, beginning of period	2,175	592

Cash and cash equivalents, end of period	$21,396	$81,428

See accompanying notes to unaudited condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015 (Recast)
Non-cash investing and financing activities:
The Partnership acquired property, plant and equipment in non-cash transactions as follows:
Property, plant and equipment acquired included in accounts payable and accrued liabilities	$940	$1,438
Property, plant and equipment acquired under long-term debt and capital lease obligations	464	112
Property, plant and equipment transferred from prepaid expenses and inventory	782	319
Depreciation capitalized to inventories	436	495
Offering issuance costs included in accrued liabilities	22	21
Contribution of Enviva Pellets Cottondale, LLC non-cash assets	—	122,529
Distribution of Enviva Pellets Cottondale, LLC assets to sponsor	—	319
Application of deferred IPO costs to Partners' capital	—	5,913
Related party long-term debt transferred to third-party long-term debt	14,757	—
Third-party long-term debt transferred to related party long-term debt	3,316	—
Distributions included in liabilities	449	179
Debt issuance costs included in accrued liabilities	135	66
Non-cash adjustments to financed insurance and prepaid expenses	—	105
Gain on disposal included in receivables	—	8
Non-cash capital contributions from sponsor	—	304
Supplemental information:	—
Interest paid	$8,617	$7,383

See accompanying notes to unaudited condensed consolidated financial statements.

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

Basis of Presentation

        On May 4, 2015, the Partnership completed an initial public offering (the "IPO") of common units representing limited partner interests in the Partnership ("common units") (see Note 3, Initial Public Offering). Prior to the closing of the IPO, the sponsor contributed to the Partnership its interests in the Predecessor, Enviva GP, LLC, and Enviva Cottondale Acquisition II, LLC ("Acquisition II"), which was the owner of Enviva Pellets Cottondale, LLC ("Cottondale"), which owns a wood pellet production plant in Cottondale, Florida (the "Cottondale plant"). The primary assets contributed to the Partnership by the sponsor included five industrial-scale wood pellet production plants, a wholly owned deep-water marine terminal and long-term contractual arrangements to sell the wood pellets produced at the plants to third parties.

        Until April 9, 2015, Enviva MLP Holdco, LLC, a wholly owned subsidiary of the sponsor, was the owner of the Predecessor, and Enviva Cottondale Acquisition I, LLC ("Acquisition I"), a wholly owned subsidiary of the sponsor, was the owner of Acquisition II.

        On January 5, 2015, the sponsor acquired Green Circle Bio Energy, Inc. ("Green Circle"), which owned the Cottondale plant. Acquisition I contributed Green Circle to the Partnership in April 2015 in exchange for subordinated units representing limited partner interests in the Partnership. Prior to such contribution, the sponsor converted Green Circle into a Delaware limited liability company and changed the name of the entity to "Enviva Pellets Cottondale, LLC."

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

  •
  The sponsor contributed to the Partnership 100% of the outstanding limited liability company interests in Acquisition II, the former owner of Cottondale (formerly Green Circle), which owns the Cottondale plant; and

  •
  The sponsor contributed 100% of the outstanding interests in each of the Predecessor and Enviva GP, LLC to the Partnership.

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

        On December 11, 2015, under the terms of a Contribution Agreement by and among the Partnership and the Hancock JV, the Hancock JV contributed to the Predecessor all of the issued and outstanding limited liability interests in Southampton for total consideration of $131.0 million. The acquisition (the "Southampton Drop-Down") included the Southampton Plant, a ten-year 500,000 metric tons per year ("MTPY") take-or-pay off-take contract and a matching ten-year shipping contract. The Partnership accounted for the Southampton Drop-Down as a combination of entities under common control at historical cost in a manner similar to a pooling of interests. Accordingly, the unaudited condensed consolidated financial statements for the periods prior to December 11, 2015 were retrospectively recast to reflect the acquisition as if it had occurred on April 9, 2015, the date Southampton was originally conveyed to the Hancock JV.

        The accompanying unaudited interim condensed consolidated financial statements (the "interim statements") of the Partnership include the accounts of the Predecessor and its subsidiaries and were prepared using the Predecessor's historical basis. Prior to the IPO, certain of the assets and liabilities of the Predecessor were transferred to the Partnership within the sponsor's consolidated group in a transaction under common control and, as such, the unaudited condensed consolidated historical financial statements of the Predecessor are presented as the Partnership's historical financial statements, as the Partnership believes they provide a representation of management's ability to execute and manage the Partnership's business plan. As entities under common control, the contributed assets were recorded on the balance sheet at the Predecessor's historical basis rather than fair value. The financial statements were prepared using the Predecessor's historical basis in the assets and liabilities,

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(Unaudited)

(1) Description of Business and Basis of Presentation (Continued)

and include all revenues, costs, assets and liabilities attributed to the Predecessor. The financial statements for periods prior to the Reorganization reflect the contribution of the sponsor's interests in the Predecessor and Enviva GP, LLC as if the contributions occurred at the beginning of the periods presented and the contribution of the sponsor's interests in Acquisition II as if the contribution occurred on January 5, 2015, the date Green Circle was acquired by the sponsor.

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

        Certain amounts on the condensed consolidated statements of cash flows for the nine months ended September 30, 2015 have been reclassified to principal payments on related party debt from principal payments on debt and capital lease obligations to conform to the current presentation.

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

Summary of Significant Accounting Policies

Debt Issuance Costs

        Effective January 1, 2016, the Partnership adopted the Financial Accounting Standards Board's ("FASB") Accounting Standards Update ("ASU") No. 2015-03, Interest—Imputation of Interest (Topic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard requires retrospective application and represents a change in accounting principle. The adoption of ASU 2015-03 resulted in a $5.6 million retrospective reduction of both the Partnership's

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(Unaudited)

(1) Description of Business and Basis of Presentation (Continued)

assets (debt issuance costs) and long-term debt and capital lease obligations as of December 31, 2015. The adoption had no impact on the Partnership's consolidated statements of income or cash flows.

Derivative Instruments

        The Partnership uses derivative instruments to partially offset its exposure to foreign currency exchange and interest rate risk. The Partnership enters into foreign currency forward and option contracts, which have been designated as cash flow hedges, to offset foreign currency exchange risk on a portion of forecasted revenue and enters into interest rate swaps to offset the variable interest rate risk associated with a portion of the Senior Secured Credit Facilities (as defined below).

        Derivative instruments are classified as either assets or liabilities on a gross basis and carried at fair value. Changes in fair value are either recognized as unrealized gains and losses in accumulated other comprehensive income in partners' capital or net income depending on the nature of the underlying exposure, whether the derivative is formally designated as a hedge, and, if designated, the extent to which the hedge is effective. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions.

        The effective portion of foreign currency forward and option contracts designated as cash flow hedges is reported as a component of accumulated other comprehensive income in partners' capital and reclassified into revenue in the same period or periods during which the hedged revenue affects earnings. The effective portion of interest rate swaps designated as cash flow hedges is reported as a component of accumulated other comprehensive income in partners' capital and reclassified into interest expense in the same period or periods during which the hedged interest expense affects earnings. The ineffective portion of cash flow hedges, if any, is recognized in earnings in the financial statement line item to which the derivative relates in the current period. The Partnership links all derivative instruments that are designated as cash flow hedges to specific assets and liabilities on the consolidated balance sheets or to specific forecasted transactions.

        To qualify for hedge accounting, the item to be hedged must cause an exposure to risk and the Partnership must have an expectation that the related hedging instrument will be effective at reducing or mitigating that exposure. In accordance with the hedging requirements, the Partnership documents all hedging relationships at inception and includes a description of the risk management objective and strategy for undertaking the hedge, identification of the hedging instrument, the hedged item, the nature of the risk being hedged, the method for assessing effectiveness of the hedging instrument in offsetting the hedged risk and the method of measuring any ineffectiveness. When an event or transaction occurs or the derivative contract expires or the forecasted transaction is no longer probable of occurring, hedge accounting is discontinued. The Partnership also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivative instruments are highly effective in offsetting changes in cash flows of hedged items. If it is determined that a derivative instrument has ceased to be a highly effective hedge, hedge accounting is discontinued prospectively.

        Hedge effectiveness for foreign exchange forward contracts designated as cash flow hedges is assessed by comparing the change in the fair value of the hedge contract with the change in the fair value of the forecasted cash flows of the hedged item. For foreign exchange option contracts, hedge

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(Unaudited)

(1) Description of Business and Basis of Presentation (Continued)

effectiveness is assessed based on the hedging instrument's entire change in fair value. Hedge effectiveness for interest rate swaps is assessed by comparing the change in fair value of the swap with the change in the fair value of the hedged item due to changes in the benchmark interest rate.

        Derivative instruments that do not qualify as hedges are adjusted to fair value through earnings in the current period. The Partnership held no such derivative instruments as of September 30, 2016 and December 31, 2015.

  Foreign Currency Hedges

        The Partnership may hedge a portion of its foreign currency exposure associated with revenue under off-take contracts not denominated in U.S. Dollars. The Partnership has designated its foreign currency forward contracts and foreign currency purchased options as cash flow hedges. These derivatives are used to hedge certain revenue transactions forecasted generally within the next 60 month period.

  Interest Rate Hedges

        The Partnership utilizes an interest rate swap to hedge a portion of its cash flow exposure to fluctuations in LIBOR-based interest rates under the Senior Secured Credit Facilities.

        The Partnership has designated its interest rate swap as a cash flow hedge.

        The accounting policies are set forth in the Notes to Consolidated Financial Statements in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2015. Other than the significant accounting policies above, there have been no significant changes to these policies during the nine months ended September 30, 2016.

Recent and Pending Accounting Pronouncements

        In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation. The new standard identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The new guidance is effective for public entities for fiscal year and interim periods within those fiscal years beginning after December 31, 2016. The Partnership does not expect the adoption of the new standard to have a material effect on the accounting for the Partnership's equity awards.

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

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The new standard provides new guidance on the recognition of revenue and states that an entity should recognize revenue when control of the goods or services transfers to the customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The new standard also requires significantly expanded disclosure regarding qualitative and quantitative information about the nature, timing and uncertainty of revenue and cash flow arising from contracts with customers. On July 9, 2015, the FASB approved a one-year delay in the effective date of ASU No. 2014-09. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers—Principal versus Agent Considerations. The new standard clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers—Identifying Performance Obligations and Licensing. The new standard clarifies the guidance for identifying performance obligations. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606), which provides narrow scope improvements and practical expedients related to ASU No. 2014-09. The improvements address completed contracts and contract modifications at transition, noncash consideration, the presentation of sales taxes and other taxes collected from customers, and assessment of collectability when determining whether a transaction represents a valid contract. ASU No. 2014-09 permits the application retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASUs at the date of initial application. The Partnership has determined that it will not early adopt the ASU and is in the process of reviewing its long-term off-take contracts to identify performance obligations. The Partnership has not determined whether the adoption will have a material impact on its consolidated financial statements and has not determined which implementation method will be adopted; however, the Partnership expects to make this determination in the fourth quarter of 2016.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(Unaudited)

(2) Transactions Between Entities Under Common Control

Recast of Historical Financial Statements

        The financial statements as of September 30, 2015 and for the three and nine months ended September 30, 2015 have been recast to reflect the Southampton Drop-Down as if it had occurred on April 9, 2015, the date Southampton was originally conveyed to the Hancock JV.

        The following table presents the changes to previously reported amounts in the unaudited condensed consolidated balance sheet as of September 30, 2015 included in the Partnership's quarterly report on Form 10-Q for the quarter ended September 30, 2015:

	As of September 30, 2015
	As Reported	Southampton Drop-Down	Total (Recast)
Cash and cash equivalents	$75,157	$6,271	$81,428
Accounts receivable, net	44,464	87	44,551
Related party receivables	652	(37)	615
Inventories	25,366	3,937	29,303
Prepaid expenses and other current assets	2,808	154	2,962

Total current assets	148,447	10,412	158,859
Property, plant and equipment, net	321,639	90,052	411,691
Other long-term assets	94,344	—	94,344

Total assets	$564,430	$100,464	$664,894

Accounts payable and accrued liabilities	$25,949	$3,442	$29,391
Related party payables	5,459	(2,174)	3,285
Total long-term debt	176,839	1,029	177,868
Other liabilities	1,176	86	1,262

Total liabilities	209,423	2,383	211,806
Total partners' capital	355,007	98,081	453,088

Total liabilities and partners' capital	$564,430	$100,464	$664,894

        The following table presents the changes to previously reported amounts in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30,

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(Unaudited)

(2) Transactions Between Entities Under Common Control (Continued)

2015 included in the Partnership's quarterly report on form 10-Q for the quarter ended September 30, 2015:

	Three Months Ended September 30, 2015
	As Reported	Southampton Drop-Down	Total (Recast)
Net revenue	$116,588	$—	$116,588
Total cost of goods sold	102,532	(2,527)	100,005
Gross margin	14,056	2,527	16,583
Net income	6,398	2,395	8,793
Less net loss attributable to noncontrolling partners' interests	14	—	14
Net loss attributable to Predecessor	—	—	—
Net income attributable to general partner	—	2,395	2,395
Net income attributable to limited partners	6,412	—	6,412

	Nine Months Ended September 30, 2015
	As Reported	Southampton Drop-Down	Total (Recast)
Net revenue	$340,561	$—	$340,561
Total cost of goods sold	301,445	(4,381)	297,064
Gross margin	39,116	4,381	43,497
Net income	9,935	4,234	14,169
Less net loss attributable to noncontrolling partners' interests	30	—	30
Net loss attributable to Predecessor	(2,132)	—	(2,132)
Net income attributable to general partner	—	4,234	4,234
Net income attributable to limited partners	12,097	—	12,097

        The following table presents the changes to previously reported amounts in the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2015 included in the Partnership's quarterly report on Form 10-Q for the quarter ended September 30, 2015:

	Nine Months Ended September 30, 2015
	As Reported	Southampton Drop-Down	Total (Recast)
Net cash provided by operating activities	$39,662	$5,301	$44,963
Net cash used in investing activities	(7,425)	(1,133)	(8,558)
Net cash provided by financing activities	42,328	2,103	44,431

Net increase in cash and cash equivalents	$74,565	$6,271	$80,836

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(Unaudited)

(3) Initial Public Offering

        On May 4, 2015, the Partnership completed an IPO of 11,500,000 common units, which included a 1,500,000 common unit over-allotment option that was exercised in full by the underwriters at a price to the public of $20.00 per unit ($18.80 per common unit, net of underwriting discounts and commissions) and constituting approximately 48.3% of the Partnership's outstanding limited partner interests. The net proceeds from the IPO of approximately $215.1 million after deducting the underwriting discount and structuring fee were used to (i) repay intercompany indebtedness related to the acquisition of Green Circle in the amount of approximately $83.0 million and (ii) distribute approximately $86.7 million to the sponsor related to its contribution of assets to the Partnership in connection with the IPO, with the Partnership retaining $45.4 million for general partnership purposes, including offering expenses.

(4) Significant Risks and Uncertainties Including Business and Credit Concentrations

        The Partnership's business is significantly impacted by greenhouse gas emission and renewable energy legislation and regulations in the European Union (the "E.U.") as well as its member states. If the E.U. or its member states significantly modify such legislation or regulations, then the Partnership's ability to enter into new contracts as the current contracts expire may be materially affected.

        The Partnership's primary industrial customers are located in the United Kingdom and Belgium. Two customers accounted for 95% of the Partnership's product sales during the three months ended September 30, 2016 and 93% during the nine months ended September 30, 2016. Three customers accounted for 92% of the Partnership's product sales during the three months ended September 30, 2015 and 95% during the nine months ended September 30, 2015. The following table shows product sales to third-party customers that accounted for 10% or a greater share of product sales for:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015 (Recast)	2016	2015 (Recast)
Customer A	82%	59%	77%	54%
Customer B	13%	17%	16%	17%
Customer C	—%	16%	—%	24%

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

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(Unaudited)

(5) Property, Plant and Equipment

        Property, plant and equipment consisted of the following at:

	September 30, 2016	December 31, 2015
Land	$13,564	$13,564
Land improvements	36,596	36,431
Buildings	77,703	77,581
Machinery and equipment	341,696	338,592
Vehicles	514	515
Furniture and office equipment	2,321	2,142

	472,394	468,825
Less accumulated depreciation	(83,440)	(64,738)

	388,954	404,087
Construction in progress and capital spares	5,289	1,495

Total property, plant and equipment, net	$394,243	$405,582

        Total depreciation expense was $5.7 million and $18.5 million for the three and nine months ended September 30, 2016, respectively, and $6.0 million and $18.2 million for the three and nine months ended September 30, 2015, respectively.

(6) Inventories

        Inventories consisted of the following at:

	September 30, 2016	December 31, 2015
Raw materials and work-in-process	$8,051	$5,632
Consumable tooling	10,474	9,932
Finished goods	10,589	8,681

Total inventories	$29,114	$24,245

(7) Fair Value Measurements

        The amounts reported in the unaudited condensed consolidated balance sheets as cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, related party payables and accrued and other current liabilities approximate fair value because of the short-term nature of these instruments.

        Derivative instruments, long-term debt and short-term debt are classified as Level 2 instruments due to the usage of market prices not quoted on active markets and other observable market data. The carrying amount of the Level 2 instruments approximates fair value as of September 30, 2016 and December 31, 2015.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(Unaudited)

(8) Derivative Instruments

        The Partnership uses derivative instruments to partially offset its business exposure to foreign currency exchange and interest rate risk. The Partnership may enter into foreign currency forward and option contracts to offset some of the foreign currency exchange risk and interest rate risk on expected future cash flows on certain forecasted revenue. The Partnership's derivative instruments expose it to credit risk to the extent that hedge counterparties may be unable to meet the terms of the applicable derivative instrument. The Partnership does, however, seek to mitigate such risks by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of risk is monitored. Management does not expect material losses as a result of defaults by counterparties.

Cash Flow Hedges

  Foreign Currency Exchange Risk

        The Partnership is exposed to fluctuations in foreign currency exchange rates related to off-take contracts which require future deliveries of wood pellets to be settled in foreign currency. Deliveries under these off-take contracts are expected to begin in late 2017 and 2019, respectively. The Partnership has and may continue to enter into foreign currency forward contracts, purchased option contracts or other instruments to partially manage this risk and has designated and may continue to designate these instruments as cash flow hedges.

        For these cash flow hedges, the effective portion of the gain or loss is initially reported as a component of accumulated other comprehensive income in partners' capital and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss, if any, is reported in earnings in the current period. These derivative instruments are considered to be highly effective at inception as the critical terms of the hedging instruments match the critical terms of the forecasted revenue.

        The Partnership's outstanding cash flow hedges at September 30, 2016 expire on dates between September 15, 2017 and September 16, 2019.

  Interest Rate Risk

        The Partnership is exposed to fluctuations in interest rates on borrowings under its Senior Secured Credit Facilities. The Partnership entered into a pay-fixed, receive-variable interest rate swap in September 2016 to hedge the interest rate risk associated with Tranche A-1 and Tranche A-3 of the Senior Secured Credit Facilities and designated this instrument as a cash flow hedge. The Partnership's interest rate swap expires concurrently with the maturity of the Senior Secured Credit Facilities in April 2020. The Partnership's interest rate swap is considered to be highly effective as the critical terms of the interest rate swap match the critical terms of the debt.

        The Partnership enters into derivative instruments to manage cash flow. The Partnership does not enter into derivative instruments for speculative or trading purposes. The counterparty to the Partnership's interest rate swaps are major financial institutions.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(Unaudited)

(8) Derivative Instruments (Continued)

        The fair values of cash flow hedging instruments included in the condensed consolidated balance sheets were as follows:

	Balance Sheet Location	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Foreign currency exchange forward contracts	Prepaid and other current assets	$8	$—
Foreign currency exchange forward contracts	Other long-term assets	59	—
Foreign currency purchased option contracts	Other long-term assets	84	—
Interest rate swap	Other long-term liabilities	—	(178)

Total derivatives designated as hedging instruments		$151	$(178)

        The effects of instruments designated as cash flow hedges and the related changes in accumulated comprehensive income for the three and nine months ended September 30, 2016 were as follows:

Unrealized Gains (Losses) on Derivative Instruments
Balance as of December 31, 2015:	$—
Foreign currency exchange forward contracts:	67
Foreign currency purchased option contracts:	6
Interest rate swap	(178)

Total derivatives designated as hedging instruments	$(105)

        The notional amounts of outstanding derivative instruments designated as cash flow hedges associated with outstanding or unsettled derivative instruments as of September 30, 2016 were as follows:

Foreign exchange forward contracts	$11,520
Foreign exchange purchased option contracts	1,335
Interest rate swap	106,315

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(Unaudited)

(8) Derivative Instruments (Continued)

        The following table shows the gains and losses of the Partnership's derivative instruments designated as cash flow hedges in other comprehensive income for the three- and nine-month periods ended September 30, 2016:

Three and Nine Months Ended September 30, 2016
Gains (losses) recognized in other comprehensive income—effective portion:
Interest rate swap	$(178)
Foreign exchange forward contracts	67
Foreign exchange purchased option contracts	6

Total	$(105)

        The Partnership did not have derivative instruments designated as cash flow hedges prior to September, 2016.

(9) Goodwill and Other Intangible Assets

Intangible Assets

        Intangible assets consisted of the following at:

		September 30, 2016			December 31, 2015
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Favorable customer contracts	3 years	$8,700	$(7,467)	$1,233	$8,700	$(5,698)	$3,002
Wood pellet contract	6 years	1,750	(1,516)	234	1,750	(1,353)	397

Total intangible assets		$10,450	$(8,983)	$1,467	$10,450	$(7,051)	$3,399

        Intangible assets include favorable customer contracts associated with the acquisition of Green Circle in January 2015. The Partnership also recorded payments made to acquire a six-year wood pellet contract with a European utility in 2010 as an intangible asset. These costs are recoverable through the future revenue streams generated from the customer contracts and are closely related to the revenue from the customer contracts. The Partnership amortizes the customer contract intangible assets as deliveries are completed during the respective contract terms. During the three and nine months ended September 30, 2016, amortization of $0.7 million and $1.9 million, respectively, was included in cost of goods sold in the accompanying unaudited condensed consolidated statements of income. During the three and nine months ended September 30, 2015, these amortization amounts were $1.6 million and $5.9 million, respectively.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(Unaudited)

(9) Goodwill and Other Intangible Assets (Continued)

        The estimated aggregate maturities of amortization expense for the next five years are as follows:

October 1, 2016 through December 31, 2016	$103
Year ending December 31, 2017	1,159
Year ending December 31, 2018	205
Year ending December 31, 2019	—
Year ending December 31, 2020	—
Thereafter	—

Total	$1,467

(10) Deferred Revenue and Deposits

        Deferred revenue and deposits at September 30, 2016 primarily consists of a $5.0 million payment received in advance from a customer related to a future shipment of wood pellets, a portion of which is subject to a refund.

(11) Long-Term Debt and Capital Lease Obligations

        Long-term debt, including related party long-term debt, at carrying value which approximates fair value, and capital lease obligations are composed of the following:

	September 30, 2016	December 31, 2015
Senior Secured Credit Facilities, Tranche A-1 Advances, net of unamortized discount and debt issuance costs of $2.9 million as of September 30, 2016 and $3.6 million as of December 31, 2015, 5.10% at September 30, 2016	$93,576	$94,444
Senior Secured Credit Facilities, Tranche A-2 Advances, net of unamortized discount and debt issuance costs of $2.1 million as of September 30, 2016 and $2.5 million as of December 31, 2015, 5.25% at September 30, 2016	71,793	71,913
Senior Secured Credit Facilities, Tranche A-3 Advances, net of unamortized discount and debt issuance costs of $0.5 million as of September 30, 2016 and $0.6 million as of December 31, 2015, 5.10% at September 30, 2016	9,264	9,300
Senior Secured Credit Facilities, Tranche A-4 Advances, net of unamortized discount and debt issuance costs of $0.7 million as of September 30, 2016 and $0.9 million as of December 31, 2015, 5.25% at September 30, 2016	25,496	25,538
Other loans	5,870	6,107
Capital leases	691	329

Total long-term debt and capital lease obligations	206,690	207,631
Less current portion of long-term debt and capital lease obligations	(7,792)	(6,673)

Long-term debt and capital lease obligations, excluding current installments	$198,898	$200,958

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(Unaudited)

(11) Long-Term Debt and Capital Lease Obligations (Continued)

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

        On December 11, 2015, the Partnership entered into the First Incremental Term Loan Assumption Agreement (the "Assumption Agreement") providing for $36.5 million of incremental borrowings (the "Incremental Term Advances" and, together with the Original Credit Facilities, the "Senior Secured Credit Facilities") under the Credit Agreement. The Incremental Term Advances consist of (i) $10.0 million aggregate principal amount of Tranche A-3 advances and (ii) $26.5 million aggregate principal amount of Tranche A-4 advances. Enviva FiberCo, LLC, an affiliate and a wholly owned subsidiary of the Partnership's sponsor ("Enviva FiberCo"), became a lender pursuant to the Credit Agreement with a purchase of $15.0 million aggregate principal amount of the Tranche A-4 advances, net of a 1.0% lender fee. On June 30, 2016, Enviva FiberCo assigned all of its rights and obligations in its capacity as a lender to a third party. During the three and nine months ended September 30, 2016, the Partnership recorded $0 and $0.4 million, respectively, as interest expense related to this indebtedness.

        The Senior Secured Credit Facilities mature in April 2020. Borrowings under the Senior Secured Credit Facilities bear interest, at the Partnership's option, at either a base rate plus an applicable margin or at a Eurodollar rate (with a 1.00% floor for term loan borrowings) plus an applicable margin. Principal and interest are payable quarterly.

        The Partnership had $4.0 million of letters of credit under the revolving credit commitments as of September 30, 2016 and $5.0 million as of December 31, 2015. The letters of credit were issued in connection with contracts between the Partnership and third parties in the ordinary course of business.

        As of September 30, 2016, the Partnership was in compliance with all covenants and restrictions associated with, and no events of default existed under, the Credit Agreement. The Partnership's obligations under the Credit Agreement are guaranteed by certain of the Partnership's subsidiaries and secured by liens on substantially all of its assets.

Related Party Notes Payable

        On January 22, 2016, a non-controlling interest holder in Enviva Pellets Wiggins, LLC ("Enviva Pellets Wiggins"), which is a joint venture controlled and consolidated by the Partnership, became the holder of the $3.3 million Enviva Pellets Wiggins construction loan and working capital line. Related party interest expense associated with the related party notes payable was insignificant during the three

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(Unaudited)

(11) Long-Term Debt and Capital Lease Obligations (Continued)

and nine months ended September 30, 2016. The construction loan and working capital line outstanding principal of $3.1 million and an insignificant amount of accrued interest were repaid in full by Enviva Pellets Wiggins on the October 18, 2016 maturity date.

        In connection with the January 5, 2015 acquisition of Green Circle, the sponsor made a term advance of $36.7 million to Green Circle under a revolving note. Cottondale repaid $4.8 million of the outstanding principal on this revolving note in March 2015. The revolving note accrued interest at an annual rate of 4.0%. In connection with the acquisition of Green Circle, the sponsor also advanced its wholly owned subsidiary, Acquisition II, $50.0 million under a note payable accruing interest at an annual rate of 4.0%. During the three and nine months ended September 30, 2015, the Company incurred $0 and $1.1 million, respectively, of related party interest expense associated with the related party notes payable.

        In connection with the closing of the IPO on May 4, 2015, the related party notes payable outstanding principal of $81.9 million and related accrued interest of $1.1 million were repaid in full by the Partnership to the sponsor.

(12) Related Party Transactions

Management Services Agreement

        On April 9, 2015, the Partnership, the general partner, the Predecessor, Enviva GP, LLC and certain subsidiaries of the Predecessor (collectively, the "Service Recipients") entered into a five-year Management Services Agreement (the "MSA") with Enviva Management Company, LLC (the "Provider"), a wholly owned subsidiary of Enviva Holdings, LP, pursuant to which the Provider provides the Service Recipients with operations, general administrative, management and other services (the "Services"). Under the terms of the MSA, the Service Recipients are required to reimburse the Provider for the amount of all direct or indirect, internal or third-party expenses incurred by the Provider in connection with its provision of the Services, including without limitation: (i) the portion of the salary and benefits of the employees engaged in providing the Services reasonably allocable to the Service Recipients; (ii) the charges and expenses of any third party retained to provide any portion of the Services; (iii) office rent and expenses and other overhead costs incurred in connection with, or reasonably allocable to, providing the Services; (iv) amounts related to the payment of taxes related to the business of the Service Recipients; and (v) costs and expenses incurred in connection with the formation, capitalization, business or other activities of the Provider pursuant to the MSA.

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

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(Unaudited)

(12) Related Party Transactions (Continued)

        During the three and nine months ended September 30, 2016, cost of goods sold of $9.2 million and $26.9 million, respectively, and general and administrative expenses of $2.8 million and $8.0 million, respectively, were allocated to the Partnership under the MSA based on the nature of the expenses. At September 30, 2016, $0.6 million incurred under the MSA is included in finished goods inventory.

        During the three and nine months ended September 30, 2015, cost of goods sold of $4.9 million and $11.0 million, respectively, and general and administrative expenses of $3.3 million and $9.6 million, respectively, were allocated to the Partnership under the MSA based on the nature of the expenses.

        As of September 30, 2016, the Partnership had $4.4 million included in related party payables primarily related to the MSA. As of December 31, 2015, the Partnership had $11.0 million in related party payables which included $6.0 million primarily related to the MSA and $5.0 million due to the sponsor in connection with the Southampton Drop-Down.

Prior Management Services Agreement

        On November 9, 2012, the Predecessor entered into a six-year management services agreement (the "Prior MSA") with Enviva Holdings, LP (the "Prior Provider") to provide the Predecessor with general administrative and management services and other similar services (the "Prior Services"). Under the Prior MSA, the Predecessor incurred the following costs:

  •
  A maximum annual fee in the amount of $7.2 million could be charged by the Prior Provider. Under the Prior MSA, during the three and nine months ended September 30, 2015, the Predecessor incurred $0 and $2.2 million, respectively, for the annual fee to the Prior Provider. These amounts are included in general and administrative expenses on the unaudited condensed consolidated statement of income.

  •
  The Predecessor reimbursed the Prior Provider for all direct or indirect costs and expenses (collectively, "Reimbursable Expenses") incurred by the Prior Provider in connection with the Prior Services. During the three and nine months ended September 30, 2015, the Predecessor incurred $0 and $0.8 million, respectively, of Reimbursable Expenses payable to the Prior Provider which are included in general and administrative expenses and an insignificant amount is included in cost of goods sold.

        During the three and nine months ended September 30, 2015, the Predecessor capitalized $0 and $0.9 million, respectively, of deferred issuance costs that were paid by the Prior Provider. These costs, which consist of direct incremental legal and professional accounting fees related to the IPO, were recognized as an offset against the proceeds of the IPO.

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

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(Unaudited)

(12) Related Party Transactions (Continued)

Common Control Transactions

        On January 5, 2015, the sponsor acquired Green Circle, which owned the Cottondale plant. Acquisition I contributed Green Circle to the Partnership in April 2015 in exchange for subordinated units representing limited partner interests in the Partnership. Prior to such contribution, the sponsor converted Green Circle into a Delaware limited liability company and changed the name of the entity to "Enviva Pellets Cottondale, LLC" (see Note 1, Description of Business and Basis of Presentation).

        On December 11, 2015, the Hancock JV contributed to Enviva, LP all of the issued and outstanding limited liability interests in Southampton for total consideration of $131.0 million (see Note 1, Description of Business and Basis of Presentation).

Related Party Indebtedness and Notes Payable

        Related party indebtedness and notes payable have been included in Note 11, Long-Term Debt and Capital Lease Obligations.

Master Biomass Purchase and Sale Agreement

        On April 9, 2015, Enviva, LP and the Hancock JV entered into a Master Biomass Purchase and Sale Agreement (the "Master Agreement") pursuant to which the parties agreed to buy and sell wood pellets pursuant to biomass fuel supply confirmations. On September 26, 2016, Enviva, LP and Enviva Pellets Sampson, LLC ("Sampson"), a wholly owned subsidiary of the Hancock JV, entered into two confirmations under the Master Agreement pursuant to which Enviva, LP agreed to sell to Sampson, and Sampson agreed to sell to Enviva, LP, 140,000 MT of wood pellets. For the three and nine months ended September 30, 2016, $4.3 million of related party product sales is included in product sales.

Enviva FiberCo, LLC

        The Partnership purchases raw materials from Enviva FiberCo, LLC ("FiberCo"), a wholly owned subsidiary of the sponsor. Raw material purchases from FiberCo were $1.1 million and $2.4 million for the three and nine months ended September 30, 2016, respectively. Raw material purchases from FiberCo were insignificant during 2015.

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

        As of September 30, 2016, the only periods subject to examination for federal and state income tax returns are 2012 through 2015. The Partnership believes its income tax filing positions, including its status as a pass-through entity, would be sustained on audit and does not anticipate any adjustments

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(Unaudited)

(13) Income Taxes (Continued)

that would result in a material change to its consolidated balance sheet. Therefore, no reserves for uncertain tax positions, nor interest and penalties, have been recorded. For the three and nine months ended September 30, 2016 and 2015, no provision for federal or state income taxes has been recorded in the consolidated financial statements.

        The Partnership's consolidated statement of income for the three and nine months ended September 30, 2015 includes income tax expense of $2.7 million related to the activities of the Cottondale plant from the date of acquisition on January 5, 2015 through April 8, 2015. This amount was recorded as a capital contribution. During this period, Green Circle was a corporate subsidiary of Acquisition II. Prior to the contribution of Acquisition II to the Partnership on April 9, 2015, the financial results of Acquisition II and Green Circle were included in the consolidated federal income tax return of the tax paying entity, Acquisition I.

(14) Partners' Capital

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

Incentive Distribution Rights

        Incentive distribution rights ("IDRs") represent the right to receive increasing percentages (ranging from 15.0% to 50.0%) of quarterly distributions from operating surplus after distributions if amounts exceeding specified target distribution levels have been achieved. The general partner currently holds the IDRs, but may transfer these rights at any time.

At-the-Market Offering Program

        On August 8, 2016, the Partnership filed a prospectus supplement to the shelf registration filed with the SEC on June 24, 2016, authorizing the continuous issuance of up to $100.0 million of common units, in amounts, at prices, and on terms to be determined by market conditions and other factors at the time of the offerings. In August 2016, the Partnership entered into an equity distribution agreement (the "Equity Distribution Agreement") with certain managers pursuant to which the Partnership may offer and sell common units from time to time through one or more of the managers, subject to the terms and conditions set forth in the Equity Distribution Agreement, of up to an aggregate sales amount of $100 million (the "ATM Program").

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(Unaudited)

(14) Partners' Capital (Continued)

        During the three and nine months ended September 30, 2016, the Partnership sold approximately 223.1 common units under the Equity Distribution Agreement for net proceeds of $5.6 million, net of $0.1 million of commissions. Deferred issuance costs of approximately $0.3 million, primarily consisting of legal, accounting and other fees, were offset against the proceeds. Net proceeds from sales under the ATM Program were used for general partnership purposes. As of September 30, 2016, $94.3 million remained available for issuance under the ATM Program.

Cash Distributions to Unitholders

        Distributions that have been paid or declared related to the reporting period are considered in the determination of earnings per unit. The following table details the cash distribution paid or declared (in millions, except per unit amounts):

Quarter Ended	Declaration Date	Record Date	Payment Date	Distribution Per Unit	Total Payment to Limited Partners	Total Payment to General Partner for Incentive Distribution Rights
June 30, 2015	July 29, 2015	August 14, 2015	August 31, 2015	$0.2630	$6.3	$—
September 30, 2015	October 28, 2015	November 17, 2015	November 27, 2015	$0.4400	$10.5	$—
December 31, 2015	February 3, 2016	February 17, 2016	February 29, 2016	$0.4600	$11.4	$—
March 31, 2016	May 4, 2016	May 16, 2016	May 27, 2016	$0.5100	$12.6	$0.2
June 30, 2016	August 3, 2016	August 15, 2016	August 29, 2016	$0.5250	$13.0	$0.3
September 30, 2016	November 2, 2016	November 14, 2016	November 29, 2016	$0.5300	$13.3	$0.3

        The following provides a reconciliation of net income and the assumed allocation of net income under the two-class method for purposes of computing net income per unit for the three and nine months ended September 30, 2016:

	Three Months Ended September 30, 2016
	Common Units	Subordinated Units	General Partner	Total
	(in thousands, except per unit amounts)
Distributions declared	$6,970	$6,310	$302	$13,582
Earnings less than distributions	(345)	(204)	—	(549)

Net income attributable to partners	$6,625	$6,106	$302	$13,033

Weighted average units outstanding—basic	12,919	11,905
Weighted average units outstanding—diluted	13,480	11,905
Net income per limited partner unit—basic	$0.51	$0.51
Net income per limited partner unit—diluted	$0.50	$0.50

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(Unaudited)

(14) Partners' Capital (Continued)

	Nine Months Ended September 30, 2016
	Common Units	Subordinated Units	General Partner	Total
	(in thousands, except per unit amounts)
Distributions declared	$20,280	$18,632	$716	$39,628
Earnings less than distributions	(3,723)	(3,325)	—	(7,048)

Net income attributable to partners	$16,557	$15,307	$716	$32,580

Weighted average units outstanding—basic	12,878	11,905
Weighted average units outstanding—diluted	13,420	11,905
Net income per limited partner unit—basic	$1.28	$1.28
Net income per limited partner unit—diluted	$1.26	$1.26

        No distributions were declared or paid related to IDRs for the three and nine months ended September 30, 2015.

Accumulated Other Comprehensive Income

        Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, and gains and losses that under GAAP are included in comprehensive income but excluded from net income. The Partnership's other comprehensive income consists of unrealized gains and losses related to derivative instruments accounted for as cash flow hedges. There was no other comprehensive income for the nine months ended September 30, 2015.

        The following table presents the changes in accumulated other comprehensive income for the nine months ended September 30, 2016:

Unrealized Losses on Derivative Instruments
Balance at December 31, 2015	$—
Net unrealized losses	(105)
Reclassification of net gains (losses) to net income	—

Other comprehensive loss	$(105)

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(Unaudited)

(15) Equity-Based Awards

        The following table summarizes information regarding phantom unit awards under the Enviva Partners, LP Long-Term Incentive Plan ("LTIP") to employees of the Provider who provide the Services to the Partnership (the "Affiliate Grants"):

	Phantom Units		Performance Based Phantom Units		Total Affiliate Grant Phantom Units
	Units	Weighted Average Grant Date Fair Value (per unit)(1)	Units	Weighted Average Grant Date Fair Value (per unit)(1)	Units	Weighted Average Grant Date Fair Value (per unit)(1)
Nonvested December 31, 2015	188,121	$20.58	81,803	$20.36	269,924	$20.51
Granted	207,404	$18.32	100,171	$18.35	307,575	$18.33
Forfeitures	(30,399)	$20.12	(12,555)	$20.13	(42,954)	$20.12
Vested	—	$—	—	$—	—	$—

Nonvested September 30, 2016	365,126	$19.33	169,419	$19.19	534,545	$19.29

(1)
Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.

        The following table summarizes information regarding phantom unit awards under the LTIP to certain non-employee directors of the general partner (the "Director Grants"):

	Phantom Units		Performance Based Phantom Units		Total Director Grant Phantom Units
	Units	Weighted Average Grant Date Fair Value (per unit)(1)	Units	Weighted Average Grant Date Fair Value (per unit)(1)	Units	Weighted Average Grant Date Fair Value (per unit)(1)
Nonvested December 31, 2015	14,112	$21.26	—	$—	14,112	$21.26
Granted	17,724	$22.57	—	$—	17,724	$22.57
Forfeitures	—	$—	—	$—	—	$—
Vested	(14,112)	$21.26	—	$—	(14,112)	$21.26

Nonvested September 30, 2016	17,724	$22.57	—	$—	17,724	$22.57

(1)
Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.

        On May 4, 2016, the Director Grants that were nonvested at March 31, 2016 vested and common units were issued under the Director Grants. Director Grant phantom units valued at $0.4 million were granted May 4, 2016 and vest on the first anniversary of the grant date, May 4, 2017.

        The distribution equivalent rights ("DERs") associated with the Director Grants and the Affiliate Grants entitle the recipients to receive payments equal to any distributions made by the Partnership to

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(Unaudited)

(15) Equity-Based Awards (Continued)

the holders of common units. The DERs associated with the Director Grants and the time-based Affiliate Grants will be paid within 60 days following the record date for such distributions. The DERs associated with the performance-based Affiliate Grants will remain outstanding and unpaid from the grant date until the earlier of the settlement or forfeiture of the related phantom units. Distributions paid related to DERs for the three and nine months ended September 30, 2016 were paid by an affiliate and were $0.2 million and $0.6 million, respectively. At September 30, 2016, $0.2 million of DERs is included in related party payables. Distributions paid related to DERs for the three and nine months ended September 30, 2015 were not significant.

(16) Net Income per Limited Partner Unit

        Net income per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners' interest in net income, after deducting any incentive distributions, by the weighted-average number of outstanding common and subordinated units. Pursuant to the Partnership Agreement, the Partnership's net income is allocated to the limited partners in accordance with their respective ownership percentages, after giving effect to priority income allocations for incentive distributions, which are declared and paid following the close of each quarter to the holders of the IDRs. Earnings per unit is only calculated for the Partnership for the periods following the IPO as no units were outstanding prior to the IPO on May 4, 2015. Earnings in excess of distributions are allocated to the limited partners based on their respective ownership interests. Payments made to the Partnership's unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of earnings per unit.

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

(17) Subsequent Events

Enviva Pellets Sampson, LLC Acquisition

        On November 1, 2016, the Partnership agreed to purchase Enviva Pellets Sampson, LLC ("Sampson") from the Hancock JV for $175.0 million (the "Sampson Acquisition"). The Sampson Acquisition includes a wood pellet production plant in Sampson County, North Carolina, a ten-year, 420,000 MTPY off-take contract with DONG Energy Thermal Power A/S, a 15-year, 95,000 MTPY off-take contract with the Hancock JV, and matching third-party shipping contracts. The Partnership expects the Sampson Acquisition to close on or about January 3, 2017, subject to customary closing conditions. The Partnership will account for the Sampson Acquisition as a combination of entities under common control at historical cost in a manner similar to a pooling of interests.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except per unit amounts and unless otherwise noted)

(Unaudited)

(17) Subsequent Events (Continued)

Senior Notes Due 2021

        On November 1, 2016, the Partnership and Enviva Partners Finance Corp., a wholly owned subsidiary of the Partnership, formed on October 3, 2016 for the purpose of being the co-issuer of some of the Partnership's indebtedness, issued $300.0 million in aggregate principal amount of 8.5% senior unsecured notes due 2021 (the "Senior Notes") to eligible purchasers in a private placement under Rule 144A and Regulation S of the Securities Act of 1933, as amended. The gross proceeds from the Senior Notes were deposited into an escrow account pending completion of the acquisition of Sampson. If the Sampson Acquisition is completed, the Partnership expects to use a portion of the net proceeds from the Senior Notes, together with cash on hand and $30.0 million in common units be issued to the Hancock JV, to fund the consideration payable in connection with the Sampson Acquisition. The remainder of the net proceeds from the Senior Notes will be used to repay certain outstanding term loan indebtedness under the Partnership's Senior Secured Credit Facilities. With the repayment of such term loan indebtedness and pursuant to the Second Amendment to the Credit Agreement (the "Second Amendment"), the Partnership's revolver capacity under its Senior Secured Credit Facilities will increase from $25.0 million to $100.0 million. The Senior Notes initially will be subject to certain terms and exceptions and jointly and severally guaranteed on a senior unsecured basis by the Partnership's subsidiary guarantors.

Second Amendment to Credit Agreement

        On October 17, 2016, the Partnership entered into the Second Amendment to the Credit Agreement. The Second Amendment provides that the revolving credit commitments under the Partnership's Senior Secured Credit Facilities will increase from $25.0 million to $100.0 million upon the consummation of the Sampson Acquisition, the repayment of outstanding principal and accrued interest on the Tranche A-2 and Tranche A-4 borrowings and the receipt of certain associated deliverables.

At-the-Market Offering Program

        During October 2016, the Partnership sold approximately 58.4 common units under the Equity Distribution Agreement for net proceeds of $1.6 million.

Derivative Instruments

        On October 12, 2016, the Partnership entered into foreign currency purchased options which have been designated as cash flow hedges with an aggregate notional amount of $6.8 million and have maturities between March 15, 2018 and January 15, 2020. The Partnership paid premiums associated with the purchased options of $0.7 million and recorded the purchased options as long-term assets.

Enviva Pellets Wiggins Construction Loan and Working Capital Line

        On October 18, 2016, upon maturity, Enviva Pellets Wiggins paid in full the outstanding principal and accrued interest totaling $2.4 million related to the Enviva Pellets Wiggins construction loan and $0.7 million related to the Enviva Pellets Wiggins working capital line.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Enviva Partners, LP and its subsidiaries ("we," "us," "our," or "the Partnership") is a Delaware limited partnership formed on November 12, 2013. We conduct our operations through our wholly owned subsidiary Enviva, LP. Our sponsor is Enviva Holdings, LP (our "sponsor") and our general partner is Enviva Partners GP, LLC (our "general partner"), a wholly owned subsidiary of Enviva Holdings, LP. References to the "Predecessor" refer to Enviva, LP and its subsidiaries other than Enviva Pellets Cottondale, LLC ("Cottondale"). We completed our initial public offering (the "IPO") on May 4, 2015.

        The following discussion and analysis should be read in conjunction with Management's Discussion and Analysis in Part II—Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015 (the "2015 Form 10-K"), as filed with the U.S. Securities and Exchange Commission (the "SEC"). Our 2015 Form 10-K contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates and contractual obligations. You should also read the following discussion and analysis together with the risk factors set forth in the 2015 Form 10-K and the factors described under "Cautionary Statement Regarding Forward-Looking Information" and in Part II—Item 1.A in this Quarterly Report on Form 10-Q.

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

        Our sales strategy is to fully contract the production capacity of the Partnership. In January 2016, we entered into a contract with the Hancock JV to supply 375,000 MTPY of wood pellets (the "EVA-MGT Contract") to MGT Power's Teesside Renewable Energy Plant, which was under development. In August 2016, the EVA-MGT Contract became firm as all conditions precedent to the effectiveness of the contract were satisfied. The contract is denominated in British Pound Sterling ("GBP") with initial deliveries beginning in 2019, ramps to full supply in 2021 and continues through 2034.

        In May 2016, we entered into an off-take contract (the "Lynemouth Power Contract") to supply wood pellets to Lynemouth Power Limited ("Lynemouth Power"). Lynemouth Power is converting its coal-fired power station in the United Kingdom to consume wood pellets instead of coal. Deliveries under this contract are expected to commence in late 2017, ramp to full supply of 800,000 MTPY in 2018, and continue through the first quarter of 2027. The volumes under the Lynemouth Power Contract are denominated in U.S. Dollars, except for 160,000 MTPY that are denominated in GBP.

        Following the effectiveness of the EVA-MGT Contract, the weighted-average remaining term of our off-take contracts increased to 9.6 years as of October 1, 2016. We intend to continue expanding our business by taking advantage of the growing demand for our product that is driven by the conversion of coal-fired power generation and combined heat and power plants to co-fired or dedicated biomass-fired plants, principally in the United Kingdom and Northern Europe and, increasingly, in South Korea and Japan.

Recent Developments

Enviva Pellets Sampson, LLC Acquisition

        On November 1, 2016, we agreed to purchase Enviva Pellets Sampson, LLC ("Sampson") from the Hancock JV for $175.0 million (the "Sampson Acquisition"). The Sampson Acquisition includes a wood pellet production plant in Sampson County, North Carolina, a ten-year, 420,000 metric tons per year ("MTPY") off-take contract with DONG Energy Thermal Power A/S, a 15-year, 95,000 MTPY off-take contract with the Hancock JV, and matching third-party shipping contracts. We expect the Sampson Acquisition to close on or about January 3, 2017, subject to customary closing conditions. We will account for the Sampson Acquisition as a combination of entities under common control at historical cost in a manner similar to a pooling of interests.

Senior Notes Due 2021

        On November 1, 2016, we and Enviva Partners Finance Corp., a wholly owned subsidiary of us, formed on October 3, 2016 for the purpose of being the co-issuer of some of our indebtedness, issued $300.0 million in aggregate principal amount of 8.5% senior unsecured notes due 2021 (the "Senior Notes") to eligible purchasers in a private placement under Rule 144A and Regulation S of the Securities Act of 1933, as amended, which resulted in net proceeds of approximately $293.0 million after deducting estimated expenses and underwriting discounts of approximately $7.0 million. The gross proceeds from the Senior Notes were deposited into an escrow account pending completion of the acquisition of Sampson. If the Sampson Acquisition is completed, we expect to use a portion of the net proceeds from the Senior Notes, together with cash on hand and $30.0 million in common units to be issued to the Hancock JV, to fund the consideration payable in connection with the Sampson Acquisition. The remainder of the net proceeds from the Senior Notes will be used to repay certain outstanding term loan indebtedness under our Senior Secured Credit Facilities. With the repayment of such term loan indebtedness and pursuant to the Second Amendment to the Credit Agreement (the "Second Amendment"), our revolver capacity under the Senior Secured Credit Facilities will increase from $25.0 million to $100.0 million. The Senior Notes initially will be subject to certain terms and exceptions and jointly and severally guaranteed on a senior unsecured basis by our subsidiary guarantors.

Preliminary Estimates of Certain Key Financial Results

        Changes from the preliminary third quarter results disclosed on our Form 8-K dated October 17, 2016 relate to the accounting treatment for an agreement reached with our customer regarding a shipment in September that, after a portion thereof was discharged in October, was found to contain extraneous material. Based on the nature of the material and our control processes during production, we believe this material entered the holds of the vessel after the product left our control, during the time it was received, stored and loaded by an independent, third-party contractor at one of our non-owned terminals. The cost to remediate the product from the extraneous material primarily includes engaging a third party to sieve and scan the remaining cargo for any additional extraneous material as well as the associated logistics. The preliminary results contemplated recognition of the sale in the quarter ended September 30, 2016 and an appropriate provision for remediation. No provision for recovery under insurance or from third parties was assumed.

        Pursuant to a definitive agreement with our customer executed in late October related to the ultimate discharge of the subject vessel, title remained with our customer, but we agreed to assume the risk of loss during the remediation process. This agreement results in the reversal of the sales recognition in the amount of $6.1 million for the portion of the shipment that was not originally discharged (the "Deferred Shipment") and the related inventory remaining on our balance sheet as of the end of the third quarter. The accrual for remediation was also reversed and in its place a $0.9 million impairment of the inventory was recorded to reflect the impact of the remediation cost to return the inventory to a saleable condition. We are pursuing remedies against the third party we believe to be responsible for the remediation costs and from insurance providers, but have not recorded any potential recoveries in our third quarter results.

        The Deferred Shipment is scheduled for re-delivery in the fourth quarter. Upon re-delivery, we expect to recognize the revenue that was reversed out of our preliminary results for the third quarter. The transaction does not affect total contracted quantities under our off-take contracts with the customer.

Second Amendment to Credit Agreement

        On October 17, 2016, we entered into the Second Amendment to the Credit Agreement. The Second Amendment provides that the revolving credit commitments under our Senior Secured Credit Facilities will increase from $25.0 million to $100.0 million upon the consummation of the Sampson Acquisition, the repayment of outstanding Tranche A-2 and Tranche A-4 borrowings and the receipt of certain associated deliverables.

At-the-Market Offering Program

        On August 8, 2016, we filed a prospectus supplement to our shelf registration filed with the SEC on June 24, 2016, authorizing the continuous issuance of up to $100.0 million of common units representing limited partnership interests in the Partnership ("common units"), in amounts, at prices, and on terms to be determined by market conditions and other factors at the time of our offerings. In August 2016, we entered into an equity distribution agreement (the "Equity Distribution Agreement") with certain managers pursuant to which we may offer and sell common units from time to time through one or more of the managers, subject to the terms and conditions set forth in the Equity Distribution Agreement, of up to an aggregate sales amount of $100.0 million (the "ATM Program").

        During the three and nine months ended September 30, 2016, we sold approximately 223.1 common units under the Equity Distribution Agreement for net proceeds of $5.6 million, net of $0.1 million of commissions. Deferred issuance costs of approximately $0.3 million, primarily consisting of legal, accounting and other fees, were offset against the proceeds. Net proceeds from sales under the ATM Program were used for general partnership purposes. As of September 30, 2016, $94.3 million remained available for issuance under the ATM Program.

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

Adjusted EBITDA

        We view adjusted EBITDA as an important indicator of performance. We define adjusted EBITDA as net income or loss excluding depreciation and amortization, interest expense, income tax expense, early retirement of debt obligations, non-cash unit compensation expense, asset impairments and disposals and certain items of income or loss that we characterize as unrepresentative of our ongoing operations. Adjusted EBITDA is a supplemental measure used by our management and other users of our financial statements, such as investors, commercial banks and research analysts, to assess the financial performance of our assets without regard to financing methods or capital structure.

Distributable Cash Flow

        We define distributable cash flow as adjusted EBITDA less maintenance capital expenditures and interest expense net of amortization of debt issuance costs and original issue discount. We use distributable cash flow as a performance metric to compare the cash generating performance of the Partnership from period to period and to compare the cash generating performance for specific periods to the cash distributions (if any) that are expected to be paid to our unitholders. We do not rely on distributable cash flow as a liquidity measure.

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

	Three Months Ended September 30,
			Nine Months Ended September 30,
		2015 (Recast)
	2016		2016	2015 (Recast)
	(in thousands, except per metric ton)
Reconciliation of gross margin to adjusted gross margin per metric ton:
Metric tons sold	534	602	1,714	1,746
Gross margin	$22,920	$16,583	$58,287	$43,497
Depreciation and amortization	6,434	7,568	20,429	24,052

Adjusted gross margin	$29,354	$24,151	$78,716	$67,549

Adjusted gross margin per metric ton	$54.97	$40.12	$45.93	$38.69

	Three Months Ended September 30,
			Nine Months Ended September 30,
		2015 (Recast)
	2016		2016	2015 (Recast)
	(in thousands)
Reconciliation of distributable cash flow and adjusted EBITDA to net income:
Net income	$13,012	$8,793	$32,511	$14,169
Add:
Depreciation and amortization	6,439	7,579	20,452	24,086
Interest expense	3,365	2,910	10,095	8,715
Early retirement of debt obligation	—	—	—	4,699
Purchase accounting adjustment to inventory	—	—	—	697
Non-cash unit compensation expense	1,162	180	2,662	363
Income tax expense	—	—	—	2,667
Asset impairments and disposals	1,489	(127)	1,645	(100)
Acquisition transaction expenses	2	431	61	431

Adjusted EBITDA	25,469	19,766	67,426	55,727
Less:
Interest expense net of amortization of debt issuance costs and original issue discount	2,919	2,555	8,757	7,485
Maintenance capital expenditures	1,375	1,724	2,758	3,424

Distributable cash flow attributable to Enviva Partners, LP	21,175	15,487	55,911	44,818
Less: Distributable cash flow attributable to incentive distribution rights	302	—	716	—

Distributable cash flow attributable to Enviva Partners, LP limited partners	$20,873	$15,487	$55,195	$44,818

Factors Impacting Comparability of Our Financial Results

        Our future results of operations and cash flows may not be comparable to our historical consolidated results of operations and cash flows, principally for the following reasons:

        We issued $300.0 million in aggregate principal amount of senior unsecured notes in a private placement to eligible purchasers.    On November 1, 2016, we and Enviva Partners Finance Corp., issued $300.0 million in aggregate principal amount of 8.5% senior unsecured notes due 2021 to eligible purchasers in a private placement under Rule 144A and Regulation S of the Securities Act, as amended, which resulted in net proceeds of approximately $293.0 million after deducting estimated expenses and underwriting discounts of approximately $7.0 million. The gross proceeds from the Senior Notes were deposited into an escrow account pending completion of the acquisition of Sampson. If the Sampson Acquisition is completed, we expect to use a portion of the net proceeds from the Senior Notes, together with cash on hand and $30.0 million in common units to be issued to the Hancock JV, to fund the considerations payable in connection with the Sampson Acquisition. The remainder of the net proceeds from the Senior Notes will be used to repay certain outstanding term loan indebtedness under our Senior Secured Credit Facilities.

        We entered into the Original Credit Facilities and repaid all amounts outstanding under the Prior Senior Secured Credit Facilities and subsequently incurred additional debt.    On April 9, 2015, we entered into the Credit Agreement (as defined below) providing for an aggregate $199.5 million Original Credit Facilities (as defined below) (comprised of $99.5 million of Tranche A-1 advances, $75.0 million of Tranche A-2 advances and $25.0 million of revolving credit commitments) of which $82.2 million was used to repay all amounts outstanding under the Prior Senior Secured Credit Facilities (as defined below). On December 11, 2015, we acquired Southampton from the Hancock JV. To finance a portion of the purchase price for Southampton, we entered into the Assumption Agreement (as defined below) on December 11, 2015, providing for $36.5 million of Incremental Term Advances (as defined below) under the Credit Agreement. On October 17, 2016, we entered into the Second Amendment providing for the increase of our revolving credit commitments from $25.0 million to $100.0 million upon the consummation of the Sampson Acquisition, the repayment of outstanding principal and accrued interest on the Tranche A-2 and Tranche A-4 borrowings and the receipt of certain associated deliverables.

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

        We incur additional general and administrative expenses as a publicly traded limited partnership that we have not previously incurred.    We estimate we will incur, on an annual basis, approximately $3.0 million in general and administrative expenses as a result of the Partnership being a publicly traded limited partnership, including costs associated with compliance under the Securities Exchange Act of 1934, the preparation and distribution of annual and quarterly reports, tax returns and Schedule K-ls to our unitholders, investor relations, registrar and transfer agent fees, audit fees, incremental director and officer liability insurance costs and director and officer compensation. Actual costs could differ significantly from our estimate.

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

Contracted Backlog

        As of September 30, 2016, we had approximately $4.7 billion of product sales backlog for firm contracted product sales to major power generators. Backlog represents the revenue to be recognized under existing off-take contracts assuming that deliveries occur as specified in the contract. Expected future product sales revenue denominated in foreign currencies are included in U.S. Dollars at September 30, 2016 forward rates.

        Our expected future product sales revenue under our contracted backlog from October 1, 2016 is as follows (in millions):

Period from October 1, 2016 to December 31, 2016	$113
Year ending December 31, 2017	383
Year ending December 31, 2018 and thereafter	4,180

Total product sales contracted backlog	$4,676

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

        Distribution costs include all transport costs from our plants to our port locations, any storage or handling costs while the product remains at port and shipping costs related to the delivery of our product from our port locations to our customers. Both the strategic location of our plants and our ownership or control of our ports has allowed for the efficient and cost-effective transportation of our wood pellets. We mitigate shipping risk by entering into long-term, fixed-price shipping contracts with reputable shippers matching the terms and volumes of our off-take contracts for which we are responsible for arranging shipping. Certain of our off-take contracts include pricing adjustments for volatility in fuel prices, which allows us to pass the majority of the fuel price risk associated with shipping through to our customers.

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

Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

	Three Months Ended September 30,
	2016	2015 (Recast)	Change
	(in thousands)
Product sales	$102,557	$115,081	$(12,524)
Other revenue	7,217	1,507	5,710

Net revenue	109,774	116,588	(6,814)
Cost of goods sold, excluding depreciation and amortization	80,420	92,437	(12,017)
Depreciation and amortization	6,434	7,568	(1,134)

Total cost of goods sold	86,854	100,005	(13,151)

Gross margin	22,920	16,583	6,337
General and administrative expenses	6,545	4,954	1,591

Income from operations	16,375	11,629	4,746
Interest expense	(3,314)	(2,910)	404
Related party interest expense	(51)	—	51
Other income	2	74	(72)

Net income	13,012	8,793	4,219
Less net loss attributable to noncontrolling partners' interests	21	14	7

Net income attributable to Enviva Partners, LP	$13,033	$8,807	$4,226

Product sales

        Revenue related to product sales (either produced by us or procured from a third party) decreased by $12.5 million from $115.1 million for the three months ended September 30, 2015 to $102.6 million for the three months ended September 30, 2016. The decrease was a result of lower product sales volumes due primarily to the timing of shipments and the Deferred Shipment.

        During the three months ended September 30, 2016, product sales included $4.3 million of revenue related to the sale of approximately 26,000 MT of wood pellets under a sales agreement with the Hancock JV.

Other revenue

        Other revenue increased to $7.2 million for the three months ended September 30, 2016 from $1.5 million for the three months ended September 30, 2015 primarily due to fees earned by us related to customer requests to cancel, defer or accelerate shipments. During 2016, a third-party pellet producer committed to purchase a series of shipments of wood pellets from us on a short-term basis because it was unable to meet volume, quality and sustainability commitments under its customer contract. The third-party pellet producer then requested to delay, and then ultimately cancel, the remaining shipments of wood pellets from us in return for a $5.7 million make-whole payment. Other revenue also includes shipments purchased from and sold to third-party market participants, including, in some cases, our customers. The volume and profitability of these transactions vary based on market dislocations in supply and demand and our capacity to optimize our contracted off-take portfolio. In transactions where title and risk of loss are immediately transferred to the ultimate purchaser, revenue is recorded net of costs paid to the third-party supplier.

Cost of goods sold

        Cost of goods sold decreased to $86.9 million for the three months ended September 30, 2016 from $100.0 million for the three months ended September 30, 2015. The $13.1 million decrease was primarily attributable to lower sales volumes recognized during the three months ended September 30, 2016 due to the timing of shipments. Also contributing to the lower costs of goods sold during the three months ended September 30, 2016, were lower shipping costs and lower amortization expense.

Gross margin

        We earned gross margin of $22.9 million and $16.6 million for the three months ended September 30, 2016 and 2015, respectively. The gross margin increase of $6.3 million was primarily attributable to the following:

  •
  As discussed above under the heading "Other revenue," fees earned from a customer for a make-whole payment added $5.7 million to gross margin during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

  •
  A decrease in depreciation and amortization expense during the three months ended September 30, 2016 increased gross margin by $1.1 million as compared to the three months ended September 30, 2015. The decrease is due to lower amortization expense as acquired customer contracts reach the end of their respective contract terms.

  •
  The favorable cost position of our pellets during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 increased gross margin by $1.8 million. The improved cost position was primarily attributable to lower raw material costs as well as the mix of plants delivering into our off-take contracts during the quarter. Lower fuel costs also reduced our to-port logistics costs for all plants during the three months ended September 30, 2015.

        Offsetting the above was:

  •
  We sold approximately 534,000 MT of wood pellets during the three months ended September 30, 2016 as compared to approximately 602,000 MT during the corresponding prior year quarter. The lower volumes resulted in a gross margin decrease of $2.6 million.

Adjusted gross margin per metric ton

	Three Months Ended September 30,
	2016	2015 (Recast)	Change
	(in thousands, except per metric ton)
Reconciliation of gross margin to adjusted gross margin per metric ton:
Metric tons sold	534	602	(68)
Gross margin	$22,920	$16,583	$6,337
Depreciation and amortization	6,434	7,568	(1,134)

Adjusted gross margin	$29,354	$24,151	$5,203

Adjusted gross margin per metric ton	$54.97	$40.12	$14.85

        We earned an adjusted gross margin of $29.4 million, or $54.97 per MT, for the three months ended September 30, 2016 and an adjusted gross margin of $24.2 million, or $40.12 per MT, for the three months ended September 30, 2015. Excluding the $5.7 million of other revenue described above, we earned an adjusted gross margin of $23.7 million, or $44.39 per MT, for the three months ended September 30, 2016. The factors impacting adjusted gross margin per metric ton are detailed above under the heading "Gross margin."

General and administrative expenses

        General and administrative expenses were $6.5 million for the three months ended September 30, 2016 and $5.0 million for the three months ended September 30, 2015. For the three months ended September 30, 2016, general and administrative expenses included allocated expenses of $2.8 million that were incurred under the MSA, $1.0 million of direct expenses, $1.2 million of non-cash unit compensation expense associated with unit-based awards and $1.5 million of asset disposals. General and administrative expenses for the three months ended September 30, 2015 included $3.3 million of charges under the MSA, $1.1 million of direct expenses, $0.4 million of expenses related to the acquisition of Southampton and $0.2 million of non-cash unit compensation expense associated with unit-based awards. General and administrative expenses during the three months ended September 30, 2015 included costs associated with our transition from a private company to a publicly traded limited partnership.

Interest expense

        We incurred $3.3 million of interest expense during the three months ended September 30, 2016 and $2.9 million during the three months ended September 30, 2015. The increase in interest expense was primarily attributable to an increase in our long-term debt outstanding. Please read "—Senior Secured Credit Facilities" below.

Adjusted EBITDA

	Three Months Ended September 30,
	2016	2015 (Recast)	Change
	(in thousands)
Reconciliation of adjusted EBITDA to net income:
Net income	$13,012	$8,793	$4,219
Add:
Depreciation and amortization	6,439	7,579	(1,140)
Interest expense	3,365	2,910	455
Early retirement of debt obligation	—	—	—
Non-cash unit compensation expense	1,162	180	982
Income tax expense	—	—	—
Asset impairments and disposals	1,489	(127)	1,616
Acquisition transaction expenses	2	431	(429)

Adjusted EBITDA	$25,469	$19,766	$5,703

        We generated adjusted EBITDA of $25.5 million for the three months ended September 30, 2016 compared to $19.8 million for the three months ended September 30, 2015. The $5.7 million increase in adjusted EBITDA was attributable to the $5.2 million increase in adjusted gross margin discussed in further detail above. Also contributing to the increase in adjusted EBITDA was a $0.6 million decrease in general and administrative expenses, excluding non-cash unit compensation expense, asset disposals and acquisition transaction expenses, discussed above under the heading "General and administrative expenses."

Distributable Cash Flow

        The following is a reconciliation of adjusted EBITDA to distributable cash flow:

	Three Months Ended September 30,
	2016	2015 (Recast)	Change
	(in thousands)
Adjusted EBITDA	$25,469	$19,766	$5,703
Less:
Interest expense net of amortization of debt issuance costs and original issue discount	2,919	2,555	364
Maintenance capital expenditures	1,375	1,724	(349)

Distributable cash flow attributable to Enviva Partners, LP	21,175	15,487	5,688
Less: Distributable cash flow attributable to incentive distribution rights	302	—	302

Distributable cash flow attributable to Enviva Partners, LP limited partners	$20,873	$15,487	$5,386

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

	Nine Months Ended September 30,
	2016	2015 (Recast)	Change
	(in thousands)
Product sales	$322,249	$335,857	$(13,608)
Other revenue	14,486	4,704	9,782

Net revenue	336,735	340,561	(3,826)
Cost of goods sold, excluding depreciation and amortization	258,019	273,012	(14,993)
Depreciation and amortization	20,429	24,052	(3,623)

Total cost of goods sold	278,448	297,064	(18,616)

Gross margin	58,287	43,497	14,790
General and administrative expenses	15,954	13,347	2,607

Income from operations	42,333	30,150	12,183
Interest expense	(9,534)	(7,617)	1,917
Related party interest expense	(561)	(1,097)	(536)
Early retirement of debt obligation	—	(4,699)	(4,699)
Other income	273	99	174

Income before income tax expense	32,511	16,836	15,675
Income tax expense	—	2,667	(2,667)

Net income	32,511	14,169	18,342
Less loss attributable to noncontrolling partners' interests	69	30	39

Net income attributable to Enviva Partners, LP	$32,580	$14,199	$18,381

Product sales

        Revenue related to product sales (either produced by us or procured from a third party) decreased $13.6 million from $335.9 million for the nine months ended September 30, 2015 to $322.2 million for the nine months ended September 30, 2016. The decrease was primarily a result of an increased number of shipments under FOB contracts during the nine months ended September 30, 2016, which had the effect of reducing revenue, cost of sales and contract pricing mix. Product sales volumes during the nine months ended September 30, 2016 were slightly below the nine months ended September 30, 2015.

Other revenue

        Other revenue increased to $14.5 million for the nine months ended September 30, 2016 from $4.7 million for the nine months ended September 30, 2015 primarily due to fees earned for modifications to scheduled shipments as well as shipments purchased from and sold to third-party market participants, including, in some cases, our customers. The volume and profitability of these transactions vary based on market dislocations in supply and demand and our capacity to optimize our contracted off-take portfolio. In transactions where title and risk of loss are immediately transferred to the ultimate purchaser, revenue is recorded net of costs paid to the third-party supplier. During the nine months ended September 30, 2016, we also received a $1.7 million payment from a third-party supplier as a result of its decision to terminate a short-term wood pellet supply agreement.

Cost of goods sold

        Cost of goods sold decreased to $278.4 million for the nine months ended September 30, 2016 from $297.1 million for the nine months ended September 30, 2015. The $18.7 million decrease was primarily attributable to the aforementioned shipments under FOB contracts and lower product sales volumes. Also contributing to the decrease were lower raw material and production costs and lower amortization expense as acquired customer contracts reach the end of their respective contract terms.

Gross margin

        We earned gross margin of $58.3 million and $43.5 million for the nine months ended September 30, 2016 and 2015, respectively. The gross margin increase of $14.8 million was primarily attributable to the following:

  •
  Fees earned from a customer for modifications to scheduled shipments added $5.9 million to gross margin during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

  •
  The favorable cost position of our pellets during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 increased gross margin by $5.4 million. The improved cost position was primarily attributable to increased plant utilization and lower raw material costs. Lower fuel costs also reduced our to-port logistics costs for all plants during the nine months ended September 30, 2016.

  •
  A decrease in depreciation and amortization expense during the nine months ended September 30, 2016 increased gross margin by $3.6 million as compared to the nine months ended September 30, 2015. The decrease is due to lower amortization expense as acquired customer contracts reach the end of their respective contract terms.

  •
  Shipments purchased from and sold to third-party market participants, included in other revenue, contributed to an increase of $2.0 million during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

  •
  A $1.7 million termination payment received from a third-party supplier during the nine months ended September 30, 2016 is included in other revenue that did not occur in the prior period.

        Offsetting the above was:

  •
  A $3.4 million decrease in gross margin due to contract price mix for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

Adjusted gross margin per metric ton

	Nine Months Ended September 30,
	2016	2015 (Recast)	Change
	(in thousands, except per metric ton)
Reconciliation of gross margin to adjusted gross margin per metric ton:
Metric tons sold	1,714	1,746	(32)
Gross margin	$58,287	$43,497	$14,790
Depreciation and amortization	20,429	24,052	(3,623)

Adjusted gross margin	$78,716	$67,549	$11,167

Adjusted gross margin per metric ton	$45.93	$38.69	$7.24

        We earned an adjusted gross margin of $78.7 million, or $45.93 per metric ton, for the nine months ended September 30, 2016 and an adjusted gross margin of $67.5 million, or $38.69 per metric ton, for the nine months ended September 30, 2015. Excluding the $5.9 million of other revenue described above, we earned an adjusted gross margin of $72.8 million, or $42.50 per MT, for the nine months ended September 30, 2016. The factors impacting adjusted gross margin are detailed above under the heading "Gross margin."

General and administrative expenses

        General and administrative expenses were $15.9 million for the nine months ended September 30, 2016 and $13.3 million for the nine months ended September 30, 2015. For the nine months ended September 30, 2016, general and administrative expenses included allocated expenses of $8.0 million that were incurred under the MSA, $3.6 million of direct expenses, $2.7 million of non-cash unit compensation expense associated with unit-based awards and $1.6 million of asset disposals. For the nine months ended September 30, 2015, general and administrative expenses included allocated and direct expenses of $9.6 million that were incurred under the MSA. During the nine months ended September 30, 2015, we incurred $2.5 million of direct expenses, $0.4 million of accounting, legal and other expenses related to our reorganization activities, $0.4 million of expenses related to the acquisition of Southampton and $0.4 million of non-cash unit compensation expense associated with unit-based awards. The increase in general and administrative expenses is primarily related to the non-cash unit compensation expense associated with unit-based awards costs and the asset disposals during the nine months ended September 30, 2016. Additionally, the nine months ended September 30, 2016 include costs associated with being a publicly traded limited partnership, including preparation and distribution of annual and quarterly reports, tax returns and Schedule K-ls to our unitholders, investor relations, registrar and transfer agent fees, audit fees, incremental director and officer liability insurance costs and director and officer compensation expense.

Interest expense

        We incurred $9.5 million of interest expense during the nine months ended September 30, 2016 and $7.6 million during the nine months ended September 30, 2015. The increase in interest expense was primarily attributable to an increase in our long-term debt outstanding. Please read "—Senior Secured Credit Facilities" below.

Related party interest expense

        On December 11, 2015, under our Senior Secured Credit Facilities, we obtained incremental borrowings in the amount of $36.5 million. Enviva FiberCo, LLC, an affiliate and a wholly owned subsidiary of our sponsor ("Enviva FiberCo"), became a lender with the purchase of $15.0 million aggregate principal amount of the incremental borrowing advances. On June 30, 2016, Enviva FiberCo assigned all of its rights and obligations in its capacity as a lender to a third party. During the nine months ended September 30, 2016, we incurred $0.4 million of related party interest expense associated with this related party debt.

        In connection with the January 5, 2015 acquisition of Green Circle, the sponsor made a term advance of $36.7 million to Green Circle under a revolving note and advanced Acquisition II $50.0 million under a note payable. Cottondale repaid $4.8 million of the outstanding principal of the term advance in March 2015. As a result of the sponsor's contribution of Acquisition II, which owned Cottondale, to the Partnership on April 9, 2015, we recorded $81.9 million of outstanding principal and $0.9 million of accrued interest related to the term advance and note payable. In connection with the closing of the IPO on May 4, 2015, we repaid the term advance and note payable outstanding principal of $81.9 million and accrued interest of $1.1 million to the sponsor. We incurred $1.1 million of related party interest expense for the term advance and note payable during the nine months ended September 30, 2015.

Early retirement of debt obligation

        We incurred a $4.7 million charge during the nine months ended September 30, 2015 related to the write-off of debt issuance costs and original issue discount associated with the Prior Senior Secured Credit Facilities. The amounts, previously amortized over the term of the debt, were expensed on April 9, 2015 when we repaid all amounts outstanding under the Prior Senior Secured Credit Facilities.

Income tax expense

        During the nine months ended September 30, 2016, we incurred no income tax expense. During the nine months ended September 30, 2015, we incurred income tax expense of $2.7 million related to the separate activity of the Cottondale plant, from the date of its acquisition by our sponsor on January 5, 2015 through April 8, 2015. During this period, the Cottondale plant was a corporate subsidiary of Acquisition II, a wholly owned corporate subsidiary of Enviva Acquisition I, LLC ("Acquisition I"), which was the corporate parent of the consolidated group. On April 7 and 8, 2015, Cottondale and Acquisition II, respectfully, converted to limited liability companies. Prior to the contribution of Acquisition II to the Partnership on April 9, 2015, the financial results of Acquisition II and Cottondale were included in the consolidated federal income tax return of the tax-paying entity, Acquisition I.

Adjusted EBITDA

	Nine Months Ended September 30,
	2016	2015 (Recast)	Change
	(in thousands)
Reconciliation of adjusted EBITDA to net income:
Net income	$32,511	$14,169	$18,342
Add:
Depreciation and amortization	20,452	24,086	(3,634)
Interest expense	10,095	8,715	1,380
Early retirement of debt obligation	—	4,699	(4,699)
Purchase accounting adjustment to inventory	—	697	(697)
Non-cash unit compensation expense	2,662	363	2,299
Income tax expense	—	2,667	(2,667)
Asset impairments and disposals	1,645	(100)	1,745
Acquisition transaction expenses	61	431	(370)

Adjusted EBITDA	$67,426	$55,727	$11,699

        We generated adjusted EBITDA of $67.4 million for the nine months ended September 30, 2016 compared to $55.7 million for the nine months ended September 30, 2015. The $11.7 million improvement in adjusted EBITDA was primarily attributable to the $11.2 million increase in adjusted gross margin discussed in further detail above under the heading "Gross margin."

Distributable Cash Flow

        The following is a reconciliation of adjusted EBITDA to distributable cash flow:

	Nine Months Ended September 30,
	2016	2015 (Recast)	Change
	(in thousands)
Adjusted EBITDA	$67,426	$55,727	$11,699
Less:
Interest expense net of amortization of debt issuance costs and original issue discount	8,757	7,485	1,272
Maintenance capital expenditures	2,758	3,424	(666)

Distributable cash flow attributable to Enviva Partners, LP	55,911	44,818	11,093
Less: Distributable cash flow attributable to incentive distribution rights	716	—	716

Distributable cash flow attributable to Enviva Partners, LP limited partners	$55,195	$44,818	$10,377

Liquidity and Capital Resources

Overview

        We expect our sources of liquidity to include cash generated from operations, borrowings under our Senior Secured Credit Facilities and, from time to time, debt and equity offerings. We operate in a capital-intensive industry, and our primary liquidity needs are to fund working capital, service our debt, maintain cash reserves, finance maintenance capital expenditures and pay distributions. We believe cash generated from our operations will be sufficient to meet the short-term working capital requirements of our business. However, future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors beyond our control. Our minimum quarterly distribution is $0.4125 per common and subordinated unit per quarter, which equates to approximately $10.3 million per quarter, or approximately $41.2 million per year, based on the number of common and subordinated units outstanding as of October 31, 2016, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses. Because it is our intent to distribute at least the minimum quarterly distribution on all of our units on a quarterly basis, we expect that we will rely upon external financing sources, including bank borrowings and the issuance of debt and equity securities, to fund future acquisitions.

Noncash Working Capital

        Noncash working capital is the amount by which current assets, excluding cash, exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. Our noncash working capital was $25.6 million at September 30, 2016 and $24.6 million at December 31, 2015. The primary components of changes in noncash working capital were the following:

  Accounts receivable, net and related party receivables

        Accounts receivable, net of allowance for doubtful accounts, decreased noncash working capital by $7.2 million during the nine months ended September 30, 2016 as compared to December 31, 2015, primarily due to the timing, volume and size of product shipments. This decrease was partially offset by an increase in related party receivables of $1.0 million due to the timing of payments under the MSA.

  Inventories

        Our inventories consist of raw materials, work-in-process, consumable tooling and finished goods. Inventories increased to $29.1 million at September 30, 2016 from $24.2 million at December 31, 2015. The $4.9 million increase was primarily attributable to an increase in our finished goods resulting from the timing, volume and size of product shipments and an increase in raw material inventories to support planned production levels.

  Accounts payable, related party payables and accrued and other current liabilities

        Accounts payable, related party payables and accrued and other current liabilities increased noncash working capital by $8.6 million at September 30, 2016 compared to December 31, 2015. The increase was primarily attributable to a $6.5 million decrease in related party payables, offset by an increase in certain current liabilities due to the timing and volume of shipments. Related party payables primarily included amounts related to the MSA of $4.4 million and $6.0 million, respectively, at September 30, 2016 and December 31, 2015. Related party payables at December 31, 2015 also included $5.0 million related to our sponsor's contribution of its interest in Southampton.

  Deferred revenue and deposits

        The increase in deferred revenue and deposits at September 30, 2016 as compared to December 31, 2015 decreased noncash working capital by $4.5 million and was primarily attributable to a payment received in advance from a customer related to a future shipment of wood pellets, a portion of which is subject to a refund.

Cash Flows

        The following table sets forth a summary of our net cash flows from operating, investing and financing activities for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015 (Recast)
	(in thousands)
Net cash provided by operating activities	$67,612	$44,963
Net cash used in investing activities	(7,813)	(8,558)
Net cash (used in) provided by financing activities	(40,578)	44,431

Net increase in cash and cash equivalents	$19,221	$80,836

Cash Provided by Operating Activities

        Net cash provided by operating activities was $67.6 million for the nine months ended September 30, 2016 compared to $45.0 million for the nine months ended September 30, 2015. The increase of $22.6 million was primarily attributable to the following:

        An increase in operating assets and liabilities, net, of $10.8 million during the nine months ended September 30, 2016 compared to the corresponding period in 2015 was a source of operating cash. This increase was primarily attributable to changes in accounts receivable, other long-term assets and deferred revenue and deposits during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, partially offset by changes in accounts payable, including related party payables, and accrued expenses. The change in other long-term assets is primarily related to the return of a $6.7 million deposit in accordance with the terms of a customer contract. The change in accounts receivable was a function of the timing and size of product shipments during the nine months ended September 30, 2016. The change in deferred revenue and deposits is due to a payment received from a customer for a shipment of wood pellets.

  •
  An increase in net income, excluding depreciation and amortization, non-cash unit compensation expense and loss on disposals of plant, property and equipment, of $18.8 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase in net income was attributable to the factors detailed above under "—Results of Operations."

        Offsetting the above were the following items that occurred during the nine months ended September 30, 2015 but did not recur during the nine months ended September 30, 2016:

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

Cash Used in Investing Activities

        Net cash used in investing activities decreased by $0.7 million for the nine months ended September 30, 2016 as compared to the corresponding period in 2015. The decrease during the nine months ended September 30, 2016 related primarily to the payment of $3.6 million of transaction costs during the nine months ended September 30, 2015 related to the acquisition of Cottondale, which was partially offset by an increase in property, plant and equipment purchases during the nine months ended September 30, 2016. Of the $7.7 million used for purchases of property, plant and equipment during the nine months ended September 30, 2016, approximately $5.0 million related to projects intended to increase the production capacity of our plants. The remaining $2.8 million was used to maintain our equipment and machinery.

Cash (Used in) Provided by Financing Activities

        Net cash used in financing activities was $40.6 million for the nine months ended September 30, 2016 compared to $44.4 million of net cash provided by financing activities for the nine months ended September 30, 2015. Net cash used in financing activities during the nine months ended September 30, 2016 included $37.8 million of cash distributions to unitholders and a $5.0 million distribution to our sponsor in connection with the acquisition of Enviva Pellets Southampton, LLC in a transaction among entities under common control. Partially offsetting were net proceeds from the sale of common units under our ATM program of $5.6 million. During the nine months ended September 30, 2015, borrowings under the Original Credit Facilities and our IPO proceeds totaled $387.6 million. Except for a portion retained for general partnership purposes, the aggregate amount was used to pay debt issuance costs and to repay the Prior Senior Secured Credit Facilities and related party notes totaling $187.5 million as well as to distribute $174.6 million to our sponsor.

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

        As of September 30, 2016, our total debt to consolidated EBITDA was 2.08:1.00, which was less than the maximum ratio of 4.25:1.00. As of September 30, 2016, we were in compliance with all covenants and restrictions associated with, and no events of default existed under, the Credit Agreement. The obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and secured by liens on substantially all of our and their assets.

        On December 11, 2015, Enviva FiberCo became a lender pursuant to the Credit Agreement with a purchase of $15.0 million aggregate principal amount of the Tranche A-4 advances, net of a 1.0% lender fee. On June 30, 2016, Enviva FiberCo assigned all of its rights and obligations in its capacity as a lender under the Credit Agreement to a third party.

        On October 17, 2016, we entered into the Second Amendment. The Second Amendment to our Credit Agreement. The Second Amendment provides that the revolving credit commitments under our Senior Secured Credit Facilities will increase from $25.0 million to $100.0 million upon the consummation of the Sampson Acquisition, the repayment of outstanding principal interest on the Tranche A-2 and Tranche A-4 borrowings and the receipt of certain associated deliverables.

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

At-the-Market Offering Program

        On August 8, 2016, we filed a prospectus supplement to our shelf registration filed with the SEC on June 24, 2016, authorizing the continuous issuance of up to $100.0 million of common units, in amounts, at prices, and on terms to be determined by market conditions and other factors at the time of our offerings. In August 2016, we entered into the Equity Distribution Agreement with certain managers pursuant to which we may offer and sell common units from time to time through one or more of the managers, subject to the terms and conditions set forth in the Equity Distribution Agreement, of up to an aggregate sales amount of $100.0 million.

        During the three and nine months ended September 30, 2016, we sold approximately 223.1 common units under the Equity Distribution Agreement for net proceeds of $5.6 million, net of $0.1 million of commissions. Deferred issuance costs of approximately $0.3 million, primarily consisting of legal, accounting and other fees, were offset against the proceeds. Net proceeds from sales under the ATM Program were used for general partnership purposes. As of September 30, 2016, $94.3 million remained available for issuance under the ATM Program.

Senior Notes Due 2021

        On November 1, 2016, we and Enviva Partners Finance Corp., issued $300.0 million in aggregate principal amount of 8.5% senior unsecured notes due 2021 (the "Senior Notes") to eligible purchasers in a private placement under Rule 144A and Regulation S of the Securities Act of 1933, as amended, which resulted in net proceeds of approximately $293.0 million after deducting estimated expenses and underwriting discounts of approximately $7.0 million. The gross proceeds from the Senior Notes were deposited into an escrow account pending completion of the acquisition of Sampson. If the Sampson Acquisition is completed, we expect to use a portion of the net proceeds from the Senior Notes, together with cash on hand and $30.0 million in common units to be issued to the Hancock JV, to fund the consideration payable in connection with the Sampson Acquisition. The remainder of the net proceeds from the Senior Notes will be used to repay certain outstanding term loan indebtedness under our Senior Secured Credit Facilities. With the repayment of certain term loan indebtedness and pursuant to the Second Amendment to the Credit Agreement, our revolver capacity under the senior Secured Credit Facilities will increase from $25.0 million to $100.0 million. The Senior Notes initially will be subject to such terms and exceptions and jointly and severally guaranteed on a senior unsecured basis by our subsidiary guarantors.

Off-Balance Sheet Arrangements

        As of September 30, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

        In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation—Stock Compensation. The new standard identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The new guidance is effective for public entities for fiscal year and interim periods within those fiscal years beginning after December 31, 2016. The Partnership does not expect the adoption of the new standard to have a material effect on the accounting for the Partnership's equity awards.

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

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The new standard provides new guidance on the recognition of revenue and states that an entity should recognize revenue when control of the goods or services transfers to the customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The new standard also requires significantly expanded disclosure regarding qualitative and quantitative information about the nature, timing and uncertainty of revenue and cash flow arising from contracts with customers. On July 9, 2015, the FASB approved a one-year delay in the effective date of ASU No. 2014-09. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers—Principal versus Agent Considerations. The new standard clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers—Identifying Performance Obligations and Licensing. The new standard clarifies the guidance for identifying performance obligations. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606), which provides narrow scope improvements and practical expedients related to ASU No. 2014-09. The improvements address completed contracts and contract modifications at transition, noncash consideration, the presentation of sales taxes and other taxes collected from customers, and assessment of collectability when determining whether a transaction represents a valid contract. ASU No. 2014-09 permits the application retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU at the date of initial application. We have determined that we will not early adopt the ASU and are in the process of reviewing our long-term off-take contracts to identify performance obligations. We have not determined whether the adoption will have a material impact on our consolidated financial statements and have not determined which implementation method will be adopted, however, we expect to make this determination in the fourth quarter of 2016.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        The information about market risks for the nine months ended September 30, 2016 does not differ materially from that disclosed in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk" in our 2015 Form 10-K, other than as described below:

Interest Rate Risk

        At September 30, 2016, our total debt, net had a carrying value of $206.7 million, which approximates fair value.

        We are exposed to interest rate risk on borrowings under our Senior Secured Credit Facilities. As of September 30, 2016, $200.1 million, net of unamortized discount and debt issuance costs of $6.3 million, of our total debt related to borrowings under our Senior Secured Credit Facilities.

        Borrowings under the Senior Secured Credit Facilities bear interest, at our option, at either a base rate plus an applicable margin or at a Eurodollar rate (with a 1.00% floor for term loan borrowings) plus an applicable margin. The applicable margin is (i) for Tranche A-1 and A-3 base rate borrowings, 3.10% through April 2017, 2.95% thereafter through April 2018 and 2.80% thereafter, (ii) for Tranche A-1 and A-3 Eurodollar rate borrowings, 4.10% through April 2017, 3.95% thereafter through April 2018 and 3.80% thereafter, (iii) for Tranche A-2 and A-4 base rate borrowings and revolving facility base rate borrowings, 3.25% and (iv) for Tranche A-2 and A-4 Eurodollar rate borrowings and revolving facility Eurodollar rate borrowings, 4.25%. To manage our exposure to fluctuations in interest rates under our Senior Secured Credit Facilities, we may enter into interest rate swaps.

        In September 2016, we entered into a pay-fixed, receive-variable interest rate swap agreement to fix a portion of our exposure to fluctuations in LIBOR based interest rates under our Senior Secured Credit Facilities. The interest rate swap was designated as a cash flow hedge of the associated cash outflows. Therefore, gains and losses resulting from fair value adjustments to the interest rate swaps are recorded in other comprehensive income (loss). The notional amount, interest payments and maturity date of the interest rate swap match the terms of Tranche A-1 and Tranche A-3 of our Senior Secured Credit Facilities. The interest rate swap commenced on September 30, 2016 and expires in April 2020. The notional amount of interest rate swap outstanding at September 30, 2016 was $106.3 million.

        Changes in the overall level of interest rates affect the interest expense that we recognize in our unaudited condensed consolidated statements of income related to borrowings under Tranche A-2 and Tranche A-4 of our Senior Secured Credit Facilities. An interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. Based on $100.1 million outstanding principal under Tranche A-2 and Tranche A-4 of the Senior Secured Credit Facilities as of September 30, 2016, if LIBOR-based interest rates increased by 100 basis points, our interest expense would have increased annually by approximately $0.9 million.

Foreign Currency Exchange Risk

        We are exposed to fluctuations in foreign currency exchange rates related to two customer contracts pursuant to which deliveries of wood pellets will be settled in either GBP or a combination of U.S. Dollars and GBP. Deliveries under one of these contracts, the EVA-MGT Contract do not begin until 2019 and deliveries under the Lynemouth Power Contract begin in late 2017. In September 2016, we entered into forward contracts and purchased options to hedge a portion of our forecasted revenue for these customer contracts. We have designated and accounted for the forward contracts and purchased options as cash flow hedges of anticipated foreign currency denominated revenue and, therefore, the effective portion of the changes in fair value on these instruments will be recorded as a component of accumulated other comprehensive income in partners' capital and will be reclassified to revenue in the consolidated statements of income in the same period in which the underlying revenue transactions occur.

        As of September 30, 2016, we had notional amounts of 12.9 million GBP under foreign currency contracts that expire between September 15, 2017 and September 16, 2019. At September 30, 2016, the unrealized gain associated with these open contracts of approximately $0.1 million is included in other comprehensive income.

        We do not utilize foreign exchange contracts for speculative or trading purposes. There can be no assurance that our hedging operations or other exchange rate practices, if any, will eliminate or substantially reduce risks associated with fluctuating exchange rates.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our general partner. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2016, the end of the period covered by this report.

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

        During the quarter ended September 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we do not believe that we are a party to any litigation that will have a material adverse impact on our financial condition or results of operations.

Item 1A.    Risk Factors

         Our use of foreign currency and interest rate hedging contracts may result in fluctuations in our cash flows which could have an adverse effect on our financial condition and results of operations

        We recently began to use hedging transactions with respect to certain of our off-take contracts which are, in part or in whole, denominated in GBP, as well as an interest rate swap with respect to a portion of the outstanding balance related to our Senior Secured Credit Facilities, to achieve more predictable cash flow and to reduce our exposure to foreign currency exchange and interest rate fluctuations. We currently do not hedge a significant portion of our overall revenue pursuant to our off-take contracts.

        Fluctuations in foreign currency exchange rates could be material to us depending upon, among other things, the currency denominations of our off-take contracts. In particular, we will in the future be sensitive to fluctuations in currency exchange rates between the U.S. Dollar and the GBP as sales under the EVA-MGT Contract are denominated in GBP and sales under the Lynemouth Power Contract are denominated in U.S. Dollars and GBP. Deliveries under the EVA-MGT Contract do not begin until 2019 and deliveries under the Lynemouth Power Contract begin in late 2017. Although the use of hedging transactions limits our downside risk, their use may also limit future revenues, for example with respect to our off-take contracts.

        There may be instances in which costs and revenue will not be matched with respect to currency denomination. As a result, to the extent that existing and future off-take contracts are not denominated in U.S. Dollars, it is possible that increasing portions of revenue, costs, assets and liabilities will be subject to fluctuations in foreign currency valuations. Furthermore, while we have entered into hedging transactions in order to minimize our exposure to fluctuations in foreign currency exchange and interest rates, our derivatives expose us to credit risk to the extent that counterparties may be unable to meet the terms of our hedging agreements. There can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in foreign currency exchange or interest rates.

         Our level of indebtedness may increase and reduce our financial flexibility.

        On November 1, 2016, we issued $300.0 million senior unsecured notes due 2021. In the future, we may incur additional indebtedness in order to make acquisitions or to develop our properties. Our level of indebtedness could affect our operations in several ways, including the following:

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

        Except as otherwise described herein, there have been no material changes from the risk factors disclosed in the section entitled "Risk Factors" in our Quarterly report on Form 10-Q for the quarter ended June 30, 2016 and our 2015 Form 10-K.

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

Date: November 3, 2016

ENVIVA PARTNERS, LP
By:	Enviva Partners GP, LLC, its general partner
By:	/s/ STEPHEN F. REEVES
	Name:	Stephen F. Reeves
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Exhibit Number		Description
2.1		Contribution Agreement by and between Enviva Wilmington Holdings, LLC and Enviva Partners, LP dated December 11, 2015 (Exhibit 2.1, Form 8-K filed December 17, 2015, File No. 001-37363)
3.1		Certificate of Limited Partnership of Enviva Partners, LP (Exhibit 3.1, Form S-1 Registration Statement filed October 28, 2014, File No. 333-199625)
3.2		First Amended and Restated Agreement of Limited Partnership of Enviva Partners, LP, dated May 4, 2015, by Enviva Partners GP, LLC (Exhibit 3.1, Form 8-K filed May 4, 2015, File No. 001-37363)
10.1		Second Amended and Restated Employment Agreement between Edward R. Smith and Enviva Management Company, LLC, dated August 19, 2016 (Exhibit 10.1, Form 8-K filed August 25, 2016, File No. 001-37363)
10.2
Purchase Agreement, dated as of October 20, 2016, by and among Enviva Partners, LP, Enviva Partners Finance Corp., the subsidiary guarantors party thereto and J.P. Morgan Securities LLC, as representative of the initial purchasers named therein (Exhibit 10.1, Form 8-K filed October 24, 2016, File No. 001-37363)
10.3
Second Amendment to Credit Agreement and First Amendment to Guarantee and Collateral Agreement, dated as of October 17, 2016, by and among Enviva Partners, LP, as borrower, certain subsidiaries of Enviva Partners, LP, as guarantors, the lenders party thereto, the increasing revolving lenders party thereto and Barclays Bank PLC, as administrative agent and collateral agent (Exhibit 10.2, Form 8-K filed October 24, 2016, File No. 001-37363)
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