Form 10-K
period 2016-12-31
Enviva Partners, LP
filed 2017-02-28
CIK 1592057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

         Indicate by check mark if the registrant is not required to file reports pursuant to Section ffAiu13 or 15(d) of the Act. Yes ☐    No ☒

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the common units held by non-affiliates of the registrant as of June 30, 2016 was approximately $262.2 million, based upon a closing price of $22.76 per common unit as reported on the New York Stock Exchange on such date.

         As of February 15, 2017, 14,393,055 common units and 11,905,138 subordinated units were outstanding.

Documents Incorporated by Reference: None.

 ENVIVA PARTNERS, LP
ANNUAL REPORT ON FORM 10-K

i

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

  •
  our ability to complete acquisitions, including acquisitions from our sponsor, and realize the anticipated benefits of such acquisitions;

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

  •
  labor disputes;

  •
  inability of our customers to take delivery of products;

  •
  changes in the price and availability of transportation;

  •
  changes in foreign currency exchange rates;

  •
  changes in interest rates;

  •
  failure of our hedging arrangements to effectively reduce our exposure to interest and foreign currency exchange rate risk;

  •
  risks related to our indebtedness;

  •
  customer rejection due to our failure to maintain effective quality control systems at our production plants and deep-water marine terminals;

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

        CIF: Cost, Insurance and Freight. Where a contract for the sale of goods contains CIF shipping terms, the seller is obligated to procure and pay the costs, including insurance and freight, necessary to bring the goods to the named port of destination, but title and risk of loss are transferred from the seller to the buyer when the goods pass the ship's rail in the port of shipment.

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

 PART I

ITEM 1.    BUSINESS

        References in this Annual Report to the "Predecessor," "our Predecessor," "we," "our," "us" or like terms for periods prior to April 9, 2015 refer to Enviva, LP and its subsidiaries (other than Enviva Pellets Cottondale, LLC ("Cottondale")). References to the "Partnership," "we," "our," "us" or like terms for periods on and after April 9, 2015 refer to Enviva Partners, LP and its subsidiaries. References to "our sponsor" refer to Enviva Holdings, LP, and, where applicable, its wholly owned subsidiaries Enviva MLP Holdco, LLC and Enviva Development Holdings, LLC. References to "our General Partner" refer to Enviva Partners GP, LLC, a wholly owned subsidiary of Enviva Holdings, LP. References to "Enviva Management" refer to Enviva Management Company, LLC, a wholly owned subsidiary of Enviva Holdings, LP, and references to "our employees" refer to the employees of Enviva Management. References to the "Hancock JV" refer to Enviva Wilmington Holdings, LLC, a joint venture between our sponsor, Hancock Natural Resource Group, Inc. and certain other affiliates of John Hancock Life Insurance Company. Please read Cautionary Statement Regarding Forward-Looking Statements on page 1 and Item 1A. "Risk Factors" for information regarding certain risks inherent in our business.

Overview

        We are the world's largest supplier by production capacity of utility-grade wood pellets to major power generators. Since our entry into this business in 2010, we have executed multiple long-term, take-or-pay off-take contracts with utilities and large scale power generators and have built and acquired the production and terminaling capacity necessary to serve them. Our existing production constitutes approximately 14% of current global utility-grade wood pellet production capacity and the product we deliver to our customers typically comprises a material portion of their fuel supply. We own and operate six industrial-scale production plants in the Southeastern United States that have a combined wood pellet production capacity of 2.8 million metric tons per year ("MTPY"). Four of our production plants are new facilities that we constructed using our templated design and standardized equipment. A fifth plant, our largest in terms of production capacity, has been in operation since 2008. We also own a dry-bulk, deep-water marine terminal at the Port of Chesapeake (the "Chesapeake terminal") that reduces our storage and shiploading costs and enables us to reliably supply our customers. All of our facilities are located in geographic regions with low input costs and favorable transportation logistics. Owning these cost-advantaged, fully-contracted assets in a rapidly expanding industry provides us with a platform to generate stable and growing cash flows that we anticipate will enable us to increase our per-unit cash distributions over time, which is our primary business objective.

        We were formed on November 12, 2013 as a wholly owned subsidiary of our sponsor. On April 9, 2015, our sponsor contributed some but not all of our Predecessor's assets and liabilities to us. On May 4, 2015, we completed an initial public offering (the "IPO") of common units representing limited partner interests in the Partnership. Our assets and operations are organized into a single reportable segment and are all located and conducted in the United States. Please read Part II, Item 8. "Financial Statements and Supplementary Data—Note 1, Description of Business and Basis of Presentation" for further discussion regarding our formation and organization.

Industry Overview

        Our principal product, utility-grade wood pellets, is a globally traded energy commodity that is used as a substitute for coal in both dedicated and co-fired power generation and combined heat and power plants. It enables major power generators to profitably generate electricity in a manner that reduces the overall cost of compliance with mandatory GHG emissions limits and renewable energy targets while also allowing countries to diversify their sources of electricity supply.

        Unlike intermittent sources of renewable generation like wind and solar power, wood pellet-fired plants are capable of meeting baseload electricity demand and are dispatchable (that is, power output can be switched on or off or adjusted based on demand). As a result, utilities and major power generators in Europe and Asia have made and continue to make long-term, profitable investments in power-plant conversions and new builds of generating assets that either co-fire wood pellets with coal or are fully dedicated wood pellet-fired plants. Such developments help generators in European and Asian markets maintain and increase baseload generating capacity, comply with binding climate change regulations and other emissions reduction targets and increase renewable energy usage at a lower cost to consumers and taxpayers than other forms of energy generation.

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

        There also continues to be significant growth in the European and Asian demand for wood pellets as the preferred fuel source and lower-cost alternative to delivered fossil fuels for district heating loops, for heating homes and commercial buildings and for the production of process heat at industrial sites. Increasingly, wood pellets are also being sought as a raw material input for bio-based substitutes for traditional fossil fuel-based fuels and chemicals. As these markets further develop, there will continue to be opportunities for utility-grade wood pellet producers to serve this growing demand.

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

Recent Developments

Japanese Market

        In addition to growing demand in Europe for our product, we believe there will be strong demand for wood pellets in Japan due to the government's drive toward reducing carbon emissions and a general shortfall in the supply of power from sources that reduce carbon emissions due to challenges with the country's nuclear power fleet. Nearly 3.2 gigawatts of biomass-fired capacity, implying demand of more than 10.0 million MTPY of biomass, have been approved through Japan's feed-in-tariff program, of which approximately 500 megawatts are commissioned. Power plant operators, project sponsors, and major trading houses are looking to secure long-term supply agreements with reliable counterparties. Because of the low marginal cost of fiber combined with low long-term bulk shipping prices, the Southeastern United States is one of the most competitive sources of biomass for Japan, and we expect that trade flow will create significant opportunities for the U.S. wood pellet industry.

Sampson Drop-Down

        On December 14, 2016, we consummated the acquisition of all the issued and outstanding limited liability company interests of Enviva Pellets Sampson, LLC ("Sampson"), along with off-take contracts and related shipping contracts described below. We refer to this transaction as the "Sampson Drop-Down."

        Sampson owns a wood pellet production plant located in Sampson County, North Carolina, that is expected to produce 500,000 MTPY of wood pellets in 2017 and to reach its full production capacity of approximately 600,000 MTPY in 2019. The Sampson Drop-Down also included a ten-year, 420,000 MTPY take-or-pay off-take contract with DONG Energy Thermal Power A/S ("DONG Energy"), a 15-year, 95,000 MTPY off-take contract with the Hancock JV and related third-party shipping contracts. With this transaction, our production capacity increased 22% to 2.8 million MTPY.

        The purchase price for the Sampson Drop-Down was $175.0 million and was financed with $145.0 million of the net proceeds from the sale of our Senior Notes (as defined herein) and the issuance of 1,098,415 common units representing limited partnership interests in the Partnership ("common units") at a value of $27.31 per unit, or $30.0 million of common units, to affiliates of John Hancock Life Insurance Company. We accounted for the Sampson Drop-Down as a combination of entities under common control at historical cost in a manner similar to a pooling of interests. Accordingly, the consolidated financial statements for periods prior to the acquisition were retrospectively recast to reflect the acquisition as if it had occurred on May 15, 2013, the date Sampson was originally organized.

        In connection with the closing of the Sampson Drop-Down, Enviva, LP entered into a Terminal Services Agreement (the "Terminal Services Agreement") with a wholly owned subsidiary of the Hancock JV, which owns a dry-bulk, deep-water marine terminal at the Port of Wilmington (the "Wilmington terminal"). Wood pellets produced at our Sampson plant are transported by truck to the Wilmington terminal, where they are received, stored and ultimately loaded onto oceangoing vessels for transport to our customers. For more information, please read Part III, Item 13. "Certain Relationships and Related Transactions, and Director Independence—Agreements with Affiliates—Biomass Purchase and Chesapeake Terminal Services Agreements."

        On November 24, 2015, Enviva Port of Chesapeake. LLC, the entity which owns the Chesapeake terminal, and Sampson entered into a Terminal Services Agreement (the "Prior TSA") pursuant to which we would have provided terminal services at the Chesapeake terminal for production from the Sampson plant prior to the completion of the Wilmington terminal. On September 26, 2016, Enviva, LP and Sampson entered into two confirmations under an agreement (the "Biomass Purchase Agreement"), pursuant to which Enviva, LP agreed to sell to Sampson 140,000 MT of wood pellets, and Sampson agreed to purchase from Enviva, LP 140,000 MT of wood pellets. On December 14, 2016, the Prior TSA and the Biomass Purchase Agreement were terminated in connection with the Sampson Drop-Down. For more information, please read Part III, Item 13. "Certain Relationships and Related Transactions, and Director Independence—Agreements with Affiliates—Biomass Purchase and Chesapeake Terminal Service Agreements."

Amendment to Senior Secured Credit Facilities

        In October 2016, we entered into a second amendment to the credit agreement governing our Senior Secured Credit Facilities (the "Credit Agreement Amendment"). The Credit Agreement

Amendment, which became effective upon the closing of the Sampson Drop-Down, increased the size of our revolving credit facility from $25.0 million to $100.0 million.

Senior Notes Due 2021

        On November 1, 2016, we and Enviva Partners Finance Corp., a wholly owned subsidiary of the Partnership formed on October 3, 2016 for the purpose of being the co-issuer of these notes, issued $300.0 million in aggregate principal amount of 8.5% senior unsecured notes due 2021 (the "Senior Notes") to eligible purchasers in a private placement under Rule 144A and Regulation S of the Securities Act of 1933, as amended (the "Securities Act"), which resulted in net proceeds of $293.6 million after deducting estimated expenses and underwriting discounts of $6.4 million. On December 14, 2016, a portion of the net proceeds from the Senior Notes, together with cash on hand and $30.0 million in common units issued to the Hancock JV, funded the consideration payable in connection with the Sampson Drop-Down. The remainder of the net proceeds from the Senior Notes was used to repay certain outstanding term loan indebtedness under our Senior Secured Credit Facilities. With the repayment of certain term loan indebtedness, our revolver capacity under the Senior Secured Credit Facilities increased from $25.0 million to $100.0 million per the Credit Agreement Amendment. The Senior Notes initially will be subject to certain terms and exceptions and jointly and severally guaranteed on a senior unsecured basis by substantially all of our subsidiaries.

Sale of the Wiggins Plant

        In December 2016, we initiated a plan to sell our 110,000 MTPY production plant located in Wiggins, Mississippi (the "Wiggins plant"). Growth projects and productivity improvements at our larger plants during 2016 and 2015 resulted in greater production volumes, which replaced the Wiggins plant's production capacity at a significantly lower cost position. The carrying amount of the assets held for sale exceeded the estimated fair value of the Wiggins plant, which resulted in a $10.0 million non-cash impairment charge to earnings. On January 20, 2017, the sales agreement terminated when the buyer failed to pay the purchase price. Subsequently, we ceased operations but the Wiggins plant remains available for immediate sale.

At-the-Market Offering Program

        On August 8, 2016, we filed a prospectus supplement to our shelf registration filed with the United States Securities Exchange Act Commission ("SEC") on June 24, 2016, for the continuous offering of up to $100.0 million of common units, in amounts, at prices, and on terms to be determined by market conditions and other factors at the time of our offerings. In August 2016, we also entered into an equity distribution agreement (the "Equity Distribution Agreement") with certain managers pursuant to which we may offer and sell common units from time to time through or to one or more of the managers, subject to the terms and conditions set forth in the Equity Distribution Agreement, of up to an aggregate sales amount of $100.0 million (the "ATM Program").

        During the year ended December 31, 2016, we sold 358,593 common units under the Equity Distribution Agreement for net proceeds of $9.3 million, net of $0.1 million of commissions. Deferred issuance costs of approximately $0.4 million, primarily consisting of legal, accounting and other fees, were offset against the proceeds. Net proceeds from sales under the ATM Program were used for general partnership purposes. As of February 15, 2017, $89.0 million remained available for issuance under the ATM Program.

Assets and Operations

Our Production Plants

        We own and operate six industrial-scale wood pellet production plants located in the Mid-Atlantic and the Gulf Coast regions of the United States, geographic areas in which wood fiber resources are plentiful and readily available. These facilities are designed to run 24 hours per day, 365 days per year, although we schedule up to 15 days of maintenance for our plants during each calendar year. There are no regularly required major turnarounds or overhauls.

Mid-Atlantic Region Plants

        The following table describes our four wood pellet production plants in the Mid-Atlantic region:

Plant Location	Operations Commenced	Current Annual Production (MTPY)
Ahoskie, North Carolina	2011	375,000
Northampton, North Carolina	2013	525,000
Sampson, North Carolina	2016	500,000
Southampton, Virginia	2013	515,000

Total		1,915,000

  Ahoskie

        We acquired the site of the Ahoskie plant in December 2010 and constructed a dedicated wood pellet production plant in Ahoskie, North Carolina (the "Ahoskie plant") in less than one year, commencing operations in November 2011. Through an expansion completed in June 2012, we increased the plant's production from 260,000 MTPY to 350,000 MTPY and have made further improvements to increase production to its current capacity of 375,000 MTPY.

        Production from the Ahoskie plant is transported by truck to our Chesapeake terminal.

  Northampton

        Our wood pellet production plant in Northampton, North Carolina (the "Northampton plant") was constructed based on the Ahoskie plant design, utilizing the same major equipment suppliers. The Northampton plant currently produces 525,000 MTPY of wood pellets.

        Production from the Northampton plant is transported by truck to our Chesapeake terminal.

  Sampson

        The Sampson plant, which we acquired from the Hancock JV in December 2016, commenced operations during the fourth quarter of 2016. The Sampson plant was built based on our templated design and we believe that it will produce 500,000 MTPY of wood pellets in 2017. We expect the Sampson plant to reach an annual production capacity of 600,000 MTPY by 2019.

        Production from the Sampson plant is transported by truck to the Wilmington terminal.

  Southampton

        We acquired a wood pellet production plant in Southampton County, Virginia (the "Southampton plant") from the Hancock JV in December 2015 (the "Southampton Drop-Down"). The Southampton

plant is a build-and-copy replica of our Northampton plant and currently produces 515,000 MTPY of wood pellets.

        Production from the Southampton plant is transported by truck to our Chesapeake terminal.

  Gulf Coast Region Plants

        The following table describes our two wood pellet production plants in the Gulf Coast region:

Plant Location	Acquisition Date	Current Annual Production (MTPY)
Cottondale, Florida	2015	720,000
Amory, Mississippi	2010	120,000

Total		840,000

  Cottondale

        Our sponsor acquired Green Circle Bio Energy, Inc., which owns a wood pellet production plant in Cottondale, Florida (the "Cottondale Plant"), in January 2015, changed the name of this entity to Enviva Pellets Cottondale, LLC ("Cottondale") and contributed Cottondale to us in April 2015. The Cottondale plant was commissioned in 2008 and has since undergone several expansion and process improvements. Expansion projects during 2015 and 2016 increased production from 700,000 MTPY to 720,000 MTPY.

        Production from the Cottondale plant is transported approximately 50 miles by short-line rail to a warehouse in Port Panama City, Florida, where we store up to 32,000 MT of inventory.

  Amory

        We purchased the Amory plant in August 2010. The plant initially consisted of three pellet mills producing at a rate of 41,500 MTPY. Through basic operational improvements and installation of a fourth pellet mill, the Amory plant currently produces 120,000 MTPY.

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

        The wood pellets produced at our plants must be stored, terminaled and shipped to our European customers. Limited deep-water, bulk terminaling assets exist in the Southeastern United States, and very few of them have the appropriate handling and storage infrastructure necessary for receiving, storing and loading wood pellets. In response to such scarcity, we have vertically integrated our Mid-Atlantic operations downstream to encompass finished product logistics and storage. As a largely fixed cost and capital intensive piece of the value chain, our port infrastructure allows us to ship incremental product from our regional plants at a small fraction of the cost of our competitors.

Management of port terminal infrastructure is also a key element in reducing distribution-related costs as it allows us to manage the arrival and loading of vessels. Additionally, we are able to improve our cost position by maintaining a dedicated berth where pellets from our Mid-Atlantic region plants have priority and equipment with sufficient load rate capabilities to turn around vessels within the allotted time windows.

        In addition to terminaling wood pellets from our production plants, we will, on occasion, provide terminaling services for third-party wood pellet producers as well as for owners of other bulk commodities.

  Port Operation in the Mid-Atlantic Region

        We acquired a deep-water marine terminal located at the Port of Chesapeake in January 2011 and converted it into a major dry-bulk terminal. The Chesapeake terminal receives, stores and loads wood pellets for export and serves as the shipment point for products produced at our Ahoskie, Northampton and Southampton plants. The Chesapeake terminal accommodates Handysize, Supramax and Panamax-sized vessels, and has a 200-car rail yard adjacent to a Norfolk Southern track, a loading/unloading system that accommodates deliveries by truck, rail and barge and a highly automated conveying system. In May 2011, we erected a 157-foot tall, 175-foot wide storage dome that receives, stores and loads up to 45,000 MT of wood pellets. In April 2013, we placed into operation a second storage dome at the site to add an additional 45,000 MT of storage.

        The Chesapeake terminal's storage and loading capacity is more than adequate to store and facilitate the loading of the wood pellets produced from our Mid-Atlantic region plants, and its location decreases our customers' transportation time and costs. Efficiently positioned near our Ahoskie, Northampton, and Southampton plants, the Chesapeake terminal delivers up to a three- to four-day European shipping advantage compared to other Southern or Gulf Coast ports. In addition, because we own the Chesapeake terminal, we enjoy preferential berth access and loading, which minimizes costs of shipping and logistics without the need for excess storage. Our ownership and operation of this terminal enable us to control shipment of the production of our Mid-Atlantic region plants.

        Wood pellets produced at our Sampson plant are terminaled at the Wilmington terminal pursuant to a terminal services agreement with a wholly owned subsidiary of the Hancock JV. The Wilmington terminal accommodates Handysize, Supramax and Panamax-sized vessels, and has a receiving system that accommodates deliveries by truck and rail, a highly automated conveying system and two wood pellet storage domes with capacities of 45,000 MT each. The Wilmington terminal's storage and loading capacity is more than adequate to store and facilitate the loading of pellets produced from our Sampson plant and its location decreases transportation time and costs through the entire supply chain. We benefit from preferential berth access and loading at the Wilmington terminal, which minimizes costs of shipping and logistics without the need for excess storage.

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

        Wood pellets produced at our Amory plant are transported by barge to the Mobile terminal, where, pursuant to a long-term throughput agreement with Cooper Marine & Timberlands ("Cooper"), we export from Cooper's ChipCo terminal. This privately owned and maintained deep-water, multi-berth terminal operates 24 hours per day, seven days per week and is the fleeting and loading point for production from our Amory plant. The Amory plant is sited along a major inland waterway that makes transportation to the Mobile terminal easy and efficient, thereby reducing emissions and costs. Our ability to store our wood pellets in barges provides a capital-light, flexible solution that accommodates the storage needs of the Amory plant.

        Please read Part II, Item 8. "Financial Statements and Supplementary Data—Significant Accounting Policies—Segment and Geographic Information" for more information regarding our plants, terminals and other long-lived assets.

Our Sponsor's Assets and Development Projects

        In connection with the closing of the IPO, we entered into a purchase rights agreement (the "Purchase Rights Agreement") with our sponsor, pursuant to which our sponsor granted us a five-year right of first offer to acquire any wood pellet production plants and associated deep-water marine terminals that it or the Hancock JV may develop or acquire and elect to sell. We expect to pursue the acquisition of such assets to the extent that they are supported by long-term off-take contracts with creditworthy counterparties and have long useful lives, stable cost positions and advantaged locations.

Long-Term, Take-or-Pay Off-Take Contracts

        In January 2016, the Hancock JV entered into a take-or-pay off-take contract (the "MGT Contract") with MGT Power to be the sole source of nearly 1.0 million MTPY of imported wood pellets for the Teesside Renewable Energy Plant (the "Tees REP"), which is currently under development. Deliveries under the MGT Contract are expected to commence in 2019 and continue through 2034. Following the execution of the MGT Contract, we entered into a contract with the Hancock JV (the "EVA-MGT Contract") to supply 375,000 MTPY of the contracted volume to the Tees REP. In August 2016, the MGT Contract and the EVA-MGT Contract became firm as all conditions precedent to the effectiveness of the contracts were satisfied. For more information on the EVA-MGT Contract, please read "—Customers—EVA-MGT Contracts" below.

        In connection with the Sampson Drop-Down, we entered into a second supply agreement with the Hancock JV to supply an additional 95,000 MTPY of the contracted volume to the Tees REP. For more information on the second contract with the Hancock JV, please read Part III, Item 13. "Certain Relationships Transactions, and Director Independence—Agreements with Affiliates—EVA-MGT Contracts".

Sponsor Development Projects

  Wilmington Terminal

        The Hancock JV completed construction of the Wilmington terminal in the fourth quarter of 2016. The Wilmington terminal is contracted for shipments of approximately 1.0 million MTPY, including production from the Sampson plant and a third-party plant in South Carolina.

  Hamlet Plant

        Our sponsor has secured permits and commenced detailed design for a production plant located near Hamlet, North Carolina (the "Hamlet plant"), which is strategically sited in an attractive wood fiber basket and will be constructed using our "build-and-copy" approach, using substantially the same design and equipment as the Sampson plant. Production from the Hamlet plant, once completed, is expected to be terminaled at the Wilmington terminal.

  Other Sponsor Development Projects

        In addition to the projects discussed above, our sponsor is pursuing the development of additional deep-water marine terminals and production plants. Our sponsor has executed an agreement with the Jackson County Port Authority granting our sponsor an option to build and operate a marine export terminal at the Port of Pascagoula, Mississippi, which would service new, regionally proximate production plants, including a potential production plant in Lucedale, Mississippi.

        Although we expect to continue to have the opportunity to acquire assets, including those described above, from our sponsor or the Hancock JV in the future pursuant to the Purchase Rights Agreement, there can be no assurance that our sponsor or the Hancock JV will complete its development projects or that our sponsor will decide to sell, or compel the Hancock JV to sell, assets or completed development projects to us.

Customers

        For the year ended December 31, 2016, we generated substantially all of our revenues from sales under long-term take-or-pay off-take contracts with customers outside of the United States. We seek to contract a substantial portion of our production through long-term off-take contracts supplemented by smaller contracts of intermediate or short duration to take advantage of opportunities in the market.

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

        We have take-or-pay off-take contracts with utilities and large European power generators such as Drax Power Limited ("Drax"), DONG Energy, Lynemouth Power Limited ("Lynemouth Power"), Engie Energy Management SCRL ("Engie") and MGT Power through a contract with the Hancock JV. Our off-take contracts provide for sales of 2.7 million MT of wood pellets in 2017 and have a weighted average remaining term of 9.8 years from February 1, 2017. Contracted volumes for 2017 are predominantly U.S. dollar-denominated, and we expect to mitigate the impact of foreign currency fluctuations with currency derivatives and other offsets. As our current off-take contracts expire, we will seek to recontract our capacity with a combination of renewals with existing customers, the acquisition of additional contracts from the Hancock JV and the entry into contracts with new customers.

        Drax Contracts.    We began selling utility-grade wood pellets pursuant to a contract with Drax (the "First Drax Contract") on April 1, 2013. We supplied 468,750 MT for the first delivery year and will supply 1.0 million MTPY of wood pellets through 2022. In connection with the Southampton Drop-Down, the Hancock JV assigned to us a ten-year contract with Drax (the "Second Drax Contract"). The Second Drax Contract commenced on December 1, 2015, and we supplied 385,000 MT for the first delivery year and will supply 500,000 MTPY for years two through ten.

        DONG Contract.    In connection with the Sampson Drop-Down, the Hancock JV assigned us a ten-year take-or-pay off-take contract with DONG Energy. This contract commenced September 1, 2016 and provides for sales of 360,000 MTPY for the first delivery year and 420,000 MTPY for years two through ten. DONG Energy's obligations under the contract are guaranteed by its parent, DONG Energy A/S.

        Lynemouth Power Contract.    We entered into a take-or-pay off-take contract to supply wood pellets to Lynemouth Power. Lynemouth Power is converting its coal-fired power station in the United

Kingdom to a biomass fired power station. Deliveries under this contract are expected to commence in late 2017, ramp to full supply of 800,000 MTPY of wood pellets in 2018, and continue through the first quarter of 2027. The sales volumes under the Lynemouth Power Contract are denominated in U.S. Dollars, except for 160,000 MTPY that are denominated in British Pound Sterling ("GBP").

        Engie.    We began selling 480,000 MTPY of utility-grade wood pellets to Electrabel, a subsidiary of ENGIE, in June 2011. The initial contract term is expected to expire in June 2017.

        EVA-MGT Contracts.    We have contracted with the Hancock JV to supply 375,000 MTPY to the Tees REP. The EVA-MGT Contract is denominated in GBP and commences in 2019, ramps to full supply in 2021, and continues through 2034. In August 2016, the EVA-MGT Contract became firm as all conditions precedent to the effectiveness of the contract were satisfied.

        In connection with the Sampson Drop-Down, we entered into a second contract with the Hancock JV to supply an additional 95,000 MTPY of the contracted volume to the Tees REP. For more information on the EVA-MGT Contracts, please read Part III, Item 13. "Certain Relationships and Related Transactions, and Director Independence—Agreements with Affiliates—EVA-MGT Contracts."

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

        In addition to our long-term contracts, we also sell product under limited-scope contracts. On occasion, we will intermediate dislocations in the market by entering into back-to-back transactions with physical delivery. We also provide terminaling services for other bulk commodities and fiber procurement services for domestic users of wood fiber.

Contracted Backlog

        As of February 1, 2017, we had approximately $5.7 billion of product sales backlog for firm contracted product sales to major power generators. Backlog represents the revenue to be recognized under existing contracts assuming deliveries occur as specified in the contract. Expected future product sales revenue denominated in foreign currencies, excluding revenue hedged with foreign currency forward contracts, are included in U.S. Dollars at February 1, 2017 forward rates. Please read Part II, Item 8. "Financial Statements and Supplementary Data—Derivative Instruments" for more information regarding our foreign currency forward contracts.

        Our expected future product sales revenue under our contracted backlog as of February 1, 2017 is as follows (in millions):

Period February 1, 2017 to December 31, 2017	$437
Year ending December 31, 2018	509
Year ending December 31, 2019 and thereafter	4,746

Total product sales contracted backlog	$5,692

Wood Fiber Procurement

        Although stumpage (i.e., the price paid to the underlying timber resource owner for the raw material) constitutes less than 20% of our total cost of delivered products, wood fiber procurement is a vital function of our business, and cost-effective access to wood fiber is an important factor in our pricing stability. Our raw materials are byproducts of traditional timber harvesting, principally the tops and limbs of trees as well as other low-value wood materials that are generated in a harvest. We procure wood fiber directly from timber owners, loggers and other suppliers. We also opportunistically acquire industrial residuals (sawdust and shavings) and forest residuals (woodchips and slash) when they provide a cost advantage. Due to the moisture content of unprocessed wood, it cannot be transported economically over long distances. Therefore, the specific regional wood fiber resource supply and demand balance dictates the underlying economics of wood fiber procurement. For this reason, we have elected to site our facilities in some of the most robust and advantaged fiber baskets in the world.

        Our customers are subject to stringent requirements regarding the sustainability of the fuels they procure. In addition to our internal sustainability policies and initiatives, our wood fiber procurement is conducted in accordance with leading forest certification standards. Our wood pellet production plants and their associated fiber supply chains have been audited by independent third parties and certified to the Sustainable Forestry Initiative® (SFI®) fiber sourcing standard and have achieved chain-of-custody certifications to the Forest Stewardship CouncilTM (FSC®) and the Programme for Endorsement of Forest Certification (PEFC). Our Southampton plant, Sampson plant and Cottondale plant have achieved Sustainable Biomass Partnership (SBP) certification and we expect to achieve certification for our remaining plants in 2017. In addition, we proactively work with all of our suppliers to promote responsible forest management on all lands, not just those that are already certified.

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

        Demand for the non-merchantable trees, waste products or byproducts that we use is generally low because they have few competing uses. The tops, limbs and other low-grade wood fiber we purchase would otherwise generally be left on the forest floor, impeding reforestation, or burned. Wood pellet production provides a profitable use for the residues from sawmill and furniture industries and for the trees that are thinned to make room for higher value lumber-grade timber. U.S. demand for such low grade wood fiber historically emerged from the pulp and paper industry. However, due to the decline in demand from paper and pulp, many landowners lack commercial markets for this wood fiber. Wood pellet producers help fill the gap.

        As a result of the fragmented nature of tract ownership, we procure raw materials from hundreds of landowners, loggers and timber industry participants, with no individual landowner representing a material fraction of any of our production plants' needs. Our wood fiber is procured under a range of arrangements, including (1) the direct purchase of timber tracts or harvesting rights which provide an inventory of stumpage, (2) logging contracts for the thinnings, pulpwood and other unmerchandised chip-and-saw timber cut by a harvester, (3) in-woods chipping contracts where we may also provide the actual harvesting assets and (4) contracts with timber dealers. Via our internal Track and Trace system, we maintain 100% traceability of the wood that is delivered to us directly from forests. Any supplier delivering wood to one of our plants must first share the details about the forest characteristics of the tract from which the wood is sourced with our forestry staff so we can verify that it meets our strict sustainability criteria. Our supplier contracts require a certification that the relevant tract information has been entered into our database before wood may be delivered directly from a particular tract. We summarize all such tract information periodically and publish tract-level details on our website. We have sourced wood fiber from more than 500 suppliers, including landowners growing both hardwoods and softwoods and other suppliers. The diversity of our supply base enables us to maintain stable costs, and our facilities' advantaged siting ensures consistent and reliable deliveries at lower cost than others in our region or industry.

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

        Other current producers of utility-grade wood pellets include Graanul Invest Group, Fram Renewable Fuels, LLC, Georgia Biomass, LLC, Rentech Inc., Pacific BioEnergy, Pinnacle Renewable Energy Inc., Drax Biomass Inc., The Navigator Company, S.A., Highland Pellets and The Westervelt Company.

Employees

        We are party to a management services agreement with Enviva Management, pursuant to which Enviva Management provides us with the employees, management and services necessary for the operation of our business. As of December 31, 2016, Enviva Management had 612 employees. Please read Part II, Item 8. "Financial Statements and Supplementary Data—Related Party Transactions" for more information regarding our management services agreement with Enviva Management.

Our Relationship with Our Sponsor

        Our sponsor, Enviva Holdings, LP, is a majority owned subsidiary of the Riverstone Funds.

        Our sponsor owns approximately 9% of our common units, all of our subordinated units and our General Partner. Our General Partner owns our incentive distribution rights, which entitles our General Partner to increasing percentages of our cash distribution above certain targets. As a result, our sponsor is incentivized to facilitate our access to accretive acquisition and organic growth opportunities, including those pursuant to the right of first offer it granted to us in connection with our IPO.

        In November 2014, our sponsor entered into the Hancock JV with Hancock Natural Resource Group, Inc. and certain other affiliates of John Hancock Life Insurance Company. Our sponsor is the managing member and operator of the Hancock JV and is responsible for managing the activities of the Hancock JV, including the development and construction of the Hancock JV's development projects.

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

Climate Change and Greenhouse Gases

        In response to findings that emissions of carbon dioxide, methane and certain other gases, referred to as greenhouse gases ("GHGs"), present an endangerment to public health and the environment, the U.S. Environmental Protection Agency ("U.S. EPA") has adopted regulations under existing provisions of the CAA that require a reduction in emissions of GHGs from motor vehicles and certain stationary sources. In August 2015, U.S. EPA also issued its final rules to reduce GHG pollution from existing and new power plants ("CPP"). Although the CPP has been stayed by the U.S. Supreme Court while legal challenges are pending and there is significant uncertainty regarding the future of the CPP, some states currently are evaluating if and how to continue with the development of their implementation plans. Although the CPP, if implemented, would permit states to develop programs to incorporate the use of biomass energy in their compliance plans, there remains uncertainty regarding the treatment of biomass under the rule and costs to implement the rule, should it ever go into effect. Additionally, any other legislation or regulations that require permitting or reporting of GHG emissions or limit such emissions from our equipment and operations or from biomass-fired power plants operated by our customers, could require us to incur costs to reduce emissions of GHGs associated with our operations, or negatively impact the demand for wood pellets. We also note that some scientists have concluded that increasing concentrations of GHGs in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our operations.

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

Coastal Area Protection and Wetlands and Navigable Waters Activity Regulations

        Our Chesapeake terminal is a deep-water marine terminal facility. As a result, it is subject to the various federal and state programs that regulate the conservation and development of coastal resources. At the federal level, the Coastal Zone Management Act ("CZMA") was enacted to preserve, protect, develop and, where possible, restore or enhance valuable natural coastal resources of the U.S. coastal zone. The CZMA authorizes and provides grants for state management programs to regulate land and water use and coastal development.

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

Available Information

        We file annual, quarterly and current reports and other documents with the U.S. Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934 (the "Exchange Act"). You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operations of the Public Reference Room by calling the SEC at (800) SEC-0330. In addition, the SEC maintains a website at www.sec.gov that contains reports and other information regarding issuers that file electronically with the SEC.

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

  •
  our ability to complete acquisitions, including acquisitions from our sponsor, and realize the anticipated benefits of such acquisitions;

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

  •
  labor disputes;

  •
  inability of our customers to take delivery of products;

  •
  changes in the price and availability of transportation;

  •
  changes in foreign currency exchange rates;

  •
  changes in interest rates;

  •
  failure of our hedging arrangements to effectively reduce our exposure to interest and foreign currency exchange rate risk;

  •
  risks related to our indebtedness;

  •
  customer rejection due to our failure to maintain effective quality control systems at our production plants and deep-water marine terminals;

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

Substantially all of our revenues currently are generated under contracts with four customers, and the loss of any of them could adversely affect our business, financial condition, results of operations, cash flows and ability to make cash distributions. We may not be able to renew or obtain new and favorable contracts with these customers when our existing contracts expire, and we may not be able to obtain contracts with new customers, which could adversely affect our revenues and profitability.

        Our contracts with Drax, DONG Energy, Lynemouth Power and Engie, will represent substantially all of our sales volumes in 2017. Because we have a small number of customers, our off-take contracts subject us to counterparty risk concentration. The ability of each of our customers to perform its obligations under a contract with us will depend on a number of factors that are beyond our control and may include, among other things, the overall financial condition of the counterparty, the counterparty's access to capital, the condition of the Northern European power generation industry, continuing regulatory and economic support for wood pellet-generated power, spot market pricing trends and general economic conditions. In addition, in depressed market conditions, our customers may no longer need the amount of our products they have contracted for or may be able to obtain comparable products at a lower price. If our customers experience a significant downturn in their business or financial condition, they may attempt to renegotiate, reject or declare force majeure under our contracts. Should any counterparty fail to honor its obligations under a contract with us, we could sustain losses, which could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution. We may also decide to renegotiate our existing contracts on less favorable terms and at reduced volumes in order to preserve our relationships with our customers.

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

        Any reduction in the amount of wood pellets purchased by our customers, renegotiation of our contracts on less favorable terms, or inability to enter into new contracts on economically acceptable terms upon the expiration of our current contracts could have a material adverse effect on our results of operations, business and financial position, as well as our ability to pay distributions to our unitholders.

Termination penalties within our off-take contracts may not fully compensate us for our total economic losses.

        Certain of our off-take contracts provide the customer with a right of termination for various events of convenience or changes in law or policy. Although certain of these contracts are subject to certain protective termination payments, the termination payments made by our customers may not fully compensate us for losses resulting from a termination by such counterparty. In each case, we may be unable to re-contract our production at favorable prices or at all, and our results of operations, business and financial position, and our ability to make cash distributions to our unitholders, may be materially adversely affected as a result.

We derive substantially all of our revenues from customers in Northern Europe. If we fail to diversify our customer base in the future, our results of operations, business and financial position and ability to make cash distributions could be materially adversely affected.

        Substantially all of our revenues currently are derived from customers in Northern Europe, and our revenues have been heavily dependent on developments in the Northern European markets. If economic, political, regulatory and financial market conditions in Europe deteriorate, including as a result of weakness in European economies, our customers may respond by suspending, delaying or reducing their expenditures. Our failure to successfully penetrate markets outside of Northern Europe in the future could have a material adverse effect on our results of operations, business and financial position, and our ability to pay distributions to our unitholders.

Our exposure to risks associated with foreign currency and interest rate fluctuations, as well the hedging arrangements we may enter into to mitigate those risks, could have an adverse effect on our financial condition and results of operations.

        We may experience foreign currency exchange and interest rate volatility in operating our business. We recently began to use hedging transactions with respect to certain of our off-take contracts which are, in part or in whole, denominated in GBP, as well as an interest rate swap with respect to a portion of our variable rate debt, in an effort to achieve more predictable cash flow and to reduce our exposure to foreign currency exchange and interest rate fluctuations. We currently do not hedge a significant portion of our overall revenue pursuant to our off-take contracts.

        Fluctuations in foreign currency exchange rates could be material to us depending upon, among other things, the currency denominations of our off-take contracts. In particular, we will in the future be sensitive to fluctuations in foreign currency exchange rates between the U.S. Dollar and the GBP as sales under the EVA-MGT Contracts, which commence in 2019, are denominated in GBP and sales under the Lynemouth Power Contract, which commences in 2017, are denominated in U.S. Dollars and GBP. Although the use of hedging transactions limits our downside risk, their use may also limit future revenues, for example with respect to our off-take contracts.

        In addition, there may be instances in which costs and revenue will not be matched with respect to currency denomination. As a result, to the extent that existing and future off-take contracts are not denominated in U.S. Dollars, it is possible that increasing portions of revenue, costs, assets and liabilities will be subject to fluctuations in foreign currency valuations.

        Our hedging transactions involve cost and risk and may not be effective at mitigating our exposure to fluctuations in foreign currency exchange and interest rates. Risks inherent in our hedging transactions include the risk that counterparties to derivative contracts may be unable to perform their obligations and the risk that the terms of such instrument will not be legally enforceable. Likewise, our hedging activities may be ineffective or may not offset more than a portion of the financial impact resulting from foreign currency exchange or interest rates fluctuations, which could have a material adverse effect on our results of operations, business and financial position, and our ability to pay distributions to our unitholders.

Changes in government policies, incentives and taxes implemented to support increased generation of low-carbon and renewable energy may affect customer demand for our products.

        Consumers of utility-grade wood pellets currently use our products either as part of a binding obligation to generate a certain percentage of low-carbon energy or because they receive direct or indirect financial support or incentives to do so. Financial support is often necessary to cover the generally higher costs of wood pellets compared to conventional fossil fuels like coal. In most countries, once the government implements a tax (e.g., the United Kingdom's carbon price floor tax) or a preferable tariff or a specific renewable energy policy either supporting a renewable energy generator or the energy generating sector as a whole, such tax, tariff or policy is guaranteed for a specified period of time, sometimes for the investment lifetime of any electricity generator's project. However, the government may modify its tax, tariff, or incentive regimes, and the future availability of such taxes, tariffs or policies, either in current jurisdictions beyond the prescribed timeframes or in new jurisdictions, is uncertain. Demand for wood pellets could be substantially lower than expected if government support is reduced or delayed or, in the future, is insufficient to enable successful deployment of biomass power to the levels currently projected. In addition, regulatory changes such as new requirements to install additional pollution control technology or curtail operations to meet new GHG emission limits, may also affect demand for our products.

        In August 2015, U.S. EPA issued its final CPP rule that establishes carbon pollution standards for existing power plants, called Carbon Dioxide ("CO2") emission performance rates. U.S. EPA expects each state to develop implementation plans for power plants in its state to meet the individual state targets established in the CPP. Although the rule called for state plans to be submitted in September 2016, implementation was halted by the Supreme Court's issuance of a stay. The Supreme Court's stay applies only to U.S. EPA's regulations for CO2 emissions from existing power plants and will not affect U.S. EPA's standards for new power plants, which are also the subject of an ongoing legal challenge. It is not yet clear how either the D.C. Circuit Court or the Supreme Court will rule on the legality of the CPP.

        Even if the final CPP withstands judicial review, the status of the CPP under the new Presidential Administration in the U.S. is not clear. Were the CPP to go into effect, additional clarifications regarding the treatment of biomass would likely be necessary. Although the CPP contemplates that states may use biomass as a tool to comply with their obligations to reduce GHG emissions from existing power plants, it does not provide clear guidance on how biomass policies may be implemented under the rule. An additional source of uncertainty regarding future biomass guidance or rules from U.S. EPA is the outcome of its ongoing scientific process to assess biogenic carbon dioxide emissions from stationary sources. At its spring 2016 meeting, U.S. EPA's Science Advisory Board rejected proposed revisions to a 2014 draft assessment framework for biogenic emission from stationary sources, sending the process back to the panel for further work. The timing for completion of this work and its implications for biomass GHG emissions are unclear at the time. As a result, significant uncertainty regarding the regulatory treatment of biomass in the U.S. persists. This uncertainty could negatively impact the demand for wood pellets and limit our growth in the U.S. market. In addition, regulatory actions to address GHG emissions from biomass in the U.S. could be used as precedents by regulators in our primary markets, and any subsequent changes in the regulatory schemes in Europe could impact demand for wood pellets.

The international nature of our business subjects us to a number of risks, including foreign exchange risk and unfavorable political, regulatory and tax conditions in foreign countries.

        Substantially all of our current product sales are to customers that operate outside of the United States. As a result, we face certain risks inherent in maintaining international operations that include, but are not limited to, the following:

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

        Currently, our raw materials are byproducts of traditional timber harvesting, principally the tops and limbs of trees as well as other low-value wood materials that are generated in a harvest and industrial residuals (chips, sawdust and other wood industry byproducts). Commercial forestry is regulated by complex regulatory frameworks at each of the federal, state and local levels. Among other federal laws, the Clean Water Act and ESA have been applied to commercial forestry operations through agency regulations and court decisions, as well as through the delegation to states to implement and monitor compliance with such laws. State forestry laws, as well as land use regulations and zoning ordinances at the local level, are also used to manage forests in the Southeastern United States, as well as other regions from which we may need to source raw materials in the future. Any new or modified laws or regulations at any of these levels could have the effect of reducing forestry operations in areas where we procure our raw materials and consequently may prevent us from purchasing raw materials in an economic manner, or at all. In addition, future regulation of, or litigation concerning, the use of timberlands, the protection of endangered species, the promotion of forest biodiversity, and the response to and prevention of wildfires, as well as litigation, campaigns or other measures advanced by environmental activist groups, could also reduce the availability of the raw materials required for our operations.

The enactment of derivatives legislation could have an adverse effect on our ability to use derivative instruments to reduce the effect of foreign currency, interest rate, and other risks associated with our business

        The Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") enacted on July 21, 2010, established federal oversight and regulation over the derivatives markets and entities, such as us, that participate in such markets. The Dodd-Frank Act requires the Commodities Futures Trading Commission ("CFTC") and the SEC to promulgate rules and regulations implementing the Dodd-Frank Act. Although the CFTC has finalized certain regulations, others remain to be finalized or implemented and it is not possible at this time to predict when this will be accomplished.

        The CFTC has designated certain interest rate swaps and credit default swaps for mandatory clearing and the associated rules also require us, in connection with covered derivative activities, to comply with clearing and trade-execution requirements or take steps to qualify for an exemption to such requirements. We do not utilize credit default swaps and we qualify for, and expect to continue to qualify for, the end-user exception from the mandatory clearing requirements for swaps entered to hedge our interest rate risks. Pursuant to the Dodd-Frank Act, however, the CFTC or federal banking regulators may require the posting of collateral with respect to uncleared interest rate derivative transactions.

        Certain banking regulators and the CFTC have recently adopted final rules establishing minimum margin requirements for uncleared swaps. Although we qualify for the end-user exception from such margin requirements for swaps entered into to hedge our commercial risks, the application of such requirements to other market participants, such as swap dealers, may change the cost and availability of the swaps that we use for hedging. Moreover, if any of our swaps do not qualify for the commercial end-user exception, we may be required to post additional cash margin or collateral, which could impact our liquidity and reduce our ability to use cash for capital expenditures or other partnership purposes.

        The full impact of the Dodd-Frank Act and related regulatory requirements upon our business will not be known until the regulations are implemented and the market for derivatives contracts has adjusted. The Dodd-Frank Act and regulations could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, or reduce our ability to monetize or restructure our existing derivative contracts. If we reduce our use of derivatives as a result of the Dodd-Frank Act and regulations implementing the Dodd-Frank Act our results of operations may become more volatile and our cash flows may be less predictable, which could materially adversely affect our ability to plan for and fund capital expenditures.

        In addition, the European Union and other non-U.S. jurisdictions are implementing regulations with respect to the derivatives market. To the extent we transact with counterparties in foreign jurisdictions, we may become subject to such regulations. At this time, the impact of such regulations on us is uncertain.

The vote by the United Kingdom to leave the European Union could adversely affect our results of operations, business and financial position and ability to make cash distributions.

        In a referendum held on June 23, 2016, citizens of the United Kingdom approved the exit of the United Kingdom ("Brexit") from the European Union (the "E.U."). The result of the referendum is not legally binding on the United Kingdom government. Nevertheless, it is expected that the United Kingdom government will commence the exit process under Article 50 of the Treaty of the European Union by notifying the European Council of the United Kingdom's intention to leave the E.U. This notification will begin a two-year time period for the United Kingdom and the remaining European Union Member States to negotiate a withdrawal agreement.

        We have take-or-pay off-take contracts with utilities and large power generators in the United Kingdom and in other European markets. For the year ended December 31, 2016, approximately 74% of our revenues were derived from contracts with customers in the United Kingdom and 24% of our revenues were derived from contracts with customers in other European markets.

        Brexit may create uncertainty with respect to the legal and regulatory requirements to which we and our customers in the United Kingdom are subject and lead to divergent national laws and regulations as the United Kingdom government determines which E.U. laws to replace or replicate. The absence of precedent for an exit of a European Member State from the E.U. means that it is unclear how the access of United Kingdom businesses to the E.U. Single Market and how the legal and regulatory environments in the United Kingdom and the E.U. could be impacted by Brexit, and ultimately how Brexit could impact our business or that of our customers.

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

        Certain non-governmental organizations with an interest in environmental issues have expressed their opposition to the use of biomass for power generation, both publicly and directly to domestic and foreign regulators, policy makers, power generators and other industrial users of biomass. These organizations are also actively lobbying domestically and abroad to significantly increase the regulation of, and reduce or eliminate the incentives and support for, the production and use of biomass for power generation. These organizations may also seek to increase regulation through litigation. For example, environmental groups continue to contest the issuance of air permits for biomass-fired facilities in the United States. It is possible that the continued efforts of these organizations, whether through lobbying, litigation or other means, will result in the adoption of regulation that could adversely affect our current operations or those of our customers or impede expansions. The occurrence of any of these events could have a material adverse effect on our results of operations, business and financial condition, and our ability to make cash distributions to our unitholders.

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

        Our business strategy includes growing our business through drop-down and third-party acquisitions that increase our cash generated from operations and cash available for distribution on a per unit basis. Various factors could affect the availability of attractive projects to grow our business, including:

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

The satisfactory delivery of substantially all of our production is dependent upon continuous access to infrastructure at our owned and third-party operated ports. Loss of access to our ports of shipment and destination, including through failure of port equipment and port closures, could adversely affect our financial results and cash available for distribution.

        A significant portion of our total production is loaded for shipment utilizing automated conveyor and ship loading equipment at the Port of Chesapeake and Port Panama City, and substantially all of our production is dependent upon infrastructure at our owned and third-party operated ports. Should we suffer a catastrophic failure of the equipment at these ports or otherwise experience port closures, including for security or weather-related reasons, we could be unable to fulfill off-take obligations or incur substantial additional transportation costs that would reduce our cash flow. Moreover, we rely on various ports of destination, as well as third parties who provide stevedoring or other services at our ports of shipment and destination or from whom we charter oceangoing vessels and crews, to transport our product to our customers. Loss of access to these ports for any reason, or failure of such third-party service providers to uphold their contractual obligations, may impact our ability to fulfill off-take obligations, cause interruptions to our shipping schedule, and/or cause us to incur substantial additional transportation or other costs, all of which could have a material adverse effect on our business, financial condition and results of operations.

Fluctuations in transportation costs and the availability or reliability of shipping, rail or truck transportation could reduce revenues by causing us to reduce our production or by impairing our ability to deliver products to our customers or the ability of our customers to take delivery of our products.

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

        Each of our off-take contracts provides for an annual price escalator, and certain of our off-take contracts provide for cost pass-through mechanisms for either stumpage or shipping fuel. However, these cost pass-through mechanisms only pass a portion of our total costs through to our customers. If our operating costs increase significantly during the terms of our off-take contracts beyond the levels of pricing and cost protection afforded to us under the terms of our contracts, our results of operations, business and financial position, and our ability to make cash distributions to our unitholders, could be materially adversely affected.

We may be required to make substantial capital expenditures to maintain our facilities.

        Although we currently use a portion of our cash reserves and cash generated from our operations to maintain, develop and improve our assets and facilities, such investment may, over time, be insufficient to preserve the operating profile required for us to meet our planned profitability. Accordingly, if additional capital expenditures become necessary in the future and our ability to obtain the required capital is limited, our results of operations, business and financial position, and our ability to make cash distributions to our unitholders, may be materially adversely affected.

We compete with other wood pellet producers, and, if growth in domestic and global demand for wood pellets meets or exceeds management's expectations, the competition within our industry may grow significantly.

        We compete with other wood pellet production companies for the customers to whom we sell our products. Other current producers of utility-grade wood pellets include Graanul Invest Group, Fram Renewable Fuels, LLC, Georgia Biomass, LLC, Rentech Inc., Pacific BioEnergy, Pinnacle Renewable Energy Inc., Drax Biomass Inc., The Navigator Company, S.A., Highland Pellets and The Westervelt Company. Competition in our industry is based on price, consistency and quality of product, site location, distribution and logistics capabilities, customer service and reliability of supply. Some of our competitors may have greater financial and other resources than we do, may develop technology superior to ours or may have production plants that are sited in more advantageous locations from a transport or other cost perspective.

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

        Biomass energy generation requires the use of biomass that is from acceptable sources and is demonstrably sustainable. This typically is implemented through biomass sustainability criteria, which either are a mandatory element of eligibility for financial subsidies to biomass energy generators or will become mandatory in the future. As a biomass fuel supplier, the viability of our business is therefore dependent upon our ability to comply with such requirements. This may restrict the types of biomass we can use and the geographic regions from which we source our raw materials, and may require us to reduce the greenhouse gas emissions associated with our supply and production processes. Currently, some elements of the criteria with which we will have to comply, including rules relating to forest management practices, are not yet finalized. If more stringent sustainability requirements are adopted in the future, demand for our products could be materially reduced in certain markets, and our results of operations, business and financial position, and our ability to make cash distributions to our unitholders, may be materially adversely affected as a result.

Our level of indebtedness may increase and reduce our financial flexibility.

        In October 2016, we entered into a Second Amendment to the Credit Agreement providing for an increase in our revolving credit commitments under our Senior Secured Credit Facilities from $25.0 million to $100.0 million.

        In November 2016, we issued $300.0 million in aggregate principal amount of senior unsecured notes due November 1, 2021 (the "Senior Notes").

        As of December 31, 2016, our total debt was $350.8 million, which was primarily comprised of $293.8 million outstanding under the Senior Notes and $52.6 million outstanding under the Senior Secured Credit Facilities. In the future, we may incur additional indebtedness in order to make acquisitions or to develop our properties. Our level of indebtedness could affect our operations in several ways, including the following:

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

  •
  a high level of debt may place us at a competitive disadvantage compared to our competitors that may be less leveraged and therefore may be able to take advantage of opportunities that our indebtedness would prevent us from pursuing; and

  •
  a high level of debt may impair our ability to obtain additional financing in the future for working capital, capital expenditures, debt service requirements, acquisitions, general partnership or other purposes.

        In addition, borrowings under the Senior Secured Credit Facilities and potentially other credit facilities we or our subsidiaries may enter into in the future will bear interest at variable rates. If market interest rates increase, such variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow.

        In addition to our debt service obligations, our operations require substantial expenditures on a continuing basis. Our ability to make scheduled debt payments, to refinance our obligations with respect to our indebtedness and to fund capital and non-capital expenditures necessary to maintain the condition of our operating assets and properties, as well as to provide capacity for the growth of our business, depends on our financial and operating performance. General economic conditions and financial, business and other factors affect our operations and our future performance. Many of these factors are beyond our control. We may not be able to generate sufficient cash flows to pay the interest on our debt, and future working capital borrowings or equity financing may not be available to pay or refinance such debt.

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

        Diesel fuel costs generally fluctuate with world crude oil prices, and accordingly are subject to political, economic and market factors that are outside of our control. Our operations are dependent on rolling stock and trucks, and diesel fuel costs are a significant component of the operating expense of these vehicles. In addition, diesel fuel is consumed by our wood suppliers in the harvesting and transport of our raw material and is therefore a component of the delivered cost we pay for wood fiber. It is also consumed by the handling equipment at our plants. Some of our off-take contracts contain mechanisms that are intended to reduce the impact that changes in the price of diesel fuel would have on us, but these mechanisms may not be effective. Accordingly, changes in diesel fuel prices could have an adverse effect on our results of operations, cash flows and ability to make cash distributions.

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

        Our customers require a reliable supply of wood pellets that meet stringent product specifications. We have built our operations and assets to deliver and certify the highest levels of product quality and performance, which is critical to the success of our business. These factors depend significantly on the effectiveness of our quality control systems which, in turn, depends on a number of factors. These include the design and efficacy of our quality control systems, the success of our quality training program and our ability to ensure that our employees and third-party contractors adhere to our quality control policies and guidelines. Any significant failure or deterioration of our quality control systems could impact our ability to deliver product that meets our customers' specifications and, in turn, could lead to rejection of our product by our customers, which could have a material adverse effect on our business, financial condition, and results of operations.

Our business is subject to operating hazards and other operational risks, which may have a material adverse effect on our business and results of operation. We may also not be adequately insured against such events.

        Our business could be adversely affected by operating hazards and other risks to our operations. We produce a combustible product that may under certain circumstances present a risk of fires and explosions or other hazards. Severe weather, such as floods, earthquakes, hurricanes or other natural disasters, climatic phenomena, such as drought, and other catastrophic events, such as plant or shipping disasters, could impact our operations by causing damage to our facilities and equipment, affecting our ability to deliver our product to our customers and impacting our customers' ability to take delivery of our products. Such events may also adversely affect the ability of our suppliers to provide us with the raw materials we require or the ability of vessels to load, transport and unload our product.

        We maintain insurance policies to mitigate against certain risks related to our business, in types and amounts that we believe are reasonable depending on the circumstances surrounding each identified risk; however, we may not be fully insured against all operating hazards and other operational risks incident to our business. Furthermore, we may be unable to maintain or obtain insurance of the type and amount we desire at reasonable rates, if at all. As a result of market conditions and certain claims we may make under our insurance policies, premiums and deductibles for certain of our insurance policies could escalate. In some instances, insurance could become unavailable or available only for reduced amounts of coverage or at unreasonable rates. If we were to incur a significant liability for which we are not fully insured, it could have a material adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

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

        U.S. EPA has issued regulations that would limit GHGs from certain existing and new electric generating units, and the Supreme Court has upheld U.S. EPA's authority to regulate GHG emissions from certain stationary sources. In August 2015, U.S. EPA issued its final CPP rule establishing carbon pollution standards for power plants and setting a target carbon emissions reduction in the power sector of 32% below 2005 levels by 2030. U.S. EPA expected each state to develop implementation plans for power plants in its state to meet the individual state targets established in the CPP. U.S. EPA also proposed a federal compliance plan to implement the CPP in the event that an approvable state plan was not submitted to U.S. EPA. After the final rule was published in October 2015, over two dozen states and various industry groups filed several petitions that were later consolidated in the D.C. Circuit Court challenging the rule and seeking a stay of the CPP while litigation is ongoing. On February 9, 2016, the U.S. Supreme Court granted a stay of the implementation of the CPP before the D.C. Circuit Court even issued a decision. By its terms, this stay will remain in effect throughout the pendency of the appeals process including at the D.C. Circuit Court and the Supreme Court through any certiorari petition that may be granted. The stay suspends the rule, including the requirement that states submit their initial plans by September 2016. The Supreme Court's stay applies only to U.S. EPA's regulations for CO2 emissions from existing power plants and will not affect U.S. EPA's standards for new power plants, which are subject to an independent legal challenge. It is not yet clear how either the D.C. Circuit Court or the Supreme Court will rule on the legality of the CPP.

        In addition to the uncertainty created by pending legal challenges, there is substantial uncertainty regarding how the new Presidential Administration in the U.S. may choose to address GHG regulations, including the CPP. In addition, the timing and ultimate outcome of further revisions to the draft Assessment Framework by U.S. EPA's SAB remain uncertain.

        Should U.S. EPA finalize an approach to biogenic carbon dioxide emissions under either the CPP or a framework for permitting GHG emissions from new sources, the use of biomass to reduce GHG emissions reductions in the U.S. regulatory context could require us to undertake additional tracking and monitoring of sources within our supply chain, which could increase our operating costs.

        In addition, the adoption of a different approach to the treatment of biogenic carbon in the United States could be treated as precedential by European regulators and impact the regulatory treatment of our product in our primary markets.

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

        Many nations have agreed to limit emissions of GHGs pursuant to the United Nations Framework Convention on Climate Change and more recently, in December 2015, 195 countries met in Paris, France to approve a landmark climate accord. On November 4, 2016, the Paris Agreement entered into force, potentially providing additional incentives for participating countries to reduce their GHG emissions. While the Obama Administration signed on the Paris Agreement, the United States continued participation is uncertain at the time.

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

        If our unitholders are dissatisfied with the performance of our General Partner, they have limited ability to remove our General Partner. Unitholders are currently unable to remove our General Partner without our sponsor's consent because our sponsor and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common and subordinated units voting together as a single class is required to remove our General Partner. As of February 15, 2017, our sponsor owned approximately 50% of our common and subordinated units. In addition, any vote to remove our General Partner during the subordination period must provide for the election of a successor General Partner by the holders of a majority of the common units and a majority of the subordinated units, voting as separate classes. Both of these conditions provide our sponsor the ability to prevent the removal of our General Partner.

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

        If we were treated as a corporation for federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the unitholders, likely causing a substantial reduction in the value of our common units.

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

        The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. Although there is no current legislative proposal, a prior legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.

        In addition, on January 24, 2017, final regulations regarding which activities give rise to qualifying income within the meaning of Section 7704 of the Code (the "Final Regulations") were published in the Federal Register. The Final Regulations apply to taxable years beginning on or after January 19, 2017 and, consistent with our private letter ruling, the Final Regulations generally treat income from the production, transportation and marketing of wood pellets as qualifying income. However, there can be no assurance that there would not be further changes to the Treasury Department's interpretation of the qualifying income rules in a manner that could impact our ability to qualify as a partnership in the future.

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

If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced.

        Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. To the extent possible under the new rules, our General Partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised Schedule K-1 to each unitholder with respect to an audited and adjusted return. Although our General Partner may elect to have our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced. These rules are not applicable for tax years beginning on or prior to December 31, 2017.

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

        Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. Thus, you may recognize both ordinary income and capital loss from the sale of your units if the amount realized on a sale of your units is less than your adjusted basis in the units. Net capital loss may only offset capital gains and, in the case of individuals, up to $3,000 of ordinary income per year. In the taxable period in which you sell your units, you may recognize ordinary income from our allocations of income and gain to you prior to the sale and from recapture items that generally cannot be offset by any capital loss recognized upon the sale of units.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning our common units that may result in adverse tax consequences to them.

        Investment in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons are subject to withholding taxes at the highest effective tax rate applicable to such non-U.S. persons, and each non-U.S. persons will be required to file U.S. federal tax returns and pay tax on their share of our taxable income. Any tax-exempt entity or non-U.S. person should consult their tax advisor before investing in our common units.

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

        We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month (the "Allocation Date"), instead of on the basis of the date a particular unit is transferred. Similarly, we generally allocate certain deductions for depreciation of capital additions, gain or loss realized on a sale or other disposition of our assets and, in the discretion of the general partner, any other extraordinary item of income, gain, loss or deduction based upon ownership on the Allocation Date. Treasury Regulations allow a similar monthly simplifying convention, but such regulations do not specifically authorize all aspects of our proration method. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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

        We will be considered to have terminated our partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. As of February 15, 2017, our sponsor owned approximately 50% of our total units outstanding. Therefore, a transfer by our sponsor of all or a portion of its interests in us could, in conjunction with the trading of common units held by the public, result in a termination of our partnership for federal income tax purposes. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once.

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

        We currently own assets and conduct business in Mississippi, North Carolina, Florida and Virginia, each of which currently impose a personal income tax on individuals, corporations and other entities. As we make acquisitions or expand our business, we may own assets or conduct business in additional states that impose a personal income tax. It is our unitholders' responsibility to file all U.S. federal, foreign, state and local tax returns.

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

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common units, representing limited partner interests in the Partnership (the "common units"), are traded on the NYSE under the symbol "EVA." Initial trading of our common units commenced on April 29, 2015. No market for our common units existed prior to that date. On May 4, 2015, we closed the IPO at a price to the public of $20.00 per common unit.

        The following table sets forth the range of high and low sales prices per unit for our common units, as reported by the NYSE, and the quarterly cash distributions for the indicated periods:

	Price Range
			Cash Distributions
Year ended December 31, 2016:	High	Low		Record Date	Payment Date
Fourth Quarter	$29.85	$24.45	$0.5350	February 15, 2017	February 28, 2017
Third Quarter	$28.40	$21.02	$0.5300	November 14, 2016	November 29, 2016
Second Quarter	$24.86	$19.31	$0.5250	August 15, 2016	August 29, 2016
First Quarter	$22.60	$13.73	$0.5100	May 16, 2016	May 27, 2016

	Price Range
			Cash Distributions
Year ended December 31, 2015:	High	Low			Record Date	Payment Date
Fourth Quarter	$18.17	$12.13	$0.4600		February 17, 2016	February 29, 2016
Third Quarter	$18.52	$11.85	$0.4400		November 17, 2015	November 27, 2015
Second Quarter (from April 29, 2015)	$22.46	$17.71	$0.2630	(1)	August 14, 2015	August 31, 2015

(1)
Represents the initial pro rata distribution of our minimum quarterly distribution for the period from May 4, 2015 through June 30, 2015.

        As of February 15, 2017, there were 14,393,055 common units outstanding held by three unitholders of record. Because many of our common units are held by brokers and other institutions on behalf of unitholders, we are unable to estimate the total number of unitholders represented by these unitholders of record. As of February 15, 2017, we also had 11,905,138 subordinated units outstanding. There is no established public market in which the subordinated units are traded. As of February 15, 2017, our sponsor held approximately 9% of the common units and all of the subordinated units.

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

Unregistered Sales of Securities

        On December 14, 2016, a joint venture between our sponsor and Hancock Natural Resource Group, Inc. and certain other affiliates of John Hancock Life Insurance Company (the "Hancock JV") contributed to Enviva, LP all of the issued and outstanding limited liability company interests in Enviva Pellets Sampson (the "Sampson Drop-Down"). In connection with the Sampson Drop-Down, we issued a total of 1,098,415 common units at a value of $27.31 per unit, or $30.0 million of common units, to John Hancock Life Insurance Company of New York and John Hancock Life Insurance Company (U.S.A), each an affiliate of the Hancock JV, in reliance upon the exemption from the registration requirements in Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"). For more information on the Sampson Drop-Down, please read Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Sampson Drop-Down."

        On December 11, 2015, the Hancock JV contributed to Enviva, LP all the issued and outstanding limited liability company interests in Enviva Pellets Southampton, LLC (the "Southampton Drop-Down"). In connection with the Southampton Drop-Down, we issued 942,023 common units valued at $15.0 million to a wholly owned subsidiary of our sponsor in reliance upon the exemption from the registration requirements in Section 4(a)(2) of the Securities Act. For more information on the Southampton Drop-Down, please read Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Southampton Drop-Down."

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

        The financial statements have been retroactively recast to reflect the contribution of our sponsor's interest in our Predecessor and Enviva GP, LLC as if the contributions occurred at the beginning of the periods presented, the contribution of Enviva Cottondale Acquisition II, LLC as if the contribution occurred on January 5, 2015, which is the date on which our sponsor acquired Green Circle, which owned the Cottondale plant, the contribution of Enviva Pellets Southampton, LLC ("Southampton) as if it occurred on April 9, 2015, the date Southampton was originally conveyed to the Hancock JV, and the contribution of Enviva Pellets Sampson, LLC ("Sampson") as if it occurred on May 15, 2013, the date Sampson was originally organized.

        The selected statement of operations and statement of cash flow data for the years ended December 31, 2016, 2015, 2014, and 2013 and the balance sheet data as of December 31, 2016 and 2015 are derived from our audited consolidated financial statements included in Item 8 of this Annual Report.

        For information on our distribution policy, please read Part II, Item. 5. "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Cash Distribution Policy." The selected financial data presented below should also be read in conjunction with Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of

Operations," our consolidated financial statements and related notes included elsewhere in this Annual Report.

	Year Ended December 31,
	2016	2015 (Recast)	2014 (Recast)	2013 (Recast)
			(Predecessor)	(Predecessor)
	(in thousands, except per metric ton and operating data and per unit data)
Statement of Operations Data:
Product sales	$444,489	$450,980	$286,641	$176,051
Other revenue	19,787	6,394	3,495	3,836

Net revenue	464,276	457,374	290,136	179,887
Costs of goods sold, excluding depreciation and amortization	357,209	365,061	251,058	152,720
Depreciation and amortization	27,694	30,692	18,971	11,827

Total cost of goods sold	384,903	395,753	270,029	164,547

Gross margin	79,373	61,621	20,107	15,340
General and administrative expenses	29,054	22,027	14,368	16,150
Impairment of assets held for sale	9,991	—	—	—
Loss on disposal of assets	2,386	2,081	340	223

Income (loss) from operations	37,942	37,513	5,399	(1,033)
Other income (expense):
Interest expense	(15,642)	(10,556)	(8,724)	(5,460)
Related party interest expense	(578)	(1,154)	—	—
Early retirement of debt obligation	(4,438)	(4,699)	(73)	—
Other income	439	979	22	1,019

Total other expense, net	(20,219)	(15,430)	(8,775)	(4,441)

Income (loss) before income tax expense	17,723	22,083	(3,376)	(5,474)
Income tax expense	—	2,623	15	23

Net income (loss)	17,723	19,460	(3,391)	(5,497)
Less net loss attributable to noncontrolling partners' interests	3,654	1,899	215	58

Net income (loss) attributable to Enviva Partners, LP	$21,377	$21,359	$(3,176)	$(5,439)

Less: Predecessor (loss) income to May 4, 2015 (prior to IPO)	$—	$(2,132)	264	(5,439)
Less: Pre-acquisition income from April 10, 2015 to December 10, 2015 from operations of Enviva Pellets Southampton Drop-Down allocated to General Partner	—	6,264	—	—
Less: Pre-acquisition loss from inception to December 13, 2016 from operations of Enviva Pellets Sampson Drop-Down allocated to General Partner	(3,231)	(1,815)	(3,440)	—

Enviva Partners, LP partners' interest in net income (loss)	$24,608	$19,042	$—	$—

Net income per limited partner common unit:
Basic	$0.95	$0.80
Diluted	$0.91	$0.79
Net income per limited partner subordinated unit:
Basic	$0.93	$0.80
Diluted	$0.93	$0.79

	Year Ended December 31,
	2016	2015 (Recast)	2014 (Recast)	2013 (Recast)
			(Predecessor)	(Predecessor)
	(in thousands, except per metric ton and operating data and per unit data)
Statement of Cash Flow Data:
Net cash provided by (used in):
Operating activities	$57,393	$66,413	$29,430	$(7,557)
Investing activities	(69,147)	(80,046)	(16,456)	(115,799)
Financing activities	10,092	15,173	(15,944)	115,235
Other Financial Data:
Adjusted EBITDA(1)	$83,537	$73,605	$24,772	$12,101
Adjusted gross margin per metric ton(1)	$45.64	$38.89	$25.91	$29.18
Maintenance capital expenditures(2)	5,187	4,359	515	—
Distributable cash flow(1)	62,725	59,142	17,554	7,650
Operating Data:
Total metric tons sold	2,346	2,374	1,508	931
Balance Sheet Data (at period end):
Cash and cash equivalents	$466	$2,128	$588	$3,558
Total assets	726,168	657,899	386,181	395,018
Long-term debt and capital lease obligations (including current portion)	350,795	207,631	90,481	95,539
Total liabilities	416,651	262,122	110,056	123,607
Partners' capital	309,517	395,777	276,125	271,411

(1)
For more information, please read "—Non-GAAP Financial Measures" and Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—How We Evaluate Our Operations."

(2)
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

Adjusted Gross Margin per Metric Ton

        We use adjusted gross margin per metric ton to measure our financial performance. We define adjusted gross margin as gross margin excluding depreciation and amortization included in cost of goods sold. We believe adjusted gross margin per metric ton is a meaningful measure because it compares our revenue-generating activities to our operating costs for a view of profitability and performance on a per metric ton basis. Adjusted gross margin per metric ton will primarily be affected by our ability to meet targeted production volumes and to control direct and indirect costs associated with procurement and delivery of wood fiber to our production plants and the production and distribution of wood pellets.

Adjusted EBITDA

        We view adjusted EBITDA as an important indicator of our performance. We define adjusted EBITDA as net income or loss excluding depreciation and amortization, interest expense, income tax expense, early retirement of debt obligations, non-cash unit compensation expense, asset impairments and disposals and certain items of income or loss that we characterize as unrepresentative of our ongoing operations. Adjusted EBITDA is a supplemental measure used by our management and other users of our financial statements, such as investors, commercial banks and research analysts, to assess the financial performance of our assets without regard to financing methods or capital structure.

Distributable Cash Flow

        We define distributable cash flow as adjusted EBITDA less maintenance capital expenditures and interest expense net of amortization of debt issuance costs and original issue discount. We use distributable cash flow as a performance metric to compare the cash-generating performance of the Partnership from period to period and to compare the cash-generating performance for specific periods to the cash distributions (if any) that are expected to be paid to our unitholders. We do not rely on distributable cash flow as a liquidity measure.

        The following tables present a reconciliation of each of adjusted gross margin per metric ton, adjusted EBITDA and distributable cash flow to the most directly comparable GAAP financial measure for each of the periods indicated.

	Year Ended December 31,
	2016	2015 (Recast)	2014 (Recast)	2013 (Recast)
			(Predecessor)	(Predecessor)
	(in thousands, except per metric ton)
Reconciliation of gross margin to adjusted gross margin per metric ton:
Metric tons sold	2,346	2,374	1,508	931
Gross margin	$79,373	$61,621	$20,107	$15,340
Depreciation and amortization	27,694	30,692	18,971	11,827

Adjusted gross margin	$107,067	$92,313	$39,078	$27,167

Adjusted gross margin per metric ton	$45.64	$38.89	$25.91	$29.18

	Year Ended December 31,
	2016		2015 (Recast)	2014 (Recast)	2013 (Recast)
				(Predecessor)	(Predecessor)
			(in thousands)
Reconciliation of adjusted EBITDA and distributable cash flow to net income (loss):
Net income (loss)	$17,723		$19,460	(3,391)	$(5,497)
Add:
Depreciation and amortization	27,722		30,738	19,009	11,887
Interest expense	16,220		11,710	8,724	5,460
Early retirement of debt obligation	4,438		4,699	73	—
Purchase accounting adjustment to inventory	—		697	—	—
Non-cash unit compensation expense	4,230		704	2	5
Income tax expense	—		2,623	15	23
Asset impairments and disposals	12,377	(1)	2,081	340	223
Acquisition transaction expenses	827		893	—	—

Adjusted EBITDA	$83,537		$73,605	$24,772	$12,101
Less:
Interest expense net of amortization of debt issuance costs and original issue discount	15,625		10,104	6,703	4,451
Maintenance capital expenditures	5,187		4,359	515	—

Distributable cash flow attributable to Enviva Partners, LP	$62,725		$59,142	$17,554	$7,650
Less: Distributable cash flow attributable to incentive distribution rights	1,077		—	—	—

Distributable cash flow attributable to Enviva Partners, LP limited partners	$61,648		$59,142	$17,554	$7,650

(1)
In December 2016, we initiated a plan to sell our 110,000 MTPY production plant located in Wiggins, Mississippi. The carrying amount of the assets held for sale exceeded the estimated fair value of the plant, which resulted in a $10.0 million non-cash impairment charge to earnings.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of our historical performance, financial condition and future prospects should be read in conjunction with Part I, Item 1. "Business" and the consolidated financial statements in Part II, Item 8. "Financial Statements and Supplementary Data."

        References in this Annual Report to the "Predecessor," "our Predecessor," "we," "our," "us" or like terms for periods prior to April 9, 2015 refer to Enviva, LP and its subsidiaries (other than Enviva Pellets Cottondale, LLC ("Cottondale")). References to the "Partnership," "we," "our," "us" or like terms for periods on and after April 9, 2015 refer to Enviva Partners, LP and its subsidiaries. References to "our sponsor" refer to Enviva Holdings, LP, and, where applicable, its wholly owned subsidiaries Enviva MLP Holdco, LLC and Enviva Development Holdings, LLC. References to "our General Partner" refer to Enviva Partners GP, LLC, a wholly owned subsidiary of Enviva Holdings, LP. References to "Enviva Management" refer to Enviva Management Company, LLC, a wholly owned subsidiary of Enviva Holdings, LP, and references to "our employees" refer to the employees of Enviva Management. References to the "Hancock JV" refer to Enviva Wilmington Holdings, LLC, a joint venture between our sponsor, Hancock Natural Resource Group, Inc. and certain other affiliates of John Hancock Life Insurance Company. Please read Cautionary Statement Regarding Forward-Looking Statements on page 1 and Part 1, Item 1A. "Risk Factors" for information regarding certain risks inherent in our business.

Basis of Presentation

        The following discussion of our historical performance and financial condition is derived from our audited consolidated financial statements and the audited financial statements of our Predecessor and Enviva Pellets Cottondale, LLC ("Cottondale"). On April 9, 2015, we, the Predecessor and our sponsor executed a series of transactions that were accounted for as common control transactions (the "Reorganization"). On April 9, 2015, our sponsor contributed some but not all of our Predecessor's assets and liabilities to us. Specifically, our sponsor's interest in Enviva Pellets Southampton, LLC ("Southampton") was excluded from the April 9, 2015 contribution as it was conveyed to the Hancock JV, a consolidated entity of the sponsor, on April 9, 2015. Our sponsor contributed its interest in Cottondale, which owns a 720,000 metric ton per year ("MTPY") wood pellet production plant in Cottondale, Florida (the "Cottondale plant"), to us on April 9, 2015.

        On December 11, 2015, the "Hancock JV contributed to Enviva, LP, all of the issued and outstanding limited liability company interests in Southampton together with an off-take contract and a shipping contract for total consideration of $131.0 million under the terms of a contribution agreement by and among the Partnership and the Hancock JV (the Southampton Drop-Down").

        On December 14, 2016, the Hancock JV contributed to Enviva, LP all of the issued and outstanding limited liability company interests in Enviva Pellets Sampson, LLC ("Sampson") for total consideration of $175.0 million (the "Sampson Drop-Down"). The Sampson Drop-Down also included two off-take contracts and related third-party shipping contracts.

        The consolidated financial statements for periods prior to our initial public offering ("the IPO") are the results of our Predecessor and its subsidiaries and include all revenues, costs, assets and liabilities attributed to our Predecessor after the elimination of all intercompany accounts and transactions. The consolidated financial statements for the period after the IPO pertain to our operations. Our consolidated financial statements have been retroactively recast to reflect the contribution of our sponsor's interest in our Predecessor and Enviva GP, LLC as if the contributions occurred at the beginning of the periods presented, the contribution of Enviva Cottondale Acquisition II, LLC ("Acquisition II") as if the contribution occurred on January 5, 2015, which is the date on which our sponsor acquired Green Circle, which owned the Cottondale plant, the Southampton Drop-Down as if it occurred on April 9, 2015, the date Southampton was originally conveyed to the

Hancock JV and the Sampson Drop-Down as if it occurred on May 15, 2013, the date Sampson was originally organized. Entities contributed by or distributed to our sponsor or the Hancock JV are considered entities under common control and are recorded at historical cost.

Business Overview

        We are the world's largest supplier by production capacity of utility-grade wood pellets to major power generators. We own and operate six industrial-scale production plants in the Southeastern United States that have a combined wood pellet production capacity of 2.8 million MTPY. We also own a dry-bulk, deep-water marine terminal at the Port of Chesapeake (the "Chesapeake terminal"). All of our facilities are located in geographic regions with low input costs and favorable transportation logistics. Owning these cost-advantaged assets, the output from which is fully contracted, in a rapidly expanding industry provides us with a platform to generate stable and growing cash flows that should enable us to increase our per-unit cash distributions over time, which is our primary business objective. For a more complete description of our business, please read Part I, Item 1. "Business."

        Our sales strategy is to fully contract the production capacity of the Partnership. During 2017, contracted volumes under our existing off-take contracts are approximately equal to the full production capacity of our production plants.

        In January 2016 we entered into a contract with the Hancock JV to supply 375,000 MTPY of wood pellets (the "EVA-MGT Contract") to MGT Power's Teesside Renewable Energy Plant (the "Tees Rep"), which was under development. In August 2016, the EVA-MGT Contract became firm as all conditions precedent to the effectiveness of the contract were satisfied. The EVA-MGT Contract, which is denominated in British Pound Sterling ("GBP"), commences in 2019, ramps to full supply in 2021 and continues through 2034.

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

        In connection with the Sampson Drop-Down on December 14, 2016, the Hancock JV assigned to us a ten-year off-take contract with DONG Energy Thermal Power A/S ("DONG Energy"), which commenced on September 1, 2016 and provides for sales of 360,000 MTPY for the first delivery year and 420,000 MTPY for years two through ten and a 15-year. DONG Energy's obligations under the DONG Energy contract are guaranteed by its parent, DONG Energy A/S.

        We entered into a second supply agreement with the Hancock JV in connection with the Sampson Drop-Down to supply an additional 95,000 MTPY of the contracted volume to the Tees REP. The contract, which is denominated in GBP, commences in 2019 and continues through 2034.

        Our off-take contracts provide for sales of 2.7 million metric tons ("MT") of wood pellets in 2017 and have a weighted average remaining term of 9.8 years from February 1, 2017.We intend to continue expanding our business by taking advantage of the growing demand for our product that is driven by the conversion of coal-fired power generation and combined heat and power plants to co-fired or dedicated biomass-fired plants, principally in the United Kingdom and Northern Europe and, increasingly, in South Korea and Japan.

Recent Developments

Japanese Market

        In addition to growing demand in Europe for our product, we believe there will be strong demand for wood pellets in Japan due to the Japanese government's drive toward reducing carbon emissions and a general shortfall in the supply of power from sources that reduce carbon emissions due to challenges with the country's nuclear power fleet. Nearly 3.2 gigawatts of biomass-fired capacity, implying demand of more than 10.0 million MTPY of biomass, have been approved through Japan's feed-in-tariff program, of which approximately 500 megawatts are commissioned. Power plant operators, project sponsors and major trading houses are looking to secure long-term supply agreements with reliable counterparties. Because of the low marginal cost of fiber combined with low long-term bulk shipping prices, the Southeastern United States is one of the most competitive sources of biomass for Japan, and we expect that trade flow will create significant opportunities for the U.S. wood pellet industry.

Sampson Drop-Down

        On December 14, 2016, we consummated the Sampson Drop-Down with the Hancock JV. In connection with the Sampson Drop-Down, the Hancock JV sold to us all of the issued and outstanding limited liability company interests in Sampson. Sampson owns a wood pellet production plant located in Sampson County, North Carolina, that is expected to produce 500,000 MT of wood pellets in 2017 and to reach its full production capacity of approximately 600,000 MTPY in 2019. The Sampson Drop-Down also included a ten-year 420,000 MTPY take-or-pay off-take contract with DONG Energy, a 15-year, 95,000 MTPY off-take contract with the Hancock JV and related third-party shipping contracts. With this transaction, our production capacity increased 22% to 2.8 million MTPY.

        The purchase price for the Sampson Drop-Down was $175.0 million and was financed with $145.0 million of our Senior Notes (as defined herein) and the issuance of 1,098,415 common units representing limited partnership interests in the Partnership ("common units") at a value of $27.31 per unit, or $30.0 million of common units, to affiliates of John Hancock Life Insurance Company. We accounted for the Sampson Drop-Down as a combination of entities under common control at historical cost in a manner similar to a pooling of interests. Accordingly, the consolidated financial statements for periods prior to the acquisition were retrospectively recast to reflect the acquisition as if it had occurred on May 15, 2013, the date Sampson was originally organized.

        In connection with the closing of the Sampson Drop-Down, Enviva, LP entered into a Terminal Services Agreement (the "Terminal Services Agreement") with a wholly owned subsidiary of the Hancock JV, which owns a dry-bulk, deep-water marine terminal at the Port of Wilmington (the "Wilmington terminal"). Wood pellets produced at our Sampson plant are transported by truck to the Wilmington terminal, where they are received, stored and ultimately loaded onto oceangoing vessels for transport to our customers. For more information, please read Part III, Item 13. "Certain Relationships and Related Transactions, and Director Independence—Agreements with Affiliates—Terminal Services Agreement."

        On November 24, 2015, Enviva Port of Chesapeake, LLC, the entity which owns a dry-bulk, deep-water marine terminal at the Port of Chesapeake (the "Chesapeake terminal") and Sampson entered into a Terminal Services Agreement (the "Prior TSA") pursuant to which we would have provided terminal services at the Chesapeake terminal for production from the Sampson plant prior to the completion of the Wilmington terminal. On September 26, 2016, Enviva, LP and Sampson entered into two confirmations under an agreement (the "Biomass Purchase Agreement"), pursuant to which Enviva, LP agreed to sell to Sampson 140,000 MT of wood pellets, and Sampson agreed to purchase from Enviva, LP 140,000 MT of wood pellets. On December 14, 2016, the Prior TSA and the Biomass Purchase Agreement were terminated in connection with the Sampson Drop-Down. For more information, please read Part III, Item 13. "Certain Relationships and Related Transactions, and Director Independence—Agreements with Affiliates—Biomass Purchase and Prior Terminal Services Agreements."

Amendment to Senior Secured Credit Facilities

        In October 2016, we entered into a second amendment to the credit agreement governing our Senior Secured Credit Facilities (the "Credit Agreement Amendment"). The Credit Agreement Amendment, which became effective upon the closing of the Sampson Drop-Down, increased the size of our revolving credit facility from $25.0 million to $100.0 million.

Senior Notes Due 2021

        On November 1, 2016, we and Enviva Partners Finance Corp., a wholly owned subsidiary of the Partnership formed on October 3, 2016 for the purpose of being the co-issuer of these notes, issued $300.0 million in aggregate principal amount of 8.5% senior unsecured notes due 2021 (the "Senior Notes") to eligible purchasers in a private placement under Rule 144A and Regulation S of the Securities Act of 1933, as amended (the "Securities Act"), which resulted in net proceeds of $293.6 million after deducting estimated expenses and underwriting discounts of $6.4 million. On December 14, 2016, a portion of the net proceeds from the Senior Notes, together with cash on hand and $30.0 million in common units issued to the Hancock JV, funded the consideration payable in connection with the Sampson Drop-Down. The remainder of the net proceeds from the Senior Notes was used to repay certain outstanding term loan indebtedness under our Senior Secured Credit Facilities. With the repayment of certain term loan indebtedness, our revolver capacity under the Senior Secured Credit Facilities increased from $25.0 million to $100.0 million per the Credit Agreement Amendment. The Senior Notes initially will be subject to certain terms and exceptions and jointly and severally guaranteed on a senior unsecured basis by substantially all of our subsidiaries.

Shipment Delays and Incremental Costs

        In our Form 10-Q for the quarter ended September 30, 2016, we disclosed an agreement reached with a customer regarding a shipment of wood pellets that, after a portion thereof was discharged in October 2016, was found to contain extraneous material. Based on the nature of the material and our control processes during production, we believe this material entered the holds of the vessel after the product left our control. The remediation costs to remove the extraneous material from our product included engaging a third party to sieve and scan the remaining cargo for any additional extraneous material. The vessel was subsequently re-delivered to our customer in the fourth quarter of 2016 without further incident. We are pursuing remedies from several parties to recover the incremental expenses associated with the remediation efforts.

        During the fourth quarter of 2016 we elected to re-purchase a vessel from a customer and sell it to a different customer consistent with our normal business practice of identifying dislocations in market supply and demand. Certain of the materials we re-purchased were damaged, which caused us to incur incremental costs. We have recorded the anticipated incremental costs, which primarily consist of the cost to purchase wood pellets to replace the disposed portion of the shipment and costs associated with delivering the shipment to our customer. We are pursuing remedies for recovery of the incremental costs. The costs incurred for disposal of the damaged product, including damages to the vessel's hold, are likely to be disputed between the parties involved and we and our insurers may be assigned a portion of these costs.

Sale of the Wiggins Plant

        In December 2016, we initiated a plan to sell our 110,000 MTPY production plant located in Wiggins, Mississippi (the "Wiggins plant"). Growth projects and productivity improvements at our larger plants during 2016 and 2015 resulted in greater production volume, which replaced the Wiggins plant's production capacity at a significantly lower cost position. The carrying amount of the assets held for sale exceeded the estimated fair value of the Wiggins plant which resulted in a $10.0 million non-cash impairment charge to earnings. On January 20, 2017, the sales agreement terminated when the buyer failed to pay the purchase price. Subsequently, we ceased operations but the Wiggins plant remains available for immediate sale.

At-the-Market Offering Program

        On August 8, 2016, we filed a prospectus supplement to our shelf registration filed with the U.S. Securities Exchange Act Commission ("SEC") on June 24, 2016, for the continuous offering of up to $100.0 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of our offerings. In August 2016, we also entered into an equity distribution agreement (the "Equity Distribution Agreement") with certain managers pursuant to which we may offer and sell common units from time to time through or to one or more of the managers, subject to the terms and conditions set forth in the Equity Distribution Agreement, of up to an aggregate sales amount of $100.0 million (the "ATM Program").

        During the year ended December 31, 2016, we sold 358,593 common units under the Equity Distribution Agreement for net proceeds of $9.3 million, net of $0.1 million of commissions. Deferred issuance costs of approximately $0.4 million, primarily consisting of legal, accounting and other fees, were offset against the proceeds. Net proceeds from sales under the ATM Program were used for general partnership purposes. As of February 15, 2017, $89.0 million remained available for issuance under the ATM Program.

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

        Prior to or in connection with the closing of the IPO, the following transactions, among others, occurred:

  •
  On April 9, 2015, our sponsor contributed its interests in each of Cottondale, our Predecessor and Enviva GP, LLC, the general partner of our Predecessor, to us;

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

Southampton Drop-Down

        On December 11, 2015, we consummated the transactions contemplated by a contribution agreement whereby the Hancock JV contributed to us all of the issued and outstanding limited liability company interests in Southampton for total consideration of $131.0 million. Southampton owns a wood pellet production plant located in Southampton County, Virginia, capable of producing approximately 515,000 MTPY of wood pellets. The acquisition also included a ten-year 500,000 MTPY take-or-pay off-take contract and an associated ten-year third-party shipping contract.

        We accounted for the Southampton Drop-Down as a combination of entities under common control at historical cost in a manner similar to a pooling of interests. Accordingly, the consolidated financial statements for periods prior to the acquisition were retrospectively recast to reflect the acquisition as if it had occurred on April 9, 2015, the date Southampton was originally conveyed to the Hancock JV. The effect of this recast is to present the financial results and results of operations of Southampton as if the conveyance of Southampton by the Predecessor to the Hancock JV had never occurred.

How We Evaluate Our Operations

Adjusted Gross Margin per Metric Ton

        We use adjusted gross margin per metric ton to measure our financial performance. We define adjusted gross margin as gross margin excluding depreciation and amortization included in cost of goods sold. We believe adjusted gross margin per metric ton is a meaningful measure because it compares our revenue-generating activities to our operating costs for a view of profitability and performance on a per metric ton basis. Adjusted gross margin per metric ton will primarily be affected by our ability to meet targeted production volumes and to control direct and indirect costs associated with procurement and delivery of wood fiber to our production plants and the production and distribution of wood pellets.

Adjusted EBITDA

        We view adjusted EBITDA as an important indicator of our performance. We define adjusted EBITDA as net income or loss excluding depreciation and amortization, interest expense, income tax expense, early retirement of debt obligations, non-cash unit compensation expense, asset impairments and disposals and certain items of income or loss that we characterize as unrepresentative of our ongoing operations. Adjusted EBITDA is a supplemental measure used by our management and other users of our financial statements, such as investors, commercial banks and research analysts, to assess the financial performance of our assets without regard to financing methods or capital structure.

Distributable Cash Flow

        We define distributable cash flow as adjusted EBITDA less maintenance capital expenditures and interest expense net of amortization of debt issuance costs and original issue discount. We use distributable cash flow as a performance metric to compare the cash-generating performance of the Partnership from period to period and to compare the cash-generating performance for specific periods to the cash distributions (if any) that are expected to be paid to our unitholders. We do not rely on distributable cash flow as a liquidity measure.

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

Factors Impacting Comparability of Our Financial Results

        Our future results of operations and cash flows may not be comparable to our historical consolidated results of operations and cash flows, principally for the following reasons:

        Our sponsor contributed its interest in Sampson to us on December 14, 2016.    Our consolidated financial statements have been retroactively recast to reflect the contribution of our sponsor's interest in Sampson as if the contributions occurred on May 15, 2013, the date Sampson was originally organized. The recast amounts for the years ended December 31, 2016, 2015 and 2014 primarily include general and administrative expenses associated with plant development and commissioning costs incurred during the construction of the Sampson plant. The amount paid in excess of historical cost is recorded as a deemed dividend to the General Partner.

        We issued $300.0 million in aggregate principal amount of senior unsecured notes in a private placement to eligible purchasers.    On November 1, 2016, we and Enviva Partners Finance Corp. issued the Senior Notes to eligible purchasers in a private placement under Rule 144A and Regulation S of the Securities Act, which resulted in net proceeds of $293.6 million after deducting estimated expenses and underwriting discounts of $6.4 million. On December 14, 2016, a portion of the net proceeds from the Senior Notes, together with cash on hand and the issuance of $30.0 million in common units to affiliates of John Hancock Life Insurance Company, funded the consideration payable in connection with the Sampson Drop-Down. The remainder of the net proceeds from the Senior Notes were used to repay certain outstanding term loan indebtedness under our Senior Secured Credit Facilities. As a result, our consolidated financial statements will reflect the outstanding debt and interest expense associated with the Senior Notes.

        We repaid a portion of the Original Credit Facilities and increased the capacity of our revolving credit facility.    On April 9, 2015, we entered into a credit agreement (the "Credit Agreement") providing for a $199.5 million aggregate principal amount of senior secured credit facilities (the "Original Credit Facilities"). To finance a portion of the purchase price for Southampton Drop-Down, we entered into the Assumption Agreement on December 11, 2015, providing for $36.5 million of Incremental Term Advances (the "Incremental Term Advances" and, together with the Original Credit Facilities, the "Senior Secured Credit Facilities") under the Credit Agreement. Upon the consummation of the Sampson Drop-Down, a portion of the net proceeds from the Senior Notes, together with cash on hand, were used to repay in full the outstanding principal and accrued interest on the Tranche A-2 and Tranche A-4 borrowings and to repay a portion of the outstanding principal and accrued interest on the Tranche A-1 and Tranche A-3 borrowings. Following the Sampson Drop-Down and repayment of a portion of the Original Credit Facilities, the limit under our revolving credit commitments was increased from $25.0 million to $100.0 million the Credit Agreement Amendment.

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

How We Generate Revenue

Overview

        We primarily earn revenue by supplying wood pellets to our customers under off-take contracts, the majority of the commitments under which are long term in nature. We refer to the structure of our contracts as "take-or-pay" because they include a firm obligation to take a fixed quantity of product at a stated price and provisions that ensure we will be compensated in case a customer fails to accept all or a part of the contracted volumes or terminates the contract. Each contract defines the annual volume of wood pellets that a customer is required to purchase and we are required to sell, the fixed price per metric ton for product satisfying a base net calorific value, and other technical specifications. These prices are fixed for the entire term, subject to annual inflation-based adjustments and price escalators, as well as, in some instances, price adjustments for product specifications and changes in underlying costs. In addition to sales of our product under these long-term, take-or-pay contracts, we routinely sell volumes under shorter-term contracts which range in volume and tenor and, in some cases, may include only one specific shipment. Because each of our contracts is a bilaterally negotiated agreement, our revenue over the duration of these contracts does not generally follow spot market pricing trends. Our revenue from the sale of wood pellets is recognized when the goods are shipped, title passes, the sales price to the customer is fixed, and collectability is reasonably assured.

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

        The majority of the wood pellets we supply to our customers are produced at our production plants. These sales are included in "Product sales." We also fulfill our contractual commitments and take advantage of dislocations in market supply and demand by purchasing from and selling to third-party market participants, including, in some cases, our customers. In these back-to-back transactions where title and risk of loss are immediately transferred to the ultimate purchaser, revenue is recorded net of costs paid to the third-party supplier. This revenue is included in "Other revenue."

        In some instances, a customer may request to cancel, defer or accelerate a shipment. Contractually, we will seek to optimize our position by selling or purchasing the subject shipment to or from another party, either within our contracted off-take portfolio or as an independent transaction on the spot market. In most instances, the original customer pays us a fee including reimbursement of any incremental costs, which is included in "Other revenue."

Contracted Backlog

        As of February 1, 2017, we had approximately $5.7 billion of product sales backlog for firm contracted product sales to power generators. Backlog represents the revenue to be recognized under existing contracts assuming deliveries occur as specified in the contract. Expected future product sales denominated in foreign currencies, excluding revenue hedged with foreign currency forward contracts, are included in U.S. Dollars at February 1, 2017 forward rates. Please read Part II, Item 8. "Financial Statements and Supplementary Data—Derivative Instruments" for more information regarding our foreign currency forward contracts.

        Our expected future product sales revenue under our contracted backlog as of February 1, 2017 is as follows (in millions):

Period February 1, 2017 to December 31, 2017	$437
Year ending December 31, 2018	509
Year ending December 31, 2019 and thereafter	4,746

Total product sales contracted backlog	$5,692

Costs of Conducting Our Business

Cost of Goods Sold

        Cost of goods sold includes the costs to produce and deliver our wood pellets to customers. The principal expenses incurred to produce and deliver our wood pellets consist of raw material, production and distribution costs.

        We have strategically located our plants in the Southeastern United States, a region with plentiful wood fiber resources. We manage the supply of raw materials into our plants through a mixture of short-term and long-term contracts. Delivered wood fiber costs include stumpage (i.e., the price paid to the underlying timber resource owner for the raw material) as well as harvesting, transportation and, in some cases, size reduction services provided by our suppliers. The majority of our product volumes are sold under contracts that include cost pass-through mechanisms to mitigate increases in raw material and distribution costs.

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

        Distribution costs include all transportation costs from our plants to our port locations, any storage or handling costs while the product remains at port and shipping costs related to the delivery of our product from our port locations to our customers. Both the strategic location of our plants and our ownership or control of our ports has allowed for the efficient and cost-effective transportation of our wood pellets. We mitigate shipping risk by entering into long-term, fixed-price shipping contracts with reputable shippers matching the terms and volumes of our off-take contracts for which we are responsible for arranging shipping. Certain of our off-take contracts include pricing adjustments for volatility in fuel prices, which allow us to pass the majority of the fuel price risk associated with shipping through to our customers.

        Additionally, as deliveries are made, we amortize the purchase price of acquired customer contracts that were recorded as intangible assets during the applicable contract term.

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

General and Administrative Expenses

        Prior to April 9, 2015, we incurred general and administrative expenses related to a Management Services Agreement (the "Prior MSA") with our sponsor that covered the corporate salary and overhead expenses associated with our business. Under the Prior MSA, we paid an annual fee and reimbursed our sponsor for direct and indirect expenses it incurred on our behalf. Effective April 9, 2015, all of our employees and management became employed by Enviva Management, and we and our General Partner entered into a new Management Services Agreement (the "MSA") with Enviva Management. The Prior MSA automatically terminated upon the execution of the MSA. Under the MSA, direct or indirect, internal or third-party expenses incurred are either directly identifiable or allocated to us. Enviva Management estimates the percentage of employee salaries and related benefits, third-party costs, office rent and expenses and any other overhead costs to be provided to us. Each month, Enviva Management allocates the actual costs accumulated in the financial accounting system using these estimates. Enviva Management charges us for any directly identifiable costs such as goods or services provided at our request. We believe the assumptions and allocations were made on a reasonable and consistent basis and were the best estimate of the costs that we would have incurred on a stand-alone basis.

        Our consolidated financial statements have been recast to include Sampson from May 15, 2013, the date Sampson was originally organized. Prior to the Sampson Drop-Down, Sampson incurred general and administrative costs related to plant development activities which included startup and commissioning activities prior to beginning production as well as incremental overhead costs related to construction activities. We do not expect to incur these costs going forward as the plant began producing wood pellets during the fourth quarter of 2016.

Results of Operations

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

	Year Ended December 31,
	2016	2015 (Recast)	Change
	(in thousands)
Product sales	$444,489	$450,980	$(6,491)
Other revenue	19,787	6,394	13,393

Net revenue	464,276	457,374	6,902
Cost of goods sold, excluding depreciation and amortization	357,209	365,061	(7,852)
Depreciation and amortization	27,694	30,692	(2,998)

Total cost of goods sold	384,903	395,753	(10,850)

Gross margin	79,373	61,621	17,752
General and administrative expenses	29,054	22,027	7,027
Impairment of assets held for sale	9,991	—	9,991
Loss on disposal of assets	2,386	2,081	305

Income from operations	37,942	37,513	429
Interest expense	(15,642)	(10,556)	5,086
Related party interest expense	(578)	(1,154)	(576)
Early retirement of debt obligation	(4,438)	(4,699)	(261)
Other income	439	979	(540)

Net income before income tax expense	17,723	22,083	(4,360)
Income tax expense	—	2,623	(2,623)

Net income	17,723	19,460	(1,737)
Less net loss attributable to noncontrolling partners' interests	3,654	1,899	1,755

Net income attributable to Enviva Partners, LP	$21,377	$21,359	$18

Product sales

        Revenue related to product sales (either produced by us or procured from a third party) were largely consistent for the year ended December 31, 2016 as compared to the year ended December 31, 2015.

Other revenue

        Other revenue increased to $19.8 million for the year ended December 31, 2016 compared to $6.4 million for the year ended December 31, 2015. The $13.4 million increase was primarily attributable to the following:

  •
  A $7.2 million increase in fees received from third-party pellet producers who had committed to purchase shipments of wood pellets from us on a short-term basis to meet volume, quality or sustainability commitments under their customer contracts. The third-party pellet producers cancelled shipments in return for make-whole payments.

  •
  A $4.4 million increase in fees earned for modifications to scheduled shipments as well as shipments purchased from and sold to third-party market participants, including, in some cases,

    our customers. In these back-to-back transactions, title and risk of loss immediately transfers to the ultimate purchasers and, accordingly, the transaction is presented on a net basis.

  •
  A $1.7 million increase for a payment received from a third-party supplier as a result of its decision to terminate a short-term wood pellet supply agreement.

Cost of goods sold

        Cost of goods sold decreased to $384.9 million for the year ended December 31, 2016 from $395.8 million for the year ended December 31, 2015. The $10.9 million decrease was primarily attributable to lower raw material and production costs and lower amortization expense as acquired customer contracts reach the end of their respective contract terms.

Gross margin

        We earned gross margin of $79.4 million and $61.6 million for the years ended December 31, 2016 and 2015, respectively. The gross margin increase of $17.8 million was primarily attributable to the following:

  •
  An $13.4 million increase in other revenues described above.

  •
  The favorable cost position of our wood pellets, excluding production from our Sampson plant, during the year ended December 31, 2016 as compared to the year ended December 31, 2015 increased gross margin by $4.9 million. The cost improvements primarily related to increased plant utilization, lower raw material costs and lower fuel costs that reduced our to-port logistics costs for all plants during 2016 as compared to 2015.

  •
  A $3.0 million decrease in depreciation and amortization expense during the year ended December 31, 2016 as compared to the year ended December 31, 2015 attributable to lower amortization expense as acquired customer contracts reach the end of their respective contract terms.

        Offsetting the above was:

  •
  A $1.8 million decrease in estimated incremental costs to deliver a shipment that we purchased back from a customer and sold to another customer during the fourth quarter of 2016. For more information, please read "—Recent Developments—Shipment Delays and Incremental Costs."

  •
  A $2.1 million decrease in gross margin due to the cost position of our Sampson plant during its first months of production.

Adjusted gross margin per metric ton

	Year Ended December 31,
	2016	2015 (Recast)	Change
	(in thousands except per metric ton)
Metric tons sold	2,346	2,374	(28)
Gross margin	$79,373	$61,621	$17,752
Depreciation and amortization	27,694	30,692	(2,998)

Adjusted gross margin	$107,067	$92,313	$14,754

Adjusted gross margin per metric ton	$45.64	$38.89	$6.75

        We earned an adjusted gross margin of $107.1 million, or $45.64 per metric ton, for the year ended December 31, 2016 and an adjusted gross margin of $92.3 million, or $38.89 per metric ton, for the year ended December 31, 2015. The factors impacting adjusted gross margin are detailed above under the heading "Gross margin."

General and administrative expenses

        General and administrative expenses were $29.1 million for the year ended December 31, 2016 and $22.0 million for the year ended December 31, 2015. During the year ended December 31, 2016, general and administrative expenses included allocated expenses of $12.6 million that were incurred under the MSA, $7.0 million related to plant development activities prior to the Sampson Drop-Down, $4.5 million of direct expenses, $4.2 million of non-cash unit compensation expense associated with unit-based awards and $0.8 million related to acquisition transaction expenses. During the year ended December 31, 2015, we incurred $14.9 million under the MSA, $1.6 million related to plant development activities prior to the Sampson Drop-Down, $3.5 million of direct expenses, $0.7 million of compensation expense associated with unit-based awards, $0.4 million of accounting, legal and other expenses related to our Reorganization activities and $0.9 million of expenses related to acquisition transaction expenses.

Impairment of assets held for sale

        During the year ended December 31, 2016, we incurred a $10.0 million non-cash impairment charge related to the sale of the Wiggins plant. For more information, please read "—Recent Developments—Sale of Wiggins Plant" above.

Loss on disposal of assets

        We incurred $2.4 million and $2.1 million of expense associated with the disposal of assets during the years ended December 31, 2016 and 2015, respectively, which was primarily attributable to the disposal of assets replaced in connection with growth capital projects at two of our plants intended to increase the efficiency and throughput of the drying system. The increased production volumes from the execution of these growth projects replace the Wiggins plant volumes at a significantly lower cost position.

Interest expense

        We incurred $15.6 million of interest expense during the year ended December 31, 2016 and $10.6 million during the year ended December 31, 2015. On November 1, 2016, the proceeds from the Senior Notes were deposited into an escrow account pending completion of the Sampson Drop-Down. On December 14, 2016, a portion of the proceeds, together with cash on hand, were used to repay a portion of the Senior Secured Credit Facilities. As a result, we incurred interest expense on both the Senior Notes and the Senior Secured Credit Facilities during the escrow period. Please read "—Senior Notes Due 2021" below.

Related party interest expense

        We incurred $0.6 million of related party interest expense during the year ended December 31, 2016 and $1.2 million of related party interest expense during the year ended December 31, 2015. On December 11, 2015, under our Senior Secured Credit Facilities, we obtained incremental borrowings in the amount of $36.5 million. Enviva FiberCo, LLC, an affiliate and a wholly owned subsidiary of our sponsor ("Enviva FiberCo"), became a lender with the purchase of $15.0 million aggregate principal amount of the incremental borrowing advances. On June 30, 2016, Enviva FiberCo assigned all of its rights and obligations in its capacity as a lender to a third party. During the year ended December 31, 2016, we incurred $0.4 million of related party interest expense associated with this related party debt.

        In connection with the January 5, 2015 acquisition of Green Circle, the sponsor made a term advance of $36.7 million to Green Circle under a revolving note and advanced Acquisition II $50.0 million under a note payable. Cottondale repaid $4.8 million of the outstanding principal of the term advance in March 2015. As a result of the sponsor's contribution of Acquisition II, which owned Cottondale, to the Partnership on April 9, 2015, we recorded $81.9 million of outstanding principal and $0.9 million of accrued interest related to the term advance and note payable. In connection with the closing of the IPO on May 4, 2015, we repaid the term advance and note payable outstanding principal of $81.9 million and accrued interest of $1.1 million to the sponsor. We incurred $1.1 million of related party interest expense for the term advance and note payable for the year ended December 31, 2015.

Early retirement of debt obligation

        We incurred a $4.4 million charge during the year ended December 31, 2016 for the partial write-off of debt issuance costs and original issue discount associated with the existing Senior Secured Credit Facilities. The amounts were amortized over the term of the debt and were expensed on December 14, 2016 when we repaid $158.1 million outstanding under the existing Senior Secured Credit Facility.

        We incurred a $4.7 million charge during the year ended December 31, 2015 for the write-off of debt issuance costs and original issue discount associated with the $120.0 million aggregate principal amount of senior secured credit facilities (the "Prior Senior Secured Credit Facilities"). The amounts were amortized over the term of the debt and were expensed on April 9, 2015 when we repaid all amounts outstanding under the Prior Senior Secured Credit Facilities.

Income tax expense

        During the year ended December 31, 2016, we incurred no income tax expense. During the year ended December 31, 2015, we incurred income tax expense of $2.7 million related to the separate activity of the Cottondale plant from the date of acquisition on January 5, 2015 through April 8, 2015. During this period, Green Circle was a corporate subsidiary of the predecessor entity of Acquisition II. Green Circle, which is now Cottondale, and Acquisition II were each treated as corporations for federal income tax purposes until April 7, 2015 and April 8, 2105, respectively. Prior to the contribution of Acquisition II to us on April 9, 2015, the financial results of the predecessor entity of each of Acquisition II and Green Circle were included in the consolidated federal income tax return of the tax paying entity, Acquisition I.

Adjusted EBITDA

	Year Ended December 31,
	2016	2015 (Recast)	Change
	(in thousands)
Reconciliation of adjusted EBITDA to net income:
Net income	$17,723	$19,460	$(1,737)
Add:
Depreciation and amortization	27,722	30,738	(3,016)
Interest expense	16,220	11,710	4,510
Early retirement of debt obligation	4,438	4,699	(261)
Purchase accounting adjustment to inventory	—	697	(697)
Non-cash unit compensation expense	4,230	704	3,526
Income tax expense	—	2,623	(2,623)
Asset impairments and disposals	12,377	2,081	10,296
Acquisition transaction expenses	827	893	(66)

Adjusted EBITDA	$83,537	$73,605	$9,932

        We generated adjusted EBITDA of $83.5 million for the year ended December 31, 2016 compared to $73.6 million for the year ended December 31, 2015. The $9.9 million improvement in adjusted EBITDA was primarily attributable to the $17.8 million increase in adjusted gross margin discussed in further detail above. Offsetting the increase to adjusted gross margin was a $5.4 million increase in general and administrative expenses related to plant development activities prior to the Sampson Drop-Down as discussed above under "—General and administrative expenses."

Distributable cash flow

        The following is a reconciliation of adjusted EBITDA to distributable cash flow:

	Year Ended December 31,
	2016	2015 (Recast)	Change
	(in thousands)
Adjusted EBITDA	$83,537	$73,605	$9,932
Less:
Interest expense net of amortization of debt issuance costs and original issue discount	15,625	10,104	5,521
Maintenance capital expenditures	5,187	4,359	828

Distributable cash flow attributable to Enviva Partners, LP	62,725	59,142	3,583
Less: Distributable cash flow attributable to incentive distribution rights	1,077	—	1,077

Distributable cash flow attributable to Enviva Partners, LP limited partners	$61,648	$59,142	$2,506

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

	Year Ended December 31,
	2015 (Recast)	2014 (Recast)	Change
	(Predecessor) (in thousands)
Product sales	$450,980	$286,641	$164,339
Other revenue	6,394	3,495	2,899

Net revenue	457,374	290,136	167,238
Cost of goods sold, excluding depreciation and amortization	365,061	251,058	114,003
Depreciation and amortization	30,692	18,971	11,721

Total cost of goods sold	395,753	270,029	125,724

Gross margin	61,621	20,107	41,514
General and administrative expenses	22,027	14,368	7,659
Loss on disposal of assets	2,081	340	1,741

Income from operations	37,513	5,399	32,114
Interest expense	(10,556)	(8,724)	(1,832)
Related party interest expense	(1,154)	—	(1,154)
Early retirement of debt obligation	(4,699)	(73)	(4,626)
Other income	979	22	957

Net income (loss) before income tax expense	22,083	(3,376)	25,459
Income tax expense	2,623	15	2,608

Net income (loss)	19,460	(3,391)	22,851
Less net loss attributable to noncontrolling partners' interests	1,899	215	1,684

Net income (loss) attributable to Enviva Partners, LP	$21,359	$(3,176)	$24,535

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

Other revenue

        Other revenue increased to $6.4 million for the year ended December 31, 2015 from $3.5 million for the year ended December 31, 2014 primarily due to purchase and sale transactions with our existing customer base. In these agency-related transactions, we do not bear the risk of loss or take title to the wood pellets purchased from a third party, and, accordingly, the transaction is presented on a net basis. Other revenue is also comprised of terminal services and other professional fees.

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

        Offsetting the above was:

  •
  An $11.7 million increase in depreciation and amortization expense during the year ended December 31, 2015 as compared to the corresponding prior year period. The increase is attributable to depreciation on the Cottondale plant assets and amortization of favorable customer contracts acquired as part of the Cottondale acquisition.

  Adjusted gross margin per metric ton

	Year Ended December 31,
	2015 (Recast)	2014 (Recast)	Change
	(Predecessor) (in thousands except per metric ton)
Metric tons sold	2,374	1,508	866
Gross margin	$61,621	$20,107	$41,514
Depreciation and amortization	30,692	18,971	11,721

Adjusted gross margin	$92,313	$39,078	$53,235

Adjusted gross margin per metric ton	$38.89	$25.91	$12.98

        We earned an adjusted gross margin of $92.3 million, or $38.89 per metric ton, for the year ended December 31, 2015 and an adjusted gross margin of $39.1 million, or $25.91 per metric ton, for the year ended December 31, 2014. The factors impacting adjusted gross margin are detailed above under the heading "Gross margin."

General and administrative expenses

        General and administrative expenses were $22.0 million for the year ended December 31, 2015 and $14.4 million for the year ended December 31, 2014. For the year ended December 31, 2015, general and administrative expenses included allocated and direct expenses of $14.9 million that were incurred under the MSA. During the year ended December 31, 2015, we incurred $1.6 million from Sampson related to plant development activities prior to the Sampson Drop-Down, $0.7 million of compensation expense associated with unit-based awards, $0.4 million of accounting, legal and other expenses related to our Reorganization activities and $0.9 million of expenses related to acquisition transactions costs. We also incurred incremental general and administrative expenses due to our transition from a private company to a publicly traded limited partnership. General and administrative costs for the year ended December 31, 2014 included $12.3 million of charges under the Prior MSA.

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

Early retirement of debt obligation

        We incurred a $4.7 million charge during the year ended December 31, 2015 for the write-off of debt issuance costs and original issue discount associated with the Prior Senior Secured Credit Facilities. The amounts were amortized over the term of the debt and were expensed on April 9, 2015 when we repaid all amounts outstanding.

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

Adjusted EBITDA

	Year Ended December 31,
	2015 (Recast)	2014 (Recast)	Change
	(Predecessor) (in thousands)
Reconciliation of adjusted EBITDA to net income (loss):
Net income (loss)	$19,460	$(3,391)	$22,851
Add:
Depreciation and amortization	30,738	19,009	11,729
Interest expense	11,710	8,724	2,986
Early retirement of debt obligation	4,699	73	4,626
Purchase accounting adjustment to inventory	697	—	697
Non-cash unit compensation expense	704	2	702
Income tax expense	2,623	15	2,608
Asset impairments and disposals	2,081	340	1,741
Acquisition transaction expenses	893	—	893

Adjusted EBITDA	$73,605	$24,772	$48,833

        We generated adjusted EBITDA of $73.6 million for the year ended December 31, 2015 compared to $24.8 million for the year ended December 31, 2014. The $48.8 million improvement in adjusted EBITDA was primarily attributable to the $53.2 million increase in adjusted gross margin discussed above. Offsetting the increase to adjusted gross margin was a $6.1 million increase in general and administrative expenses, net of expenses related to acquisition transaction expenses, non-cash unit compensation expense and disposals. The increase is discussed above under the heading "General and administrative expenses."

Distributable cash flow

        The following is a reconciliation of adjusted EBITDA to distributable cash flow:

	Year Ended December 31,
	2015 (Recast)	2014 (Recast)	Change
	(Predecessor) (in thousands)
Adjusted EBITDA	$73,605	$24,772	$48,833
Less:
Interest expense net of amortization of debt issuance costs and original issue discount	10,104	6,703	3,401
Maintenance capital expenditures	4,359	515	3,844

Distributable cash flow to Enviva Partners, LP limited partners	$59,142	$17,554	$41,588

Liquidity and Capital Resources

Overview

        Our principal liquidity requirements for 2016 were to fund working capital, service our debt, maintain cash reserves, finance growth and maintenance capital expenditures, pay distributions and fund a portion of the Sampson Drop-Down. We met our liquidity needs in 2016 with a combination of funds generated through operations, the net proceeds from the sales of our Senior Notes, borrowings under our revolving credit commitments and proceeds from the sales of common units under our ATM program.

        Our principal liquidity requirements for the year ended December 31, 2015 included funding the Southampton Drop-Down. We met our liquidity needs in 2015 with a combination of the proceeds of the IPO, incurrence of additional debt and funds generated from operations. Our Predecessor's principal liquidity requirements for the year ended December 31, 2014 were to fund capital expenditures for the construction of the Northampton and Southampton plants, to expand the storage capacity at our Chesapeake terminal and meet working capital needs. Our Predecessor met its liquidity needs with a combination of funds generated through operations, proceeds from long-term indebtedness and equity contributions from our sponsor.

        We expect our sources of liquidity to include cash generated from operations, borrowings under our revolving credit commitments and, from time to time, debt and equity offerings, including under our ATM Program. We operate in a capital-intensive industry, and our primary liquidity needs are to fund working capital, service our debt, maintain cash reserves, finance maintenance capital expenditures and pay distributions. We believe cash generated from our operations will be sufficient to meet the short-term working capital requirements of our business. However, future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors beyond our control.

        Our minimum quarterly distribution is $0.4125 per common and subordinated unit per quarter, which equates to approximately $10.8 million per quarter, or approximately $43.4 million per year, based on the number of common and subordinated units outstanding as of February 15, 2017, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses. Because it is our intent to distribute at least the minimum quarterly distribution on all of our units on a quarterly basis, we expect that we will rely upon external financing sources, including bank borrowings and the issuance of debt and equity securities, to fund future acquisitions and expansions.

Non-Cash Working Capital

        Non-cash working capital is the amount by which current assets, excluding cash, exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. Our non-cash working capital was $51.9 million at December 31, 2016 and $5.4 million at December 31, 2015. The primary components of changes in non-cash working capital were the following:

Accounts receivable, net and related party receivables

        Accounts receivable, net and related party receivables increased non-cash working capital by $46.6 million during the year ended December 31, 2016 as compared to December 31, 2015. The increase in accounts receivable was primarily attributable to the number of shipments from our own production plants and shipments purchased and sold during December 2016 combined with partially loaded shipments at the end of 2016 for which title and risk of loss had passed to the customer.

Related party receivables at December 31, 2016 included $8.1 million related to the Sampson Drop-Down.

Inventories

        Our inventories consist of raw materials, work-in-process, consumable tooling and finished goods. Inventories increased to $29.8 million at December 31, 2016 from $24.2 million at December 31, 2015. The $5.6 million increase in inventory was attributable to an increase in raw materials, work-in-process and consumable tooling primarily at our Sampson plant as it commenced operations during the fourth quarter of 2016.

Accounts payable, related party payables, accrued liabilities and related party accrued liabilities

        The increase in accounts payable, related party payables, accrued liabilities and related party accrued liabilities at December 31, 2016 as compared to December 31, 2015 decreased non-cash working capital by $6.9 million and was primarily attributable to an increase in accrued liabilities due to timing and volume of shipments during December 2016 discussed above. Related party payables at December 31, 2016 included $10.2 million related to the MSA, compared to $6.0 million related to the MSA and $5.0 million related to the Southampton Drop-Down at December 31, 2015.

Cash Flows

        The following table sets forth a summary of our net cash flows from operating, investing and financing activities for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015 (Recast)	2014 (Recast)
			(Predecessor)
	(in thousands)
Net cash provided by operating activities	$57,393	$66,413	$29,430
Net cash used in investing activities	(69,147)	(80,046)	(16,456)
Net cash provided by (used in) financing activities	10,092	15,173	(15,944)

Net (decrease) increase in cash and cash equivalents	$(1,662)	$1,540	$(2,970)

Cash Provided by (Used in) Operating Activities

        Net cash provided by (used in) operating activities was $57.4 million, $66.4 million and $29.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. The changes were primarily attributable to the following:

  •
  A $9.9 million increase in Adjusted EBITDA during the year ended December 31, 2016 as compared to the year ended December 31, 2015. The increase in Adjusted EBITDA was attributable to the factors detailed above under "—Results of Operations—Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015."

  Offsetting the above:

  •
  Was a $35.7 million increase in accounts receivable due to the number of shipments from our own production plants and shipments purchased and sold during December 2016 combined with partially loaded shipments at the end of 2016 for which title and risk of loss had passed to the customer. As of February 1, 2017, the majority of the year end December 31, 2016 accounts receivable balance has been collected. The increase in accounts receivable was partially offset by a $12.2 million increase in accrued expenses primarily attributable to the aforementioned shipments and purchase and sale transactions.

  •
  An increase in Adjusted EBITDA of $48.9 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014. The improvement in Adjusted EBITDA was attributable to the factors detailed above under "—Results of Operations—Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014."

  Offsetting the above was:

  •
  A decrease in operating assets and liabilities primarily attributable to a $6.7 million deposit into an escrow account made in accordance with the terms of a customer contract. The deposit was subsequently refunded in 2016.

Cash Used in Investing Activities

        Net cash used in investing activities was $69.1 million, $80.0 million and $16.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. The decrease in cash used in investing activities from the year ended December 31, 2015 to the year ended December 31, 2016 related primarily to a decrease in purchases of property, plant and equipment. The increase in cash used in investing activities from the year ended December 31, 2014 to the year ended December 31, 2015 related primarily to an increase in purchases of property, plant and equipment primarily related to the construction of the Sampson plant. Of the $70.9 million used for property, plant and equipment during the year ended December 31, 2016, approximately $6.0 million related to projects intended to increase the production capacity of our plants and $5.2 million was used to maintain our equipment and machinery. The remaining $59.7 million was used for the construction of the Sampson plant.

Cash (Used in) Provided by Financing Activities

        Net cash provided by (used in) financing activities was $10.1 million, $15.2 million and $(15.9) million for the years ended December 31, 2016, 2015 and 2014, respectively. Net cash provided by financing activities during the year ended December 31, 2016 related primarily to proceeds from the Partnership's Senior Notes offering and the Sampson Drop-Down. Net proceeds of $293.6 million from our Senior Notes were used to repay debt, including $158.1 million due under the Senior Secured Credit Facilities and to distribute $139.6 million to our sponsor related to the Sampson Drop-Down.

        Net cash used in financing activities during the year ended December 31, 2015 related primarily to the Southampton Drop-Down transaction and the distribution of a portion of our IPO proceeds. Borrowings under our Senior Secured Credit Facilities, including the $36.5 million of Incremental Term Advances under the Credit Agreement, and together with our IPO proceeds totaled $445.2 million. The cash was used to pay debt issuance costs and repay debt, including the Prior Senior Secured Credit Facilities and related party notes totaling $205.9 million, as well as to distribute $297.2 million to our sponsor. Also contributing to the increase was the payment of cash distributions to unitholders of $16.9 million. The net cash used in financing activities was partially offset by the release of $11.6 million of restricted cash upon the repayment of the Prior Senior Secured Credit Facilities.

Senior Notes Due 2021

        On November 1, 2016, we and Enviva Partners Finance Corp. issued the Senior Notes due 2021 to eligible purchasers in a private placement under Rule 144A and Regulation S of the Securities Act, which resulted in net proceeds of $293.6 million after deducting estimated expenses and underwriting discounts of approximately $6.4 million. On December 14, 2016, a portion of the net proceeds from the Senior Notes, together with cash on hand and the issuance of $30.0 million in common units to the Hancock JV, funded the consideration payable in connection with the Sampson Drop-Down. The remainder of the net proceeds from the Senior Notes was used to repay certain outstanding term loan indebtedness under our Senior Secured Credit Facilities. With the repayment of certain term loan indebtedness, our revolver capacity under the senior Secured Credit Facilities increased from

$25.0 million to $100.0 million per the Credit Agreement Amendment. The Senior Notes initially will be subject to certain terms and exceptions and jointly and severally guaranteed on a senior unsecured basis by substantially all of our subsidiaries.

Senior Secured Credit Facilities

        On April 9, 2015, we entered into the Credit Agreement providing for the Original Credit Facilities. The Original Credit Facilities consist of (i) $99.5 million aggregate principal amount of Tranche A-1 advances, (ii) $75.0 million aggregate principal amount of Tranche A-2 advances and (iii) up to $25.0 million aggregate principal amount of revolving credit commitments. We are also able to request loans under incremental facilities under the Credit Agreement on the terms and conditions and in the maximum aggregate principal amounts set forth therein, provided that lenders provide commitments to make loans under such incremental facilities.

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

        On October 17, 2016, we entered into the Second Amendment to our Credit Agreement (the "Second Amendment"). The Second Amendment provided for an increase in the revolving credit commitments under our Senior Secured Credit Facilities from $25.0 million to $100.0 million upon the consummation of the Sampson Drop-Down, the repayment of outstanding principal and accrued interest on the Tranche A-2 and Tranche A-4 borrowings and the receipt of certain associated deliverables.

        The Senior Secured Credit Facilities mature in April 2020. Borrowings under the Senior Secured Credit Facilities bear interest, at our option, at either a base rate plus an applicable margin or at a Eurodollar rate (with a 1.00% floor for term loan borrowings) plus an applicable margin. Principal and interest are payable quarterly.

        We had $6.5 million outstanding under the revolving credit commitments as of December 31, 2016.

        We had $4.0 million outstanding under the letter of credit facility as of December 31, 2016. The letter of credit was issued in connection with a contract between us and a third party, in the ordinary course of business. The amount required to be secured with the letter of credit under the contract may be adjusted or cancelled based on the specific third-party contract terms. The amount outstanding as of December 31, 2016 is subject to automatic extensions through the termination date of the letter of credit facility. The letter of credit is not cash collateralized, and there are no unreimbursed drawings under the letter of credit as of December 31, 2016.

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

        As of December 31, 2016, our total debt to consolidated EBITDA was 3.21:1.00, as calculated in accordance with the Credit Agreement, which was less than the maximum ratio of 4.75:1.00. As of December 31, 2016, we were in compliance with all covenants and restrictions associated with, and no events of default existed under, the Credit Agreement. The obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and secured by liens on substantially all of our and their assets.

        On December 11, 2015, Enviva FiberCo, LLC ("Enviva FiberCo"), a wholly owned subsidiary of our sponsor, became a lender pursuant to the Credit Agreement with a purchase of $15.0 million aggregate principal amount of the Tranche A-4 advances, net of a 1.0% lender fee. On June 30, 2016, Enviva FiberCo assigned all of its rights and obligations in its capacity as a lender under the Credit Agreement to a third party.

At-the-Market Offering Program

        On August 8, 2016, we filed a prospectus supplement to our shelf registration filed with the SEC on June 24, 2016, for the registration of the continuous issuance offering of up to $100.0 million of common units, in amounts, at prices, and on terms to be determined by market conditions and other factors at the time of our offerings. In August 2016, we also entered into the Equity Distribution Agreement with certain managers pursuant to which we may offer and sell common units from time to time through or to one or more of the managers, subject to the terms and conditions set forth in the Equity Distribution Agreement, of up to an aggregate sales amount of $100.0 million.

        During the year ended December 31, 2016, we sold 358,593 common units under the Equity Distribution Agreement for net proceeds of $9.3 million, net of $0.1 million of commissions. Deferred issuance costs of approximately $0.4 million, primarily consisting of legal, accounting and other fees, were offset against the proceeds. Net proceeds from sales under the ATM Program were used for general partnership purposes. As of February 15, 2017, $89.0 million remained available for issuance under the ATM Program.

Contractual Obligations

        The following table presents our contractual obligations and other commitments as of December 31, 2016:

Contractual Obligations	Total	2017	2018 - 2019	2020 - 2021	2022 and Beyond
	(in thousands)
Long-term debt(1)	$354,267	$3,011	$10,402	$340,854	$—
Other loans and capital leases	4,359	1,097	2,594	668	—
Operating leases	3,887	2,807	1,080	—	—
Interest expense(2)	138,850	29,233	57,878	51,739	—
Purchase obligations(3)	7,272	7,272			—
Other purchase commitments(4)	38,163	22,513	15,650	—	—

	$546,798	$65,933	$87,604	$393,261	$—

(1)
Our long-term debt as of December 31, 2016 consisted of $294.8 million outstanding, offset by an unamortized discount and debt issuance costs of $6.2 million, under our Senior Notes;

  $46.1 million outstanding, offset by an unamortized discount and debt issuance costs of $1.6 million, under our Senior Secured Credit Facilities; and $6.5 million of borrowings under the revolving credit commitments.

(2)
The cash obligations for interest expense reflect, as of December 31, 2016, (i) interest expense related to $300.0 million of Senior Notes bearing interest at 8.50%, $43.0 million of Tranche A-1 advances and $4.75 million of Tranche A-3 advances bearing interest at a Eurodollar rate (with a 1.00% floor) plus an applicable margin, adjusted for the Partnership's pay-fixed, receive-variable interest rate swap, $6.5 million of borrowings under the revolving credit commitments and $4.0 million of advances under the letter of credit facility subject to a fee calculated at the applicable margin for revolving facility Eurodollar rate borrowings under our Senior Secured Credit Facilities, and (ii) interest expense related to the Amory Note, which bears interest at a rate of 6.0%.

(3)
At December 31, 2016, we had $7.3 million of purchase obligations which consisted of commitments for the purchase of materials, supplies and the engagement of services for the operation of our plants and facilities to be used in the normal course of business. The amounts presented in the table do not include items already recorded in accounts payable or accrued liabilities at December 31, 2016.

(4)
Other purchase commitments consist primarily of commitments under certain wood fiber and handling contracts. Some of our suppliers and service providers commit resources based on our planned purchases and require minimum levels of purchases. The amounts in the table represent an estimate of the costs we would incur under these contracts as of December 31, 2016. Many of our contracts are requirement contracts and currently do not represent a firm commitment to purchase from our suppliers; therefore, they are not reflected in the table above. Under these contracts, we may be liable for the costs incurred on services rendered until termination and the costs of any supplies on hand.

        In order to mitigate volatility in our shipping costs, we have entered into fixed-price shipping contracts with reputable shippers matching the terms and volumes of our off-take contracts for which we are responsible for arranging shipping. Our contracts with shippers include provisions as to the minimum amount of metric tons per year to be shipped and may also stipulate the number of shipments. These contracts range in terms from one year to nine years, charges are based on a fixed-price per metric ton and some of our contracts include provisions for adjustment for increases in the price of fuel or for other distribution-related costs. The price per metric ton may also vary depending on the loading port and the discharge port. Shipping contracts are requirement contracts and currently do not represent a firm commitment. However, our shippers commit their resources based on our planned shipments, and we would likely be liable for a portion of their expenses if we deviated from our communicated plans. As of December 31, 2016, we estimate our obligations related to these shipping contracts to be approximately $495.0 million through 2026. These amounts will be offset by the related sales transactions in the same period and, accordingly, we have not included them in the table above.

Off-Balance Sheet Arrangements

        As of December 31, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Recently Issued Accounting Pronouncements

        In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this standard provide a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the integrated set of assets and activities is not a business. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is allowed for transactions for which the acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance and for transactions in which a subsidiary is deconsolidated or a group of assets is derecognized before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. Entities will be required to apply the guidance retrospectively when adopted. We are in the process of evaluating the impact of adoption on the consolidated financial statements.

        In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other. ASU 2017-04 simplifies the accounting for goodwill impairment by eliminating Step 2 of the current goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the new standard, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The new guidance should be adopted for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. This standard will be implemented prospectively for all future goodwill impairment tests and will simplify such evaluations.

        In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230)—Restricted Cash: A Consensus of the FASB Emerging Issues Task Force, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The guidance addresses the presentation of changes in restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. Entities will also have to disclose the nature of their restricted cash and restricted cash equivalent balances. The new guidance is effective for public business entities for fiscal years and interim periods within those years beginning after December 15, 2017. Early adoption in an interim period is permitted, but any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. Entities will be required to apply the guidance retrospectively when adopted. We do not expect the adoption of the new standard to have a material effect on the presentation of changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the consolidated statement of cash flows.

        In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810)—Interests Held through Related Parties That Are under Common Control, which alters how a decision maker needs to consider indirect interests in a variable interest entity (VIE) held through an entity under common control. Under the new ASU, if a decision maker is required to evaluate whether it is the primary beneficiary of a VIE, it will need to consider only its proportionate indirect interest in the VIE held through a common control party. The new guidance is effective for public business entities for fiscal years and interim periods within those years beginning after December 15, 2016. We are in the process of evaluating the impact of adoption on our consolidated financial statements.

        In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230)—Classification of Certain Cash Receipts and Cash Payments, which will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows with the objective of reducing the existing diversity in practice. The guidance addresses the classification of cash flows related to (1) debt prepayment or extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt instruments with coupon rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance, including bank-owned life insurance, (6) distributions received from equity method investees and (7) beneficial interests in securitization transactions. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. An entity will first apply any relevant guidance. If there is no guidance that addresses those cash receipts and cash payments, an entity will determine each separately identifiable source or use and classify the receipt or payment based on the nature of the cash flow. If a receipt or payment has aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source of use. The new guidance is effective for public business entities for fiscal years and interim periods within those years beginning after December 15, 2017. The new guidance will require adoption on a retroactive basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. We do not expect the adoption of the new standard to have a material effect on how cash receipts and cash payments are presented and classified in our consolidated statement of cash flows.

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

        In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815)—Contingent Put and Call Options in Debt Instruments, which reduces diversity of practice in identifying embedded derivatives in debt instruments. The new standard clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments is required to assess the embedded call (put) options solely in accordance with the four step decision sequence. The new guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. We are currently assessing the impact that adopting this new accounting standard will have on our consolidated financial statements and footnote disclosures.

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

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The new standard provides new guidance on the recognition of revenue and states that an entity should recognize revenue when control of the goods or services transfers to the customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The new standard also requires significantly expanded disclosure regarding qualitative and quantitative information about the nature, timing and uncertainty of revenue and cash flow arising from contracts with customers. On July 9, 2015, the FASB approved a one-year delay in the effective date of ASU No. 2014-09. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers—Principal versus Agent Considerations. The new standard clarifies the implementation guidance on principal versus agent considerations. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606), which provides narrow scope improvements and practical expedients related to ASU No. 2014-09. The improvements address completed contracts and contract modifications at transition, non-cash consideration, the presentation of sales taxes and other taxes collected from customers, and assessment of collectability when determining whether a transaction represents a valid contract. ASU No. 2014-09 permits the application retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASUs at the date of initial application. The guidance may be adopted either by restating all years presented in the financial statements or by recording the impact of adoption as an adjustment to retained earnings at the beginning of the year of adoption. We have completed an evaluation of our off-take contracts to identify material performance obligations. Our evaluation considered ASU 2016-10, Identifying Performance Obligations and Licensing, issued by the FASB on April 14, 2016, which amends the guidance on identifying performance obligations and accounting the implementation guidance on licensing. The guidance permits an entity to account for shipping and handling activities occurring after control has passed to the customer as a fulfillment activity rather than as a revenue element. We considered ASU 2016-10 in our evaluation and have elected to account for shipping and handling activities as a fulfillment activity, consistent with our current policy. We continue to assess the timing of revenue recognition under the new guidance and whether certain transactions currently presented on a net basis should be recognized as principle sales on a gross basis.

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

Revenue Recognition

        We primarily earn revenue by supplying wood pellets to our customers under off-take contracts, the majority of the commitments under which are long-term in nature. We refer to the structure of our contracts as "take-or-pay" because they include a firm obligation to take a fixed quantity of product at a stated price and provisions that ensure we will be compensated in the case of a customer's failure to accept all or a part of the contracted volumes or for termination by a customer. Each contract defines the annual volume of wood pellets that a customer is required to purchase and we are required to sell, the fixed price per metric ton for product satisfying a base net calorific value and other technical specifications. These prices are fixed for the entire term, subject to annual inflation-based adjustments and price escalators, as well as, in some instances, price adjustments for product specifications and changes in underlying costs. In addition to sales of our product under these long-term, take-or-pay contracts, we routinely sell volumes under shorter-term contracts that range in volume and tenor and, in some cases, may include only one specific shipment. Because each of our contracts is a bilaterally negotiated agreement, our revenue over the duration of these contracts does not generally follow spot market pricing trends. Our revenue from the sale of wood pellets is recognized when the goods are shipped, title passes, the sales price to the customer is fixed, and collectability is reasonably assured.

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

        In instances when a customer requests the cancellation, deferral or acceleration of a shipment, the customer may pay a fee, including reimbursement of any incremental costs incurred by us, which is included in "Other revenue."

Cost of Goods Sold

        Cost of goods sold includes the costs to produce and deliver our wood pellets to customers. The principal expenses incurred to produce and deliver our wood pellets consist of raw material, production and distribution costs.

        We have strategically located our plants in the Southeastern United States, a region with plentiful wood fiber resources. We manage the supply of raw materials into our plants primarily through short-term contracts. Delivered wood fiber costs include stumpage (i.e., the price paid to the underlying timber resource owner for the raw material) as well as harvesting, transportation and, in some cases, size reduction services provided by our suppliers. The majority of our product volumes are sold under contracts that include cost pass-through mechanisms to mitigate increases in raw material and distribution costs.

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

        Distribution costs include all transportation costs from our plants to our port locations, any storage or handling costs while the product remains at port and shipping costs related to the delivery of our product from our port locations to our customers. Both the strategic location of our plants and our ownership or control of our ports has allowed for the efficient and cost-effective transportation of our wood pellets. We mitigate shipping risk by entering into long-term, fixed-price shipping contracts with reputable shippers matching the terms and volumes of our off-take contracts for which we are responsible for arranging shipping. Certain of our off-take contracts include pricing adjustments for volatility in fuel prices, which allows us to pass the majority of the fuel price risk associated with shipping through to our customers.

        Additionally, as deliveries are made, we amortize the purchase price of acquired customer contracts that were recorded as intangible assets during the applicable contract term.

        Raw material, production and distribution costs associated with delivering our wood pellets to our ports and third-party wood pellet purchase costs are capitalized as a component of inventory. Fixed production overhead, including the related depreciation expense, is allocated to inventory based on actual wood pellet production. These costs are reflected in cost of goods sold when inventory is sold. Distribution costs associated with shipping our wood pellets to our customers and amortization of acquired customer contracts are expensed as incurred. Our inventory is recorded using the FIFO method, which requires the use of judgment and estimates. Given the nature of our inventory, the calculation of cost of goods sold is based on estimates used in the valuation of the FIFO inventory and in determining the specific composition of inventory that is sold to each customer.

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

        Depreciation is calculated using the straight-line method based on the estimated useful lives of the related assets. Plant and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.

        Construction in progress primarily represents expenditures for the development and expansion of facilities. Capitalized interest cost and all direct costs, which include equipment and engineering costs related to the development and expansion of facilities, are capitalized as construction in progress. Depreciation is not recognized for amounts in construction in progress.

        Normal repairs and maintenance costs are expensed as incurred. Amounts incurred that extend an asset's useful life, increase its productivity or add production capacity are capitalized. Direct costs, such as outside labor, materials, internal payroll and benefit costs incurred during the construction of a new plant are capitalized; indirect costs are not capitalized. Repairs and maintenance costs were $15.9 million, $12.3 million and $8.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

        In December 2016, the Partnership recorded an impairment of $10.0 million related to the fixed assets at the Wiggins plant. For more information, please read "—Recent Developments—Sale of the Enviva Wiggins Plant" above. The Partnership did not record any impairments for the years ended December 31, 2015 and 2014 (see Note 10, Goodwill and Other Intangible Assets).

Goodwill

        Goodwill represents the purchase price paid for acquired businesses in excess of the identifiable acquired assets and assumed liabilities. Goodwill is not amortized, but is tested for impairment annually on December 1 and whenever an event occurs or circumstances change such that it is more likely than not that the fair value of the reporting unit is less than its carrying amounts. At December 31, 2016 and 2015, the Partnership identified one reporting unit which corresponded to the Partnership's one segment and selected the fourth fiscal quarter to perform its annual goodwill impairment test.

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

        For the years ended December 31, 2016 and 2015, the Partnership applied the qualitative test and determined that it was more likely than not that the estimated fair value of the reporting unit substantially exceeded the related carrying value, and, accordingly, was not required to apply the two-step impairment test. The Partnership did not record any goodwill impairment for the years ended December 31, 2016, 2015 and 2014 (see Note 10, Goodwill and Other Intangible Assets).

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

Interest Rate Risk

        At December 31, 2016, our total debt had a carrying value of $350.8 million, which approximates fair value.

        Not reflecting the impact of the interest rate swap, we are exposed to fluctuations in interest rates on borrowings under the Senior Secured Credit Facilities. Borrowings under the Senior Secured Credit Facilities bear interest, at our option, at either a base rate plus an applicable margin or at a Eurodollar rate (with a 1.00% floor for term loan borrowings) plus an applicable margin.

        The applicable margin is (i) for Tranche A-1 and Tranche A-3 base rate borrowings, 3.10% through April 2017, 2.95% thereafter through April 2018 and 2.80% thereafter, and for Tranche A-1 and Tranche A-3 Eurodollar rate borrowings, 4.10% through April 2017, 3.95% thereafter through April 2018 and 3.80% thereafter and (iii) 3.25% revolving facility base rate borrowings and 4.25% for revolving facility Eurodollar rate borrowings. We repaid in full the outstanding principal and accrued interest on the Tranche A-2 and Tranche A-4 borrowing upon the consummation of the Sampson Drop-Down. As of December 31, 2016, $52.6 million, net of unamortized discount of $1.6 million, of Tranche A-1 and Tranche A-3 borrowings remained outstanding under our Senior Secured Credit Facilities.

        In September 2016, we entered into a pay-fixed, receive-variable interest rate swap agreement to fix our exposure to fluctuations in LIBOR based interest rates. The interest rate swap commenced on September 30, 2016 and expires concurrently with the maturity of the Senior Secured Credit Facilities in April 2020. We enter into derivative instruments to manage cash flow. We do not enter into derivative instruments for speculative or trading purposes. The counterparty to our interest rate swap agreement is a major financial institution. As a result, we have no interest rate risk on our Tranche A-1 and Tranche A-3 borrowings as of the year ended December 31, 2016.

        The Partnership elected to discontinue hedge accounting as of December 14, 2016 following the repayment of Tranche A-1 and A-3 under the Senior Secured Credit Facilities. Interest expense for the year ended December 31, 2016 included the reclassification of an insignificant amount representing the effective portion reported as a component of accumulated other comprehensive income.

        There can be no assurance that our interest rate risk-management practices, if any, will eliminate or substantially reduce risks associated with fluctuating interest rates. For more information, please read Part I, Item 1A "Risk Factors—Our exposure to risks associated with foreign currency and interest rate fluctuations, as well the hedging arrangements we may enter into to mitigate those risks, could have an adverse effect on our financial condition and results of operations."

Credit Risk

        Substantially all of our revenue was from long-term, take-or-pay off-take contracts with three customers for the years ended December 31, 2016, 2015 and 2014. Most of our customers are major power generators in Northern Europe. This concentration of counterparties operating in a single industry may increase our overall exposure to credit risk, in that the counterparties may be similarly affected by changes in economic, political, regulatory or other conditions. If a customer defaults or if any of our contracts expires in accordance with its terms, and we are unable to renew or replace these contracts, our gross margin and cash flows and our ability to make cash distributions to our unitholders may be adversely affected. Although, we have entered into hedging arrangements in order to minimize our exposure to fluctuations in foreign currency exchange and interest rates; our derivatives also expose us to credit risk to the extent that counterparties may be unable to meet the terms of our hedging agreements. For more information, please read Part I, Item 1A "Risk Factors—Our exposure to risks associated with foreign currency and interest rate fluctuations, as well the hedging arrangements we may enter into to mitigate those risks, could have an adverse effect on our financial condition and results of operations."

Foreign Currency Exchange Risk

        We are exposed to fluctuations in foreign currency exchange rates related to two customer contracts pursuant to which deliveries of wood pellets will be settled in GBP. Deliveries under the EVA-MGT Contract and the 95,000 MTPY contract with the Hancock JV begin in 2019 and deliveries under the Lynemouth Power Contract begin in late 2017. During 2016, we entered into forward contracts and purchased options to hedge a portion of our forecasted revenue for these customer contracts. We have designated and accounted for the forward contracts and purchased options as cash flow hedges of anticipated foreign currency denominated revenue and, therefore, the effective portion of the changes in fair value on these instruments will be recorded as a component of accumulated other comprehensive income in partners' capital and will be reclassified to revenue in the consolidated statements of income in the same period in which the underlying revenue transactions occur.

        As of December 31, 2016, we had notional amounts of 25.0 million GBP under foreign currency contracts and 8.0 million GBP under foreign currency purchased options that expire between September 15, 2017 and December 15, 2020. At December 31, 2016, the unrealized gain (loss) associated with foreign currency contracts and foreign currency purchased options of approximately $0.8 million gain and ($0.2) million, respectively, are included in other comprehensive income

        We do not utilize foreign exchange contracts for speculative or trading purposes. The counterparties to our foreign exchange contracts are major financial institutions. There can be no assurance that our hedging arrangements or other exchange rate risk-management practices, if any, will eliminate or substantially reduce risks associated with our exposure to fluctuating exchange rates. For more information, please read Part I, Item 1A "Risk Factors—Our exposure to risks associated with foreign currency and interest rate fluctuations, as well the hedging arrangements we may enter into to mitigate those risks, could have an adverse effect on our financial condition and results of operations."

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

ENVIVA PARTNERS, LP AND SUBSIDIARIES

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Unitholders
Enviva Partners, LP:

        We have audited the accompanying consolidated balance sheets of Enviva Partners, LP and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enviva Partners, LP and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

(signed) KPMG LLP

McLean, Virginia
February 27, 2017

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2016 and 2015
(In thousands, except number of units)

	2016	2015 (Recast)
Assets
Current assets:
Cash and cash equivalents	$466	$2,128
Accounts receivable, net of allowance for doubtful accounts of $24 in 2016 and $85 in 2015	77,868	38,684
Related party receivables	7,634	176
Inventories	29,764	24,245
Assets held for sale	3,044	—
Prepaid expenses and other current assets	1,939	2,124

Total current assets	120,715	67,357
Property, plant and equipment, net of accumulated depreciation of $80.8 million in 2016 and $64.7 million in 2015	516,418	494,465
Intangible assets, net of accumulated amortization of $9.1 million in 2016 and $7.0 million in 2015	1,371	3,399
Goodwill	85,615	85,615
Other long-term assets	2,049	7,063

Total assets	$726,168	$657,899

Liabilities and Partners' Capital
Current liabilities:
Accounts payable	$9,869	$14,277
Related party payables	11,118	11,609
Accrued liabilities	37,914	26,509
Related party accrued liabilities	382	—
Deferred revenue	—	485
Current portion of interest payable	4,414	—
Current portion of long-term debt and capital lease obligations	4,109	6,523
Related party current portion of long-term debt	—	150
Other current liabilities	518	274

Total current liabilities	68,324	59,827
Long-term debt and capital lease obligations	346,686	186,294
Related party long-term debt	—	14,664
Long-term interest payable	770	751
Other long-term liabilities	871	586

Total liabilities	416,651	262,122
Commitments and contingencies
Partners' capital:
Limited partners:
Common unitholders—public (12,980,623 and 11,502,934 units issued and outstanding at December 31, 2016 and 2015, respectively)	239,902	210,488
Common unitholder—sponsor (1,347,161 units issued and outstanding at December 31, 2016 and 2015)	18,197	19,619
Subordinated unitholder—sponsor (11,905,138 units issued and outstanding at December 31, 2016 and 2015)	120,872	133,427
General partner (no outstanding units)	(67,393)	31,245
Accumulated other comprehensive income	595	—

Total Enviva Partners, LP partners' capital	312,173	394,779
Noncontrolling partners' interests	(2,656)	998

Total partners' capital	309,517	395,777

Total liabilities and partners' capital	$726,168	$657,899

See accompanying notes to consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2016, 2015 and 2014
(In thousands, except per unit amounts)

	2016	2015 (Recast)	2014 (Recast)
			(Predecessor)
Product sales	$444,489	$450,980	$286,641
Other revenue	19,787	6,394	3,495

Net revenue	464,276	457,374	290,136
Cost of goods sold, excluding depreciation and amortization	357,209	365,061	251,058
Depreciation and amortization	27,694	30,692	18,971

Total cost of goods sold	384,903	395,753	270,029

Gross margin	79,373	61,621	20,107
General and administrative expenses	29,054	22,027	14,368
Impairment of assets held for sale	9,991	—	—
Loss on disposal of assets	2,386	2,081	340

Income from operations	37,942	37,513	5,399
Other income (expense):
Interest expense	(15,642)	(10,556)	(8,724)
Related party interest expense	(578)	(1,154)	—
Early retirement of debt obligation	(4,438)	(4,699)	(73)
Other income	439	979	22

Total other expense, net	(20,219)	(15,430)	(8,775)

Income (loss) before income tax expense	17,723	22,083	(3,376)
Income tax expense	—	2,623	15

Net income (loss)	17,723	19,460	(3,391)

Less net loss attributable to noncontrolling partners' interests	3,654	1,899	215

Net income (loss) attributable to Enviva Partners, LP	$21,377	$21,359	$(3,176)

Less: Predecessor loss to May 4, 2015 (prior to IPO)	$—	$(2,132)	264
Less: Pre-acquisition income from April 10, 2015 to December 10, 2015 from operations of Southampton Drop-Down allocated to General Partner	—	6,264
Less: Pre-acquisition loss from inception to December 13, 2016 from operations of Sampson Drop-Down allocated to General Partner	(3,231)	(1,815)	(3,440)

Enviva Partners, LP limited partners' interest in net income	$24,608	$19,042	$—

Net income per limited partner common unit:
Basic	$0.95	$0.80
Diluted	$0.91	$0.79
Net income per limited partner subordinated unit:
Basic	$0.93	$0.80
Diluted	$0.93	$0.79
Weighted average number of limited partner units outstanding:
Common—basic	13,002	11,988
Common—diluted	13,559	12,258
Subordinated—basic and diluted	11,905	11,905

See accompanying notes to consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years ended December 31, 2016, 2015, 2014
(In thousands)

	2016	2015 (Recast)	2014 (Recast)
			(Predecessor)
Net income (loss)	$17,723	$19,460	$(3,391)
Other comprehensive income:
Net unrealized losses on cash flow hedges	(246)	—	—

Total other comprehensive income	(246)	—	—

Total comprehensive income (loss)	17,477	19,460	(3,391)
Less:	—	—	—
Predecessor loss prior to IPO	—	(2,132)	264
Pre-acquisition income from April 10, 2015 to December 10, 2015 from operations of Southampton Drop-Down allocated to General Partner	—	6,264	—
Pre-acquisition loss from inception to December 13, 2016 from operations of Sampson Drop-Down allocated to General Partner	(3,231)	(1,815)	(3,440)

Total comprehensive income (loss) subsequent to IPO, Southampton Drop-Down and Sampson Drop-Down	20,708	17,143	(215)
Less:	—	—	—
Comprehensive loss attributable to noncontrolling partners' interests	3,654	1,899	215

Comprehensive income attributable to Enviva Partners, LP partners	$24,362	$19,042	$—

See accompanying notes to consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Consolidated Statements of Changes in Partners' Capital

Years ended December 31, 2016, 2015 and 2014
(In thousands)

			Limited Partners' Capital
			Common Units— Public		Common Units— Sponsor		Subordinated Units— Sponsor
									Accumulated Other Comprehensive Income
	Net Parent Investment	General Partner Interest								Non- controlling Interests	Total Partners' Capital
			Units	Interests	Units	Amount	Units	Amount
Balance as of December 31, 2013	268,299	—	—	—	—	—	—	—	—	3,112	271,411

Contributed capital	2,930	—	—	—	—	—	—	—	—	—	2,930
Contribution of Enviva Pellets Sampson, LLC	—	5,173	—	—	—	—	—	—	—	—	5,173
Unit-based compensation	2	—	—	—	—	—	—	—	—	—	2
Net income (loss)	264	(3,440)	—	—	—	—	—	—	—	(215)	(3,391)

Balance as of December 31, 2014	271,495	1,733	—	—	—	—	—	—	—	2,897	276,125

Contribution of Enviva Cottondale Acquisition II, LLC	132,765	—	—	—	—	—	—	—	—	—	132,765
Expenses incurred by sponsor	3,088	—	—	—	—	—	—	—	—	—	3,088
Net proceeds from IPO, net of deferred IPO costs	—	—	11,500	208,911	—	—	—	—	—	—	208,911
Distribution to sponsor associated with IPO	(176,702)	—	—	—	—	—	—	—	—	—	(176,702)
Allocation of net Parent investment to sponsor	(228,514)	—	—	—	405	7,518	11,905	220,996	—	—	—
Distribution to sponsor associated with Enviva Pellets Southampton Drop-Down	—	(46,637)	—	—	—	(3,015)	—	(88,681)	—	—	(138,333)
Issuance of units associated with Enviva Pellets Southampton Drop-Down	—	—	—	—	942	15,000	—	—	—	—	15,000
Issuance of units through Long-Term Incentive Plan	—	—	3	42	—	—	—	—	—	—	42
Distributions to unitholders, and distribution equivalent rights	—	—	—	(8,287)	—	(285)	—	(8,369)	—	—	(16,941)
Unit-based compensation	—	—	—	662	—	—	—	—	—	—	662
Contribution of Enviva Pellets Sampson, LLC	—	71,700	—	—	—	—	—	—	—	—	71,700
Net income	(2,132)	4,449	—	9,160	—	401	—	9,481	—	(1,899)	19,460

Partners' Capital, December 31, 2015	—	31,245	11,503	210,488	1,347	19,619	11,905	133,427	—	998	395,777

Distributions to unitholders, distribution equivalent and incentive distribution rights	—	(716)	—	(24,779)	—	(2,729)	—	(24,107)	—	—	(52,331)
Issuance of units associated with Enviva Pellets Sampson Drop-Down	—	—	1,098	30,000	—	—	—	—	—	—	30,000
Issuance of units through Long-Term Incentive Plan	—	—	21	411	—	—	—	—	—	—	411
Issuance of common units, net	—	—	359	8,929	—	—	—	—	—	—	8,929
Unit-based compensation	—	—	—	3,820	—	—	—	—	—	—	3,820
Contribution of Enviva Pellets Sampson, LLC	—	61,632	—	—	—	—	—	—	—	—	61,632
Distribution to sponsor	—	(138,505)	—	—	—	—	—	—	—	—	(138,505)
Excess consideration over Enviva Pellets Sampson, LLC net assets	—	(18,534)	—	—	—	—	—	—	—	—	(18,534)
Other comprehensive income	—	—	—	—	—	—	—	—	595	—	595
Net income	—	(2,515)	—	11,033	—	1,307	—	11,552	—	(3,654)	17,723

Partners' Capital, December 31, 2016	$—	$(67,393)	12,981	$239,902	1,347	$18,197	11,905	$120,872	$595	$(2,656)	$309,517

See accompanying notes to consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2016, 2015 and 2014
(In thousands)

	2016	2015 (Recast)	2014 (Recast)
			(Predecessor)
Cash flows from operating activities:
Net income (loss)	$17,723	$19,460	$(3,391)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:	—
Depreciation and amortization	27,722	30,738	19,009
Amortization of debt issuance costs and original issue discount	1,893	1,606	2,021
Inventory impairment	890	—	—
Impairment of assets held for sale	9,991	—	—
General and administrative expense incurred by sponsor	—	475	4,122
General and administrative expense incurred by Hancock JV prior to Enviva Pellets Sampson, LLC Drop-Down	2,343	2,364	190
Allocation of income tax expense from Enviva Cottondale Acquisition I, LLC	—	2,663	—
Early retirement of debt obligation	4,438	4,699	73
Loss on property, plant and equipment	2,386	2,081	340
Unit-based compensation expense	4,230	704	2
Change in fair value of interest rate swap derivatives	—	23	(7)
Change in operating assets and liabilities:
Accounts receivable, net	(39,218)	(3,518)	3,880
Related party receivables	600	(176)	—
Prepaid expenses and other assets	713	57	3,478
Inventories	(8,240)	(22)	1,168
Other long-term assets	6,697	(6,051)	279
Derivatives	(1,284)	—	—
Accounts payable, accrued liabilities and other current liabilities	18,834	6,678	(4,205)
Related party payables	3,661	4,102	2,504
Accrued interest	4,433	105	(248)
Deferred revenue and deposits	(486)	425	(542)
Other long-term liabilities	67	—	757

Net cash provided by operating activities	57,393	66,413	29,430
Cash flows from investing activities:
Purchases of property, plant and equipment	(70,910)	(76,772)	(16,525)
Restricted cash	—	—	44
Payment of acquisition related costs	—	(3,573)	—
Proceeds from the sale of property, plant and equipment	1,763	299	25

Net cash used in investing activities	(69,147)	(80,046)	(16,456)
Cash flows from financing activities:
Principal payments on debt and capital lease obligations	(204,208)	(199,638)	(58,136)
Principal payments on related party debt	(3,391)	—	—
Cash paid related to debt issuance costs	(6,390)	(6,287)	—
Termination payment for interest rate swap derivatives	—	(146)	—
Cash restricted for debt service	—	11,640	(8,600)
IPO proceeds, net	—	215,050	—
Distributions to sponsor	(5,002)	(297,185)
Proceeds from common unit issuance under At-the-Market Offering Program, net	9,300	—	—
Distributions to unitholders, distribution equivalent rights and incentive distribution rights holder	(51,376)	(16,883)	—
Proceeds from contributions from sponsor	—	12,387	1,260

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

Years ended December 31, 2016, 2015 and 2014
(In thousands)

	2016	2015 (Recast)	2014 (Recast)
			(Predecessor)
Distribution to sponsor related to Enviva Pellets Sampson, LLC Drop-Down	(139,604)	—	—
Proceeds from contributions from Hancock JV prior to Enviva Pellets Sampson, LLC Drop-Down	61,972	68,059	532
Payment of deferred offering costs	(709)	(1,964)	—
Proceeds from debt issuance	349,500	230,140	49,000

Net cash provided by (used in) financing activities	10,092	15,173	(15,944)

Net (decrease) increase in cash and cash equivalents	(1,662)	1,540	(2,970)
Cash and cash equivalents, beginning of period	2,128	588	3,558

Cash and cash equivalents, end of period	$466	$2,128	$588

Non-cash investing and financing activities:
The Partnership acquired property, plant and equipment in non-cash transactions as follows:
Property, plant and equipment acquired included in accounts payable and accrued liabilities	$8,630	$19,197	$4,331
Property, plant and equipment acquired included in other assets as notes receivable	—	—	175
Property, plant and equipment acquired under notes payable and capital lease obligations	1,460	$39	290
Property, plant and equipment transferred from prepaid expenses and inventory	926	319	—
Contribution of Enviva Pellets Cottondale, LLC non-cash assets	—	122,529	—
Transfer of Enviva Pellets Wiggins, LLC assets to assets held for sale	13,035	—	—
Application of deferred IPO costs to partners' capital	—	5,913	—
Related party long-term debt transferred to third-party long-term debt	14,757	—	—
Third-party long-term debt transferred to related party long-term debt	3,316	—	—
Distributions included in liabilities	955	58	—
Distribution due to sponsor	—	5,002	—
Debt issuance costs included in accrued liabilities	139	36	—
Distribution of Enviva Pellets Cottondale, LLC assets to sponsor	—	319	—
Non-cash adjustments to financed insurance and prepaid expenses	—	105	—
Application of sales tax accrual to fixed assets	—	73	—
Financed insurance	—	—	2,157
Grant receivable included in other liabilities	—	—	187
Contribution to tax accounts of sponsor	—	35	—
Depreciation capitalized to inventories	344	211	149
Early retirement of debt obligation:	—
Deposit applied to principal outstanding and accrued interest under promissory note	—	—	545
Due from Hancock JV for Enviva Pellets Sampson, LLC Drop-Down	1,652	—	—
Non-cash capital contributions from sponsor	—	339	1,999
Non-cash capital contributions from Hancock JV prior to Enviva Pellets Sampson Drop-Down	8,230	1,277	—
Supplemental information:
Interest paid	$11,189	$9,933	$6,734

See accompanying notes to consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(1) Description of Business and Basis of Presentation

        Enviva Partners, LP (the "Partnership") is a publicly traded Delaware limited partnership formed on November 12, 2013 as a wholly owned subsidiary of Enviva Holdings, LP (the "sponsor"). Through its interests in Enviva, LP (the "Predecessor") and Enviva GP, LLC, the general partner of the Predecessor, the Partnership supplies utility-grade wood pellets to major power generators under long-term, take-or-pay off-take contracts. The Partnership procures wood fiber and processes it into utility-grade wood pellets and loads the finished wood pellets into railcars, trucks and barges that are transported to deep-water marine terminals, where they are received, stored and ultimately loaded onto oceangoing vessels for transport to the Partnership's principally Northern European customers.

        The Partnership operates six industrial-scale wood pellet production plants located in the Mid-Atlantic and Gulf Coast regions of the United States. Wood pellets are exported from the Partnership's wholly owned deep-water marine terminal in Chesapeake, Virginia, from a deep-water marine terminal in Wilmington, North Carolina owned by a joint venture between the sponsor and certain affiliates of John Hancock Life Insurance Company (the "Hancock JV"), which is consolidated by the sponsor, and from third-party deep-water marine terminals in Mobile, Alabama and Port Panama City, Florida under long-term contracts.

Basis of Presentation

        On May 4, 2015, the Partnership completed an initial public offering (the "IPO") of common units representing limited partner interests in the Partnership ("common units") (see Note 2, Initial Public Offering). Prior to the closing of the IPO, the sponsor contributed to the Partnership its interests in the Predecessor, Enviva GP, LLC, and Enviva Cottondale Acquisition II, LLC ("Acquisition II"), which was the owner of Enviva Pellets Cottondale, LLC ("Cottondale"), which owns a wood pellet production plant in Cottondale, Florida (the "Cottondale plant"). The primary assets contributed to the Partnership by the sponsor included five industrial-scale wood pellet production plants, a wholly owned deep-water marine terminal and long-term contractual arrangements to sell the wood pellets produced at the plants to third parties and associated shipping contracts.

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

        On April 9, 2015, the Partnership executed a series of transactions that were accounted for as common control transactions and are referred to as the "Reorganization":

  •
  Under a Contribution Agreement, the Predecessor conveyed 100% of the outstanding limited liability company interests in Enviva Pellets Southampton, LLC ("Southampton"), which owns a wood pellet production plant in Southampton County, Virginia (the "Southampton plant"), to the Hancock JV; and

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(1) Description of Business and Basis of Presentation (Continued)

  •
  Under a separate Contribution Agreement by and among the sponsor, Enviva MLP Holdco, LLC, Acquisition I, the Predecessor and the Partnership, the parties executed the following transactions:

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

        On December 11, 2015, under the terms of a contribution agreement by and among the Partnership and the Hancock JV, the Partnership acquired from the Hancock JV all of the issued and outstanding limited liability company interests in Southampton for total consideration of $131.0 million. The acquisition (the "Southampton Drop-Down") included the Southampton plant, a ten-year 500,000 metric tons per year ("MTPY") take-or-pay off-take contract and related third-party ten-year shipping contract. The Partnership accounted for the Southampton Drop-Down as a combination of entities under common control at historical cost in a manner similar to a pooling of interests. Accordingly, the consolidated financial statements for the periods prior to December 11, 2015 were retrospectively recast to reflect the acquisition as if it had occurred on April 9, 2015, the date Southampton was originally conveyed to the Hancock JV.

        On December 14, 2016, under the terms of a contribution agreement by and among the Partnership and the Hancock JV, the Hancock JV sold to the Partnership all of the issued and outstanding limited liability company interests in Enviva Pellets Sampson, LLC ("Sampson") for total consideration of $175.0 million. Sampson owns a wood pellet production plant in Sampson Country, North Carolina (the "Sampson plant"). The acquisition (the "Sampson Drop-Down") included the Sampson plant, an approximate ten-year 420,000 MTPY take-or-pay off-take contract with DONG Energy Thermal Power A/S, an approximate 15-year, 95,000 MTPY off-take contract with the Hancock JV, and related third-party shipping contracts. The Partnership accounted for the Sampson Drop-Down as a combination of entities under common control at historical cost in a manner similar to a pooling of interests. Accordingly, the consolidated financial statements for the periods prior to December 14, 2016 were retrospectively recast to reflect the acquisition as if it had occurred on May 15, 2013, the date Sampson was originally organized (see Note 4, Transactions Between Entities Under Common Control).

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(1) Description of Business and Basis of Presentation (Continued)

        As of December 31, 2016, the Partnership has 100% ownership of the following:

  •
  Enviva Partners Finance Corp. ("Enviva Finance Corp."), a wholly owned subsidiary of the Partnership formed on October 3, 2016 for the purpose of being a co-issuer of some of the Partnership's indebtedness

        The Partnership has 99.999% ownership of the following:

  •
  Enviva, LP

        Enviva, LP has 100% ownership of the following:

  •
  Enviva Pellets Amory, LLC ("Enviva Pellets Amory")

  •
  Enviva Pellets Ahoskie, LLC ("Enviva Pellets Ahoskie")

  •
  Enviva Port of Chesapeake, LLC ("Enviva Port of Chesapeake")

  •
  Enviva Pellets Northampton, LLC ("Enviva Pellets Northampton")

  •
  Enviva Pellets Southampton, LLC ("Southampton")

  •
  Enviva Pellets Cottondale, LLC ("Cottondale")

  •
  Enviva Materials, LLC ("Enviva Materials")

  •
  Enviva Energy Services, LLC ("Enviva Energy Services")

  •
  Enviva Pellets Perkinston, LLC

  •
  Enviva Pellets Sampson, LLC ("Sampson")

        Enviva, LP has a 67% ownership interest in the following:

  •
  Enviva Pellets Wiggins, LLC ("Enviva Pellets Wiggins")

        The accompanying consolidated financial statements ("financial statements") include the accounts of the Predecessor and its subsidiaries and were prepared using the Predecessor's historical basis. Prior to the IPO, certain of the assets and liabilities of the Predecessor were transferred to the Partnership within the sponsor's consolidated group in a transaction under common control and, as such, the consolidated historical financial statements of the Predecessor are presented as the Partnership's historical financial statements as the Partnership believes they provide a representation of management's ability to execute and manage its business plan. The financial statements include all revenues, costs, assets and liabilities attributed to the Predecessor. The financial statements for periods prior to the Reorganization have been retroactively recast to reflect the contribution of the sponsor's interests in the Predecessor and Enviva GP, LLC as if the contributions had occurred at the beginning of the periods presented and the contribution of the sponsor's interests in Acquisition II as if the contribution occurred on January 5, 2015, the date Acquisition II was acquired by the sponsor. The financial statements for the periods prior to December 14, 2016, have been retroactively recast to reflect the acquisition of the Hancock JV's interests in Sampson as if the contribution occurred on May 15, 2013, the date Sampson was originally organized.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(1) Description of Business and Basis of Presentation (Continued)

        The following table outlines the changes in consolidated net assets resulting from the contribution of Acquisition II to the Partnership on April 9, 2015.

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

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(3) Significant Accounting Policies (Continued)

        As the acquisition of Cottondale, the Southampton Drop-Down and the Sampson Drop-Down represented transfers of entities under common control, the consolidated financial statements and related information presented have been recast to include the historical results of Cottondale effective January 5, 2015, the date the Partnership's sponsor acquired Acquisition II, Southampton effective April 9, 2015, the date Southampton was originally conveyed to Hancock JV and Sampson effective May 15, 2013, the date Sampson was originally organized.

Reclassifications

        Certain amounts for the years ended December 31, 2015 and 2014 have been reclassified to conform to the current presentation of debt issuance costs.

        Effective January 1, 2016, the Partnership adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2015-03, Interest—Imputation of Interest (Topic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard requires retrospective application and represents a change in accounting principle. The adoption of ASU 2015-03 resulted in a $5.6 million retrospective reduction of both the Partnership's assets (debt issuance costs, net) and long-term debt and capital lease obligations as of December 31, 2015. Such reclassifications had no impact on the Partnership's results of operations.

Common Control Transactions

        Assets and businesses acquired from the Partnership's sponsor and its subsidiaries are accounted for as common control transactions whereby the net assets acquired are combined at their historical costs and financial statements are adjusted retrospectively to reflect the transaction as if it occurred on the earliest date during which the entities were under common control. If any recognized consideration transferred in such a transaction exceeds the carrying value of the net assets acquired, the excess is treated as a capital distribution to the General Partner. If the carrying value of the net assets acquired exceeds any recognized consideration transferred including, if applicable, the fair value of any limited partner units issued, then that excess is treated as a capital contribution from the General Partner. To the extent that such transactions require prior periods to be recast, historical net equity amounts prior to the transaction date are attributed to the General Partner and any noncontrolling partner interest.

Assets Held for Sale

        Assets are considered to be held for sale when all of the following criteria are met:

  •
  Management commits to a plan to sell a property;

  •
  It is unlikely that the disposal plan will be significantly modified or discontinued;

  •
  The property is available for immediate sale in its present condition;

  •
  Actions required to complete the sale of the property have been initiated;

  •
  Sale of the asset is probable and the completed sale is expected to occur within one year; and

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(3) Significant Accounting Policies (Continued)

  •
  The property is actively being marketed for sale at a price that is reasonable given its current market value.

        Upon designation as an asset held for sale, the carrying value of the asset is recorded at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and the Partnership ceases depreciating those assets. At December 31, 2016, Enviva Pellets Wiggins was classified as held for sale on the consolidated balance sheet and an impairment of $10.0 million on the assets held for sale is presented on the consolidated statements of operations (see Note 11, Assets Held for Sale).

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

Other Comprehensive Income (Loss)

        Comprehensive income (loss) consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, and gains and losses that under GAAP are included in comprehensive income but excluded from net income. The Partnership's other comprehensive income consists of unrealized gains and losses related to derivative instruments accounted for as cash flow hedges.

Net Income per Limited Partner Unit

        The Partnership computes net income per unit using the two-class method as the Partnership has more than one class of participating securities, including common units, subordinated units, certain equity based-compensation awards and incentive distribution rights ("IDRs"). The Partnership bases its calculation of net income per unit on the weighted-average number of common and subordinated limited partner units outstanding during the period. Diluted net income per unit includes the effects of potentially dilutive time-based and performance-based phantom units on our common units.

        The General Partner owns a non-economic interest in the Partnership, which does not entitle it to receive cash distributions, but owns all of the outstanding IDRs as of December 31, 2016 and 2015. Pursuant to the partnership agreement, IDRs represent the right to receive increasing percentages (ranging from 15% to 50%) of quarterly distributions from operating surplus after the minimum quarterly distribution and certain target distribution levels have been achieved. Net income per unit applicable to limited partners (including the holder of subordinated units) is computed by dividing

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(3) Significant Accounting Policies (Continued)

limited partners' interest in net income, after deducting any incentive distributions, by the weighted-average number of outstanding common and subordinated units.

Income Taxes

        The Partnership is a pass-through entity and is not considered a taxable entity for federal income tax purposes. Therefore, there is not a provision for U.S. federal and most state income taxes in the accompanying consolidated financial statements. The Partnership's net income or loss is allocated to its partners in accordance with the partnership agreement. The partners are taxed individually on their share of the Partnership's earnings. At December 31, 2016 and December 31, 2015, the Partnership and sponsor did not have any liabilities for uncertain tax position or gross unrecognized tax benefit. Income tax expense for the year ended December 31, 2015 includes expense incurred by Acquisition II prior to converting to a nontaxable entity.

Cash and Cash Equivalents

        Cash and cash equivalents consist of short-term, highly liquid investments readily convertible into cash with an original maturity of three months or less.

Accounts Receivable and Allowance for Doubtful Accounts

        Accounts receivable are recorded at the invoiced amount and do not bear interest. In establishing an allowance for doubtful accounts, management considers historical losses adjusted to take into account current market conditions and customers' financial condition, the amount of receivables in dispute, the current receivables aging and current payment patterns. The Partnership reviews the aging of accounts receivables monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. During the year ended December 31, 2016 bad debt write-offs were insignificant. There were no bad debt write-offs during the years ended December 31, 2015 and 2014. The Partnership has an allowance for doubtful accounts in the amount of $23.5 and $85.4 as of December 31, 2016 and 2015, respectively. The Partnership does not have any off-balance-sheet credit exposure related to its customers.

Inventories

        Inventories consist of raw materials, work-in-progress, consumable tooling and finished goods. Fixed production overhead, including related depreciation expense, is allocated to inventory based on the normal capacity of the facilities. To the extent the Partnership does not achieve normal production levels, the Partnership charges such under absorption of fixed overhead to cost of sales.

        Consumable tooling consists of spare parts and tooling to be consumed in the production process. Spare parts are expensed as used and tooling items are amortized to expense over an estimated service life generally less than one year.

        Inventories are stated at the lower of cost or market using the first-in, first-out method ("FIFO") for all inventories.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(3) Significant Accounting Policies (Continued)

Revenue Recognition

        The Partnership primarily earns revenue by supplying wood pellets to its customers under off-take contracts, the majority of the commitments under which are long-term in nature. The Partnership refers to the structure of its contracts as "take-or-pay" because they include a firm obligation to take a fixed quantity of product at a stated price and provisions that ensure the Partnership will be compensated in the case of a customer's failure to accept all or a part of the contracted volumes or for termination by a customer. Each contract defines the annual volume of wood pellets that a customer is required to purchase and the Partnership is required to sell, the fixed price per metric ton for product satisfying a base net calorific value, and other technical specifications. These prices are fixed for the entire term, subject to annual inflation-based adjustments and price escalators, as well as, in some instances, price adjustments for product specifications and changes in underlying costs. In addition to sales of the Partnership's product under these long-term, take-or-pay contracts, the Partnership routinely sells wood pellets under shorter-term contracts which range in volume and tenor and, in some cases, may include only one specific shipment. Because each of the Partnership's contracts is a bilaterally negotiated agreement, the Partnership's revenue over the duration of these contracts does not generally follow spot market pricing trends. The Partnership's revenue from the sale of wood pellets is recognized as "Product Sales" when title and risk of loss has passed to the customer, the sales price to the customer is fixed, and determinable, and collectability is reasonably assured.

        Depending on the specific off-take contract, shipping terms are either CIF or FOB. Under a CIF contract, the Partnership procures and pays for shipping costs, which include insurance and all other charges, up to the port of destination for the customer. These costs are included in the price to the customer and, as such, are included in revenue and cost of goods sold. Under an FOB contract, the customer is directly responsible for shipping costs. In both cases, title and risk of loss pass to the customer when the wood pellets are loaded onto the ship. The Partnership's customer shipping terms, as well as the timing and size of shipments during the year, can result in material fluctuations in the Partnership's revenue recognition between periods but generally have little impact on gross margin.

        In some cases, the Partnership may purchase shipments of product from third-party suppliers and resell them in back-to-back transactions that immediately transfer title and risk of loss to the ultimate purchaser. Thus, the revenue from these transactions is recorded net of costs paid to the third-party supplier. The Partnership records this revenue as "Other revenue."

        In instances when a customer requests the cancellation, deferral or acceleration of a shipment, the customer may pay a fee, including reimbursement of any incremental costs incurred by the Partnership, which is included in "Other revenue."

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

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(3) Significant Accounting Policies (Continued)

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

Derivative Instruments

        The Partnership uses derivative instruments to partially offset its exposure to foreign currency exchange and interest rate risk. The Partnership enters into foreign currency forward and option contracts, which have been designated as cash flow hedges, to offset foreign currency exchange risk on a portion of forecasted revenue in British Pound Sterling ("GBP") and enters into interest rate swaps to offset the variable interest rate risk associated with borrowings. The Partnership does not hold or issue derivative financial instruments for trading or speculative purposes.

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

        The effective portion of foreign currency forward and option contracts designated as cash flow hedges is reported as a component of accumulated other comprehensive income in partners' capital and reclassified into revenue in the same period or periods during which the hedged revenue affects earnings. The effective portion of interest rate swaps designated as cash flow hedges is reported as a component of accumulated other comprehensive income in partners' capital and reclassified into interest expense in the same period or periods during which the hedged interest expense affects earnings. The ineffective portion of cash flow hedges, if any, is recognized in earnings in the current period. The Partnership links all derivative instruments that are designated as cash flow hedges to specific assets and liabilities on the consolidated balance sheets or to specific forecasted transactions.

        To qualify for hedge accounting, the item to be hedged must cause an exposure risk and the Partnership must have an expectation that the related hedging instrument will be effective at reducing or mitigating that exposure. In accordance with the hedging requirements, the Partnership documents all hedging relationships at inception and includes a description of the risk management objective and strategy for undertaking the hedge, identification of the hedging instrument, the hedged item, the nature of the risk being hedged, the method for assessing effectiveness of the hedging instrument in offsetting the hedged risk and the method of measuring any ineffectiveness. When an event or transaction occurs or the derivative contract expires or the forecasted transaction is no longer probable of occurring, hedge accounting is discontinued. The Partnership also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivative instruments are highly effective in offsetting changes in cash flows of hedged items. If it is determined that a derivative instrument has ceased to be a highly effective hedge, hedge accounting is discontinued prospectively.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(3) Significant Accounting Policies (Continued)

        Hedge effectiveness for foreign exchange forward contracts designated as cash flow hedges is assessed by comparing the change in the fair value of the hedge contract with the change in the fair value of the forecasted cash flows of the hedged item. For foreign exchange option contracts, hedge effectiveness is assessed based on the hedging instrument's entire change in fair value. Hedge effectiveness for interest rate swaps is assessed by comparing the change in fair value of the swap with the change in the fair value of the hedged item due to changes in the benchmark interest rate.

        Derivative instruments that do not qualify, or no longer qualify, as hedges are adjusted to fair value through earnings in the current period.

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

  Interest Rate Hedges

        The Partnership utilizes an interest rate swap to hedge its cash flow exposure to fluctuations in variable-based interest rates under borrowings. The Partnership entered into a pay-fixed, receive-variable interest rate swap in September 2016 to hedge the interest rate risk associated with Tranche A-1 and Tranche A-3 of the Senior Secured Credit Facilities. The Partnership discontinued hedge accounting as of December 14, 2016 following the repayment of Tranche A-1 and A-3 of the Senior Secured Credit Facilities (see Note 12, Long-Term Debt and Capital Lease Obligations). Interest expense for the year ended December 31, 2016 included the reclassification of an insignificant amount representing the effective portion reported as a component of accumulated other comprehensive income.

        The Predecessor previously used derivative financial instruments to manage its exposure to fluctuations in interest rates on long-term debt as required per the terms of the Prior Senior Secured Credit Facilities (see Note 12, Long-Term Debt and Capital Lease Obligations). The Predecessor recognized the interest rate swaps on the consolidated balance sheet at fair value. The Predecessor's interest rate swap agreements were not designated as hedges; therefore, the gain or loss was recognized in the consolidated statement of operations in interest expense. In connection with the repayment of the Prior Senior Secured Credit Facilities in April 2015 (see Note 12, Long-Term Debt and Capital Lease Obligations), the Predecessor terminated the interest rate swaps and paid a termination fee of $0.1 million.

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

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(3) Significant Accounting Policies (Continued)

physical life of the asset, its planned use, technological advances, or other factors show that a different life would be more appropriate. Changes in useful lives are recognized prospectively.

        Depreciation is calculated using the straight-line method based on the estimated useful lives of the related assets. Plant and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.

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

Debt Issuance Costs and Original Issue Discount

        Debt issuance costs represent legal fees, underwriter fees and other direct expenses associated with securing the Partnership's borrowings and are capitalized on the consolidated balance sheets as a direct deduction from the carrying amount of the related long-term debt. Original issue discounts are recorded on the consolidated balance sheets within the carrying amount of long-term debt. Debt issuance costs and original issue discount are amortized over the term of the related debt using straight line amortization, which approximates the effective interest rate method. If a debt instrument is retired before its scheduled maturity date, any unamortized debt issuance costs and original issue discount associated with that debt instrument are expensed in the same period. Debt issuance costs and original issue discount at December 31, 2016 and 2015, were $7.8 million and $5.6 million, respectively.

        Gains or losses on debt extinguishment include any associated unamortized debt issuance costs and original issue discount.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(3) Significant Accounting Policies (Continued)

Goodwill

        Goodwill represents the purchase price paid for acquired businesses in excess of the identifiable acquired assets and assumed liabilities. Goodwill is not amortized, but is tested for impairment annually and whenever an event occurs or circumstances change such that it is more likely than not that the fair value of the reporting unit is less than its carrying amounts. At December 31, 2016 and 2015, the Partnership has identified one reporting unit which corresponded to the Partnership's one segment. The Partnership has selected the fourth fiscal quarter to perform its annual goodwill impairment test.

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

        For the years ended December 31, 2016 and 2015, the Partnership applied the qualitative test and determined that it was more likely than not that the estimated fair value of the reporting unit substantially exceeded the related carrying value, and, accordingly, was not required to apply the two-step impairment test. The Partnership did not record any goodwill impairment for the years ended December 31, 2016 and 2015 (see Note 10, Goodwill and Other Intangible Assets).

        In making this qualitative analysis for the years ended December 31, 2016, and 2015, the Partnership evaluated the following economic factors:

  •
  The Partnership's consolidated financial results reflect continued improved financial performance in 2016 compared to 2015 as reflected by increases in gross margin as well as the generation of positive net income in 2016 and 2015.

  •
  The Partnership continued its expansion of production capacity with the Sampson Drop-Down in December 2016.

  •
  As a result of the Sampson Drop-Down, the Partnership acquired a ten-year, 420,000 MTPY off-take contract with DONG Energy, new customer, and a fifteen-year 95,000 MTPY off-take contract with the Hancock JV.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(3) Significant Accounting Policies (Continued)

  •
  In May 2016, the Partnership entered into an off-take contract to supply wood pellets to a new customer. Deliveries under this contract are expected to commence in late 2017, ramp to full supply of 800,000 MTPY in 2018, and continue through the first quarter of 2027.

  •
  In January 2016, the Partnership entered into an off-take contract with the Hancock JV to supply 375,000 MTPY of wood pellets to a new customer. The contract has initial deliveries beginning in 2019, ramps to full supply in 2021 and continues through 2034.

  •
  The Partnership issued $300.0 million in aggregate principal amount of 8.5% senior unsecured notes due 2021 in a private placement.

  •
  The Partnership's market capitalization exceeds the carrying value of its net assets as of December 31, 2016.

Intangible Assets

        In April 2015, the sponsor contributed net assets to the Partnership associated with the acquisition of Green Circle in January 2015, which included intangible assets related to favorable customer contracts (see Note 1, Description of Business and Basis of Presentation). The Partnership also recorded payments made to acquire a six-year wood pellet off-take contract with a European utility in 2010 as an intangible asset. These costs are recoverable through the future revenue streams generated from the customer contracts and are closely related to the revenue from the customer contracts. These costs are recorded as an asset and charged to expense as the revenue is recognized (see Note 10, Goodwill and Other Intangible Assets). All other costs, such as general and administrative expenses and costs associated with the negotiation of a contract that is not consummated, are charged to expense as incurred.

Deferred Issuance Costs

        On August 8, 2016, the Partnership filed a prospectus supplement to the shelf registration filed with the SEC on June 24, 2016, for the continuous offering of up to $100.0 million of common units, in amounts, at prices, and on terms to be determined by market conditions and other factors at the time of the offerings. In August 2016, the Partnership entered into an equity distribution agreement (the "Equity Distribution Agreement") with certain managers pursuant to which the Partnership may offer and sell common units from time to time through one or more of the managers, subject to the terms and conditions set forth in the Equity Distribution Agreement, of up to an aggregate sales amount of $100.0 million (the "ATM Program"). The deferred issuance costs associated with the shelf registration filed consist of legal, accounting, printing and other fees. The costs are ratably offset against the proceeds of the issuance of common units. As of December 31, 2016 and 2015, the Partnership had $0.3 million and $0 million of deferred issuance costs, respectively.

Prepaid Expenses and Other Current Assets

        Prepaid expenses and other current assets consist primarily of short-term deposits and prepaid insurance.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(3) Significant Accounting Policies (Continued)

Other Long-Term Assets

        Other long-term assets primarily consist of security deposits for utilities. At December 31, 2015, other long-term assets included a deposit made in accordance with the terms of a customer contract.

Advertising

        Costs incurred related to advertising of the Partnership's products and services are expensed as incurred.

Unit-Based Compensation

        Employees, consultants and directors of the General Partner and any of its affiliates are eligible to receive awards under the Enviva Partners, LP Long-Term Incentive Plan. For accounting purposes, units granted to employees of the Partnership's affiliates are treated as if they are distributed by the Partnership. Phantom units issued in tandem with corresponding distribution equivalent rights ("DERs") are granted to employees of Enviva Management Company, LLC who provide services to the Partnership and to certain non-employee directors of the General Partner. These awards vest subject to the satisfaction of service requirements or the achievement of certain performance goals, following which common units in the Partnership will be delivered to the holder of the phantom units. Affiliate entities recognize compensation expense for the phantom units awarded to their employees and a portion of that expense is allocated to the Partnership (see Note 13, Related Party Transactions-Management Services Agreement and Note 17, Equity-Based Awards). The Partnership's outstanding unit-based awards do not have a cash option and are classified as equity on the Partnership's consolidated balance sheets. The Partnership also recognizes compensation expense for units awarded to non-employee directors.

Impairment of Long-Lived Assets

        Long-lived assets, such as property, plant and equipment and amortizable intangible assets, are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require that a long-lived asset or asset group be tested for possible impairment, the Partnership first compares undiscounted cash flows expected to be generated by that asset or asset group to such asset or asset group's carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. During December 2016, the Partnership recorded an impairment of $10.0 million related to the fixed assets at the Wiggins plant (see Note 11, Assets Held for Sale). The Partnership did not record any impairments for the years ended December 31, 2015 and 2014 (see Note 10, Goodwill and Other Intangible Assets).

Commitments and Contingencies

        Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(3) Significant Accounting Policies (Continued)

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

Recent and Pending Accounting Pronouncements

        In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this standard provide a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the integrated set of assets and activities is not a business. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is allowed for transactions for which the acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance and for transactions in which a subsidiary is deconsolidated or a group of assets is derecognized that occur before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. The Partnership is in the process of evaluating the impact of adoption on the consolidated financial statements.

        In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other. ASU 2017-04 simplifies the accounting for goodwill impairment by eliminating Step 2 of the current goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(3) Significant Accounting Policies (Continued)

liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the new standard, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The new guidance should be adopted for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. This standard will be implemented prospectively for all future goodwill impairment tests and will simplify such evaluations.

        In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230)—Restricted Cash: A Consensus of the FASB Emerging Issues Task Force, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The guidance addresses the presentation of changes in restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. Entities will also have to disclose the nature of their restricted cash and restricted cash equivalent balances. The new guidance is effective for public business entities for fiscal years and interim periods within those years beginning after December 15, 2017. Early adoption in an interim period is permitted, but any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. Entities will be required to apply the guidance retrospectively when adopted. The Partnership does not expect the adoption of the new standard to have a material effect on the presentation of changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows.

        In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810)—Interests Held through Related Parties That Are under Common Control, which alters how a decision maker needs to consider indirect interests in a variable interest entity (VIE) held through an entity under common control. Under the new ASU, if a decision maker is required to evaluate whether it is the primary beneficiary of a VIE, it will need to consider only its proportionate indirect interest in the VIE held through a common control party. The new guidance is effective for public business entities for fiscal years and interim periods within those years beginning after December 15, 2016. The Partnership is in the process of evaluating the impact of adoption on its consolidated financial statements.

        In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230)—Classification of Certain Cash Receipts and Cash Payments, which will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows with the objective of reducing the existing diversity in practice. The guidance addresses the classification of

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(3) Significant Accounting Policies (Continued)

cash flows related to (1) debt prepayment or extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt instruments with coupon rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance, including bank-owned life insurance, (6) distributions received from equity method investees and (7) beneficial interests in securitization transactions. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. An entity will first apply any relevant guidance. If there is no guidance that addresses those cash receipts and cash payments, an entity will determine each separately identifiable source or use and classify the receipt or payment based on the nature of the cash flow. If a receipt or payment has aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source of use. The new guidance is effective for public business entities for fiscal years and interim periods within those years beginning after December 15, 2017. The new guidance will require adoption on a retroactive basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Partnership does not expect the adoption of the new standard to have a material effect on how cash receipts and cash payments are presented and classified in the consolidated statement of cash flows.

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

        In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815)—Contingent Put and Call Options in Debt Instruments, which reduces diversity of practice in identifying embedded derivatives in debt instruments. The new standard clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments is required to assess the embedded call (put) options solely in accordance with the four step decision sequence. The new guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The Partnership is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

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

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(3) Significant Accounting Policies (Continued)

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

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The new standard provides new guidance on the recognition of revenue and states that an entity should recognize revenue when control of the goods or services transfers to the customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The new standard also requires significantly expanded disclosure regarding qualitative and quantitative information about the nature, timing and uncertainty of revenue and cash flow arising from contracts with customers. On July 9, 2015, the FASB approved a one-year delay in the effective date of ASU No. 2014-09. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers—Principal versus Agent Considerations. The new standard clarifies the implementation guidance on principal versus agent considerations. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606), which provides narrow scope improvements and practical expedients related to ASU No. 2014-09. The improvements address completed contracts and contract modifications at transition, non-cash consideration, the presentation of sales taxes and other taxes collected from customers, and assessment of collectability when determining whether a transaction represents a valid contract. ASU No. 2014-09 permits the application retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASUs at the date of initial application. The guidance may be adopted either by restating all years presented in the financial statements or by recording the impact of adoption as an adjustment to retained earnings at the beginning of the year of adoption. The Partnership has completed its evaluation of its off-take contracts to identify material performance obligations. Our evaluation considered ASU 2016-10, Identifying Performance Obligations and Licensing, issued by the FASB on April 14, 2016, which amends the guidance on identifying performance obligations and accounting the implementation guidance on licensing. The guidance permits an entity to account for shipping and handling activities occurring after control has passed to the customer as a fulfillment activity rather than as a revenue element. The Partnership considered ASU 2016-10 in its evaluation and has elected to account for shipping and handling activities as a fulfillment activity, consistent with its current policy. The Partnership continues to assess the timing of revenue recognition under the new guidance and whether certain transactions currently presented on a net basis, should be recognized as principal sales on a gross basis.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(4) Transactions Between Entities Under Common Control

Sampson Drop-Down

        On December 14, 2016, the Partnership acquired from the Hancock JV all of the issued and outstanding limited liability company interests in Sampson for total consideration of $175.0 million (see Note 1, Description of Business and Basis of Presentation). The acquisition included the payment of $139.6 million in cash, net of a purchase price adjustment of $5.4 million, to the Hancock JV, the issuance of 1,098,415 unregistered common units at a value of $27.31 per unit, or $30.0 million of common units, to affiliates of John Hancock Life Insurance Company, and the elimination of $1.2 million of related party receivables and payables, net included in the net assets on the date of acquisition.

Recast of Historical Financial Statements

        The Partnership accounted for the Sampson Drop-Down as a combination of entities under common control at historical cost in a manner similar to a pooling of interests. Accordingly, the consolidated financial statements for the periods prior to December 14, 2016 were retrospectively recast to reflect the acquisition as if it had occurred on May 15, 2013, the date Sampson was originally organized.

        The following table outlines the changes in consolidated net assets resulting from the acquisition of Sampson on December 14, 2016.

Assets:
Cash	$—
Accounts receivable	2,398
Related party receivables	8,055
Inventories	8,135
Prepaid expenses and other current assets	262
Property, plant and equipment, net	138,640

Total assets	157,490
Liabilities:
Accounts payable	3,240
Related party payables	1,416
Accrued and other current liabilities	13,563
Long-term debt and capital leases	766

Total liabilities	18,985

Net assets contributed to Partnership	$138,505

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(4) Transactions Between Entities Under Common Control (Continued)

        The following table presents the changes to previously reported amounts in the audited consolidated balance sheet as of December 31, 2015 included in the Partnership's annual report on Form 10-K for the year ended December 31. 2015:

	As of December 31, 2015
	As Reported	Sampson Drop-Down	Total (Recast)
Cash and cash equivalents	$2,175	$(47)	$2,128
Accounts receivable, net	38,684	—	38,684
Related party receivables	94	82	176
Inventories	24,245	—	24,245
Prepaid expenses and other current assets	2,123	1	2,124

Total current assets	67,321	36	67,357
Property, plant and equipment, net	405,582	88,883	494,465
Goodwill	85,615	—	85,615
Other long-term assets	10,462	—	10,462

Total assets	$568,980	$88,919	$657,899

Accounts payable	$9,303	$4,974	$14,277
Related party payables	11,013	596	11,609
Accrued and other current liabilities	13,544	13,724	27,268
Total long-term debt	207,631	—	207,631
Other liabilities	1,337	—	1,337

Total liabilities	242,828	19,294	262,122
Total partners' capital	326,152	69,625	395,777

Total liabilities and partners' capital	$568,980	$88,919	$657,899

        The following table presents the changes to previously reported amounts in the audited consolidated statements of operations for the years ended December 31, 2015 and 2014 included in the Partnership's annual report on Form 10-K for the year ended December 31, 2015:

	Year Ended December 31, 2015
	As Reported	Sampson Drop-Down	Total (Recast)
Net revenue	$457,374	$—	$457,374
Total cost of goods sold	395,753	—	395,753
Gross margin	61,621	—	61,621
Net income (loss)	23,132	(3,672)	19,460
Less net loss attributable to noncontrolling partners' interests	42	1,857	1,899
Net loss attributable to Predecessor	(2,132)	—	(2,132)
Net income (loss) attributable to general partner	6,264	(1,815)	4,449
Net income attributable to limited partners	19,042	—	19,042

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(4) Transactions Between Entities Under Common Control (Continued)

	Year Ended December 31, 2014
	As Reported	Sampson Drop-Down	Total (Recast)
Net revenue	$290,136	$—	$290,136
Total cost of goods sold	270,029	—	270,029
Gross margin	20,107	—	20,107
Net income (loss)	185	(3,576)	(3,391)
Less net loss attributable to noncontrolling partners' interests	79	136	215
Net income attributable to Predecessor	264	—	264
Net loss attributable to general partner	—	(3,440)	(3,440)
Net income attributable to limited partners	—	—	—

        The following table presents the changes to previously reported amounts in the audited consolidated statement of cash flows for the years ended December 31, 2015 and 2014 included in the Partnership's annual report on Form 10-K for the year ended December 31, 2015:

	Year Ended December 31, 2015
	As Reported	Sampson Drop-Down	Total (Recast)
Net cash provided by operating activities	$66,218	$195	$66,413
Net cash used in investing activities	(11,749)	(68,297)	(80,046)
Net cash used in financing activities	(52,886)	68,059	15,173

Net increase in cash and cash equivalents	$1,583	$(43)	$1,540

	Year Ended December 31, 2014
	As Reported	Sampson Drop-Down	Total (Recast)
Net cash provided by operating activities	$29,434	$(4)	$29,430
Net cash used in investing activities	(14,664)	(1,792)	(16,456)
Net cash used in financing activities	(17,736)	1,792	(15,944)

Net decrease in cash and cash equivalents	$(2,966)	$(4)	$(2,970)

(5) Significant Risks and Uncertainties, Including Business and Credit Concentrations

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

        The Partnership's primary industrial customers are located in the United Kingdom and Belgium. Two customers accounted for 90% of the Partnership's product sales in 2016, three customers accounted for 93% of the Partnership's product sales in 2015 and three customers accounted for 97% of the Partnership's product sales in 2014. The following table shows product sales from third-party

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(5) Significant Risks and Uncertainties, Including Business and Credit Concentrations (Continued)

customers that accounted for 10% or a greater share of consolidated product sales for each of the three years ended December 31:

	2016	2015 (Recast)	2014 (Recast)
			(Predecessor)
Customer A	75%	56%	70%
Customer B	15%	19%	10%
Customer C	—	18%	17%

        The Partnership's cash and cash equivalents are placed in or with various financial institutions. The Partnership has not experienced any losses on such accounts and does not believe it has any significant risk in this area.

(6) Property, Plant and Equipment

        Property, plant and equipment consisted of the following at December 31:

	2016	2015 (Recast)
Land	$13,492	$14,027
Land improvements	42,148	36,431
Buildings	137,092	77,581
Machinery and equipment	382,740	338,592
Vehicles	513	515
Furniture and office equipment	5,113	2,142

	581,098	469,288
Less accumulated depreciation	(80,768)	(64,738)

	500,330	404,550
Construction in progress	16,088	89,915

Total property, plant and equipment, net	$516,418	$494,465

        Total depreciation expense was $25.7 million, $24.7 million and $18.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016, the Partnership had assets under capital leases with a cost and related accumulated depreciation of $2.4 million and $0.7 million, respectively. At December 31, 2015, the Partnership had assets under capital leases with a cost and related accumulated depreciation of $0.8 million and $0.4 million, respectively.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(7) Inventories

        Inventories consisted of the following at December 31:

	2016	2015 (Recast)
Raw materials and work-in-process	$7,689	$5,632
Consumable tooling	11,978	9,932
Finished goods	10,097	8,681

Total inventories	$29,764	$24,245

(8) Derivative Instruments

        The Partnership uses derivative instruments to partially offset its business exposure to foreign currency exchange and interest rate risk. The Partnership may enter into foreign currency forward and option contracts to offset some of the foreign currency exchange risk on expected future cash flows on certain forecasted revenue and interest rate swaps to offset some of the interest rate risk on expected future cash flows on certain borrowings. The Partnership's derivative instruments expose it to credit risk to the extent that hedge counterparties may be unable to meet the terms of the applicable derivative instrument. The Partnership does, however, seek to mitigate such risks by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of risk is monitored. Management does not expect material losses as a result of defaults by counterparties.

Cash Flow Hedges

  Foreign Currency Exchange Risk

        The Partnership is exposed to fluctuations in foreign currency exchange rates related to off-take contracts that require future deliveries of wood pellets to be settled in GBP. Deliveries under these off-take contracts are expected to begin in late 2017 and 2019, respectively. The Partnership has and may continue to enter into foreign currency forward contracts, purchased option contracts or other instruments to partially manage this risk and has designated and may continue to designate these instruments as cash flow hedges.

        For these cash flow hedges, the effective portion of the gain or loss on the change in fair value is initially reported as a component of accumulated other comprehensive income in partners' capital and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss, if any, is reported in earnings in the current period. These derivative instruments are considered to be highly effective at inception as the critical terms of the hedging instruments match the critical terms of the forecasted revenue.

        The Partnership's outstanding cash flow hedges at December 31, 2016 expire on dates between 2017 and 2020.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(8) Derivative Instruments (Continued)

  Interest Rate Risk

        The Partnership is exposed to fluctuations in interest rates on borrowings under its Senior Secured Credit Facilities. The Partnership entered into a pay-fixed, receive-variable interest rate swap in September 2016 to hedge the interest rate risk associated with Tranche A-1 and Tranche A-3 of the Senior Secured Credit Facilities. The Partnership's interest rate swap expires concurrently with the maturity of the Senior Secured Credit Facilities in April 2020. The Partnership elected to discontinue hedge accounting as of December 14, 2016 following the repayment of a portion of the outstanding indebtedness on Tranche A-1 and A-3 of the Senior Secured Credit Facilities (see Note 12, Long-Term Debt and Capital Lease Obligations). Interest expense for the year ended December 31, 2016 included the reclassification of an insignificant amount representing the effective portion of the hedge previously reported as a component of accumulated other comprehensive income.

        The Partnership enters into derivative instruments to manage cash flow. The Partnership does not enter into derivative instruments for speculative or trading purposes. The counterparty to the Partnership's interest rate swaps are major financial institutions.

        The fair values of cash flow hedging instruments included in the condensed consolidated balance sheet as of December 31, 2016 were as follows:

	Balance Sheet Location	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Foreign currency exchange forward contracts	Prepaid and other current assets	$188	$—
Foreign currency exchange forward contracts	Other long-term assets	632	—
Foreign currency purchased option contracts	Other long-term assets	626	—
Foreign currency exchange forward contracts	Other long-term liabilities	—	(51)

Total derivatives designated as hedging instruments		$1,446	$(51)

Derivatives not designated as hedging instruments:
Interest rate swap	Other long-term assets	484	—

        The effects of instruments designated as cash flow hedges, the related changes in accumulated other comprehensive income and the gains and losses in income for the year ended December 31, 2016 were as follows:

	Amount of Gain (Loss) in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Effective Portion	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign exchange contracts	$770	Product Sales	$—	Product Sales	$1
Purchased options	$(175)	Product Sales	$—	Product Sales	$—

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(8) Derivative Instruments (Continued)

        The estimated net amount of existing gains and losses in accumulated other comprehensive income expected to be transferred to the consolidated statement of operations during the next twelve months is insignificant.

        The notional amounts of outstanding derivative instruments designated as cash flow hedges associated with outstanding or unsettled derivative instruments as of December 31, 2016 were as follows:

Foreign exchange forward contracts	$25,270
Foreign exchange purchased option contracts	8,160

        The Prior Credit Agreement required the Predecessor to swap a minimum of 50% of the term loan balance outstanding under the Prior Senior Secured Credit Facilities. In connection with the issuance of the Prior Senior Secured Credit Facilities (see Note 12, Long-Term Debt and Capital Lease Obligations), the Predecessor entered into floating-to-fixed interest rate swaps (the Partnership received a floating market rate and paid a fixed interest rate) to manage the interest rate exposure related to the Prior Senior Secured Credit Facilities. All indebtedness outstanding under the Prior Senior Secured Credit Facilities was repaid in full on April 9, 2015, and the related interest rate swaps were terminated and paid the Predecessor a termination fee of $0.1 million.

        The Partnership did not have derivative instruments designated as cash flow hedges during the years ended December 31, 2015 and 2014.

(9) Fair Value Measurements

        The amounts reported in the consolidated balance sheets as cash and cash equivalents, accounts receivable, related party receivables, prepaid expenses and other current assets, accounts payable, related party payables and accrued liabilities, related party accrued liabilities and other current liabilities approximate fair value because of the short-term nature of these instruments.

        Derivative instruments and long-term debt and capital lease obligations including the current portion are classified as Level 2 instruments due to the usage of market prices not quoted on active markets and other observable market data. The carrying amount of derivative instruments approximates fair value as of December 31, 2016. The carrying amount and estimated fair value of long-term debt and capital lease obligations as of December 31 2016 and 2015 was as follows:

	December 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt and capital lease obligations including current portion	$350,795	$363,545	$207,631	$207,631

        The fair value of the long-term debt and capital lease obligations are estimated based upon rates currently available for debt with similar terms and remaining maturities.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(10) Goodwill and Other Intangible Assets

Intangible Assets

        Intangible assets consisted of the following at December 31:

		2016			2015 (Recast)
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Favorable customer contracts	3 years	$8,700	$(7,468)	$1,232	$8,700	$(5,698)	$3,002
Wood pellet contract	6 years	1,750	(1,611)	139	1,750	(1,353)	397

Total intangible assets		$10,450	$(9,079)	$1,371	$10,450	$(7,051)	$3,399

        Intangible assets include favorable customer contracts associated with the acquisition of Green Circle in January 2015. The Partnership also recorded payments made to acquire a six-year wood pellet contract with a European utility in 2010 as an intangible asset. These costs are recoverable through the future revenue streams generated from the customer contracts and are closely related to the revenue from the customer contracts. The Partnership amortizes the customer contract intangible assets as deliveries are completed during the respective contract terms. During the years ended December 31, 2016, 2015 and 2014, amortization of $2.0 million, $6.0 million and $0.3 million, respectively, was included in cost of goods sold in the accompanying consolidated statements of operations.

        The estimated aggregate maturities of amortization expense for the next five years are as follows:

Year Ending December 31:
2017	$1,063
2018	308
2019	—
2020	—
2021	—
Thereafter	—

Total	$1,371

Goodwill

        In 2015, the Partnership recorded an addition to goodwill of $80.7 million as part of the acquisition of Cottondale by the sponsor and its contribution to the Partnership as part of the Reorganization. Goodwill also includes $4.9 million from the acquisitions in 2010 of a business from IN Group Companies and of a company now known as Enviva Pellets Amory. The Partnership's reported goodwill balance of $85.6 million at December 31, 2016 and 2015 was allocated to the Partnership's one reporting unit, which also represents the Partnership's one segment.

(11) Assets Held for Sale

        The Partnership has a controlling interest in Enviva Pellets Wiggins, an entity that owned a wood pellet plant in Stone County, Mississippi. In December 2016, the Partnership, with the authorization of the Partnership's board of directors initiated a plan to sell the wood pellet plant ("Wiggins plant")

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(11) Assets Held for Sale (Continued)

which triggered an evaluation of a potential asset impairment. The Partnership reclassified the Wiggins plant assets to current assets held for sale and ceased depreciation. In December 2016, the Partnership executed an agreement to sell certain assets of Wiggins with the closing of the transaction scheduled for January 20, 2017. The carrying amount of the assets held for sale exceeded the estimated fair value which resulted in a $10.0 million non-cash charge to earnings which is included in impairment of assets held for sale on the consolidated statement of operations. On January 20, 2017, the sales agreement terminated when the buyer failed to pay the purchase price. Subsequently, the Partnership ceased operations but the Wiggins plant remains available for immediate sale (See Note 20, Subsequent Events—Assets Held for Sale).

(12) Long-Term Debt and Capital Lease Obligations

Senior Notes Due 2021

        On November 1, 2016, the Partnership and Enviva Finance Corp. (together with the Partnership, the "Issuers"), issued $300.0 million in aggregate principal amount of 8.5% senior unsecured notes due November 1, 2021 (the "Senior Notes") to eligible purchasers in a private placement under Rule 144A and Regulation S of the Securities Act of 1933, as amended. Interest payments will be due semi-annually in arrears on May 1 and November 1, commencing May 1, 2017. The Partnership recorded $6.4 million in issue discounts and costs associated with the issuance of the Senior Notes, which have been recorded as a deduction to long-term debt and capital lease obligations.

        The Partnership used $139.6 million of the net proceeds from the Senior Notes, together with cash on hand, to pay a portion of the purchase price for the Sampson Drop-Down and $159.8 million to repay borrowings, including accrued interest, under the Senior Secured Credit Facilities.

        In connection with the issuance of the Senior Notes, on November 1, 2016, the Partnership entered into a Registration Rights Agreement among the Issuers, the guarantors and JP Morgan Securities LLC, as representative of the several initial purchasers of each series of the Notes. Pursuant to the Registration Rights Agreement, the Issuers and the guarantors agree that they will use commercially reasonable efforts to file a registration statement with the SEC to offer to exchange the Senior Notes for newly issued registered notes with terms substantially identical in all material respects to the Senior Notes (except that the registered notes will not be subject to restrictions on transfer), and cause the registration statement to become effective within 365 days of the closing date of the offering. If the exchange offer is not completed on or before the 365th day following the date of issuance of the Senior Notes, the annual interest rate on the Senior Notes will increase by 0.25% per annum (with an additional 0.25% per annum increase for each subsequent 90-day period that such additional interest continues to accrue, up to a maximum total additional interest rate increase of 1.00% per annum).

        At any time prior to November 1, 2018, the Issuers may redeem up to 35% of the aggregate principal amount of the notes (including additional notes) issued under the Senior Notes at a redemption prices of 108.5% of the principal amount, plus accrued and unpaid interest, if any, to the

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(12) Long-Term Debt and Capital Lease Obligations (Continued)

redemption date, in an amount not greater than the net cash proceeds of one or more Equity Offering by the Partnership, provided that:

  •
  at least 65% of the aggregate principal amount of the notes issued under the indenture on the Issue Date remains outstanding immediately after the occurrence of such redemption (excluding notes held by the Partnership and its subsidiaries); and

  •
  the redemption occurs within 120 days of the date of the closing of such Equity Offering.

        On and after November 1, 2018, the Issuers may redeem all or a portion of the notes at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest, if any, on the notes redeemed to the applicable redemption date (subject to the right of holders of record on the relevant record date to receive interest due on an interest payment date that is on or prior to the redemption date), if redeemed during the twelve-month period beginning November 1 on the years indicated below:

Year:	Percentages
2018	104.250%
2019	102.125%
2020 and thereafter	100.000%

        The Senior Notes contain certain covenants applicable to the Partnership including, but not limited to (1) restricted payments, (2) incurrence of indebtedness and issuance of preferred securities, (3) liens, (4) dividend and other payment restrictions affecting subsidiaries, (5) merger, consolidation or sale of assets, (6) transactions with affiliates, (7) designation of restricted and unrestricted subsidiaries, (8) additional subsidiary guarantees, (9) business activities and (10) reporting obligations.

        As of December 31, 2016, the Partnership was in compliance with all covenants and restrictions associated with, and no events of default existed under, the Senior Notes. The obligations under the Senior Notes are guaranteed by certain of the Partnership's subsidiaries and secured by liens on substantially all of the Partnership's assets.

Senior Secured Credit Facilities

        On April 9, 2015, the Partnership entered into a Credit Agreement (the "Credit Agreement") providing for $199.5 million aggregate principal amount of senior secured credit facilities (the "Original Credit Facilities"). The Original Credit Facilities consisted of (i) $99.5 million aggregate principal amount of Tranche A-1 advances, (ii) $75.0 million aggregate principal amount of Tranche A-2 advances and (iii) revolving credit commitments in an aggregate principal amount at any time outstanding, taken together with the face amount of letters of credit, not in excess of $25.0 million. The Partnership is also able to request loans under incremental facilities under the Credit Agreement on the terms and conditions and in the maximum aggregate principal amounts set forth therein, provided that lenders provide commitments to make loans under such incremental facilities.

        On December 11, 2015, the Partnership entered into the First Incremental Term Loan Assumption Agreement (the "Assumption Agreement") providing for $36.5 million of incremental borrowings (the "Incremental Term Advances" and, together with the Original Credit Facilities, the "Senior Secured

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(12) Long-Term Debt and Capital Lease Obligations (Continued)

Credit Facilities") under the Credit Agreement. The Incremental Term Advances consisted of (i) $10.0 million aggregate principal amount of Tranche A-3 advances and (ii) $26.5 million aggregate principal amount of Tranche A-4 advances. Enviva FiberCo, LLC, an affiliate and a wholly owned subsidiary of the Partnership's sponsor ("Enviva FiberCo"), became a lender pursuant to the Credit Agreement with a purchase of $15.0 million aggregate principal amount of the Tranche A-4 advances, net of a 1.0% lender fee. On June 30, 2016, Enviva FiberCo assigned all of its rights and obligations in its capacity as a lender to a third party. During the year ended December 31, 2016, the Partnership recorded $0.4 million interest expense related to this indebtedness.

        On October 17, 2016, the Partnership entered into the Second Amendment to the Credit Agreement (the "Second Amendment") under the Partnership's Senior Secured Credit Facilities. Following the Sampson Drop-Down, the Second Amendment provided for an increase from $25.0 million to $100.0 million of the revolving credit commitments.

        On December 14, 2016, proceeds from the Senior Notes were used to repay all outstanding indebtedness, including accrued interest of $74.7 million for Tranche A-2 and $26.5 million for Tranche A-4, under the Senior Secured Credit Facilities, and to repay a portion of the outstanding indebtedness including accrued interest of $53.6 million for Tranche A-1 and $5.1 million for Tranche A-3 under the Senior Secured Credit Facilities. For the year ended December 31, 2016, the Partnership recorded a $4.4 million loss on early retirement of debt obligation related to the repayments.

        The Senior Secured Credit Facilities mature in April 2020. Borrowings under the Senior Secured Credit Facilities bear interest, at the Partnership's option, at either a base rate plus an applicable margin or at a Eurodollar rate (with a 1.00% floor for term loan borrowings) plus an applicable margin. The applicable margin is (i) for Tranche A-1 and Tranche A-3 base rate borrowings, 3.10% through April 2017, 2.95% thereafter through April 2018 and 2.80% thereafter, and for Tranche A-1 and Tranche A-3 Eurodollar rate borrowings, 4.10% through April 2017, 3.95% thereafter through April 2018 and 3.80% thereafter and (ii) 3.25% revolving facility base rate borrowings and 4.25% for revolving facility Eurodollar rate borrowings. On December 31, 2015, Tranche A-3 advance was converted to Eurodollar borrowings. The applicable margin for revolving facility borrowings will be reduced by 0.50% if the Total Leverage Ratio is less than or equal to 2.00:1.00. During the continuance of an event of default, overdue amounts under the Senior Secured Credit Facilities will bear interest at 2.00% plus the otherwise applicable interest rate.

        The Senior Secured Credit Facilities include a commitment fee payable on undrawn revolving credit facility commitments of 0.50% per annum (subject to a stepdown of 0.375% per annum if the Total Leverage Ratio is less than or equal to 2.00:1.00). Letters of credit issued under the revolving credit facility are subject to a fee calculated at the applicable margin for revolving credit facility Eurodollar rate borrowings.

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

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(12) Long-Term Debt and Capital Lease Obligations (Continued)

capacity of the wood pellet production plants for the two-year period beginning on January 1 of such year is contracted to be sold during such period pursuant to certain qualifying off-take contracts. All outstanding amounts under the Senior Secured Credit Facilities will be due and the letter of credit commitments will terminate on the maturity date or upon earlier prepayment or acceleration.

        The Partnership had $6.5 million outstanding under the revolving credit commitments as of December 31, 2016 and $0 at December 31, 2015.

        The Partnership had $4.0 million and $5.0 million outstanding under the letter of credit facility as of December 31, 2016 and 2015, respectively. The letters of credit were issued in connection with contracts between the Partnership and third parties, in the ordinary course of business. The amounts required to be secured with letters of credit under these contracts may be adjusted or cancelled based on the specific third-party contract terms. The amounts outstanding are subject to automatic extensions through the termination dates of the letters of credit facilities. The letters of credit are not cash collateralized and there are no unreimbursed drawings under the letters of credit. Letters of credit issued under the revolving facility are subject to a fee calculated at the applicable margin for revolving facility Eurodollar rate borrowings.

        The Partnership is required to make mandatory prepayments of the Senior Secured Credit Facilities with the proceeds of certain asset sales and debt incurrences. The Partnership may voluntarily prepay the Senior Secured Credit Facilities in whole or in part at any time without premium or penalty.

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

        As of December 31, 2016, the Partnership was in compliance with all covenants and restrictions associated with, and no events of default existed under, the Credit Agreement. The obligations under the Credit Agreement are guaranteed by certain of the Partnership's subsidiaries and secured by liens on substantially all assets.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(12) Long-Term Debt and Capital Lease Obligations (Continued)

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

Related Party Notes Payable

        On January 22, 2016, a non-controlling interest holder in Wiggins became the holder of the $3.3 million Enviva Pellets Wiggins construction loan and working capital line. Related party interest expense associated with the related party notes payable was insignificant during the year ended December 31, 2016. The construction loan and working capital line outstanding principal of $3.1 million and an insignificant amount of accrued interest were repaid in full by Wiggins on the October 18, 2016 maturity date.

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

Southampton Promissory Note

        In connection with the purchase of land for the Southampton plant, the Partnership entered into a $1.5 million promissory note with Southampton County, Virginia, with no stated interest, maturing on June 8, 2017. The effective-interest method was applied using an interest rate of 7.6% to determine the present value of $1.1 million on June 8, 2012. On February 24, 2014, the Partnership amended its performance agreement with Southampton County. Under the amended terms, the Partnership reduced its promissory note balance and its claims to receive certain incentive payments by $0.6 million. As a result of the amendment, the present value of the outstanding promissory note is approximately $0.7 million. (see Note 19, Commitments and Contingencies—Southampton Promissory Note). Interest expense during the years ended December 31, 2016, 2015 and 2014 was insignificant.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(12) Long-Term Debt and Capital Lease Obligations (Continued)

        Long-term debt, at carrying value which approximates fair value, and capital lease obligations consisted of the following at December 31:

	2016	2015 (Recast)
Senior Notes, net of unamortized discount and debt issuance costs of $6.2 million as of as of December 31, 2016	$293,797	$—
Senior Secured Credit Facilities, Tranche A-1 Advances, net of unamortized discount and debt issuance costs of $1.4 million as of December 31, 2016 and $3.6 million as of December 31, 2015	41,651	94,444
Senior Secured Credit Facilities, Tranche A-2 Advances, net of unamortized discount and debt issuance costs of $0 as of December 31, 2016 and $2.5 million as of December 31, 2015	—	71,913
Senior Secured Credit Facilities, Tranche A-3 Advances, net of unamortized discount and debt issuance costs of $0.2 million as of December 31, 2016 and $0.6 million as of December 31, 2015	4,489	9,300
Senior Secured Credit Facilities, Tranche A-4 Advances, net of unamortized discount and debt issuance costs of $0 as of December 31, 2016 and $0.9 million as of December 31, 2015	—	25,538
Senior Secured Credit Facilities, revolving credit commitments, at a Eurodollar Rate of 7.0% at December 31, 2016	6,500	—
Other loans	2,759	6,107
Capital leases	1,599	329

Total long-term debt and capital lease obligations	350,795	207,631
Less current portion of long-term debt and capital lease obligations	(4,109)	(6,673)

Long-term debt and capital lease obligations, excluding current installments	$346,686	$200,958

        The aggregate maturities of long-term debt and capital lease obligations, net of unamortized discount and debt issuance costs, are as follows:

Year Ending December 31:
2017	$2,492
2018	5,562
2019	4,005
2020	39,599
2021	299,137
Thereafter	—

Total long-term debt and capital lease obligations	$350,795

        Depreciation expense relating to assets held under capital lease obligations was $0.2 million, $0.1 million and $0.1 million for each of the years ended December 31, 2016, 2015 and 2014, respectively.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(13) Related Party Transactions

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

        During the year ended December 31, 2016, cost of goods sold of $37.9 million and general and administrative expenses of $15.4 million were allocated to the Partnership under the MSA based on the nature of the expenses.

        During the year ended December 31, 2015, cost of goods sold of $22.3 million and general and administrative expenses of $15.3 million were allocated to the Partnership under the MSA based on the nature of the expenses.

        As of December 31 2016, the Partnership had $10.6 million included in related party payables primarily related to the MSA. As of December 31, 2015, the Partnership had $11.6 million in related party payables which included $6.5 million primarily related to the MSA and $5.0 million due to the sponsor in connection with the Southampton Drop-Down.

Prior Management Services Agreement

        On November 9, 2012, the Predecessor entered into a six-year management services agreement (the "Prior MSA") with Enviva Holdings, LP (the "Prior Provider") to provide the Predecessor with general administrative and management services and other similar services.

        During the years ended December 31, 2015 and 2014, the Predecessor recorded $0.5 million and $0.9 million, respectively, of general and administrative expenses that were incurred by the Prior

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(13) Related Party Transactions (Continued)

Provider and recorded as capital contributions. The Prior MSA automatically terminated upon the execution of the MSA.

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

        In connection with the closing of the Senior Secured Credit Facilities (see Note 12, Long-Term Debt and Capital Lease Obligations), on December 11, 2015, under the terms of a Contribution Agreement by and among the Partnership and the Hancock JV, the Hancock JV contributed to Enviva, LP, all of the issued and outstanding limited liability company interests in Southampton for total consideration of $131.0 million (see Note 1, Description of Business and Basis of Presentation).

        On December 14, 2016, the Partnership acquired Sampson from the Hancock JV for total consideration of $175.0 million (see Note 1, Description of Business and Basis of Presentation).

Related Party Indebtedness

        On December 11, 2015, Enviva FiberCo became a lender pursuant to the Credit Agreement with a purchase of $15.0 million aggregate principal amount of the Tranche A-4 term advances, net of a 1.0% lender fee. On June 30, 2016, Enviva FiberCo assigned all of its rights and obligations in its capacity as a lender to a third party. During the year ended December 31, 2016, the Partnership recorded $0.4 million interest expense related to this indebtedness.

Related Party Notes Payable

        On January 22, 2016, a non-controlling interest holder in Wiggins became the holder of the $3.3 million Wiggins construction loan and working capital line. Related party interest expense associated with the related party notes payable was insignificant during the year ended December 31, 2016. The construction loan and working capital line outstanding principal of $3.1 million and an insignificant amount of accrued interest were repaid in full by Wiggins on the October 18, 2016 maturity date.

        The net assets contributed by the sponsor on April 19, 2015 included notes payable issued by the sponsor to related parties. In January 2015, the sponsor issued a revolving note to Green Circle in the amount of $36.7 million and issued a note payable to Acquisition II in the amount of $50.0 million. In connection with the closing of the IPO on May 4, 2015, the related party notes payable outstanding principal of $81.9 million and accrued interest of $1.1 million were repaid by the Partnership (see Note 12, Long-Term Debt and Capital Lease Obligations).

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(13) Related Party Transactions (Continued)

Biomass Purchase and Prior Terminal Services Agreements

        On April 9, 2015, the Partnership entered into the Biomass Purchase Agreement with the Hancock JV (the "Biomass Purchase Agreement") pursuant to which the Hancock JV sold to the Partnership, at a fixed price per metric ton, certain volumes of wood pellets per month. The Partnership sold the wood pellets purchased from the Hancock JV to customers under the Partnership's existing off-take contracts. The Partnership also entered into a Terminal Services Agreement pursuant to which the Partnership would have provided terminal services at the Chesapeake terminal for the production from the Southampton plant that was not sold to the Partnership under the Biomass Purchase Agreement.

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

        On September 26, 2016, Enviva, LP and Sampson, a wholly owned subsidiary of the Hancock JV, entered into two confirmations under the Biomass Purchase Agreement pursuant to which Enviva, LP agreed to sell to Sampson 140,000 MT of wood pellets, and Sampson agreed to sell to Enviva, LP 140,000 MT of wood pellets. On December 14, 2016, the Partnership and the Hancock JV terminated the agreement. As a result of the Sampson Drop-Down and the recasting of the consolidated financial statements, certain revenue and costs incurred under the Biomass Purchase Agreement have been eliminated.

Enviva FiberCo, LLC

        The Partnership purchases raw materials from Enviva FiberCo, LLC (FiberCo"), a wholly owned subsidiary of the sponsor. Raw material purchases during 2016 from FiberCo were $3.7 million. Raw material purchases from FiberCo were insignificant for the year ended December 31, 2015 and $0 for the year ended December 31, 2014.

Related Party Indemnification

        In accordance with the terms of the Contribution Agreement for the Sampson Drop-Down, the Hancock JV agreed to indemnify the Partnership, its affiliates and officers from all costs and losses arising from certain vendor liabilities and claims related to the construction of the Sampson plant. At December 31, 2016, accrued liabilities included $6.4 million related to work performed by certain vendors. The Partnership recorded a corresponding related party receivable from the Hancock JV of $6.4 million for reimbursement of these amounts (see Note 1, Description of Business and Basis of Presentation).

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(13) Related Party Transactions (Continued)

Secondary Supply Agreement

        On December 14, 2016, the Partnership entered into a secondary supply agreement with the Hancock JV, pursuant to which the Partnership will sell to the Hancock JV, on a fixed-price basis, approximately 95,000 MTPY of wood pellets beginning in 2020 through December 31, 2034.

Terminal Services Agreement

        On December 14, 2016, the Enviva, LP and a wholly owned subsidiary of the Hancock JV entered into a terminal services agreement pursuant to which wood pellets produced at our Sampson plant are transported by truck to the marine terminal in Wilmington, North Carolina (the "Wilmington terminal"), where they are received, stored and ultimately loaded onto oceangoing vessels for transport to our customers. During the year ended December 31, 2016, $0.4 million was expensed related to the terminal services and is included in cost of goods sold on the consolidated statements of operations. As of December 31 2016, an insignificant amount was included in related party payables related to the terminal services.

(14) Operating Leases

        The MSA fee charged by Enviva Holdings, LP to the Partnership includes rent related amounts for a noncancelable operating lease for office space in Maryland held by Enviva Holdings, LP. Rent expense was insignificant for the years ended December 31, 2016, 2015 and 2014.

        Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2016 are as follows:

2017	$2,807
2018	1,000
2019	80
2020	—
2021	—
Later years	—

Total future minimum lease payments	$3,887

(15) Income Taxes

        The Partnership's operations are organized as limited partnerships and entities that are disregarded entities for federal and state income tax purposes. As a result, the Partnership is not subject to U.S. federal and most state income taxes. The partners and unitholders of the Partnership are liable for these income taxes on their share of the Partnership's taxable income. Some states impose franchise and capital taxes on the Partnership. Such taxes are not material to the consolidated financial statements and have been included in other income (expense) as incurred.

        For fiscal year 2016, the only periods subject to examination for federal and state income tax returns are 2013 through 2016. The Partnership believes its income tax filing positions, including its status as a pass-through entity, would be sustained on audit and does not anticipate any adjustments

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(15) Income Taxes (Continued)

that would result in a material change to its consolidated balance sheet. Therefore, no reserves for uncertain tax positions, nor interest and penalties, have been recorded. For the years ended December 31, 2015 and 2014, no provision for federal or state income taxes has been recorded in the consolidated financial statements.

        The Partnership's consolidated financial statements include Enviva Finance Corp., which is a wholly-owned C corporation that was formed for the purpose of being the co-issuer of the Partnership's Senior Notes. There were no activities generated by Enviva Finance Corp. during 2016, therefore, no provision for federal or state income taxes has been recorded in the consolidated financial statements.

        The Partnership's consolidated statement of income for the year ended December 31, 2015, includes income tax expense of $2.7 million related to the activities of the Cottondale plant from the date of acquisition on January 5, 2015 through April 8, 2015. This amount is reflected as a capital contribution. During this period, Green Circle was a corporate subsidiary of the predecessor entity of Acquisition II. Green Circle, which is now Enviva Cottondale Acquisition I, LLC, and Acquisition II were each treated as a corporation for federal income tax purposes until April 7, 2015 and April 8, 2015, respectively. Prior to the contribution of Acquisition II to the Partnership on April 9, 2015, the financial results of the predecessor entity of each of Acquisition II and Green Circle were included in the consolidated federal income tax return of the tax paying entity, Acquisition I.

(16) Partners' Capital

        In connection with the closing of the IPO, the Partnership recapitalized the outstanding limited partner interests held by the sponsor into 405,138 common units and 11,905,138 subordinated units representing a 51.7% ownership interest in the Partnership as of the closing of the IPO. On December 11, 2015, the Partnership issued 942,023 common units to a wholly owned subsidiary of the sponsor in connection with the Southampton Drop-Down. In addition, the sponsor is the owner of the General Partner and the General Partner holds the IDRs.

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

Incentive Distribution Rights

        IDRs represent the right to receive increasing percentages (ranging from 15.0% to 50.0%) of quarterly distributions from operating surplus after distributions if amounts exceeding specified target distribution levels have been achieved. The General Partner currently holds the IDRs, but may transfer these rights at any time.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(16) Partners' Capital (Continued)

At-the-Market Offering Program

        On August 8, 2016, the Partnership filed a prospectus supplement to the shelf registration filed with the SEC on June 24, 2016, for the continuous offering of up to $100.0 million of common units, in amounts, at prices, and on terms to be determined by market conditions and other factors at the time of the offerings. In August 2016, the Partnership entered into an equity distribution agreement (the "Equity Distribution Agreement") with certain managers pursuant to which the Partnership may offer and sell common units from time to time through one or more of the managers, subject to the terms and conditions set forth in the Equity Distribution Agreement, of up to an aggregate sales amount of $100.0 million (the "ATM Program").

        During the year ended December 31, 2016, the Partnership sold 358,593 common units under the Equity Distribution Agreement for net proceeds of $9.3 million, net of $0.1 million of commissions. Deferred issuance costs of approximately $0.4 million, primarily consisting of legal, accounting and other fees, were offset against the proceeds. Net proceeds from sales under the ATM Program were used for general partnership purposes.

Sampson Drop-Down

        As partial consideration for the Sampson Drop-Down, the Partnership issued 1,098,415 common units at a price of $27.31 per unit, or $30.0 million of common units, to affiliates of John Hancock Life Insurance Company (see Note 4, Transactions Between Entities Under Common Control).

Cash Distributions

        The partnership agreement sets forth the calculation to be used to determine the amount of cash distributions that the common and subordinated unitholders and sponsor will receive.

        The following table details the cash distributions paid or declared per common unit for 2015 and 2016 (in millions, except per unit amounts):

Quarter Ended	Declaration Date	Record Date	Payment Date	Distribution Per Unit	Total Cash Distribution	Total Payment to General Partner for Incentive Distribution Rights
June 30, 2015	July 29, 2015	August 14, 2015	August 31, 2015	$0.2630	$6.3	$—
September 30, 2015	October 28, 2015	November 17, 2015	November 27, 2015	$0.4400	$10.5	$—
December 31, 2015	February 3, 2016	February 17, 2016	February 29, 2016	$0.4600	$11.4	$—
March 31, 2016	May 4, 2016	May 16, 2016	May 27, 2016	$0.5100	$12.6	$0.2
June 30, 2016	August 3, 2016	August 15, 2016	August 29, 2016	$0.5250	$13.0	$0.3
September 30, 2016	November 2, 2016	November 14, 2016	November 29, 2016	$0.5300	$13.3	$0.3
December 31, 2016	February 1, 2017	February 15, 2017	February 28, 2017	$0.5350	$14.1	$0.4

        For purposes of calculating the Partnership's earnings per unit under the two-class method, common units are treated as participating preferred units, and the subordinated units are treated as the residual equity interest, or common equity. IDRs are treated as participating securities.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(16) Partners' Capital (Continued)

        Distributions made in future periods based on the current period calculation of cash available for distribution are allocated to each class of equity that will receive the distribution. Any unpaid cumulative distributions are allocated to the appropriate class of equity.

        The Partnership determines the amount of cash available for distribution for each quarter in accordance with the partnership agreement. The amount to be distributed to common unitholders, subordinated unitholders and IDRs holders is based on the distribution waterfall set forth in the partnership agreement. Net earnings for the quarter are allocated to each class of partnership interest based on the distributions to be made. Additionally, if, during the subordination period, the Partnership does not have enough cash available to make the required minimum distribution to the common unitholders, the Partnership will allocate net earnings to the common unitholders based on the amount of distributions in arrears. When actual cash distributions are made based on distributions in arrears, those cash distributions will not be allocated to the common unitholders, as such earnings were allocated in previous quarters.

Accumulated Other Comprehensive Income

        Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, and gains and losses that under GAAP are included in comprehensive income but excluded from net income. The Partnership's other comprehensive income consists of unrealized gains and losses related to derivative instruments accounted for as cash flow hedges. There was no other comprehensive income for the year ended December 31, 2015.

        The following table presents the changes in accumulated other comprehensive income for year ended December 31, 2016:

Unrealized Losses on Derivative Instruments
Balance at December 31, 2015	$—
Net unrealized losses	(246)
Reclassification of net gains to net income	841

Accumulated other comprehensive income	$595

Noncontrolling Interests—Enviva Pellets Wiggins, LLC

        The Partnership has a controlling interest in Enviva Pellets Wiggins (formerly known as "Tomorrow's Energy, LLC"), a Mississippi limited liability company located in Stone County, Mississippi. The Partnership and the former owners of Tomorrow's Energy LLC each held 10.0 million Series B units in the joint venture. Enviva committed to invest up to $10.0 million in expansion and other capital for the plant in return for 10.0 million Series A units. Due to capital requirements, the Enviva Pellets Wiggins board of managers approved for Enviva to invest an additional $10.0 million in return for an additional 10.0 million Series A units and 10.0 million Series B units. At December 31,

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(16) Partners' Capital (Continued)

2016 and 2015, the Company held 20.0 million of the 30.0 million outstanding Series B units, which accounted for a 67% controlling interest.

        A prior owner who is currently a holder of an interest in Series B units of Enviva Pellets Wiggins owns 0.5 million Series A units which were acquired for a cash contribution of $0.5 million under an option granted as part of the initial acquisition. Board and voting control still resides with the Partnership.

        In December 2016, the Partnership executed an agreement to sell certain assets of Enviva Pellets Wiggins for consideration of $2.7 million with closing of the transaction scheduled for January 20, 2017. On January 20, 2017, the sale was cancelled upon breach by the buyer, and the Partnership ceased operations at the Wiggins plant (See Note 11, Assets Held for Sale).

Noncontrolling Interests—Hancock JV

        Sampson was a wholly-owned subsidiary of the Hancock JV prior to the Sampson Drop-Down. The Partnership's financial statements have been recast to include the financial results of Sampson as if the Sampson Drop-Down had occurred on May 15, 2013, the date Sampson was originally organized. The interests of the Hancock JV's third-party investors in Sampson for periods prior to the Drop-Down have been reflected as a non-controlling interest in the Partnership's financial statements. The Partnership's consolidated statements of operations for the years ended December 31, 2016, 2015, and 2014 include net losses of $3.3 million, $1.9 million and $0.1 million, respectively, attributable to the non-controlling interests in Sampson.

(17) Equity-Based Awards

Long-Term Incentive Plan

        The General Partner maintains the Enviva Partners, LP Long-Term Incentive Plan ("LTIP") for employees, consultants and directors of the General Partner and any of its affiliates that perform services for the Partnership. The LTIP provides for the grant, from time to time, at the discretion of the board of directors of the General Partner or a committee thereof, of unit options, unit appreciation rights, restricted units, phantom units, DERs, unit awards, and other unit-based awards. The LTIP limits the number of common units that may be delivered pursuant to awards under the plan to 2,738,182 common units. Common units subject to awards that are forfeited, cancelled, exercised, paid, or otherwise terminate or expire without the actual delivery of common units will be available for delivery pursuant to other awards. The common units under the LTIP will consist, in whole or in part, of common units acquired in the open market or from any affiliate or any other person, newly issued common units or any combination of the foregoing as determined by the Board of Directors of the General Partner or a committee thereof.

        During 2016 and 2015, the Board granted phantom units in tandem with corresponding DERs to employees of the Provider who provide services to the Partnership (the "Affiliate Grants"), and phantom units in tandem with corresponding DERs to certain non-employee directors of the General Partner (the "Director Grants"). The phantom units and corresponding DERs are subject to certain vesting and forfeiture provisions. Award recipients do not have all the rights of a unitholder with respect to the phantom units until the phantom units have vested and been settled. Awards of the

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(17) Equity-Based Awards (Continued)

phantom units are settled in common units within 60 days after the applicable vesting date. If a phantom unit award recipient experiences a termination of service under certain circumstances set forth in the applicable award agreement, the unvested phantom units and corresponding DERs are forfeited.

        A summary of the Affiliate Grants for the years ended December 31, 2016 and 2015 is set forth below:

	Phantom Units		Performance-Based Phantom Units		Total Affiliate Grant Phantom Units
	Units	Weighted Average Grant Date Fair Value (per unit)(1)	Units	Weighted Average Grant Date Fair Value (per unit)(1)	Units	Weighted Average Grant Date Fair Value (per unit)(1)
Nonvested December 31, 2014	—	$—	—	$—	—	$—
Granted	200,351	$20.62	81,803	$20.36	282,154	$20.54
Forfeitures	(12,230)	$21.26	—	$—	(12,230)	$21.26
Vested	—	$—	—	$—	—	$—

Nonvested December 31, 2015	188,121	$20.58	81,803	$20.36	269,924	$20.51
Granted	207,404	$18.32	174,045	$19.16	381,449	$18.71
Forfeitures	(49,372)	$19.93	(20,493)	$20.57	(69,865)	$20.11
Vested	—	$—	—	$—	—	$—

Nonvested December 31, 2016	346,153	$19.32	235,355	$19.46	581,508	$19.37

(1)
Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.

        Phantom units subject to the Affiliate Grants vest on the third anniversary of the grant date except for performance-based phantom units which vest on the achievement of specific performance milestones. The fair value of the Affiliate Grants was $7.1 million based on the market price per unit on the applicable date of grant. These units are accounted for as if they are distributed by the Partnership. The fair value of the Affiliate Grants is remeasured by the Provider at each reporting period until the award is settled. Compensation cost recorded each period will vary based on the change in the award's fair value. For awards with performance goals, the expense is accrued only if the performance goals are considered to be probable of occurring. The Provider recognizes unit-based compensation expense for the units awarded and a portion of that expense is allocated to the Partnership. The Provider allocates unit-based compensation expense to the Partnership in the same manner as other corporate expenses. The Partnership's portion of the unit-based compensation expense is included in general and administrative expenses. The Partnership recognized $3.1 million and $0.4 million of general and administrative expense associated with the Affiliate Grants during the years ended December 31, 2016 and 2015, respectively.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(17) Equity-Based Awards (Continued)

        A summary of the Director Grant unit awards subject to vesting for the years ended December 31, 2016 and 2015, is set forth below:

	Phantom Units		Performance-Based Phantom Units		Total Affiliate Grant Phantom Units
	Units	Weighted Average Grant Date Fair Value (per unit)(1)	Units	Weighted Average Grant Date Fair Value (per unit)(1)	Units	Weighted Average Grant Date Fair Value (per unit)(1)
Nonvested December 31, 2014	—	$—	—	$—	—	$—
Granted	14,112	$21.26	—	$—	14,112	$21.26
Forfeitures	—	$—	—	$—	—	$—
Vested	—	$—	—	$—	—	$—

Nonvested December 31, 2015	14,112	$21.26	—	$—	14,112	$21.26
Granted	17,724	$22.57	—	$—	17,724	$22.57
Forfeitures	—	$—	—	$—	—	$—
Vested	(14,112)	$21.26	—	$—	(14,112)	$21.26

Nonvested December 31, 2016	17,724	$22.57	—	$—	17,724	$22.57

(1)
Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.

        On May 4, 2016, the Director Grants that were nonvested at December 31, 2015 vested and common units were issued under the Director Grants. Director Grant phantom units valued at $0.4 million were granted May 4, 2016 and vest on the first anniversary of the grant date, May 4, 2017. For the year ended December 31, 2016, the Partnership recorded $0.4 million of compensation expense with respect to the Director Grants. For the year ended December 31, 2015, an insignificant amount of compensation expense with respect to the Director Grants was recorded.

        The DERs associated with the Affiliate Grants and the Director Grants subject to time-based vesting entitle the recipients to receive payments equal to any distributions made by the Partnership to the holders of common units within 60 days following the record date for such distributions. The DERs associated with the Affiliate Grants subject to performance-based vesting will remain outstanding and unpaid from the grant date until the earlier of the settlement or forfeiture of the related performance-based phantom units. Unpaid DER amounts related to the performance-based Affiliate Grants at December 31, 2016 were $0.4 million and included in accrued liabilities and $0.2 million and included in other long-term liabilities on the consolidated balance sheets. Unpaid DER amounts related to the performance-based Affiliate Grants at December 31, 2015 were insignificant. DER distributions are paid by an affiliate and were $0.7 million for the year ended December 31, 2016 and insignificant for the year ended December 31, 2015. At December 31, 2016, $0.4 million of DER distributions are included in related party accrued liabilities.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(18) Net Income per Limited Partner Unit

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

        The computation of net income (loss) per limited partner unit is a follows for the years ended December 31:

	2016	2015 (Recast)	2014 (Recast)
			(Predecessor)
	(in thousands, except per unit amounts)
Net income (loss)	$17,723	$19,460	$(3,391)
Less net loss attributable to noncontrolling partners' interests	3,654	1,899	215

Net income (loss) attributable to Enviva Partners, LP	$21,377	$21,359	$(3,176)

Less: Predecessor loss to May 4, 2015 (prior to IPO)	$—	$(2,132)	264
Less: Pre-acquisition income from April 10, 2015 to December 10, 2015 from operations of Southampton Drop-Down allocated to General Partner	—	6,264

Less: Pre-acquisition income from inception to December 13, 2016 from operations of Sampson Drop-Down allocated to General Partner	(3,231)	(1,815)	(3,440)

Enviva Partners, LP limited partners' interest in net income (loss)	$24,608	$19,042	$—

Less: Distributions declared on:
Common units	26,933	$14,282
Subordinated units	24,167	13,846
IDRs	1,077	—

Total distributions declared	52,177	28,128

Earnings less than distributions	$(27,569)	$(9,086)

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(18) Net Income per Limited Partner Unit (Continued)

        Basic and diluted net income (loss) per limited partner unit is a follows:

	Year Ended December 31, 2016
	Common Units	Subordinated Units	General Partner
	(in thousands)
Weighted average common units outstanding—basic	13,002	11,905	—
Effect of nonvested phantom units	557	—	—

Weighted average common units outstanding—diluted	13,559	11,905	—

	Year Ended December 31, 2016
	Common Units	Subordinated Units	General Partner	Total
	(in thousands, except per unit amounts)
Distributions declared	$26,933	$24,167	$1,077	$52,177
Earnings less than distributions	(14,531)	(13,038)	—	(27,569)

Net income attributable to partners	$12,402	$11,129	$1,077	$24,608

Weighted average units outstanding—basic	13,002	11,905
Weighted average units outstanding—diluted	13,559	11,905
Net income per limited partner unit—basic	$0.95	$0.93		$1.88
Net income per limited partner unit—diluted	$0.91	$0.93		$1.84

	Year Ended December 31, 2015 (Recast)
	Common Units	Subordinated Units	General Partner
	(in thousands, except per unit amounts)
Weighted average common units outstanding—basic	11,988	11,905	—
Effect of nonvested phantom units	270	—	—

Weighted average common units outstanding—diluted	12,258	11,905	—

	Year Ended December 31, 2015 (Recast)
	Common Units	Subordinated Units	General Partner	Total
	(in thousands, except per unit amounts)
Distributions declared	$14,282	$13,846	$—	$28,128
Earnings less than distributions	(4,721)	(4,365)	—	(9,086)

Net income attributable to partners	$9,561	$9,481	$—	$19,042

Weighted average units outstanding—basic			—
Weighted average units outstanding—diluted			—
Net income per limited partner unit—basic	$0.80	$0.80	$—	$1.60
Net income per limited partner unit—diluted	$0.79	$0.79	$—	$1.58

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(19) Commitments and Contingencies

Southampton Promissory Note

        In connection with the $1.5 million note issued for the Southampton land purchase, the Partnership received various incentives from the Industrial Development Authority of Southampton County, Virginia. The Partnership has commitments of investments in land, buildings and equipment, initial investment in machinery and tools, creation of full-time jobs, average annual compensation and an investment to extend natural gas service to the site. On February 24, 2014, the Partnership amended the performance agreement with Southampton County. Under the amended terms, the Partnership reduced its promissory note balance (see Note 12, Long-Term Debt and Capital Lease Obligations). As of December 31, 2016, the Partnership met the necessary requirements due through December 31, 2016 and expects to meet the remaining requirements. The Partnership has not recorded any provision for reimbursement in the financial statements.

(20) Subsequent Events

Assets Held for Sale

        On January 20, 2017, the Partnership terminated the purchase agreement for the sale of the Wiggins plant as a result of a breach by the buyer. Subsequently, the Partnership ceased operations but the Wiggins plant remains available for immediate sale (See Note 11, Assets Held for Sale).

At-the-Market Offering Program

        During 2017, the Partnership has sold approximately 63,577 common units under the Equity Distribution Agreement for net proceeds of $1.7 million.

Long-Term Incentive Plan

        On February 1, 2017, the Board granted 15,840 Director Grants and 370,686 Affiliate Grants in tandem with corresponding DERs. The Director Grants vest on the first anniversary of the grant date. Of the total Affiliate Grants, 266,662 phantom units vest on the third anniversary of the grant date and 104,024 phantom units vest on the performance of specific milestones. The fair value of the Director Grants and Affiliate Grants was $9.8 million based on the market price per unit on the date of the grant.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(21) Quarterly Financial Data (Unaudited)

        The following table presents the Partnership's unaudited quarterly financial data. This information has been prepared on a basis consistent with that of the Predecessor's audited consolidated financial statements and all necessary material adjustments, consisting of normal recurring accruals and adjustments, have been included to present fairly the unaudited quarterly financial data. As discussed in Note 1, Description of Business and Basis of Presentation, the consolidated financial statements for the periods prior to the Reorganization, the Southampton Drop-Down and Sampson Drop-Down have been retroactively recast. The quarterly information presented below has also been recast accordingly. The quarterly results of operations for these periods are not necessarily indicative of future results of operations. Basic and diluted earnings per unit are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per unit information may not equal annual basic and diluted earnings per unit.

For the Year Ended December 31, 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Recast)	(Recast)	(Recast)
Net revenue	$107,252	$119,709	$110,794	$126,521	$464,276
Gross margin	15,755	19,612	23,940	20,066	79,373
Net income (loss)	5,546	9,889	10,346	(8,058)	17,723
Enviva Partners, LP limited partners' interest in net income	7,494	12,053	13,033	(7,972)	24,608
Basic income per limited partner common unit	$0.30	$0.48	$0.51	$(0.34)	$0.95
Diluted income per limited partner common unit	$0.29	$0.47	$0.50	$(0.34)	$0.91
Basic income per limited partner subordinated unit	$0.30	$0.48	$0.51	$(0.32)	$0.93
Diluted income per limited partner subordinated unit	$0.29	$0.47	$0.50	$(0.32)	$0.93

For the Year Ended December 31, 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Recast)	(Recast)	(Recast)	(Recast)	(Recast)
Net revenue	$114,314	$109,659	$116,588	$116,813	$457,374
Gross margin	11,655	15,259	16,583	18,124	61,621
Net income	1,946	2,040	7,873	7,601	19,460
Enviva Partners, LP limited partners' interest in net income from May 4, 2015 to December 31, 2015		5,685	6,412	6,945	19,042
Basic income per limited partner common unit		$0.24	$0.27	$0.29	$0.80
Diluted income per limited partner common unit		$0.24	$0.27	$0.29	$0.79
Basic income per limited partner subordinated unit		$0.24	$0.27	$0.29	$0.80
Diluted income per limited partner subordinated unit		$0.24	$0.27	$0.29	$0.79

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Exchange Act) was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our General Partner. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2016, the end of the period covered by this Annual Report.

Internal Control over Financial Reporting

Management's Annual Report on Internal Control over Financial Reporting

        The management of our General Partner is responsible for establishing and maintaining adequate internal control over financial reporting for us as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision of, and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework in 2013, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management of our General Partner concluded that our internal control over financial reporting was effective as of December 31, 2016. This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for emerging growth companies.

Inherent Limitations on Effectiveness of Controls

        Control systems, no matter how well conceived and operated, are designed to provide a reasonable, but not an absolute, level of assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        As a result of owning our General Partner, our sponsor has the right to appoint all members of the board of directors of our General Partner. In evaluating director candidates, our sponsor will assess whether a candidate possesses the integrity, judgment, knowledge, experience, skill and expertise that are likely to enhance the board's ability to manage and direct our affairs and business, including, when applicable, to enhance the ability of committees of the board to fulfill their duties.

        The board of directors of our General Partner has ten directors, including four directors meeting the independence standards established by the NYSE and the Exchange Act. The board of directors met six times during 2016.

        All of the executive officers of our General Partner listed below allocate their time between managing the business and affairs of us and our sponsor. The amount of time that our executive officers devote to our business and the business of our sponsor varies in any given year based on a variety of factors. Our executive officers devote as much time to the management of our business as is necessary for the proper conduct of our business and affairs. However, our executive officers' fiduciary duties to our sponsor and other obligations may prevent them from devoting sufficient time to our business and affairs.

        We incur general and administrative costs related to our MSA with Enviva Management that cover the corporate salary and overhead expenses associated with our business. If the MSA were terminated without replacement, or our General Partner or its affiliates provided services outside of the scope of the MSA, our partnership agreement would require us to reimburse our General Partner and its affiliates, including our sponsor, for all expenses incurred and payments made on our behalf.

Executive Officers and Directors of Our General Partner

        The following table shows information for the executive officers and directors of our General Partner. As the owner of our General Partner, our sponsor appoints all members of the board of directors of our General Partner. Directors hold office until their successors have been appointed or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers are appointed by and serve at the discretion of the board. There are no family relationships among any of our directors or executive officers. One of our directors and all of our executive officers also serve as executive officers of our sponsor.

Name	Age	Position With Our General Partner
John K. Keppler	46	Chairman, President and Chief Executive Officer
Stephen F. Reeves	57	Executive Vice President and Chief Financial Officer
Thomas Meth	44	Executive Vice President, Sales and Marketing
William H. Schmidt, Jr.	44	Executive Vice President, General Counsel and Secretary
E. Royal Smith.	44	Executive Vice President, Operations
James P. Geraghty	39	Vice President and Controller
Raymond J. Kaszuba, III	38	Vice President and Treasurer
Ralph C. Alexander	61	Director
John C. Bumgarner, Jr.	74	Director
Robin J. A. Duggan	50	Director
Michael B. Hoffman	66	Director
Christopher B. Hunt	53	Director
William K. Reilly	77	Director
Gary L. Whitlock	67	Director
Carl L. Williams	40	Director
Janet S. Wong	58	Director

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

        Thomas Meth. Mr. Meth has served as Executive Vice President, Sales and Marketing of our General Partner since our inception in November 2013. He was also a co-founder of Intrinergy. Mr. Meth is responsible for our commercial customer relations as well as our marketing, sustainability, communications and public relations initiatives. Prior to Intrinergy, Mr. Meth was Head of Sales and Marketing in Europe, the Middle East and Africa for the Colfax Corporation from 2002 to 2004. From 1993 to 2000, Mr. Meth was the Director of Sales for Europay Austria, a consumer financial services company that offered MasterCard, Maestro and Electronic Purse services. Mr. Meth holds a bachelor of commerce from Vienna University of Economics and Business Administration in Austria as well as an MBA from The Darden Graduate School of Business Administration at The University of Virginia. Mr. Meth was an executive officer of Intrinergy Deutschland Management GmbH ("IDM") and Enviva Pellets GmbH and Co. KG ("EPD"), which were engaged in pellet manufacturing in Germany unrelated to our core business. Both entities filed for insolvency in Amtsgerichts Straubing, a district court located in Germany, in November 2010. Our predecessor distributed its indirect interests in IDM and EPD to our sponsor as part of the Reorganization.

        William H. Schmidt, Jr. Mr. Schmidt has served as Executive Vice President, General Counsel and Secretary of our General Partner since our inception in November 2013, and has served in the same capacity at our sponsor and Enviva, LP since March 2013. Mr. Schmidt is responsible for our and our sponsor's legal affairs and, as President of Enviva Development Holdings, LLC, for our sponsor's corporate development activities. Prior to joining us, Mr. Schmidt was the Senior Vice President and General Counsel of Buckeye GP LLC, the general partner of Buckeye Partners, L.P., a master limited partnership that owned and operated petroleum pipelines and terminals in the United States, marine terminals serving international petroleum markets, natural gas storage facilities, and a petroleum products marketing business. From November 2010 to February 2013, he was Vice President and General Counsel of Buckeye GP LLC and, from November 2007 to November 2010, he was Vice President, General Counsel and Secretary of Buckeye GP LLC. Prior to November 2007, Mr. Schmidt served as Vice President and General Counsel of Buckeye Pipe Line Services Company, an affiliate of Buckeye Partners, L.P., since February 2007 and as Associate General Counsel since September 2004. Mr. Schmidt also was the President of Lodi Gas Storage, L.L.C., a subsidiary of Buckeye Partners, L.P., from August 2009 to January 2012. Prior to joining Buckeye, Mr. Schmidt practiced law at Chadbourne & Parke LLP, an international law firm.

        E. Royal Smith. Mr. Smith has served as Executive Vice President, Operations of our General Partner, Enviva, LP and our sponsor since August 2016 and prior to that as Vice President, Operations since April 2014. Prior to joining Enviva, LP, he served as Director of Operations, NAA Division of Guilford Performance Textiles, a global textile manufacturing company, from March 2012 to July 2014. From August 2010 to March 2012, Mr. Smith also served as Director of Quality, NAA Division. Prior to joining Guilford, Mr. Smith worked as a Plant Manager at Pactiv, a food packaging manufacturer, from May 2009 to August 2010. Mr. Smith served as General Manager of a facility operated by United Plastics Group International from December 2005 to May 2009, after serving in other roles at the company from April 2002. From January 1999 to September 1999, he served as Production Supervisor of The General Motors Corporation, before serving as Mechanical Device/Tool and Die Supervisor from September 1999 to August 2000. Mr. Smith holds a B.S. in Mechanical Engineering from GMI Engineering and Management Institute.

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

        Ralph C. Alexander. Mr. Alexander has served as director on the board of directors of our General Partner since our inception in November 2013. Mr. Alexander has served as the President and CEO of Talen Energy since December 2016. He became affiliated with Riverstone Holdings LLC in September 2007. For nearly 25 years, Mr. Alexander served in various positions with subsidiaries and affiliates of BP plc, one of the world's largest oil and gas companies. From June 2004 until December 2006, he served as Chief Executive Officer of Innovene, BP's $20 billion olefins and derivatives subsidiary. From 2001 until June 2004, he served as Chief Executive Officer of BP's Gas, Power and Renewables and Solar segment and was a member of the BP group executive committee. Prior to that, Mr. Alexander served as a Group Vice President in BP's Exploration and Production segment and BP's Refinery and Marketing segment. He held responsibilities for various regions of the world, including North America, Russia, the Caspian, Africa, and Latin America. Prior to these positions, Mr. Alexander held various positions in the upstream, downstream and finance groups of BP. Mr. Alexander currently serves on the board of Talen Energy Corporation since June 2015. From December 2014 through December 2016, Mr. Alexander served on the board of EP Energy Corporation. He has previously served on the boards of Foster Wheeler, Stein Mart, Inc., Amyris and Anglo-American plc. In addition, Mr. Alexander is currently Chairman Emeritus of the Board of NYU School of Engineering and a Trustee for New York University. He holds an M.S. in Nuclear Engineering from Brooklyn Polytech (now NYU School of Engineering—Polytechnic) and an M.S. in Management Science from Stanford University.

        Carl L. Williams. Mr. Williams has served as a director on the board of directors of our General Partner since our inception in November 2013. Mr. Williams is a Managing Director at Riverstone. He also serves on the boards of a number of Riverstone portfolio companies and their affiliates. Prior to joining Riverstone in 2008, Mr. Williams was in the Global Natural Resources investment banking group at Goldman, Sachs & Co. from 2005 to 2008. While at Goldman, he focused on mergers and acquisitions and financing transactions in the power generation, alternative energy, oil and gas and refining industries. Prior to that, he held various positions in engineering and strategic sourcing with Lyondell Chemical Company, a supplier of raw materials and technology to the coatings industry, from 1999 to 2004. He received his MBA from Columbia Business School, and holds a B.S. in chemical engineering and a B.A. in economics and managerial studies from Rice University. We believe that Mr. Williams' extensive experience in, and knowledge of, each of the finance and energy sectors enable him to provide essential guidance to the board of directors of our General Partner and our management team.

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

        John C. Bumgarner, Jr. Mr. Bumgarner has served as a director on the board of directors of our General Partner since April 2015. Mr. Bumgarner has been engaged in private investment since November 2002, and currently assists in operating a family-owned, multi-faceted real estate company. Mr. Bumgarner previously served as Co-Chief Operating Officer and President of Strategic Investments for Williams Communications Group, Inc., a high technology company, from May 2001 to November 2002. Williams Communications Group, Inc. filed a Plan of Reorganization with the U.S. Bankruptcy Court in August 2002. Mr. Bumgarner joined The Williams Companies, Inc., in 1977 and, prior to working at Williams Communications Group, Inc., served as Senior Vice President of Williams Companies Corporate Development and Planning, President of Williams International Company and President of Williams Real Estate Company. He most recently served as a director of Energy Partners, Ltd., an oil and natural gas exploration and production company, from January 2000 to February 2009, and at Market Planning Solutions Inc. from February 1982 until April 2011. Energy Partners, Ltd. filed a Plan of Reorganization with the U. S. Bankruptcy Court in May 2009. Mr. Bumgarner holds a B.S. from the University of Kansas and an M.B.A. from Stanford University. Mr. Bumgarner's substantial experience as an executive at a conglomerate and as a director on boards of public and private companies engaged in a variety of industries provide him with unique insight that is particularly helpful and valuable to the board of directors of our General Partner.

        William K. Reilly. Mr. Reilly has served as a director on the board of directors of our General Partner since April 2015. Mr. Reilly served as Administrator of the U.S. Environmental Protection Agency from 1989 to 1993. From October 1997 to December 2009, Mr. Reilly served as President and Chief Executive Officer of Aqua International Partners, an investment group which finances water improvements in emerging markets. He also served as Senior Advisor to TPG Capital from September 1994 to December 2016. In 2010, Mr. Reilly was appointed by President Obama as co-chair of the National Commission on the BP Deepwater Horizon Oil Spill and Offshore Drilling. He currently serves on the board of directors of Royal Caribbean Cruises Ltd. and as a director of the National Geographic Education Foundation. Mr. Reilly served as a director of Conoco Inc. from 1998 until its merger with Phillips Petroleum Company in 2002, and thereafter served as a director of ConocoPhillips until May 2013. From 1993 until April 2012, Mr. Reilly also served on the board of directors of E.I. duPont de Nemours and Company. He has also previously served as the first Payne Visiting Professor at Stanford University, President of the World Wildlife Fund and President of The Conservation Foundation. He is Chairman Emeritus of the World Wildlife Fund and Chairman of the Nicholas Institute for Environmental Policy Solutions at Duke University. Mr. Reilly's extensive environmental regulatory experience and his service on various other boards make him well qualified to serve as a member of the board of directors of our General Partner, and allow him to provide unique and valuable perspective on matters critical to our operations.

        Janet S. Wong. Ms. Wong has served as a director on the board of directors of our General Partner since April 2015. Since January 2013, Ms. Wong has served as an Executive Advisor for Ascend, a non-profit professional organization that enables its members, corporate partners and the community to realize the leadership potential of Pan-Asians in global corporations. At Ascend, Ms. Wong has been a co-developer and instructor for its Executive Insight courses. In 2015, Ms. Wong was elected to serve on the Audit Committee for the American Heart Association as well as the Budget Review Subcommittee. In addition, she serves on the Louisiana Tech University Foundation Board and Chairman of the College of Business Advisory Board. Ms. Wong served as a Partner at Grant Thornton LLP from August 2008 through July 2012, where she was the Central Region Corporate and Partnership Services Lead Partner. In 2008, Ms. Wong retired from the partnership of KPMG, culminating a career with the global firm from 1985 through 2008, where she served as a National Industry Practice Lead Partner. Ms. Wong has extensive experience working with clients in the consumer markets, energy, financial services, manufacturing, and technology sectors. She is a Certified Public Accountant. She holds a Master of Professional Accountancy from Louisiana Tech University and a Master of Taxation from Golden Gate University. We believe Ms. Wong's audit expertise and her professional and leadership experience enable her to provide essential guidance to the board of directors of our General Partner and our management team.

        Christopher B. Hunt. Mr. Hunt has served as a director on the board of directors of our General Partner since April 2016. Mr. Hunt is a managing director of Riverstone and joined Riverstone in 2008. In addition to serving on the boards of a number of Riverstone portfolio companies and their affiliates, he also currently serves on the board of directors of NTR Plc. Prior to joining Riverstone, Mr. Hunt ran international power development and generation businesses for BP plc and Enron Corporation. Mr. Hunt received his BA from Wesleyan University and his MBA from Columbia University. He has also completed various post-graduate programs at Harvard University, Stanford University, the Massachusetts Institute of Technology and Oxford University. Mr. Hunt brings extensive experience in the renewable energy, conventional power and natural gas industries to the board of directors of our General Partner.

        Gary L. Whitlock. Mr. Whitlock has served as a director on the board of directors of our General Partner since April 2016. Mr. Whitlock served as Executive Vice President and Chief Financial Officer of CenterPoint Energy, Inc. ("CenterPoint") from September 2002 until April 2015. From April 2015 until his retirement on October 1, 2015, he served as Special Advisor to the Chief Executive Officer of CenterPoint. While at CenterPoint, Mr. Whitlock was responsible for accounting, treasury, risk management, tax, strategic planning, business development, emerging businesses and investor relations. From July 2001 to September 2002, Mr. Whitlock served as Executive Vice President and Chief Financial Officer of the Delivery Group of Reliant Energy, Incorporated ("Reliant"). Prior to joining Reliant, Mr. Whitlock served as Vice President of Finance and Chief Financial Officer of Dow AgroSciences LLC, a subsidiary of The Dow Chemical Company ("Dow"), from 1998 to 2001. He began his career with Dow in 1972, where he held a number of financial leadership positions, both in the United States and globally. While at Dow, Mr. Whitlock served on the boards of directors of various Dow entities. Mr. Whitlock is a Certified Public Accountant and received a BBA in accounting from Sam Houston State University in 1972. He has previously served on the board of directors of Texas Genco Holdings, Inc., the board of directors of the general partner of Enable Midstream Partners, LP from March 2013 to August 2015, the board of directors of KiOR, Inc. from December 2010 to June 2015, the board of directors of CHI St. Luke's Health System, The Woodlands, and the Leadership Cabinet of Texas Children's Hospital. Mr. Whitlock brings extensive experience in public company financial management and reporting to the board of directors of our General Partner.

Director Independence

        The board of directors of our General Partner has four independent directors: John C. Bumgarner, Jr., William K. Reilly, Gary L. Whitlock and Janet S. Wong. The NYSE does not require a publicly traded partnership such as ours to have a majority of independent directors on the board or to establish a compensation committee or a nominating committee. However, our General Partner is required to have an audit committee of at least three members, and all its members are required to meet the independence and experience standards established by the NYSE and the Exchange Act.

Committees of the Board of Directors

        The board of directors of our General Partner has three standing committees: an audit committee, a compensation committee and a health, safety, sustainability and environmental committee. The board of directors of our General Partner may also form a conflicts committee from time to time. Due to the related-party nature of the Sampson Drop-Down, the board of directors of our General Partner formed a conflicts committee comprised solely of independent directors to evaluate the Sampson Drop-Down.

Audit Committee

        We are required to have an audit committee of at least three members, and all the members of the audit committee are required to meet the independence and experience standards established by the NYSE and the Exchange Act. Mr. Bumgarner, Ms. Wong and Mr. Whitlock currently serve as members of the audit committee. The board determined that all members of the audit committee are financially literate and are "independent" under the standards of the NYSE and SEC regulations currently in effect. SEC rules also require that a public company disclose whether or not its audit committee has an "audit committee financial expert" as a member. An "audit committee financial expert" is defined as a person who, based on his or her experience, possesses the attributes defined by Regulation S-K Item 407(d)(s)(ii). The board of directors of our General Partner believes Ms. Wong satisfies the definition of "audit committee financial expert."

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

Conflicts Committee

        Our General Partner's board of directors may, from time to time, establish a conflicts committee to which the board will appoint at least one director and which may be asked to review specific matters that the board believes may involve conflicts of interest and determines to submit to the conflicts committee for review. The conflicts committee determines if the resolution of the conflict of interest is adverse to the interest of the partnership. The members of the conflicts committee may not be officers or employees of our General Partner or directors, officers or employees of its affiliates, including our sponsor, and must meet the independence standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors, along with other requirements in our partnership agreement. Any matters approved by the conflicts committee will be conclusively deemed to be approved by us and all of our partners and not a breach by our General Partner of any duties it may owe us or our unitholders. Due to the related-party nature of the Sampson Drop-Down, the board of directors of our General Partner formed a conflicts committee comprised of Mr. Bumgarner, Mr. Whitlock and Ms. Wong to evaluate the Sampson Drop-Down.

Compensation Committee

        As a limited partnership listed on the NYSE, we are not required to have a compensation committee. However, in connection with our IPO, the board of directors of our General Partner established a compensation committee consisting of Mr. Alexander, Mr. Bumgarner and Mr. Hoffman to, among other things, administer our long-term incentive plan and establish and review general policies related to, and determine and approve, or make recommendations to the board with respect to, the compensation and benefits of the non-employee members of the board.

Health, Safety, Sustainability and Environmental Committee

        In connection with our IPO, the board of directors of our General Partner formed a Health, Safety, Sustainability and Environmental Committee (the "HSSE committee") consisting of Mr. Duggan and Mr. Reilly. The HSSE committee assists the board of directors of our General Partner in fulfilling its oversight responsibilities with respect to the board's and our continuing commitment to (i) ensuring the safety of our employees and the public and assuring that our businesses and facilities are operated and maintained in a safe and environmentally sound manner, (ii) sustainability, including sustainable forestry practices, (iii) delivering environmental benefits to our customers, the forests from which we source our wood fiber and the communities in which we operate and (iv) minimizing the impact of our operations on the environment. The HSSE committee reviews and oversees our health, safety, sustainability and environmental policies, programs, issues and initiatives, reviews associated risks that affect or could affect us, our employees and the public and ensures proper management of those risks and reports to the board on health, safety, sustainability and environmental matters affecting us, our employees and the public. The members of the HSSE committee are non-employee directors of our General Partner.

Executive Sessions of Non-Management Directors

        The board of directors of our General Partner holds regular executive sessions in which the non-management directors meet without any members of management present. The purpose of these executive sessions is to promote open and candid discussion among the non-management directors. In the event that the non-management directors include directors who are not independent under the listing requirements of the NYSE, then at least once a year, there will be an executive session including only independent directors. The director who presides at these meetings is John C. Bumgarner, Jr. Unitholders and any other interested parties may also communicate directly with the presiding director or with the non-management directors as a group, by mail addressed to:

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

        Based solely upon our review of copies of filings or written representations from the reporting persons, we believe that, for the year ended December 31, 2016, Enviva Holdings, LP filed, on a timely basis, all reports on Form 4 required to be filed under Section 16(a) of the Exchange Act.

ITEM 11.    EXECUTIVE COMPENSATION

        Neither we nor our General Partner have any employees. All of our executive officers are currently employed by Enviva Management.

        We are providing compensation disclosure that satisfies the requirements applicable to emerging growth companies. For 2016, we determined our named executive officers ("Named Executive Officers" or "NEOs") to be:

  •
  John K. Keppler, Chairman of the Board of Directors, President and Chief Executive Officer,

  •
  Stephen F. Reeves, Executive Vice President and Chief Financial Officer, and

  •
  E. Royal Smith, Executive Vice President, Operations.

        The executive officers of our General Partner split their time between managing our business and the other businesses of our sponsor that are unrelated to us. Except with respect to awards that may be granted under the LTIP, all responsibility and authority for compensation-related decisions for the NEOs remains with Enviva Management and its affiliates, and such decisions are not subject to any approval by us, our General Partner's board of directors or any committees thereof. Other than awards that may be granted under the LTIP, Enviva Management and its affiliates have the ultimate decision-making authority with respect to the total compensation of our executive officers and employees.

        The compensation disclosed below with respect to the NEOs reflects only the portion of compensation expense that is allocated to us pursuant to the MSA among us, our General Partner and Enviva Management. For more information about the MSA, please read Item 13. "Certain Relationships and Related Transactions, and Director Independence—Other Transactions with Related Persons—Management Services Agreement."

        The disclosures below relating to cash compensation paid by Enviva Management are based on information provided to us by Enviva Management. With the exception of the grants made under the LTIP, the elements of compensation discussed below are not subject to approvals by the board of directors of our General Partner or any of its committees.

SUMMARY COMPENSATION TABLE

        The table below sets forth the annual compensation expensed by us for our Named Executive Officers for the fiscal year ended December 31, 2016. As noted above, the amounts included in the table below reflect only the portion of compensation expense that is allocated to us pursuant to the MSA.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Unit Awards(2)	All Other Compensation(3)	Total ($)
John K. Keppler	2016	$212,913	$433,350	$440,998	$—	$1,087,261
(Chairman of the Board of	2015	$210,615	$260,000	$400,007	—	$870,622
Directors, President and Chief
Executive Officer)
Stephen F. Reeves	2016	$250,075	$243,875	$376,342	$5,168	$875,460
(Executive Vice President and	2015	$244,133	$278,600	$299,247	$8,400	$830,380
Chief Financial Officer)
E. Royal Smith	2016	$253,758	$261,900	$146,881	$6,600	$669,139
(Executive Vice President,	2015	$237,434	$210,600	$161,988	$—	$610,022
Operations)

(1)
Pursuant to the Enviva Management Annual Incentive Compensation Plan, bonus compensation for fiscal 2016 represents the aggregate amount of the annual discretionary cash bonuses paid to each Named Executive Officer.

(2)
The amounts reflected in this column represent the grant date fair value of phantom units (which include tandem distribution equivalent rights ("DERs")) granted to the NEOs pursuant to the LTIP, computed in accordance with Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") Topic 718. The grant date fair value for time-based phantom unit awards is based on the closing price of our common units, which was (i) $18.19 per unit for awards granted on February 3, 2016 with respect to the 2016 fiscal year and (ii) $21.26 per unit for awards granted on May 4, 2015 with respect to the 2015 fiscal year. The grant date fair value of performance-based phantom unit awards is reported based on the probable outcome of the performance conditions on the grant date. The value of the performance-based phantom unit awards granted in 2016, assuming achievement of the maximum performance level, was (i) $440,998 for Mr. Keppler, (ii) $376,342 for Mr. Reeves; and (iii) $146,881 for Mr. Smith. The value of the performance-based phantom unit awards granted in 2015, assuming achievement of the maximum performance level, was (i) $400,007 for Mr. Keppler, (ii) $299,247 for Mr. Reeves and (iii) $161,988 for Mr. Smith. See Note 15, Equity-Based Awards, to our consolidated financial statements for additional detail regarding assumptions underlying the value of these awards.

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

Phantom Unit Awards

        On February 3, 2016, the board of directors of our General Partner granted phantom units under the LTIP to each of our Named Executive Officers. One-half of these awards are subject to time-based vesting conditions ("time-based phantom units") and will become vested on the third anniversary of the grant date so long as the applicable Named Executive Officer remains continuously employed by Enviva Management or one of our affiliates from the grant date through the applicable vesting date. The other half of these awards vest based on the achievement of specific performance metrics ("performance-based phantom units"). Vested phantom units (less any phantom units withheld to satisfy applicable tax withholding obligations) will be settled through the issuance of common units within 60 days following the applicable vesting date. While a Named Executive Officer holds unvested phantom units, he is entitled to receive DER credits equal to the amount of cash distributions paid in respect of a common unit of the Partnership. The DERs included with performance-based phantom units are paid in cash within 60 days following the vesting of the associated phantom units (and are forfeited at the same time the associated phantom units are forfeited). The DERs included with time-based phantom units are paid in cash within 60 days following a cash distribution with respect to our common units. The potential acceleration and forfeiture events relating to these phantom units are described in greater detail under "—Potential Payments Upon Termination or a Change of Control" below.

Employment Agreements

        Each of our NEOs is a party to an employment agreement with Enviva Management. We refer to these employment agreements herein collectively as the "Employment Agreements." Mr. Keppler's Employment Agreement has a three-year initial term, Mr. Reeves's Employment Agreement has a two-year initial term and Mr. Smith's Employment Agreement has a one-year initial term. Each Employment Agreement's initial term automatically renews annually for successive 12-month periods unless either party provides written notice of non-renewal at least 60 days prior to a renewal date. The Employment Agreements of Messrs. Keppler, Smith and Reeves were each amended and restated as of December 1, 2016, August 19, 2016 and May 29, 2015, respectively. Under the Employment Agreements, our NEOs are each entitled to an annualized base salary and are eligible for discretionary annual bonuses based on performance targets established annually by the board of directors of the general partner of our sponsor or a committee thereof, in its sole discretion. Mr. Keppler's, Mr. Reeves' and Mr. Smith's Employment Agreements provided that each such annual bonus would have a target value of not less than 150% (in the case of Mr. Keppler), 90% (in the case of Mr. Reeves) or 75% (in the case of Mr. Smith) of the applicable NEO's annualized base salary. The Employment Agreements also provide that the NEOs will be eligible to receive annual awards based upon our common units under the LTIP. For fiscal year 2016, the Employment Agreements provided that such annual LTIP awards would have target values equal to 210%, 150% and 60% of the annualized base salary of Messrs. Keppler, Reeves and Smith, respectively, as in effect of the first day of the 2016 fiscal year. Pursuant to Mr. Keppler's amended and restated Employment Agreement, effective for 2017, the target value of Mr. Keppler's LTIP awards increased from 210% to 250% of his annualized base salary in effect on January 1, 2017. In addition, pursuant to Mr. Smith's amended and restated Employment Agreement, effective for 2017, the target value of Mr. Smith's LTIP awards increased from 60% to 100% of his annualized base salary in effect on January 1, 2017. As discussed below under "—Potential Payments Upon Termination or a Change in Control," the Employment Agreements also provide for certain severance payments in the event an NEO's employment is terminated under certain circumstances.

OUTSTANDING EQUITY AWARDS AT 2016 FISCAL YEAR-END

        The following table reflects information regarding outstanding equity-based awards held by our Named Executive Officers as of December 31, 2016.

	Option Awards(1)						Unit Awards(7)
Name	Number of Securities Underlying Unexercised Options Unexercisable (#)(2)	Number of Securities Underlying Unexercised Options Exercisable (#)(3)	Option Exercise Price ($)		Option Expiration Date ($)		Number of Units That Have Not Vested(#)(6)	Market Value of Units That Have Not Vested($)(7)	Equity Incentive Plan Awards: Number of Unearned Performance- based Units That Have Not Vested(#)	Equity Incentive Plan Awards: Market Value of Unearned Units That Have Not Vested($)(8)
John K. Keppler
Class C-1 Units	—	232,941	N/A	(5)	N/A	(5)
Class C-2 Units	—	666,000	N/A	(5)	N/A	(5)
Class E-1 Units	—	275,000	N/A	(5)	N/A	(5)
Phantom Units							43,059	$1,153,981	21,530	$576,991
Stephen F. Reeves
Class C-2 Units	—	200,000	N/A	(5)	N/A	(5)
Class E-1 Units	—	225,000	N/A	(5)	N/A	(5)
Phantom Units							25,969	$695,969	12,985	$347,985
E. Royal Smith
Class C-4 Units(4)	43,750	131,250	N/A	(5)	N/A	(5)
Class E-1 Units(4)	6,250	18,750	N/A	(5)	N/A	(5)
Phantom Units							8,719	$233,669	4,360	$116,848

(1)
The equity awards that are disclosed in this Outstanding Equity Awards at 2016 Fiscal Year-End table under Option Awards are incentive units in Enviva Holdings, LP ("Holdings") that are intended to constitute profits interests for federal tax purposes rather than traditional option awards.

(2)
Awards reflected as "Unexercisable" are Holdings incentive units that have not yet become vested.

(3)
Awards reflected as "Exercisable" are Holdings incentive units that have become vested, but have not yet been settled.

(4)
The remaining unvested Holdings incentive units reflected in this row will become vested on July 25, 2017 so long as Mr. Smith remains continuously employed by Enviva Management or one of our affiliates through such date.

(5)
These equity awards are not traditional options and, therefore, there is no exercise price or expiration date associated with them.

(6)
The phantom units subject to time-based vesting conditions will vest on (i) February 3, 2019 with respect to awards granted in 2016 and (ii) May 4, 2018 with respect to awards granted in 2015, each so long as the applicable Named Executive Officer remains continuously employed by Enviva Management or one of our affiliates from the grant date through such vesting date.

(7)
The amounts reflected in this column represent the market value of our common units underlying the phantom unit awards granted to the Named Executive Officers, computed based on the closing price of our common units on December 31, 2016, which was $26.80 per unit.

(8)
The values reported in this column are calculated by multiplying the market value of our common units on December 31, 2016 ($26.80) by the number of common units that would be earned if the threshold (rather than target) performance targets were met for those awards. The actual payout values may increase or decrease based upon the value of our common units and the settlement requirements set forth in the award agreements.

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

Potential Payments Upon Termination or a Change in Control

        Under the Employment Agreements, if the applicable NEO's employment is terminated without "cause," by the applicable NEO for "good reason" or due to the applicable NEO's "disability," then so long as the applicable NEO executes (and does not revoke within the time provided to do so) a release in a form satisfactory to Enviva Management within the time period specified in the Employment Agreements, such NEO will receive the following severance benefits: (i) in the case of Mr. Keppler, a severance payment (generally payable in installments) in an aggregate amount equal to 1.5 (or, if such termination occurs within 12 months following a "change in control," 2.0) times the sum of his annualized based salary and target annual bonus as in effect on the date of such termination; (ii) in the case of Messrs. Reeves and Smith, a severance payment (generally payable in installments) in an aggregate amount equal to the sum of his annualized based salary and target annual bonus as in effect on the date of such termination; (iii) full vesting of outstanding awards under our LTIP (which vesting for awards that include a performance requirement (other than continued service) will be based on (1) actual performance if such termination occurs within the six-month period preceding to the expiration of the performance period or (2) target performance if such termination occurs at any other time during the performance period); and (iv) monthly reimbursement for the amount the NEO pays for continuation coverage under the employer's group health plans for up to 12 months following such termination (or, in the case of Mr. Keppler, up to 18 months following such termination, plus Mr. Keppler would be entitled to an additional cash payment equal to six times his monthly premium for such coverage in the event his employment terminates within 12 months following a change in control and he has not obtained coverage under a group health plan sponsored by another employer within the time period specified in his Employment Agreement).

        Under the Employment Agreements, "cause" means the applicable NEO's: (i) material breach of any policy established by Enviva Management or its affiliates that pertains to drug and/or alcohol abuse (or health and safety in the case of Mr. Keppler) and is applicable to the NEO; (ii) engaging in acts of disloyalty to the employer or its affiliates, including fraud, embezzlement, theft, commission of a felony, or proven dishonesty; or (iii) willful misconduct in the performance of, or willful failure to perform a material function of, the NEO's duties under the Employment Agreement. In addition, "good reason," for purposes of the Employment Agreements, means, without the applicable NEO's consent and subject to certain notice and cure periods, (w) the material diminution in such NEO's authority, duties, title or responsibilities, (x) the material diminution in such NEO's annualized base salary, minimum target annual bonus opportunity or target annual long-term incentive award, (y) the relocation of the geographic location of such NEO's principal place of employment by more than 100 miles from the location of his principal place of employment as of the effective date of the Employment Agreement or (z) the employer's delivery of a written notice of non-renewal of the Employment Agreement. "Disability" is defined for purposes of the Employment Agreements as existing if the applicable NEO is unable to perform the essential functions of his position, with reasonable accommodation, due to an illness or physical or mental impairment or other incapacity that continues for a period in excess of 90 days, whether consecutive or not, in any period of 365 consecutive days. The determination of a disability will be made by the employer after obtaining an opinion from a doctor selected by the employer. A "change in control" is defined in Mr. Keppler's Employment Agreement as (1) the sale or disposal by Holdings of all or substantially all of its assets to any person other than an affiliate of Holdings, (2) the merger or consolidation of Holdings with or into another entity (other than a merger or consolidation in which unitholders in Holdings immediately prior to such transaction retain a greater than 50% equity interest in the surviving entity), (3) the failure of the Riverstone Funds and its affiliates to possess the power to direct the management and policies of Holdings, or (4) (A) the sale of all or substantially all of our assets to any person other than one of our affiliates, (B) our merger or consolidation with or into another entity (other than a merger or consolidation in which our unitholders immediately prior to such transaction retain a greater than 50% equity interest in the surviving entity), or (C) the failure of the Riverstone Funds and its affiliates to possess the power to direct our management and policies.

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

Director Compensation

        Officers or employees of our predecessor or our sponsor or its affiliates who also serve as directors of our General Partner do not receive additional compensation for such service. Directors of our General Partner who are not also officers or employees of our predecessor or our sponsor or its affiliates ("independent directors") receive compensation for their service on our General Partner's board of directors and committees thereof consisting of an annual retainer of $75,000, an additional annual retainer of $15,000 for service as the chair of any standing committee, an additional payment of $1,500 each time such independent director attends a board or committee meeting, and one or more awards under the LTIP relating to our common units that, in the aggregate, result in approximately $100,000 of annual compensation (based on the value of our common units on the date of grant of such awards). As compensation for service on the Conflicts Committee, established by the board of directors of our General Partner to evaluate the Sampson Drop-Down, each Conflicts Committee Director was paid a fee of $1,500 per meeting of the Conflicts Committee and Mr. Bumgarner, as Chairman was paid a flat fee of $25,000, which fee was in addition to the per meeting fee payable to the Chairman. Until the earlier of (i) four years after an independent director is appointed to the board of directors of our General Partner or (ii) the date on which such independent director first holds an amount of our common units with an aggregate value equal to at least $250,000, one-half of all annual retainers and payments for attending board or committee meetings are paid to such independent director in the form of common units pursuant to the LTIP and the remainder are paid in cash. Each non-employee director is reimbursed for out-of-pocket expenses incurred in connection with attending board and committee meetings. Each director will be fully indemnified by us for actions associated with serving as a director to the fullest extent permitted under Delaware law.

        The following table provides information concerning the compensation of our non-employee directors for the fiscal year ended December 31, 2016.

Name	Fees Earned or Paid in Cash ($)(1)	Common Unit Awards ($)(2)	Phantom Unit Awards ($)(3)	Total ($)
John C. Bumgarner, Jr.	$146,500	$—	$100,008	$246,508
William K. Reilly	$54,750	$54,996	$100,008	$209,754
Gary L. Whitlock(4)	$23,250	$23,263	$100,008	$146,521
Janet S. Wong	$61,500	$61,781	$100,008	$223,289

(1)
Includes annual cash retainer fee and committee chair fees for each independent director during fiscal 2016, as more fully explained above.

(2)
Reflects the aggregate grant date fair value of common units granted to the independent directors pursuant to the LTIP, as part of the compensation paid to independent directors who do not hold common units with an aggregate value equal to at least $250,000.

(3)
Reflects the aggregate grant date fair value of phantom units (which include tandem DERs) granted to the independent directors pursuant to the LTIP, computed in accordance with FASB ASC Topic 718. See Note 15, Equity-Based Awards, to our consolidated financial statements on Form 10-K for the year ended December 31, 2016 for additional detail regarding assumptions underlying the value of these equity awards. The grant date fair value for the phantom unit awards is based on the closing price of our common units on the grant date of May 4, 2016, which was $22.57 per unit. Each independent director's phantom unit awards will become vested in full on May 4, 2017, in each case, so long as the director continues to serve on the board of directors of our General Partner through such date.

(4)
Mr. Whitlock was appointed as an independent director of our General Partner on April 27, 2016. As such, annual cash retainer fees and grant date fair values of phantom unit awards for Mr. Whitlock reflect only partial-year service on the board of directors of our General Partner.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth the beneficial ownership of common units and subordinated units of Enviva Partners, LP as of February 15, 2017 held by:

  •
  beneficial owners of 5% or more of our common units;

  •
  each director and named executive officer; and

  •
  all of our directors and executive officers as a group.

        Unless otherwise noted, the address for each beneficial owner listed below is 7200 Wisconsin Ave., Suite 1000, Bethesda, MD 20814.

Name of Beneficial Owner	Common Units Beneficially Owned(1)	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Common and Subordinated Units Beneficially Owned
Enviva Holdings, LP(2)(3)(4)	1,347,161	9.4%	11,905,138	100%	50.4%
Enviva Partners GP, LLC	—	—%	—	—	—%
John Hancock Life Insurance Company(5)	1,098,415	7.6%	—	—	4.2%
Goldman Sachs Asset Management(6)	960,917	6.7%	—	—	3.7%
ClearBridge Investments, LLC(7)	663,050	4.6%	—	—	2.5%
FS Global Credit Opportunities Fund(8)	656,974	4.6%	—	—	2.5%
John K. Keppler	—	—%	—	—	—%
Stephen F. Reeves	1,250	*	—	—	* %
E. Royal Smith	—	—%	—	—	—%
Ralph C. Alexander	—	—%	—	—	—%
John C. Bumgarner, Jr.(9)	170,632	1.2%	—	—	* %
Robin J. A. Duggan	—	—%	—	—	—%
Michael B. Hoffman	—	—%	—	—	—%
Christopher Hunt	—	—%	—	—	—%
William K. Reilly	9,253	*	—	—	* %
Gary L. Whitlock	1,516	*	—	—	* %
Carl L. Williams	—	—%	—	—	—%
Janet S. Wong	12,336	*	—	—	* %
All directors and executive officers as a group (15 persons)	196,987	1.4%	—	—	* %

*
Less than 1% of common units outstanding.

(1)
This column does not include phantom units granted to our directors and officers pursuant to the LTIP.

(2)
Of this aggregate amount beneficially owned, (i) Enviva Development Holdings, LLC, a wholly owned subsidiary of Enviva Holdings, LP, has shared voting power over 942,023 common units and shared dispositive power over 942,023 common units, (ii) Enviva Holdings, LP has shared voting power over 1,347,161 common units and shared dispositive power over 1,347,161 common units, (iii) Enviva Holdings GP, LLC has shared voting power over 1,347,161 common units and shared dispositive power over 1,347,161 common units, (iv) R/C Wood Pellet Investment Partnership, L.P.

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

(3)
R/C Renewable Energy GP II, L.L.C is the general partner of Riverstone/Carlyle Renewable Energy Partners II, L.P., which is the general partner of R/C Wood Pellet Investment Partnership, L.P., which is the sole member of Enviva Holdings GP, LLC, which is the general partner of Enviva Holdings, LP, which is the sole member of Enviva MLP Holdco, LLC and Enviva Cottondale Acquisition I, LLC. R/C Renewable Energy GP II, L.L.C. is managed by a six-person investment committee. Pierre F. Lapeyre, Jr., David M. Leuschen, Ralph C. Alexander, Michael B. Hoffman, Daniel A. D'Aniello and Edward J. Mathias are the members of the investment committee of R/C Renewable Energy GP II, L.L.C.

(4)
The address for each of R/C Renewable Energy GP II, L.L.C., Riverstone/Carlyle Renewable Energy Partners II, L.P. and R/C Wood Pellet Investment Partnership, L.P. is c/o Riverstone Holdings, LLC, 712 Fifth Avenue, 36th Floor, New York, New York 10019.

(5)
John Hancock Life Insurance Company (U.S.A.) has indicated that it intends to file a Schedule 13G shortly after the filing of this Annual Report on Form 10-K to report beneficial ownership of 1,098,415 common units, of which 1,003,951 are held by John Hancock Life Insurance Company (U.S.A.) and 94,464 are held by John Hancock Life Insurance Company of New York. Of this aggregate amount beneficially owned, John Hancock Life Insurance Company (U.S.A.) indicates that it has sole voting power over 1,098,415 common units and sole dispositive power over 1,098,415 common units. The address of John Hancock Life Insurance Company (U.S.A.) and John Hancock Life Insurance Company of New York is 197 Clarendon Street, Boston, Massachusetts 02116. The information provided herein is based solely on information provided by John Hancock Life Insurance Company (U.S.A.) on February 23, 2017.

(6)
As reported on Schedule 13G/A as of December 31, 2016 and filed with the SEC on February 2, 2017 by GS Investment Strategies, LLC and Goldman Sachs Asset Management, L.P. (collectively, "Goldman Sachs Asset Management"), Goldman Sachs Asset Management discloses that it beneficially owns in the aggregate 960,917 common units. Of this aggregate amount beneficially owned, (i) GS Investment Strategies, LLC is reported to have shared voting power over 960,917 common units and shared dispositive power over 960,917 common units and (ii) Goldman Sachs Asset Management, L.P. is reported to have shared voting power over 960,917 common units and shared dispositive power over 960,917 common units. The address of Goldman Sachs Asset Management is 200 West Street, New York, NY 10282.

(7)
As reported on Schedule 13G as of December 31, 2016 and filed with the SEC on February 14, 2017 by ClearBridge Investments, LLC, ClearBridge Investments, LLC discloses that it beneficially owns in the aggregate 663,050 common units. Of this aggregate amount beneficially owned, ClearBridge Investments, LLC is reported to have sole voting power over 663,050 common units and sole dispositive power over 663,050 common units. The address of ClearBridge Investments, LLC is 620 8th Avenue, New York, NY 10018.

(8)
As reported on Schedule 13G as of December 31, 2016 and filed with the SEC on January 13, 2017 by (i) FS Global Credit Opportunities Fund, (ii) FS Global Advisor, LLC, which serves as the investment adviser to FS Global Credit Opportunities Fund, (iii) Michael C. Forman, who is a control person of FS Global Advisor, LLC and (iv) David J. Adelman, who is a control person of FS Global Advisor, LLC (collectively, the "FS Global Reporting Persons"), the FS Global Reporting Persons disclose that they beneficially own in the aggregate 656,974 common units. Of this aggregate amount beneficially owned, (i) FS Global Credit Opportunities Fund is reported to have shared voting power over 656,974 common units and shared dispositive power over 656,974 common units; (ii) FS Global Advisor, LLC is reported to have shared voting power over 656,974 common units and shared dispositive power over 656,974 common units; (iii) Michael C. Forman is reported to have shared voting power over 656,974 common units and shared dispositive power over 656,974 common units; and (iv) David J. Adelman is reported to have shared voting power over 656,974 common units and shared dispositive power over 656,974 common units. The address of the FS Global Reporting Persons is 201 Rouse Boulevard, Philadelphia, PA 19112.

(9)
These 170,632 common units are held by the Bumgarner Family Trust. Mr. Bumgarner has investment control over these units.

Equity Compensation Plan Information

        The following table sets forth information with respect to the securities that may be issued under the LTIP as of December 31, 2016.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(2)	Weighted- average exercise price of outstanding options, warrants and rights ($) (b)(3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(4)
Equity compensation plans approved by security holders(1)	599,232	n/a	2,378,094
Equity compensation plans not approved by security holders	—	—	—

Total	599,232	n/a	2,378,094

(1)
The LTIP was approved by the board of directors of our General Partner prior to the IPO.

(2)
The amount in column (a) of this table reflects the aggregate number of outstanding phantom units under the LTIP as of December 31, 2016.

(3)
This column is not applicable because only phantom units have been granted under the LTIP and phantom units do not have an exercise price.

(4)
The amount in this column reflects the total number of common units remaining available for future issuance under the LTIP as of December 31, 2016. For additional information about the LTIP and the awards granted thereunder, please read Part III, Item 11. "Executive Compensation."

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        As of February 15, 2017, our sponsor owned 1,347,161 common units and 11,905,138 subordinated units representing approximately 50% limited partner interest in us. In addition, our sponsor owns and controls (and appoints all the directors of) our General Partner, which maintains a non-economic general partner interest in us and owns all our incentive distribution rights.

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

        Our General Partner does not receive a management fee or other compensation for its management of our partnership, but we reimburse our General Partner and its affiliates for all direct and indirect expenses they incur and payments they make on our behalf. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our General Partner by its affiliates. Under our MSA, we are obligated to reimburse Enviva Management for all direct or indirect costs and expenses incurred by, or chargeable to, Enviva Management in connection with its provision of services necessary for the operation of our business. If the MSA were terminated without replacement, or our General Partner or its affiliates provided services outside of the scope of the MSA, our partnership agreement would require us to reimburse our General Partner and its affiliates for all expenses they incur and payments they make on our behalf. Our partnership agreement does not set a limit on the amount of expenses for which our General Partner and its affiliates may be reimbursed.

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

Agreements with Affiliates

Sampson Contribution Agreement

        On December 14, 2016, we consummated the transactions contemplated by a contribution agreement (the "Sampson Contribution Agreement") with the Hancock JV, which is a joint venture between our sponsor, Hancock Natural Resource Group, Inc., and certain other affiliates of John Hancock Life Insurance Company. Under the terms of the Contribution Agreement, we acquired from the Hancock JV all of the issued and outstanding limited liability company interests in Enviva Pellets

Sampson, LLC ("Sampson") for total consideration of $175.0 million. Sampson owns a wood pellet production plant in Sampson Country, North Carolina (the "Sampson plant"), that is expected to produce 500,000 MTPY of wood pellets in 2017 and to reach its full production capacity of approximately 600,000 MTPY in 2019. The acquisition (the "Sampson Drop-Down") included the Sampson plant, a ten-year 420,000 MTPY take-or-pay off-take contract with DONG Energy, a 15-year, 95,000 MTPY off-take contract with the Hancock JV, and related third-party shipping contracts. The Sampson Drop-Down included the payment of $139.6 million in cash, net of a purchase price adjustment of $5.4 million, to the Hancock JV, the issuance of 1,098,415 common units at a value of $27.31, or an aggregate value of $30.0 million, to affiliates of John Hancock Life Insurance Company, which is the Hancock Member of the Hancock JV.

        We also entered into the Terminal Services Agreement by and between Enviva, LP and Wilmington pursuant to which Wilmington agreed to provide terminal services at the Wilmington terminal for production from the Sampson plant.

EVA-MGT Contracts

        We have contracted with the Hancock JV to supply 375,000 MTPY to the Tees REP. The EVA-MGT Contract is denominated in GBP and commences in 2019, ramps to full supply in 2021 and continues through 2034. In August 2016, the EVA-MGT Contract became firm as all conditions precedent to the effectiveness of the contract were satisfied.

        In connection with the Sampson Drop-Down, we entered into a second supply agreement with the Hancock JV to supply an additional 95,000 MTPY of the contracted volume to the Tees REP.

Registration Rights Agreement

        In connection with the IPO, on May 4, 2015, we entered into a registration rights agreement with our sponsor pursuant to which we may be required to register the sale of the (i) common units issued (or issuable) to our sponsor pursuant to the IPO Contribution Agreement, (ii) subordinated units and (iii) common units issuable upon conversion of the subordinated units pursuant to the terms of the partnership agreement (together, the "Registrable Securities") it holds. Under the registration rights agreement, our sponsor will have the right to request that we register the sale of Registrable Securities held by it, and our sponsor will have the right to require us to make available shelf registration statements permitting sales of Registrable Securities into the market from time to time over an extended period, subject to certain limitations. In addition, the registration rights agreement gives our sponsor piggyback registration rights under certain circumstances. The registration rights agreement also includes provisions dealing with indemnification and contribution and allocation of expenses. All of the Registrable Securities held by our sponsor and any permitted transferee will be entitled to these registration rights.

Purchase Rights Agreement

        In connection with the IPO, on May 4, 2015, we entered into a the Purchase Rights Agreement with our sponsor pursuant to which our sponsor will provide to us, for a period of five years following the closing of our IPO, a right of first offer to purchase the Wilmington Projects or any other wood pellet production plant or deep-water marine terminal that it, its subsidiaries or any other entity that it controls (including the Hancock JV) owns and proposes to sell (each, a "ROFO Asset"). We will have thirty days following receipt of the sponsor entity's intention to sell a ROFO Asset to propose an offer for the ROFO Asset. If we submit an offer, our sponsor will negotiate with us exclusively and in good faith to enter into a letter of intent or definitive documentation for the purchase of the ROFO Asset on mutually acceptable terms. If we are unable to agree to terms within 45 days, the sponsor entity will have 150 days to enter into definitive documentation with a third party purchaser on terms that are, in the good faith judgment of the sponsor entity selling such ROFO Assets, superior to the most recent offer proposed by us.

Biomass Purchase and Prior Terminal Services Agreements

        On April 9, 2015, we entered into a master biomass purchase and sale agreement (the "Biomass Purchase Agreement") with the Hancock JV pursuant to which the Hancock JV sold to us, at a fixed price per metric ton, certain volumes of wood pellets per month that were produced at the Southampton plant. We sold the wood pellets purchased from the Hancock JV to customers under our existing off-take contracts. We also entered into a terminal services agreement (the "Prior Terminal Services Agreement") pursuant to which we would have provided terminal services at the Chesapeake terminal for the production from the Southampton plant that was not sold to us under the Biomass Purchase Agreement. In connection with the Southampton Drop-Down, we entered into termination agreements with the Hancock JV to terminate such sales and to terminate the Prior Terminal Services Agreement. As a result of the Partnership purchasing all wood pellets produced by the Hancock JV, no terminal services were provided.

        On September 26, 2016, Enviva, LP and Sampson, a wholly owned subsidiary of the Hancock JV, entered into two confirmations under the Biomass Purchase Agreement pursuant to which Enviva, LP agreed to sell to Sampson 140,000 MT of wood pellets, and Sampson agreed to sell to Enviva, LP, 140,000 MT of wood pellets. As a result of the Sampson Drop-Down and the recasting of the consolidated financial statements, certain revenue and costs incurred under the Biomass Purchase Agreement have been eliminated. On December 14, 2016, the Prior TSA and the Biomass Purchase Agreement were terminated in connection with the Sampson Drop-Down.

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

Other Transactions with Related Persons

        On December 11, 2015, we consummated the transactions contemplated by a contribution agreement, pursuant to which the Hancock JV contributed to us all of the issued and outstanding limited liability company interests in Southampton for total consideration of $131 million. The acquisition included the Southampton plant, a ten-year 500,000 MTPY take-or-pay off-take contract and related third-party ten-year shipping contract.

        The purchase price for the Southampton Drop-Down was financed with (a) $36.5 million of Incremental Term Advances under the Credit Agreement, (b) the issuance to Enviva FiberCo, LLC, a wholly owned subsidiary of our sponsor, of 942,023 common units at a value of $15.92 per unit, or $15.0 million of equity proceeds, and (c) $79.5 million in cash.

        The purchase price for the Sampson Drop-Down was $175.0 million and was financed with $145.0 million of our Senior Notes (as defined herein) and the issuance of 1,098,415 common units at a value of $27.31 per unit, or $30.0 million of common units, to affiliates of John Hancock Life Insurance Company.

Enviva FiberCo, LLC

        The Partnership purchases raw materials from FiberCo, a wholly owned subsidiary of the sponsor. Raw material purchases from FiberCo during 2016 were $3.7 million. Raw material purchases from FiberCo were insignificant during 2015.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        KPMG LLP ("KPMG") served as our independent auditor for the years ended December 31, 2016 and 2015. The following table presents fees paid for professional audit services rendered by KPMG for the audit of our annual financial statements for the years ended December 31, 2016 and 2015, and fees for other services rendered by KPMG:

	Year Ended December 31,
(in thousands)	2016	2015
Audit Fees(1)	$1,205	$1,040
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$1,205	$1,040

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

        The audit committee has approved the appointment of KPMG as our independent auditor to conduct the audit of our consolidated financial statements for the year ending December 31, 2017.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

        (a)   Certain documents are filed as a part of this Annual Report and are incorporated by reference and found on the pages below.

1.
Financial Statements—Please read Part II, Item 8. "Financial Statements and Supplementary Data—Index to Financial Statements."

2.
All schedules have been omitted because they are either not applicable, not required or the information called for therein appears in the consolidated financial statements or notes thereto.

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

ENVIVA PARTNERS, LP
	By:	Enviva Partners GP, LLC, its general partner
Date: February 27, 2017	By:	/s/ JOHN K. KEPPLER John K. Keppler Title: Chairman, President and Chief Executive Officer

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

Name	Title	Date

/s/ JOHN K. KEPPLER John K. Keppler	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2017
/s/ STEPHEN F. REEVES Stephen F. Reeves	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2017
/s/ JAMES P. GERAGHTY James P. Geraghty	Vice President and Controller (Principal Accounting Officer)	February 27, 2017
/s/ MICHAEL B. HOFFMAN Michael B. Hoffman	Director	February 27, 2017

Name	Title	Date

/s/ RALPH C. ALEXANDER Ralph C. Alexander	Director	February 27, 2017
/s/ CARL L. WILLIAMS Carl L. Williams	Director	February 27, 2017
/s/ ROBIN J. A. DUGGAN Robin J. A. Duggan	Director	February 27, 2017
/s/ JOHN C. BUMGARNER, JR. John C. Bumgarner, Jr.	Director	February 27, 2017
/s/ WILLIAM K. REILLY William K. Reilly	Director	February 27, 2017
/s/ JANET S. WONG Janet S. Wong	Director	February 27, 2017
/s/ CHRISTOPHER B. HUNT Christopher B. Hunt	Director	February 27, 2017
/s/ GARY L. WHITLOCK Gary L. Whitlock	Director	February 27, 2017

EXHIBIT INDEX

Exhibit Number		Exhibit
2.1		Contribution Agreement by and between Enviva Wilmington Holdings, LLC and Enviva Partners, LP dated November 1, 2016 (Exhibit 2.1, Form 8-K filed November 3, 2016, File No. 001-37363)
3.1		Certificate of Limited Partnership of Enviva Partners, LP (Exhibit 3.1, Form S-1 Registration Statement filed October 28, 2014, File No. 333-199625)
3.2		First Amended and Restated Agreement of Limited Partnership of Enviva Partners, LP, dated May 4, 2015, by Enviva Partners GP, LLC (Exhibit 3.1, Form 8-K filed May 4, 2015, File No. 001-37363)
4.1		Indenture, dated as of November 1, 2016, by and among Enviva Partners, LP, Enviva Partners Finance Corp., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (Exhibit 4.1, Form 8-K filed November 3, 2016, File No. 001-37363)
4.2		Form of 8.5% Senior Note due 2021 (Exhibit 4.2, Form 8-K filed November 3, 2016, File No. 001-37363)
4.3		Registration Rights Agreement, dated May 4, 2015, by and among Enviva Partners, LP, Enviva MLP Holdco, LLC and Enviva Cottondale Acquisition I, LLC (Exhibit 4.1, Form 8-K filed May 4, 2015, File No. 001-37363)
4.4		Registration Rights Agreement, dated as of November 1, 2016, by and among Enviva Partners, LP, Enviva Partners Finance Corp., the subsidiary guarantors named therein and J.P. Morgan Securities LLC, as representative of the initial purchasers named therein (Exhibit 4.3, Form 8-K filed November 3, 2016, File No. 001-37363)
10.1		Contribution Agreement by and among Enviva Holdings, LP, Enviva MLP Holdco, LLC, Enviva, LP, Enviva Cottondale Acquisition I, LLC and Enviva Partners, LP, dated as of April 9, 2015 (Exhibit 10.1, Form S-1Registration Statement filed April 15, 2015, File No. 333-199625
10.2		Contribution Agreement, dated April 28, 2015, by and among Enviva Holdings, LP, Enviva MLP Holdco, LLC, Enviva, LP, Enviva Cottondale Acquisition I, LLC and Enviva Partners, LP (Exhibit 10.1, Form 8-K filed May 4, 2015, File No. 001-37363)
10.3		Purchase Rights Agreement, dated May 4, 2015, by and among Enviva Partners, LP, Enviva Partners GP, LLC and Enviva Holdings, LP (Exhibit 10.2, Form 8-K filed May 4, 2015, File No. 001-37363)
10.4	†	Enviva Partners, LP Long-Term Incentive Plan (Exhibit 4.3, Form S-8 Registration Statement filed April 30, 2015, File No. 333-203756)
10.5	†	Management Services Agreement by and among Enviva Partners, LP, Enviva Partners GP, LLC, Enviva, LP, Enviva GP, LLC, the subsidiaries of Enviva, LP party thereto and Enviva Management Company, LLC, dated as of April 9, 2015 (Exhibit 10.12, Form S-1 Registration Statement filed April 15, 2015, File No. 333-199625)
10.6		Credit Agreement, dated as of April 9, 2015, among Enviva Partners, LP, as Borrower, the Lenders party thereto and Barclays Bank PLC, as Administrative Agent and Collateral Agent (Exhibit 10.13, Form S-1Registration Statement filed April 15, 2015, File No. 333-199625)

Exhibit Number		Exhibit
10.7		Master Biomass Purchase and Sale Agreement, dated as of April 9, 2015, by and between Enviva, LP and Enviva Wilmington Holdings, LLC (Exhibit 10.8, Form 8-K filed May 4, 2015, File No. 001-37363)
10.8		Terminal Services Agreement, dated April 9, 2015, by and between Enviva Port of Chesapeake, LLC and Enviva Wilmington Holdings, LLC (Exhibit 10.7, Form 8-K filed May 4, 2015, File No. 001-37363)
10.9		License Agreement, dated April 9, 2015, by and among Enviva Holdings, LP, Enviva Partners GP, LLC and Enviva Partners, LP (Exhibit 10.3, Form 8-K filed May 4, 2015, File No. 001-37363)
10.10	†	Form of Phantom Unit Award Grant Notice and Award Agreement (performance-based vesting for employees) (Exhibit 10.21, Form S-1 Registration Statement filed April 3, 2015, File No. 333-199625)
10.11	†	Form of Phantom Unit Award Grant Notice and Award Agreement (time-based vesting for employees) (Exhibit 10.20, Form S-1 Registration Statement filed April 3, 2015, File No. 333-199625)
10.12	†	Form of Phantom Unit Award Grant Notice and Award Agreement (non-employee directors) (Exhibit 10.22, Form S-1 Registration Statement filed April 3, 2015, File No. 333-199625)
10.13	†	First Amended and Restated Employment Agreement between Stephen F. Reeves and Enviva Management Company, LLC, dated May 29, 2015 (Exhibit 10.1, Form 8-K filed May 29, 2015, File No. 001-37363)
10.14	†	First Amended and Restated Employment Agreement between William H. Schmidt, Jr. and Enviva Management Company, LLC, dated May 29, 2015 (Exhibit 10.2, Form 8-K filed May 29, 2015, File No. 001-37363)
10.15	†	Form of Unit Award Grant Notice and Award Agreement (non-employee directors) (Exhibit 10.15, Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 filed July 31, 2015, File No. 001-37363)
10.16		First Incremental Term Loan Assumption Agreement, by and among Enviva Partners, LP, certain subsidiaries of Enviva Partners, LP, as Guarantors, the Lenders party thereto, and Barclays Bank PLC, as administrative agent, dated as of December 11, 2015, (Exhibit 10.1, Form 8-K filed December 17, 2015, File No. 001-37363)
10.17		Initial Contribution Agreement (Exhibit 10.1, Form S-1 Registration Statement filed April 15, 2015, File No. 333-199625)
10.18	†	Form of Assignment, Assumption and Amendment Agreement (relating to employment agreements) (Exhibit 10.19, Form S-1 Registration Statement filed April 3, 2015, File No. 333-199625)
10.19		Contribution Agreement between Enviva, LP and Enviva Wilmington Holdings, LLC, dated November 25, 2014 (Exhibit 10.10, Form S-1 Registration Statement filed December 3, 2014, File No. 333-199625)
10.20		Second Amended and Restated Employment Agreement between Edward R. Smith and Enviva Management Company, LLC, dated August 19, 2016 (Exhibit 10.1, Form 8-K filed August 25, 2016, File No. 001-37363)

Exhibit Number		Exhibit
10.21		First Amended and Restated Employment Agreement between John K. Keppler and Enviva Management Company, LLC, dated December 1, 2016 (Exhibit 10.1, Form 8-K filed December 1, 2016, File No. 001-37363)
10.22		Second Amendment to Credit Agreement and First Amendment to Guarantee and Collateral Agreement, dated as of October 17, 2016, by and among Enviva Partners, LP, as borrower, certain subsidiaries of Enviva Partners, LP, as guarantors, the lenders party thereto, the increasing revolving lenders party thereto and Barclays Bank PLC, as administrative agent and collateral agent (Exhibit 10.2, Form 8-K filed October 24, 2016, File No. 001-37363)
10.23		Biomass Supply Agreement between Enviva Partners, LP and Enviva Wilmington Holdings, LLC, dated January 22, 2016 (Exhibit 10.22, Form 10-K filed March 8, 2016, File No. 001-37363)
10.24	*	Terminal Services Agreement between Enviva, LP and Enviva Port of Wilmington, LLC, dated December 14, 2016
21.1		List of Subsidiaries of Enviva Partners, LP (Exhibit 21.1, Form S-1 Registration Statement filed October 28, 2014, File No. 333-199625)
23.1	*	Consent of KPMG LLP
24.1	*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.	INS	XBRL Instance Document
101.	SCH	XBRL Schema Document
101.	CAL	XBRL Calculation Linkbase Document
101.	DEF	XBRL Definition Linkbase Document
101.	LAB	XBRL Labels Linkbase Document.
101.	PRE	XBRL Presentation Linkbase Document

*
Filed herewith.

**
Furnished herewith.

†
Management Contract or Compensatory Plan or Arrangement