Form 10-Q
period 2017-03-31
Enviva Partners, LP
filed 2017-05-10
CIK 1592057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☒

         If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of May 9, 2017, 14,411,860 common units and 11,905,138 subordinated units were outstanding.

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

  •
  our inability to complete acquisitions, including acquisitions from our sponsor, or to realize the anticipated benefits of such acquisitions;

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

  •
  operating or technical difficulties or failures at our plants or deep-water marine terminals;

  •
  labor disputes;

  •
  inability of our customers to take delivery of our products;

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

        Please read Item 1A. "Risk Factors." All forward-looking statements in this Quarterly Report are expressly qualified in their entirety by the foregoing cautionary statements.

        Readers are cautioned not to place undue reliance on forward-looking statements and we undertake no obligation to update or revise any such statements after the date they are made, whether as a result of new information, future events or otherwise.

GLOSSARY OF TERMS

        biomass:    any organic biological material derived from living organisms that stores energy from the sun.

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

        FIFO:    first-in, first-out method of valuing inventory.

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

        GAAP:    Generally Accepted Accounting Principles in the United States.

        General Partner:    Enviva Partners GP, LLC, the general partner of the Partnership.

        Hancock JV:    a joint venture between our sponsor and Hancock Natural Resource Group, Inc. and certain other affiliates of John Hancock Life Insurance Company.

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

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except for number of units)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,913	$466
Restricted cash	938	—
Accounts receivable, net of allowance for doubtful accounts of $24 as of March 31, 2017 and December 31, 2016	49,676	77,868
Related-party receivables	6,902	7,634
Inventories	30,780	29,764
Assets held for sale	3,390	3,044
Prepaid expenses and other current assets	2,431	1,939
Related-party prepaid expenses	148	—

Total current assets	106,178	120,715
Property, plant and equipment, net of accumulated depreciation of $88.8 million as of March 31, 2017 and $80.8 million as of December 31, 2016	511,907	516,418
Intangible assets, net of accumulated amortization of $9.2 million as of March 31, 2017 and $9.1 million as of December 31, 2016	1,287	1,371
Goodwill	85,615	85,615
Other long-term assets	2,508	2,049

Total assets	$707,495	$726,168

Liabilities and Partners' Capital
Current liabilities:
Accounts payable	$3,009	$9,869
Related-party payables	7,893	11,118
Accrued and other current liabilities	38,936	38,432
Related-party accrued liabilities	—	382
Current portion of interest payable	10,805	4,414
Current portion of long-term debt and capital lease obligations	4,676	4,109

Total current liabilities	65,319	68,324
Long-term debt and capital lease obligations	340,402	346,686
Long-term interest payable	800	770
Other long-term liabilities	1,281	871

Total liabilities	407,802	416,651
Commitments and contingencies
Partners' capital:
Limited partners:
Common unitholders—public (13,045,894 and 12,980,623 units issued and outstanding as of March 31, 2017 and December 31, 2016, respectively)	236,902	239,902
Common unitholder—sponsor (1,347,161 units issued and outstanding as of March 31, 2017 and December 31, 2016)	17,587	18,197
Subordinated unitholder—sponsor (11,905,138 units issued and outstanding as of March 31, 2017 and December 31, 2016)	115,488	120,872
General Partner (no outstanding units)	(67,393)	(67,393)
Accumulated other comprehensive (loss) income	(202)	595

Total Enviva Partners, LP partners' capital	302,382	312,173
Noncontrolling partners' interests	(2,689)	(2,656)

Total partners' capital	299,693	309,517

Total liabilities and partners' capital	$707,495	$726,168

See accompanying notes to unaudited condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended March 31,
	2017	2016 (Recast)
Product sales	$119,047	$103,445
Other revenue	3,076	3,807

Net revenue	122,123	107,252
Cost of goods sold, excluding depreciation and amortization	95,215	84,616
Depreciation and amortization	8,432	6,881

Total cost of goods sold	103,647	91,497

Gross margin	18,476	15,755
General and administrative expenses	8,325	6,950

Income from operations	10,151	8,805
Other income (expense):
Interest expense	(7,705)	(3,182)
Related-party interest expense	—	(209)
Other income	56	132

Total other expense, net	(7,649)	(3,259)

Net income	2,502	5,546
Less net loss attributable to noncontrolling partners' interests	33	993

Net income attributable to Enviva Partners, LP	$2,535	$6,539

Less: Pre-acquisition loss from operations of Enviva Pellets Sampson, LLC Drop-Down allocated to General Partner	$—	$(955)

Enviva Partners, LP limited partners' interest in net income	$2,535	$7,494

Net income per common unit:
Basic	$0.08	$0.30
Diluted	$0.07	$0.29
Net income per subordinated unit:
Basic	$0.08	$0.30
Diluted	$0.08	$0.29
Weighted-average number of limited partner units outstanding:
Common—basic	14,380	12,852
Common—diluted	15,228	13,337
Subordinated—basic and diluted	11,905	11,905

See accompanying notes to unaudited condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016 (Recast)
Net income	$2,502	$5,546
Other comprehensive loss:
Net unrealized losses on cash flow hedges	(797)	—

Total other comprehensive loss	(797)	—

Total comprehensive income	1,705	5,546
Less:
Pre-acquisition loss from operations of Enviva Pellets Sampson, LLC Drop-Down allocated to General Partner	—	(955)

Total comprehensive income subsequent to Sampson Drop-Down	1,705	6,501
Less:
Comprehensive loss attributable to noncontrolling partners' interests	33	993

Comprehensive income attributable to Enviva Partners, LP limited partners	$1,738	$7,494

See accompanying notes to unaudited condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Partners' Capital

(In thousands)

(Unaudited)

			Limited Partners' Capital
			Common Units—Public		Common Units—Sponsor		Subordinated Units—Sponsor
									Accumulated Other Comprehensive Income
	Net Parent Investment	General Partner Interest								Non- controlling Interests	Total Partners' Capital
			Units	Interests	Units	Amount	Units	Amount
Partners' Capital, December 31, 2016	—	$(67,393)	12,981	$239,902	1,347	$18,197	11,905	$120,872	$595	$(2,656)	$309,517
Distributions to unitholders, distribution equivalent and incentive distribution rights	—	(361)	—	(7,507)	—	(721)	—	(6,369)	—	—	(14,958)
Issuance of units through Long-Term Incentive Plan	—	—	2	43	—	—	—	—	—	—	43
Issuance of common units, net	—	—	63	1,715	—	—	—	—	—	—	1,715
Unit-based compensation	—	—	—	1,671	—	—	—	—	—	—	1,671
Other comprehensive loss	—	—	—	—	—	—	—	—	(797)	—	(797)
Net income	—	361	—	1,078	—	111	—	985	—	(33)	2,502

Partners' Capital, March 31, 2017	$—	$(67,393)	13,046	$236,902	1,347	$17,587	11,905	$115,488	$(202)	$(2,689)	$299,693

See accompanying notes to unaudited condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016 (Recast)
Cash flows from operating activities:
Net income	$2,502	$5,546
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,436	6,893
Amortization of debt issuance costs and original issue discounts	381	446
General and administrative expenses incurred by Hancock JV prior to Enviva Pellets Sampson, LLC Drop-Down	—	661
Loss on disposals of property, plant and equipment	24	1
Unit-based compensation	1,714	681
Change in fair value of derivatives	(759)	—
Change in operating assets and liabilities:
Accounts receivable, net	28,192	831
Related-party receivables	(920)	(289)
Restricted cash	(938)	—
Prepaid expenses and other assets	(697)	724
Related-party prepaid expenses	(148)	—
Assets held for sale	(345)	—
Inventories	(1,254)	(3,941)
Other long-term assets	21	(121)
Accounts payable	(6,095)	3,161
Related-party payables	(2,941)	4,771
Accrued liabilities	2,312	427
Accrued interest	6,421	45
Deferred revenue	—	(216)
Other current liabilities	22	(229)

Net cash provided by operating activities	35,928	19,391
Cash flows from investing activities:
Purchases of property, plant and equipment	(5,656)	(12,254)

Net cash used in investing activities	(5,656)	(12,254)
Cash flows from financing activities:
Principal payments on debt and capital lease obligations	(17,153)	(29,329)
Principal payments on related-party debt	—	(89)
Cash paid for related debt issuance costs	(209)	—
Proceeds from debt issuance	10,000	28,500
Proceeds from common unit issuance under the At-the-Market Offering Program, net	1,715	—
Distributions to unitholders, distribution equivalent rights and incentive distribution rights holder	(14,829)	(11,570)
Contributions from Hancock JV prior to Enviva Pellets Sampson, LLC Drop-Down	—	11,861
Distributions to sponsor	—	(5,002)
Contributions from sponsor related to Enviva Pellets Sampson, LLC Drop-Down	1,651	—

Net cash used in financing activities	(18,825)	(5,629)

Net increase in cash and cash equivalents	11,447	1,508
Cash and cash equivalents, beginning of period	466	2,128

Cash and cash equivalents, end of period	$11,913	$3,636

See accompanying notes to unaudited condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016 (Recast)
Non-cash investing and financing activities:
Property, plant and equipment acquired included in accounts payable and accrued liabilities	$9,547	$18,988
Property, plant and equipment transferred from inventories	153	38
Depreciation capitalized to inventories	86	198
Non-cash capital contributions from Hancock JV prior to Enviva Pellets Sampson, LLC Drop-Down	—	81
Distributions included in liabilities	509	83
Capitalized insurance included in related-party payables	—	89
Capitalized labor included in related-party payables	—	244
Property, plant and equipment acquired under capital leases	1,124	—
Supplemental information:
Interest paid	$853	$2,897

See accompanying notes to unaudited condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

(1) Description of Business and Basis of Presentation

Description of Business

        Enviva Partners, LP (the "Partnership") is a publicly traded Delaware limited partnership formed on November 12, 2013, as a wholly owned subsidiary of Enviva Holdings, LP (together with its wholly owned subsidiary Enviva Development Holdings, LLC, where applicable, the "sponsor"). Through its interests in Enviva, LP and Enviva GP, LLC, the general partner of Enviva, LP, the Partnership supplies utility-grade wood pellets to major power generators under long-term, take-or-pay off-take contracts. The Partnership procures wood fiber and processes it into utility-grade wood pellets and loads the finished wood pellets into railcars, trucks and barges that are transported to deep-water marine terminals, where they are received, stored and ultimately loaded onto oceangoing vessels for transport to the Partnership's principally Northern European customers.

        The Partnership owns and operates six industrial-scale wood pellet production plants located in the Mid-Atlantic and Gulf Coast regions of the United States. Wood pellets are exported from a wholly owned deep-water marine terminal in Chesapeake, Virginia, from a deep-water marine terminal in Wilmington, North Carolina owned by a joint venture between the sponsor and certain affiliates of John Hancock Life Insurance Company (the "Hancock JV"), which is consolidated by the sponsor, and from third-party deep-water marine terminals in Mobile, Alabama and Panama City, Florida under long-term contracts.

Basis of Presentation

        On December 14, 2016, under the terms of a contribution agreement by and among the Partnership and the Hancock JV, the Hancock JV sold to the Partnership all of the issued and outstanding limited liability company interests in Enviva Pellets Sampson, LLC ("Sampson") for total consideration of $175.0 million. Sampson owns a wood pellet production plant in Sampson County, North Carolina (the "Sampson plant"). The acquisition (the "Sampson Drop-Down") included the Sampson plant, an approximate ten-year 420,000 metric tons per year ("MTPY") take-or-pay off-take contract with DONG Energy Thermal Power A/S, an approximate 15-year, 95,000 MTPY off-take contract with the Hancock JV and related third-party shipping contracts. The Sampson Drop-Down included the payment of $139.6 million in cash, net of a purchase price adjustment of $5.4 million, to the Hancock JV, the issuance of 1,098,415 unregistered common units representing limited partnership interests in the Partnership (the "common units") at a value of $27.31 per unit, or $30.0 million of common units, to affiliates of John Hancock Life Insurance Company, and the elimination of $1.2 million of related-party receivables and payables, net, included in the net assets on the date of acquisition. The Partnership accounted for the Sampson Drop-Down as a combination of entities under common control at historical cost in a manner similar to a pooling of interests. Accordingly, the unaudited interim condensed consolidated financial statements for the three months ended March 31, 2016 were retrospectively recast to reflect the Sampson Drop-Down as if it had occurred on May 15, 2013, the date Sampson was originally organized (see Note 2, Transactions Between Entities Under Common Control).

        The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP")

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

(1) Description of Business and Basis of Presentation (Continued)

for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all adjustments and accruals that are necessary for a fair presentation of the results of all interim periods presented herein and are of a normal recurring nature. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC.

        During interim periods, the Partnership follows the accounting policies disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2016.

Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the Partnership's unaudited interim condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Summary of Significant Accounting Policies

        The accounting policies are set forth in the Notes to Consolidated Financial Statements in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2016. There have been no changes to these policies during the three months ended March 31, 2017.

Recent and Pending Accounting Pronouncements

        In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-04, Intangibles—Goodwill and Other. ASU No. 2017-04 simplifies the accounting for goodwill impairment by eliminating Step 2 of the current goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the new standard, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The new guidance should be adopted for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1,

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

(1) Description of Business and Basis of Presentation (Continued)

2017. The Partnership does not expect the adoption of ASU No. 2017-04 to have a material impact on its results of operations, financial position and cash flows.

        In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this standard provide a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the integrated set of assets and activities is not a business. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is allowed (1) for transactions for which the acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance and (2) for transactions in which a subsidiary is deconsolidated or a group of assets is derecognized that occur before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. Entities will be required to apply the guidance retrospectively when adopted. The Partnership is in the process of evaluating the impact of the adoption of ASU No. 2017-01 on its condensed consolidated financial statements.

        In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230)—Restricted Cash: A Consensus of the FASB Emerging Issues Task Force, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The guidance addresses the presentation of changes in restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. Entities will also have to disclose the nature of their restricted cash and restricted cash equivalent balances. The new guidance is effective for public business entities for fiscal years and interim periods within those years beginning after December 15, 2017. Early adoption in an interim period is permitted, but any adjustments must be reflected as of the beginning of the fiscal year that includes such interim period. Entities will be required to apply the guidance retrospectively when adopted. The Partnership does not expect the adoption of the new standard to have a material effect on the presentation of changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in its statements of cash flows.

        In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230)—Classification of Certain Cash Receipts and Cash Payments, which will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows with the objective of reducing the existing diversity in practice. The guidance addresses the classification of

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

(1) Description of Business and Basis of Presentation (Continued)

cash flows related to (1) debt prepayment or extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt instruments with coupon rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance, including bank-owned life insurance, (6) distributions received from equity method investees, (7) beneficial interests in securitization transactions and (8) separately identifiable cash flows and application of the predominance principle. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. An entity will first apply any relevant guidance. If there is no guidance that addresses those cash receipts and cash payments, an entity will determine each separately identifiable source or use and classify the receipt or payment based on the nature of the cash flow. If a receipt or payment has aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source of use. The new guidance is effective for public business entities for fiscal years and interim periods within those years beginning after December 15, 2017. The new guidance will require adoption on a retroactive basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Partnership does not expect the adoption of the new standard to have a material effect on how cash receipts and cash payments are presented and classified in its consolidated statements of cash flows.

        In February 2016, the FASB issued ASU No. 2016-02, Leases. Under the new pronouncement, an entity is required to recognize assets and liabilities arising from a lease for all leases with a maximum possible term of more than 12 months. A lessee is required to recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the leased asset (the underlying asset) for the lease term. For most leases of assets other than property (for example, equipment, aircraft, cars, trucks), a lessee would recognize a right-of-use asset and a lease liability, initially measured at the present value of lease payments and recognize the unwinding of the discount on the lease liability as interest separately from the amortization of the right-of-use asset. For most leases of property (that is, land and/or a building or part of a building), a lessee would recognize a right-of-use asset and a lease liability, initially measured at the present value of lease payments and recognize a single lease cost, combining the unwinding of the discount on the lease liability with the amortization of the right-of-use asset, on a straight-line basis. The new guidance is effective for public entities for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. Upon adoption, a lessee and a lessor would recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Early adoption is permitted. While the Partnership is continuing to assess all potential qualitative and quantitative impacts of the standard, the Partnership currently expects the new standard to impact its accounting for equipment under operating leases.

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The new standard provides new guidance on the recognition of revenue and states that an entity should recognize revenue when control of the goods or services transfers to the customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

(1) Description of Business and Basis of Presentation (Continued)

services. The new standard also requires significantly expanded disclosure regarding qualitative and quantitative information about the nature, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Partnership will adopt the new standard effective January 1, 2018. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers—Principal versus Agent Considerations. The new standard clarifies the implementation guidance on principal versus agent considerations. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606), which provides narrow scope improvements and practical expedients related to ASU No. 2014-09. ASU No. 2014-09 permits the application retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASUs at the date of initial application. The Partnership continues to evaluate the quantitative impact of the adoption. The Partnership has completed its evaluation of its off-take contracts to identify material performance obligations. The Partnership's evaluation considered ASU No. 2016-10, Identifying Performance Obligations and Licensing, issued by the FASB on April 14, 2016, which amends the guidance on identifying performance obligations and the implementation guidance on licensing. The guidance permits an entity to account for shipping and handling activities occurring after control has passed to the customer as a fulfillment activity rather than as a revenue element. Based on its consideration of ASU No. 2016-10, the Partnership has elected to account for shipping and handling activities as a fulfillment activity, consistent with its current policy. The Partnership continues to assess the timing of revenue recognition under the new guidance and whether certain transactions currently presented on a net basis, should be recognized as principal sales on a gross basis.

(2) Transactions Between Entities Under Common Control

Recast of Historical Financial Statements

        The financial statements for the three months ended March 31, 2016 have been recast to reflect the Sampson Drop-Down as if it had occurred on May 15, 2013, the date Sampson was originally organized.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

(2) Transactions Between Entities Under Common Control (Continued)

        The following table presents the changes to previously reported amounts in the unaudited interim condensed consolidated balance sheet as of March 31, 2016 included in the Partnership's quarterly report on Form 10-Q for the quarter ended March 31, 2016:

	Three Months Ended March 31, 2016
	As Reported	Enviva Pellets Sampson, LLC	Total (Recast)
Cash and cash equivalents	$3,636	$—	$3,636
Property, plant and equipment, net of accumulated depreciation	401,214	99,424	500,638
Goodwill and intangibles	85,615	—	85,615
Other assets	77,237	638	77,875

Total assets	$567,702	$100,062	$667,764

Accounts payable and accrued liabilities	$36,156	$19,766	$55,922
Total long-term debt	207,160	—	207,160
Other liabilities	1,727	—	1,727

Total liabilities	245,043	19,766	264,809
Partners' capital	322,659	80,296	402,955

Total liabilities and partners' capital	$567,702	$100,062	$667,764

        The following table presents the changes to previously reported amounts in the unaudited interim condensed consolidated statements of income for the three months ended March 31, 2016 included in the Partnership's quarterly report on Form 10-Q for the quarter ended March 31, 2016:

	Three Months Ended March 31, 2016
	As Reported	Enviva Pellets Sampson, LLC	Total (Recast)
Net revenue	$107,252	$—	$107,252
Net income (loss)	7,479	(1,933)	5,546
Less net loss attributable to noncontrolling partners' interests	15	978	993
Net income attributable to Enviva Partners, LP	7,494	(955)	6,539
Net loss attributable to general partner	—	(955)	(955)
Net income attributable to Enviva Partners, LP limited partners	7,494	—	7,494

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

(2) Transactions Between Entities Under Common Control (Continued)

        The following table presents the changes to previously reported amounts in the unaudited interim condensed consolidated statement of cash flows for the three months ended March 31, 2016 included in the Partnership's quarterly report on Form 10-Q for the quarter ended March 31, 2016:

	Three Months Ended March 31, 2016
	As Reported	Enviva Pellets Sampson, LLC	Total (Recast)
Net cash provided by (used in) operating activities	$20,804	$(1,413)	$19,391
Net cash used in investing activities	(1,853)	(10,401)	(12,254)
Net cash (used in) provided by financing activities	(17,490)	11,861	(5,629)

Net increase (decrease) in cash and cash equivalents	$1,461	$47	$1,508

(3) Significant Risks and Uncertainties Including Business and Credit Concentrations

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

        The Partnership's primary industrial customers are located in the United Kingdom, Denmark and Belgium. Three customers accounted for 97% of the Partnership's product sales during the three months ended March 31, 2017 and two customers accounted for 91% of the Partnership's product sales during the three months ended March 31, 2016. The following table shows product sales to third-party customers that accounted for 10% or a greater share of consolidated product sales for each of the three months ended:

	March 31, 2017	March 31, 2016 (Recast)
Customer A	62%	76%
Customer B	19%	15%
Customer C	—%	—%
Customer D	16%	—%

        The Partnership's cash and cash equivalents are placed in or with various financial institutions. The Partnership has not experienced any losses on such accounts and does not believe it has any significant risk in this area.

(4) Restricted Cash

        As of March 31, 2017, cash of $0.9 million is restricted as to withdrawal and use pursuant to a security agreement. The unused portion of the restricted cash balance will be returned to the Partnership upon satisfaction of all obligations. There was no restricted cash as of December 31, 2016.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

(5) Property, Plant and Equipment

        Property, plant and equipment consisted of the following at:

	March 31, 2017	December 31, 2016
Land	$13,492	$13,492
Land improvements	42,207	42,148
Buildings	137,092	137,092
Machinery and equipment	384,317	382,740
Vehicles	568	513
Furniture and office equipment	5,134	5,113

	582,810	581,098
Less accumulated depreciation	(88,784)	(80,768)

	494,026	500,330
Construction in progress	17,881	16,088

Total property, plant and equipment, net	$511,907	$516,418

        Total depreciation expense was $8.4 million and $6.1 million for the three months ended March 31, 2017 and 2016, respectively.

(6) Inventories

        Inventories consisted of the following at:

	March 31, 2017	December 31, 2016
Raw materials and work-in-process	$8,106	$7,689
Consumable tooling	12,716	11,978
Finished goods	9,958	10,097

Total inventories	$30,780	$29,764

(7) Derivative Instruments

        The Partnership uses derivative instruments to partially offset its business exposure to foreign currency exchange and interest rate risk. The Partnership may enter into foreign currency forward and option contracts to offset some of the foreign currency exchange risk on expected future cash flows on certain forecasted revenue and interest rate swaps to offset some of the interest rate risk on expected future cash flows on certain borrowings. The Partnership's derivative instruments expose it to credit risk to the extent that hedge counterparties may be unable to meet the terms of the applicable derivative instrument. The Partnership seeks to mitigate such risks by limiting its counterparties to major financial institutions. In addition, the Partnership monitors the potential risk of loss with any one counterparty resulting from credit risk. Management does not expect material losses as a result of defaults by

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

(7) Derivative Instruments (Continued)

counterparties. The Partnership uses derivative instruments to manage cash flow and does not enter into derivative instruments for speculative or trading purposes.

Cash Flow Hedges

  Foreign Currency Exchange Risk

        The Partnership is exposed to fluctuations in foreign currency exchange rates related to off-take contracts that require future deliveries of wood pellets to be settled in British Pound Sterling ("GBP"). Deliveries under these off-take contracts are expected to begin in late 2017 and 2019. The Partnership has and may continue to enter into foreign currency forward contracts, purchased option contracts or other instruments to partially manage this risk and has designated and may continue to designate these instruments as cash flow hedges.

        For these cash flow hedges, the effective portion of the gain or loss on the change in fair value is initially reported as a component of accumulated other comprehensive income in partners' capital and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss, if any, is reported in earnings in the current period. The Partnership considers its cash flow hedges to be highly effective at inception.

        The Partnership's outstanding cash flow hedges at March 31, 2017 expire on dates between 2017 and 2021.

  Interest Rate Risk

        The Partnership is exposed to fluctuations in interest rates on borrowings under its Senior Secured Credit Facilities. The Partnership entered into a pay-fixed, receive-variable interest rate swap in September 2016 to hedge the interest rate risk associated with its variable rate borrowings under its Senior Secured Credit Facilities. The Partnership elected to discontinue hedge accounting as of December 14, 2016 following the repayment of a portion of its outstanding indebtedness under its Senior Secured Credit Facilities, and subsequently re-designated the interest rate swap for the remaining portion of such outstanding indebtedness during the three months ended March 31, 2017. The Partnership's interest rate swap expires concurrently with the maturity of the Senior Secured Credit Facilities in April 2020.

        The counterparty to the Partnership's interest rate swap is a major financial institution.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

(7) Derivative Instruments (Continued)

        The fair values of cash flow hedging instruments included in the unaudited interim condensed consolidated balance sheet as of March 31, 2017 were as follows:

	Balance Sheet Location	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Forward contracts:
Foreign currency exchange forward contracts	Prepaid and other current assets	$291	$—
Foreign currency exchange forward contracts	Other long-term assets	321	—
Foreign currency exchange forward contracts	Other current liabilities	—	2
Foreign currency exchange forward contracts	Other long-term liabilities	—	363
Purchased options:
Foreign currency purchased option contracts	Prepaid and other current assets	20	—
Foreign currency purchased option contracts	Other long-term assets	1,049	—
Interest rate swap:
Interest rate swap	Other current assets	6	—
Interest rate swap	Other long-term assets	514	—

Total derivatives designated as hedging instruments		$2,201	$365

Derivatives not designated as hedging instruments:
Forward contracts	Prepaid and other current assets	$5	$—

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

(7) Derivative Instruments (Continued)

        The fair values of cash flow hedging instruments included in the condensed consolidated balance sheet as of December 31, 2016 were as follows:

	Balance Sheet Location	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Forward contracts:
Foreign currency exchange forward contracts	Prepaid and other current assets	$188	$—
Foreign currency exchange forward contracts	Other long-term assets	632	—
Foreign currency exchange forward contracts	Other long-term liabilities	—	51
Purchased options:
Foreign currency purchased option contracts	Other long-term assets	626	—

Total derivatives designated as hedging instruments		$1,446	$51

Derivatives not designated as hedging instruments:
Interest rate swap	Other long-term assets	$484	$—

        The effects of instruments designated as cash flow hedges, the related changes in accumulated other comprehensive income and the gains and losses in income for the three months ended March 31, 2017 were as follows:

	Amount of Gain (Loss) in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign exchange contracts	$230	Product sales	$—	Product sales	$(2)
Foreign exchange contracts	19	Other revenue	—	Other revenue	—
Purchased options	(511)	Product sales	—	Product sales	—
Interest rate swap	60	Other income (expense)	(57)	Other income (expense)	11

        The estimated net amount of existing gains and losses in accumulated other comprehensive income associated with derivative instruments expected to be transferred to the consolidated statements of income during the next twelve months is a gain of approximately $0.1 million, net.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

(7) Derivative Instruments (Continued)

        The notional amounts of outstanding derivative instruments designated as cash flow hedges associated with outstanding or unsettled derivative instruments as of March 31, 2017 were as follows:

Foreign exchange forward contracts	£32,370
Foreign exchange purchased option contracts	£18,610
Foreign exchange forward contracts	€3,800
Interest rate swap	$47,220

        The notional amounts of outstanding derivative instruments designated as cash flow hedges associated with outstanding or unsettled derivative instruments as of December 31, 2016 were as follows:

Foreign exchange forward contracts	£25,270
Foreign exchange purchased option contracts	£8,160

        The Partnership did not have derivative instruments designated as cash flow hedges during the three months ended March 31, 2016.

(8) Fair Value Measurements

        The amounts reported in the unaudited interim condensed consolidated balance sheets as cash and cash equivalents, accounts receivable, related-party receivables, prepaid expenses and other current assets, accounts payable, related-party payables and accrued and other current liabilities approximate fair value because of the short-term nature of these instruments.

        Derivative instruments and long-term debt and capital lease obligations, including the current portion, are classified as Level 2 instruments due to the usage of market prices not quoted on active markets and other observable market data. The carrying amount of derivative instruments approximates fair value as of March 31, 2017 and December 31, 2016. The carrying amount and estimated fair value of long-term debt and capital lease obligations as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt and capital lease obligations including current portion	$345,078	$363,412	$350,795	$363,545

        The fair value of long-term debt and capital lease obligations is estimated based upon rates currently available for debt with similar terms and remaining maturities.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

(9) Goodwill and Other Intangible Assets

Intangible Assets

        Intangible assets consisted of the following at:

		March 31, 2017			December 31, 2016
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Favorable customer contracts	3 years	$8,700	$(7,468)	$1,232	$8,700	$(7,468)	$1,232
Wood pellet contract	6 years	1,750	(1,695)	55	1,750	(1,611)	139

Total intangible assets		$10,450	$(9,163)	$1,287	$10,450	$(9,079)	$1,371

        Intangible assets include favorable customer contracts acquired in connection with the Partnership's purchase of Green Circle Bio Energy, Inc. in January 2015. The Partnership also recorded payments made to acquire a six-year wood pellet contract with a European utility in 2010 as an intangible asset. These costs are recoverable through the future revenue streams generated from the associated contract and are closely related to the revenue from the customer contract. The Partnership amortizes the customer contract intangible assets as deliveries are completed during the respective contract terms. During the three months ended March 31, 2017 and 2016, $0.1 million and $0.8 million, respectively, were included in cost of goods sold in the accompanying unaudited interim condensed consolidated statements of income.

        The estimated aggregate maturities of amortization expense for the next five years are as follows:

April 1, 2017 through December 31, 2017	$979
Year ending December 31, 2018	308
Year ending December 31, 2019	—
Year ending December 31, 2020	—
Year ending December 31, 2021	—
Thereafter	—

Total	$1,287

(10) Assets Held for Sale

        The Partnership has a controlling interest in Enviva Pellets Wiggins, LLC ("Enviva Pellets Wiggins"), an entity that owns a wood pellet production plant in Stone County, Mississippi (the "Wiggins plant"). Enviva Pellets Wiggins is a joint venture controlled and consolidated by the Partnership. In December 2016, the Partnership, with the authorization of the Partnership's board of directors, initiated a plan, and entered into a purchase and sale agreement, to sell the Wiggins plant. In December 2016, the Partnership reclassified the Enviva Pellets Wiggins assets to current assets held for sale and ceased depreciation. On January 20, 2017, the purchase and sale agreement terminated when the buyer failed to pay the purchase price. As of March 31, 2017, all operations at the Wiggins plant

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

(10) Assets Held for Sale (Continued)

have ceased and the plant remains available for immediate sale. The Partnership remains in active negotiations with a buyer for the Enviva Pellets Wiggins assets.

(11) Long-Term Debt and Capital Lease Obligations

        Long-term debt, at carrying value which approximates fair value, and capital lease obligations is composed of the following:

	March 31, 2017	December 31, 2016
Senior Notes, net of unamortized discount and debt issuance of $6.0 million as of March 31, 2017 and $6.2 million as of December 31, 2016	$293,970	$293,797
Senior Secured Credit Facilities, Tranche A-1 Advances, net of unamortized discount and debt issuance costs of $1.4 million as of March 31, 2017 and December 31, 2016	41,166	41,651
Senior Secured Credit Facilities, Tranche A-3 Advances, net of unamortized discount and debt issuance costs of $0.1 million as of March 31, 2017 and $0.2 December 31, 2016	4,564	4,489
Senior Secured Credit Facilities, revolving credit commitments, at a Eurodollar Rate of 7.0% at December 31, 2016	—	6,500
Other loans	2,758	2,759
Capital leases	2,620	1,599

Total long-term debt and capital lease obligations	345,078	350,795
Less current portion of long-term debt and capital lease obligations	(4,676)	(4,109)

Long-term debt and capital lease obligations, excluding current installments	$340,402	$346,686

Senior Notes Due 2021

        On November 1, 2016, the Partnership and Enviva Finance Corp. (together with the Partnership, the "Issuers"), issued $300.0 million in aggregate principal amount of 8.5% senior unsecured notes due November 1, 2021 (the "Senior Notes") to eligible purchasers in a private placement under Rule 144A and Regulation S of the Securities Act of 1933, as amended (the "Senior Notes Offering"). Interest payments will be due semi-annually in arrears on May 1 and November 1, commencing May 1, 2017. The Partnership recorded $6.4 million in issue discounts and costs associated with the issuance of the Senior Notes, which have been recorded as a deduction to long-term debt and capital lease obligations.

        The Partnership used $139.6 million of the net proceeds from the Senior Notes, together with cash on hand, to pay a portion of the purchase price for the Sampson Drop-Down and $159.8 million to repay borrowings, including accrued interest, under the Senior Secured Credit Facilities.

        In connection with the Senior Notes Offering, the Partnership entered into a registration rights agreement among the Issuers, the guarantors of the Senior Notes and JP Morgan Securities LLC, as representative of the several initial purchasers of each series of the Senior Notes. Pursuant to the

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

(11) Long-Term Debt and Capital Lease Obligations (Continued)

registration rights agreement, the Issuers and the guarantors agreed to use commercially reasonable efforts to file a registration statement with the SEC to offer to exchange the Senior Notes for newly issued registered notes with terms substantially identical in all material respects to the Senior Notes (except that the registered notes will not be subject to restrictions on transfer) (the "Exchange Offer"), and cause the registration statement to become effective within 365 days of the closing date of the Senior Notes Offering. If the Exchange Offer is not completed on or before the 365th day following the Senior Notes Offering, the annual interest rate on the Senior Notes will increase by 0.25% per annum (with an additional 0.25% per annum increase for each subsequent 90-day period that such additional interest continues to accrue, up to a maximum total additional interest rate increase of 1.00% per annum).

        At any time prior to November 1, 2018, the Issuers may redeem up to 35% of the aggregate principal amount of the Senior Notes (including additional notes) at a redemption price of 108.5% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, in an amount not greater than the net cash proceeds of one or more equity offerings by the Partnership, provided that:

  •
  at least 65% of the aggregate principal amount of the notes issued under the indenture governing the Senior Notes (the "Indenture") on November 1, 2016, remains outstanding immediately after the occurrence of such redemption (excluding notes held by the Partnership and its subsidiaries); and

  •
  the redemption occurs within 120 days of the date of the closing of such equity offering(s).

        On and after November 1, 2018, the Issuers may redeem all or a portion of the Senior Notes at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest, if any, on the Senior Notes redeemed to the applicable redemption date (subject to the right of holders of record on the relevant record date to receive interest due on an interest payment date that is on or prior to the redemption date), if redeemed during the twelve-month period beginning November 1 on the years indicated below:

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

        As of March 31, 2017 and December 31, 2016, the Partnership was in compliance with all covenants and restrictions associated with, and no events of default existed under, the Indenture. The

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

(11) Long-Term Debt and Capital Lease Obligations (Continued)

Partnership's obligations under the Indenture are guaranteed by certain of the Partnership's subsidiaries and secured by liens on substantially all of the Partnership's assets.

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

        On December 11, 2015, the Partnership entered into the First Incremental Term Loan Assumption Agreement (the "Assumption Agreement") providing for $36.5 million of incremental borrowings (the "Incremental Term Advances" and, together with the Original Credit Facilities, the "Senior Secured Credit Facilities") under the Credit Agreement. The Incremental Term Advances consisted of (i) $10.0 million aggregate principal amount of Tranche A-3 advances and (ii) $26.5 million aggregate principal amount of Tranche A-4 advances. Enviva FiberCo, LLC ("Enviva FiberCo"), an affiliate and a wholly owned subsidiary of the sponsor, became a lender pursuant to the Credit Agreement with a purchase of $15.0 million aggregate principal amount of the Tranche A-4 advances, net of a 1.0% lender fee. On June 30, 2016, Enviva FiberCo assigned all of its rights and obligations in its capacity as a lender to a third party. The Partnership recorded $0.2 million as interest expense related to this indebtedness during the three months ended March 31, 2016.

        On October 17, 2016, the Partnership entered into a second amendment to the Credit Agreement (the "Second Amendment") under the Partnership's Senior Secured Credit Facilities. Following the consummation of the Sampson Drop-Down, the Second Amendment provided for an increase from $25.0 million to $100.0 million of the revolving credit commitments.

        On December 14, 2016, proceeds from the Senior Notes were used to repay all outstanding indebtedness, including accrued interest, of $74.7 million for Tranche A-2 and $26.5 million for Tranche A-4, under the Senior Secured Credit Facilities, and to repay a portion of the outstanding indebtedness, including accrued interest, of $53.6 million for Tranche A-1 and $5.1 million for Tranche A-3 under the Senior Secured Credit Facilities. For the year ended December 31, 2016, the Partnership recorded a $4.4 million loss on early retirement of debt obligation related to the repayments.

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

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

(11) Long-Term Debt and Capital Lease Obligations (Continued)

        The Partnership had $4.0 million of letters of credit outstanding under the letters of credit facilities as of March 31, 2017 and December 31, 2016. The letters of credit were issued in connection with contracts between the Partnership and third parties, in the ordinary course of business.

        The Partnership had $6.5 million outstanding under the revolving credit commitments as of December 31, 2016. The Partnership had no amount outstanding under the revolving credit commitments as of March 31, 2017.

        As of March 31, 2017 and December 31, 2016, the Partnership was in compliance with all covenants and restrictions associated with, and no events of default existed under, the Credit Agreement. The Partnership's obligations under the Credit Agreement are guaranteed by certain of the Partnership's subsidiaries and secured by liens on substantially all its assets.

(12) Related-Party Transactions

Management Services Agreement

        On April 9, 2015, the Partnership, Enviva Partners GP, LLC, its general partner (the "General Partner"), Enviva, LP, Enviva GP, LLC and certain subsidiaries of Enviva, LP (collectively, the "Service Recipients") entered into a five-year Management Services Agreement (the "MSA") with Enviva Management Company, LLC (the "Provider"), a wholly owned subsidiary of Enviva Holdings, LP, pursuant to which the Provider provides the Service Recipients with operations, general administrative, management and other services (the "Services"). Under the terms of the MSA, the Service Recipients are required to reimburse the Provider the amount of all direct or indirect internal or third-party expenses incurred, including without limitation: (i) the portion of the salary and benefits of the employees engaged in providing the Services reasonably allocable to the Service Recipients; (ii) the charges and expenses of any third party retained to provide any portion of the Services; (iii) office rent and expenses and other overhead costs incurred in connection with, or reasonably allocable to, providing the Services; (iv) amounts related to the payment of taxes related to the business of the Service Recipients; and (v) costs and expenses incurred in connection with the formation, capitalization, business or other activities of the Provider pursuant to the MSA.

        Direct or indirect internal or third-party expenses incurred are either directly identifiable or allocated to the Partnership by the Provider. The Provider estimates the percentage of salary, benefits, third-party costs, office rent and expenses and any other overhead costs incurred by the Provider associated with the Services to be provided to the Partnership. Each month, the Provider allocates the actual costs accumulated in the financial accounting system using these estimates. The Provider also charges the Partnership for any directly identifiable costs such as goods or services provided at the Partnership's request.

        During the three months ended March 31, 2017, the Partnership incurred $14.2 million related to the MSA. Of this amount, $10.5 million is included in cost of goods sold and $2.6 million is included in general and administrative expenses on the unaudited interim condensed consolidated statements of income. At March 31, 2017, $1.1 million incurred under the MSA is included in finished goods inventory.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

(12) Related-Party Transactions (Continued)

        During the three months ended March 31, 2016, the Partnership incurred $12.8 million related to the MSA. Of this amount, $8.0 million is included in cost of goods sold and $4.1 million is included in general and administrative expenses on the unaudited interim condensed consolidated statements of income. At March 31, 2016, $0.7 million incurred under the MSA is included in finished goods inventory.

        As of March 31, 2017 and December 31, 2016, the Partnership had $6.2 million and $10.6 million, respectively, included in related-party payables related to the MSA.

Common Control Transactions

        On December 14, 2016, the Hancock JV contributed to Enviva, LP all of the issued and outstanding limited liability company interests in Sampson for total consideration of $175.0 million (see Note 1, Description of Business and Basis of Presentation).

Enviva FiberCo, LLC

        The Partnership purchases raw materials from Enviva FiberCo. Raw material purchases during the three months ended March 31, 2017 and 2016 from Enviva FiberCo were $1.8 million and $0.9 million, respectively.

Related-Party Indemnification

        In connection with the Sampson Drop-Down, the Hancock JV agreed to indemnify the Partnership, its affiliates, and its respective officers, directors, managers, counsel, agents and representatives from all costs and losses arising from certain vendor liabilities and claims related to the construction of the Sampson plant. At March 31, 2017 and December 31, 2016, accrued liabilities related to such indemnifiable costs and losses included $6.4 million related to work performed by certain vendors. The Partnership recorded a corresponding related-party receivable from the Hancock JV of $6.4 million for reimbursement of these amounts (see Note 1, Description of Business and Basis of Presentation).

Terminal Services Agreement

        On December 14, 2016, Enviva, LP and Enviva Port of Wilmington, LLC ("Wilmington"), a wholly owned subsidiary of the Hancock JV, entered into a terminal services agreement pursuant to which wood pellets produced at the Sampson plant are transported by truck to the marine terminal in Wilmington, North Carolina (the "Wilmington terminal"), where they are received, stored and ultimately loaded onto oceangoing vessels for transport to the Partnership's customers. During the three months ended March 31, 2017, terminal services of $0.7 million were expensed and are included in cost of goods sold on the unaudited interim consolidated statements of operations. No terminal services were provided by the Wilmington terminal to the Partnership during the three months ended March 31, 2016.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

(12) Related-Party Transactions (Continued)

Biomass Purchase Agreement—Hancock JV

        On April 9, 2015, Enviva, LP entered into a master biomass purchase and sale agreement (the "Biomass Purchase Agreement") with the Hancock JV pursuant to which the Hancock JV sold to Enviva, LP, at a fixed price per metric ton, certain volumes of wood pellets per month. The Partnership sold the wood pellets purchased from the Hancock JV to customers under the Partnership's existing off-take contracts. Such confirmation was terminated on December 11, 2015.

        On September 26, 2016, Enviva, LP and Sampson entered into two confirmations under the Biomass Purchase Agreement pursuant to which Enviva, LP agreed to sell to Sampson 140,000 metric tons of wood pellets, and Sampson agreed to sell to Enviva, LP, 140,000 metric tons of wood pellets. The confirmation pursuant to which Enviva, LP agreed to sell wood pellets to Sampson under the Biomass Purchase Agreement was terminated in connection with the Sampson Drop-Down.

Biomass Option Agreement—Enviva Holdings, LP

        On February 3, 2017, Enviva, LP entered into a master biomass purchase and sale agreement and a confirmation thereto, each with the sponsor (together, the "Option Contract"), pursuant to which Enviva, LP has the option to purchase certain volumes of wood pellets from the sponsor, from time to time at a price per metric ton determined by reference to a market index. During the three months ended March 31, 2017, pursuant to the Option Contract, Enviva, LP purchased $1.6 million of wood pellets from the sponsor, which, after delivery to the customer, is included in cost of goods sold in the Partnership's unaudited interim condensed consolidated statements of income.

Related-Party Indebtedness

        On December 11, 2015, Enviva FiberCo became a lender pursuant to the Credit Agreement with a purchase of $15.0 million aggregate principal amount of the Tranche A-4 term advances, net of a 1.0% lender fee. On June 30, 2016, Enviva FiberCo assigned all of its rights and obligations in its capacity as a lender to a third party. The Partnership recorded $0.2 million as related-party interest expense related to this indebtedness during the three months ended March 31, 2016.

Related-Party Notes Payable

        On January 22, 2016, a noncontrolling interest holder in Enviva Pellets Wiggins became the holder of the $3.3 million Enviva Pellets Wiggins construction loan and working capital line. There were no changes to the terms of the loans. The loans were paid in full on the October 18, 2016 maturity date. Related-party interest expense associated with the related-party notes payable was insignificant during the three months ended March 31, 2016.

(13) Income Taxes

        The Partnership's U.S. operations are organized as limited partnerships and entities that are disregarded for federal and state income tax purposes. As a result, the Partnership is not subject to U.S. federal or most state income taxes. The partners and unitholders of the Partnership are liable for

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

(13) Income Taxes (Continued)

these income taxes on their share of the Partnership's taxable income. Some states impose franchise and capital taxes on the Partnership. Such taxes are not material to the consolidated financial statements and have been included in other income (expense) as incurred.

        As of March 31, 2017, the periods subject to examination for federal and state income tax returns are 2013 through 2016. The Partnership believes its income tax filing positions, including its status as a pass-through entity, would be sustained on audit and does not anticipate any adjustments that would result in a material change to its consolidated balance sheet. Therefore, no reserves for uncertain tax positions, interest or penalties have been recorded. For the three months ended March 31, 2017 and 2016, no provision for federal or state income taxes has been recorded in the consolidated financial statements.

(14) Partners' Capital

Allocations of Net Income

        The First Amended and Restated Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") contains provisions for the allocation of net income and loss to the unitholders of the Partnership and the General Partner. For purposes of maintaining partner capital accounts, the Partnership Agreement specifies that items of income and loss shall be allocated among the partners of the Partnership in accordance with their respective percentage ownership interest. Normal allocations according to percentage interests are made after giving effect, if any, to priority income allocations in an amount equal to incentive cash distributions allocated 100% to the General Partner.

Incentive Distribution Rights

        Incentive distribution rights ("IDRs") represent the right to receive increasing percentages (ranging from 15.0% to 50.0%) of quarterly distributions from operating surplus after distributions in amounts exceeding specified target distribution levels have been reached by the Partnership. The General Partner currently holds the IDRs, but may transfer these rights at any time.

At-the-Market Offering Program

        On August 8, 2016, the Partnership filed a prospectus supplement to the shelf registration filed with the SEC on June 24, 2016, for the registration of the continuous offering of up to $100.0 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of the offerings. In August 2016, the Partnership entered into an equity distribution agreement (the "Equity Distribution Agreement") with certain managers pursuant to which the Partnership may offer and sell common units from time to time through or to one or more of the managers, subject to the terms and conditions set forth in the Equity Distribution Agreement, of up to an aggregate sales amount of $100.0 million (the "ATM Program").

        During the three months ended March 31, 2017, the Partnership sold 63,577 common units under the Equity Distribution Agreement for net proceeds of $1.7 million, net of an insignificant amount of

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

(14) Partners' Capital (Continued)

commissions. Net proceeds from sales under the ATM Program were used for general partnership purposes. No common units were sold under the Equity Distribution Agreement during the three months ended March 31, 2016.

Sampson Drop-Down

        As partial consideration for the Sampson Drop-Down, the Partnership issued 1,098,415 unregistered common units at a price of $27.31 per unit, or $30.0 million of common units, to affiliates of John Hancock Life Insurance Company (see Note 2, Transactions Between Entities Under Common Control).

Cash Distributions to Unitholders

        Distributions that have been paid or declared related to the reporting period are considered in the determination of earnings per unit. The following table details the cash distribution paid or declared (in millions, except per unit amounts):

Quarter Ended	Declaration Date	Record Date	Payment Date	Distribution per Unit	Total Cash Distribution	Total Payment to General Partner for Incentive Distribution Rights
March 31, 2016	May 4, 2016	May 16, 2016	May 27, 2016	$0.5100	$12.6	$0.2
June 30, 2016	August 3, 2016	August 15, 2016	August 29, 2016	$0.5250	$13.0	$0.3
September 30, 2016	November 2, 2016	November 14, 2016	November 29, 2016	$0.5300	$13.3	$0.3
December 31, 2016	February 1, 2017	February 15, 2017	February 28, 2017	$0.5350	$14.1	$0.4
March 31, 2017	May 3, 2017	May 18, 2017	May 30, 2017	$0.5550	$14.6	$0.5

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

        The Partnership determines the amount of cash available for distribution for each quarter in accordance with the Partnership Agreement. The amount to be distributed to common unitholders, subordinated unitholders and IDR holders is based on the distribution waterfall set forth in the Partnership Agreement. Net earnings for the quarter are allocated to each class of partnership interest based on the distributions to be made. Additionally, if, during the subordination period, the Partnership does not have enough cash available to make the required minimum distribution to the common unitholders, the Partnership will allocate net earnings to the common unitholders based on the amount of distributions in arrears. When actual cash distributions are made based on distributions in arrears, those cash distributions will not be allocated to the common unitholders, as such earnings were allocated in previous quarters.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

(14) Partners' Capital (Continued)

Accumulated Other Comprehensive Income

        Comprehensive income consists of two components: net income and other comprehensive income. Other comprehensive income refers to revenue, expenses and gains and losses that under GAAP are included in comprehensive income but excluded from net income. The Partnership's other comprehensive income consists of unrealized gains and losses related to derivative instruments accounted for as cash flow hedges. There was no other comprehensive income for the three months ended March 31, 2016.

        The following table presents the changes in accumulated other comprehensive income for the three months ended March 31, 2017:

Unrealized Losses on Derivative Instruments
Balance at December 31, 2016	$595
Net unrealized losses	(740)
Reclassification of net gains to net income	(57)

Accumulated other comprehensive income	$(202)

Noncontrolling Interests—Enviva Pellets Wiggins, LLC

        The Partnership has a controlling interest in Enviva Pellets Wiggins. The Partnership and the former owners of Enviva Pellets Wiggins each initially held 10.0 million voting Series B units in the joint venture. The Partnership committed to invest up to $10.0 million in expansion and other capital for the Wiggins plant in return for 10.0 million non-voting Series A units in the joint venture. Due to the capital requirements of Enviva Pellets Wiggins, its board of managers approved the investment by the Partnership of up to an additional $10.0 million in return for 10.0 million Series A units and 10.0 million Series B units. At March 31, 2017 and December 31, 2016, the Partnership held 20.0 million of the 30.0 million outstanding Series B units, respectively, which accounted for a 67% controlling interest in Enviva Pellets Wiggins.

        A prior owner of Enviva Pellets Wiggins who is currently a holder of an interest in Series B units of Enviva Pellets Wiggins owns 0.5 million Series A units, which were acquired for a cash contribution of $0.5 million under an option granted as part of the formation of Enviva Pellets Wiggins. Board and voting control still resides with the Partnership.

        In December 2016, the Partnership executed a purchase and sale agreement to sell substantially all of the assets of Enviva Pellets Wiggins for consideration of $2.7 million, with the closing of the transaction scheduled for January 20, 2017. On January 20, 2017, the purchase and sale agreement terminated when the buyer failed to pay the purchase price and the Partnership ceased operations at the Wiggins plant (See Note 10, Assets Held for Sale). The Partnership remains in active negotiations with a buyer for the assets of Enviva Pellets Wiggins.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

(14) Partners' Capital (Continued)

Noncontrolling Interests—Hancock JV

        Sampson was a wholly owned subsidiary of the Hancock JV prior to the consummation of the Sampson Drop-Down. The Partnership's financial statements have been recast to include the financial results of Sampson as if the consummation of the Sampson Drop-Down had occurred on May 15, 2013, the date Sampson was originally organized. The Partnership's financial statements include the Hancock JV's noncontrolling interest for the periods prior to the consummation of the Sampson Drop-Down. The Partnership's unaudited interim condensed consolidated statements of income for the three months ended March 31, 2016 includes net losses of $1.0 million attributable to the noncontrolling interests in Sampson.

(15) Equity-Based Awards

        The following table summarizes information regarding phantom unit awards to employees of the Provider under the Enviva Partners, LP Long-Term Incentive Plan ("LTIP") who provide services to the Partnership (the "Affiliate Grants"):

	Phantom Units		Performance Based Phantom Units		Total Affiliate Grant Phantom Units
	Units	Weighted- Average Grant Date Fair Value (per Unit)(1)	Units	Weighted- Average Grant Date Fair Value (per Unit)(1)	Units	Weighted- Average Grant Date Fair Value (per Unit)(1)
Nonvested December 31, 2016	346,153	$19.32	235,355	$19.46	581,508	$19.37
Granted	266,662	$25.25	104,024	$25.25	370,686	$25.25
Forfeitures	—	$—	—	$—	—	$—
Vested	—	$—	—	$—	—	$—

Nonvested March 31, 2017	612,815	$21.90	339,379	$21.23	952,194	$21.66

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

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

(15) Equity-Based Awards (Continued)

        The following table summarizes information regarding phantom unit awards under the LTIP to certain non-employee directors of the General Partner (the "Director Grants"):

	Phantom Units		Performance-Based Phantom Units		Total Director Grants Phantom Units
	Units	Weighted- Average Grant Date Fair Value (per unit)(1)	Units	Weighted- Average Grant Date Fair Value (per unit)(1)	Units	Weighted- Average Grant Date Fair Value (per unit)(1)
Nonvested December 31, 2016	17,724	$22.57	—	$—	17,724	$22.57
Granted	15,840	$25.25	—	$—	15,840	$25.25
Forfeitures	—	$—	—	$—	—	$—
Vested	—	$—	—	$—	—	$—

Nonvested March 31, 2017	33,564	$23.83	—	$—	33,564	$23.83

(1)
Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.

        On February 3, 2017, Director Grants valued at $0.4 million were granted and vest on the first anniversary of the grant date, February 3, 2018. On May 4, 2017, the Director Grants that were nonvested at December 31, 2016 vested and common units were issued.

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

        In addition to the common and subordinated units, the Partnership has also identified the IDRs and phantom units as participating securities and uses the two-class method when calculating the net

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

(16) Net Income per Limited Partner Unit (Continued)

income per unit applicable to limited partners, which is based on the weighted-average number of common units and subordinated units outstanding during the period. Diluted net income per unit includes the effects of potentially dilutive time-based and performance-based phantom units on the Partnership's common units. Basic and diluted earnings per unit applicable to subordinated limited partners are the same because there are no potentially dilutive subordinated units outstanding.

        The following provides a reconciliation of net income and the assumed allocation of net income under the two-class method for purposes of computing net income per unit for the three months ended March 31, 2017 and 2016:

	Three Months ended March 31, 2017
	Common Units	Subordinated Units	General Partner
	(in thousands)
Weighted-average common units outstanding—basic	14,380	11,905	—
Effect of nonvested phantom units	848	—	—

Weighted-average common units outstanding—diluted	15,228	11,905	—

	Three Months Ended March 31, 2017
	Common Units	Subordinated Units	General Partner	Total
	(in thousands, except per unit amounts)
Distributions declared	$7,999	$6,607	$537	$15,143
Earnings less than distributions	(6,905)	(5,703)	—	(12,608)

Net income attributable to partners	$1,094	$904	$537	$2,535

Weighted-average units outstanding—basic	14,380	11,905
Weighted-average units outstanding—diluted	15,228	11,905
Net income per limited partner unit—basic	$0.08	$0.08
Net income per limited partner unit—diluted	$0.07	$0.08

	Three Months ended March 31, 2016
	Common Units	Subordinated Units	General Partner
	(in thousands)
Weighted-average common units outstanding—basic	12,852	11,905	—
Effect of nonvested phantom units	485	—	—

Weighted-average common units outstanding—diluted	13,337	11,905	—

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

(16) Net Income per Limited Partner Unit (Continued)

	Three Months Ended March 31, 2016
	Common Units	Subordinated Units	General Partner	Total
	(in thousands, except per unit amounts)
Distributions declared	$6,503	$6,072	$156	$12,731
Earnings less than distributions	(2,694)	(2,543)	—	(5,237)

Net income attributable to partners	$3,809	$3,529	$156	$7,494

Weighted-average units outstanding—basic	12,852	11,905
Weighted-average units outstanding—diluted	13,337	11,905
Net income per limited partner unit—basic	$0.30	$0.30
Net income per limited partner unit—diluted	$0.29	$0.29

(17) Subsequent Event

Enviva Port of Wilmington, LLC Acquisition

        The Partnership has agreed to purchase Wilmington from the Hancock JV for total consideration of $130.0 million. The acquisition of Wilmington (the "Wilmington Drop-Down") is expected to close on or about October 2, 2017 with an initial payment of $56.0 million and is subject to customary closing conditions. Wilmington owns the Wilmington terminal, a fully operational deep-water marine terminal in Wilmington, North Carolina. Wilmington is party to long-term terminal services agreements to receive, store and load wood pellets from the Sampson plant and wood pellets for the sponsor produced by a third party production plant. In addition, Wilmington has entered into a long-term terminal services agreement with the Hancock JV to receive, store and load wood pellets from the planned production plant in Hamlet, North Carolina (the "Hamlet plant"), expected to be completed by the sponsor in late 2018. Upon first deliveries to the Wilmington terminal from the Hamlet plant, the Partnership will make another payment of $74.0 million, subject to certain conditions.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Enviva Partners, LP, together with its subsidiaries ("we," "us," "our," or "the Partnership"), is a Delaware limited partnership formed on November 12, 2013. Our sponsor is Enviva Holdings, LP (and, where applicable, its wholly owned subsidiary Enviva Development Holdings, LLC) and references to our General Partner refer to Enviva Partners GP, LLC, a wholly owned subsidiary of our sponsor. References to the "Hancock JV" refer to Enviva Wilmington Holdings, LLC, a joint venture between our sponsor, Hancock Natural Resource Group, Inc. and certain other affiliates of John Hancock Life Insurance Company.

        The following discussion and analysis should be read in conjunction with Management's Discussion and Analysis in Part II-Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 Form 10-K"), as filed with the U.S. Securities and Exchange Commission (the "SEC"). Our 2016 Form 10-K contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates and contractual obligations. You should also read the following discussion and analysis together with the risk factors set forth in the 2016 Form 10-K and the factors described under "Cautionary Statement Regarding Forward-Looking Information" in this Quarterly Report on Form 10-Q.

Basis of Presentation

        The following discussion of our historical performance and financial condition is derived from our audited consolidated financial statements and unaudited interim condensed consolidated financial statements.

        On December 14, 2016, the Hancock JV contributed to Enviva, LP all of the issued and outstanding limited liability company interests in Enviva Pellets Sampson, LLC ("Sampson") for total consideration of $175.0 million. Sampson owns a wood pellet production plant in Sampson County, North Carolina (the "Sampson plant"). The acquisition (the "Sampson Drop-Down") also included two off-take contracts and related third-party shipping contracts.

        Our unaudited interim condensed consolidated financial statements for periods prior to December 14, 2016 have been retroactively recast to reflect the consummation of the Sampson Drop-Down as if it occurred on May 15, 2013, the date Sampson was originally organized. Entities contributed by or distributed to our sponsor or the Hancock JV are considered entities under common control and are recorded at historical cost with any excess consideration over cost being recorded as a distribution in partners' capital.

Business Overview

        We are the world's largest supplier by production capacity of utility-grade wood pellets to major power generators. We own and operate six industrial-scale production plants in the Southeastern United States that have a combined wood pellet production capacity of 2.8 million metric tons per year ("MTPY"). We also own a deep-water marine terminal at the Port of Chesapeake. All of our facilities are located in geographic regions with low input costs and favorable transportation logistics. Owning these cost-advantaged assets, the output from which is fully contracted, in a rapidly expanding industry provides us with a platform to generate stable and growing cash flows that should enable us to increase our per-unit cash distributions over time, which is our primary business objective.

        Our sales strategy is to fully contract the production capacity of the Partnership. During 2017, contracted volumes under our existing off-take contracts are approximately equal to the full production capacity of our production plants. Our off-take contracts provide for sales of 2.7 million metric tons ("MT") of wood pellets in 2017 and have a weighted-average remaining term of 9.8 years from April 1, 2017. We intend to continue expanding our business by taking advantage of the growing demand for our product that is driven by the conversion of coal-fired power generation and combined heat and power plants to co-fired or dedicated biomass-fired plants, principally in the United Kingdom and Northern Europe and, increasingly, in South Korea and Japan.

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

Adjusted EBITDA

        We view adjusted EBITDA as an important indicator of our financial performance. We define adjusted EBITDA as net income or loss excluding depreciation and amortization, interest expense, income tax expense, early retirement of debt obligations, non-cash unit compensation expense, asset impairments and disposals and certain items of income or loss that we characterize as unrepresentative of our ongoing operations. Adjusted EBITDA is a supplemental measure used by our management and other users of our financial statements, such as investors, commercial banks and research analysts, to assess the financial performance of our assets without regard to financing methods or capital structure.

Distributable Cash Flow

        We define distributable cash flow as adjusted EBITDA less maintenance capital expenditures and interest expense net of amortization of debt issuance costs and original issue discounts. We use distributable cash flow as a performance metric to compare the cash-generating performance of the Partnership from period to period and to compare the cash-generating performance for specific periods to the cash distributions (if any) that are expected to be paid to our unitholders. We do not rely on distributable cash flow as a liquidity measure.

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

        The following tables present a reconciliation of each of adjusted gross margin per metric ton, adjusted EBITDA and distributable cash flow to the most directly comparable GAAP financial measure for each of the periods indicated:

	Three Months Ended March 31,
	2017	2016 (Recast)
	(in thousands, except per metric ton)
Reconciliation of gross margin to adjusted gross margin per metric ton:
Metric tons sold	623	560
Gross margin	$18,476	$15,755
Depreciation and amortization	8,432	6,881

Adjusted gross margin	$26,908	$22,636

Adjusted gross margin per metric ton	$43.19	$40.42

	Three Months Ended March 31,
	2017	2016 (Recast)
	(in thousands)
Reconciliation of distributable cash flow and adjusted EBITDA to net income:
Net income	$2,502	$5,546
Add:
Depreciation and amortization	8,436	6,893
Interest expense	7,705	3,391
Non-cash unit compensation expense	1,714	681
Asset impairments and disposals	24	1
Transaction expenses	2,533	53

Adjusted EBITDA	22,914	16,565
Less:
Interest expense net of amortization of debt issuance costs and original issue discounts	7,324	2,945
Maintenance capital expenditures	452	725

Distributable cash flow attributable to Enviva Partners, LP	15,138	12,895
Less: Distributable cash flow attributable to incentive distribution rights	537	156

Distributable cash flow attributable to Enviva Partners, LP limited partners	$14,601	$12,739

Factors Impacting Comparability of Our Financial Results

        Our future results of operations and cash flows may not be comparable to our historical consolidated results of operations and cash flows, principally for the following reasons:

        Our sponsor contributed its interest in Sampson to us on December 14, 2016.    Our historical condensed consolidated financial statements have been retroactively recast to reflect the contribution of our sponsor's interest in Sampson as if the contributions had occurred on May 15, 2013, the date Sampson was originally organized. The recast amounts for the three months ended March 31, 2016 primarily include general and administrative expenses associated with plant development and commissioning costs incurred during the construction of the Sampson plant. We do not expect to incur these costs going forward as the plant began producing wood pellets during the fourth quarter of 2016.

        We began deliveries under a new long-term, firm off-take contract in December 2016.    In connection with the Sampson Drop-Down, the Hancock JV assigned us a ten-year take-or-pay off-take contract with DONG Energy Thermal Power A/S (the "DONG Contract"). The contract commenced September 1, 2016 and provides for sales of 360,000 MTPY for the first delivery year and 420,000 MTPY for years two through ten. The contract, accompanied by our increased production capacity from the Sampson plant, will have a material effect on our product sales and resulting gross margin.

        We issued $300.0 million in aggregate principal amount of senior unsecured notes in a private placement to eligible purchasers.    On November 1, 2016, we and Enviva Partners Finance Corp., a wholly owned subsidiary of the Partnership formed on October 3, 2016 for the purpose of being the co-issuer of the notes, issued $300.0 million in aggregate principal amount of 8.5% senior unsecured notes due November 1, 2021 (the "Senior Notes") to eligible purchasers in a private placement under Rule 144A and Regulation S of the Securities Act of 1933, as amended (the "Securities Act"), which resulted in net proceeds of $293.6 million after deducting estimated expenses and underwriting discounts of $6.4 million. On December 14, 2016, a portion of the net proceeds from the Senior Notes, together with cash on hand and the issuance of 1,098,415 unregistered common units representing limited partnership interests in the Partnership (the "common units") at a value of $27.31 per unit, or $30.0 million of common units, to affiliates of John Hancock Life Insurance Company, funded the consideration payable for the Sampson Drop-Down. The remainder of the net proceeds from the Senior Notes were used to repay certain outstanding term loan indebtedness under our Senior Secured Credit Facilities. As a result, our unaudited interim condensed consolidated financial statements reflect the outstanding debt and interest expense associated with the Senior Notes.

        We repaid a portion of the Original Credit Facilities and increased the capacity of our revolving credit facility.    On April 9, 2015, we entered into a credit agreement (the "Credit Agreement") providing for a $199.5 million aggregate principal amount of senior secured credit facilities (the "Original Credit Facilities"). We entered into an assumption agreement on December 11, 2015, providing for $36.5 million of incremental term loan borrowings (the "Incremental Term Advances" and, together with the Original Credit Facilities, the "Senior Secured Credit Facilities") under the Credit Agreement. In October 2016, we entered into a second amendment to the Credit Agreement (the "Second Amendment"), which became effective upon the closing of the Sampson Drop-Down. Upon the consummation of the Sampson Drop-Down, a portion of the net proceeds from the Senior Notes, together with cash on hand, were used to repay in full the outstanding principal and accrued interest on the Tranche A-2 and Tranche A-4 borrowings and to repay a portion of the outstanding principal and accrued interest on the Tranche A-1 and Tranche A-3 borrowings under the Senior Secured Credit Facilities. Following the consummation of the Sampson Drop-Down and repayment of a portion of the Senior Secured Credit Facilities, the limit under our revolving credit commitments was increased from $25.0 million to $100.0 million pursuant to the Second Amendment.

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

How We Generate Revenue

Overview

        We primarily earn revenue by supplying wood pellets to our customers under off-take contracts, the majority of the commitments under which are long-term in nature. We refer to the structure of our contracts as "take-or-pay" because they include a firm obligation to take a fixed quantity of product at a stated price and provisions that ensure we will be compensated in the case of a customer's failure to accept all or a part of the contracted volumes or termination of the contract. Each contract defines the annual volume of wood pellets that a customer is required to purchase and we are required to sell, the fixed price per metric ton for product satisfying a base net calorific value and other technical specifications. These prices are fixed for the entire term, subject to annual inflation-based adjustments and price escalators, as well as, in some instances, price adjustments for product specifications and changes in underlying costs. In addition to sales of our product under these long-term, take-or-pay contracts, we routinely sell volumes under shorter-term contracts which range in volume and tenor and, in some cases, may include only one specific shipment. Because each of our contracts is a bilaterally negotiated agreement, our revenue over the duration of these contracts does not generally follow spot market pricing trends. Our revenue from the sale of wood pellets is recognized when the goods are shipped, title passes, the sales price to the customer is fixed, and collectability is reasonably assured.

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

        The majority of the wood pellets we supply to our customers is produced at our production plants. These sales are included in "Product sales." We also fulfill our contractual commitments and take advantage of dislocations in market supply and demand by purchasing from and selling to third-party market participants, including, in some cases, our customers. In these back-to-back transactions, where title and risk of loss are immediately transferred to the ultimate purchaser, revenue is recorded net of costs paid to the third-party supplier. This revenue is included in "Other revenue."

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

Contracted Backlog

        As of April 1, 2017, we had approximately $5.6 billion of product sales backlog for firm contracted product sales to power generators. Backlog represents the revenue to be recognized under existing contracts assuming deliveries occur as specified in the contracts. Contracted future product sales denominated in foreign currencies, excluding revenue hedged with foreign currency forward contracts, are included in U.S. Dollars at April 3, 2017 forward rates.

        Our expected future product sales revenue under our contracted backlog as of April 1, 2017 is as follows (in millions):

Period from April 1, 2017 to December 31, 2017	$347
Year ending December 31, 2018	508
Year ending December 31, 2019 and thereafter	4,762

Total product sales contracted backlog	$5,617

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

        Distribution costs include all transport costs from our plants to our port locations, any storage or handling costs while the product remains at port and shipping costs related to the delivery of our product from our port locations to our customers. Both the strategic location of our plants and our ownership or control of our deep-water terminals has allowed for the efficient and cost-effective transportation of our wood pellets. We seek to mitigate shipping risk by entering into long-term, fixed-price shipping contracts with reputable shippers matching the terms and volumes of our contracts for which we are responsible for arranging shipping. Certain of our off-take contracts include pricing adjustments for volatility in fuel prices, which allow us to pass the majority of fuel price-risk associated with shipping through to our customers.

        Additionally, as deliveries are made during the applicable contract term, we amortize the purchase price of acquired customer contracts that were recorded as intangibles.

        Raw material, production and distribution costs associated with delivering our wood pellets to our deep-water terminals and third-party wood pellet purchase costs are capitalized as a component of inventory. Fixed production overhead, including the related depreciation expense, is allocated to inventory based on actual wood pellet production. These costs are reflected in cost of goods sold when inventory is sold. Distribution costs associated with shipping our wood pellets to our customers and amortization of favorable contracts are expensed as incurred. Our inventory is recorded using the first-in, first-out method ("FIFO"), which requires the use of judgment and estimates. Given the nature of our inventory, the calculation of cost of goods sold is based on estimates used in the valuation of the FIFO inventory and in determining the specific composition of inventory that is sold to each customer.

General and Administrative Expenses

        We and our General Partner are party to a Management Services Agreement (the "MSA") with Enviva Management Company, LLC ("Enviva Management"). Under the MSA, direct or indirect, internal or third-party expenses incurred are either directly identifiable or allocated to us. Enviva Management estimates the percentage of employee salary and related benefits, third-party costs, office rent and expenses and any other overhead costs to be provided to us. Each month, Enviva Management allocates the actual costs accumulated in the financial accounting system using these estimates. Enviva Management also charges us for any directly identifiable costs such as goods or services provided at our request. We believe Enviva Management's assumptions and allocations have been made on a reasonable basis and are the best estimate of the costs that we would have incurred on a stand-alone basis.

        Our unaudited interim condensed consolidated financial statements have been recast to reflect the contribution of our sponsor's interest in Sampson as if the contribution had occurred on May 15, 2013, the date Sampson was originally organized. We do not develop plants or ports within the Partnership and therefore we do not incur startup and commissioning costs or overhead costs related to construction activities. Prior to the consummation of the Sampson Drop-Down, Sampson incurred general and administrative costs related to plant development activities, which included startup and commissioning costs as well as incremental overhead costs related to construction activities. We do not expect to incur these costs going forward as the plant began producing wood pellets during the fourth quarter of 2016.

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

	Three Months Ended March 31,
	2017	2016 (Recast)	Change
	(in thousands)
Product sales	$119,047	$103,445	$15,602
Other revenue	3,076	3,807	(731)

Net revenue	122,123	107,252	14,871
Cost of goods sold, excluding depreciation and amortization	95,215	84,616	10,599
Depreciation and amortization	8,432	6,881	1,551

Total cost of goods sold	103,647	91,497	12,150

Gross margin	18,476	15,755	2,721
General and administrative expenses	8,325	6,950	1,375

Income from operations	10,151	8,805	1,346
Interest expense	(7,705)	(3,182)	4,523
Related-party interest expense	—	(209)	(209)
Other income	56	132	(76)

Net income	2,502	5,546	(3,044)
Less net loss attributable to noncontrolling partners' interests	33	993	(960)

Net income attributable to Enviva Partners, LP	$2,535	$6,539	$(4,004)

Product sales

        Revenue related to product sales (either produced by us or procured from a third party) increased by $15.6 million from $103.4 million for the three months ended March 31, 2016 to $119.0 million for the three months ended March 31, 2017. The increase was primarily attributable to greater sales volumes, primarily relating to tons sold under the DONG Contract that we acquired in connection with the Sampson Drop-Down.

Other revenue

        Other revenue decreased to $3.1 million for the three months ended March 31, 2017 from $3.8 million for the three months ended March 31, 2016. The decrease in other revenue was primarily attributable to a $1.7 million payment received during the three months ended March 31, 2016 from a third-party supplier who elected to terminate a short-term wood pellet supply agreement. The decrease in other revenue was partially offset by an increase in shipments purchased from and sold to third-party market participants. The three months ended March 31, 2017 included $2.6 million of other revenue from shipments purchased from third-party market participants and sold to our long-term off-take customers, compared to $1.2 million purchased from third-party market participants and sold on an opportunistic basis during the three months ended March 31, 2016. In these back-to-back transactions, title and risk of loss immediately transfers to the ultimate purchasers; accordingly, such transactions are presented on a net basis. Other revenue also includes revenue derived from terminal services and certain professional fees.

Cost of goods sold

        Cost of goods sold increased to $103.6 million for the three months ended March 31, 2017 from $91.5 million for the three months ended March 31, 2016. The $12.2 million increase was primarily attributable to increased sales volumes and increased depreciation expense. The three months ended March 31, 2017 included approximately $2.2 million of depreciation expense related to machinery and equipment at the Sampson plant. There was no depreciation expense incurred during the three months ended March 31, 2016 related to the Sampson plant.

Gross margin

        We earned gross margin of $18.5 million and $15.8 million for the three months ended March 31, 2017 and 2016, respectively. The gross margin increase of $2.7 million was primarily attributable to the following:

  •
  A $2.3 million increase in gross margin due to higher sales volumes. Our wood pellet sales volumes increased by approximately 63,000 MT during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, representing an 11% increase principally attributable to sales under the DONG Contract acquired as part of the Sampson Drop-Down.

  •
  A $2.1 million increase in gross margin during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 due to the mix of customer and shipping contracts.

  •
  A $0.7 million increase in gross margin due to lower amortization costs as acquired contracts reach the end of their respective contract terms.

        Offsetting the above were:

  •
  An increase in depreciation expense during the three months ended March 31, 2017, which decreased gross margin by $2.2 million as compared to the three months ended March 31, 2016. The increase is attributable to depreciation expense related to machinery and equipment at the Sampson plant.

  •
  A $0.8 million decrease in gross margin due to higher production costs during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The increase was primarily attributable to lower plant utilization during the three months ended March 31, 2017. The increased production costs were partially offset by lower raw material costs during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

  •
  A $0.7 million decrease in gross margin due to lower other revenue during the three months ended March 31, 2017 as described above under the heading "Other revenue."

Adjusted gross margin per metric ton

	Three Months Ended March 31,
	2017	2016 (Recast)	Change
	(in thousands, except per metric ton)
Metric tons sold	623	560	63
Gross margin	$18,476	$15,755	$2,721
Depreciation and amortization	8,432	6,881	1,551

Adjusted gross margin	$26,908	$22,636	$4,272

Adjusted gross margin per metric ton	$43.19	$40.42	$2.77

        We earned an adjusted gross margin of $26.9 million, or $43.19 per MT, for the three months ended March 31, 2017 and an adjusted gross margin of $22.6 million, or $40.42 per MT, for the three months ended March 31, 2016. The factors impacting adjusted gross margin per metric ton are described above under the heading "Gross margin."

General and administrative expenses

        General and administrative expenses were $8.3 million for the three months ended March 31, 2017 and $7.0 million for the three months ended March 31, 2016.

        During the three months ended March 31, 2017, general and administrative expenses included allocated expenses of $2.6 million that were incurred under the MSA, $1.4 million of direct expenses, $1.7 million of non-cash unit compensation expense associated with unit-based awards, $1.6 million related to transaction expenses on consummated and unconsummated transactions and $1.0 million of expenses associated with the cessation of operations of the wood pellet production plant owned by Enviva Pellets Wiggins, LLC.

        During the three months ended March 31, 2016, general and administrative expenses included allocated expenses of $3.0 million that were incurred under the MSA, $1.5 million related to plant development activities prior to the consummation of the Sampson Drop-Down, $1.7 million of direct expenses, $0.7 million of non-cash unit compensation expense associated with unit-based awards and $0.1 million related to transaction expenses.

Interest expense

        We incurred $7.7 million of interest expense during the three months ended March 31, 2017, and $3.2 million of interest expense during the three months ended March 31, 2016. The increase in interest expense was primarily attributable to our increase in long-term debt outstanding. Please read "—Senior Notes Due 2021" below.

Related-party interest expense

        On December 11, 2015, under our Senior Secured Credit Facilities, we obtained incremental borrowings in the amount of $36.5 million. Enviva FiberCo, LLC, an affiliate and a wholly owned subsidiary of our sponsor ("Enviva FiberCo"), became a lender with the purchase of $15.0 million aggregate principal amount of the incremental borrowing advances. On June 30, 2016, Enviva FiberCo assigned all of its rights and obligations in its capacity as a lender to a third party. We incurred $0.2 million of related-party interest expense during the three months ended March 31, 2016. We did not incur related-party interest expense during the three months ended March 31, 2017.

Adjusted EBITDA

	Three Months Ended March 31,
	2017	2016 (Recast)	Change
	(in thousands)
Reconciliation of adjusted EBITDA to net income:
Net income	$2,502	$5,546	$(3,044)
Add:
Depreciation and amortization	8,436	6,893	1,543
Interest expense	7,705	3,391	4,314
Non-cash unit compensation expense	1,714	681	1,033
Asset impairments and disposals	24	1	23
Transaction expenses	2,533	53	2,480

Adjusted EBITDA	$22,914	$16,565	$6,349

        We generated adjusted EBITDA of $22.9 million for the three months ended March 31, 2017 compared to adjusted EBITDA of $16.6 million for the three months ended March 31, 2016. The $6.3 million increase in adjusted EBITDA was primarily attributable to the $4.3 million increase in adjusted gross margin described above.

Distributable Cash Flow

        The following is a reconciliation of adjusted EBITDA to distributable cash flow:

	Three Months Ended March 31,
	2017	2016 (Recast)	Change
	(in thousands)
Adjusted EBITDA	$22,914	$16,565	$6,349
Less:
Interest expense net of amortization of debt issuance costs and original issue discount	7,324	2,945	4,379
Maintenance capital expenditures	452	725	(273)

Distributable cash flow attributable to Enviva Partners, LP	15,138	12,895	2,243
Less: Distributable cash flow attributable to incentive distribution rights	537	156	381

Distributable cash flow attributable to Enviva Partners, LP limited partners	$14,601	$12,739	$1,862

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

        Our minimum quarterly distribution is $0.4125 per common and subordinated unit per quarter, which equates to approximately $10.8 million per quarter, or approximately $43.4 million per year, based on the number of common and subordinated units outstanding as of April 1, 2017, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses. Because it is our intent to distribute at least the minimum quarterly distribution on all of our units on a quarterly basis, we expect that we will rely upon external financing sources, including bank borrowings and the issuance of debt and equity securities, to fund future acquisitions and expansions.

Non-cash Working Capital

        Non-cash working capital is the amount by which current assets, excluding cash, exceed current liabilities, and is a measure of our ability to pay our liabilities as they become due. Our non-cash working capital was $28.9 million at March 31, 2017 and $51.9 million at December 31, 2016. The primary components of changes in non-cash working capital were the following:

  Accounts receivable, net and related-party receivables

        Accounts receivable, net of allowance for doubtful accounts and related-party receivables, decreased non-cash working capital by $28.9 million during the three months ended March 31, 2017 as compared to December 31, 2016, primarily due to the timing, volume and size of product shipments. Related-party receivables at December 31, 2016 included $1.6 million related to the Sampson Drop-Down.

  Inventories

        Our inventories consist of raw materials, work-in-process, consumable tooling and finished goods. Inventories increased slightly to $30.8 million at March 31, 2017, from $29.8 million at December 31, 2016. The $1.0 million increase was primarily attributable to an increase in our consumable tooling inventories to support planned production levels.

  Accounts payable, related-party payables, accrued liabilities and related-party accrued liabilities

        The decrease in accounts payable, related-party payables and accrued liabilities at March 31, 2017 as compared to December 31, 2016 increased non-cash working capital by $10.0 million and was primarily attributable to a decrease in shipping and trading sales liabilities due to timing and volume of product shipments. Related-party payables at March 31, 2017 consisted of $6.2 million related to the MSA compared to $10.2 million related to the MSA at December 31, 2016.

  Current portion of interest payable

        The increase in the current portion of interest payable at March 31, 2017 compared to December 31, 2016 decreased non-cash working capital by $6.4 million. The current portion of interest payable is primarily related to accrued interest on our Senior Notes. Please read "—Senior Notes Due 2021" below.

Cash Flows

        The following table sets forth a summary of our net cash flows from operating, investing and financing activities for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016 (Recast)
	(in thousands)
Net cash provided by operating activities	$35,928	$19,391
Net cash used in investing activities	(5,656)	(12,254)
Net cash used in financing activities	(18,825)	(5,629)

Net increase in cash and cash equivalents	$11,447	$1,508

Cash Provided by Operating Activities

        Net cash provided by operating activities was $35.9 million for the three months ended March 31, 2017 compared to $19.4 million for the three months ended March 31, 2016. The increase of $16.5 million was attributable to the following:

  •
  A $6.3 million increase in Adjusted EBITDA during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase in Adjusted EBITDA was attributable to the factors described above under "—Results of Operations—Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016."

  •
  A $26.7 million decrease in accounts receivable, net and related-party receivables during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 due to the number of shipments from our own production plants and shipments purchased and sold during December 2016. The decrease in accounts receivable was partially offset by a $15.1 million decrease in accounts payable, related-party payables and accrued liabilities primarily attributable to the aforementioned shipments and purchase and sale transactions from December 2016 that were paid during the three months ended March 31, 2017.

Cash Used in Investing Activities

        Net cash used in investing activities was $5.7 million for the three months ended March 31 2017 compared to $12.3 million for the three months ended March 31, 2016. The decrease in cash used in investing activities of $6.6 million was related to a decrease in purchases of property, plant and equipment as a result of the completion of construction of our Sampson plant, which commenced operations during the fourth quarter of 2016. Of the $5.7 million used for property, plant and equipment during the three months ended March 31, 2017, approximately $1.6 million related to projects intended to increase the production capacity of our plants, $0.5 million was used to maintain our equipment and machinery and $3.6 million related to construction costs at our Sampson plant.

Cash Used in Financing Activities

        Net cash used in financing activities was $18.8 million for the three months ended March 31, 2017 compared to $5.6 million for the three months ended March 31, 2016. Net cash used in financing activities for the three months ended March 31, 2017 primarily consisted of $17.2 million of repayments for our debt and capital lease obligations and $14.8 million of distributions paid to our unitholders, partially offset by $10.0 million in proceeds from borrowings under our Senior Secured Credit Facilities.

        Net cash used in financing activities for the three months ended March 31, 2016 primarily consisted of repayments of principal on debt of $29.3 million, cash distributions to our unitholders of $11.6 million and a $5.0 million distribution to our sponsor. These amounts were partially offset by proceeds from borrowings under our Senior Secured Credit Facilities of $28.5 million and capital contributions made by the Hancock JV prior to the Sampson Drop-Down of $11.9 million.

Senior Notes Due 2021

        On November 1, 2016, we and Enviva Partners Finance Corp. issued the Senior Notes to eligible purchasers in a private placement under Rule 144A and Regulation S of the Securities Act, which resulted in net proceeds of $293.6 million after deducting estimated expenses and underwriting discounts of approximately $6.4 million. On December 14, 2016, a portion of the net proceeds from the Senior Notes, together with cash on hand and the issuance of $30.0 million in common units to the Hancock JV, funded the consideration payable in connection with the Sampson Drop-Down. The remainder of the net proceeds from the Senior Notes was used to repay certain outstanding term loan indebtedness under our Senior Secured Credit Facilities. We were in compliance with the covenants and restrictions associated with, and no events of default existed under the indenture governing our Senior Notes as of March 31, 2017. The Senior Notes are guaranteed jointly and severally, on a senior unsecured basis by substantially all of our existing subsidiaries and our future restricted subsidiaries that guarantee certain of our indebtedness.

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

        On December 11, 2015, we entered into the First Incremental Term Loan Assumption Agreement (the "Assumption Agreement") providing for the Incremental Term Advances under the Credit Agreement. The Incremental Term Advances consist of (i) $10.0 million aggregate principal amount of Tranche A-3 advances and (ii) $26.5 million aggregate principal amount of Tranche A-4 advances.

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

        On December 14, 2016, proceeds from the Senior Notes were used to repay all outstanding indebtedness, including accrued interest, of $74.7 million for Tranche A-2 and $26.5 million for Tranche A-4 under the Senior Secured Credit Facilities and to repay a portion of the outstanding indebtedness, including accrued interest, of $53.6 million for Tranche A-1 and $5.1 million for

Tranche A-3, under the Senior Secured Credit Facilities. For the year ended December 31, 2016, the Partnership recorded a $4.4 million loss on early retirement of debt obligations related to the repayments.

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

        As of March 31, 2017, our Total Leverage Ratio was 2.97:1.00, as calculated in accordance with the Credit Agreement, which was less than the maximum of 4.75:1.00. As of March 31, 2017, we were in compliance with all covenants and restrictions associated with, and no events of default existed under, the Credit Agreement. Our obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and secured by liens on substantially all of our and their assets.

At-the-Market Offering Program

        On August 8, 2016, we filed a prospectus supplement to our shelf registration statement filed with the SEC on June 24, 2016, for the registration of the continuous offering of up to $100.0 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of our offerings. In August 2016, we also entered into an equity distribution agreement (the "Equity Distribution Agreement") with certain managers pursuant to which we may offer and sell common units from time to time through or to one or more of the managers, subject to the terms and conditions set forth in the Equity Distribution Agreement, of up to an aggregate sales amount of $100.0 million (the "ATM Program").

        During the three months ended March 31, 2017, we sold 63,577 common units under the Equity Distribution Agreement for net proceeds of $1.7 million, net of an insignificant amount of commissions. Net proceeds from sales under the ATM Program were used for general partnership purposes. As of March 31, 2017, $88.9 million remained available for issuance under the ATM Program.

Off-Balance Sheet Arrangements

        As of March 31, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

        In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-04, Intangibles—Goodwill and Other. ASU No. 2017-04 simplifies the accounting for goodwill impairment by eliminating Step 2 of the current goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the new standard, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The new guidance should be adopted for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect the adoption of ASU No. 2017-04 to have a material impact on our results of operations, financial position and cash flows.

        In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this standard provide a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the integrated set of assets and activities is not a business. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is allowed (1) for transactions for which the acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance and (2) for transactions in which a subsidiary is deconsolidated or a group of assets is derecognized that occur before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. Entities will be required to apply the guidance retrospectively when adopted. We are in the process of evaluating the impact of the adoption of ASU No. 2017-01 on our condensed consolidated financial statements.

        In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230)—Restricted Cash: A Consensus of the FASB Emerging Issues Task Force, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The guidance addresses the presentation of changes in restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. Entities will also have to disclose the nature of their restricted cash and restricted cash equivalent balances. The new guidance is effective for public business entities for fiscal years and interim periods within those years beginning after December 15, 2017. Early adoption in an interim period is permitted, but any adjustments must be reflected as of the beginning of the fiscal year that includes such interim period. Entities will be required to apply the guidance retrospectively when adopted. We do not expect the adoption of the new standard to have a material effect on the presentation of changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in our consolidated statements of cash flows.

        In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230)—Classification of Certain Cash Receipts and Cash Payments, which will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows with the objective of reducing the existing diversity in practice. The guidance addresses the classification of cash flows related to (1) debt prepayment or extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt instruments with coupon rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance, including bank-owned life insurance, (6) distributions received from equity method investees, (7) beneficial interests in securitization transactions and (8) separately identifiable cash flows and application of the predominance principle. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. An entity will first apply any relevant guidance. If there is no guidance that addresses those cash receipts and cash payments, an entity will determine each separately identifiable source or use and classify the receipt or payment based on the nature of the cash flow. If a receipt or payment has aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source of use. The new guidance is effective for public business entities for fiscal years and interim periods within those years beginning after December 15, 2017. The new guidance will require adoption on a retroactive basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. We do not expect the adoption of the new standard to have a material effect on how cash receipts and cash payments are presented and classified in our consolidated statements of cash flows.

        In February 2016, the FASB issued ASU No. 2016-02, Leases. Under the new pronouncement, an entity is required to recognize assets and liabilities arising from a lease for all leases with a maximum possible term of more than 12 months. A lessee is required to recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the leased asset (the underlying asset) for the lease term. For most leases of assets other than property (for example, equipment, aircraft, cars, trucks), a lessee would recognize a right-of-use asset and a lease liability, initially measured at the present value of lease payments and recognize the unwinding of the discount on the lease liability as interest separately from the amortization of the right-of-use asset. For most leases of property (that is, land and/or a building or part of a building), a lessee would recognize a right-of-use asset and a lease liability, initially measured at the present value of lease payments and recognize a single lease cost, combining the unwinding of the discount on the lease liability with the amortization of the right-of-use asset, on a straight-line basis. The new guidance is effective for public entities for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. Upon adoption, a lessee and a lessor would recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Early adoption is permitted. While we are continuing to assess all potential qualitative and quantitative impacts of the standard, we currently expect the new standard to impact our accounting for equipment under operating leases.

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The new standard provides new guidance on the recognition of revenue and states that an entity should recognize revenue when control of the goods or services transfers to the customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires significantly expanded disclosure regarding qualitative and quantitative information about the nature, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We will adopt the new standard effective January 1, 2018. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers—Principal versus Agent Considerations. The new standard clarifies the implementation guidance on principal versus agent considerations. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606), which provides narrow scope improvements and practical expedients related to ASU No. 2014-09. ASU No. 2014-09 permits the application retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASUs at the date of initial application. We continue to evaluate the quantitative impact of the adoption. We have completed an evaluation of our off-take contracts to identify material performance obligations. Our evaluation considered ASU No 2016-10, Identifying Performance Obligations and Licensing, issued by the FASB on April 14, 2016, which amends the guidance on identifying performance obligations and the implementation guidance on licensing. The guidance permits an entity to account for shipping and handling activities occurring after control has passed to the customer as a fulfillment activity rather than as a revenue element. Based on our consideration of ASU No. 2016-10, we have elected to account for shipping and handling activities as a fulfillment activity, consistent with our current policy. We continue to assess the timing of revenue recognition under the new guidance and whether certain transactions currently presented on a net basis, should be recognized as principal sales on a gross basis.

Critical Accounting Policies and Estimates

        The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in our unaudited interim condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. We provide expanded discussion of our more significant accounting policies, estimates and judgments in our 2016 Form 10-K. We believe these accounting policies reflect our more significant estimates and assumptions used in preparation of our financial statements. There have been no significant changes to our critical accounting policies and estimates since December 31, 2016.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        The information about market risks for the three months ended March 31, 2017 does not differ materially from that disclosed in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk" in the 2016 Form 10-K, other than as described below:

Interest Rate Risk

        At March 31, 2017, our total debt had carrying value of $345.1 million and fair value of $363.4 million.

        Prior to entering into the interest rate swap agreement described below, we were exposed to fluctuations in interest rates on borrowings under the Senior Secured Credit Facilities. Borrowings under the Senior Secured Credit Facilities bear interest, at our option, at either a base rate plus an applicable margin or at a Eurodollar rate (with a 1.00% floor for term loan borrowings) plus an applicable margin.

        The applicable margin is (i) for Tranche A-1 and Tranche A-3 base rate borrowings, 3.10% through April 2017, 2.95% thereafter through April 2018 and 2.80% thereafter, (ii) for Tranche A-1 and Tranche A-3 Eurodollar rate borrowings, 4.10% through April 2017, 3.95% thereafter through April 2018 and 3.80% thereafter and (iii) for revolving facility base rate borrowings, 3.25%, and for revolving facility Eurodollar rate borrowings, 4.25%. We repaid in full the outstanding principal and accrued interest on the Tranche A-2 and Tranche A-4 borrowings upon the consummation of the Sampson Drop-Down. As of March 31, 2017, $45.7 million, net of unamortized discount of $1.5 million, of Tranche A-1 and Tranche A-3 borrowings remained outstanding under our Senior Secured Credit Facilities.

        In September 2016, we entered into a pay-fixed, receive-variable interest rate swap agreement to fix our exposure to fluctuations in London Interbank Offered Rate based interest rates. The interest rate swap commenced on September 30, 2016 and expires concurrently with the maturity of the Senior Secured Credit Facilities in April 2020. The Partnership elected to discontinue hedge accounting as of December 14, 2016 following the repayment of a portion of such outstanding indebtedness, and subsequently re-designated the interest rate swap for the remaining portion of the outstanding indebtedness during the three months ended March 31, 2017. We enter into derivative instruments to manage cash flow. We do not enter into derivative instruments for speculative or trading purposes. The counterparty to our interest rate swap agreement is a major financial institution. As a result, we have no significant interest rate risk on our Tranche A-1 and Tranche A-3 borrowings as of March 31, 2017.

Credit Risk

        Substantially all of our revenue was from long-term, take-or-pay off-take contracts with three customers for the three months ended March 31, 2017 and two customers for the three months ended March 31, 2016. Most of our customers are major power generators in Northern Europe. This concentration of counterparties operating in a single industry may increase our overall exposure to credit risk, in that the counterparties may be similarly affected by changes in economic, political, regulatory or other conditions. If a customer defaults or if any of our contracts expire in accordance with their terms, and we are unable to renew or replace these contracts, our gross margin and cash flows and our ability to make cash distributions to our unitholders may be adversely affected. Although we have entered into hedging arrangements in order to minimize our exposure to fluctuations in foreign currency exchange and interest rates, our derivatives also expose us to credit risk to the extent that counterparties may be unable to meet the terms of our hedging agreements.

Foreign Currency Exchange Risk

        We are exposed to fluctuations in foreign currency exchange rates related to contracts pursuant to which deliveries of wood pellets will be settled in British Pound Sterling ("GBP"). Deliveries under these contracts are expected to begin in late 2017 and 2019. We have entered into forward contracts and purchased options to hedge a portion of our forecasted revenue for these customer contracts. We have designated and accounted for the forward contracts and purchased options as cash flow hedges of anticipated foreign currency denominated revenue and, therefore, the effective portion of the changes in fair value on these instruments will be recorded as a component of accumulated other comprehensive income in partners' capital and will be reclassified to revenue in the consolidated statements of income in the same period in which the underlying revenue transactions occur.

        As of March 31, 2017, we had notional amounts of 32.4 million GBP under foreign currency contracts and 18.6 million GBP under foreign currency purchase options that expire between September 15, 2017 and December 15, 2021. At March 31, 2017, the unrealized gain (loss) associated with foreign currency forward contracts and foreign currency purchase options of approximately $0.2 million and ($0.5) million, respectively, are included in other comprehensive income.

        We do not utilize foreign exchange contracts for speculative or trading purposes. The counterparties to our foreign exchange contracts are major financial institutions.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our General Partner. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2017, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

        During the quarter ended March 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        As reported in our Annual Report on Form 10-K for the year ended December 31, 2016, during the fourth quarter of 2016 we re-purchased a shipment of wood pellets from one customer and sold it to a different customer in a back-to-back transaction. Smoldering was observed onboard the vessel, which resulted in damage to a portion of the shipment and one of the vessel's five cargo holds (the "Shipping Event"). As a result, the vessel, which was in transit, was diverted to a port to discharge and dispose of the affected cargo. The vessel and the unaffected portion of the cargo were subsequently directed to a second port for delivery to our customer, which occurred without incident.

        The disponent owner of the vessel has appointed an arbitrator in respect of any disputes arising in connection with the Shipping Event but has not provided information concerning possible claims or damages sought. We appointed an arbitrator in response, but no substantive arbitral actions have been undertaken in respect of the Shipping Event.

        Responsibility for any costs and liabilities incurred in connection with the Shipping Event is likely to be disputed among the various parties involved. A portion of such costs and liabilities may be allocated to us, some of which may be covered by insurance. We are generally unable to predict the timing or outcome of any claims or proceedings associated with the Shipping Event.

Item 1A.    Risk Factors

        There have been no material changes from the risk factors disclosed in the section entitled "Risk Factors" in the 2016 Form 10-K.

Item 6.    Exhibits

        The information required by this Item 6 is set forth in the Exhibit Index accompanying this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        Date: May 10, 2017

ENVIVA PARTNERS, LP
By:	Enviva Partners GP, LLC, its general partner
By:	/s/ STEPHEN F. REEVES
	Name:	Stephen F. Reeves
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Number		Description
3.1		Certificate of Limited Partnership of Enviva Partners, LP (Exhibit 3.1, Form S-1 Registration Statement filed October 28, 2014, File No. 333-199625)

3.2		First Amended and Restated Agreement of Limited Partnership of Enviva Partners, LP, dated May 4, 2015, by Enviva Partners GP, LLC (Exhibit 3.1, Form 8-K filed May 4, 2015, File No. 001-37363)

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Schema Document

101.CAL	*	XBRL Calculation Linkbase Document

101.DEF	*	XBRL Definition Linkbase Document

101.LAB	*	XBRL Labels Linkbase Document.

101.PRE	*	XBRL Presentation Linkbase Document.

*
Filed herewith.

**
Furnished herewith.