Form 10-Q
period 2017-06-30
Enviva Partners, LP
filed 2017-08-03
CIK 1592057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
		(Do not check if a	Emerging growth company ☒
smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

As of July 31, 2017, 14,411,860 common units and 11,905,138 subordinated units were outstanding.

ENVIVA PARTNERS, LP

QUARTERLY REPORT ON FORM 10‑Q

i

CAUTIONARY STATEMENT REGARDING FORWARD‑LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10‑Q (this “Quarterly Report”) may constitute “forward‑looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward‑looking statements, which are generally not historical in nature. These forward‑looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. Although management believes that these forward‑looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward‑looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward‑looking statements include, but are not limited to, those summarized below:

•	the volume of products that we are able to sell;
•	the price at which we are able to sell our products;
•	failure of the Partnership’s customers, vendors and shipping partners to pay or perform their contractual obligations to the Partnership;
•	the creditworthiness of our financial counterparties;
•	the amount of low‑cost wood fiber that we are able to procure and process, which could be adversely affected by, among other things, operating or financial difficulties suffered by our suppliers;
•	the amount of products that we are able to produce, which could be adversely affected by, among other things, operating difficulties;
•	changes in the price and availability of natural gas, coal or other sources of energy;
•	changes in prevailing economic conditions;
•	our inability to complete acquisitions, including acquisitions from our sponsor, or to realize the anticipated benefits of such acquisitions;
•	unanticipated ground, grade or water conditions;
•	inclement or hazardous weather conditions, including extreme precipitation, temperatures and flooding;
•	environmental hazards;
•	fires, explosions or other accidents;
•	changes in domestic and foreign laws and regulations (or the interpretation thereof) related to renewable or low‑carbon energy, the forestry products industry or power generators;
•	changes in the regulatory treatment of biomass in core and emerging markets for utility‑scale generation;
•	inability to acquire or maintain necessary permits or rights for our production, transportation, and terminaling operations;
•	inability to obtain necessary production equipment or replacement parts;
•	operating or technical difficulties or failures at our plants or deep‑water marine terminals;

•	labor disputes;
•	inability of our customers to take delivery of our products;
•	changes in the price and availability of transportation;
•	changes in foreign currency exchange rates;
•	failure of our hedging arrangements to effectively reduce our exposure to interest and foreign currency exchange rate risk;
•	risks related to our indebtedness;
•	customer rejection of our products due to our failure to maintain effective quality control systems at our production plants and deep‑water marine terminals;
•	changes in the quality specifications for our products that are required by our customers;
•

the effects of the approval of the United Kingdom of the exit of the United Kingdom (“Brexit”) from the European Union, and the implementation of Brexit, in each case, on our and our customers’ businesses; and

•	our ability to borrow funds and access capital markets.

Please read the risks described in our Annual Report on Form 10-K for the year ended December 31, 2016. All forward‑looking statements in this Quarterly Report are expressly qualified in their entirety by the foregoing cautionary statements.

Readers are cautioned not to place undue reliance on forward‑looking statements and we undertake no obligation to update or revise any such statements after the date they are made, whether as a result of new information, future events or otherwise.

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

co‑fire:  the combustion of two different types of materials at the same time. For example, biomass is sometimes fired in combination with coal in existing coal plants.

cost pass‑through:  a mechanism in commercial contracts that passes costs through to the purchaser.

FIFO:  first‑in, first‑out method of valuing inventory.

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

off‑take contract:  an agreement between a producer of a resource and a buyer of a resource to purchase a certain volume of the producer’s future production.

Partnership:  Enviva Partners, LP.

sponsor:  Enviva Holdings, LP, and, where applicable, its wholly owned subsidiaries Enviva MLP Holdco, LLC and Enviva Development Holdings, LLC.

stumpage:  the price paid to the underlying timber resource owner for the raw material.

utility‑grade wood pellets:  wood pellets meeting minimum requirements generally specified by industrial consumers and produced and sold in sufficient quantities to satisfy industrial‑scale consumption.

weighted‑average remaining term:  the average of the remaining terms of our customer contracts, excluding contingent contracts, with each agreement weighted by the amount of product to be delivered each year under such agreement.

wood fiber:  cellulosic elements that are extracted from trees and used to make various materials, including paper. In North America, wood fiber is primarily extracted from hardwood (deciduous) trees and softwood (coniferous) trees.

wood pellets:  energy‑dense, low‑moisture and uniformly‑sized units of wood fuel produced from processing various wood resources or byproducts.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except for number of units)

	June 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,081	$466
Accounts receivable, net of allowance for doubtful accounts of $0 as of June 30, 2017 and $24 as of December 31, 2016	53,111	77,868
Related-party receivables	9,241	7,634
Inventories	28,413	29,764
Assets held for sale	3,116	3,044
Prepaid expenses and other current assets	1,753	1,939
Total current assets	96,715	120,715

Property, plant and equipment, net of accumulated depreciation of $96.6 million as of June 30, 2017 and $80.8 million as of December 31, 2016	504,447	516,418
Intangible assets, net of accumulated amortization of $9.6 million as of June 30, 2017 and $9.1 million as of December 31, 2016	856	1,371
Goodwill	85,615	85,615
Other long-term assets	2,170	2,049
Total assets	$689,803	$726,168

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$5,145	$9,869
Related-party payables	11,335	11,118
Accrued and other current liabilities	34,197	38,432
Related-party accrued liabilities	674	382
Current portion of interest payable	4,250	4,414
Current portion of long-term debt and capital lease obligations	4,447	4,109
Total current liabilities	60,048	68,324
Long-term debt and capital lease obligations	339,262	346,686
Long-term interest payable	830	770
Other long-term liabilities	2,190	871
Total liabilities	402,330	416,651
Commitments and contingencies

Partners’ capital:
Limited partners:
Common unitholders—public (13,064,699 and 12,980,623 units issued and outstanding at June 30, 2017 and December 31, 2016, respectively)	232,315	239,902
Common unitholder—sponsor (1,347,161 units issued and outstanding at June 30, 2017 and December 31, 2016)	17,011	18,197
Subordinated unitholder—sponsor (11,905,138 units issued and outstanding at June 30, 2017 and December 31, 2016)	110,384	120,872
General partner (no outstanding units)	(67,393)	(67,393)
Accumulated other comprehensive income	(2,152)	595
Total Enviva Partners, LP partners’ capital	290,165	312,173
Noncontrolling partners’ interests	(2,692)	(2,656)
Total partners’ capital	287,473	309,517
Total liabilities and partners’ capital	$689,803	$726,168

See accompanying notes to unaudited condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016 (Recast)	2017	2016 (Recast)
Product sales	$121,673	116,247	$240,720	$219,692
Other revenue	5,275	3,462	8,351	7,269
Net revenue	126,948	119,709	249,071	226,961
Cost of goods sold, excluding depreciation and amortization	97,803	92,983	193,018	177,599
Loss on disposal of assets	2,005	155	2,005	156
Depreciation and amortization	8,953	7,114	17,385	13,995
Total cost of goods sold	108,761	100,252	212,408	191,750
Gross margin	18,187	19,457	36,663	35,211
General and administrative expenses	6,370	6,368	14,695	13,317
Income from operations	11,817	13,089	21,968	21,894
Other income (expense):
Interest expense	(7,705)	(3,039)	(15,410)	(6,221)
Related-party interest expense	—	(301)	—	(510)
Other (expense) income	(253)	140	(197)	272
Total other expense, net	(7,958)	(3,200)	(15,607)	(6,459)
Net income	3,859	9,889	6,361	15,435
Less net loss attributable to noncontrolling partners’ interests	3	1,108	36	2,101
Net income attributable to Enviva Partners, LP	$3,862	$10,997	$6,397	$17,536
Less: Pre-acquisition loss from operations of Enviva Pellets Sampson, LLC Drop-Down allocated to General Partner	—	(1,056)	—	(2,011)
Enviva Partners, LP limited partners’ interest in net income	$3,862	$12,053	$6,397	$19,547
Net income per limited partner common unit:
Basic	$0.12	$0.48	$0.20	$0.77
Diluted	$0.11	$0.47	$0.19	$0.76
Net income per limited partner subordinated unit:
Basic	$0.12	$0.48	$0.20	$0.77
Diluted	$0.12	$0.47	$0.20	$0.76
Weighted-average number of limited partner units outstanding:
Common—basic	14,405	12,862	14,392	12,857
Common—diluted	15,359	13,445	15,275	13,391
Subordinated—basic and diluted	11,905	11,905	11,905	11,905

See accompanying notes to unaudited condensed consolidated financial statements.1

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016 (Recast)	2017	2016 (Recast)
Net income	$3,859	$9,889	$6,361	$15,435
Other comprehensive income:
Net unrealized losses on cash flow hedges	(1,950)	—	(2,747)	—
Total other comprehensive income	(1,950)	—	(2,747)	—
Total comprehensive income	1,909	9,889	3,614	15,435
Less:
Pre-acquisition loss from operations of Enviva Pellets Sampson, LLC Drop-Down allocated to General Partner	—	(1,056)	—	(2,011)
Total comprehensive income subsequent to Sampson Drop-Down	1,909	10,945	3,614	17,446
Less:
Comprehensive loss attributable to noncontrolling partners’ interests	3	1,108	36	2,101
Comprehensive income attributable to Enviva Partners, LP partners	$1,912	$12,053	$3,650	$19,547

See accompanying notes to unaudited condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Partners’ Capital

(In thousands)

(Unaudited)

		Limited Partners’ Capital
		Common		Common		Subordinated		Accumulated
	General	Units—		Units—		Units—		Other	Non-	Total
	Partner	Public		Sponsor		Sponsor		Comprehensive	controlling	Partners'
	Interest	Units	Amount	Units	Amount	Units	Amount	Income	Interests	Capital

Partners’ Capital, December 31, 2016	$(67,393)	12,981	$239,902	1,347	$18,197	11,905	$120,872	$595	$(2,656)	$309,517
Distributions to unitholders, distribution equivalent and incentive distribution rights	(898)	—	(15,310)	—	(1,468)	—	(12,977)	—	—	(30,653)
Issuance of units through Long-Term Incentive Plan	—	21	483	—	—	—	—	—	—	483
Issuance of common units, net	—	63	1,715	—	—	—	—	—	—	1,715
Unit-based compensation	—	—	2,797	—	—	—	—	—	—	2,797
Other comprehensive income	—	—	—	—	—	—	—	(2,747)	—	(2,747)
Net income (loss)	898	—	2,728	—	282	—	2,489	—	(36)	6,361
Partners’ Capital, June 30, 2017	$(67,393)	13,065	$232,315	1,347	$17,011	11,905	$110,384	$(2,152)	$(2,692)	$287,473

See accompanying notes to unaudited condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016 (Recast)
Cash flows from operating activities:
Net income	$6,361	$15,435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,393	14,013
Amortization of debt issuance costs and original issue discounts	768	892
General and administrative expense incurred by Hancock JV prior to Enviva Pellets Sampson, LLC Drop-Down	—	1,236
Loss on disposals of property, plant and equipment	2,005	156
Unit-based compensation	3,280	1,500
Unrealized loss on foreign currency transactions	238	—
Change in operating assets and liabilities:
Accounts receivable, net	24,757	(8,872)
Related-party receivables	(3,259)	(375)
Prepaid expenses and other assets	(175)	359
Assets held for sale	(72)	—
Inventories	1,137	1,671
Other long-term assets	48	6,635
Derivatives	(1,335)	—
Accounts payable	(3,724)	679
Related-party payables	862	671
Accrued liabilities	(1,195)	8,014
Accrued interest	(104)	90
Other current liabilities	(288)	(236)
Deferred revenue and deposits	—	8,855
Other long-term liabilities	—	127
Net cash provided by operating activities	46,697	50,850
Cash flows from investing activities:
Purchases of property, plant and equipment	(10,341)	(30,862)
Net cash used in investing activities	(10,341)	(30,862)
Cash flows from financing activities:
Principal payments on debt and capital lease obligations	(18,907)	(36,124)
Principal payments on related-party debt	—	(204)
Cash paid for related debt issuance costs	(209)	(1)
Distributions to sponsor	—	(5,002)
Proceeds from common unit issuance under the At-the-Market Offering Program, net	1,715	—
Distributions to unitholders, distribution equivalent rights and incentive distribution rights holder	(29,992)	(24,369)
Payment of deferred offering costs	—	(224)
Proceeds from borrowings on Revolving Credit Commitments	10,000	34,500
Contributions from sponsor related to Enviva Pellets Sampson, LLC Drop Down	1,652	29,114
Net cash used in financing activities	(35,741)	(2,310)
Net increase in cash and cash equivalents	615	17,678
Cash and cash equivalents, beginning of period	466	2,128
Cash and cash equivalents, end of period	$1,081	$19,806
Non-cash investing and financing activities:
The Partnership acquired property, plant and equipment in non-cash transactions as follows:
Property, plant and equipment acquired included in accounts payable and accrued liabilities	$7,944	$21,617
Property, plant and equipment acquired under capital leases	1,124	44
Property, plant and equipment transferred from inventories	153	—
Related-party long-term debt transferred to third-party long-term debt	—	14,757
Third-party long-term debt transferred to related-party long-term debt	—	3,316
Offering costs included in accounts payable and accrued liabilities	—	241
Distributions included in liabilities	1,044	371
Inventory transferred to fixed assets	—	63
Depreciation capitalized to inventories	61	145
Non-cash capital contributions from Hancock JV prior to Enviva Pellets Sampson Drop-Down	—	118
Capitalized insurance included in related-party payables	—	4
Capitalized labor included in related-party payables	—	360
Supplemental information:
Interest paid	$14,685	$5,745

See accompanying notes to unaudited condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

(1) Description of Business and Basis of Presentation

Description of Business

Enviva Partners, LP (the “Partnership”) is a publicly traded Delaware limited partnership formed on November 12, 2013, as a wholly owned subsidiary of Enviva Holdings, LP (together with its wholly owned subsidiaries Enviva MLP Holdco, LLC and Enviva Development Holdings, LLC, where applicable, the “sponsor”). Through its interests in Enviva, LP and Enviva GP, LLC, the general partner of Enviva, LP, the Partnership supplies utility-grade wood pellets to major power generators under long-term, take-or-pay off-take contracts. The Partnership procures wood fiber and processes it into utility-grade wood pellets and loads the finished wood pellets into railcars, trucks and barges that are transported to deep-water marine terminals, where they are received, stored and ultimately loaded onto oceangoing vessels for transport to the Partnership’s principally Northern European customers.

The Partnership owns and operates six industrial-scale wood pellet production plants located in the Mid-Atlantic and Gulf Coast regions of the United States. Wood pellets are exported from a wholly owned deep-water marine terminal in Chesapeake, Virginia, from a deep-water marine terminal in Wilmington, North Carolina owned by a joint venture between the sponsor and certain affiliates of John Hancock Life Insurance Company (the “Hancock JV”), which is consolidated by the sponsor, and from third-party deep-water marine terminals in Mobile, Alabama and Panama City, Florida, under a short- and long-term contract, respectively.

Basis of Presentation

On December 14, 2016, under the terms of a contribution agreement by and among the Partnership and the Hancock JV, the Hancock JV sold to the Partnership all of the issued and outstanding limited liability company interests in Enviva Pellets Sampson, LLC (“Sampson”) for total consideration of $175.0 million. Sampson owns a wood pellet production plant in Sampson County, North Carolina (the “Sampson plant”). The acquisition (the “Sampson Drop-Down”) included the Sampson plant, an approximate ten-year, 420,000 metric tons per year (“MTPY”) take-or-pay off-take contract with DONG Energy Thermal Power A/S, an approximate 15-year, 95,000 MTPY off-take contract with the Hancock JV and related third-party shipping contracts. The Sampson Drop-Down included the payment of $139.6 million in cash, net of a purchase price adjustment of $5.4 million, to the Hancock JV, the issuance of 1,098,415 unregistered common units representing limited partnership interests in the Partnership (the “common units”) at a value of $27.31 per unit, or $30.0 million of common units, to affiliates of John Hancock Life Insurance Company, and the elimination of $1.2 million of related-party receivables and payables, net, included in the net assets on the date of acquisition. The Partnership accounted for the Sampson Drop-Down as a combination of entities under common control at historical cost in a manner similar to a pooling of interests. Accordingly, the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2016 were retrospectively recast to reflect the Sampson Drop-Down as if it had occurred on May 15, 2013, the date Sampson was originally organized (see Note 2, Transactions Between Entities Under Common Control).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments and accruals that are necessary for a fair presentation of the results of all periods presented herein and are of a normal recurring nature. The results reported in these statements are not necessarily indicative of the results that may be reported for the entire year. These statements should be read in conjunction with the

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

annual audited consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC.

Certain prior period amounts related to loss (gain) on disposal of assets have been reclassified to cost of goods sold from general and administrative expenses to conform to current period presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the Partnership’s unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Summary of Significant Accounting Policies

The accounting policies are set forth in the Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no changes to these policies during the six months ended June 30, 2017.

Recent and Pending Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles—Goodwill and Other. ASU No. 2017-04 simplifies the accounting for goodwill impairment by eliminating Step 2 of the current goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the new standard, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The new guidance should be adopted for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Partnership does not expect the adoption of ASU No. 2017-04 to have a material impact on its results of operations, financial position and cash flows.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. Under the new pronouncement, an entity is required to recognize assets and liabilities arising from a lease for all leases with a maximum possible term of more than 12 months. A lessee is required to recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the leased asset (the underlying asset) for the lease term. For most leases of assets other than property (for example, equipment, aircraft, cars, trucks), a lessee would recognize a right-of-use asset and a lease liability, initially measured at the present value of lease payments and recognize the unwinding of the discount on the

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

lease liability as interest separately from the amortization of the right-of-use asset. For most leases of property (that is, land and/or a building or part of a building), a lessee would recognize a right-of-use asset and a lease liability, initially measured at the present value of lease payments and recognize a single lease cost, combining the unwinding of the discount on the lease liability with the amortization of the right-of-use asset, on a straight-line basis. The new guidance is effective for public entities for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. Upon adoption, a lessee and a lessor would recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Early adoption is permitted. Although the Partnership is continuing to assess all potential qualitative and quantitative impacts of the standard, the Partnership currently expects the new standard to impact its accounting for equipment under operating leases.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The new standard provides new guidance on the recognition of revenue and states that an entity should recognize revenue when control of the goods or services transfers to the customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires significantly expanded disclosure regarding qualitative and quantitative information about the nature, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Partnership will adopt the new standard effective January 1, 2018. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers—Principal versus Agent Considerations. The new standard clarifies the implementation guidance on principal versus agent considerations. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606), which provides narrow scope improvements and practical expedients related to ASU No. 2014-09. The Partnership currently expects to utilize the modified retrospective method of adoption, which will result in a presentation of the cumulative effect of initially applying the ASU at the date of initial application. The Partnership has established a cross-functional team comprised of individuals from various areas of the business to lead the assessment and implementation of the new standards and has finalized its implementation plans. In connection with the implementation plan, the Partnership has completed its initial evaluation of its off-take contracts to identify material performance obligations. The Partnership’s evaluation considered ASU No. 2016-10, Identifying Performance Obligations and Licensing, issued by the FASB on April 14, 2016, which amends the guidance on identifying performance obligations and the implementation guidance on licensing. The guidance permits an entity to account for shipping and handling activities occurring after control has passed to the customer as a fulfillment activity rather than as a revenue element. Based on its consideration of ASU No. 2016-10, the Partnership has elected to account for shipping and handling activities as a fulfillment activity, consistent with its current policy. The Partnership continues to evaluate the timing of revenue recognition under the new guidance and whether certain transactions currently presented on a net basis should be recognized as principal sales on a gross basis, and to evaluate the impact of the adoption on its business processes, accounting and information systems.

(2)  Transactions Between Entities Under Common Control

Recast of Historical Financial Statements

The condensed consolidated financial statements for the three and six months ended June 30, 2016 have been recast to reflect the Sampson Drop-Down as if it had occurred on May 15, 2013, the date Sampson was originally organized.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

The following table presents the changes to previously reported amounts in the unaudited condensed consolidated balance sheet as of June 30, 2016 included in the Partnership’s quarterly report on Form 10-Q for the quarter ended June 30, 2016:

	As of June 30, 2016
	As	Enviva Pellets
	Reported	Sampson, LLC	Total (Recast)
Cash and cash equivalents	$19,806	$—	$19,806
Property, plant and equipment, net of accumulated depreciation	398,139	117,471	515,610
Goodwill	85,615	—	85,615
Other assets	73,802	1,496	75,298
Total assets	$577,362	$118,967	$696,329

Accounts payable	$9,789	$1,172	$10,961
Accrued and other current liabilities	37,242	20,152	57,394
Total long-term debt	199,903	—	199,903
Other liabilities	8,017	1,613	9,630
Total liabilities	254,951	22,937	277,888
Total partners’ capital	322,411	96,030	418,441
Total liabilities and partners’ capital	$577,362	$118,967	$696,329

The following table presents the changes to previously reported amounts in the unaudited condensed consolidated statements of income for the three and six months ended June 30, 2016 included in the Partnership’s quarterly report on Form 10-Q for the quarter ended June 30, 2016:

	Three Months Ended June 30, 2016
	As	Enviva Pellets	Total
	Reported	Sampson, LLC	(Recast)
Net revenue	$119,709	$—	$119,709
Net income (loss)	12,020	(2,131)	9,889
Less net loss attributable to noncontrolling partners’ interests	33	1,075	1,108
Net income (loss) attributable to Enviva Partners, LP	12,053	(1,056)	10,997
Net loss attributable to general partner	—	(1,056)	(1,056)
Net income attributable to Enviva Partners, LP limited partners’ interest in net income	12,053	—	12,053

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

	Six Months Ended June 30, 2016
	As	Enviva Pellets	Total
	Reported	Sampson, LLC	(Recast)
Net revenue	$226,961	$—	$226,961
Net income (loss)	19,499	(4,064)	15,435
Less net loss attributable to noncontrolling partners’ interests	48	2,053	2,101
Net income (loss) attributable to Enviva Partners, LP	19,547	(2,011)	17,536
Net loss attributable to general partner	—	(2,011)	(2,011)
Net income attributable to Enviva Partners, LP limited partners’ interest in net income	19,547	—	19,547

The following table presents the changes to previously reported amounts in the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2016 included in the Partnership’s quarterly report on Form 10-Q for the quarter ended June 30, 2016:

	Six Months Ended June 30, 2016
	As	Enviva Pellets	Total
	Reported	Sampson, LLC	(Recast)
Net cash provided by operating activities	$53,641	$(2,791)	$50,850
Net cash used in investing activities	(4,586)	(26,276)	(30,862)
Net cash used financing activities	(31,424)	29,114	(2,310)
Net increase in cash and cash equivalents	$17,631	$47	$17,678

(3) Significant Risks and Uncertainties Including Business and Credit Concentrations

The Partnership’s business is significantly impacted by greenhouse gas emission and renewable energy legislation and regulations in the European Union (the “E.U.”) as well as its member states. If the E.U. or its member states significantly modify such legislation or regulations, then the Partnership’s ability to enter into new contracts as the current contracts expire may be materially affected.

The Partnership’s primary industrial customers are located in the United Kingdom, Denmark and Belgium. Three customers accounted for 91% and 94% of the Partnership’s product sales during the three and six months ended June 30, 2017. Three customers accounted for 94% during the three months ended June 30, 2016 and two customers accounted for 92% during the six months ended June 30, 2016 of the Partnership’s product sales. The following table shows product sales to third-party customers that accounted for 10% or a greater share of consolidated product sales for each of the three and six months ended:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016 (Recast)	2017	2016 (Recast)
Customer A	69%	72%	66%	74%
Customer B	12%	21%	15%	18%
Customer C	—%	—%	—%	—%
Customer D	10%	1%	13%	—%

The Partnership’s cash and cash equivalents are placed in or with various financial institutions. The Partnership has not experienced any losses on such accounts.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

(4) Property, Plant and Equipment

Property, plant and equipment consisted of the following at:

	June 30,	December 31,
	2017	2016
Land	$13,492	$13,492
Land improvements	42,756	42,148
Buildings	139,750	137,092
Machinery and equipment	386,392	382,740
Vehicles	609	513
Furniture and office equipment	5,191	5,113
	588,190	581,098
Less accumulated depreciation	(96,554)	(80,768)
	491,636	500,330
Construction in progress	12,811	16,088
Total property, plant and equipment, net	$504,447	$516,418

Total depreciation expense was $8.5 million and $16.9 million and $6.7 million and $12.8 million for the three and six months ended June 30, 2017 and 2016, respectively.

(5) Inventories

Inventories consisted of the following at:

	June 30,	December 31,
	2017	2016
Raw materials and work-in-process	$7,663	$7,689
Consumable tooling	14,063	11,978
Finished goods	6,687	10,097
Total inventories	$28,413	$29,764

(6) Derivative Instruments

The Partnership uses derivative instruments to partially offset its business exposure to foreign currency exchange and interest rate risk. The Partnership may enter into foreign currency forward and option contracts to offset some of the foreign currency exchange risk on expected future cash flows and interest rate swaps to offset some of the interest rate risk on expected future cash flows on certain borrowings. The Partnership’s derivative instruments expose it to credit risk to the extent that hedge counterparties may be unable to meet the terms of the applicable derivative instrument. The Partnership seeks to mitigate such risk by limiting its counterparties to major financial institutions. In addition, the Partnership monitors the potential risk of loss with any one counterparty resulting from credit risk. Management does not expect material losses as a result of defaults by counterparties. The Partnership uses derivative instruments to manage cash flow and does not enter into derivative instruments for speculative or trading purposes.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

Cash Flow Hedges
Foreign Currency Exchange Risk

The Partnership is primarily exposed to fluctuations in foreign currency exchange rates related to off-take contracts that require future deliveries of wood pellets to be settled in British Pound Sterling (“GBP”). Deliveries under these off-take contracts are expected to begin in late 2017 and 2019. The Partnership has and may continue to enter into foreign currency forward contracts, purchased option contracts or other instruments to partially manage this risk and has designated and may continue to designate these instruments as cash flow hedges.

For these cash flow hedges, the effective portion of the gain or loss on the change in fair value is initially reported as a component of accumulated other comprehensive income in partners’ capital and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss, if any, is reported in earnings in the current period. The Partnership considers its cash flow hedges to be highly effective at inception and as of June 30, 2017.

The Partnership’s outstanding cash flow hedges at June 30, 2017 expire on dates between 2017 and 2022.
Interest Rate Risk

The Partnership is exposed to fluctuations in interest rates on borrowings under its Senior Secured Credit Facilities. The Partnership entered into a pay-fixed, receive-variable interest rate swap in September 2016 to hedge the interest rate risk associated with its variable rate borrowings under its Senior Secured Credit Facilities. The Partnership elected to discontinue hedge accounting as of December 14, 2016 following the repayment of a portion of its outstanding indebtedness under its Senior Secured Credit Facilities, and subsequently re-designated the interest rate swap for the remaining portion of such outstanding indebtedness during the three months ended March 31, 2017. The Partnership’s interest rate swap expires concurrently with the maturity of the Senior Secured Credit Facilities in April 2020.

The counterparty to the Partnership’s interest rate swap is a major financial institution.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

The fair values of cash flow hedging instruments included in the unaudited condensed consolidated balance sheet as of June 30, 2017 were as follows:

		Asset	Liability
	Balance Sheet Location	Derivatives	Derivatives
Derivatives designated as hedging instruments:
Forward contracts:
Foreign currency exchange forward contracts	Prepaid and other current assets	$55	$—
Foreign currency exchange forward contracts	Other long-term assets	17	—
Foreign currency exchange forward contracts	Other current liabilities	—	103
Foreign currency exchange forward contracts	Other long-term liabilities	—	1,170
Purchased options:
Foreign currency purchased option contracts	Prepaid and other current assets	10	—
Foreign currency purchased option contracts	Other long-term assets	1,211	—
Interest rate swap:
Interest rate swap	Other current assets	36	—
Interest rate swap	Other long-term assets	345	—
Total derivatives designated as hedging instruments		$1,674	$1,273
Derivatives not designated as hedging instruments:
Forward contracts	Prepaid and other current assets	$64	$—

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

The fair values of cash flow hedging instruments included in the condensed consolidated balance sheet as of December 31, 2016 were as follows:

		Asset	Liability
	Balance Sheet Location	Derivatives	Derivatives
Derivatives designated as hedging instruments:
Forward contracts:
Foreign currency exchange forward contracts	Prepaid and other current assets	$188	$—
Foreign currency exchange forward contracts	Other long-term assets	632	—
Foreign currency exchange forward contracts	Other long-term liabilities	—	51
Purchased options:
Foreign currency purchased option contracts	Other long-term assets	626	—
Total derivatives designated as hedging instruments		$1,446	$51
Derivatives not designated as hedging instruments:
Interest rate swap	Other long-term assets	$484	$—

The effects of instruments designated as cash flow hedges, the related changes in accumulated other comprehensive income and the gains and losses in income for the three months ended June 30, 2017 were as follows:

			Amount of
		Location of	Gain (Loss)	Location of Gain	Amount of Gain
	Amount of Gain	Gain (Loss)	Reclassified from	(Loss) Recognized in	(Loss) Recognized in
	(Loss) in Other	Reclassified from	Accumulated Other	Income on Derivative	Income on Derivative
	Comprehensive	Accumulated Other	Comprehensive	(Ineffective Portion	(Ineffective Portion
	Income on	Comprehensive	Income	and Amount	and Amount
	Derivative	Income	into Income	Excluded from	Excluded from
	(Effective Portion)	(Effective Portion)	(Effective Portion)	Effectiveness Testing)	Effectiveness Testing)
Foreign exchange contracts	$(1,428)	Product Sales	$—	Product Sales	$(1)
Foreign exchange contracts	—	Other revenue	19	Other revenue	—
Purchased options	(418)	Product Sales	—	Product Sales	—
Interest rate swap	(153)	Other income (expense)	(68)	Other income (expense)	(11)

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

The effects of instruments designated as cash flow hedges, the related changes in accumulated other comprehensive income and the gains and losses in income for the six months ended June 30, 2017 were as follows

			Amount of
		Location of	Gain (Loss)	Location of Gain	Amount of Gain
	Amount of Gain	Gain (Loss)	Reclassified from	(Loss) Recognized in	(Loss) Recognized in
	(Loss) in Other	Reclassified from	Accumulated Other	Income on Derivative	Income on Derivative
	Comprehensive	Accumulated Other	Comprehensive	(Ineffective Portion	(Ineffective Portion
	Income on	Comprehensive	Income	and Amount	and Amount
	Derivative	Income	into Income	Excluded from	Excluded from
	(Effective Portion)	(Effective Portion)	(Effective Portion)	Effectiveness Testing)	Effectiveness Testing)
Foreign exchange contracts	$(1,969)	Product Sales	$—	Product Sales	$—
Foreign exchange contracts	19	Other revenue	19	Other revenue	—
Purchased options	(753)	Product Sales	—	Product Sales	—
Interest rate swap	(150)	Other income (expense)	(125)	Other income (expense)	—

The estimated net amount of existing gains and losses in accumulated other comprehensive income associated with derivative instruments expected to be transferred to the consolidated statements of income during the next twelve months is a loss of approximately $0.3 million, net.

The Partnership enters into master netting arrangements, which are designed to permit net settlement of derivative transactions among the respective counterparties. If the Partnership settled all transactions with its respective counterparties at June 30, 2017, the Partnership would have received a net settlement termination payment of $0.4 million, which differs from the recorded fair value of the derivatives. The Partnership presents its derivative assets and liabilities at their gross fair values.

The notional amounts of outstanding derivative instruments designated as cash flow hedges associated with outstanding or unsettled derivative instruments as of June 30, 2017 were as follows:

Foreign exchange forward contracts	£37,370
Foreign exchange purchased option contracts	£26,435
Interest rate swap	$46,399

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

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

The Partnership did not have derivative instruments designated as cash flow hedges during the three and six months ended June 30, 2016.

(7)  Fair Value Measurements

The amounts reported in the unaudited condensed consolidated balance sheets as cash and cash equivalents, accounts receivable, related-party receivables, prepaid expenses and other current assets, accounts payable, related-party payables and accrued and other current liabilities approximate fair value because of the short-term nature of these instruments.

Derivative instruments and long-term debt and capital lease obligations, including the current portion, are classified as Level 2 instruments due to the usage of market prices not quoted on active markets and other observable market data. The carrying amount of derivative instruments approximates fair value as of June 30, 2017 and December 31, 2016. The carrying amount and estimated fair value of long-term debt and capital lease obligations as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt and capital lease obligations including current portion	$343,709	$360,939	$350,795	$363,545

The fair value of long-term debt and capital lease obligations is estimated based upon rates currently available for debt and capital lease obligations with similar terms and remaining maturities.

(8) Goodwill and Other Intangible Assets
Intangible Assets

Intangible assets consisted of the following at:

			June 30, 2017			December 31, 2016
			Gross		Net	Gross		Net
	Amortization		Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Period		Amount	Amortization	Amount	Amount	Amortization	Amount
Favorable customer contracts	3	years	$8,700	$(7,844)	$856	$8,700	$(7,468)	$1,232
Wood pellet contract	6	years	1,750	(1,750)	—	1,750	(1,611)	139
Total intangible assets			$10,450	$(9,594)	$856	$10,450	$(9,079)	$1,371

Intangible assets include favorable customer contracts acquired in connection with the Partnership’s purchase of Green Circle Bio Energy, Inc. in January 2015. The Partnership also recorded payments made to acquire a six-year, wood pellet contract with a European utility in 2010 as an intangible asset. These costs are recoverable through the future revenue streams generated from the associated contract and are closely related to the revenue from the customer contract. The Partnership amortizes the customer contract intangible assets as deliveries are completed during the respective contract terms. During the three and six months ended June 30, 2017 and 2016, $0.4 million and $0.5 million and $0.4

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

million and $1.2 million, respectively, were included in cost of goods sold in the accompanying unaudited condensed consolidated statements of income.

The estimated aggregate maturities of amortization expense for the next five years are as follows:

July 1, 2017 through December 31, 2017	$548
Year ending December 31, 2018	308
Year ending December 31, 2019	—
Year ending December 31, 2020	—
Year ending December 31, 2021	—
Thereafter	—
Total	$856

(9) Assets Held for Sale

The Partnership has a controlling interest in Enviva Pellets Wiggins, LLC (“Wiggins”), an entity that owns a wood pellet production plant in Stone County, Mississippi (the “Wiggins plant”). Wiggins is a joint venture controlled and consolidated by the Partnership. In December 2016, the Partnership, with the authorization of the Partnership’s board of directors, initiated a plan, and entered into a purchase and sale agreement, to sell the Wiggins plant. In December 2016, the Partnership reclassified the Wiggins plant assets to current assets held for sale and ceased depreciation. On January 20, 2017, the purchase and sale agreement terminated when the buyer failed to pay the purchase price. As of June 30, 2017, all operations at the Wiggins plant have ceased and the plant remains available for immediate sale. The Partnership remains in active negotiations with potential purchasers for the Wiggins plant assets.

(10) Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations at carrying value are composed of the following:

	June 30,	December 31,
	2017	2016
Senior Notes, net of unamortized discount and debt issuance of $5.8 million as of June 30, 2017 and $6.2 million as of December 31, 2016	$294,233	$293,797
Senior Secured Credit Facilities, Tranche A-1 Advances, net of unamortized discount and debt issuance costs of $1.2 million as of June 30, 2017 and $1.4 million as of December 31, 2016	40,532	41,651
Senior Secured Credit Facilities, Tranche A-3 Advances, net of unamortized discount and debt issuance costs of $0.1 million as of June 30, 2017 and $0.2 December 31, 2016	4,500	4,489
Senior Secured Credit Facilities, revolving credit commitments, at a Eurodollar Rate of 7.0% at December 31, 2016	—	6,500
Other loans	2,026	2,759
Capital leases	2,418	1,599
Total long-term debt and capital lease obligations	343,709	350,795
Less current portion of long-term debt and capital lease obligations	(4,447)	(4,109)
Long-term debt and capital lease obligations, excluding current installments	$339,262	$346,686

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

Senior Notes Due 2021

On November 1, 2016, the Partnership and Enviva Partners Finance Corp. (together with the Partnership, the “Issuers”), Wilmington Trust, National Association, as trustee, and the guarantors thereto entered into an indenture, as amended or supplemented (the “Indenture”), pursuant to which the Issuers issued $300.0 million in aggregate principal amount of 8.5% senior unsecured notes due November 1, 2021 (the “Senior Notes”) to eligible purchasers (the “Senior Notes Offering”) in a private placement under Rule 144A and Regulation S of the Securities Act of 1933, as amended (the “Securities Act”). Interest payments, which commenced on May 1, 2017, are due semi-annually in arrears on May 1 and November 1. The Partnership recorded $6.4 million in issue discounts and costs associated with the issuance of the Senior Notes, which have been recorded as a deduction to long-term debt and capital lease obligations.

The Partnership used $139.6 million of the net proceeds from the Senior Notes, together with cash on hand, to pay a portion of the purchase price for the Sampson Drop-Down and $159.8 million to repay borrowings, including accrued interest, under the Senior Secured Credit Facilities.

In connection with the Senior Notes Offering, the Partnership entered into a registration rights agreement among the Issuers, the guarantors of the Senior Notes and JP Morgan Securities LLC, as representative of the several initial purchasers of each series of the Senior Notes. Pursuant to the registration rights agreement, the Issuers and the guarantors agreed to use commercially reasonable efforts to file a registration statement with the SEC to offer to exchange the Senior Notes for newly issued registered notes with terms substantially identical in all material respects to the Senior Notes (except that the registered notes will not be subject to restrictions on transfer) (the “Exchange Offer”), and cause the registration statement to become effective within 365 days of the closing date of the Senior Notes Offering.

In July 2017, as required by the terms of the registration rights agreement entered into in connection with the Senior Notes Offering, the Partnership filed a Registration Statement on Form S-4 to register the exchange of the Senior Notes for $300.0 million of 8.5% senior unsecured notes due November 1, 2021 (the “Registered Notes,” and together with the Senior Notes, the “Notes”). The Partnership also entered into a second supplemental indenture governing the terms of the Registered Notes, which are substantially identical to those of the Senior Notes, except that the Registered Notes are registered under the Securities Act. The Registration Statement was declared effective by the SEC on July 7, 2017. The Exchange Offer commenced on July 10, 2017 and expires on August 4, 2017, unless extended by the Partnership.

At any time prior to November 1, 2018, the Issuers may redeem up to 35% of the aggregate principal amount of the Notes at a redemption price of 108.5% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, in an amount not greater than the net cash proceeds of one or more equity offerings by the Partnership, provided that:

•

at least 65% of the aggregate principal amount of the notes issued under the Indenture on November 1, 2016, remains outstanding immediately after the occurrence of such redemption (excluding notes held by the Partnership and its subsidiaries); and

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

The Notes contain certain covenants applicable to the Partnership including, but not limited to (1) restricted payments, (2) incurrence of indebtedness and issuance of preferred securities, (3) liens, (4) dividend and other payment restrictions affecting subsidiaries, (5) merger, consolidation or sale of assets, (6) transactions with affiliates, (7) designation of restricted and unrestricted subsidiaries, (8) additional subsidiary guarantees, (9) business activities and (10) reporting obligations.

As of June 30, 2017 and December 31, 2016, the Partnership was in compliance with all covenants and restrictions associated with, and no events of default existed under, the Indenture. The Partnership’s obligations under the Indenture are guaranteed by certain of the Partnership’s subsidiaries and secured by liens on substantially all of the Partnership’s assets.

Senior Secured Credit Facilities

On April 9, 2015, the Partnership entered into a credit agreement (the “Credit Agreement”) providing for $199.5 million aggregate principal amount of senior secured credit facilities (the “Original Credit Facilities”). The Original Credit Facilities consisted of (i) $99.5 million aggregate principal amount of Tranche A-1 borrowings, (ii) $75.0 million aggregate principal amount of Tranche A-2 borrowings and (iii) revolving credit commitments in an aggregate principal amount at any time outstanding, taken together with the face amount of letters of credit, not in excess of $25.0 million.  The Partnership is also able to request loans under incremental facilities under the Credit Agreement on the terms and conditions and in the maximum aggregate principal amounts set forth therein, provided that lenders provide commitments to make loans under such incremental facilities.

On December 11, 2015, the Partnership entered into the First Incremental Term Loan Assumption Agreement (the “Assumption Agreement”) providing for $36.5 million of incremental borrowings (the “Incremental Term Borrowings” and, together with the Original Credit Facilities, the “Senior Secured Credit Facilities”) under the Credit Agreement. The Incremental Term Borrowings consisted of (i) $10.0 million aggregate principal amount of Tranche A-3 borrowings and (ii) $26.5 million aggregate principal amount of Tranche A-4 borrowings. On December 11, 2015, Enviva FiberCo, LLC (“Enviva FiberCo”), an affiliate and a wholly owned subsidiary of the sponsor, became a lender pursuant to the Credit Agreement with a purchase of $15.0 million aggregate principal amount of the Tranche A-4 borrowings, net of a 1.0% lender fee. On June 30, 2016, Enviva FiberCo assigned all of its rights and obligations in its capacity as a lender to a third party. The Partnership recorded $0.2 million and $0.4 million as interest expense related to this indebtedness during the three and six months ended June 30, 2016, respectively.

On October 17, 2016, the Partnership entered into a second amendment to the Credit Agreement (the “Second Amendment”). Following the consummation of the Sampson Drop-Down, the Second Amendment provided for an increase of the revolving credit commitments from $25.0 million to $100.0 million.

On December 14, 2016, proceeds from the Senior Notes were used to repay all outstanding indebtedness, including accrued interest, of $74.7 million for Tranche A-2 and $26.5 million for Tranche A-4 under the Senior Secured Credit Facilities, and to repay a portion of the outstanding indebtedness, including accrued interest, of $53.6 million for Tranche

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

A-1 and $5.1 million for Tranche A-3 under the Senior Secured Credit Facilities. For the year ended December 31, 2016, the Partnership recorded a $4.4 million loss on early retirement of debt obligation related to the repayments.

The Senior Secured Credit Facilities mature in April 2020. Borrowings under the Senior Secured Credit Facilities bear interest, at the Partnership’s option, at either a base rate plus an applicable margin or at a Eurodollar rate (with a 1.00% floor for term loan borrowings) plus an applicable margin. Principal and interest are payable quarterly.

The Partnership had a $4.0 million letter of credit outstanding under the letters of credit facilities as of June 30, 2017 and December 31, 2016. The letter of credit was issued in connection with a contract between the Partnership and a third party in the ordinary course of business.

The Partnership had no amount outstanding under the revolving credit commitments as of June 30, 2017. The Partnership had $6.5 million outstanding under the revolving credit commitments as of December 31, 2016.

As of June 30, 2017 and December 31, 2016, the Partnership was in compliance with all covenants and restrictions associated with, and no events of default existed under, the Credit Agreement. The Partnership’s obligations under the Credit Agreement are guaranteed by certain of the Partnership’s subsidiaries and secured by liens on substantially all its assets.

(11) Related-Party Transactions
Management Services Agreement

On April 9, 2015, the Partnership, Enviva Partners GP, LLC, its general partner (the “General Partner”), Enviva, LP, Enviva GP, LLC and certain subsidiaries of Enviva, LP (collectively, the “Service Recipients”) entered into a five-year Management Services Agreement (the “MSA”) with Enviva Management Company, LLC (the “Provider”), a wholly owned subsidiary of the sponsor, pursuant to which the Provider provides the Service Recipients with operations, general administrative, management and other services (the “Services”). Under the terms of the MSA, the Service Recipients are required to reimburse the Provider the amount of all direct or indirect internal or third-party expenses incurred, including, without limitation: (i) the portion of the salary and benefits of the employees engaged in providing the Services reasonably allocable to the Service Recipients; (ii) the charges and expenses of any third party retained to provide any portion of the Services; (iii) office rent and expenses and other overhead costs incurred in connection with, or reasonably allocable to, providing the Services; (iv) amounts related to the payment of taxes related to the business of the Service Recipients; and (v) costs and expenses incurred in connection with the formation, capitalization, business or other activities of the Provider pursuant to the MSA.

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

During the three and six months ended June 30, 2017, the Partnership incurred $14.0 million and $28.2 million, respectively, related to the MSA. Of this amount, during the three and six months ended June 30, 2017, $10.6 million and $22.3 million, respectively, is included in cost of goods sold and $2.6 million and $5.2 million, respectively, is included in general and administrative expenses on the unaudited condensed consolidated statements of income. At June 30, 2017, $0.7 million incurred under the MSA is included in finished goods inventory.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

During the three and six months ended June 30, 2016, the Partnership incurred $14.3 million and $26.4 million, respectively, related to the MSA. Of this amount, $9.7 million and $17.7 million, respectively, is included in cost of goods sold and $4.3 million and $8.4 million, respectively, is included in general and administrative expenses on the unaudited condensed consolidated statements of income. At June 30, 2016, $0.3 million incurred under the MSA is included in finished goods inventory.

As of June 30, 2017 and December 31, 2016, the Partnership had $10.1 million and $10.6 million, respectively, included in related-party payables related to the MSA.

Common Control Transactions

Sampson Drop-Down

On December 14, 2016, the Hancock JV contributed to Enviva, LP all of the issued and outstanding limited liability company interests in Sampson for total consideration of $175.0 million (see Note 1, Description of Business and Basis of Presentation).

Enviva Port of Wilmington, LLC Acquisition

The Partnership has agreed to purchase Enviva Port of Wilmington, LLC (“Wilmington”), a wholly owned subsidiary of the Hancock JV, from the Hancock JV for total consideration of $130.0 million. The acquisition of Wilmington (the “Wilmington Drop‑Down”), which owns the marine terminal in Wilmington, North Carolina (the “Wilmington terminal”), is expected to close on or about October 2, 2017 with an initial payment of $56.0 million and is subject to customary closing conditions. Wilmington is party to the TSA and a long‑term terminal services agreement to receive, store and load wood pellets for the sponsor produced by a third party production plant. In addition, Wilmington is expected to enter into a long‑term terminal services agreement with the Hancock JV to receive, store and load wood pellets from the planned production plant in Hamlet, North Carolina (the “Hamlet plant”), which is expected to be completed by the sponsor in late 2018. Upon first deliveries to the Wilmington terminal from the Hamlet plant, the Partnership will make another payment of $74.0 million, subject to certain conditions

Enviva FiberCo, LLC

The Partnership purchases raw materials from Enviva FiberCo. Raw material purchases during the three and six months ended June 30, 2017 and 2016 from Enviva FiberCo were $2.3 million and $4.1 million and $0.5 million and $1.4 million, respectively.

Related-Party Indemnification

In connection with the Sampson Drop-Down, the Hancock JV agreed to indemnify the Partnership, its affiliates, and its respective officers, directors, managers, counsel, agents and representatives from all costs and losses arising from certain vendor liabilities and claims related to the construction of the Sampson plant. At June 30, 2017 and December 31, 2016, accrued liabilities related to such indemnifiable costs and losses included $6.4 million related to work performed by certain vendors. The Partnership recorded a corresponding related-party receivable from the Hancock JV of $6.4 million for reimbursement of these amounts in connection with the Sampson Drop-Down. During the three and six months ended June 30, 2017, an additional $1.5 million of certain associated vendor liabilities and claims was incurred and included in the related-party receivable from the Hancock JV (see Note 1, Description of Business and Basis of Presentation).

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

Terminal Services Agreement

On December 14, 2016, Enviva, LP and Wilmington entered into a terminal services agreement (the “TSA”) regarding wood pellets produced at the Sampson plant and transported by truck to the Wilmington terminal. Pursuant to the TSA, the wood pellets are received, stored and ultimately loaded onto oceangoing vessels for transport to the Partnership’s customers. During the three and six months ended June 30, 2017, terminal services of $0.8 million and $1.5 million, respectively, were expensed and are included in cost of goods sold on the unaudited consolidated statements of operations. No terminal services were provided by the Wilmington terminal to the Partnership during the three and six months ended June 30, 2016.

Biomass Purchase Agreement – Hancock JV

On April 9, 2015, Enviva, LP entered into a master biomass purchase and sale agreement (the “Biomass Purchase Agreement”) and a confirmation thereunder with the Hancock JV pursuant to which the Hancock JV sold to Enviva, LP, at a fixed price per metric ton, certain volumes of wood pellets per month. The Partnership sold the wood pellets purchased from the Hancock JV to customers under the Partnership’s existing off-take contracts. Such confirmation was terminated on December 11, 2015.

On September 7, 2016, Sampson entered into a confirmation under the Biomass Purchase Agreement pursuant to which Sampson agreed to sell to the sponsor 60,000 metric tons of wood pellets through August 31, 2017. On June 23, 2017, the sponsor satisfied its take-or-pay obligation under the agreement through a $2.7 million payment to the Partnership which is included in “Other revenue.”

On September 26, 2016, Enviva, LP and Sampson entered into two confirmations under the Biomass Purchase Agreement pursuant to which Enviva, LP agreed to sell to Sampson 140,000 metric tons of wood pellets, and Sampson agreed to sell to Enviva, LP 140,000 metric tons of wood pellets. The confirmation pursuant to which Enviva, LP agreed to sell wood pellets to Sampson under the Biomass Purchase Agreement was terminated in connection with the Sampson Drop-Down.

Biomass Option Agreement – Enviva Holdings, LP

On February 3, 2017, Enviva, LP entered into a master biomass purchase and sale agreement and a confirmation thereunder, which confirmation was amended on April 1, 2017, each with the sponsor (together, the “Option Contract”), pursuant to which Enviva, LP has the option to purchase certain volumes of wood pellets from the sponsor, from time to time at a price per metric ton determined by reference to a market index. The sponsor has a corresponding right to re-purchase volumes purchased by Enviva, LP pursuant to the Option Contract at a price per metric ton determined by reference to such market index at then-prevailing rates in the event that Enviva, LP purchases more than 45,000 metric tons of wood pellets pursuant to the Option Contract.

During the three and six months ended June 30, 2017, pursuant to the Option Contract, Enviva, LP purchased $1.3 million and $2.9 million, respectively, of wood pellets from the sponsor, which are included in cost of goods sold in the Partnership’s unaudited condensed consolidated statements of income.

Related-Party Indebtedness

On December 11, 2015, Enviva FiberCo became a lender pursuant to the Credit Agreement with a purchase of $15.0 million aggregate principal amount of the Tranche A-4 term borrowings, net of a 1.0% lender fee. On June 30, 2016, Enviva FiberCo assigned all of its rights and obligations in its capacity as a lender to a third party. The Partnership

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

recorded $0.2 million and $0.4 million as related-party interest expense related to this indebtedness during the three and six months ended June 30, 2016, respectively.

Related-Party Notes Payable

On January 22, 2016, an indirect wholly owned subsidiary of the Partnership with a noncontrolling interest in Wiggins became the holder of a $3.3 million Wiggins construction loan and working capital line. There were no changes to the terms of the loans. The loans were paid in full on the October 18, 2016 maturity date. Related-party interest expense associated with the related-party notes payable was insignificant during the three and six months ended June 30, 2016.

(12) Income Taxes

The Partnership’s U.S. operations are organized as limited partnerships and entities that are disregarded for federal and state income tax purposes. As a result, the Partnership is not subject to U.S. federal or most state income taxes. The partners and unitholders of the Partnership are liable for these income taxes on their share of the Partnership’s taxable income. Some states impose franchise and capital taxes on the Partnership. Such taxes are not material to the consolidated financial statements and have been included in other income (expense) as incurred.

As of June 30, 2017, the periods subject to examination for federal and state income tax returns are 2013 through 2016. The Partnership believes its income tax filing positions, including its status as a pass-through entity, would be sustained on audit and does not anticipate any adjustments that would result in a material change to its consolidated balance sheet. Therefore, no reserves for uncertain tax positions, interest or penalties have been recorded. For the three and six months ended June 30, 2017 and 2016, no provision for federal or state income taxes has been recorded in the consolidated financial statements.

(13) Commitments and Contingencies

During the fourth quarter of 2016, the Partnership re-purchased a shipment of wood pellets from one customer and subsequently sold it to another customer in a back-to-back transaction. Smoldering was observed onboard the vessel, which resulted in damage to a portion of the shipment and one of the vessel’s five cargo holds (the “Shipping Event”). The disponent owner of the vessel (the “Shipowner”) directly or indirectly chartered the vessel from certain other parties (collectively, the “Head Owners”) and in turn contracted with Enviva Pellets Cottondale, LLC (“Cottondale”) as the charterer of the vessel. Following the mutual appointment of arbitrators in connection with the Shipping Event, on June 8, 2017, the Shipowner submitted claims against Cottondale (the “Claims”) alleging damages of approximately $11.4 million (calculated using exchange rates as of June 30, 2017), together with other unquantified losses and damages. The Claims provide that the Shipowner would seek indemnification and other damages from Cottondale to the extent that the Shipowner is unsuccessful in its defense of claims raised by the Head Owners against it for damages arising in connection with the Shipping Event.

Although it is reasonably possible that the Shipping Event may result in additional costs for the Partnership’s account, responsibility for such costs and liabilities incurred in connection with the Shipping Event is disputed among the various parties involved. If any such costs and liabilities ultimately are allocated to the Partnership, a portion may be recovered under insurance. The Partnership believes it has meritorious defenses to the Claims, but is generally unable to predict the timing or outcome of any claims or proceedings, including the Claims, associated with the Shipping Event, or any insurance recoveries in respect thereof. Consequently, the Partnership is unable to provide an estimate of the amount or range of possible loss.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

(14) Partners’ Capital

Allocations of Net Income

The First Amended and Restated Agreement of Limited Partnership of the Partnership (the “Partnership Agreement”) contains provisions for the allocation of net income and loss to the unitholders of the Partnership and the General Partner. For purposes of maintaining partner capital accounts, the Partnership Agreement specifies that items of income and loss shall be allocated among the partners of the Partnership in accordance with their respective percentage ownership interest. Such allocations are made after giving effect, if any, to priority income allocations in an amount equal to incentive cash distributions, which are allocated 100% to the General Partner.

Incentive Distribution Rights

Incentive distribution rights (“IDRs”) represent the right to receive increasing percentages (ranging from 15.0% to 50.0%) of quarterly distributions from operating surplus after distributions in amounts exceeding specified target distribution levels have been achieved by the Partnership. The General Partner currently holds the IDRs, but may transfer these rights at any time.

At-the-Market Offering Program

On August 8, 2016, the Partnership filed a prospectus supplement to the shelf registration filed with the SEC on June 24, 2016, for the registration of the continuous offering of up to $100.0 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of the offerings. In August 2016, the Partnership entered into an equity distribution agreement (the “Equity Distribution Agreement”) with certain managers pursuant to which the Partnership may offer and sell common units from time to time through or to one or more of the managers, subject to the terms and conditions set forth in the Equity Distribution Agreement, of up to an aggregate sales amount of $100.0 million (the “ATM Program”)

During the three months ended June 30, 2017, the Partnership did not sell common units under the ATM Program. During the six months ended June 30, 2017, the Partnership sold 63,577 common units under the Equity Distribution Agreement for net proceeds of $1.7 million, net of an insignificant amount of commissions. Net proceeds from sales under the ATM Program were used for general partnership purposes. Since the ATM program was established in August 2016, no common units were sold under the Equity Distribution Agreement during the three and six months ended June 30, 2016.

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

						Total
						Payment to
						General
						Partner for
						Incentive
	Declaration	Record	Payment	Distribution	Total Cash	Distribution
Quarter Ended	Date	Date	Date	Per Unit	Distribution	Rights
March 31, 2016	May 4, 2016	May 16, 2016	May 27, 2016	$0.5100	$12.6	$0.2
June 30, 2016	August 3, 2016	August 15, 2016	August 29, 2016	$0.5250	$13.0	$0.3
September 30, 2016	November 2, 2016	November 14, 2016	November 29, 2016	$0.5300	$13.3	$0.3
December 31, 2016	February 1, 2017	February 15, 2017	February 28, 2017	$0.5350	$14.1	$0.4
March 31, 2017	May 3, 2017	May 18, 2017	May 30, 2017	$0.5550	$14.6	$0.5
June 30, 2017	August 2, 2017	August 15, 2017	August 29, 2017	$0.5700	$15.0	$0.7

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

Accumulated Other Comprehensive Income

Comprehensive income consists of two components: net income and other comprehensive income. Other comprehensive income refers to revenue, expenses and gains and losses that under GAAP are included in comprehensive income but excluded from net income. The Partnership’s other comprehensive income consists of unrealized gains and losses related to derivative instruments accounted for as cash flow hedges. There was no other comprehensive income for the three and six months ended June 30, 2016.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

The following table presents the changes in accumulated other comprehensive income for the six months ended June 30, 2017:

Unrealized
Losses on
Derivative
Instruments
Balance at December 31, 2016	$595
Net unrealized losses	(2,853)
Reclassification of net losses to net income	106
Accumulated other comprehensive income	$(2,152)

Noncontrolling Interests—Enviva Pellets Wiggins, LLC

At June 30, 2017 and December 31, 2016, the Partnership held 20.0 million of the 30.0 million outstanding Series B units in Wiggins, which represented a 67% controlling interest in Wiggins.

In December 2016, the Partnership executed a purchase and sale agreement to sell substantially all of the assets of Wiggins, with the closing of the transaction scheduled for January 20, 2017. On January 20, 2017, the purchase and sale agreement terminated when the buyer failed to pay the purchase price and the Partnership ceased operations at the Wiggins plant (See Note 9, Assets Held for Sale). The Partnership remains in active negotiations with potential purchasers for the Wiggins plant assets.

Noncontrolling Interests—Hancock JV

Sampson was a wholly owned subsidiary of the Hancock JV prior to the consummation of the Sampson Drop-Down. The Partnership’s financial statements have been recast to include the financial results of Sampson as if the consummation of the Sampson Drop-Down had occurred on May 15, 2013, the date Sampson was originally organized. The Partnership’s financial statements include the Hancock JV’s noncontrolling interest for the periods prior to the consummation of the Sampson Drop-Down. The Partnership’s unaudited condensed consolidated statements of income for the three and six months ended June 30, 2016 include net losses of $1.1 million and $2.1 million, respectively, attributable to the noncontrolling interests in Sampson.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

(15) Equity-Based Awards

The following table summarizes information regarding phantom unit awards to employees of the Provider under the Enviva Partners, LP Long-Term Incentive Plan (“LTIP”) who provide services to the Partnership (the “Affiliate Grants”):

			Performance-Based		Total Affiliate Grant
	Phantom Units		Phantom Units		Phantom Units
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
		Fair Value		Fair Value		Fair Value
	Units	(per unit)(1)	Units	(per unit)(1)	Units	(per unit)(1)
Nonvested December 31, 2016	346,153	$19.32	235,355	$19.46	581,508	$19.37
Granted	281,841	$25.40	104,024	$25.25	385,865	$25.36
Forfeitures	(23,298)	$21.31	—	$—	(23,298)	$21.31
Vested	—	$—	—	$—	—	$—
Nonvested June 30, 2017	604,696	$22.08	339,379	$21.23	944,075	$21.77

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.

The following table summarizes information regarding phantom unit awards under the LTIP to certain non-employee directors of the General Partner (the “Director Grants”):

			Performance-Based		Total Director Grant
	Phantom Units		Phantom Units		Phantom Units
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
		Fair Value		Fair Value		Fair Value
	Units	(per unit)(1)	Units	(per unit)(1)	Units	(per unit)(1)
Nonvested December 31, 2016	17,724	$22.57	—	$—	17,724	$22.57
Granted	15,840	$25.25	—	$—	15,840	$25.25
Forfeitures	—	$—	—	$—	—	$—
Vested	(17,724)	$22.57	—	$—	(17,724)	$22.57
Nonvested June 30, 2017	15,840	$25.25	—	$—	15,840	$25.25

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.

On February 3, 2017, Director Grants valued at $0.4 million were granted and vest on the first anniversary of the grant date, February 3, 2018. On May 4, 2017, the Director Grants that were nonvested at December 31, 2016 vested and common units were issued.

The distribution equivalent rights (“DERs”) associated with the Director Grants and the Affiliate Grants entitle the recipients to receive payments equal to any distributions made by the Partnership to the holders of common units within 60 days following the record date for such distributions. The DERs associated with the performance-based Affiliate Grants will remain outstanding and unpaid from the grant date until the earlier of the settlement or forfeiture of the related Affiliate Grants. Payments related to DERs for the three and six months ended June 30, 2016 were not significant.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

(16) Net Income per Limited Partner Unit

Net income per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net income, after deducting any incentive distributions, by the weighted-average number of outstanding common and subordinated units. The Partnership’s net income is allocated to the limited partners in accordance with their respective ownership percentages, after giving effect to priority income allocations for incentive distributions, if any, to the holder of the IDRs, pursuant to the Partnership Agreement, which are declared and paid following the close of each quarter. Earnings in excess of distributions are allocated to the limited partners based on their respective ownership interests. Payments made to the Partnership’s unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of earnings per unit.

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

The following provides a reconciliation of net income and the assumed allocation of net income under the two-class method for purposes of computing net income per unit for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017
	Common	Subordinated	General
	Units	Units	Partner
	(in thousands)
Weighted-average common units outstanding—basic	14,405	11,905	—
Effect of nonvested phantom units	954	—	—
Weighted-average common units outstanding—diluted	15,359	11,905	—

	Three Months Ended June 30, 2017
	Common	Subordinated	General
	Units	Units	Partner	Total
	(in thousands, except per unit amounts)
Distributions declared	$8,215	$6,786	$669	$15,670
Earnings less than distributions	(6,466)	(5,342)	—	(11,808)
Net income attributable to partners	$1,749	$1,444	$669	$3,862
Weighted-average units outstanding—basic	14,405	11,905
Weighted-average units outstanding—diluted	15,359	11,905
Net income per limited partner unit—basic	$0.12	$0.12
Net income per limited partner unit—diluted	$0.11	$0.12

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

	Six Months Ended June 30, 2017
	Common	Subordinated	General
	Units	Units	Partner
	(in thousands)
Weighted-average common units outstanding—basic	14,392	11,905	—
Effect of nonvested phantom units	883	—	—
Weighted-average common units outstanding—diluted	15,275	11,905	—

	Six Months Ended June 30, 2017
	Common	Subordinated	General
	Units	Units	Partner	Total
	(in thousands, except per unit amounts)
Distributions declared	$16,214	$13,393	$1,206	$30,813
Earnings less than distributions	(13,371)	(11,045)	—	(24,416)
Net income attributable to partners	$2,843	$2,348	$1,206	$6,397
Weighted-average units outstanding—basic	14,392	11,905
Weighted-average units outstanding—diluted	15,275	11,905
Net income per limited partner unit—basic	$0.20	$0.20
Net income per limited partner unit—diluted	$0.19	$0.20

	Three Months Ended June 30, 2016
	Common	Subordinated	General
	Units	Units	Partner
	(in thousands)
Weighted-average common units outstanding—basic	12,862	11,905	—
Effect of nonvested phantom units	583	—	—
Weighted-average common units outstanding—diluted	13,445	11,905	—

	Three Months Ended June 30, 2016
	Common	Subordinated	General
	Units	Units	Partner	Total
	(in thousands, except per unit amounts)
Distributions declared	$6,756	$6,250	$257	$13,263
Earnings less than distributions	(630)	(580)	—	(1,210)
Net income attributable to partners	$6,126	$5,670	$257	$12,053
Weighted-average units outstanding—basic	12,862	11,905
Weighted-average units outstanding—diluted	13,445	11,905
Net income per limited partner unit—basic	$0.48	$0.48
Net income per limited partner unit—diluted	$0.47	$0.47

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

	Six Months Ended June 30, 2016
	Common	Subordinated	General
	Units	Units	Partner
	(in thousands)
Weighted-average common units outstanding—basic	12,857	11,905	—
Effect of nonvested phantom units	534	—	—
Weighted-average common units outstanding—diluted	13,391	11,905	—

	Six Months Ended June 30, 2016
	Common	Subordinated	General
	Units	Units	Partner	Total
	(in thousands, except per unit amounts)
Distributions declared	$13,310	$12,322	$413	$26,045
Earnings less than distributions	(3,376)	(3,122)	—	(6,498)
Net income attributable to partners	$9,934	$9,200	$413	$19,547
Weighted-average units outstanding—basic	12,857	11,905
Weighted-average units outstanding—diluted	13,391	11,905
Net income per limited partner unit—basic	$0.77	$0.77
Net income per limited partner unit—diluted	$0.76	$0.76

(17) Supplemental Guarantor Information

The Partnership and its wholly owned finance subsidiary, Enviva Partners Finance Corp., are the co-issuers of the Notes on a joint and several basis. The Partnership has no material independent assets or operations. The Notes are guaranteed on a senior unsecured basis by the Partnership’s direct and indirect wholly owned subsidiaries (the “Subsidiary Guarantors”), other than Enviva Partners Finance Corp., Wiggins, Enviva MLP International Holdings, LLC (formerly known as Enviva Preferred Holdings, LLC) and Enviva Energy Services Cooperatief, U.A. The guarantees are full and unconditional and joint and several. Each of the Subsidiary Guarantors is directly or indirectly 100% owned by the Partnership. Enviva Partners Finance Corp. is a finance subsidiary formed for the purpose of being the co-issuer of the Notes. Wiggins is a non-Subsidiary Guarantor that permanently ceased operations in January of 2017, and the assets of Wiggins are currently classified as held for sale. Enviva MLP International Holdings, LLC and Enviva Energy Services Cooperatief, U.A. currently own no assets and have no operations. Other than certain restrictions arising under the Credit Agreement and the Indenture (see Note 10,  Long-Term Debt and Capital Lease Obligations), there are no significant restrictions on the ability of any restricted subsidiary to (a) pay dividends or make any other distributions to the Partnership or any of its restricted subsidiaries or (b) make loans or advances to the Partnership or any of its restricted subsidiaries.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Enviva Partners, LP, together with its subsidiaries (“we,” “us,” “our,” or “the Partnership”), is a Delaware limited partnership formed on November 12, 2013. Our sponsor is Enviva Holdings, LP (and, where applicable, its wholly owned subsidiary Enviva Development Holdings, LLC) and references to our General Partner refer to Enviva Partners GP, LLC, a wholly owned subsidiary of our sponsor. References to the “Hancock JV” refer to Enviva Wilmington Holdings, LLC, a joint venture between our sponsor, Hancock Natural Resource Group, Inc. and certain other affiliates of John Hancock Life Insurance Company.

The following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis in Part II‑Item 7 of our Annual Report on Form 10‑K for the year ended December 31, 2016 (the “2016 Form 10‑K”), as filed with the U.S. Securities and Exchange Commission (the “SEC”). Our 2016 Form 10‑K contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates and contractual obligations. You should also read the following discussion and analysis together with the risk factors set forth in the 2016 Form 10‑K and the factors described under “Cautionary Statement Regarding Forward‑Looking Information” in this Quarterly Report on Form 10‑Q.

Basis of Presentation

The following discussion of our historical performance and financial condition is derived from our audited consolidated financial statements and unaudited condensed consolidated financial statements.

On December 14, 2016, the Hancock JV contributed to Enviva, LP all of the issued and outstanding limited liability company interests in Enviva Pellets Sampson, LLC (“Sampson”) for total consideration of $175.0 million. Sampson owns a wood pellet production plant in Sampson County, North Carolina (the “Sampson plant”). The acquisition (the “Sampson Drop‑Down”) also included two off‑take contracts and related third‑party shipping contracts.

Our unaudited condensed consolidated financial statements for periods prior to December 14, 2016 have been retroactively recast to reflect the consummation of the Sampson Drop‑Down as if it occurred on May 15, 2013, the date Sampson was originally organized. Entities contributed by or distributed to our sponsor or the Hancock JV are considered entities under common control and are recorded at historical cost with any excess consideration over cost being recorded as a distribution in partners’ capital.

Business Overview

We are the world’s largest supplier by production capacity of utility‑grade wood pellets to major power generators. We own and operate six industrial‑scale production plants in the Southeastern United States that have a combined wood pellet production capacity of 2.8 million metric tons per year (“MTPY”). We also own a deep‑water marine terminal at the Port of Chesapeake. All of our facilities are located in geographic regions with low input costs and favorable transportation logistics. Owning these cost‑advantaged assets, the output from which is fully contracted, in a rapidly expanding industry provides us with a platform to generate stable and growing cash flows that should enable us to increase our per‑unit cash distributions over time, which is our primary business objective.

Our sales strategy is to fully contract the production capacity of the Partnership. During 2017, contracted volumes under our existing off‑take contracts are approximately equal to the full production capacity of our production plants. Our off‑take contracts provide for sales of 2.7 million metric tons (“MT”) of wood pellets in 2017 and have a weighted‑average remaining term of 9.8 years from July 1, 2017. We intend to continue expanding our business by taking advantage of the growing demand for our product that is driven by the conversion of coal‑fired power generation and combined heat and power plants to co‑fired or dedicated biomass‑fired plants, principally in the United Kingdom and Northern Europe and, increasingly, in South Korea and Japan.

How We Evaluate Our Operations

Adjusted Gross Margin per Metric Ton

We use adjusted gross margin per metric ton to measure our financial performance. We define adjusted gross margin as gross margin excluding asset disposals and depreciation and amortization included in cost of goods sold. We believe adjusted gross margin per metric ton is a meaningful measure because it compares our revenue‑generating activities to our operating costs for a view of profitability and performance on a per metric ton basis. Adjusted gross margin per metric ton will primarily be affected by our ability to meet targeted production volumes and to control direct and indirect costs associated with procurement and delivery of wood fiber to our production plants and the production and distribution of wood pellets.

Adjusted EBITDA

We view adjusted EBITDA as an important indicator of our financial performance. We define adjusted EBITDA as net income or loss excluding depreciation and amortization, interest expense, income tax expense, early retirement of debt obligations, non‑cash unit compensation expense, asset impairments and disposals and certain items of income or loss that we characterize as unrepresentative of our ongoing operations. Adjusted EBITDA is a supplemental measure used by our management and other users of our financial statements, such as investors, commercial banks and research analysts, to assess the financial performance of our assets without regard to financing methods or capital structure.

Distributable Cash Flow

We define distributable cash flow as adjusted EBITDA less maintenance capital expenditures and interest expense net of amortization of debt issuance costs and original issue discounts. We use distributable cash flow as a performance metric to compare the cash‑generating performance of the Partnership from period to period and to compare the cash‑generating performance for specific periods to the cash distributions (if any) that are expected to be paid to our unitholders. We do not rely on distributable cash flow as a liquidity measure.

Non‑GAAP Financial Measures

Adjusted gross margin per metric ton, adjusted EBITDA and distributable cash flow are not financial measures presented in accordance with accounting principles generally accepted in the United States (“GAAP”). We believe that the presentation of these non‑GAAP financial measures provides useful information to investors in assessing our financial condition and results of operations. Our non‑GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measures. Each of these non‑GAAP financial measures has important limitations as an analytical tool because they exclude some, but not all, items that affect the most directly comparable GAAP financial measures. You should not consider adjusted gross margin per metric ton, adjusted EBITDA or distributable cash flow in isolation or as substitutes for analysis of our results as reported under GAAP. Our definitions of these non‑GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

The following tables present a reconciliation of each of adjusted gross margin per metric ton, adjusted EBITDA and distributable cash flow to the most directly comparable GAAP financial measure for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016 (Recast)	2017	2016 (Recast)

	(in thousands, except per metric ton)
Reconciliation of gross margin to adjusted gross margin per metric ton:
Metric tons sold	628	620	1,251	1,180
Gross margin	$18,187	$19,457	$36,663	$35,211
Loss on disposal of assets	2,005	155	2,005	156
Depreciation and amortization	8,953	7,114	17,385	13,995
Adjusted gross margin	$29,145	$26,726	$56,053	$49,362
Adjusted gross margin per metric ton	$46.41	$43.11	$44.81	$41.83

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016 (Recast)	2017	2016 (Recast)
	(in thousands)
Reconciliation of adjusted EBITDA and distributable cash flow to net income:
Net income	$3,859	$9,889	6,361	$15,435
Add:
Depreciation and amortization	8,957	7,120	17,393	14,013
Interest expense	7,705	3,340	15,410	6,731
Non-cash unit compensation expense	1,566	819	3,280	1,500
Asset impairments and disposals	1,981	155	2,005	156
Transaction expenses	420	6	2,953	59
Adjusted EBITDA	24,488	21,329	47,402	37,894
Less:
Interest expense net of amortization of debt issuance costs and original issue discount	7,318	2,894	14,642	5,839
Maintenance capital expenditures	1,561	832	2,013	1,383
Distributable cash flow attributable to Enviva Partners, LP	15,609	17,603	30,747	30,672
Less: Distributable cash flow attributable to incentive distribution rights	669	257	1,206	413
Distributable cash flow attributable to Enviva Partners, LP limited partners	$14,940	$17,346	$29,541	$30,259

Factors Impacting Comparability of Our Financial Results

Our future results of operations and cash flows may not be comparable to our historical consolidated results of operations and cash flows, principally for the following reasons:

Our sponsor contributed its interest in Sampson to us on December 14, 2016.  Our historical condensed consolidated financial statements have been retroactively recast to reflect the contribution of our sponsor’s interest in Sampson as if the contributions had occurred on May 15, 2013, the date Sampson was originally organized. The recast amounts for the six months ended June 30, 2016 primarily include general and administrative expenses associated with plant development and commissioning costs incurred during the construction of the Sampson plant. We do not expect to incur these costs going forward as the plant began producing wood pellets during the fourth quarter of 2016.

We began deliveries under a new long‑term off‑take contract in December 2016.  In connection with the Sampson Drop‑Down, the Hancock JV assigned to us a ten‑year, take‑or‑pay off‑take contract with DONG Energy Thermal Power A/S (the “DONG Contract”). The contract commenced September 1, 2016 and provides for sales of 360,000 MTPY for the first delivery year and 420,000 MTPY for years two through ten. The contract, accompanied by our increased production capacity from the Sampson plant, will have a material effect on our product sales and resulting gross margin.

We issued $300.0 million in aggregate principal amount of senior unsecured notes in a private placement to eligible purchasers.  On November 1, 2016, we and Enviva Partners Finance Corp., a wholly owned subsidiary of the Partnership formed on October 3, 2016 for the purpose of being the co‑issuer of the notes, issued $300.0 million in aggregate principal amount of 8.5% senior unsecured notes due November 1, 2021 (the “Senior Notes”) to eligible purchasers in a private placement under Rule 144A and Regulation S of the Securities Act of 1933, as amended (the “Securities Act”), which resulted in net proceeds of $293.6 million after deducting estimated expenses and underwriting discounts of $6.4 million. On December 14, 2016, a portion of the net proceeds from the Senior Notes, together with cash on hand and the issuance of 1,098,415 unregistered common units representing limited partnership interests in the Partnership (the “common units”) at a value of $27.31 per unit, or $30.0 million of common units, to affiliates of John Hancock Life Insurance Company, funded the consideration payable for the Sampson Drop‑Down. The remainder of the net proceeds from the Senior Notes were used to repay certain outstanding term loan indebtedness under our Senior Secured Credit Facilities. As a result, our unaudited condensed consolidated financial statements reflect the outstanding debt and interest expense associated with the Senior Notes.

We repaid a portion of the Original Credit Facilities and increased the capacity of our revolving credit facility.  On April 9, 2015, we entered into a credit agreement (the “Credit Agreement”) providing for a $199.5 million aggregate principal amount of senior secured credit facilities (the “Original Credit Facilities”). We entered into an assumption agreement on December 11, 2015, providing for $36.5 million of incremental term loan borrowings (the “Incremental Term Borrowings” and, together with the Original Credit Facilities, the “Senior Secured Credit Facilities”) under the Credit Agreement. In October 2016, we entered into a second amendment to the Credit Agreement (the “Second Amendment”), which became effective upon the closing of the Sampson Drop‑Down. Upon the consummation of the Sampson Drop‑Down, a portion of the net proceeds from the Senior Notes, together with cash on hand, were used to repay in full the outstanding principal and accrued interest on the Tranche A‑2 and Tranche A‑4 borrowings and to repay a portion of the outstanding principal and accrued interest on the Tranche A‑1 and Tranche A‑3 borrowings under the Senior Secured Credit Facilities. Following the consummation of the Sampson Drop‑Down and repayment of a portion of the Senior Secured Credit Facilities, the limit under our revolving credit commitments was increased from $25.0 million to $100.0 million pursuant to the Second Amendment.

Revenue and costs for deliveries to customers can vary significantly between periods depending upon the specific shipment and reimbursement for expenses, including the then‑current cost of fuel.  Depending on the specific off‑take contract, shipping terms are either Cost, Insurance and Freight (“CIF”) or Free on Board (“FOB”). Under a CIF contract, we procure and pay for shipping costs, which include insurance and all other charges, up to the port of destination for the customer. These costs are included in the price to the customer and, as such, are included in revenue and cost of goods sold. Under an FOB contract, the customer is directly responsible for shipping costs. Our customer shipping terms, as well as the timing and size of shipments during the year, can result in material fluctuations in revenue recognized between periods, but these terms generally have little impact on gross margin.

How We Generate Revenue

Overview

We primarily earn revenue by supplying wood pellets to our customers under off‑take contracts, the majority of the commitments under which are long‑term in nature. We refer to the structure of our contracts as “take‑or‑pay” because they include a firm obligation to take a fixed quantity of product at a stated price and provisions that ensure we will be compensated in the case of a customer’s failure to accept all or a part of the contracted volumes or termination of the contract. Each contract defines the annual volume of wood pellets that a customer is required to purchase and we are required to sell, the fixed price per metric ton for product satisfying a base net calorific value and other technical specifications. These prices are fixed for the entire term, subject to annual inflation‑based adjustments and price escalators, as well as, in some instances, price adjustments for product specifications and changes in underlying costs. In addition to sales of our product under these long‑term, take‑or‑pay contracts, we routinely sell volumes under shorter‑term contracts which range in volume and tenor and, in some cases, may include only one specific shipment. Because each of our contracts is a bilaterally negotiated agreement, our revenue over the duration of these contracts does not generally follow spot market pricing trends. Our revenue from the sale of wood pellets is recognized when the goods are shipped, title and risk of loss passes, the sales price to the customer is fixed, and collectability is reasonably assured.

Depending on the specific off‑take contract, shipping terms are either CIF or FOB. Under a CIF contract, we procure and pay for shipping costs, which include insurance and all other charges, up to the port of destination for the customer. These costs are included in the price to the customer and, as such, are included in revenue and cost of goods sold. Under an FOB contract, the customer is directly responsible for shipping costs. Our customer shipping terms, as well as the timing and size of shipments during the year, can result in material fluctuations in revenue recognized between periods but generally have little impact on gross margin.

The majority of the wood pellets we supply to our customers is produced at our production plants. These sales are included in “Product sales.” We also fulfill our contractual commitments and take advantage of dislocations in market supply and demand by purchasing from and selling to third‑party market participants, including, in some cases, our customers. In these back‑to‑back transactions, where title and risk of loss are immediately transferred to the ultimate purchaser, revenue is recorded net of costs paid to the third‑party supplier. This revenue is included in “Other revenue.”

In some instances, a customer may request to cancel, defer or accelerate a shipment. Contractually, we will seek to optimize our position by selling or purchasing the subject shipment to or from another party, including in some cases a related-party, either within our contracted off‑take portfolio or as an independent transaction on the spot market. In most instances, the original customer pays us a fee including reimbursement of any incremental costs, which is included in “Other revenue.”

Contracted Backlog

As of July 1, 2017, we had approximately $5.5 billion of product sales backlog for firm contracted product sales to power generators. Backlog represents the revenue to be recognized under existing contracts assuming deliveries occur as specified in the contracts. Contracted future product sales denominated in foreign currencies, excluding revenue hedged with foreign currency forward contracts, are included in U.S. Dollars at July 3, 2017 forward rates.

Our expected future product sales revenue under our contracted backlog as of July 1, 2017 is as follows (in millions):

Period from July 1, 2017 to December 31, 2017	$220
Year ending December 31, 2018	509
Year ending December 31, 2019 and thereafter	4,783
Total product sales contracted backlog	$5,512

Costs of Conducting Our Business

Cost of Goods Sold

Cost of goods sold includes the costs to produce and deliver our wood pellets to customers. The principal expenses incurred to produce and deliver our wood pellets consist of raw material, production and distribution costs.

We have strategically located our plants in the Southeastern United States, a region with plentiful wood fiber resources. We manage the supply of raw materials into our plants through a mixture of short‑term and long‑term contracts. Delivered wood fiber costs include stumpage (i.e., the price paid to the underlying timber resource owner for the raw material) as well as harvesting, transportation and, in some cases, size reduction services provided by our suppliers. The majority of our product volumes are sold under contracts that include cost pass‑through mechanisms to mitigate increases in raw material and distribution costs.

Production costs at our production plants consist of labor, energy, tooling, repairs and maintenance and plant overhead costs. Production costs also include depreciation expense associated with the use of our plants and equipment and any gain or loss on disposal of associated assets. Some of our off‑take contracts include price escalators that mitigate inflationary pressure on certain components of our production costs. In addition to the wood pellets that we produce at our owned and operated production plants, we selectively purchase additional quantities of wood pellets from third‑party wood pellet producers.

Distribution costs include all transport costs from our plants to our port locations, any storage or handling costs while the product remains at port and shipping costs related to the delivery of our product from our port locations to our customers. Both the strategic location of our plants and our ownership or control of our deep‑water terminals has allowed for the efficient and cost‑effective transportation of our wood pellets. We seek to mitigate shipping risk by entering into long‑term, fixed‑price shipping contracts with reputable shippers matching the terms and volumes of our contracts under which we are responsible for arranging shipping. Certain of our off‑take contracts include pricing adjustments for volatility in fuel prices, which allow us to pass the majority of fuel price‑risk associated with shipping through to our customers.

Additionally, as deliveries are made during the applicable contract term, we amortize the purchase price of acquired customer contracts that were recorded as intangibles.

Raw material, production and distribution costs associated with delivering our wood pellets to our deep‑water terminals and third‑party wood pellet purchase costs are capitalized as a component of inventory. Fixed production overhead, including the related depreciation expense, is allocated to inventory based on actual wood pellet production. These costs are reflected in cost of goods sold when inventory is sold. Distribution costs associated with shipping our wood pellets to our customers and amortization of favorable contracts are expensed as incurred. Our inventory is recorded using the first‑in, first‑out method (“FIFO”), which requires the use of judgment and estimates. Given the nature of our inventory, the calculation of cost of goods sold is based on estimates used in the valuation of the FIFO inventory and in determining the specific composition of inventory that is sold to each customer.

General and Administrative Expenses

We and our General Partner are party to a Management Services Agreement (the “MSA”) with Enviva Management Company, LLC (“Enviva Management”). Under the MSA, direct or indirect, internal or third‑party expenses incurred are either directly identifiable or allocated to us. Enviva Management estimates the percentage of employee salary and related benefits, third‑party costs, office rent and expenses and any other overhead costs to be provided to us. Each month, Enviva Management allocates the actual costs accumulated in the financial accounting system using these estimates. Enviva Management also charges us for any directly identifiable costs such as goods or services provided at our request. We believe Enviva Management’s assumptions and allocations have been made on a reasonable basis and are the best estimate of the costs that we would have incurred on a stand‑alone basis.

Our unaudited condensed consolidated financial statements have been recast to reflect the contribution of our sponsor’s interest in Sampson as if the contribution had occurred on May 15, 2013, the date Sampson was originally organized. We do not develop plants or ports within the Partnership and therefore we do not incur startup and commissioning costs or overhead costs related to construction activities. Prior to the consummation of the Sampson Drop‑Down, Sampson incurred general and administrative costs related to plant development activities, which included startup and commissioning costs as well as incremental overhead costs related to construction activities. We do not expect to incur these costs going forward as the plant began producing wood pellets during the fourth quarter of 2016.

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

	Three Months Ended
	June 30,
	2017	2016 (Recast)	Change
	(in thousands)
Product sales	$121,673	$116,247	$5,426
Other revenue	5,275	3,462	1,813
Net revenue	126,948	119,709	7,239
Cost of goods sold, excluding depreciation and amortization	97,803	92,983	4,820
Loss on disposal of assets	2,005	155	1,850
Depreciation and amortization	8,953	7,114	1,839
Total cost of goods sold	108,761	100,252	8,509
Gross margin	18,187	19,457	(1,270)
General and administrative expenses	6,370	6,368	2
Income from operations	11,817	13,089	(1,272)
Interest expense	(7,705)	(3,039)	4,666
Related-party interest expense	—	(301)	(301)
Other (expense) income	(253)	140	393
Net income	3,859	9,889	(6,030)
Less net loss attributable to noncontrolling partners’ interests	3	1,108	(1,105)
Net income attributable to Enviva Partners, LP	$3,862	$10,997	$(7,135)

Product sales

Revenue related to product sales (either produced by us or procured from a third party) increased from $116.2 million for the three months ended June 30, 2016 to $121.7 million for the three months ended June 30, 2017. The $5.5 million increase was primarily attributable to an increased number of shipments under CIF contracts during the three months ended June 30, 2017 which had the effect of increasing revenue and cost of sales and, also, contract pricing mix.

Other revenue

Other revenue increased to $5.3 million for the three months ended June 30, 2017 from $3.5 million for the three months ended June 30, 2016. The $1.8 million increase was primarily attributable to sales of wood pellets sourced from third-party pellet producers and delivered to fulfill our existing off-take contracts, which offset lower-than-expected production volumes at our plants during the three months ended June 30, 2017. In these back-to-back transactions, title and risk of loss immediately transfers to the ultimate purchasers; accordingly, such transactions are presented on a net basis. We purchased approximately 41,000 MT of wood pellets resulting in $1.5 million in other revenue as compared to the three months ended June 30, 2016. Other revenue also includes revenue derived from terminal services and from transactions that capitalize on market dislocations, some of which, were with related parties (see Note 11, Related-Party Transactions, to the condensed consolidated financial statements).

Cost of goods sold

Cost of goods sold increased to $108.8 million for the three months ended June 30, 2017 from $100.3 million for the three months ended June 30, 2016. The $8.5 million increase was primarily attributable to an increase in sales volumes, the number of shipments under CIF contracts and depreciation expense. The three months ended June 30, 2017 included approximately $2.3 million of depreciation expense related to machinery and equipment at the Sampson plant. There was no depreciation expense incurred during the three months ended June 30, 2016 related to the Sampson plant. We incurred

$2.0 million of expense associated with the disposal of assets during the three months ended June 30, 2017 primarily attributable to growth and maintenance capital projects at our wood pellet production plants. We incurred $0.2 million of expense associated with the disposal of assets during the three months ended June 30, 2016.

Gross margin

We earned gross margin of $18.2 million and $19.5 million for the three months ended June 30, 2017 and 2016, respectively. The gross margin decrease of $1.3 million was primarily attributable to the following:

•

An increase in depreciation expense during the three months ended June 30, 2017 decreased gross margin by $1.8 million as compared to the three months ended June 30, 2016. The increase is attributable to depreciation expense related to machinery and equipment at the Sampson plant.

•

An increase of $1.8 million in loss on the disposal of assets during the three months ended June 30, 2017 primarily attributable to growth and maintenance capital projects at our wood pellet production plants.

Offsetting the above were:

•	A $1.8 million increase in gross margin due to increased other revenue during the three months ended June 30, 2017 as described above under the heading “Other revenue.”
•	A $1.2 million increase in gross margin during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 due to the mix of customer and shipping contracts.
•

Raw material costs decreased during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The decrease was offset by higher production and shipping costs attributable to lower plant utilization during the three months ended June 30, 2017.

Adjusted gross margin per metric ton

	Three Months Ended
	June 30,
	2017	2016 (Recast)	Change
	(in thousands except per metric ton)
Metric tons sold	628	620	8
Gross margin	$18,187	$19,457	$(1,270)
Loss on disposal of assets	2,005	155	1,850
Depreciation and amortization	8,953	7,114	1,839
Adjusted gross margin	$29,145	$26,726	$2,419
Adjusted gross margin per metric ton	$46.41	$43.11	$3.30

We earned an adjusted gross margin of $29.1 million, or $46.41 per MT, for the three months ended June 30, 2017 and an adjusted gross margin of $26.7 million, or $43.11 per MT, for the three months ended June 30, 2016. The factors impacting the change in adjusted gross margin per metric ton are described above under the heading “Gross margin.”

General and administrative expenses

General and administrative expenses were $6.4 million for the three months ended June 30, 2017 and June 30, 2016.

During the three months ended June 30, 2017, general and administrative expenses included allocated expenses of $2.6 million that were incurred under the MSA, $1.8 million of direct expenses, $1.6 million of non‑cash unit compensation expense associated with unit‑based awards under the Enviva Partners, LP Long-Term Incentive Plan (the “LTIP”) and $0.4 million of expenses associated with the cessation of operations of the wood pellet production plant owned by Enviva Pellets Wiggins, LLC (“Wiggins”).

During the three months ended June 30, 2016, general and administrative expenses included allocated expenses of $3.0 million that were incurred under the MSA, $1.7 million related to plant development activities prior to the consummation of the Sampson Drop‑Down, $0.9 million of direct expenses and $0.8 million of non‑cash unit compensation expense associated with unit‑based awards under the LTIP.

Interest expense

We incurred $7.7 million of interest expense during the three months ended June 30, 2017 and $3.0 million of interest expense during the three months ended June 30, 2016. The increase in interest expense was primarily attributable to the issuance of our Senior Notes in November 2016. Please read “—Senior Notes Due 2021” below.

Related‑party interest expense

On December 11, 2015, under our Senior Secured Credit Facilities, we obtained incremental borrowings in the amount of $36.5 million. Enviva FiberCo, LLC, an affiliate and a wholly owned subsidiary of our sponsor (“Enviva FiberCo”), became a lender pursuant to the Credit Agreement with the purchase of $15.0 million aggregate principal amount of the incremental borrowings, net of a 1.0% lender fee. On June 30, 2016, Enviva FiberCo assigned all of its rights and obligations in its capacity as a lender to a third party. We incurred $0.2 million of related‑party interest expense related to Enviva FiberCo under our Senior Secured Credit Facilities during the three months ended June 30, 2016. We did not incur related‑party interest expense during the three months ended June 30, 2017.

Adjusted EBITDA

	Three Months Ended
	June 30,
	2017	2016 (Recast)	Change
	(in thousands)
Reconciliation of adjusted EBITDA to net income:
Net income	$3,859	$9,889	$(6,030)
Add:
Depreciation and amortization	8,957	7,120	1,837
Interest expense	7,705	3,340	4,365
Non-cash unit compensation expense	1,566	819	747
Asset impairments and disposals	1,981	155	1,826
Transaction expenses	420	6	414
Adjusted EBITDA	$24,488	$21,329	$3,159

We generated adjusted EBITDA of $24.5 million for the three months ended June 30, 2017 compared to adjusted EBITDA of $21.3 million for the three months ended June 30, 2016. The $3.2 million increase was primarily attributable to the $2.4 million increase in adjusted gross margin described above.

Distributable Cash Flow

The following is a reconciliation of adjusted EBITDA to distributable cash flow:

	Three Months Ended
	June 30,
	2017	2016 (Recast)	Change
	(in thousands)
Adjusted EBITDA	$24,488	$21,329	$3,159
Less:
Interest expense net of amortization of debt issuance costs and original issue discount	7,318	2,894	4,424
Maintenance capital expenditures	1,561	832	729
Distributable cash flow attributable to Enviva Partners, LP	15,609	17,603	(1,994)
Less: Distributable cash flow attributable to incentive distribution rights	669	257	412
Distributable cash flow attributable to Enviva Partners, LP limited partners	$14,940	$17,346	$(2,406)

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

	Six Months Ended
	June 30,
	2017	2016 (Recast)	Change
	(in thousands)
Product sales	$240,720	$219,692	$21,028
Other revenue	8,351	7,269	1,082
Net revenue	249,071	226,961	22,110
Cost of goods sold, excluding depreciation and amortization	193,018	177,599	15,419
Loss on disposal of assets	2,005	156	1,849
Depreciation and amortization	17,385	13,995	3,390
Total cost of goods sold	212,408	191,750	20,658
Gross margin	36,663	35,211	1,452
General and administrative expenses	14,695	13,317	1,378
Income from operations	21,968	21,894	74
Interest expense	(15,410)	(6,221)	9,189
Related-party interest expense	—	(510)	(510)
Other (expense) income	(197)	272	469
Net income	6,361	15,435	(9,074)
Less net loss attributable to noncontrolling partners’ interests	36	2,101	(2,065)
Net income attributable to Enviva Partners, LP	$6,397	$17,536	$(11,139)

Product sales

Revenue related to product sales (either produced by us or procured from a third party) increased by $21.0 million from $219.7 million for the six months ended June 30, 2016 to $240.7 million for the six months ended June 30, 2017. The increase was largely attributable to greater sales volumes, primarily relating to tons sold under the DONG Contract that we acquired in connection with the Sampson Drop‑Down.

Other revenue

Other revenue increased to $8.4 million for the six months ended June 30, 2017 from $7.3 million for the six months ended June 30, 2016. The $1.1 million increase in other revenue was primarily attributable to shipments purchased from third-party pellet producers and delivered into our long-term off-take contracts during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. In these back-to-back transactions, title and risk of loss immediately transfers to the ultimate purchasers; accordingly, such transactions are presented on a net basis. Other revenue also includes revenue derived from terminal services and transactions that capitalize on market dislocations, some of which, as disclosed in the consolidated financial statements, were with related-parties (see Note 11, Related-Party Transactions, to the condensed consolidated financial statements).

Cost of goods sold

Cost of goods sold increased to $212.4 million for the six months ended June 30, 2017 from $191.8 million for the six months ended June 30, 2016. The $20.6 million increase was primarily attributable to increased sales volumes and increased depreciation expense. The six months ended June 30, 2017 included approximately $4.5 million of depreciation expense related to machinery and equipment at the Sampson plant. There was no depreciation expense incurred during the six months ended June 30, 2016 related to the Sampson plant. We incurred $2.0 million of expense associated with the disposal of assets during the six months ended June 30, 2017 primarily attributable to growth and maintenance capital projects at our wood pellet production plants. We incurred $0.2 million of expense associated with the disposal of assets during the six months ended June 30, 2016

Gross margin

We earned gross margin of $36.7 million and $35.2 million for the six months ended June 30, 2017 and 2016, respectively. The gross margin increase of $1.5 million was primarily attributable to the following:

•	A $3.3 million increase in gross margin during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 due to the mix of customer and shipping contracts.
•

A $2.6 million increase in gross margin due to higher sales volumes. Our wood pellet sales volumes increased by approximately 71,000 MT during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, representing a 6% increase principally attributable to sales under the DONG Contract acquired as part of the Sampson Drop-Down.

•	A $1.1 million increase in gross margin due to increased other revenue during the six months ended June 30, 2017 as described above under the heading “Other revenue.
•	A $0.7 million increase in gross margin due to lower amortization costs as acquired contracts reach the end of their respective contract terms.

Offsetting the above were:

•

An increase in depreciation expense during the six months ended June 30, 2017, which decreased gross margin by $4.1 million as compared to the six months ended June 30, 2016. The increase is attributable to depreciation expense related to machinery and equipment at the Sampson plant.

•

An increase of $1.8 million in loss on the disposal of assets during the six months ended June 30, 2017 primarily attributable to growth and maintenance capital projects at our wood pellet production plants.

•

A $0.6 million decrease in gross margin due to higher production and shipping costs during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The increase was primarily attributable to lower plant utilization during the six months ended June 30, 2017. The increased production and shipping costs were partially offset by lower raw material costs during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

Adjusted gross margin per metric ton

	Six Months Ended
	June 30,
	2017	2016 (Recast)	Change
	(in thousands except per metric ton)
Metric tons sold	1,251	1,180	71
Gross margin	$36,663	$35,211	$1,452
Loss on disposal of assets	2,005	156	1,849
Depreciation and amortization	17,385	13,995	3,390
Adjusted gross margin	$56,053	$49,362	$6,691
Adjusted gross margin per metric ton	$44.81	$41.83	$2.97

We earned an adjusted gross margin of $56.1 million, or $44.81 per MT, for the six months ended June 30, 2017 and an adjusted gross margin of $49.4 million, or $41.83 per MT, for the six months ended June 30, 2016. The factors impacting this increase in adjusted gross margin per metric ton are described above under the heading “Gross margin.”

General and administrative expenses

General and administrative expenses were $14.7 million for the six months ended June 30, 2017 and $13.3 million for the six months ended June 30, 2016.

During the six months ended June 30, 2017, general and administrative expenses included allocated expenses of $5.2 million that were incurred under the MSA, $3.2 million of direct expenses, $3.3 million of non‑cash unit compensation expense associated with unit‑based awards under the LTIP, $1.6 million related to transaction expenses on consummated and unconsummated transactions and $1.4 million of expenses associated with the cessation of operations of the wood pellet production plant owned by Wiggins.

During the six months ended June 30, 2016, general and administrative expenses included allocated expenses of $6.0 million that were incurred under the MSA, $3.2 million related to plant development activities prior to the consummation of the Sampson Drop‑Down, $2.5 million of direct expenses, $1.5 million of non‑cash unit compensation expense associated with unit‑based awards under the LTIP and $0.1 million related to transaction expenses.

Interest expense

We incurred $15.4 million of interest expense during the six months ended June 30, 2017, and $6.2 million of interest expense during the six months ended June 30, 2016. The increase in interest expense was primarily attributable to our increase in long‑term debt outstanding. Please read “—Senior Notes Due 2021” below.

Related‑party interest expense

On December 11, 2015, under our Senior Secured Credit Facilities, we obtained incremental borrowings in the amount of $36.5 million and Enviva FiberCo became a lender with the purchase of $15.0 million aggregate principal amount of the incremental borrowings. On June 30, 2016, Enviva FiberCo assigned all of its rights and obligations in its capacity as a lender to a third party. We incurred $0.5  million of related‑party interest expense during the six months ended June 30, 2016. We did not incur related‑party interest expense during the six months ended June 30, 2017. Please read “—Senior Secured Credit Facilities” below.

Adjusted EBITDA

	Six Months Ended
	June 30,
	2017	2016 (Recast)	Change
	(in thousands)
Reconciliation of adjusted EBITDA to net income:
Net income	$6,361	$15,435	$(9,074)
Add:
Depreciation and amortization	17,393	14,013	3,380
Interest expense	15,410	6,731	8,679
Non-cash unit compensation expense	3,280	1,500	1,780
Asset impairments and disposals	2,005	156	1,849
Transaction expenses	2,953	59	2,894
Adjusted EBITDA	$47,402	$37,894	$9,508

We generated adjusted EBITDA of $47.4 million for the six months ended June 30, 2017 compared to adjusted EBITDA of $37.9 million for the six months ended June 30, 2016. The $9.5 million increase in adjusted EBITDA was primarily attributable to the $6.7 million increase in adjusted gross margin described above.

Distributable Cash Flow

The following is a reconciliation of adjusted EBITDA to distributable cash flow:

	Six Months Ended
	June 30,
	2017	2016 (Recast)	Change
	(in thousands)
Adjusted EBITDA	$47,402	$37,894	$9,508
Less:
Interest expense net of amortization of debt issuance costs and original issue discount	14,642	5,839	8,803
Maintenance capital expenditures	2,013	1,383	630
Distributable cash flow to Enviva Partners, LP limited partners	30,747	30,672	75
Less: Distributable cash flow attributable to incentive distribution rights	1,206	413	793
Distributable cash flow attributable to Enviva Partners, LP limited partners	$29,541	$30,259	$(718)

Liquidity and Capital Resources

Overview

We expect our sources of liquidity to include cash generated from operations, borrowings under our revolving credit commitments and, from time to time, debt and equity offerings, including under our ATM Program. We operate in a capital‑intensive industry, and our primary liquidity needs are to fund working capital, service our debt, maintain cash reserves, finance maintenance capital expenditures and pay distributions. We believe cash generated from our operations will be sufficient to meet the short‑term working capital requirements of our business. However, future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors beyond our control.

Our minimum quarterly distribution is $0.4125 per common and subordinated unit per quarter, which equates to approximately $10.9 million per quarter, or approximately $43.4 million per year, based on the number of common and subordinated units outstanding as of July 31, 2017, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses. Because it is our intent to distribute at least the minimum quarterly distribution on all of our units on a quarterly basis, we expect that we will rely upon external financing sources, including bank borrowings and the issuance of debt and equity securities, to fund future acquisitions and expansions.

Non‑cash Working Capital

Non‑cash working capital is the amount by which current assets, excluding cash, exceed current liabilities, and is a measure of our ability to pay our liabilities as they become due. Our non‑cash working capital was $35.6 million at June 30, 2017 and $51.9 million at December 31, 2016. The primary components of changes in non‑cash working capital were the following:

Accounts receivable, net and related‑party receivables

Accounts receivable, net of allowance for doubtful accounts and related‑party receivables, decreased non‑cash working capital by $23.1 million during the six months ended June 30, 2017 as compared to December 31, 2016, primarily due to the timing, volume and size of product shipments. Related‑party receivables at December 31, 2016 included $1.6 million related to the Sampson Drop‑Down.

Inventories

Our inventories consist of raw materials, work‑in‑process, consumable tooling and finished goods. Inventories decreased slightly to $28.4 million at June 30, 2017, from $29.8 million at December 31, 2016. The $1.4 million decrease was primarily attributable to a decrease in our finished goods of $3.4 million partially offset by a $2.1 million increase in our consumable tooling inventories to support planned production levels. The decrease in our finished goods is primarily due to the timing, volume and size of product shipments.

Accounts payable, related‑party payables, accrued liabilities and related‑party accrued liabilities

The decrease in accounts payable, related‑party payables and accrued liabilities at June 30, 2017 as compared to December 31, 2016 increased non‑cash working capital by $8.4 million and was primarily attributable to a decrease in shipping and trading sales liabilities due to timing and volume of product shipments. Related‑party payables at June 30, 2017 consisted of $10.1 million related to the MSA compared to $10.6 million at December 31, 2016.

Current portion of interest payable

The decrease in the current portion of interest payable at June 30, 2017 compared to December 31, 2016 decreased non‑cash working capital by $0.2 million. The current portion of interest payable is primarily related to accrued interest on our Senior Notes. Please read “—Senior Notes Due 2021” below.

Cash Flows

The following table sets forth a summary of our net cash flows from operating, investing and financing activities for the six months ended June 30, 2017 and 2016:

	Six Months Ended
	June 30,
	2017	2016 (Recast)
	(in thousands)
Net cash provided by operating activities	$46,697	$50,850
Net cash used in investing activities	(10,341)	(30,862)
Net cash used in financing activities	(35,741)	(2,310)
Net increase in cash and cash equivalents	$615	$17,678

Cash Provided by Operating Activities

Net cash provided by operating activities was $46.7 million for the six months ended June 30, 2017 compared to $50.8 million for the six months ended June 30, 2016. The decrease of $4.1 million was attributable to the following:

•

A $13.4 million decrease in accounts payable, related‑party payables and accrued liabilities during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decrease during the six months ended June 30, 2017 was primarily attributable to the number of shipments from our production plants and shipments purchased and sold during December 2016 that were paid during the six months ended June 30, 2017.

•

A decrease in net income, excluding depreciation and amortization, of $5.7 million during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The decrease in net income, excluding depreciation and amortization, is primarily attributable to a $9.2 million increase in interest expense. Please read “—Senior Notes Due 2021” below.

•

During the six months ended June 30, 2016 we received the return of a $6.7 million deposit in accordance with the terms of a customer contract and $8.9 million in deferred revenue primarily related to a payment received from a customer for a shipment of wood pellets.

Offsetting the above was:

•

A $30.7 million increase in cash provided by operating activities related to accounts receivable, net and related‑party receivables during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The decrease in accounts receivable during the six months ended June 30, 2017 was primarily attributable to the aforementioned number of shipments from our production plants and shipments purchased and sold during December 2016.

Cash Used in Investing Activities

Net cash used in investing activities was $10.3 million for the six months ended June 30, 2017 compared to $30.9 million for the six months ended June 30, 2016. The decrease in cash used in investing activities of $20.6 million was related to a decrease in purchases of property, plant and equipment as a result of the completion of construction of our Sampson plant, which commenced operations during the fourth quarter of 2016. Of the $10.3 million used for property, plant and equipment during the six months ended June 30, 2017, approximately $3.2 million related to projects intended to increase the production capacity of our plants, $2.0 million was used to maintain our equipment and machinery and $5.1 million related to construction costs at the Sampson plant previously incurred by the sponsor, which were accrued by the Partnership as a purchase price adjustment in connection with the Sampson Drop-Down.

Cash Used in Financing Activities

Net cash used in financing activities was $35.7 million for the six months ended June 30, 2017 compared to $2.3 million for the six months ended June 30, 2016. Net cash used in financing activities for the six months ended June 30, 2017 primarily consisted of $18.9 million of repayments for our debt and capital lease obligations and $30.0 million of distributions paid to our unitholders, partially offset by $10.0 million in proceeds from borrowings under our Senior Secured Credit Facilities.

Net cash used in financing activities for the six months ended June 30, 2016 primarily consisted of repayments of principal on debt of $36.3 million, cash distributions to our unitholders of $24.4 million and a $5.0 million distribution to our sponsor. These amounts were partially offset by proceeds from borrowings under our Senior Secured Credit Facilities of $34.5 million and capital contributions made by the Hancock JV prior to the Sampson Drop‑Down of $29.1 million.

Senior Notes Due 2021

On November 1, 2016, we and Enviva Partners Finance Corp., Wilmington Trust, National Association, as trustee, and the guarantors thereto entered into an indenture, as amended or supplemented (the “Indenture”), pursuant to which we issued $300.0 million in aggregate principal amount of 8.5% senior unsecured notes due November 1, 2021 (the “Senior Notes”) to eligible purchasers (the “Senior Notes Offering”) in a private placement under the Securities Act, which resulted in net proceeds of $293.6 million after deducting expenses and underwriting discounts of $6.4 million. On December 14, 2016, a portion of the net proceeds from the Senior Notes, together with cash on hand and the issuance of $30.0 million in common units to the Hancock JV, funded the consideration payable in connection with the Sampson Drop‑Down. The remainder of the net proceeds from the Senior Notes was used to repay certain outstanding term loan indebtedness under our Senior Secured Credit Facilities. We were in compliance with the covenants and restrictions associated with, and no events of default existed under, the Indenture as of June 30, 2017. The Senior Notes are guaranteed jointly and severally, on a senior unsecured basis by substantially all of our existing subsidiaries and our future restricted subsidiaries that guarantee certain of our indebtedness.

In July 2017, as required by the terms of the registration rights agreement entered into in connection with the Senior Notes Offering, we filed a Registration Statement on Form S-4 to register the exchange of the Senior Notes for $300.0 million of 8.5% senior unsecured notes due November 1, 2021 (the “Registered Notes”). We also entered into a second supplemental indenture governing the terms of the Registered Notes, which are substantially identical in all material respects to those of the Senior Notes, except that the Registered Notes are registered under the Securities Act. The Registration Statement was declared effective by the SEC on July 7, 2017. The Exchange Offer launched on July 10, 2017 and expires on August 4, 2017, unless extended by the Partnership.

Senior Secured Credit Facilities

On April 9, 2015, we entered into the Credit Agreement providing for the Original Credit Facilities. The Original Credit Facilities consisted of (i) $99.5 million aggregate principal amount of Tranche A‑1 borrowings, (ii) $75.0 million aggregate principal amount of Tranche A‑2 borrowings and (iii) up to $25.0 million aggregate principal amount of revolving credit commitments. We are also able to request loans under incremental facilities under the Credit Agreement on the terms and conditions and in the maximum aggregate principal amounts set forth therein, provided that lenders provide commitments to make loans under such incremental facilities.

On December 11, 2015, we entered into the First Incremental Term Loan Assumption Agreement (the “Assumption Agreement”) providing for the Incremental Term Borrowings under the Credit Agreement. The Incremental Term Borrowings consist of (i) $10.0 million aggregate principal amount of Tranche A‑3 borrowings and (ii) $26.5 million aggregate principal amount of Tranche A‑4 borrowings.

On October 17, 2016, we entered into the Second Amendment. The Second Amendment provided for an increase in the revolving credit commitments under our Senior Secured Credit Facilities from $25.0 million to $100.0 million upon the consummation of the Sampson Drop‑Down, the repayment of outstanding principal and accrued interest on the Tranche A‑2 and Tranche A‑4 borrowings and the receipt of certain associated deliverables. On December 11, 2015, Enviva FiberCo became a lender pursuant to the Credit Agreement with a purchase of $15.0 million aggregate principal amount of the Tranche A-4 borrowings, net of a 1.0% lender fee. On June 30, 2016, Enviva FiberCo assigned all of its rights and obligations in its capacity as a lender to a third party. The Partnership recorded $0.2 million and $0.4 million as interest expense related to this indebtedness during the three and six months ended June 30, 2016, respectively.

On December 14, 2016, proceeds from the Senior Notes were used to repay all outstanding indebtedness, including accrued interest, of $74.7 million for Tranche A‑2 and $26.5 million for Tranche A‑4 under the Senior Secured Credit Facilities and to repay a portion of the outstanding indebtedness, including accrued interest, of $53.6 million for Tranche A‑1 and $5.1 million for Tranche A‑3, under the Senior Secured Credit Facilities. For the year ended December 31, 2016, the Partnership recorded a $4.4 million loss on early retirement of debt obligations related to the repayments.

The Senior Secured Credit Facilities mature in April 2020. Borrowings under the Senior Secured Credit Facilities bear interest, at our option, at either a base rate plus an applicable margin or at a Eurodollar rate (with a 1.00% floor for term loan borrowings) plus an applicable margin. Principal and interest are payable quarterly.

The Credit Agreement contains certain covenants, restrictions and events of default including, but not limited to, a change of control restriction and limitations on our ability to (i) incur indebtedness, (ii) pay dividends or make other distributions, (iii) prepay, redeem or repurchase certain debt, (iv) make loans and investments, (v) sell assets, (vi) incur liens, (vii) enter into transactions with affiliates, (viii) consolidate or merge and (ix) assign certain material contracts to third parties or unrestricted subsidiaries. An event of default could result in us having to accelerate the repayment of our borrowings prior to the due dates and may cause a net settlements of our derivative instruments with the respective counterparties. We will be restricted from making distributions if an event of default exists under the Credit Agreement or if the interest coverage ratio (determined as the ratio of consolidated EBITDA, as defined in the Credit Agreement, to consolidated interest expense, determined quarterly) is less than 2.25:1.00 at such time.

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

As of June 30, 2017, our Total Leverage Ratio was 3.02:1.00, as calculated in accordance with the Credit Agreement, which was less than the maximum of 4.75:1.00. As of June 30, 2017, we were in compliance with all covenants and restrictions associated with, and no events of default existed under, the Credit Agreement. Our obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and secured by liens on substantially all of our and their assets.

At‑the‑Market Offering Program

On August 8, 2016, we filed a prospectus supplement to our shelf registration statement filed with the SEC on June 24, 2016, for the registration of the continuous offering of up to $100.0 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of our offerings. In August 2016, we also entered into an equity distribution agreement (the “Equity Distribution Agreement”) with certain managers pursuant to which we may offer and sell common units from time to time through or to one or more of the managers, subject to the terms and conditions set forth in the Equity Distribution Agreement, of up to an aggregate sales amount of $100.0 million (the “ATM Program”).

During the three months ended June 30, 2017, we did not sell common units under the Equity Distribution Agreement. During the six months ended June 30, 2017, we sold 63,577 common units under the Equity Distribution Agreement for net proceeds of $1.7 million, net of an insignificant amount of commissions. Net proceeds from sales under the ATM Program were used for general partnership purposes. As of June 30, 2017, $88.9 million remained available for issuance under the ATM Program.

Off‑Balance Sheet Arrangements

As of June 30, 2017, we did not have any off‑balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S‑K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017‑04, Intangibles—Goodwill and Other. ASU No. 2017‑04 simplifies the accounting for goodwill impairment by eliminating Step 2 of the current goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the new standard, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The new guidance should be adopted for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect the adoption of ASU No. 2017‑04 to have a material impact on our results of operations, financial position and cash flows.

In January 2017, the FASB issued ASU No. 2017‑01, Business Combinations (Topic 805): Clarifying the Definition of a Business, in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this standard provide a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the integrated set of assets and activities is not a business. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is allowed (1) for transactions for which the acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance and (2) for transactions in which a subsidiary is deconsolidated or a group of assets is derecognized that occur before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. Entities will be required to apply the guidance retrospectively when adopted. We are in the process of evaluating the impact of the adoption of ASU No. 2017‑01 on our condensed consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016‑18, Statement of Cash Flows (Topic 230)—Restricted Cash: A Consensus of the FASB Emerging Issues Task Force, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The guidance addresses the presentation of changes in restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. Entities will also have to disclose the nature of their restricted cash and restricted cash equivalent balances. The new guidance is effective for public business entities for fiscal years and interim periods within those years beginning after December 15, 2017. Early adoption in an interim period is permitted, but any adjustments must be reflected as of the beginning of the fiscal year that includes such interim period. Entities will be required to apply the guidance retrospectively when adopted. We do not expect the adoption of the new standard to have a material effect on the presentation of changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in our consolidated statements of cash flows.

In August 2016, the FASB issued ASU No. 2016‑15, Statement of Cash Flows (Topic 230)—Classification of Certain Cash Receipts and Cash Payments, which will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows with the objective of reducing the existing diversity in practice. The guidance addresses the classification of cash flows related to (1) debt prepayment or extinguishment costs, (2) settlement of zero‑coupon debt instruments or other debt instruments with coupon rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate‑owned life insurance, including bank‑owned life insurance, (6) distributions received from equity method investees, (7) beneficial interests in securitization transactions and (8) separately identifiable cash flows and application of the predominance principle. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. An entity will first apply any relevant guidance. If there is no guidance that addresses those cash receipts and cash payments, an entity will determine each separately identifiable source or use and classify the receipt or payment based on the nature of the cash flow. If a receipt or payment has aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source of use. The new guidance is effective for public business entities for fiscal years and interim periods within those years beginning after December 15, 2017. The new guidance will require adoption on a retroactive basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. We do not expect the adoption of the new standard to have a material effect on how cash receipts and cash payments are presented and classified in our consolidated statements of cash flows.

In February 2016, the FASB issued ASU No. 2016‑02, Leases. Under the new pronouncement, an entity is required to recognize assets and liabilities arising from a lease for all leases with a maximum possible term of more than 12 months. A lessee is required to recognize a liability to make lease payments (the lease liability) and a right‑of‑use asset representing its right to use the leased asset (the underlying asset) for the lease term. For most leases of assets other than property (for example, equipment, aircraft, cars, trucks), a lessee would recognize a right‑of‑use asset and a lease liability, initially measured at the present value of lease payments and recognize the unwinding of the discount on the lease liability as interest separately from the amortization of the right‑of‑use asset. For most leases of property (that is, land and/or a building or part of a building), a lessee would recognize a right‑of‑use asset and a lease liability, initially measured at the present value of lease payments and recognize a single lease cost, combining the unwinding of the discount on the lease liability with the amortization of the right‑of‑use asset, on a straight‑line basis. The new guidance is effective for public entities for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. Upon adoption, a lessee and a lessor would recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Early adoption is permitted. Although we are continuing to assess all potential qualitative and quantitative impacts of the standard, we currently expect the new standard to impact our accounting for equipment under operating leases.

In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers. The new standard provides new guidance on the recognition of revenue and states that an entity should recognize revenue when control of the goods or services transfers to the customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires significantly expanded disclosure regarding qualitative and quantitative information about the nature, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We will adopt the new standard effective January 1, 2018. In March 2016, the FASB issued ASU No. 2016‑08, Revenue from Contracts with Customers—Principal versus Agent Considerations. The new standard clarifies the implementation guidance on principal versus agent considerations. In May 2016, the FASB issued ASU No. 2016‑12, Revenue from Contracts with Customers (Topic 606), which provides narrow scope improvements and practical expedients related to ASU No. 2014‑09. We currently expect to utilize the modified retrospective method of adoption, which will result in a presentation of the cumulative effect of initially applying the ASU at the date of initial application. We have established a cross-functional team comprised of individuals from various areas of the business to lead the assessment and implementation of the new standards and have finalized our implementation plans. In connection with the implementation plan, we have completed our initial evaluation of our off‑take contracts to identify material performance obligations. Our evaluation considered ASU No 2016‑10, Identifying Performance Obligations and Licensing, issued by the FASB on April 14, 2016, which amends the guidance on identifying performance obligations and the implementation guidance on licensing. The guidance permits an entity to account for shipping and handling activities occurring after control has passed to the customer as a fulfillment activity rather than as a revenue element. Based on our consideration of ASU No. 2016‑10, we have elected to account for shipping and handling activities as a fulfillment activity, consistent with our current policy. We continue to evaluate the timing of revenue recognition under the new guidance and whether certain transactions currently presented on a net basis should be recognized as principal sales on a gross basis, and to evaluate the impact of the adoption on our business processes, accounting and information systems.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in our unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. We provide expanded discussion of our more significant accounting policies, estimates and judgments in our 2016 Form 10‑K. We believe these accounting policies reflect our more significant estimates and assumptions used in preparation of our financial statements. There have been no significant changes to our critical accounting policies and estimates since December 31, 2016.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The information about market risks for the six months ended June 30, 2017 does not differ materially from that disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk” in the 2016 Form 10‑K, other than as described below:

Interest Rate Risk

At June 30, 2017, our total debt had carrying value of $343.7 million and fair value of $360.9 million.

Although we seek to mitigate our interest rate risk through the interest rate swap described below, we were exposed to fluctuations in interest rates on borrowings under the Senior Secured Credit Facilities. Borrowings under the Senior Secured Credit Facilities bear interest, at our option, at either a base rate plus an applicable margin or at a Eurodollar rate (with a 1.00% floor for term loan borrowings) plus an applicable margin.

The applicable margin is (i) for Tranche A‑1 and Tranche A‑3 base rate borrowings, 3.10% through April 2017, 2.95% thereafter through April 2018 and 2.80% thereafter, (ii) for Tranche A‑1 and Tranche A‑3 Eurodollar rate borrowings, 4.10% through April 2017, 3.95% thereafter through April 2018 and 3.80% thereafter and (iii) for revolving facility base rate borrowings, 3.25%, and for revolving facility Eurodollar rate borrowings, 4.25%. We repaid in full the outstanding principal and accrued interest on the Tranche A‑2 and Tranche A‑4 borrowings upon the consummation of the Sampson Drop‑Down. As of June 30, 2017, $45.0 million, net of unamortized discount of $1.3 million, of Tranche A‑1 and Tranche A‑3 borrowings remained outstanding under our Senior Secured Credit Facilities.

In September 2016, we entered into a pay‑fixed, receive‑variable interest rate swap agreement to fix our exposure to fluctuations in London Interbank Offered Rate based interest rates. The interest rate swap commenced on September 30, 2016 and expires concurrently with the maturity of the Senior Secured Credit Facilities in April 2020. The Partnership elected to discontinue hedge accounting as of December 14, 2016 following the repayment of a portion of such outstanding indebtedness, and subsequently re‑designated the interest rate swap for the remaining portion of the outstanding indebtedness during the six months ended June 30, 2017. We enter into derivative instruments to manage cash flow. We do not enter into derivative instruments for speculative or trading purposes. The counterparty to our interest rate swap agreement is a major financial institution. As a result, we have no significant interest rate risk on our Tranche A‑1 and Tranche A‑3 borrowings as of June 30, 2017.

Credit Risk

Substantially all of our revenue was from long‑term, take‑or‑pay off‑take contracts with three customers for the three and six months ended June 30, 2017 and two customers for the three and six months ended June 30, 2016. Most of our customers are major power generators in Northern Europe. This concentration of counterparties operating in a single industry may increase our overall exposure to credit risk, in that the counterparties may be similarly affected by changes in economic, political, regulatory or other conditions. If a customer defaults or if any of our contracts expire in accordance with their terms, and we are unable to renew or replace these contracts, our gross margin and cash flows and our ability to make cash distributions to our unitholders may be adversely affected. Although we have entered into hedging arrangements in order to minimize our exposure to fluctuations in foreign currency exchange and interest rates, our derivatives also expose us to credit risk to the extent that counterparties may be unable to meet the terms of our hedging agreements.

Foreign Currency Exchange Risk

We are primarily exposed to fluctuations in foreign currency exchange rates related to contracts pursuant to which deliveries of wood pellets will be settled in British Pound Sterling (“GBP”). Deliveries under these contracts are expected to begin in late 2017 and 2019. We have entered into forward contracts and purchased options to hedge a portion of our forecasted revenue for these customer contracts. We have designated and accounted for the forward contracts and purchased options as cash flow hedges of anticipated foreign currency denominated revenue and, therefore, the effective portion of the changes in fair value on these instruments will be recorded as a component of accumulated other comprehensive income in partners’ capital and will be reclassified to revenue in the consolidated statements of income in the same period in which the underlying revenue transactions occur.

As of June 30, 2017, we had notional amounts of 37.4 million GBP under foreign currency forward contracts and 26.4 million GBP under foreign currency purchased options that expire between 2017 and 2022. At June 30, 2017, the unrealized gain (loss) associated with foreign currency forward contracts and foreign currency purchased options of approximately ($1.2) million and ($0.9) million, respectively, are included in other comprehensive income.

We do not utilize foreign exchange contracts for speculative or trading purposes. The counterparties to our foreign exchange contracts are major financial institutions.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)‑15(e) and 15(d)‑15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our General Partner. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2017, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

As reported in our Quarterly Report on Form 10‑Q for the quarter ended March 31, 2016, during the fourth quarter of 2016 we re‑purchased a shipment of wood pellets from one customer and sold it to a different customer in a back‑to‑back transaction. Smoldering was observed onboard the vessel, which resulted in damage to a portion of the shipment and one of the vessel’s five cargo holds (the “Shipping Event”). As a result, the vessel, which was in transit, was diverted to a port to discharge and dispose of the affected cargo. The vessel and the unaffected portion of the cargo were subsequently directed to a second port for delivery to our customer, which occurred without incident.

The disponent owner of the vessel, Lauritzen Bulkers A/S (“Lauritzen”), directly or indirectly chartered the vessel from certain other parties (collectively, the “Head Owners”) and in turn contracted with Enviva Pellets Cottondale, LLC (“Cottondale”) as the charterer of the vessel. Following the mutual appointment of arbitrators in connection with the Shipping Event, on June 8, 2017, Lauritzen submitted claims against Cottondale (the “Claims”). The Claims provide that Lauritzen would seek indemnification and other damages from Cottondale to the extent that Lauritzen is unsuccessful in its defense of claims raised by the Head Owners against Lauritzen for damages arising in connection with the Shipping Event. The Claims allege damages of approximately $11.4 million (calculated using exchange rates as of June 30, 2017), together with other unquantified losses and damages.

Although we believe that it is reasonably possible that the Shipping Event may result in additional costs for the Partnership’s account, responsibility for such costs and liabilities incurred in connection with the Shipping Event is disputed among the various parties involved. If any such costs and liabilities ultimately are allocated to us, a portion may be recovered under insurance. We believe we have meritorious defenses to the Claims, but we are generally unable to predict the timing or outcome of any claims or proceedings, including the Claims, associated with the Shipping Event, or any insurance recoveries in respect thereof. Consequently, we are unable to provide an estimate of the amount or range of possible loss.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in the section entitled “Risk Factors” in the 2016 Form 10‑K.

Item 6.  Exhibits

The information required by this Item 6 is set forth in the Exhibit Index accompanying this Quarterly Report on Form 10‑Q and is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2017

ENVIVA PARTNERS, LP

By:	Enviva Partners GP, LLC, its general partner

By:	/s/ STEPHEN F. REEVES
	Name:	Stephen F. Reeves
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

2.1	Contribution Agreement by and between Enviva Wilmington Holdings, LLC and Enviva Partners, LP dated May 8, 2017 (Exhibit 2.1, Form 8-K filed May 12, 2017, File No. 001-37363)
3.1	Certificate of Limited Partnership of Enviva Partners, LP (Exhibit 3.1, Form S‑1 Registration Statement filed October 28, 2014, File No. 333‑199625)
3.2	First Amended and Restated Agreement of Limited Partnership of Enviva Partners, LP, dated May 4, 2015, by Enviva Partners GP, LLC (Exhibit 3.1, Form 8‑K filed May 4, 2015, File No. 001‑37363)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.

*     Filed herewith.

**   Furnished herewith.