Form 10-Q
period 2017-09-30
Enviva Partners, LP
filed 2017-11-02
CIK 1592057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of October 31, 2017, 14,412,365 common units and 11,905,138 subordinated units were outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except for number of units)

	September 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,453	$466
Accounts receivable, net of allowance for doubtful accounts of $0 as of September 30, 2017 and $24 as of December 31, 2016	49,855	77,868
Related-party receivables	7,748	7,634
Inventories	34,477	29,764
Assets held for sale	3,354	3,044
Prepaid expenses and other current assets	1,186	1,939
Total current assets	106,073	120,715

Property, plant and equipment, net of accumulated depreciation of $104.6 million as of September 30, 2017 and $80.8 million as of December 31, 2016	495,366	516,418
Intangible assets, net of accumulated amortization of $10.3 million as of September 30, 2017 and $9.1 million as of December 31, 2016	140	1,371
Goodwill	85,615	85,615
Other long-term assets	2,040	2,049
Total assets	$689,234	$726,168

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$3,122	$9,869
Related-party payables	19,948	11,118
Accrued and other current liabilities	30,710	38,432
Related-party accrued liabilities	372	382
Current portion of interest payable	10,625	4,414
Current portion of long-term debt and capital lease obligations	5,008	4,109
Total current liabilities	69,785	68,324
Long-term debt and capital lease obligations	338,115	346,686
Long-term interest payable	860	770
Other long-term liabilities	3,274	871
Total liabilities	412,034	416,651
Commitments and contingencies

Partners’ capital:
Limited partners:
Common unitholders—public (13,065,204 and 12,980,623 units issued and outstanding at September 30, 2017 and December 31, 2016, respectively)	228,961	239,902
Common unitholder—sponsor (1,347,161 units issued and outstanding at September 30, 2017 and December 31, 2016)	16,532	18,197
Subordinated unitholder—sponsor (11,905,138 units issued and outstanding at September 30, 2017 and December 31, 2016)	106,164	120,872
General partner (no outstanding units)	(67,875)	(67,393)
Accumulated other comprehensive (loss) income	(3,885)	595
Total Enviva Partners, LP partners’ capital	279,897	312,173
Noncontrolling partners’ interests	(2,697)	(2,656)
Total partners’ capital	277,200	309,517
Total liabilities and partners’ capital	$689,234	$726,168

See accompanying notes to unaudited condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016 (Recast)	2017	2016 (Recast)
Product sales	$125,422	103,577	$366,142	$323,269
Other revenue	6,036	7,217	14,387	14,486
Net revenue	131,458	110,794	380,529	337,755
Cost of goods sold, excluding depreciation and amortization	100,403	80,420	293,421	258,019
Loss on disposal of assets	1,237	1,523	3,242	1,679
Depreciation and amortization	8,700	6,434	26,085	20,429
Total cost of goods sold	110,340	88,377	322,748	280,127
Gross margin	21,118	22,417	57,781	57,628
General and administrative expenses	7,131	8,708	21,826	22,025
Income from operations	13,987	13,709	35,955	35,603
Other income (expense):
Interest expense	(7,652)	(3,314)	(23,062)	(9,535)
Related-party interest expense	—	(51)	—	(561)
Other (expense) income	(1)	2	(198)	274
Total other expense, net	(7,653)	(3,363)	(23,260)	(9,822)
Net income	6,334	10,346	12,695	25,781
Less net loss attributable to noncontrolling partners’ interests	5	1,366	41	3,467
Net income attributable to Enviva Partners, LP	$6,339	$11,712	$12,736	$29,248
Less: Pre-acquisition loss from operations of Enviva Pellets Sampson, LLC Drop-Down allocated to General Partner	—	(1,321)	—	(3,332)
Enviva Partners, LP limited partners’ interest in net income	$6,339	$13,033	$12,736	$32,580
Net income per limited partner common unit:
Basic	$0.20	$0.51	$0.40	$1.28
Diluted	$0.19	$0.50	$0.37	$1.26
Net income per limited partner subordinated unit:
Basic	$0.20	$0.51	$0.40	$1.28
Diluted	$0.20	$0.50	$0.40	$1.26
Weighted-average number of limited partner units outstanding:
Common—basic	14,412	12,919	14,400	12,878
Common—diluted	15,385	13,480	15,343	13,420
Subordinated—basic and diluted	11,905	11,905	11,905	11,905

See accompanying notes to unaudited condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016 (Recast)	2017	2016 (Recast)
Net income	$6,334	$10,346	$12,695	$25,781
Other comprehensive loss:
Net unrealized losses on cash flow hedges	(1,788)	(105)	(4,641)	(105)
Reclassification of net losses realized into net income	55	—	161	—
Total other comprehensive loss	(1,733)	(105)	(4,480)	(105)
Total comprehensive income	4,601	10,241	8,215	25,676
Less:
Pre-acquisition loss from operations of Enviva Pellets Sampson, LLC Drop-Down allocated to General Partner	—	(1,321)	—	(3,332)
Total comprehensive income subsequent to Enviva Pellets Sampson, LLC Drop-Down	4,601	11,562	8,215	29,008
Less:
Comprehensive loss attributable to noncontrolling partners’ interests	5	1,366	41	3,467
Comprehensive income attributable to Enviva Partners, LP partners	$4,606	$12,928	$8,256	$32,475

See accompanying notes to unaudited condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Partners’ Capital

(In thousands)

(Unaudited)

		Limited Partners’ Capital
		Common		Common		Subordinated		Accumulated
	General	Units—		Units—		Units—		Other	Non-	Total
	Partner	Public		Sponsor		Sponsor		Comprehensive	controlling	Partners'
	Interest	Units	Amount	Units	Amount	Units	Amount	Income	Interests	Capital

Partners’ capital, December 31, 2016	$(67,393)	12,981	$239,902	1,347	$18,197	11,905	$120,872	$595	$(2,656)	$309,517
Distributions to unitholders, distribution equivalent and incentive distribution rights	(1,567)	—	(23,313)	—	(2,236)	—	(19,762)	—	—	(46,878)
Issuance of units through Long-Term Incentive Plan	—	21	497	—	—	—	—	—	—	497
Issuance of common units, net	—	63	1,715	—	—	—	—	—	—	1,715
Unit-based compensation	—	—	4,616	—	—	—	—	—	—	4,616
Excess consideration over Enviva Pellets Sampson, LLC net assets	(482)	—		—	—	—	—	—	—	(482)
Other comprehensive loss	—	—	—	—	—	—	—	(4,480)	—	(4,480)
Net income (loss)	1,567	—	5,544	—	571	—	5,054	—	(41)	12,695
Partners’ capital, September 30, 2017	$(67,875)	13,065	$228,961	1,347	$16,532	11,905	$106,164	$(3,885)	$(2,697)	$277,200

See accompanying notes to unaudited condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	September 30,
	2017	2016 (Recast)
Cash flows from operating activities:
Net income	$12,695	$25,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,096	20,452
Amortization of debt issuance costs and original issue discounts	1,161	1,338
Impairment of inventory	—	890
General and administrative expense incurred by Hancock JV prior to Enviva Pellets Sampson, LLC Drop-Down	—	561
Loss on disposal of assets	3,242	1,679
Unit-based compensation	5,113	2,662
Unrealized loss on foreign currency transactions	(13)	—
Change in operating assets and liabilities:
Accounts receivable, net	28,026	1,880
Related-party receivables	(2,766)	(280)
Prepaid expenses and other assets	53	638
Assets held for sale	(310)	—
Inventories	(4,401)	(8,850)
Other long-term assets	86	6,668
Derivatives	(1,442)	—
Accounts payable	(5,725)	(7,479)
Related-party payables	9,475	(1,056)
Accrued liabilities	(1,015)	5,670
Accrued interest	6,301	137
Other current liabilities	(249)	(241)
Deferred revenue and deposits	—	4,535
Other long-term liabilities	—	126
Net cash provided by operating activities	76,327	55,111
Cash flows from investing activities:
Purchases of property, plant and equipment	(14,289)	(54,237)
Premiums paid for purchased options	—	(78)
Proceeds from the sale of property, plant and equipment	—	1,763
Net cash used in investing activities	(14,289)	(52,552)
Cash flows from financing activities:
Principal payments on debt and capital lease obligations	(29,886)	(36,960)
Principal payments on related-party debt	—	(282)
Cash paid related to debt issuance costs	(209)	(22)
Proceeds from common unit issuance under the At-the-Market Offering Program, net	1,715	5,619
Distributions to unitholders, distribution equivalent rights and incentive distribution rights holder	(46,323)	(37,841)
Distributions to sponsor	—	(5,002)
Payment of deferred offering costs	—	(591)
Proceeds from borrowings on Revolving Credit Commitments	20,000	34,500
Contributions from sponsor related to Enviva Pellets Sampson, LLC Drop-Down	1,652	—
Proceeds from contributions from Hancock JV	—	57,288
Net cash (used in) provided by financing activities	(53,051)	16,709
Net increase in cash and cash equivalents	8,987	19,268
Cash and cash equivalents, beginning of period	466	2,128
Cash and cash equivalents, end of period	$9,453	$21,396
Non-cash investing and financing activities:
The Partnership acquired property, plant and equipment in non-cash transactions as follows:
Property, plant and equipment acquired included in accounts payable and accrued liabilities	$4,413	$19,912
Property, plant and equipment acquired under capital leases	1,124	1,578
Property, plant and equipment transferred from inventories	172	63
Related-party long-term debt transferred to third-party long-term debt	—	14,757
Third-party long-term debt transferred to related-party long-term debt	—	3,316
Distributions included in liabilities	937	449
Application of short-term deposit to fixed assets	258	—
Offering issuance costs included in accrued liabilities	—	22
Debt issuance costs included in accrued liabilities	—	135
Depreciation capitalized to inventories	483	498
Non-cash capital contributions from Hancock JV prior to Enviva Pellets Sampson, LLC Drop-Down	—	2,345
Supplemental information:
Interest paid	$15,508	$8,619

See accompanying notes to unaudited condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

(1) Description of Business and Basis of Presentation

Description of Business

Enviva Partners, LP (the “Partnership”) is a publicly traded Delaware limited partnership formed on November 12, 2013, as a wholly owned subsidiary of Enviva Holdings, LP (together with its wholly owned subsidiaries Enviva MLP Holdco, LLC and Enviva Development Holdings, LLC, where applicable, the “sponsor”). Through its interests in Enviva, LP and Enviva GP, LLC, the general partner of Enviva, LP, the Partnership supplies utility-grade wood pellets to major power generators under long-term, take-or-pay off-take contracts. The Partnership procures wood fiber and processes it into utility-grade wood pellets and loads the finished wood pellets into railcars, trucks and barges that are transported to deep-water marine terminals, where they are received, stored and ultimately loaded onto oceangoing vessels for transport to the Partnership’s principally European customers.

The Partnership owns and operates six industrial-scale wood pellet production plants located in the Mid-Atlantic and Gulf Coast regions of the United States. Wood pellets are exported from a wholly owned deep-water marine terminal in Chesapeake, Virginia, from a deep-water marine terminal in Wilmington, North Carolina (the “Wilmington terminal”), acquired from a joint venture between the sponsor and certain affiliates of John Hancock Life Insurance Company (the “Hancock JV”) on October 2, 2017 (see Note 18, Subsequent Events) and from third-party deep-water marine terminals in Mobile, Alabama and Panama City, Florida, under a short-term and a long-term contract, respectively.

Basis of Presentation

On December 14, 2016, under the terms of a contribution agreement by and among the Partnership and the Hancock JV (the “Sampson Contribution Agreement”), the Hancock JV sold to the Partnership all of the issued and outstanding limited liability company interests in Enviva Pellets Sampson, LLC (“Sampson”) for total consideration of $175.0 million. Sampson owns a wood pellet production plant in Sampson County, North Carolina (the “Sampson plant”). The acquisition (the “Sampson Drop-Down”) included the Sampson plant, an approximate ten-year, 420,000 metric tons per year (“MTPY”) take-or-pay off-take contract with DONG Energy Thermal Power A/S, an approximate 15-year, 95,000 MTPY off-take contract with the Hancock JV and related third-party shipping contracts. The Sampson Drop-Down included the payment of $139.6 million in cash, net of a purchase price adjustment of $5.4 million, to the Hancock JV, the issuance of 1,098,415 unregistered common units representing limited partnership interests in the Partnership (the “common units”) at a value of $27.31 per unit, or $30.0 million of common units, to affiliates of John Hancock Life Insurance Company, and the elimination of $1.2 million of related-party receivables and payables, net, included in the net assets on the date of acquisition. The Partnership accounted for the Sampson Drop-Down as a combination of entities under common control at historical cost in a manner similar to a pooling of interests. Accordingly, the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2016 were retrospectively recast to reflect the Sampson Drop-Down as if it had occurred on May 15, 2013, the date Sampson was originally organized (see Note 2, Transactions Between Entities Under Common Control).

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

Certain prior period amounts related to loss on disposal of assets have been reclassified to cost of goods sold from general and administrative expenses to conform to current period presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the Partnership’s unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Summary of Significant Accounting Policies

The accounting policies are set forth in the Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no changes to these policies during the nine months ended September 30, 2017.

Recent and Pending Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-12, Derivatives and Hedging (Topic 815)—Targeted Improvements to Accounting for Hedging Activities. ASU No. 2017-12 expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Partnership is in the process of evaluating the impact of the adoption of ASU No. 2017-12 on its condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other. ASU No. 2017-04 simplifies the accounting for goodwill impairment by eliminating Step 2 of the current goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the new standard, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The new guidance should be adopted for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Partnership does not expect the adoption of ASU No. 2017-04 to have a material impact on its condensed consolidated financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230)—Restricted Cash: A Consensus of the FASB Emerging Issues Task Force, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The guidance addresses the presentation of changes in restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. Entities will also have to disclose the nature of their restricted cash and restricted cash equivalent balances. The new guidance is effective for public business entities for fiscal years and interim periods within those years beginning after December 15, 2017. Early adoption in an interim period is permitted, but any adjustments must be reflected as of the beginning of the fiscal year that includes such interim period. Entities will be required to apply the guidance retrospectively when adopted. The Partnership does not expect the adoption of the new standard to have a material effect on the presentation of changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in its condensed consolidated statements of cash flows.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230)—Classification of Certain Cash Receipts and Cash Payments, which will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows with the objective of reducing the existing diversity in practice. The guidance addresses the classification of cash flows related to (1) debt prepayment or extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt instruments with coupon rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance, including bank-owned life insurance, (6) distributions received from equity method investees, (7) beneficial interests in securitization transactions and (8) separately identifiable cash flows and application of the predominance principle. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. An entity will first apply any relevant guidance. If there is no guidance that addresses those cash receipts and cash payments, an entity will determine each separately identifiable source or use and classify the receipt or payment based on the nature of the cash flow. If a receipt or payment has aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source of use. The new guidance is effective for public business entities for fiscal years and interim periods within those years beginning after December 15, 2017. The new guidance will require adoption on a retroactive basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

earliest date practicable. The Partnership does not expect the adoption of the new standard to have a material effect on how cash receipts and cash payments are presented and classified in its condensed consolidated statements of cash flows.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 provides new guidance on the recognition of revenue and states that an entity should recognize revenue when control of the goods or services transfers to the customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires significantly expanded disclosure regarding qualitative and quantitative information about the nature, timing and uncertainty of revenue and cash flows arising from contracts with customers. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers—Principal versus Agent Considerations. ASU No. 2016-08 clarifies the implementation guidance on principal versus agent considerations. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers, which provides narrow scope improvements and practical expedients related to ASU No. 2014-09. ASU No. 2014-09 and subsequent amendments have been codified as Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. ASC 606 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Partnership will adopt ASC 606 effective January 1, 2018. The Partnership currently expects to utilize the modified retrospective method of adoption, which will result in the presentation of the cumulative effect of initially applying ASC 606 at the date of initial application. The Partnership has established a cross-functional team to lead the assessment and implementation of ASC 606 and has finalized its implementation plans. In connection with the implementation plan, the Partnership has completed its initial evaluation of its off-take contracts to identify material performance obligations. The Partnership determined that revenue related to its off-take contracts will be recognized at the point in time at which control of the wood pellets passes to the customer, as the wood pellets are loaded onto shipping vessels, which is consistent with the timing of revenue recognition under the Partnership’s current accounting policy. ASC 606 permits an entity to account for shipping and handling activities occurring after control has passed to the customer as a fulfillment activity rather than as a revenue element. The Partnership has elected to account for shipping and handling activities as a fulfillment activity, consistent with its current policy. Additionally, the Partnership has concluded that certain transactions currently presented on a net basis in other revenue will be recognized as principal sales on a gross basis under ASC 606. The Partnership continues to evaluate the impact of the adoption on its business processes and accounting and information systems.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

(2)  Transactions Between Entities Under Common Control

Recast of Historical Financial Statements

The condensed consolidated financial statements for the three and nine months ended September 30, 2016 have been recast to reflect the Sampson Drop-Down as if it had occurred on May 15, 2013, the date Sampson was originally organized. The historical net equity amounts of Sampson prior to the Sampson Drop-Down transaction date were attributed to the General Partner and any noncontrolling interest.

The following table presents the changes to previously reported amounts in the unaudited condensed consolidated balance sheet as of September 30, 2016 included in the Partnership’s quarterly report on Form 10-Q for the quarter ended September 30, 2016:

	As of September 30, 2016
	As	Enviva Pellets
	Reported	Sampson, LLC	Total (Recast)
Cash and cash equivalents	$21,396	$—	$21,396
Property, plant and equipment, net of accumulated depreciation	394,243	137,400	531,643
Goodwill	85,615	—	85,615
Other assets	65,394	7,766	73,160
Total assets	$566,648	$145,166	$711,814

Accounts payable	$1,726	$946	$2,672
Accrued and other current liabilities	23,623	18,949	42,572
Total long-term debt	206,690	1,114	207,804
Other liabilities	6,350	1,410	7,760
Total liabilities	238,389	22,419	260,808
Total partners’ capital	328,259	122,747	451,006
Total liabilities and partners’ capital	$566,648	$145,166	$711,814

The following table presents the changes to previously reported amounts in the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2016 included in the Partnership’s quarterly report on Form 10-Q for the quarter ended September 30, 2016:

	Three Months Ended September 30, 2016
	As	Enviva Pellets	Total
	Reported	Sampson, LLC	(Recast)
Net revenue	$109,774	$1,020	$110,794
Net income (loss)	13,012	(2,666)	10,346
Less net loss attributable to noncontrolling partners’ interests	21	1,345	1,366
Net income (loss) attributable to Enviva Partners, LP	13,033	(1,321)	11,712
Net loss attributable to general partner	—	(1,321)	(1,321)
Net income attributable to Enviva Partners, LP limited partners’ interest in net income	13,033	—	13,033

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

	Nine Months Ended September 30, 2016
	As	Enviva Pellets	Total
	Reported	Sampson, LLC	(Recast)
Net revenue	$336,735	$1,020	$337,755
Net income (loss)	32,511	(6,730)	25,781
Less net loss attributable to noncontrolling partners’ interests	69	3,398	3,467
Net income (loss) attributable to Enviva Partners, LP	32,580	(3,332)	29,248
Net loss attributable to general partner	—	(3,332)	(3,332)
Net income attributable to Enviva Partners, LP limited partners’ interest in net income	32,580	—	32,580

The following table presents the changes to previously reported amounts in the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2016 included in the Partnership’s quarterly report on Form 10-Q for the quarter ended September 30, 2016:

	Nine Months Ended September 30, 2016
	As	Enviva Pellets	Total
	Reported	Sampson, LLC	(Recast)
Net cash provided by (used in) operating activities	$67,612	$(12,501)	$55,111
Net cash used in investing activities	(7,813)	(44,739)	(52,552)
Net cash (used in) provided by financing activities	(40,578)	57,287	16,709
Net increase in cash and cash equivalents	$19,221	$47	$19,268

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

The Partnership’s primary industrial customers are located in the United Kingdom, Denmark and Belgium. Three customers accounted for 96% and 95% of the Partnership’s product sales during the three and nine months ended September 30, 2017, respectively.  Three customers accounted for 99% and 94% of the Partnership’s product sales during the three and nine months ended September 30, 2016, respectively. The following table shows product sales to third-party customers that accounted for 10% or a greater share of consolidated product sales for each of the three and nine months ended:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016 (Recast)	2017	2016 (Recast)
Customer A	73%	81%	68%	76%
Customer B	14%	13%	15%	16%
Customer C	—%	—%	—%	—%
Customer D	9%	5%	12%	2%

The Partnership’s cash and cash equivalents are placed in or with various financial institutions. The Partnership has not experienced any losses on such accounts.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

(4) Property, Plant and Equipment

Property, plant and equipment consisted of the following at:

	September 30,	December 31,
	2017	2016
Land	$13,492	$13,492
Land improvements	42,755	42,148
Buildings	140,050	137,092
Machinery and equipment	387,643	382,740
Vehicles	609	513
Furniture and office equipment	5,234	5,113
	589,783	581,098
Less accumulated depreciation	(104,641)	(80,768)
	485,142	500,330
Construction in progress	10,224	16,088
Total property, plant and equipment, net	$495,366	$516,418

Total depreciation expense was $8.0 million and $24.9 million and $5.7 million and $18.5 million for the three and nine months ended September 30, 2017 and 2016, respectively.

(5) Inventories

Inventories consisted of the following at:

	September 30,	December 31,
	2017	2016
Raw materials and work-in-process	$6,447	$7,689
Consumable tooling	14,385	11,978
Finished goods	13,645	10,097
Total inventories	$34,477	$29,764

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

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

Cash Flow Hedges
Foreign Currency Exchange Risk

The Partnership is primarily exposed to fluctuations in foreign currency exchange rates related to off-take contracts that require future deliveries of wood pellets to be settled in British Pound Sterling (“GBP”). Deliveries under these off-take contracts began in September 2017. The Partnership has and may continue to enter into foreign currency forward contracts, purchased option contracts or other instruments to partially manage this risk and has designated and may continue to designate these instruments as cash flow hedges.

For these cash flow hedges, the effective portion of the gain or loss on the change in fair value is initially reported as a component of accumulated other comprehensive income in partners’ capital and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss, if any, is reported in earnings in the current period. The Partnership considers its cash flow hedges to be highly effective at inception and as of September 30, 2017.

The Partnership’s outstanding cash flow hedges at September 30, 2017 expire on dates between 2017 and 2022.
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
The fair values of cash flow hedging instruments included in the unaudited condensed consolidated balance sheet as of September 30, 2017 were as follows:

		Asset	Liability
	Balance Sheet Location	Derivatives	Derivatives
Derivatives designated as hedging instruments:
Foreign currency exchange forward contracts	Other current liabilities	$—	$580
Foreign currency exchange forward contracts	Other long-term liabilities	—	2,145
Purchased options:
Foreign currency purchased option contracts	Prepaid and other current assets	3	—
Foreign currency purchased option contracts	Other long-term assets	1,150	—
Interest rate swap:
Interest rate swap	Other current assets	82	—
Interest rate swap	Other long-term assets	331	—
Total derivatives designated as hedging instruments		$1,566	$2,725

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

The effects of instruments designated as cash flow hedges and the related changes in accumulated other comprehensive income and the gains and losses in income for the three months ended September 30, 2017 were as follows:

			Amount of
		Location of	Gain (Loss)	Location of Gain	Amount of Gain
	Amount of Gain	Gain (Loss)	Reclassified from	(Loss) Recognized in	(Loss) Recognized in
	(Loss) in Other	Reclassified from	Accumulated Other	Income on Derivative	Income on Derivative
	Comprehensive	Accumulated Other	Comprehensive	(Ineffective Portion	(Ineffective Portion
	Income on	Comprehensive	Income	and Amount	and Amount
	Derivative	Income	into Income	Excluded from	Excluded from
	(Effective Portion)	(Effective Portion)	(Effective Portion)	Effectiveness Testing)	Effectiveness Testing)
Foreign exchange contracts	$(1,484)	Product sales	$26	Product sales	$(1)
Foreign exchange contracts	(22)	Other revenue	(30)	Other revenue	—
Purchased options	(294)	Product sales	—	Product sales	—
Interest rate swap	12	Other income (expense)	(51)	Other income (expense)	13

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

The effects of instruments designated as cash flow hedges and the related changes in accumulated other comprehensive income and the gains and losses in income for the nine months ended September 30, 2017 were as follows:

			Amount of
		Location of	Gain (Loss)	Location of Gain	Amount of Gain
	Amount of Gain	Gain (Loss)	Reclassified from	(Loss) Recognized in	(Loss) Recognized in
	(Loss) in Other	Reclassified from	Accumulated Other	Income on Derivative	Income on Derivative
	Comprehensive	Accumulated Other	Comprehensive	(Ineffective Portion	(Ineffective Portion
	Income on	Comprehensive	Income	and Amount	and Amount
	Derivative	Income	into Income	Excluded from	Excluded from
	(Effective Portion)	(Effective Portion)	(Effective Portion)	Effectiveness Testing)	Effectiveness Testing)
Foreign exchange contracts	$(3,445)	Product sales	$26	Product sales	$(1)
Foreign exchange contracts	(11)	Other revenue	(11)	Other revenue	—
Purchased options	(1,047)	Product sales	—	Product sales	—
Interest rate swap	(138)	Other income (expense)	(176)	Other income (expense)	13

The estimated net amount of existing gains and losses in accumulated other comprehensive income associated with derivative instruments expected to be transferred to the consolidated statements of income during the next twelve months is a gain of approximately $0.8 million, net.

The effects of instruments designated as cash flow hedges and the related changes in accumulated other comprehensive income and the gains and losses in income for the three and nine months ended September 30, 2016 were insignificant.

The Partnership enters into master netting arrangements, which are designed to permit net settlement of derivative transactions among the respective counterparties. If the Partnership had settled all transactions with its respective counterparties at September 30, 2017, the Partnership would have received a net settlement termination payment of $1.2 million, which differs from the recorded fair value of the derivatives. The Partnership presents its derivative assets and liabilities at their gross fair values.

The notional amounts of outstanding derivative instruments designated as cash flow hedges associated with outstanding or unsettled derivative instruments as of September 30, 2017 were as follows:

Foreign exchange forward contracts in GBP	£42,570
Foreign exchange purchased option contracts in GBP	£28,960
Interest rate swap	$45,578

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

The notional amounts of outstanding derivative instruments designated as cash flow hedges associated with outstanding or unsettled derivative instruments as of December 31, 2016 were as follows:

Foreign exchange forward contracts in GBP	£25,270
Foreign exchange purchased option contracts in GBP	£8,160

(7)  Fair Value Measurements

The amounts reported in the unaudited condensed consolidated balance sheets as cash and cash equivalents, accounts receivable, related-party receivables, prepaid expenses and other current assets, accounts payable, related-party payables and accrued and other current liabilities approximate fair value because of the short-term nature of these instruments.

Derivative instruments and long-term debt and capital lease obligations, including the current portion, are classified as Level 2 instruments. The fair value of the Senior Notes (see Note 10, Long-Term Debt and Capital Lease Obligations – Senior Notes) was determined based on observable market prices in a less active market and was categorized as Level 2 in the fair value hierarchy. The fair value of other long-term debt and capital lease obligations classified as Level 2 was determined based on the usage of market prices not quoted on active markets and other observable market data. The carrying amount of derivative instruments approximates fair value as of September 30, 2017 and December 31, 2016. The carrying amount and estimated fair value of long-term debt and capital lease obligations as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Senior Notes	$294,501	$314,361	$293,797	$306,547
Other long-term debt and capital lease obligations	48,622	48,622	56,998	56,998
Total long-term debt and capital lease obligations	$343,123	$362,983	$350,795	$363,545

The fair value of long-term debt and capital lease obligations is estimated based upon rates currently available for debt and capital lease obligations with similar terms and remaining maturities.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

(8) Goodwill and Other Intangible Assets
Intangible Assets

Intangible assets consisted of the following at:

			September 30, 2017			December 31, 2016
			Gross		Net	Gross		Net
	Amortization		Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Period		Amount	Amortization	Amount	Amount	Amortization	Amount
Favorable customer contracts	3	years	$8,700	$(8,560)	$140	$8,700	$(7,468)	$1,232
Wood pellet contract	6	years	1,750	(1,750)	—	1,750	(1,611)	139
Total intangible assets			$10,450	$(10,310)	$140	$10,450	$(9,079)	$1,371

Intangible assets include favorable customer contracts acquired in connection with the Partnership’s purchase of Green Circle Bio Energy, Inc. in January 2015. The Partnership also recorded payments made to acquire a six-year, wood pellet contract with a European utility in 2010 as an intangible asset. These costs are recoverable through the future revenue streams generated from the associated contract and are closely related to the revenue from the customer contract. The Partnership amortizes the customer contract intangible assets as deliveries are completed during the respective contract terms. During the three and nine months ended September 30, 2017 and 2016, $0.7 million and $1.2 million and $0.7 million and $1.9 million, respectively, of amortization was included in cost of goods sold in the accompanying unaudited condensed consolidated statements of income.

The estimated aggregate maturities of amortization expense for the next five years are as follows:

October 1, 2017 through December 31, 2017	$—
Year ending December 31, 2018	140
Year ending December 31, 2019	—
Year ending December 31, 2020	—
Year ending December 31, 2021	—
Thereafter	—
Total	$140

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

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

(10) Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations at carrying value are composed of the following:

	September 30,	December 31,
	2017	2016
Senior Notes, net of unamortized discount and debt issuance of $5.5 million as of September 30, 2017 and $6.2 million as of December 31, 2016	$294,501	$293,797
Senior Secured Credit Facilities, Tranche A-1 Advances, net of unamortized discount and debt issuance costs of $1.1 million as of September 30, 2017 and $1.4 million as of December 31, 2016	39,899	41,651
Senior Secured Credit Facilities, Tranche A-3 Advances, net of unamortized discount and debt issuance costs of $0.1 million as of September 30, 2017 and $0.2 million as of December 31, 2016	4,436	4,489
Senior Secured Credit Facilities, revolving credit commitments, at a Eurodollar Rate of 7.0% at September 30, 2017 and December 31, 2016	—	6,500
Other loans	2,025	2,759
Capital leases	2,262	1,599
Total long-term debt and capital lease obligations	343,123	350,795
Less current portion of long-term debt and capital lease obligations	(5,008)	(4,109)
Long-term debt and capital lease obligations, excluding current installments	$338,115	$346,686

Senior Notes Due 2021

On November 1, 2016, the Partnership and Enviva Partners Finance Corp. (together with the Partnership, the “Issuers”), Wilmington Trust, National Association, as trustee, and the guarantors party thereto entered into an indenture, as amended or supplemented (the “Indenture”), pursuant to which the Issuers issued $300.0 million in aggregate principal amount of 8.5% senior unsecured notes due November 1, 2021 (the “Senior Notes”) to eligible purchasers (the “Senior Notes Offering”) in a private placement under Rule 144A and Regulation S of the Securities Act of 1933, as amended (the “Securities Act”). Interest payments, which commenced on May 1, 2017, are due semi-annually in arrears on May 1 and November 1. In August 2017, holders of 100% of the Senior Notes tendered such notes in exchange for newly issued registered notes (the “Exchange Notes,” and together with the Senior Notes, the “Notes”) with terms substantially identical in all material respects to the Senior Notes (except that the Exchange Notes are not subject to restrictions on transfer). The Partnership recorded $6.4 million in issue discounts and costs associated with the issuance of the Senior Notes, which have been recorded as a reduction to long-term debt and capital lease obligations.

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

As of September 30, 2017 and December 31, 2016, the Partnership was in compliance with all covenants and restrictions associated with, and no events of default existed under, the Indenture. The Partnership’s obligations under the Indenture are guaranteed by certain of the Partnership’s subsidiaries and secured by liens on substantially all of the Partnership’s assets.

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

On December 11, 2015, the Partnership entered into the First Incremental Term Loan Assumption Agreement (the “Assumption Agreement”) providing for $36.5 million of incremental borrowings (the “Incremental Term Borrowings” and, together with the Original Credit Facilities, the “Senior Secured Credit Facilities”) under the Credit Agreement. The Incremental Term Borrowings consisted of (i) $10.0 million aggregate principal amount of Tranche A-3 borrowings and (ii) $26.5 million aggregate principal amount of Tranche A-4 borrowings. On December 11, 2015, Enviva FiberCo, LLC (“Enviva FiberCo”), an affiliate and a wholly owned subsidiary of the sponsor, became a lender pursuant to the Credit

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

Agreement with a purchase of $15.0 million aggregate principal amount of the Tranche A-4 borrowings, net of a 1.0% lender fee. On June 30, 2016, Enviva FiberCo assigned all of its rights and obligations in its capacity as a lender to a third party. The Partnership recorded $0 million and $0.4 million as interest expense related to this indebtedness during the three and nine months ended September 30, 2016, respectively.

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

The Partnership had a $4.0 million letter of credit outstanding under the letters of credit facilities as of September 30, 2017 and December 31, 2016. The letter of credit was issued in connection with a contract between the Partnership and a third party in the ordinary course of business.

The Partnership had no amount outstanding under the revolving credit commitments as of September 30, 2017. The Partnership had $6.5 million outstanding under the revolving credit commitments as of December 31, 2016.

As of September 30, 2017 and December 31, 2016, the Partnership was in compliance with all covenants and restrictions associated with, and no events of default existed under, the Credit Agreement. The Partnership’s obligations under the Credit Agreement are guaranteed by certain of the Partnership’s subsidiaries and secured by liens on substantially all of its assets.

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

During the three and nine months ended September 30, 2017, the Partnership incurred $14.4 million and $42.6 million, respectively, related to the MSA. Of this amount, during the three and nine months ended September 30, 2017, $9.5 million and $32.3 million, respectively, is included in cost of goods sold and $3.2 million and $8.6 million, respectively, is included in general and administrative expenses on the unaudited condensed consolidated statements of income. At September 30, 2017, $1.7 million incurred under the MSA is included in finished goods inventory.

During the three and nine months ended September 30, 2016, the Partnership incurred $14.4 million and $40.5 million, respectively, related to the MSA. Of this amount, $9.2 million and $26.9 million, respectively, is included in cost of goods sold and $4.6 million and $13.0 million, respectively, is included in general and administrative expenses on the unaudited condensed consolidated statements of income. At September 30, 2016, $0.6 million incurred under the MSA is included in finished goods inventory.

As of September 30, 2017 and December 31, 2016, the Partnership had $13.8 million and $10.6 million, respectively, included in related-party payables related to the MSA.

Common Control Transactions

Sampson Drop-Down

On December 14, 2016, the Hancock JV contributed to Enviva, LP all of the issued and outstanding limited liability company interests in Sampson for total consideration of $175.0 million (see Note 1, Description of Business and Basis of Presentation).

Enviva Port of Wilmington, LLC Acquisition

On May 8, 2017, pursuant to a contribution agreement by and between the Partnership and the Hancock JV (the “Wilmington Contribution Agreement”), the Partnership agreed to purchase Enviva Port of Wilmington, LLC (“Wilmington”), a wholly owned subsidiary of the Hancock JV, from the Hancock JV for total consideration of $130.0 million. Wilmington owns the Wilmington terminal. The acquisition of Wilmington (the “Wilmington Drop‑Down”) closed on October 2, 2017 (see Note 18, Subsequent Events).

Related-Party Indemnification

In connection with the Sampson Drop-Down, the Hancock JV agreed to indemnify the Partnership, its affiliates, and its respective officers, directors, managers, counsel, agents and representatives from all costs and losses arising from certain vendor liabilities and claims related to the construction of the Sampson plant. At December 31, 2016, accrued liabilities related to such indemnifiable amounts included $6.4 million related to work performed by certain vendors. The Partnership recorded a corresponding related-party receivable from the Hancock JV (see Note 1, Description of Business and Basis of Presentation) of $6.4 million for reimbursement of such indemnifiable amounts in connection with the Sampson Drop-Down. At September 30, 2017, the related party receivable associated with such amounts was $5.3 million.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

Terminal Services Agreement

On December 14, 2016, Enviva, LP and Wilmington entered into a terminal services agreement (the “Sampson TSA”) regarding wood pellets produced at the Sampson plant and transported by truck to the Wilmington terminal. Pursuant to the Sampson TSA, the wood pellets were received, stored and ultimately loaded onto oceangoing vessels for transport to the Partnership’s customers. During the three and nine months ended September 30, 2017, terminal services of $1.0 million and $2.5 million, respectively, were expensed and are included in cost of goods sold on the unaudited condensed consolidated statements of operations. No terminal services were provided by the Wilmington terminal to the Partnership during the three and nine months ended September 30, 2016. The Sampson TSA was terminated in connection with the Wilmington Drop-Down on October 2, 2017.

Enviva FiberCo, LLC

The Partnership purchases raw materials from Enviva FiberCo. Raw material purchases during the three and nine months ended September 30, 2017 and 2016 from Enviva FiberCo were $2.2 million and $6.3 million and $1.0 million and $2.4 million, respectively.

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

On September 7, 2016, Sampson entered into a confirmation under the Biomass Purchase Agreement pursuant to which Sampson agreed to sell to the sponsor 60,000 metric tons of wood pellets through August 31, 2017. On June 23, 2017, the sponsor satisfied its take-or-pay obligation under the agreement with a $2.7 million payment to the Partnership, which is included in “Other revenue.”

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

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

During the three and nine months ended September 30, 2017, pursuant to the Option Contract, Enviva, LP purchased $5.2 million and $8.1 million, respectively, of wood pellets from the sponsor, which amounts are included in cost of goods sold in the Partnership’s unaudited condensed consolidated statements of income.

Related-Party Indebtedness

On December 11, 2015, Enviva FiberCo became a lender pursuant to the Credit Agreement with a purchase of $15.0 million aggregate principal amount of the Tranche A-4 term borrowings, net of a 1.0% lender fee. On June 30, 2016, Enviva FiberCo assigned all of its rights and obligations in its capacity as a lender to a third party. The Partnership recorded $0.4 million as related-party interest expense related to this indebtedness during the three and nine months ended September 30, 2016. The Partnership did not incur related-party interest expense during the three and nine months ended September 30, 2017.

Related-Party Notes Payable

On January 22, 2016, an indirect wholly owned subsidiary of the Partnership with a noncontrolling interest in Wiggins became the holder of a $3.3 million Wiggins construction loan and working capital line of credit. There were no changes to the terms of the loans. The loans were paid in full on the October 18, 2016 maturity date. Related-party interest expense associated with the related-party notes payable was insignificant during the three and nine months ended September 30, 2016.

Sampson Construction Payments

Pursuant to two payment agreements between the Partnership and the Hancock JV dated effective as of July 27, 2017 and September 30, 2017 (together, the “Payment Agreements”), the Hancock JV agreed to pay an aggregate amount of $1.0 million to the Partnership in consideration for costs incurred by the Partnership on or prior to September 30, 2017 to repair or replace certain equipment at the Sampson plant following the consummation of the Sampson Drop-Down.

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

As of September 30, 2017, the periods subject to examination for federal and state income tax returns are 2015 through 2016. The Partnership believes its income tax filing positions, including its status as a pass-through entity, would be sustained on audit and does not anticipate any adjustments that would result in a material change to its consolidated balance sheet. Therefore, no reserves for uncertain tax positions, interest or penalties have been recorded. For the three and nine months ended September 30, 2017 and 2016, no provision for federal or state income taxes has been recorded in the consolidated financial statements.

(13) Commitments and Contingencies

During the fourth quarter of 2016, the Partnership re-purchased a shipment of wood pellets from one customer and subsequently sold it to another customer in a back-to-back transaction. Smoldering was observed onboard the vessel

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

carrying the shipment, which resulted in damage to a portion of the shipment and one of the vessel’s five cargo holds (the “Shipping Event”). The disponent owner of the vessel (the “Shipowner”) had directly or indirectly chartered the vessel from certain other parties (collectively, the “Head Owners”) and in turn contracted with Enviva Pellets Cottondale, LLC (“Cottondale”) as the charterer of the vessel. Following the mutual appointment of arbitrators in connection with the Shipping Event, on June 8, 2017, the Shipowner submitted claims against Cottondale (the “Claims”) alleging damages of approximately $11.7 million (calculated using exchange rates as of September 29, 2017), together with other unquantified losses and damages. The Claims provide that the Shipowner would seek indemnification and other damages from Cottondale to the extent that the Shipowner is unsuccessful in its defense of claims raised by the Head Owners against it for damages arising in connection with the Shipping Event.

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

During the three months ended September 30, 2017, the Partnership did not sell common units under the ATM Program. During the nine months ended September 30, 2017, the Partnership sold 63,577 common units under the

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

Equity Distribution Agreement for net proceeds of $1.7 million, net of an insignificant amount of commissions. Net proceeds from sales under the ATM Program were used for general partnership purposes. No common units were sold under the Equity Distribution Agreement during the three and nine months ended September 30, 2016.

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

						Total
						Payment to
						General
						Partner for
						Incentive
	Declaration	Record	Payment	Distribution	Total Cash	Distribution
Quarter Ended	Date	Date	Date	Per Unit	Distribution	Rights
March 31, 2016	May 4, 2016	May 16, 2016	May 27, 2016	$0.5100	$12.6	$0.2
June 30, 2016	August 3, 2016	August 15, 2016	August 29, 2016	$0.5250	$13.0	$0.3
September 30, 2016	November 2, 2016	November 14, 2016	November 29, 2016	$0.5300	$13.3	$0.3
December 31, 2016	February 1, 2017	February 15, 2017	February 28, 2017	$0.5350	$14.1	$0.4
March 31, 2017	May 3, 2017	May 18, 2017	May 30, 2017	$0.5550	$14.6	$0.5
June 30, 2017	August 2, 2017	August 15, 2017	August 29, 2017	$0.5700	$15.0	$0.7
September 30, 2017	November 2, 2017	November 15, 2017	November 29, 2017	$0.6150	$16.2	$1.1

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

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

Accumulated Other Comprehensive Income

Comprehensive income consists of two components: net income and other comprehensive income. Other comprehensive income refers to revenue, expenses and gains and losses that under GAAP, are included in comprehensive income but excluded from net income. The Partnership’s other comprehensive income consists of unrealized gains and losses related to derivative instruments accounted for as cash flow hedges. Changes in other comprehensive income for the three and nine months ended September 30, 2016  were insignificant.

The following table presents the changes in accumulated other comprehensive income for the nine months ended September 30, 2017:

Unrealized
Losses on
Derivative
Instruments
Balance at December 31, 2016	$595
Net unrealized losses	(4,641)
Reclassification of net losses realized into net income	161
Accumulated other comprehensive loss	$(3,885)

Noncontrolling Interests—Enviva Pellets Wiggins, LLC

At September 30, 2017 and December 31, 2016, the Partnership held 20.0 million of the 30.0 million outstanding voting Series B units in Wiggins, which represented a 67% controlling interest in Wiggins.

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

Noncontrolling Interests—Hancock JV

Sampson was a wholly owned subsidiary of the Hancock JV prior to the consummation of the Sampson Drop-Down. The Partnership’s financial statements have been recast to include the financial results of Sampson as if the consummation of the Sampson Drop-Down had occurred on May 15, 2013, the date Sampson was originally organized. The Partnership’s financial statements include the Hancock JV’s noncontrolling interest for the periods prior to the consummation of the Sampson Drop-Down. The Partnership’s unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2016 include net losses of $1.3 million and $3.4 million, respectively, attributable to the noncontrolling interests in Sampson.

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

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

(15) Equity-Based Awards

The following table summarizes information regarding phantom unit awards to employees of the Provider under the Enviva Partners, LP Long-Term Incentive Plan (“LTIP”) who provide services to the Partnership (the “Affiliate Grants”):

			Performance-Based		Total Affiliate Grant
	Phantom Units		Phantom Units		Phantom Units
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
		Fair Value		Fair Value		Fair Value
	Units	(per unit)(1)	Units	(per unit)(1)	Units	(per unit)(1)
Nonvested December 31, 2016	346,153	$19.32	235,355	$19.46	581,508	$19.37
Granted	298,102	$25.64	107,806	$25.41	405,908	$25.58
Forfeitures	(34,206)	$22.00	—	$—	(34,206)	$22.00
Vested	—	$—	—	$—	—	$—
Nonvested September 30, 2017	610,049	$22.26	343,161	$21.33	953,210	$21.92

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.

The following table summarizes information regarding phantom unit awards under the LTIP to certain non-employee directors of the General Partner (the “Director Grants”):

			Performance-Based		Total Director Grant
	Phantom Units		Phantom Units		Phantom Units
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
		Fair Value		Fair Value		Fair Value
	Units	(per unit)(1)	Units	(per unit)(1)	Units	(per unit)(1)
Nonvested December 31, 2016	17,724	$22.57	—	$—	17,724	$22.57
Granted	15,840	$25.25	—	$—	15,840	$25.25
Forfeitures	—	$—	—	$—	—	$—
Vested	(17,724)	$22.57	—	$—	(17,724)	$22.57
Nonvested September 30, 2017	15,840	$25.25	—	$—	15,840	$25.25

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.

On February 3, 2017, Director Grants valued at $0.4 million were granted and vest on the first anniversary of the grant date, February 3, 2018. On May 4, 2017, the Director Grants that were nonvested at December 31, 2016 vested and common units were issued. In addition, 3,280 common units were granted and issued to non-employee directors of the General Partner as compensation for services performed on the General Partner’s board of directors during the nine months ended September 30, 2017.

The distribution equivalent rights (“DERs”) associated with the Director Grants and the Affiliate Grants entitle the recipients to receive payments equal to any distributions made by the Partnership to the holders of common units within 60 days following the record date for such distributions. The DERs associated with the performance-based Affiliate Grants will remain outstanding and unpaid from the grant date until the earlier of the settlement or forfeiture of the

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

related Affiliate Grants. Payments related to DERs for the three and nine months ended September 30, 2016 were not significant.

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

The following provides a reconciliation of net income and the assumed allocation of net income under the two-class method for purposes of computing net income per unit for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017
	Common	Subordinated	General
	Units	Units	Partner
	(in thousands)
Weighted-average common units outstanding—basic	14,412	11,905	—
Effect of nonvested phantom units	973	—	—
Weighted-average common units outstanding—diluted	15,385	11,905	—

	Three Months Ended September 30, 2017
	Common	Subordinated	General
	Units	Units	Partner	Total
	(in thousands, except per unit amounts)
Distributions declared	$8,863	$7,322	$1,063	$17,248
Earnings less than distributions	(5,974)	(4,935)	—	(10,909)
Net income attributable to partners	$2,889	$2,387	$1,063	$6,339
Weighted-average units outstanding—basic	14,412	11,905
Weighted-average units outstanding—diluted	15,385	11,905
Net income per limited partner unit—basic	$0.20	$0.20
Net income per limited partner unit—diluted	$0.19	$0.20

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

	Nine Months Ended September 30, 2017
	Common	Subordinated	General
	Units	Units	Partner
	(in thousands)
Weighted-average common units outstanding—basic	14,400	11,905	—
Effect of nonvested phantom units	943	—	—
Weighted-average common units outstanding—diluted	15,343	11,905	—

	Nine Months Ended September 30, 2017
	Common	Subordinated	General
	Units	Units	Partner	Total
	(in thousands, except per unit amounts)
Distributions declared	$25,077	$20,715	$2,269	$48,061
Earnings less than distributions	(19,345)	(15,980)	—	(35,325)
Net income attributable to partners	$5,732	$4,735	$2,269	$12,736
Weighted-average units outstanding—basic	14,400	11,905
Weighted-average units outstanding—diluted	15,343	11,905
Net income per limited partner unit—basic	$0.40	$0.40
Net income per limited partner unit—diluted	$0.37	$0.40

	Three Months Ended September 30, 2016
	Common	Subordinated	General
	Units	Units	Partner
	(in thousands)
Weighted-average common units outstanding—basic	12,919	11,905	—
Effect of nonvested phantom units	561	—	—
Weighted-average common units outstanding—diluted	13,480	11,905	—

	Three Months Ended September 30, 2016
	Common	Subordinated	General
	Units	Units	Partner	Total
	(in thousands, except per unit amounts)
Distributions declared	$6,970	$6,310	$302	$13,582
Earnings less than distributions	(345)	(204)	—	(549)
Net income attributable to partners	$6,625	$6,106	$302	$13,033
Weighted-average units outstanding—basic	12,919	11,905
Weighted-average units outstanding—diluted	13,480	11,905
Net income per limited partner unit—basic	$0.51	$0.51
Net income per limited partner unit—diluted	$0.50	$0.50

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

	Nine Months Ended September 30, 2016
	Common	Subordinated	General
	Units	Units	Partner
	(in thousands)
Weighted-average common units outstanding—basic	12,878	11,905	—
Effect of nonvested phantom units	542	—	—
Weighted-average common units outstanding—diluted	13,420	11,905	—

	Nine Months Ended September 30, 2016
	Common	Subordinated	General
	Units	Units	Partner	Total
	(in thousands, except per unit amounts)
Distributions declared	$20,280	$18,632	$716	$39,628
Earnings less than distributions	(3,723)	(3,325)	—	(7,048)
Net income attributable to partners	$16,557	$15,307	$716	$32,580
Weighted-average units outstanding—basic	12,878	11,905
Weighted-average units outstanding—diluted	13,420	11,905
Net income per limited partner unit—basic	$1.28	$1.28
Net income per limited partner unit—diluted	$1.26	$1.26

(17) Supplemental Guarantor Information

The Partnership and its wholly owned finance subsidiary, Enviva Partners Finance Corp., are the co-issuers of the Notes on a joint and several basis. The Partnership has no material independent assets or operations. The Notes are guaranteed on a senior unsecured basis by certain of the Partnership’s direct and indirect wholly owned subsidiaries (excluding Enviva Partners Finance Corp., Wiggins, and certain recently formed immaterial subsidiaries) and will be guaranteed by the Partnership’s future restricted subsidiaries that guarantee certain of its other indebtedness (collectively, the “Subsidiary Guarantors”). The guarantees are full and unconditional and joint and several. Each of the Subsidiary Guarantors is directly or indirectly 100% owned by the Partnership. Enviva Partners Finance Corp. is a finance subsidiary formed for the purpose of being the co-issuer of the Notes. Wiggins is a non-Subsidiary Guarantor and unrestricted subsidiary that permanently ceased operations in January of 2017, and the assets of Wiggins are currently classified as held for sale. Other than certain restrictions arising under the Credit Agreement and the Indenture (see Note 10,  Long-Term Debt and Capital Lease Obligations), there are no significant restrictions on the ability of any restricted subsidiary to (i) pay dividends or make any other distributions to the Partnership or any of its restricted subsidiaries or (ii) make loans or advances to the Partnership or any of its restricted subsidiaries.

(18) Subsequent Events

Wilmington Drop-Down

On October 2, 2017, pursuant to the terms of the Wilmington Contribution Agreement, the Hancock JV sold to the Partnership all of the issued and outstanding limited liability company interests in Wilmington for an initial payment of $54.6 million, net of an approximate purchase price adjustment of $1.4 million. The initial payment was funded with borrowings from the revolving credit commitments under the Senior Secured Credit Facilities and cash on hand.

Wilmington owns the Wilmington terminal and was a party to the Sampson TSA, which was terminated in connection with the Wilmington Drop-Down. Wilmington is also a party to a long-term terminal services agreement with

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

the sponsor to receive, store and load approximately 500,000 MTPY of wood pellets sourced by the sponsor from a third-party production plant. The terminal services agreement for production from the third-party production plant provides for deficiency payments if minimum throughput requirements are not met.

In addition, the Wilmington Contribution Agreement contemplates that Wilmington will enter into a long-term terminal services agreement (the “Wilmington Hamlet TSA”) with the Hancock JV and Enviva Pellets Hamlet, LLC (“Hamlet”) to receive, store and load wood pellets from the Hancock JV’s proposed production plant in Hamlet, North Carolina (the “Hamlet plant”) when the Hancock JV completes construction of the Hamlet plant. The Wilmington Hamlet TSA also provides for deficiency payments if minimum throughput requirements are not met. Pursuant to the Wilmington Contribution Agreement, following notice of the anticipated first delivery of wood pellets to the Wilmington terminal from the Hamlet plant, Wilmington, Hamlet, and the Hancock JV would enter into the Wilmington Hamlet TSA and the Partnership would make a final payment of $74.0 million to the Hancock JV, subject to certain adjustments, as deferred consideration for the Wilmington Drop-Down.

Wilmington also entered into a throughput option agreement with the sponsor granting the sponsor, subject to certain conditions, the option to obtain terminal services at the Wilmington terminal at marginal cost throughput rates for wood pellets produced by one of the sponsor’s potential wood pellet production plants.

The Partnership will account for the Wilmington Drop-Down as a combination of entities under common control at historical cost in a manner similar to a pooling of interests.

Senior Notes Due 2021 – Additional Notes

On October 10, 2017, pursuant to the Indenture, the Issuers issued and sold an additional $55.0 million in aggregate principal amount of the 8.5% senior unsecured notes due November 1, 2021 (the “Additional Notes”) to a purchaser (the “Additional Notes Purchaser”) at 106.25% of par value plus accrued interest from May 1, 2017. The Additional Notes were issued pursuant to the Indenture, have the same terms as the Notes and will be treated together with the Notes as a single class for all purposes under the Indenture. The sale of the Additional Notes resulted in gross proceeds to the Issuers of approximately $60.0 million. The proceeds were used to repay borrowings under the Partnership’s revolving credit commitments under the Senior Secured Credit Facilities, which were used to fund the Wilmington Drop-Down, and for general partnership purposes.

In connection with the issuance and sale of the Additional Notes, the Issuers, the guarantors party thereto and the Additional Notes Purchaser entered into a registration rights agreement pursuant to which the Issuers and the guarantors agreed to use reasonable best efforts to file a registration statement with the SEC to offer to exchange the Additional Notes for newly issued registered notes with terms substantially identical in all material respects to the Additional Notes (except that the registered notes will not be subject to restrictions on transfer) (the “Additional Notes Exchange Offer”, and such notes, the “Registered Additional Notes”), and cause the registration statement to become effective within 180 days of the closing date (the “Target Registration Date”) of the Additional Notes offering. The Partnership expects to register the Additional Notes no later than the Target Registration Date.

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

Our unaudited condensed consolidated financial statements for periods prior to December 14, 2016 have been retroactively recast to reflect the consummation of the Sampson Drop‑Down as if it had occurred on May 15, 2013, the date Sampson was originally organized. Entities contributed by or distributed to our sponsor or the Hancock JV are considered entities under common control and are recorded at historical cost, with any excess consideration over cost being recorded as a distribution in partners’ capital.

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

Our sales strategy is to fully contract the production capacity of the Partnership. During 2017, contracted volumes under our existing off‑take contracts are approximately equal to the full production capacity of our production plants. Our off‑take contracts provide for sales of 2.7 million metric tons (“MT”) of wood pellets in 2017 and have a weighted‑average remaining term of 9.7 years from October 1, 2017. We intend to continue expanding our business by taking advantage of the growing demand for our product that is driven by the conversion of coal‑fired power generation and combined heat and power plants to co‑fired or dedicated biomass‑fired plants, principally in the United Kingdom, Europe and, increasingly, in South Korea and Japan.

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

The following tables present a reconciliation of each of adjusted gross margin per metric ton, adjusted EBITDA and distributable cash flow to the most directly comparable GAAP financial measure for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016 (Recast)	2017	2016 (Recast)

	(in thousands, except per metric ton)
Reconciliation of gross margin to adjusted gross margin per metric ton:
Metric tons sold	668	534	1,919	1,714
Gross margin	$21,118	$22,417	$57,781	$57,628
Loss on disposal of assets	1,237	1,523	3,242	1,679
Depreciation and amortization	8,700	6,434	26,085	20,429
Adjusted gross margin	$31,055	$30,374	$87,108	$79,736
Adjusted gross margin per metric ton	$46.49	$56.88	$45.39	$46.52

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016 (Recast)	2017	2016 (Recast)
	(in thousands)
Reconciliation of adjusted EBITDA and distributable cash flow to net income:
Net income	$6,334	$10,346	12,695	$25,781
Add:
Depreciation and amortization	8,703	6,439	26,096	20,452
Interest expense	7,652	3,365	23,062	10,096
Non-cash unit compensation expense	1,833	1,162	5,113	2,662
Asset impairments and disposals	1,237	1,523	3,242	1,679
Transaction expenses	297	49	3,250	108
Adjusted EBITDA	26,056	22,884	73,458	60,778
Less:
Interest expense, net of amortization of debt issuance costs and original issue discount	7,259	2,919	21,901	8,758
Maintenance capital expenditures	857	1,375	2,870	2,758
Distributable cash flow attributable to Enviva Partners, LP	17,940	18,590	48,687	49,262
Less: Distributable cash flow attributable to incentive distribution rights	1,063	303	2,269	716
Distributable cash flow attributable to Enviva Partners, LP limited partners	$16,877	$18,287	$46,418	$48,546

Factors Impacting Comparability of Our Financial Results

Our future results of operations and cash flows may not be comparable to our historical consolidated results of operations and cash flows, principally for the following reasons:

Our sponsor contributed its interest in Sampson to us on December 14, 2016.  Our historical condensed consolidated financial statements have been retroactively recast to reflect the contribution of our sponsor’s interest in Sampson as if the contributions had occurred on May 15, 2013, the date Sampson was originally organized. The recast amounts for the three and nine months ended September 30, 2016 primarily include general and administrative expenses associated with plant development and commissioning costs incurred during the construction of the Sampson plant. We do not expect to incur these costs going forward as the plant began producing wood pellets during the fourth quarter of 2016.

We began deliveries under a new long‑term off‑take contract in December 2016.  In connection with the Sampson Drop‑Down, the Hancock JV assigned to us a ten‑year, take‑or‑pay off‑take contract with DONG Energy Thermal Power A/S (the “DONG Contract”). The DONG Contract commenced September 1, 2016 and provides for sales of 360,000 MTPY for the first delivery year and 420,000 MTPY for years two through ten. The contract, accompanied by our increased production capacity from the Sampson plant, will have a material effect on our product sales and resulting gross margin.

We issued $300.0 million in aggregate principal amount of senior unsecured notes in a private placement to eligible purchasers.  On November 1, 2016, we and Enviva Partners Finance Corp., a wholly owned subsidiary of the Partnership formed on October 3, 2016 for the purpose of being the co‑issuer of the notes, issued $300.0 million in aggregate principal amount of 8.5% senior unsecured notes due November 1, 2021 (the “Senior Notes”) to eligible purchasers in a private placement under Rule 144A and Regulation S of the Securities Act of 1933, as amended (the “Securities Act”), which resulted in net proceeds of $293.6 million after deducting estimated expenses and underwriting discounts of $6.4 million. On December 14, 2016, a portion of the net proceeds from the Senior Notes Offering, together with cash on hand and the issuance of 1,098,415 unregistered common units representing limited partnership interests in the Partnership (the “common units”) at a value of $27.31 per unit, or $30.0 million of common units, to affiliates of John Hancock Life Insurance Company, funded the consideration payable for the Sampson Drop‑Down. The remainder of the net proceeds from the Senior Notes Offering was used to repay certain outstanding term loan indebtedness under our Senior Secured Credit Facilities.  As a result, our unaudited condensed consolidated financial statements reflect the outstanding debt and interest expense associated with the Senior Notes.

We repaid a portion of the Original Credit Facilities and increased the capacity of our revolving credit facility.  On April 9, 2015, we entered into a credit agreement (the “Credit Agreement”) providing for a $199.5 million aggregate principal amount of senior secured credit facilities (the “Original Credit Facilities”). We entered into an assumption agreement on December 11, 2015, providing for $36.5 million of incremental term loan borrowings (the “Incremental Term Borrowings” and, together with the Original Credit Facilities, the “Senior Secured Credit Facilities”) under the Credit Agreement. In October 2016, we entered into a second amendment to the Credit Agreement (the “Second Amendment”), which became effective upon the closing of the Sampson Drop‑Down. Upon the consummation of the Sampson Drop‑Down, a portion of the net proceeds from the Senior Notes, together with cash on hand, was used to repay in full the outstanding principal and accrued interest on the Tranche A‑2 and Tranche A‑4 borrowings and to repay a portion of the outstanding principal and accrued interest on the Tranche A‑1 and Tranche A‑3 borrowings under the Senior Secured Credit Facilities. Following the consummation of the Sampson Drop‑Down and repayment of a portion of the Senior Secured Credit Facilities, the limit under our revolving credit commitments was increased from $25.0 million to $100.0 million pursuant to the Second Amendment.

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

How We Generate Revenue

Overview

We primarily earn revenue by supplying wood pellets to our customers under off‑take contracts, the majority of the commitments under which are long‑term in nature. We refer to the structure of our contracts as “take‑or‑pay” because they include a firm obligation to take a fixed quantity of product at a stated price and provisions that ensure we will be compensated in the case of a customer’s failure to accept all or a part of the contracted volumes or termination of the contract. Each contract defines the annual volume of wood pellets that a customer is required to purchase and we are required to sell, the fixed price per MT for product satisfying a base net calorific value and other technical specifications. These prices are fixed for the entire term, subject to annual inflation‑based adjustments and price escalators, as well as, in some instances, price adjustments for product specifications and changes in underlying costs. In addition to sales of our product under these long‑term, take‑or‑pay contracts, we routinely sell volumes under shorter‑term contracts, which range in volume and tenor, and, in some cases, may include only one specific shipment. Because each of our contracts is a bilaterally negotiated agreement, our revenue over the duration of these contracts does not generally follow spot market pricing trends. Our revenue from the sale of wood pellets is recognized when the goods are shipped, title and risk of loss passes, the sales price to the customer is fixed, and collectability is reasonably assured.

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

The majority of the wood pellets we supply to our customers is produced at our production plants, the sales of which are included in “Product sales.” We also fulfill our contractual commitments and take advantage of dislocations in market supply and demand by purchasing from and selling to third‑party market participants, including, in some cases, our customers. In these back‑to‑back transactions, where title and risk of loss are immediately transferred to the ultimate purchaser, revenue is recorded net of costs paid to the third‑party supplier. This revenue is included in “Other revenue.”

In some instances, a customer may request to cancel, defer, or accelerate a shipment. Contractually, we will seek to optimize our position by selling or purchasing the subject shipment to or from another party, including in some cases a related party, either within our contracted off‑take portfolio or as an independent transaction on the spot market. In most instances, the original customer pays us a fee, including reimbursement of any incremental costs, which is included in “Other revenue.”

Contracted Backlog

As of October 1, 2017, we had approximately $5.5 billion of product sales backlog for firm contracted product sales to power generators. Backlog represents the revenue to be recognized under existing contracts assuming deliveries occur as specified in the contracts. Contracted future product sales denominated in foreign currencies, excluding revenue hedged with foreign currency forward contracts, are included in U.S. Dollars at October 2, 2017 forward rates.

Our expected future product sales revenue under our contracted backlog as of October 1, 2017 is as follows (in millions):

Period from October 1, 2017 to December 31, 2017	$85
Year ending December 31, 2018	543
Year ending December 31, 2019 and thereafter	4,829
Total product sales contracted backlog	$5,457

Costs of Conducting Our Business

Cost of Goods Sold

Cost of goods sold includes the costs to produce and deliver our wood pellets to customers. The principal expenses incurred to produce and deliver our wood pellets consist of raw material, production and distribution costs.

We have strategically located our plants in the Southeastern United States, a region with plentiful wood fiber resources. We manage the supply of raw materials into our plants through a mixture of short‑term and long‑term contracts. Delivered wood fiber costs include stumpage (i.e., the price paid to the underlying timber resource owner for the raw material) as well as harvesting, transportation and, in some cases, size reduction services provided by our suppliers. The majority of our product volumes are sold under off-take contracts that include cost pass‑through mechanisms to mitigate increases in raw material and distribution costs.

Production costs at our production plants consist of labor, energy, tooling, repairs and maintenance and plant overhead costs. Production costs also include depreciation expense associated with the use of our plants and equipment and any gain or loss on disposal of associated assets. Some of our off‑take contracts include price escalators that mitigate inflationary pressure on certain components of our production costs. In addition to the wood pellets that we produce at our owned and operated production plants, we selectively purchase additional quantities of wood pellets from our sponsor and third‑party wood pellet producers.

Distribution costs include all transportation costs from our plants to our port locations, any storage or handling costs while the product remains at port and shipping costs related to the delivery of our product from our port locations to our customers. Both the strategic location of our plants and our ownership or control of our deep‑water terminals have allowed for the efficient and cost‑effective transportation of our wood pellets. We seek to mitigate shipping risk by entering into long‑term, fixed‑price shipping contracts with reputable shippers matching the terms and volumes of our contracts under which we are responsible for arranging shipping. Certain of our off‑take contracts include pricing adjustments for volatility in fuel prices, which allow us to pass the majority of fuel price‑risk associated with shipping through to our customers.

Additionally, as deliveries are made during the applicable contract term, we amortize the purchase price of acquired customer contracts that were recorded as intangible assets.

Raw material, production and distribution costs associated with delivering our wood pellets to our deep‑water terminals and wood pellet purchase costs are capitalized as a component of inventory. Fixed production overhead, including the related depreciation expense, is allocated to inventory based on actual wood pellet production. These costs are reflected in cost of goods sold when inventory is sold. Distribution costs associated with shipping our wood pellets to our customers and amortization of favorable contracts are expensed as incurred. Our inventory is recorded using the first‑in, first‑out method (“FIFO”), which requires the use of judgment and estimates. Given the nature of our inventory, the calculation of cost of goods sold is based on estimates used in the valuation of the FIFO inventory and in determining the specific composition of inventory that is sold to each customer.

General and Administrative Expenses

We and our General Partner are party to a Management Services Agreement (the “MSA”) with Enviva Management Company, LLC (“Enviva Management”). Under the MSA, direct or indirect internal or third‑party expenses incurred are either directly identifiable or allocated to us. Enviva Management estimates the percentage of employee salary and related benefits, third‑party costs, office rent and expenses and any other overhead costs to be provided to us. Each month, Enviva Management allocates the actual costs accumulated in the financial accounting system using these estimates. Enviva Management also charges us for any directly identifiable costs such as goods or services provided at our request. We believe Enviva Management’s assumptions and allocations have been made on a reasonable basis and are the best estimate of the costs that we would have incurred on a stand‑alone basis.

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

Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

	Three Months Ended
	September 30,
	2017	2016 (Recast)	Change
	(in thousands)
Product sales	$125,422	$103,577	$21,845
Other revenue	6,036	7,217	(1,181)
Net revenue	131,458	110,794	20,664
Cost of goods sold, excluding depreciation and amortization	100,403	80,420	19,983
Loss on disposal of assets	1,237	1,523	(286)
Depreciation and amortization	8,700	6,434	2,266
Total cost of goods sold	110,340	88,377	21,963
Gross margin	21,118	22,417	(1,299)
General and administrative expenses	7,131	8,708	(1,577)
Income from operations	13,987	13,709	278
Interest expense	(7,652)	(3,314)	4,338
Related-party interest expense	—	(51)	(51)
Other (expense) income	(1)	2	3
Net income	6,334	10,346	(4,012)
Less net loss attributable to noncontrolling partners’ interests	5	1,366	(1,361)
Net income attributable to Enviva Partners, LP	$6,339	$11,712	$(5,373)

Product sales

Revenue related to product sales (either produced or procured) increased to $125.4 million for the three months ended September 30, 2017 from $103.6 million for the three months ended September 30, 2016. The $21.8 million increase was attributable to greater sales volumes, primarily relating to tons sold under the contract acquired in connection with the Sampson Drop-Down, and was partially offset by lower pricing due to contract mix during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.

Other revenue

Other revenue decreased to $6.0 million for the three months ended September 30, 2017 from $7.2 million for the three months ended September 30, 2016 primarily due to a decrease in the fees we earned related to customer requests to cancel, defer or accelerate shipments. During the three months ended September 30, 2017, we earned $2.2 million related to these fees compared to $5.7 million during the three months ended September 30, 2016. Offsetting the decrease was $3.2 million related to sales of wood pellets sourced from third-party pellet producers and delivered to our customers during the three months ended September 30, 2017 compared to $0.4 million during the three months ended September 30, 2016. In these back-to-back transactions, title and risk of loss immediately transfers to the ultimate purchasers; accordingly, such transactions are presented on a net basis. Other revenue also includes revenue derived from terminal services (see Note 11, Related-Party Transactions).

Cost of goods sold

Cost of goods sold increased to $110.3 million for the three months ended September 30, 2017 from $88.4 million for the three months ended September 30, 2016. The $21.9 million increase was primarily attributable to an increase in sales volumes and depreciation expense. The three months ended September 30, 2017 included approximately $2.2 million of incremental depreciation expense related to machinery and equipment at the Sampson plant. There was no depreciation expense incurred during the three months ended September 30, 2016 related to the Sampson plant. The increase was offset by a $0.3 million decrease in loss on disposal of assets during the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily attributable to growth and maintenance capital projects at our wood pellet production plants.

Gross margin

We earned gross margin of $21.1 million and $22.4 million for the three months ended September 30, 2017 and 2016, respectively. The change in gross margin was primarily attributable to the following:

•

A $5.3 million increase in gross margin due to higher sales volumes. Our wood pellet sales volumes increased by approximately 134,000 MT during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, representing a 25% increase.

Offsetting the above was:

•

A $2.3 million decrease in gross margin due to an increase in depreciation expense during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The increase is attributable to incremental depreciation expense related to machinery and equipment at the Sampson plant.

•	A $2.1 million decrease in gross margin during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 due to the mix of customer and shipping contracts.
•	A $1.2 million decrease in gross margin due to decreased other revenue during the three months ended September 30, 2017, as described above under the heading “Other revenue.”
•

A $0.6 million decrease in gross margin due to higher production costs during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The increase in production costs was primarily attributable to lower plant utilization during the three months ended September 30, 2017, which was partially offset by lower raw material costs during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.

Adjusted gross margin per metric ton

	Three Months Ended
	September 30,
	2017	2016 (Recast)	Change
	(in thousands except per metric ton)
Metric tons sold	668	534	134
Gross margin	$21,118	$22,417	$(1,299)
Loss on disposal of assets	1,237	1,523	(286)
Depreciation and amortization	8,700	6,434	2,266
Adjusted gross margin	$31,055	$30,374	$681
Adjusted gross margin per metric ton	$46.49	$56.88	$(10.39)

We earned an adjusted gross margin of $31.1 million, or $46.49 per MT, for the three months ended September 30, 2017 and an adjusted gross margin of $30.4 million, or $56.88 per MT, for the three months ended September 30, 2016. Excluding the fees earned in other revenue described above, we earned an adjusted gross margin of $28.8 million, or $43.15 per MT, and $24.7 million, or $46.25 per MT, during the three months ended September 30, 2017 and 2016, respectively. The factors impacting the change in adjusted gross margin are described above under the heading “Gross margin.”

General and administrative expenses

General and administrative expenses were $7.1 million for the three months ended September 30, 2017 and $8.7 million for the three months ended September 30, 2016.

During the three months ended September 30, 2017, general and administrative expenses included allocated expenses of $3.2 million that were incurred under the MSA, $1.8 million of direct expenses, $1.8 million of non‑cash unit compensation expense associated with unit‑based awards under the Enviva Partners, LP Long-Term Incentive Plan (the “LTIP”), $0.2 million of expenses associated with the cessation of operations of the wood pellet production plant owned by Enviva Pellets Wiggins, LLC (“Wiggins”) and $0.1 million related to transaction expenses.

During the three months ended September 30, 2016, general and administrative expenses included allocated expenses of $3.3 million that were incurred under the MSA, $3.2 million related to plant development activities prior to the consummation of the Sampson Drop‑Down, $1.0 million of direct expenses and $1.2 million of non‑cash unit compensation expense associated with unit‑based awards under the LTIP.

Interest expense

We incurred $7.7 million of interest expense during the three months ended September 30, 2017 and $3.3 million of interest expense during the three months ended September 30, 2016. The increase in interest expense was primarily attributable to the issuance of our Senior Notes in November 2016. Please read “—Senior Notes Due 2021” below.

Adjusted EBITDA

	Three Months Ended
	September 30,
	2017	2016 (Recast)	Change
	(in thousands)
Reconciliation of adjusted EBITDA to net income:
Net income	$6,334	$10,346	$(4,012)
Add:
Depreciation and amortization	8,703	6,439	2,264
Interest expense	7,652	3,365	4,287
Non-cash unit compensation expense	1,833	1,162	671
Asset impairments and disposals	1,237	1,523	(286)
Transaction expenses	297	49	248
Adjusted EBITDA	$26,056	$22,884	$3,172

We generated adjusted EBITDA of $26.1 million for the three months ended September 30, 2017 compared to adjusted EBITDA of $22.9 million for the three months ended September 30, 2016. The $3.2 million increase was attributable to an increase in adjusted gross margin as described above as well as a decrease in general and administrative expenses, which was primarily attributable to plant development activities related to the Sampson plant incurred during the three months ended September 30, 2016.

Distributable Cash Flow

The following is a reconciliation of adjusted EBITDA to distributable cash flow:

	Three Months Ended
	September 30,
	2017	2016 (Recast)	Change
	(in thousands)
Adjusted EBITDA	$26,056	$22,884	$3,172
Less:
Interest expense, net of amortization of debt issuance costs and original issue discount	7,259	2,919	4,340
Maintenance capital expenditures	857	1,375	(518)
Distributable cash flow attributable to Enviva Partners, LP	17,940	18,590	(650)
Less: Distributable cash flow attributable to incentive distribution rights	1,063	303	760
Distributable cash flow attributable to Enviva Partners, LP limited partners	$16,877	$18,287	$(1,410)

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

	Nine Months Ended
	September 30,
	2017	2016 (Recast)	Change
	(in thousands)
Product sales	$366,142	$323,269	$42,873
Other revenue	14,387	14,486	(99)
Net revenue	380,529	337,755	42,774
Cost of goods sold, excluding depreciation and amortization	293,421	258,019	35,402
Related-party interest expense	3,242	1,679	1,563
Depreciation and amortization	26,085	20,429	5,656
Total cost of goods sold	322,748	280,127	42,621
Gross margin	57,781	57,628	153
General and administrative expenses	21,826	22,025	(199)
Income from operations	35,955	35,603	352
Interest expense	(23,062)	(9,535)	13,527
Related-party interest expense	—	(561)	(561)
Other (expense) income	(198)	274	472
Net income	12,695	25,781	(13,086)
Less net loss attributable to noncontrolling partners’ interests	41	3,467	(3,426)
Net income attributable to Enviva Partners, LP	$12,736	$29,248	$(16,512)

Product sales

Revenue related to product sales (either produced or procured) increased $42.8 million to $366.1 million for the nine months ended September 30, 2017 from $323.3 million for the nine months ended September 30, 2016. The increase was largely attributable to greater sales volumes, primarily relating to tons sold under the contract acquired in connection with the Sampson Drop-Down. During the nine months ended September 30, 2017, we sold 1,919,000 MT of wood pellets compared to 1,714,000 MT of wood pellets sold during the nine months ended September 30, 2016, a 12% increase.

Other revenue

Other revenue for the nine months ended September 30, 2017 remained consistent with the nine months ended September 30, 2016. Other revenue during both periods was primarily attributable to shipments purchased from third-party pellet producers and delivered into our long-term off-take contracts. In these back-to-back transactions, title and risk of loss immediately transfers to the ultimate purchasers; accordingly, such transactions are presented on a net basis. Other revenue also includes revenue derived from terminal services and transactions that capitalize on market dislocations, some of which, as disclosed in the consolidated financial statements, were with related parties (see Note 11, Related-Party Transactions).

Cost of goods sold

Cost of goods sold increased to $322.7 million for the nine months ended September 30, 2017 from $280.1 million for the nine months ended September 30, 2016. The $42.6 million increase was primarily attributable to increased sales volumes and increased depreciation expense. The nine months ended September 30, 2017 included approximately $6.8 million of incremental depreciation expense related to machinery and equipment at the Sampson plant. There was no depreciation expense incurred during the nine months ended September 30, 2016 related to the Sampson plant. We incurred $3.2 million of expense associated with the disposal of assets during the nine months ended September 30, 2017, which was primarily attributable to growth and maintenance capital projects at our wood pellet production plants. We incurred $1.7 million of expense associated with the disposal of assets during the nine months ended September 30, 2016.

Gross margin

We earned gross margin of $57.8 million and $57.6 million for the nine months ended September 30, 2017 and nine months ended September 30, 2016, respectively. The gross margin increase of $0.2 million was primarily attributable to the following:

•

A $7.9 million increase in gross margin due to higher sales volumes. Our wood pellet sales volumes increased by approximately 205,000 MT during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, representing a 12% increase, which is principally attributable to sales under the contract acquired in connection with the Sampson Drop-Down.

•	A $1.2 million increase in gross margin during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 due to the mix of customer and shipping contracts.
•	A $0.7 million increase in gross margin due to lower amortization costs as acquired contracts reach the end of their respective contract terms.

Offsetting the above were:

•

An increase in depreciation expense during the nine months ended September 30, 2017, which decreased gross margin by $6.4 million as compared to the nine months ended September 30, 2016. The increase is attributable to incremental depreciation expense related to machinery and equipment at the Sampson plant.

•

An increase of $1.6 million in loss on the disposal of assets during the nine months ended September 30, 2017, which is primarily attributable to growth and maintenance capital projects at our wood pellet production plants.

•

A $1.2 million decrease in gross margin due to higher production and shipping costs during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The increase in production and shipping costs is primarily attributable to lower plant utilization during the nine months ended September 30, 2017, which was partially offset by lower raw material costs during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.

Adjusted gross margin per metric ton

	Nine Months Ended
	September 30,
	2017	2016 (Recast)	Change
	(in thousands except per metric ton)
Metric tons sold	1,919	1,714	205
Gross margin	$57,781	$57,628	$153
Loss on disposal of assets	3,242	1,679	1,563
Depreciation and amortization	26,085	20,429	5,656
Adjusted gross margin	$87,108	$79,736	$7,372
Adjusted gross margin per metric ton	$45.39	$46.52	$(1.13)

We earned an adjusted gross margin of $87.1 million, or $45.39 per MT, for the nine months ended September 30, 2017 and an adjusted gross margin of $79.7 million, or $46.52 per MT, for the nine months ended September 30, 2016. The factors impacting this increase in adjusted gross margin are described above under the heading “Gross margin.”

General and administrative expenses

General and administrative expenses were $21.8 million for the nine months ended September 30, 2017 and $22.0 million for the nine months ended September 30, 2016.

During the nine months ended September 30, 2017, general and administrative expenses included allocated expenses of $8.4 million that were incurred under the MSA, $5.0 million of direct expenses, $5.1 million of non‑cash unit compensation expense associated with unit‑based awards under the LTIP, $1.6 million related to transaction expenses on consummated and unconsummated transactions and $1.7 million of expenses associated with the cessation of operations of the wood pellet production plant owned by Wiggins.

During the nine months ended September 30, 2016, general and administrative expenses included allocated expenses of $9.3 million that were incurred under the MSA, $6.4 million related to plant development activities prior to the consummation of the Sampson Drop‑Down, $3.5 million of direct expenses, $2.7 million of non‑cash unit compensation expense associated with unit‑based awards under the LTIP and $0.1 million related to transaction expenses.

Interest expense

We incurred $23.1 million of interest expense during the nine months ended September 30, 2017, and $9.5 million of interest expense during the nine months ended September 30, 2016. The increase in interest expense from the prior year was primarily attributable to our increase in long‑term debt outstanding. Please read “—Senior Notes Due 2021” below.

Related‑party interest expense

On December 11, 2015, under our Senior Secured Credit Facilities, we obtained incremental borrowings in the amount of $36.5 million and Enviva FiberCo became a lender with the purchase of $15.0 million aggregate principal amount of the incremental borrowings. On June 30, 2016, Enviva FiberCo assigned all of its rights and obligations in its capacity as a lender to a third party. During the nine months ended September 30, 2016, we incurred $0.4 million of related-party interest expense associated with this related-party debt. We did not incur related‑party interest expense during the nine months ended September 30, 2017. Please read “—Senior Secured Credit Facilities” below.

Adjusted EBITDA

	Nine Months Ended
	September 30,
	2017	2016 (Recast)	Change
	(in thousands)
Reconciliation of adjusted EBITDA to net income:
Net income	$12,695	$25,781	$(13,086)
Add:
Depreciation and amortization	26,096	20,452	5,644
Interest expense	23,062	10,096	12,966
Non-cash unit compensation expense	5,113	2,662	2,451
Asset impairments and disposals	3,242	1,679	1,563
Transaction expenses	3,250	108	3,142
Adjusted EBITDA	$73,458	$60,778	$12,680

We generated adjusted EBITDA of $73.5 million for the nine months ended September 30, 2017 compared to adjusted EBITDA of $60.8 million for the nine months ended September 30, 2016. The $12.7 million increase in adjusted EBITDA was attributable to the $7.4 million increase in adjusted gross margin described above and a decrease in general and administrative expenses primarily attributable to the $6.4 million of plant development activities related to the Sampson plant incurred during the nine months ended September 30, 2016.

Distributable Cash Flow

The following is a reconciliation of adjusted EBITDA to distributable cash flow:

	Nine Months Ended
	September 30,
	2017	2016 (Recast)	Change
	(in thousands)
Adjusted EBITDA	$73,458	$60,778	$12,680
Less:
Interest expense, net of amortization of debt issuance costs and original issue discount	21,901	8,758	13,143
Maintenance capital expenditures	2,870	2,758	112
Distributable cash flow to Enviva Partners, LP limited partners	48,687	49,262	(575)
Less: Distributable cash flow attributable to incentive distribution rights	2,269	716	1,553
Distributable cash flow attributable to Enviva Partners, LP limited partners	$46,418	$48,546	$(2,128)

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

Our minimum quarterly distribution is $0.4125 per common and subordinated unit per quarter, which equates to approximately $10.9 million per quarter, or approximately $43.4 million per year, based on the number of common and subordinated units outstanding as of September 30, 2017, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses. Because it is our intent to distribute at least the minimum quarterly distribution on all of our units on a quarterly basis, we expect that we will rely upon external financing sources, including bank borrowings and the issuance of debt and equity securities, to fund future acquisitions and expansions.

Non‑cash Working Capital

Non‑cash working capital is the amount by which current assets, excluding cash, exceed current liabilities, and is a measure of our ability to pay our liabilities as they become due. Our non‑cash working capital was $26.8 million at September 30, 2017 and $51.9 million at December 31, 2016. The primary components of changes in non‑cash working capital were the following:

Accounts receivable, net and related‑party receivables

A decrease in accounts receivable, net of allowance for doubtful accounts and related‑party receivables, decreased non‑cash working capital by $27.9 million during the nine months ended September 30, 2017 as compared to December 31, 2016, primarily due to the timing, volume and size of product shipments. Related‑party receivables at December 31, 2016 included $1.6 million related to the Sampson Drop‑Down.

Inventories

Our inventories consist of raw materials, work‑in‑process, consumable tooling and finished goods. An increase in inventory increased non-cash working capital by $4.7 million at September 30, 2017 compared to December 31, 2016. The increase was primarily attributable to a $3.5 million increase in finished goods inventory due to the timing, volume and size of product shipments and a $2.4 million increase in consumable tooling inventories to support the reliability of our planned production levels. The increase in inventory was partially offset by a $1.2 million decrease in raw material inventory.

Accounts payable, related‑party payables, accrued liabilities and related‑party accrued liabilities

A decrease in accounts payable, related‑party payables and accrued liabilities at September 30, 2017 as compared to December 31, 2016 increased non‑cash working capital by $5.6 million and was primarily attributable to a decrease in shipping and trading sales liabilities due to timing and volume of product shipments. Related‑party payables at September 30, 2017 consisted of $13.8 million related to the MSA compared to $10.6 million at December 31, 2016.

Current portion of interest payable

An increase in the current portion of interest payable at September 30, 2017 compared to December 31, 2016 decreased non‑cash working capital by $6.2 million. The current portion of interest payable is primarily related to accrued interest on our Senior Notes. Please read “—Senior Notes Due 2021” below.

Cash Flows

The following table sets forth a summary of our net cash flows from operating, investing and financing activities for the nine months ended September 30, 2017 and 2016, respectively:

	Nine Months Ended
	September 30,
	2017	2016 (Recast)
	(in thousands)
Net cash provided by operating activities	$76,327	$55,111
Net cash used in investing activities	(14,289)	(52,552)
Net cash used in financing activities	(53,051)	16,709
Net increase in cash and cash equivalents	$8,987	$19,268

Cash Provided by Operating Activities

Net cash provided by operating activities was $76.3 million for the nine months ended September 30, 2017 compared to $55.1 million for the nine months ended September 30, 2016. The increase of $21.2 million was attributable to the following:

•

A $23.7 million increase related to accounts receivable, net and related‑party receivables during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The increase in accounts receivable during the nine months ended September 30, 2017 was primarily attributable to the timing, volume and size of product shipments.

•

A $6.2 million increase related to the current portion of interest payable during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The current portion of interest payable is primarily related to accrued interest on our Senior Notes. Please read “Senior Notes Due 2021” below.

•

A $5.6 million increase related to accounts payable, related‑party payables and accrued liabilities during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase during the nine months ended September 30, 2017 was primarily attributable to the timing of payments of related-party payables.

Offsetting the above was:

•

A decrease in net income, excluding depreciation and amortization, of $7.4 million during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The decrease in net income, excluding depreciation and amortization, is primarily attributable to a $13.0 million increase in interest expense. Please read “—Senior Notes Due 2021” below.

•	During the nine months ended September 30, 2016 we received the return of a $6.7 million deposit in accordance with the terms of a customer contract.

Cash Used in Investing Activities

Net cash used in investing activities was $14.3 million for the nine months ended September 30, 2017 compared to $52.6 million for the nine months ended September 30, 2016. The decrease in cash used in investing activities of $40.0 million was related to a decrease in purchases of property, plant and equipment as a result of the completion of construction of our Sampson plant, which commenced operations during the fourth quarter of 2016. Of the $14.3 million used for property, plant and equipment during the nine months ended September 30, 2017, approximately $4.8 million related to projects intended to increase the production capacity of our plants, $2.9 million was used to maintain our equipment and machinery and $6.6 million related to construction costs at the Sampson plant previously incurred by the sponsor, which were accrued by the Partnership as a purchase price adjustment in connection with the Sampson Drop-Down.

Cash Used in Financing Activities

Net cash used in financing activities was $53.1 million for the nine months ended September 30, 2017 compared to net cash provided by financing activities of $16.7 million for the nine months ended September 30, 2016. Net cash used in financing activities for the nine months ended September 30, 2017 primarily consisted of $46.3 million of distributions paid to our unitholders and $9.9 million of repayments, net, for our debt and capital lease obligations.

Net cash provided by financing activities for the nine months ended September 30, 2016 primarily consisted of capital contributions made by the Hancock JV prior to the Sampson Drop‑Down of $57.3 million and $5.6 million of proceeds from common unit issuances under the At-the-Market Offering Program. These amounts were partially offset by cash distributions to our unitholders of $37.8 million, a $5.0 million distribution to our sponsor and repayments, net, of principal on debt of $2.7 million.

Senior Notes Due 2021

On November 1, 2016, we and Enviva Partners Finance Corp., Wilmington Trust, National Association, as trustee, and the guarantors party thereto entered into an indenture, as amended or supplemented (the “Indenture”), pursuant to which we issued $300.0 million in aggregate principal amount of 8.5% senior unsecured notes due November 1, 2021 (the “Senior Notes”) to eligible purchasers (the “Senior Notes Offering”) in a private placement under the Securities Act, which resulted in net proceeds of $293.6 million after deducting expenses and underwriting discounts of $6.4 million. On December 14, 2016, a portion of the net proceeds from the Senior Notes, together with cash on hand and the issuance of $30.0 million in common units to the Hancock JV, funded the consideration payable in connection with the Sampson Drop‑Down. The remainder of the net proceeds from the Senior Notes was used to repay certain outstanding term loan indebtedness under our Senior Secured Credit Facilities. We were in compliance with the covenants and restrictions associated with, and no events of default existed under, the Indenture as of September 30, 2017. The Senior Notes are guaranteed jointly and severally on a senior unsecured basis by substantially all of our existing subsidiaries and our future restricted subsidiaries that guarantee certain of our indebtedness.

In August 2017, holders of 100% of the Senior Notes tendered such notes in exchange for newly issued registered notes with terms substantially identical in all material respects to the Senior Notes (except that such registered notes are not subject to restrictions on transfer).

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

On October 17, 2016, we entered into the Second Amendment. The Second Amendment provided for an increase in the revolving credit commitments under our Senior Secured Credit Facilities from $25.0 million to $100.0 million upon the consummation of the Sampson Drop‑Down, the repayment of outstanding principal and accrued interest on the Tranche A‑2 and Tranche A‑4 borrowings and the receipt of certain associated deliverables. On December 11, 2015, Enviva FiberCo became a lender pursuant to the Credit Agreement with a purchase of $15.0 million aggregate principal amount of the Tranche A-4 borrowings, net of a 1.0% lender fee. On June 30, 2016, Enviva FiberCo assigned all of its rights and obligations in its capacity as a lender to a third party. The Partnership recorded $0 million and $0.4 million as interest expense related to this indebtedness during the three and nine months ended September 30, 2016, respectively.

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

The Credit Agreement contains certain covenants, restrictions and events of default including, but not limited to, a change of control restriction and limitations on our ability to (i) incur indebtedness, (ii) pay dividends or make other distributions, (iii) prepay, redeem or repurchase certain debt, (iv) make loans and investments, (v) sell assets, (vi) incur liens, (vii) enter into transactions with affiliates, (viii) consolidate or merge and (ix) assign certain material contracts to third parties or unrestricted subsidiaries. An event of default could result in us having to accelerate the repayment of our borrowings prior to the due dates and may cause a net settlement of our derivative instruments with the respective counterparties. We will be restricted from making distributions if an event of default exists under the Credit Agreement or if the interest coverage ratio (determined as the ratio of consolidated EBITDA, as defined in the Credit Agreement, to consolidated interest expense, determined quarterly) is less than 2.25:1.00 at such time.

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

As of September 30, 2017, our Total Leverage Ratio was 2.96:1.00, as calculated in accordance with the Credit Agreement, which was less than the maximum of 4.25:1.00. As of September 30, 2017, we were in compliance with all covenants and restrictions associated with, and no events of default existed under, the Credit Agreement. Our obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and secured by liens on substantially all of our and their assets.

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

During the three months ended September 30, 2017, we did not sell common units under the Equity Distribution Agreement. During the nine months ended September 30, 2017, we sold 63,577 common units under the Equity Distribution Agreement for net proceeds of $1.7 million, net of an insignificant amount of commissions. Net proceeds from sales under the ATM Program were used for general partnership purposes. As of September 30, 2017, $88.9 million remained available for issuance under the ATM Program.

Off‑Balance Sheet Arrangements

As of September 30, 2017, we did not have any off‑balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S‑K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-12, Derivatives and Hedging (Topic 815)—Targeted Improvements to Accounting for Hedging Activities. ASU No. 2017-12 expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We are in the process of evaluating the impact of the adoption of ASU No. 2017-12 on our condensed consolidated financial statements, including potential early adoption.

In January 2017, the FASB issued ASU No. 2017‑04, Intangibles—Goodwill and Other. ASU No. 2017‑04 simplifies the accounting for goodwill impairment by eliminating Step 2 of the current goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the new standard, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The new guidance should be adopted for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect the adoption of ASU No. 2017‑04 to have a material impact on our results of operations, financial position and cash flows.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 provides new guidance on the recognition of revenue and states that an entity should recognize revenue when control of the goods or services transfers to the customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires significantly expanded disclosure regarding qualitative and quantitative information about the nature, timing and uncertainty of revenue and cash flows arising from contracts with customers. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers—Principal versus Agent Considerations. ASU No. 2016-08 clarifies the implementation guidance on principal versus agent considerations. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers, which provides narrow scope improvements and practical expedients related to ASU No. 2014-09. ASU No.

2014-09 and subsequent amendments have been codified as Accounting Standards Code (“ASC”) 606, Revenue from Contracts with Customers. ASC 606 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We will adopt ASC 606 effective January 1, 2018. We currently expect to utilize the modified retrospective method of adoption, which will result in the presentation of the cumulative effect of initially applying ASC 606 at the date of initial application. We have established a cross-functional team to lead the assessment and implementation of ASC 606 and have finalized our implementation plans. In connection with the implementation plan, we have completed our initial evaluation of our off-take contracts to identify material performance obligations. We determined that revenue related to our off-take contracts will be recognized at the point in time at which control of the wood pellets passes to the customer, as the wood pellets are loaded onto shipping vessels, which is consistent with the timing of revenue recognition under our current accounting policy. ASC 606 permits an entity to account for shipping and handling activities occurring after control has passed to the customer as a fulfillment activity rather than as a revenue element. We have elected to account for shipping and handling activities as a fulfillment activity, consistent with its current policy. Additionally, we have concluded that certain transactions currently presented on a net basis in other revenue will be recognized as principal sales on a gross basis under ASC 606. We continue to evaluate the impact of the adoption on our business processes and accounting and information systems.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in our unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. We provide expanded discussion of our significant accounting policies, estimates and judgments in our 2016 Form 10‑K. We believe these accounting policies reflect our significant estimates and assumptions used in preparation of our financial statements. There have been no significant changes to our critical accounting policies and estimates since December 31, 2016.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The information about market risks for the nine months ended September 30, 2017 does not differ materially from that disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk” in the 2016 Form 10‑K, other than as described below:

Interest Rate Risk

At September 30, 2017, our total debt had carrying value of $343.1 million and fair value of $363.0 million.

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

The applicable margin is (i) for Tranche A‑1 and Tranche A‑3 base rate borrowings, 3.10% through April 2017, 2.95% thereafter through April 2018 and 2.80% thereafter, (ii) for Tranche A‑1 and Tranche A‑3 Eurodollar rate borrowings, 4.10% through April 2017, 3.95% thereafter through April 2018 and 3.80% thereafter and (iii) for revolving facility base rate borrowings, 3.25%, and for revolving facility Eurodollar rate borrowings, 4.25%. We repaid in full the outstanding principal and accrued interest on the Tranche A‑2 and Tranche A‑4 borrowings upon the consummation of the Sampson Drop‑Down. As of September 30, 2017, $44.3 million, net of unamortized discount of $1.2 million, of Tranche A‑1 and Tranche A‑3 borrowings remained outstanding under our Senior Secured Credit Facilities.

In September 2016, we entered into a pay‑fixed, receive‑variable interest rate swap agreement to fix our exposure to fluctuations in London Interbank Offered Rate based interest rates. The interest rate swap commenced on September 30, 2016 and expires concurrently with the maturity of the Senior Secured Credit Facilities in April 2020. The Partnership elected to discontinue hedge accounting as of December 14, 2016 following the repayment of a portion of such outstanding indebtedness, and subsequently re‑designated the interest rate swap for the remaining portion of the outstanding indebtedness during the nine months ended September 30, 2017. We enter into derivative instruments to manage cash flow. We do not enter into derivative instruments for speculative or trading purposes. The counterparty to our interest rate swap agreement is a major financial institution. As a result, we have no significant interest rate risk on our Tranche A‑1 and Tranche A‑3 borrowings as of September 30, 2017.

Credit Risk

Substantially all of our revenue was from long‑term, take‑or‑pay off‑take contracts with three customers for the three and nine months ended September 30, 2017 and two customers for the three and nine months ended September 30, 2016. Most of our customers are major power generators in Europe. This concentration of counterparties operating in a single industry may increase our overall exposure to credit risk, in that the counterparties may be similarly affected by changes in economic, political, regulatory or other conditions. If a customer defaults or if any of our contracts expire in accordance with their terms, and we are unable to renew or replace these contracts, our gross margin and cash flows and our ability to make cash distributions to our unitholders may be adversely affected. Although we have entered into hedging arrangements in order to minimize our exposure to fluctuations in foreign currency exchange and interest rates, our derivatives also expose us to credit risk to the extent that counterparties may be unable to meet the terms of our hedging agreements.

Foreign Currency Exchange Risk

We are primarily exposed to fluctuations in foreign currency exchange rates related to contracts pursuant to which deliveries of wood pellets will be settled in British Pound Sterling (“GBP”). Deliveries under these contracts began in September 2017. We have entered into forward contracts and purchased options to hedge a portion of our forecasted revenue for these customer contracts. We have designated and accounted for the forward contracts and purchased options as cash flow hedges of anticipated foreign currency GBP denominated revenue and, therefore, the effective portion of the changes in fair value on these instruments will be recorded as a component of accumulated other comprehensive income in partners’ capital and will be reclassified to revenue in the consolidated statements of income in the same period in which the underlying revenue transactions occur.

As of September 30, 2017, we had notional amounts of 42.6 million GBP under foreign currency forward contracts and 29.0 million GBP under foreign currency purchased options that expire between 2017 and 2022. At September 30, 2017, the unrealized gain (loss) associated with foreign currency forward contracts and foreign currency purchased options of approximately ($2.7) million and ($1.2) million, respectively, are included in other comprehensive income.

We do not utilize foreign exchange contracts for speculative or trading purposes. The counterparties to our foreign exchange contracts are major financial institutions.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)‑15(e) and 15(d)‑15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our General Partner. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2017, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material changes from the legal proceedings disclosed in the section entitled “Legal Proceedings” in the Form 10‑Q for the quarter ended June 30, 2017.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in the section entitled “Risk Factors” in the 2016 Form 10‑K.

Item 6.  Exhibits

The information required by this Item 6 is set forth in the Exhibit Index accompanying this Quarterly Report on Form 10‑Q and is incorporated herein by reference.

Exhibit Index

Exhibit Number	Description

3.1	Certificate of Limited Partnership of Enviva Partners, LP (Exhibit 3.1, Form S‑1 Registration Statement filed October 28, 2014, File No. 333‑199625)
3.2	First Amended and Restated Agreement of Limited Partnership of Enviva Partners, LP, dated May 4, 2015, by Enviva Partners GP, LLC (Exhibit 3.1, Form 8‑K filed May 4, 2015, File No. 001‑37363)
4.1*	First Supplemental Indenture dated December 14, 2016 to Indenture dated November 1, 2016, among Enviva Partners, LP, Enviva Partners Finance Corp. and the subsidiary guarantors party thereto
4.2*	Second Supplemental Indenture dated July 6, 2017 to Indenture dated November 1, 2016, among Enviva Partners, LP, Enviva Partners Finance Corp. and the subsidiary guarantors party thereto
4.3*	Third Supplemental Indenture dated October 2, 2017 to Indenture dated November 1, 2016, among Enviva Partners, LP, Enviva Partners Finance Corp. and the subsidiary guarantors party thereto
4.4

Registration Rights Agreement, dated as of October 10, 2017, by and among Enviva Partners, LP, Enviva Partners Finance Corp., the subsidiary guarantors party thereto and FS Global Credit Opportunities Fund (Exhibit 4.1, Form 8-K filed October 11, 2017, File No. 001-37363)

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

Date: November 2, 2017

ENVIVA PARTNERS, LP

By:	Enviva Partners GP, LLC, its general partner

By:	/s/ STEPHEN F. REEVES
	Name:	Stephen F. Reeves
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)