Form 10-K
period 2017-12-31
Enviva Partners, LP
filed 2018-02-22
CIK 1592057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
		(Do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No ☒

The aggregate market value of the common units held by non-affiliates of the registrant as of June 30, 2017 was approximately $359.3 million, based upon a closing price of $27.50 per common unit as reported on the New York Stock Exchange on such date.

As of February 16, 2018, 14,445,268 common units and 11,905,138 subordinated units were outstanding.

Documents Incorporated by Reference: None.

ENVIVA PARTNERS, LP

ANNUAL REPORT ON FORM 10‑K

i

CAUTIONARY STATEMENT REGARDING FORWARD‑LOOKING STATEMENTS

Certain statements and information in this Annual Report on Form 10‑K (this “Annual Report”) may constitute “forward‑looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward‑looking statements, which are generally not historical in nature. These forward‑looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. Although management believes that these forward‑looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward‑looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward‑looking statements include, but are not limited to, those summarized below:

•

the volume and quality of products that we are able to produce or source and sell, which could be adversely affected by, among other things, operating or technical difficulties at our plants or deep-water marine terminals;

•	the prices at which we are able to sell our products;
•	failure of the Partnership’s customers, vendors and shipping partners to pay or perform their contractual obligations to the Partnership;
•	the creditworthiness of our contract counterparties;
•	the amount of low‑cost wood fiber that we are able to procure and process, which could be adversely affected by, among other things, operating or financial difficulties suffered by our suppliers;
•	changes in the price and availability of natural gas, coal or other sources of energy;
•	changes in prevailing economic conditions;
•	our inability to complete acquisitions, including acquisitions from our sponsor, or to realize the anticipated benefits of such acquisitions;
•	inclement or hazardous environmental conditions, including extreme precipitation, temperatures and flooding;
•	fires, explosions or other accidents;
•

changes in domestic and foreign laws and regulations (or the interpretation thereof) related to renewable or low‑carbon energy, the forestry products industry, the international shipping industry or power generators;

•	changes in the regulatory treatment of biomass in core and emerging markets;
•	our inability to acquire or maintain necessary permits or rights for our production, transportation or terminaling operations;
•	changes in the price and availability of transportation;
•	changes in foreign currency exchange or interest rates, and the failure of our hedging arrangements to effectively reduce our exposure to the risks related thereto;

•	risks related to our indebtedness;
•	our failure to maintain effective quality control systems at our production plants and deep‑water marine terminals, which could lead to the rejection of our products by our customers;
•	changes in the quality specifications for our products that are required by our customers;
•	labor disputes;
•	the effects of the anticipated exit of the United Kingdom (“Brexit”) from the European Union on our and our customers’ businesses; and
•	our ability to borrow funds and access capital markets.

All forward‑looking statements in this Annual Report are expressly qualified in their entirety by the foregoing cautionary statements.

Please read Part I, Item 1A. “Risk Factors.” Readers are cautioned not to place undue reliance on forward‑looking statements and we undertake no obligation to update or revise any such statements after the date they are made, whether as a result of new information, future events or otherwise.

GLOSSARY OF TERMS

biomass: any organic biological material, derived from living organisms, which stores energy from the sun.

co‑fire: the combustion of two different types of materials at the same time. For example, biomass is sometimes fired in combination with coal in existing coal plants.

cost pass‑through: a mechanism in commercial contracts that passes costs through to the purchaser.

dry-bulk: describes dry-bulk commodities that are shipped in large, unpackaged amounts.

metric ton: one metric ton, which is equivalent to 1,000 kilograms. One metric ton equals 1.1023 short tons.

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

ramp: a period of time of increasing production following the startup of a plant or completion of a project.

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

PART I

ITEM 1.  BUSINESS

References in this Annual Report to the “Predecessor,” “our Predecessor,” “we,” “our,” “us” or like terms for periods prior to April 9, 2015 refer to Enviva, LP and its subsidiaries (other than Enviva Pellets Cottondale, LLC). References to the “Partnership,” “we,” “our,” “us” or like terms for periods on and after April 9, 2015 refer to Enviva Partners, LP and its subsidiaries. References to “our sponsor” refer to Enviva Holdings, LP, and, where applicable, its wholly owned subsidiaries Enviva MLP Holdco, LLC and Enviva Development Holdings, LLC. References to “our General Partner” refer to Enviva Partners GP, LLC, a wholly owned subsidiary of Enviva Holdings, LP. References to “Enviva Management” refer to Enviva Management Company, LLC, a wholly owned subsidiary of Enviva Holdings, LP, and references to “our employees” refer to the employees of Enviva Management. References to the “First Hancock JV” and the “Second Hancock JV” refer to Enviva Wilmington Holdings, LLC and Enviva JV Development Company, LLC, respectively, which are joint ventures between our sponsor, Hancock Natural Resource Group, Inc. and certain other affiliates of John Hancock Life Insurance Company (U.S.A.). Please read Cautionary Statement Regarding Forward‑Looking Statements on page 1 and Item 1A. “Risk Factors” for information regarding certain risks inherent in our business.

Overview

We are the world’s largest supplier by production capacity of utility‑grade wood pellets to major power generators. Since our entry into this business in 2010, we have executed multiple long‑term, take‑or‑pay off‑take contracts with utilities and large scale power generators and have built and acquired the production and terminaling capacity necessary to serve them. Our existing production constitutes approximately 14% of current global utility‑grade wood pellet production capacity and the product we deliver to our customers typically comprises a material portion of their fuel supply. We own and operate six industrial‑scale production plants in the Southeastern United States that have a fully contracted combined wood pellet production capacity of 2.9 million metric tons per year (“MTPY”). We constructed four of our production plants using our templated design and standardized equipment. A fifth plant, our largest in terms of production capacity, has been in operation since 2008. We also own dry‑bulk, deep‑water marine terminal assets at the Port of Chesapeake, Virginia (the “Chesapeake terminal”) and the Port of Wilmington, North Carolina (the “Wilmington terminal”), which reduce our storage and shiploading costs and enable us to reliably supply our customers. All of our facilities are located in geographic regions with low input costs and favorable transportation logistics. Owning these cost‑advantaged assets in a rapidly expanding industry provides us with a platform to generate stable and growing cash flows that we anticipate will enable us to increase our per‑unit cash distributions over time, which is our primary business objective.

We were formed on November 12, 2013 as a wholly owned subsidiary of our sponsor. On April 9, 2015, our sponsor contributed certain of our Predecessor’s assets and liabilities to us. On May 4, 2015, we completed an initial public offering (the “IPO”) of common units representing limited partner interests in the Partnership (“common units”). Our assets and operations are organized into a single reportable segment and are all located and conducted in the United States. Please read Part II, Item 8. “Financial Statements and Supplementary Data—Note 1, Description of Business and Basis of Presentation” for further discussion regarding our formation and organization.

We procure wood fiber and process it into utility‑grade wood pellets at our production plants. We load the finished wood pellets into railcars, trucks and barges that are transported to our owned or leased deep‑water marine terminal assets, where they are received, stored and ultimately loaded onto oceangoing vessels for transport to our principally European customers.

Our customers use our wood pellets as a substitute fuel for coal in dedicated biomass or co‑fired coal power plants. Wood pellets serve as a suitable “drop‑in” alternative to coal because of their comparable heat content, density and form. Due to the uninterruptible nature of our customers’ fuel consumption, our customers require a reliable supply of wood pellets that meet stringent product specifications. We have built our operations and assets to deliver and certify the highest levels of product quality, and our proven track record enables us to charge premium prices for this certainty. In addition to our customers’ focus on the reliability of supply, they are concerned about the combustion efficiency of the wood pellets and their safe handling. Because combustion efficiency is a function of energy density, particle size distribution, ash/inert content and moisture, our customers require that we supply wood pellets meeting minimum criteria for a variety of specifications and, in some cases, provide incentives for exceeding our contract specifications.

Industry Overview

Our product, utility‑grade wood pellets, is used as a substitute for coal in both dedicated and co‑fired power generation and combined heat and power plants. It enables major power generators to profitably generate electricity in a manner that reduces the overall cost of compliance with mandatory greenhouse gas (“GHG”) emissions limits and renewable energy targets while also allowing countries to diversify their sources of electricity supply.

Unlike intermittent sources of renewable generation like wind and solar power, wood pellet‑fired plants are capable of meeting baseload electricity demand and are dispatchable (that is, power output can be switched on or off or adjusted based on demand). As a result, utilities and major power generators in Europe and Asia have made and continue to make long‑term, profitable investments in power‑plant conversions and new builds of generating assets that either co‑fire wood pellets with coal or are fully dedicated wood pellet‑fired plants. Such developments help generators in European and Asian markets maintain and increase baseload generating capacity, comply with binding climate change regulations and other emissions reduction targets and increase renewable energy usage at a lower cost to consumers and taxpayers than other forms of renewable energy generation.

The capital costs required to convert a coal plant to co‑fire biomass, or to burn biomass exclusively, are a fraction of the capital costs associated with implementing offshore wind and most other renewable technologies. Furthermore, the relatively quick process of converting coal‑fired plants to biomass‑fired generation is an attractive benefit for power generators whose generation assets are no longer viable as coal plants due to the expiration of operating permits or the introduction of taxes or other restrictions on fossil fuel usage or emissions of GHGs and other pollutants.

There also continues to be significant growth in the European and Asian demand for wood pellets as the preferred fuel source and lower‑cost alternative to delivered fossil fuels for district heating loops, for heating homes and commercial buildings and for the production of process heat at industrial sites. Increasingly, wood pellets are also being sought as a raw material input for bio‑based substitutes for traditional fossil fuel‑based fuels and chemicals. As these markets further develop, there will continue to be opportunities for utility‑grade wood pellet producers to serve this growing demand.

Recent Developments

Wilmington Drop‑Down

On October 2, 2017, pursuant to the terms of a contribution agreement by and between the Partnership and the First Hancock JV (the “Wilmington Contribution Agreement”), the First Hancock JV sold to the Partnership all of the issued and outstanding limited liability company interests in Enviva Port of Wilmington, LLC (“Wilmington”), which owns the Wilmington terminal. We refer to this transaction as the “Wilmington Drop-Down.”

The purchase price for Wilmington was $130.0 million, which included an initial payment of $54.6 million, net of an approximate purchase price adjustment of $1.4 million. The initial payment was funded with borrowings from revolving credit commitments and cash on hand. We accounted for the Wilmington Drop-Down as a combination of entities under common control at historical cost in a manner similar to a pooling of interests. Accordingly, the consolidated financial statements for the periods prior to the acquisition were retrospectively recast to reflect the acquisition as if it had occurred on May 15, 2013, the date Wilmington was originally organized.

The Wilmington terminal, which is capable of receiving product by rail and truck, has the capacity to store up to 90,000 metric tons (“MT”) of wood pellets, and load up to Panamax-sized vessels. It utilizes state-of-the-art handling equipment and storage infrastructure designed to maintain product quality and safety with throughput capacity of up to 3.0 million MTPY of wood pellets.

Wilmington will handle up to approximately 600,000 MTPY of throughput from our wood pellet production plant located in Sampson, North Carolina (the “Sampson plant”) and is party to a long-term terminal services agreement with Enviva Pellets Greenwood, LLC, a wholly owned subsidiary of the Second Hancock JV (“Greenwood”). Wilmington will handle throughput volumes sourced from Greenwood’s wood pellet production plant located in Greenwood, South Carolina (the “Greenwood plant”). The terminal services agreement with Greenwood provides for deficiency payments to Wilmington if minimum throughput requirements are not met.

In addition, the Wilmington Contribution Agreement contemplates that Wilmington will enter into a long-term terminal services agreement (the “Wilmington Hamlet TSA”) with the First Hancock JV and Enviva Pellets Hamlet, LLC (“Hamlet”) to receive, store and load wood pellets from the First Hancock JV’s proposed production plant in Hamlet, North Carolina (the “Hamlet plant”) when the First Hancock JV completes construction of the Hamlet plant. The Wilmington Hamlet TSA also provides for deficiency payments to Wilmington if minimum throughput requirements are not met. Pursuant to the Wilmington Contribution Agreement, following notice of the anticipated first delivery of wood pellets to the Wilmington terminal from the Hamlet plant, Wilmington, Hamlet, and the First Hancock JV would enter into the Wilmington Hamlet TSA and the Partnership would make a final payment of $74.0 million in cash or common units to the First Hancock JV, subject to certain conditions, as deferred consideration for the Wilmington Drop-Down.

Wilmington also entered into a throughput option agreement with the sponsor granting the sponsor, subject to certain conditions, the option to obtain terminal services at the Wilmington terminal at marginal cost throughput rates for wood pellets produced by one of the sponsor’s potential wood pellet production plants.

Senior Notes Due 2021

On November 1, 2016, we issued $300.0 million in aggregate principal amount of 8.5% senior unsecured notes due November 1, 2021 (the “Senior Notes”) to eligible purchasers in a private placement transaction. In August 2017, holders of 100% of the Senior Notes tendered such notes in exchange for newly issued registered notes with terms substantially identical to the Senior Notes (except that the registered notes are not subject to restrictions on transfer).

On October 10, 2017, we completed the issuance to an institutional investor in a private placement transaction of an additional $55.0 million in aggregate principal amount of Senior Notes at a price of 106.25% of par plus accrued interest from May 1, 2017. The additional Senior Notes have the same terms as our outstanding Senior Notes.

The sale of the additional Senior Notes at a purchase price of $58.4 million resulted in gross proceeds of approximately $60.0 million, after including accrued interest of $2.1 million and deducting estimated expenses of approximately $0.5 million. The net proceeds were used to repay the borrowings on our revolving credit facility that were used to fund the Wilmington Drop-Down and for general partnership purposes.

In December 2017, the holder of the additional Senior Notes tendered such notes in exchange for newly issued registered notes with terms substantially identical to such additional Senior Notes (except that the registered notes are not subject to restrictions on transfer). The additional Senior Notes will be treated together with the outstanding Senior Notes as a single class for all purposes under the Indenture.

Sale of the Wiggins Plant

In December 2016, we initiated a plan to sell our 110,000 MTPY production plant located in Wiggins, Mississippi and related assets (the “Wiggins plant”). We sold the Wiggins plant to a third-party buyer for a purchase price of $0.4 million on December 27, 2017, and on December 28, 2017, Enviva Pellets Wiggins, LLC (“Wiggins”), the owner of the Wiggins plant, was dissolved. We recorded a loss on the sale of $0.8 million, net, upon deconsolidation.

At‑the‑Market Offering Program

On August 8, 2016, we filed a prospectus supplement to our shelf registration filed with the U.S. Securities Exchange Act Commission (“SEC”) on June 24, 2016, for the continuous offering of up to $100.0 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of our offerings. In August 2016, we also entered into an equity distribution agreement (the “Equity Distribution Agreement”) with certain managers pursuant to which we may offer and sell common units from time to time through or to one or more of the managers, subject to the terms and conditions set forth in the Equity Distribution Agreement, of up to an aggregate sales amount of $100.0 million (the “ATM Program”).

During the years ended December 31, 2017 and 2016, we sold 71,368 and 358,593 common units, respectively, under the Equity Distribution Agreement for net proceeds of $1.9 million, net of an insignificant amount of commissions, during 2017, and net proceeds of $9.3 million, net of $0.1 million of commissions, during 2016. Accounting and other fees of approximately $0.2 million were offset against the proceeds during 2017. Deferred issuance costs of approximately $0.4 million, primarily consisting of legal, accounting and other fees, were offset against the proceeds during 2016. Net proceeds from sales under the ATM Program were used for general partnership purposes. As of February 16, 2018, $88.6 million of common units remained available for issuance under the ATM Program.

Assets and Operations

Our Production Plants

We own and operate six industrial‑scale wood pellet production plants located in the Mid‑Atlantic and the Gulf Coast regions of the United States, geographic areas in which wood fiber resources are plentiful and readily available. These facilities are designed to operate 24 hours per day, 365 days per year, although we schedule up to 15 days of maintenance for our plants during each calendar year. There are no regularly required major turnarounds or overhauls.

Mid‑Atlantic Region Plants

The following table describes our four wood pellet production plants in the Mid‑Atlantic region:

		Current
		Annual
	Operations	Production
Plant Location	Commenced	(MTPY)
Ahoskie, North Carolina	2011	400,000
Northampton, North Carolina	2013	550,000
Sampson, North Carolina	2016	545,000
Southampton, Virginia	2013	550,000
Total		2,045,000

Ahoskie

We acquired the site of the Ahoskie plant in December 2010 and constructed a dedicated wood pellet production plant in Ahoskie, North Carolina (the “Ahoskie plant”) in less than one year, commencing operations in November 2011. Through an expansion completed in June 2012, we increased the plant’s production from 260,000 MTPY to 350,000 MTPY and have made further improvements to increase production to its current capacity of 400,000 MTPY.

Production from the Ahoskie plant is transported by truck to our Chesapeake terminal.

Northampton

Our wood pellet production plant in Northampton, North Carolina (the “Northampton plant”) was constructed based on the Ahoskie plant design, utilizing the same major equipment suppliers. The Northampton plant currently produces 550,000 MTPY of wood pellets.

Production from the Northampton plant is transported by truck to our Chesapeake terminal.

Sampson

The Sampson plant, which we acquired from the First Hancock JV in December 2016, commenced operations during the fourth quarter of 2016. The Sampson plant was built based on our templated design and we believe that it will produce 545,000 MTPY of wood pellets in 2018 and reach an annual production capacity of 600,000 MTPY by 2019.

Production from the Sampson plant is transported by truck to our Wilmington terminal.

Southampton

We acquired a wood pellet production plant in Southampton County, Virginia (the “Southampton plant”) from the First Hancock JV in December 2015 (the “Southampton Drop‑Down”). The Southampton plant is a build‑and‑copy replica of our Northampton plant and currently produces 550,000 MTPY of wood pellets.

Production from the Southampton plant is transported by truck to our Chesapeake terminal.

Gulf Coast Region Plants

The following table describes our two wood pellet production plants in the Gulf Coast region:

		Current
		Annual
		Production
Plant Location	Acquisition Date	(MTPY)
Cottondale, Florida	2015	730,000
Amory, Mississippi	2010	120,000
Total		850,000

Cottondale

Our sponsor acquired Green Circle Bio Energy, Inc., which owns a wood pellet production plant in Cottondale, Florida (the “Cottondale Plant”), in January 2015, changed the name of this entity to Enviva Pellets Cottondale, LLC (“Cottondale”) and contributed Cottondale to us in April 2015. The Cottondale plant was commissioned in 2008 and has since undergone several expansions and process improvements. Expansion projects during 2016 and 2017 increased production from 720,000 MTPY to 730,000 MTPY.

Production from the Cottondale plant is transported approximately 50 miles by short‑line rail to a warehouse that can store up to 32,000 MT of wood pellet inventory at a third-party deep water marine terminal located in Port Panama City, Florida (the “Panama City terminal”).

Amory

We purchased a wood pellet production plant in Amory, Mississippi (the “Amory plant”) in August 2010. The Amory plant initially consisted of three pellet mills producing at a rate of 41,500 MTPY. Through basic operational improvements and installation of a fourth pellet mill, the Amory plant currently produces 120,000 MTPY.

Production from the Amory plant is transported by barge to a third‑party deep‑water marine terminal in Mobile, Alabama (the “Mobile terminal”).

Logistics and Storage Capabilities

To‑Port Logistics and Port Infrastructure

We site our production plants to minimize wood fiber procurement and logistics costs. Our production plants are strategically located in advantaged fiber baskets and near multiple truck, rail, river and ocean transportation access points. We also have inland waterway access and rail access at our Chesapeake terminal and Wilmington terminal and the Panama City terminal. Our multi‑year fixed‑cost contracts with third‑party logistics providers allow for long‑term visibility into our to‑port logistics cost structure.

The wood pellets produced at our plants must be stored, terminaled and shipped to our principally European customers. Limited deep‑water, bulk terminaling assets exist in the Southeastern United States, and very few of them have the appropriate handling and storage infrastructure necessary for receiving, storing and loading wood pellets. In response to such scarcity, we have vertically integrated our Mid‑Atlantic operations downstream to encompass finished product logistics and storage. As a largely fixed cost and capital intensive piece of the value chain, our port infrastructure allows us to ship incremental product from our regional plants at a small fraction of the cost of our competitors. Management of port terminal infrastructure is also a key element in reducing distribution‑related costs as it allows us to manage the arrival and loading of vessels. Additionally, we are able to improve our cost position by maintaining a dedicated berth where pellets from our Mid‑Atlantic region plants have priority and equipment with sufficient load-rate capabilities to turn around vessels within the allotted time windows.

In addition to terminaling wood pellets from our production plants, we will, on occasion, provide terminaling services for third‑ and related-party wood pellet producers as well as for owners of other dry-bulk commodities.

Port Operation in the Mid‑Atlantic Region

We acquired the Chesapeake terminal in January 2011 and converted it into a major dry‑bulk terminal. The Chesapeake terminal receives, stores and loads wood pellets for export and serves as the shipment point for products produced at our Ahoskie, Northampton and Southampton plants. The Chesapeake terminal accommodates Handysize, Supramax and Panamax‑sized vessels, and has a 200‑car rail yard adjacent to a Norfolk Southern track, a loading/unloading system that accommodates deliveries by truck, rail and barge and a highly automated conveying system. In May 2011, we erected a 157‑foot tall, 175‑foot wide storage dome that receives, stores and loads up to 45,000 MT of wood pellets. In April 2013, we placed into operation a second storage dome at the site to add an additional 45,000 MT of storage.

The Chesapeake terminal’s storage and loading capacity is more than adequate to store and facilitate the loading of the wood pellets produced from our Northampton, Southampton and Ahoskie plants, and its location decreases our customers’ transportation time and costs. Efficiently positioned near our Ahoskie, Northampton, and Southampton plants, the Chesapeake terminal delivers up to a three‑ to four‑day European shipping advantage compared to other Southern or Gulf Coast ports. In addition, because we own the Chesapeake terminal, we enjoy preferential berth access and loading, which minimizes costs of shipping and logistics without the need for excess storage. Our ownership and operation of this terminal enable us to control shipment of the production of our Mid‑Atlantic region plants that it serves.

Wood pellets produced at our Sampson plant are terminaled at our Wilmington terminal. The Wilmington terminal accommodates Handysize, Supramax and Panamax‑sized vessels, and has a receiving system that accommodates deliveries by truck and rail, a highly automated conveying system and two wood pellet storage domes with capacities of 45,000 MT each. The Wilmington terminal’s storage and loading capacity is more than adequate to store and facilitate the loading of pellets produced from our Sampson plant and its location decreases transportation time and costs through the entire supply chain. We benefit from preferential berth access and loading at our Wilmington terminal, which minimizes costs of shipping and logistics without the need for excess storage.

Port Operation in the Gulf Coast Region

Wood pellets from our Cottondale plant are transported via short‑line rail to the Panama City terminal, where we store up to 32,000 MT of wood pellet inventory in a warehouse at Port Panama City. Production from the Cottondale plant is received, stored and loaded under a long‑term warehouse service agreement with the Panama City Port Authority and a stevedoring contract, each of which runs through September 2023 and may be extended by us for an additional five-year period.

Wood pellets produced at our Amory plant are transported by barge to the Mobile terminal, where, pursuant to a throughput agreement with Cooper Marine & Timberlands (“Cooper”), we export from Cooper’s ChipCo terminal. This privately owned and maintained deep‑water, multi‑berth terminal operates 24 hours per day, seven days per week and is the fleeting and loading point for production from our Amory plant. The Amory plant is sited along a major inland waterway that makes transportation to the Mobile terminal easy and efficient, thereby reducing emissions and costs. Our ability to store our wood pellets in barges provides a capital‑light, flexible solution that accommodates the storage needs of the Amory plant.

Please read Part II, Item 8. “Financial Statements and Supplementary Data—Significant Accounting Policies—Segment and Geographic Information” for more information regarding our plants, terminals and other long‑lived assets.

Our Relationship with Our Sponsor

Our sponsor, Enviva Holdings, LP, is a majority owned subsidiary of the Riverstone Funds.

Our sponsor owns approximately 9% of our common units, all of our subordinated units and our General Partner. Our General Partner owns our incentive distribution rights, which entitles our General Partner to increasing percentages of our cash distributions above certain targets. As a result, our sponsor is incentivized to facilitate our access to accretive acquisitions and organic growth opportunities, including those pursuant to the right of first offer it granted to us in connection with our IPO.

In November 2014, Enviva Development Holdings, LLC (“Development Holdings”) entered into the First Hancock JV with Hancock Natural Resource Group, Inc. and certain other affiliates of John Hancock Life Insurance Company (U.S.A.) to acquire, develop and construct wood pellet production plants and deep-water marine terminals such as the Southampton, Sampson and Hamlet plants and the Wilmington terminal. In December 2017, Development Holdings entered into the Second Hancock JV with Hancock Natural Resource Group, Inc. and certain other affiliates of John Hancock Life Insurance Company (U.S.A.) to acquire, develop and construct wood pellet production plants and deep-water marine terminals in the Southeastern United States. Development Holdings is the managing member and Enviva Management is the operator of the Hancock JVs; together, they are responsible for managing the activities of the First Hancock JV and the Second Hancock JV (together, the “Hancock JVs”), including the development and construction of the development projects of the Hancock JVs.

Our Sponsor’s Assets and Development Projects

Hamlet Plant

The First Hancock JV has secured permits and commenced construction of the Hamlet plant, which is strategically sited in an attractive wood fiber basket and will be constructed using our “build‑and‑copy” approach, using substantially the same design and equipment as the Sampson plant. Production from the Hamlet plant, once completed, will be terminaled at the Wilmington terminal.

Greenwood Plant

As its first investment, the Second Hancock JV, through a wholly owned subsidiary, entered into an agreement to purchase the Greenwood plant. Upon closing, the Second Hancock JV intends to make investments in the Greenwood plant to improve its operational efficiency and increase its production capacity to 600,000 MTPY. The production of the

Greenwood plant initially will be sold to the Partnership under a take-or-pay off-take contract and will continue to be exported from the Partnership’s Wilmington terminal.

Other Sponsor Development Projects

In addition to the projects discussed above, the Second Hancock JV is pursuing the development of additional deep‑water marine terminals and production plants. The Second Hancock JV has executed an agreement with the Jackson County Port Authority granting the Second Hancock JV an option to build and operate a marine export terminal at the Port of Pascagoula, Mississippi, which would service new, regionally proximate production plants, including a potential production plant in Lucedale, Mississippi.

In connection with the closing of the IPO in 2015, we entered into a purchase rights agreement (the “Purchase Rights Agreement”) with our sponsor, pursuant to which our sponsor granted us a five‑year right of first offer to acquire any wood pellet production plants and associated deep‑water marine terminals that it or the Hancock JVs may develop or acquire and elect to sell. We expect to continue to pursue the acquisition of such assets from our sponsor and the Hancock JVs to the extent that they are supported by long‑term off‑take contracts with creditworthy counterparties and have long useful lives, stable cost positions and advantaged locations.

Although we expect to continue to have the opportunity to acquire assets, including those described above, from our sponsor and the Hancock JVs, there can be no assurance that our sponsor or the Hancock JVs will complete their development projects or that our sponsor will decide to sell, or compel the Hancock JVs to sell, assets or completed development projects to us. The right of first offer under the Purchase Rights Agreement expires in May 2020.

Customers

For the year ended December 31, 2017, we generated substantially all of our revenues from sales under long‑term take‑or‑pay off‑take contracts with customers outside of the United States. We seek to fully contract our production capacity through long‑term off‑take contracts and supplement such agreements with smaller contracts of intermediate or short duration to take advantage of opportunities in the market.

Depending on the specific off‑take contract, shipping terms are either Cost, Insurance and Freight (“CIF”), Cost and Freight (“CFR”) or Free on Board (“FOB”). Under a CIF contract, we procure and pay for shipping costs, which include insurance and all other charges, up to the port of destination for the customer. Under a CFR contract, we procure and pay for shipping costs, which include insurance (excluding marine cargo insurance) and all other charges, up to the port of destination for the customer. Shipping costs under CIF and CFR contracts are included in the price to the customer and, as such, are included in revenue and cost of goods sold. Under FOB contracts, the customer is directly responsible for shipping costs. We seek to enter into fixed-price shipping contracts with reputable shippers matching the terms and volumes of our contracts for which we are responsible for arranging shipping.

We have long-term, take‑or‑pay off‑take contracts with utilities and large European power generators such as Drax Power Limited (“Drax”), Ørsted Bioenergy & Thermal Power A/S (“Ørsted,” formerly known as “DONG Energy Thermal Power A/S”), Lynemouth Power Limited (“Lynemouth Power”), Engie Energy Management SCRL (“ENGIE”), MGT Teesside Limited (“MGT”) (through two contracts with the First Hancock JV) and RWE Supply and Trading GmbH (“RWE”).

Drax Contracts.  We began selling utility‑grade wood pellets pursuant to a take-or-pay off-take contract with Drax (the “First Drax Contract”) on April 1, 2013. We supplied 468,750 MT for the first delivery year and will supply 1.0 million MTPY of wood pellets through 2022. In connection with the Southampton Drop‑Down, the First Hancock JV assigned to us a ten‑year contract with Drax (the “Second Drax Contract”). The Second Drax Contract commenced on December 1, 2015, and we supplied 385,000 MT for the first delivery year, supplied 500,000 MT for the second delivery year and will supply 500,000 MTPY for years three through ten.

Ørsted Contract.  In connection with the Sampson Drop‑Down, the First Hancock JV assigned to us a ten‑year take‑or‑pay off‑take contract with Ørsted. This contract commenced September 1, 2016 and provides for sales of

360,000 MTPY for the first delivery year and 420,000 MTPY for years two through ten. In the fourth quarter of 2017, the Partnership entered into an amendment to the contract with Ørsted for the supply of an incremental 200,000 MT from late 2018 through mid-2021. Ørsted’s obligations under the contract are guaranteed by its parent, Ørsted A/S.

Lynemouth Power Contract.  We entered into a take‑or‑pay off‑take contract to supply wood pellets to Lynemouth Power. Lynemouth Power is converting its coal‑fired power station in the United Kingdom to a biomass fired power station. Deliveries under this contract commenced in late 2017, are expected to ramp to full supply of 800,000 MTPY of wood pellets in 2018, and will continue through the first quarter of 2027. The volumes under the Lynemouth Power Contract are denominated in U.S. Dollars, except for 160,000 MTPY that are denominated in British Pound Sterling (“GBP”).

ENGIE Contracts.  We began selling 480,000 MTPY of utility‑grade wood pellets to Electrabel, a subsidiary of ENGIE, under a contract that commenced in June 2011 and continued through 2017. In May 2017 we entered into a new agreement to supply a total of 450,000 MT of wood pellets to ENGIE from mid-2017 through and including 2019. We recently entered into two additional agreements with ENGIE to sell 90,000 MT in 2018 and an aggregate 585,000 MT from 2019-2023.

EVA‑MGT Contracts.  We have contracted with the First Hancock JV to supply 375,000 MTPY of wood pellets (the “EVA-MGT Contract”) to MGT Teesside Limited’s Tees Renewable Energy Plant (the “Tees REP”). The EVA‑MGT Contract commences in 2019, ramps to full supply in 2021, and continues through 2034. The EVA-MGT Contract is denominated in U.S. Dollars for commissioning volumes in 2019 and in GBP thereafter.

In connection with the Sampson Drop‑Down, we entered into a second contract with the First Hancock JV to supply an additional 95,000 MTPY of the contracted volume to the Tees REP. For more information on the EVA‑MGT Contracts, please read Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence—Agreements with Affiliates—EVA‑MGT Contracts.”

RWE Contracts.  We have contracted with RWE pursuant to two confirmations under master agreements to sell 720,000 MT of wood pellets to RWE from our terminal locations and to purchase 720,000 MT of wood pellets from RWE in British Columbia during the period from January 2020 through December 2021.

We also have entered into several other contracts that have smaller off-take quantities than the contracts described above. We diversified our customer base during 2017; however, our three largest customers accounted for 93% of the Partnership’s product sales in 2017.

We refer to the structure of our contracts as “take‑or‑pay” because they include a firm obligation of the customer to take a fixed quantity of product at a stated price and provisions that compensate us in the case of our customer’s failure to accept all or a part of the contracted volumes or for termination by our customer. Our long-term contracts typically provide for annual inflation‑based adjustments or price escalators. Certain of our long-term contracts also contain provisions that allow us to increase or decrease the volume of product that we deliver by a percentage of the base volume of the contract, as well as cost pass‑through provisions related to stumpage, fuel or transportation costs and price adjustments for actual product specifications. In addition, certain of our long-term contracts and related arrangements provide for certain cost recovery and sharing arrangements in connection with certain changes in law or sustainability requirements as well as payments to us in the case of their termination as a result of such changes.

In addition to our long-term contracts, we also sell prompt deliveries of product to new and existing customers. On occasion, we will intermediate dislocations in the market by entering into back-to-back transactions with physical delivery. In some instances, a customer may request to cancel, defer, or accelerate a shipment. Contractually, we will seek to optimize our position by selling or purchasing the subject shipment to or from another party, including in some cases a related party, either within our contracted off‑take portfolio or as an independent transaction on the spot market. In most instances, the original customer pays us a fee, including reimbursement of any incremental costs, which is included in “Other revenue.” We also provide terminaling services for third‑party wood pellet producers as well as for owners of other bulk commodities.

Contracted Backlog

As of February 15, 2018, we had approximately $5.8 billion of product sales backlog for firm contracted product sales to major power generators compared to approximately $5.7 billion as of February 1, 2017. Backlog represents the revenue to be recognized under existing contracts assuming deliveries occur as specified in the contract. Expected future product sales revenue denominated in foreign currencies, excluding revenue hedged with foreign currency forward contracts, are included in U.S. Dollars at February 15, 2018 forward rates. Please read Part II, Item 8. “Financial Statements and Supplementary Data—Derivative Instruments” for more information regarding our foreign currency forward contracts.

Our expected future product sales revenue under our contracted backlog as of February 15, 2018 is as follows (in millions):

Period February 15, 2018 to December 31, 2018	$523
Year Ended December 31, 2019	582
Year Ended December 31, 2020 and thereafter	4,691
Total product sales contracted backlog	$5,796

Wood Fiber Procurement

Although stumpage constitutes a small portion of our total cost of delivered products, wood fiber procurement is a vital function of our business, and cost‑effective access to wood fiber is an important factor in our pricing stability. Our raw materials are byproducts of traditional timber harvesting, principally the tops and limbs of trees as well as other low‑value wood materials that are generated in a harvest. We procure wood fiber directly from timber owners, loggers and other suppliers. We also opportunistically acquire industrial residuals (sawdust and shavings) and forest residuals (woodchips and slash) when they provide a cost advantage. Due to the moisture content of unprocessed wood, it cannot be transported economically over long distances. Therefore, the specific regional wood fiber resource supply and demand balance dictates the underlying economics of wood fiber procurement. For this reason, we have elected to site our facilities in some of the most robust and advantaged fiber baskets in the world.

Our customers are subject to stringent requirements regarding the sustainability of the fuels they procure. In addition to our internal sustainability policies and initiatives, our wood fiber procurement is conducted in accordance with leading forest certification standards. Our fiber supply chains are routinely audited by independent third parties. We maintain multiple forest certifications including: Forest Stewardship Council (FSC®) Chain of Custody, FSC® Controlled Wood, Programme for the Endorsement of Forest Certification (PEFC™) Chain of Custody, Sustainable Forestry Initiative (SFI®) Fiber Sourcing and SFI® Chain of Custody. We have obtained independent third-party certification for our Ahoskie, Cottondale, Northampton, Sampson and Southampton plants to the applicable Sustainable Biomass Program (SBP) Standards in 2016 and 2017. We expect that our Amory plant will obtain third-party SBP certification in early 2018.

Our wood fiber demand is complementary to, rather than in competition with, demand for high‑grade wood for use by most other forest‑related industries, such as lumber and furniture making. For example, improvements in the U.S. housing construction industry increase the demand for construction‑quality lumber, which in turn increases the available supply of the low‑cost pulpwood and mill residues that are used in wood pellet production. By using commercial thinnings and byproducts as raw materials, wood pellet production also indirectly supports other forest‑related industries as well as the sustainable management of commercial forests.

The wood fiber used for wood pellet production comprises predominantly pulpwood, which derives its name from its traditional use by the pulp and paper industry and includes roundwood (typically thinnings from forest management operations and the tops and branches from sawlogs), and wood residues (primarily mill residues, a byproduct of sawmilling and veneer mill operations). Our procured wood fiber consists of:

•	low‑grade wood fiber: wood that is unsuitable for or rejected by the sawmilling and lumber industries because of small size, defects (e.g. crooked or knotty), disease or pest infestation;

•	tops and limbs: the parts of trees that cannot be processed into lumber;
•	commercial thinnings: harvests that promote the growth of higher value timber by removing weaker or deformed trees to reduce competition for water, nutrients and sunlight; and
•	mill residues: chips, sawdust and other wood industry byproducts.

Demand for the non‑merchantable trees, waste products or byproducts that we use is generally low because they have few competing uses. The tops, limbs and other low‑grade wood fiber we purchase would otherwise generally be left on the forest floor, impeding reforestation, or burned. Wood pellet production provides a profitable use for the residues from sawmill and furniture industries and for the trees that are thinned to make room for higher value lumber‑grade timber. U.S. demand for such low grade wood fiber historically emerged from the pulp and paper industry. However, due to the decline in demand from paper and pulp, many landowners lack commercial markets for this wood fiber. Wood pellet producers help fill the gap.

As a result of the fragmented nature of tract ownership, we procure raw materials from hundreds of landowners, loggers and timber industry participants, with no individual landowner representing a material fraction of any of our production plants’ needs. Our wood fiber is procured under a variety of arrangements, including (1) logging contracts for the thinnings, pulpwood and other unmerchandised chip‑and‑saw timber cut by a harvester, (2) in‑woods chipping contracts where we may also provide the actual harvesting assets and (3) contracts with timber dealers. Via our internal Track and Trace system, we maintain 100% traceability of the primary wood that is delivered to us directly from forests. Any supplier delivering wood to one of our plants must first share the details about the forest characteristics of the tract from which the wood is sourced with our forestry staff so we can verify that it meets our strict sustainability criteria. Our supplier contracts require a certification that the relevant tract information has been entered into our database before wood may be delivered directly from a particular tract. We summarize all such tract information periodically and publish tract‑level details on our website. During 2017, we sourced wood fiber from approximately 300 suppliers, including landowners growing both hardwoods and softwoods and other suppliers. The diversity of our supply base enables us to maintain stable costs, and our facilities’ advantaged siting ensures consistent and reliable deliveries at lower cost than others in our region or industry.

Competition

We compete with other utility‑grade wood pellet producers for long‑term, take‑or‑pay off‑take contracts with major power generation customers. Competition in our industry is based on the price, quality and consistency of the wood pellets produced, the reliability of wood pellet deliveries and the producer’s ability to verify and document, through customer and third‑party audits, that its wood pellets meet the regulatory sustainability obligations of a particular customer.

Most of the world’s current wood pellet production plants are owned by small, private companies, with few companies owning or operating multiple plants. Few companies have the scale, technical expertise or commercial infrastructure necessary to supply utility‑grade wood pellets under large, long‑term off‑take contracts with power generators.

We are the largest producer by production capacity, and consider other companies with comparable scale, technical expertise or commercial infrastructure to be our competitors, including AS Graanul Invest, Pinnacle Renewable Energy Inc., Drax Biomass Inc., Georgia Biomass, LLC, Fram Renewable Fuels, LLC, Highland Pellets LLC, Pacific BioEnergy Corporation, and The Westervelt Company.

Employees

We are party to a management services agreement with Enviva Management, pursuant to which Enviva Management provides us with the employees, management and services necessary for the operation of our business. As of December 31, 2017, Enviva Management had 652 employees. Please read Part II, Item 13. “Financial Statements and

Supplementary Data—Related-Party Transactions” for more information regarding our management services agreement with Enviva Management.

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

Moreover, the global trend in environmental regulation is towards increasingly broad and stringent requirements for activities that may affect the environment. Any changes in environmental laws and regulations or re‑interpretation of enforcement policies that result in more stringent and costly requirements could have a material adverse effect on our operations and financial position. Although we monitor environmental requirements closely and budget for the expected costs, actual future expenditures may be different from the amounts we currently anticipate spending. Moreover, certain environmental laws impose strict joint and several liability for costs to clean up and restore sites where pollutants have been disposed or otherwise spilled or released. We cannot assure you that we will not incur significant costs and liabilities for remediation or damage to property, natural resources or persons as a result of spills or releases from our operations or those of a third party. Although we believe that our competitors will face similar environmental requirements, other market factors may prevent us from passing on any increased costs to our customers. Although we believe that we are in substantial compliance with existing environmental laws and regulations and that continued compliance with existing requirements will not materially adversely affect us, there is no assurance that the current levels of regulation will continue in the future.

The following summarizes some of the more significant existing environmental, health and safety laws and regulations applicable to our operations, the failure to comply with which could have a material adverse impact on our capital expenditures, results of operations and financial position.

Air Emissions

The Clean Air Act, as amended (the “CAA”), and state and local laws and regulations that implement and add to CAA requirements, regulate the emission of air pollutants from our facilities. The CAA imposes significant monitoring, recordkeeping and reporting requirements for these emissions. These laws and regulations require us to obtain pre‑approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permits, and in certain cases utilize specific equipment or technologies to control and measure emissions. Obtaining these permits can be both costly and time intensive and has the potential to delay the opening of new plants or the significant expansion of existing plants.

The CAA requires that we obtain various construction and operating permits, including, in some cases, Title V air permits. In certain cases, the CAA requires us to incur capital expenditures to install air pollution control devices at our facilities. We are also required to control fugitive emissions from our operations and may face fines, penalties or injunctive orders in connection with fugitive emissions from our operations.  We have incurred, and expect to continue to incur, substantial administrative, operating and capital expenditures to maintain compliance with CAA requirements that have been promulgated or may be promulgated or revised in the future.

Climate Change and Greenhouse Gases

In response to findings that emissions of carbon dioxide, methane and GHGs present an endangerment to public health and the environment, the U.S. Environmental Protection Agency (the “EPA”) has adopted regulations under existing provisions of the CAA that require a reduction in emissions of GHGs from motor vehicles and certain stationary sources. At this time, the EPA requires biomass facilities with GHG emissions above 75,000 tons per year that are otherwise subject to CAA permitting to undergo CAA permitting for their GHG emissions. Any other legislation or regulations that require permitting or reporting of GHG emissions or limit such emissions from our equipment and operations or from biomass‑fired power plants operated by our customers could require us to incur costs to reduce such emissions or negatively impact demand for wood pellets. Furthermore, scientists have concluded that increasing concentrations of GHGs in the earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our operations.

Water Discharges

The Federal Water Pollution Control Act, as amended (the “Clean Water Act”), as well as state laws and regulations that implement, and may be more stringent than, the Clean Water Act, restrict the discharge of pollutants into waters of the United States. Any such discharge of pollutants must be performed in accordance with the terms of a permit issued by the EPA or the implementing state agency. In addition, the Clean Water Act and implementing state laws and regulations require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non‑compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. These permits generally have a term of five years. Although our facilities are presently in compliance with these requirements, changes to the terms and conditions of our permits in future renewals or new or modified regulations could require us to incur additional capital or operating expenditures, which may be material.

Pursuant to the Clean Water Act, the EPA has adopted the Discharge of Oil regulation, which requires any person in charge of an onshore facility to report any discharge of a harmful quantity of oil into U.S. navigable waters, adjoining shorelines or the contiguous zone. A harmful quantity is any quantity of discharged oil that violates state water quality standards, causes a film or sheen on the water’s surface or leaves sludge or emulsion beneath the surface. Spills from our production plants that are located along waterways or from our deep‑water marine terminal facilities may result in fines, penalties and obligations to respond to and remediate any such spills.

Spill Response and Release Reporting

Certain of our facilities are subject to federal requirements to prepare for and respond to spills or releases from tanks and other equipment located at these facilities and provide training to employees on operation, maintenance and discharge prevention procedures and the applicable pollution control laws. At such facilities, we have developed or will develop Spill Prevention, Control and Countermeasure plans to memorialize our preparation and response plans and will update them on a regular basis. From time to time, these requirements may be made more stringent and may require us to modify our operations or expand our plans accordingly. The costs of implementing any such modifications or expansion may be significant. In addition, in the event of a spill or release, we may incur fines or penalties or incur responsibility for damage to natural resources, private property or personal injury in addition to obligations to respond to and remediate any such spill or release.

Endangered Species Act

The federal Endangered Species Act, as amended (the “ESA”), restricts activities that may affect endangered and threatened species or their habitats. Although some of our facilities may be located in areas that are designated as habitats for endangered or threatened species, we believe that we are in substantial compliance with the ESA. Some of our suppliers may source materials from locations that provide habitats for species that are protected under the ESA, which may extend the time required to access those areas, or may impose conditions or restrictions on accessing those areas in a way that restricts our access to raw materials. Moreover, as a result of a settlement approved by the U.S.

District Court for the District of Columbia on September 9, 2011, the U.S. Fish and Wildlife Service is required to make a determination regarding the listing of more than 250 species by the end of the agency’s 2017 fiscal year. That process reportedly remains underway. The designation of previously unidentified endangered or threatened species could cause us to incur additional costs or become subject to operating restrictions or bans in the affected areas, which could have an adverse impact on the availability or price of raw materials.

Coastal Area Protection and Wetlands and Navigable Waters Activity Regulations

Our terminals are located in areas that are subject to the various federal and state programs that regulate the conservation and development of coastal resources. At the federal level, the Coastal Zone Management Act (the “CZMA”) was enacted to preserve, protect, develop and, where possible, restore or enhance valuable natural coastal resources of the U.S. coastal zone. The CZMA authorizes and provides grants for state management programs to regulate land and water use and coastal development.  Requirements under the CZMA may affect the siting of any new terminals and could impact the expansion of modification of existing terminal facilities. The CZMA process may result either in delays in obtaining the required authorizations to construct a new terminal or expand an existing terminal or conditions that may restrict the construction or operation of our terminals.

In addition to the CZMA, requirements under the Clean Water Act and related federal laws may result in federal or state regulators imposing conditions or restrictions on our operations or construction activities. For instance, the dredge and fill provisions of the Clean Water Act require a permit to conduct construction activities in protected waters and wetlands and prohibit unpermitted discharges of fill materials. Likewise, the Rivers and Harbors Act requires permits for the construction of certain port structures. We believe that we are in material compliance with these various requirements; however, any delays in obtaining future permits or renewals, or the inclusion of restrictive conditions in such permits, could adversely affect the cost of, or result in delays to, our operations and the construction of new, or expansion of existing, terminals.

Safety and Maintenance

We are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act, as amended (“OSHA”), and comparable state statutes, whose purpose is to protect the health and safety of workers. We have a corporate health and safety program that governs the way we conduct our operations at our facilities. Our employees receive OSHA training that is appropriate in light of the tasks performed at our facilities and general training on our health and safety plans. Compliance with OSHA and general training is mandatory. We perform preventive and routine maintenance on all of our manufacturing and deep‑water marine terminaling systems, and make repairs and replacements when necessary or appropriate. We also conduct routine and required inspections of those assets in accordance with applicable regulations. In addition, the OSHA hazard communication standards in the Emergency Planning and Community Right‑to‑Know Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that this information be provided to employees, state and local governmental authorities and citizens. Our facilities adhere to National Fire Protection Association (NFPA) standards for combustible dust and incorporate pollution control equipment such as cyclones, baghouses and electrostatic precipitators to minimize regulated emissions. Our deep‑water marine terminals adhere to Homeland Security/U.S. Coast Guard regulations regarding physical security and emergency response plans. We continually strive to maintain compliance with applicable air, solid waste and wastewater regulations; nevertheless, we cannot guarantee that serious accidents will not occur in the future.

Seasonality

Our business is affected to some extent by seasonal fluctuations. The cost of producing wood pellets tends to be higher in the winter months because the delivered cost of fiber typically increases with wet weather and our raw materials have, on average, higher moisture content during this period of the year, resulting in a lower product yield. In addition, lower ambient temperatures increase the cost of drying wood fiber. Seasonality may also impact the availability and pricing of limited-scope wood pellet purchase and sale transactions. For example, colder periods typically drive increased demand for wood pellets in the heating and industrial markets, which can increase pricing for prompt deliveries, while warmer periods typically have the opposite effect.

Principal Executive Offices

We lease office space for our principal executive offices at 7200 Wisconsin Avenue, Suite 1000, Bethesda, Maryland 20814. The lease expires in June 2024.

Available Information

We file annual, quarterly and current reports and other documents with the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”). You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operations of the Public Reference Room by calling the SEC at (800) SEC‑0330. In addition, the SEC maintains a website at www.sec.gov that contains reports and other information regarding issuers that file electronically with the SEC.

We also make available free of charge our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, simultaneously with or as soon as reasonably practicable after filing such materials with, or furnishing such materials to, the SEC, and on or through our website, www.envivabiomass.com. The information on our website, or information about us on any other website, is not incorporated by reference into this Annual Report.

ITEM 1A.  RISK FACTORS

There are many factors that could have a material adverse effect on the Partnership’s business, financial condition, results of operations and cash available for distribution. New risks may emerge at any time, and the Partnership cannot predict those risks or estimate the extent to which they may affect financial performance. Each of the risks described below could adversely impact the value of the Partnership’s common units.

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

We may not have sufficient cash each quarter to enable us to pay quarterly distributions at our current distribution rate. The amount of cash we can distribute on our common and subordinated units principally depends upon the amount of cash we generate from our operations, which fluctuates from quarter to quarter based on the following factors, some of which are beyond our control:

•

the volume and quality of products that we are able to produce or source and sell, which could be adversely affected by, among other things, operating or technical difficulties at our plants or deep-water marine terminals;

•	the prices at which we are able to sell our products;
•	failure of the Partnership’s customers, vendors and shipping partners to pay or perform their contractual obligations to the Partnership;
•	the creditworthiness of our contract counterparties;
•	the amount of low‑cost wood fiber that we are able to procure and process, which could be adversely affected by, among other things, operating or financial difficulties suffered by our suppliers;
•	changes in the price and availability of natural gas, coal or other sources of energy;
•	changes in prevailing economic conditions;
•	our inability to complete acquisitions, including acquisitions from our sponsor, or to realize the anticipated benefits of such acquisitions;
•	inclement or hazardous environmental conditions, including extreme precipitation, temperatures and flooding;
•	fires, explosions or other accidents;
•

changes in domestic and foreign laws and regulations (or the interpretation thereof) related to renewable or low‑carbon energy, the forestry products industry, the international shipping industry or power generators;

•	changes in the regulatory treatment of biomass in core and emerging markets;
•	our inability to acquire or maintain necessary permits or rights for our production, transportation or terminaling operations;
•	changes in the price and availability of transportation;

•	changes in foreign currency exchange or interest rates, and the failure of our hedging arrangements to effectively reduce our exposure to the risks related thereto;
•	risks related to our indebtedness;
•	our failure to maintain effective quality control systems at our production plants and deep‑water marine terminals, which could lead to the rejection of our products by our customers;
•	changes in the quality specifications for our products that are required by our customers;
•	labor disputes;
•	the effects of Brexit on our and our customers’ businesses; and
•	our ability to borrow funds and access capital markets.

In addition, the actual amount of cash we have available for distribution depends on other factors, some of which are beyond our control, including:

•	the level of capital expenditures we make;
•	costs associated with construction projects at our existing facilities and future construction projects;
•	fluctuations in our working capital needs;
•	our treatment as a pass‑through entity for U.S. federal income tax purposes;
•	our debt service requirements and other liabilities;
•	restrictions contained in our existing or future debt agreements; and
•	the amount of cash reserves established by our General Partner.

The amount of cash we have available for distribution to holders of our units depends primarily on our cash flow and not solely on profitability, which may prevent us from making cash distributions during periods when we record net income.

The amount of cash we have available for distribution depends primarily upon our cash flow, including cash flow from reserves and working capital or other borrowings, and not solely on profitability, which will be affected by non‑cash items. As a result, we may pay cash distributions during periods when we record net losses for financial accounting purposes and may be unable to pay cash distributions during periods when we record net income.

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

Our contracts with Drax, Ørsted, Lynemouth Power and ENGIE will represent substantially all of our sales volumes in 2018. Because we have a small number of customers, we face counterparty concentration risk. The ability of each of our customers to perform its obligations under a contract with us will depend on a number of factors that are beyond our control and may include, among other things, the overall financial condition of the counterparty, the counterparty’s access to capital, the condition of the regional and global power generation industry, continuing regulatory and economic support for wood pellet‑generated power, spot market pricing trends and general economic conditions. In addition, in depressed market conditions, our customers may no longer need the amount of our products they have contracted for or may be able to obtain comparable products at a lower price. If our customers experience a significant downturn in their business or financial condition, they may attempt to renegotiate, reject or declare force majeure under our contracts. Should any counterparty fail to honor its obligations under a contract with us, we could sustain losses, which could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution. We may also decide to renegotiate our existing contracts on less favorable terms and/or at reduced volumes in order to preserve our relationships with our customers.

Upon the expiration of our off‑take contracts, our customers may decide not to recontract on terms as favorable to us as our current contracts, or at all. For example, our current customers may acquire wood pellets from other providers that offer more competitive pricing or logistics or develop their own sources of wood pellets. Some of our customers could also exit their current business or be acquired by other companies that purchase wood pellets from other providers. The demand for wood pellets or their prevailing prices at the times at which our current off‑take contracts expire may also render entry into new long‑term off‑take contracts difficult or impossible.

Any reduction in the amount of wood pellets purchased by our customers, renegotiation of our contracts on less favorable terms, or our inability to enter into new contracts on economically acceptable terms upon the expiration of our current contracts could have a material adverse effect on our results of operations, business and financial position, as well as our ability to pay distributions to our unitholders.

Termination penalties within our off‑take contracts may not fully compensate us for our total economic losses.

Certain of our off‑take contracts provide the customer with a right of termination for various events of convenience or changes in law or policy. Although some of these contracts are subject to certain protective termination payments, the termination payments made by our customers may not fully compensate us for losses resulting from a termination by such counterparty. In each case, we may be unable to re‑contract our production at favorable prices or at all, and our results of operations, business and financial position, and our ability to make cash distributions to our unitholders may be materially adversely affected as a result.

We derive substantially all of our revenues from customers in Europe. If we fail to diversify our customer base geographically in the future, our results of operations, business and financial position and ability to make cash distributions could be materially adversely affected.

Substantially all of our revenues currently are derived from customers in Europe, and our revenues have been heavily dependent on developments in the European markets. If economic, political, regulatory or financial market conditions in Europe deteriorate, including as a result of weakness in European economies, our customers may respond by suspending, delaying or reducing their expenditures and may attempt to renegotiate, reject or declare force majeure under our contracts. Our failure to successfully penetrate markets outside of Europe in the future could have a material adverse effect on our results of operations, business and financial position, and our ability to pay distributions to our unitholders.

The actions of certain special interest groups could adversely impact our business.

Certain special interest groups that focus on environmental issues have expressed their opposition to the use of biomass for power generation, both publicly and directly to domestic and foreign regulators, policy makers, power generators and other industrial users of biomass. These groups are also actively lobbying, litigating and undertaking other actions domestically and abroad in an effort to increase the regulation of, reduce or eliminate the incentives and support for, or otherwise delay, interfere with or impede the production and use of biomass for power generation. Such efforts, if successful, could materially adversely affect our results of operations, business and financial condition, and our ability to make cash distributions to our unitholders.

Our exposure to risks associated with foreign currency and interest rate fluctuations, as well the hedging arrangements we may enter into to mitigate those risks, could have an adverse effect on our financial condition and results of operations.

We may experience foreign currency exchange and interest rate volatility in operating our business. We began to use hedging transactions in 2016 with respect to certain of our off‑take contracts which are, in part or in whole, denominated in British Pound Sterling (“GBP”), as well as an interest rate swap with respect to a portion of our variable rate debt, in an effort to achieve more predictable cash flow and to reduce our exposure to foreign currency exchange and interest rate fluctuations. We currently do not hedge a significant portion of our overall revenue pursuant to our off‑take contracts.

Fluctuations in foreign currency exchange rates could be material to us depending upon, among other things, the currency denominations of our off‑take contracts. In particular, we will in the future have exposure to fluctuations in foreign currency exchange rates between the U.S. Dollar and the GBP as sales under the EVA‑MGT Contract or the 95,000 MTPY contract with the First Hancock JV, which commence in 2019 and 2020, respectively, are denominated in GBP from 2020 onward and sales under the Lynemouth Power Contract, which commenced in 2017, are denominated in U.S. Dollars and GBP. Although the use of hedging transactions limits our downside risk, their use may also limit future revenues.

In addition, there may be instances in which costs and revenue will not be matched with respect to currency denomination. As a result, to the extent that existing and future off‑take contracts are not denominated in U.S. Dollars, it is possible that increasing portions of revenue, costs, assets and liabilities will be subject to fluctuations in foreign currency valuations.

Our hedging transactions involve cost and risk and may not be effective at mitigating our exposure to fluctuations in foreign currency exchange and interest rates. Risks inherent in our hedging transactions include the risk that counterparties to derivative contracts may be unable to perform their obligations and the risk that the terms of such instruments will not be legally enforceable. Likewise, our hedging activities may be ineffective or may not offset more than a portion of the financial impact resulting from foreign currency exchange or interest rates fluctuations, which could have a material adverse effect on our results of operations, business and financial position, and our ability to pay distributions to our unitholders.

Challenges to or delays in the issuance of air permits could impair our ability to expand production.

Our pellet production facilities are subject to the requirements of the CAA and must either receive minor source permits from the states in which they are located or a major source permit, which is subject to the approval of the EPA. In general, our facilities are eligible for minor source permits following the application of pollution control technologies. However, should we be subject to any challenges to the issuance of our permits, we could experience substantial delays in the issuance of our permits, which could impair our ability to expand our production capacity. In addition, any new air permits we receive could require that we incur additional expenses to install emissions control technologies or limit operations to satisfy emission limitations.

Changes in laws or government policies, incentives and taxes implemented to support increased generation of or otherwise regulate low‑carbon and renewable energy may affect customer demand for our products.

Consumers of utility‑grade wood pellets currently use our products either as part of a binding obligation to generate a certain percentage of low‑carbon energy or because they receive direct or indirect financial support or incentives to do so. Financial support is often necessary to cover the generally higher costs of wood pellets compared to conventional fossil fuels like coal. In most countries, once the government implements a tax (e.g., the United Kingdom’s carbon price floor tax) or a preferable tariff or a specific renewable energy policy either supporting a renewable energy generator or the energy generating sector as a whole, such tax, tariff or policy is guaranteed for a specified period of time, sometimes for the investment lifetime of any electricity generator’s project. However, governmental policies that currently support the use of biomass may modify their tax, tariff or incentive regimes, and the future availability of such taxes, tariffs or policies, either in current jurisdictions beyond the prescribed timeframes or in new jurisdictions, is uncertain. Demand for wood pellets could be substantially lower than expected if government support is reduced or delayed or, in the future, is insufficient to enable successful deployment of biomass power to the levels currently projected. In addition, regulatory changes such as new requirements to install additional pollution control technology or curtail operations to meet new GHG emission limits may also affect demand for our products.

In Europe, the European Union’s Renewable Energy Directive (“RED”) requires that it fulfill 20% of its energy demand from renewable sources by 2020. Under the current RED framework, biofuels are subject to a set of sustainability criteria that must be met in order to qualify as renewable fuels. The European Union is currently in the process of finalizing a second Renewable Energy Directive (“RED II”) that seeks to increase the renewable energy goal to 27% of energy demand by 2030. Under the RED II proposal, qualifying biofuels would be subject to new sustainability requirements, including a requirement that biofuel feedstocks be harvested from areas with increasing carbon stocks. The finalization of these requirements could cause us to incur additional compliance costs. Moreover, there can be no guarantee that the final version of RED II will be favorable to biomass producers in the United States. Finally, any actions the European Union takes to regulate biofuels may influence future regulatory actions in other countries where our customers are located. In the event that RED II limits or otherwise constrains our ability to export our product to the European Union or has other adverse consequences, it could have a material adverse effect on our results of operations and financial condition.

In the United States, on October 16, 2017, the EPA proposed a rule to repeal the Clean Power Plan (the “CPP”), the Obama Administration’s rule establishing carbon pollution standards for existing power plants. Under the proposal, the CPP—which is currently subject to a judicial stay issued by the U.S. Supreme Court—would be repealed. The current repeal proposal suggests that the EPA has yet to determine when or whether it might promulgate new GHG emissions standards for existing power plants. At this time, it is not clear what impact the repeal of the CPP and any future rulemaking will have on the demand for biomass in the United States. Also, almost half of U.S. states, either individually or through multi‑state regional initiatives, have begun to address GHG emissions, primarily through the planned development of GHG emission inventories and/or regional GHG cap‑and‑trade programs. Although neither the U.S. Congress nor the states in which our facilities are located have adopted such legislation at this time, they may do so in the future. The adoption of a different approach to the treatment of biogenic carbon in the United States could be treated as precedential by European regulators and impact the regulatory treatment of our product in our primary markets.

Moreover, many nations have agreed to limit emissions of GHGs pursuant to the United Nations Framework Convention on Climate Change and more recently, in December 2015, 195 countries met in Paris, France to approve a landmark climate accord. On November 4, 2016, the Paris Agreement entered into force, potentially providing additional incentives for participating countries to reduce their GHG emissions. While the Trump Administration has signaled its intent to withdraw from the Paris Agreement, substantially all of our current customers are located in countries that have agreed to be bound by the Paris Agreement. Although it is not possible at this time to accurately estimate how potential future laws or regulations addressing GHG emissions would impact our business, any such future laws or implementing regulations could require us to incur increased operating or maintenance costs, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

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

Currently, our raw materials are byproducts of traditional timber harvesting, principally the tops and limbs of trees, as well as other low‑value wood materials that are generated in a harvest and industrial residuals (chips, sawdust and other wood industry byproducts). Commercial forestry is regulated by complex regulatory frameworks at each of the federal, state and local levels. Among other federal laws, the Clean Water Act and the Endangered Species Act have been applied to commercial forestry operations through agency regulations and court decisions, as well as through the delegation to states to implement and monitor compliance with such laws. State forestry laws, as well as land-use regulations and zoning ordinances at the local level, are also used to manage forests in the Southeastern United States, as well as other regions from which we may need to source raw materials in the future. Any new or modified laws or regulations at any of these levels could have the effect of reducing forestry operations in areas where we procure our raw materials and consequently may prevent us from purchasing raw materials in an economic manner, or at all. In addition, future regulation of, or litigation concerning, the use of timberlands, the protection of endangered species, the promotion of forest biodiversity, and the response to and prevention of wildfires, as well as litigation, campaigns or other measures advanced by environmental activist groups, could also reduce the availability of the raw materials required for our operations.

The enactment of derivatives legislation could have an adverse effect on our ability to use derivative instruments to reduce the effect of foreign currency, interest rate, and other risks associated with our business.

The Dodd‑Frank Wall Street Reform and Consumer Protection Act (“Dodd‑Frank Act”) enacted on July 21, 2010, established federal oversight and regulation over the derivatives markets and entities, such as us, that participate in such markets. The Dodd‑Frank Act requires the Commodities Futures Trading Commission (“CFTC”) and the SEC to promulgate rules and regulations implementing the Dodd‑Frank Act. Although the CFTC has finalized certain regulations, others remain to be finalized or implemented and it is not possible at this time to predict when this will be accomplished.

The CFTC has designated certain interest rate swaps and credit default swaps for mandatory clearing and the associated rules also require us, in connection with covered derivative activities, to comply with clearing and trade‑execution requirements or take steps to qualify for an exemption to such requirements. We do not utilize credit default swaps and we qualify for, and expect to continue to qualify for, the end‑user exception from the mandatory clearing requirements for swaps entered to hedge our interest rate risks. Pursuant to the Dodd‑Frank Act, however, the CFTC or federal banking regulators may require the posting of collateral with respect to uncleared interest rate derivative transactions.

Certain banking regulators and the CFTC have recently adopted final rules establishing minimum margin requirements for uncleared swaps. Although we qualify for the end‑user exception from such margin requirements for swaps entered into to hedge our commercial risks, the application of such requirements to other market participants, such as swap dealers, may change the cost and availability of the swaps that we use for hedging. Moreover, if any of our swaps do not qualify for the commercial end‑user exception, we may be required to post additional cash margin or collateral, which could impact our liquidity and reduce our ability to use cash for capital expenditures or other partnership purposes.

The full impact of the Dodd‑Frank Act and related regulatory requirements upon our business will not be known until the regulations are implemented and the market for derivatives contracts has adjusted. The Dodd‑Frank Act and regulations could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, or reduce our ability to monetize or restructure our existing derivative contracts. If we reduce our use of derivatives as a result of the Dodd‑Frank Act and regulations implementing the Dodd‑Frank Act our results of operations may become more volatile and our cash flows may be less predictable, which could materially adversely affect our ability to plan for and fund capital expenditures.

In addition, the European Union and other non‑U.S. jurisdictions are implementing regulations with respect to the derivatives market. To the extent we transact with counterparties in foreign jurisdictions, we may become subject to such regulations. At this time, the impact of such regulations on us is uncertain.

The vote by the United Kingdom to leave the European Union could adversely affect our results of operations, business and financial position and ability to make cash distributions.

In March 2017, the Prime Minister of the United Kingdom (“U.K.”) formally notified the European Counsel of the commencement of the process by which the United Kingdom will exit (“Brexit”) from the European Union under Article 50 of the Treaty of the European Union. This notification began a two-year period pursuant to which the U.K. and the remaining European Union Member States will negotiate a withdrawal agreement. The United Kingdom is scheduled to withdraw from the European Union in March 2019.

We have take‑or‑pay off‑take contracts with utilities and large power generators in the United Kingdom and in other European markets. For the year ended December 31, 2017, approximately 66% of our product sales were derived from contracts with customers in the United Kingdom and 34% of our product sales were derived from contracts with customers in other European markets.

Brexit may create uncertainty with respect to the legal and regulatory requirements to which we and our customers in the United Kingdom are subject and lead to divergent national laws and regulations as the United Kingdom government determines which European Union laws to replace or replicate. The absence of precedent for an exit of a European Member State from the European Union means that it is unclear how the access of United Kingdom businesses to the European Union Single Market and how the legal and regulatory environments in the United Kingdom and the European Union could be impacted by Brexit, and ultimately how Brexit could impact our business or that of our customers.

The consequences of Brexit, together with what may be protracted negotiations around the terms of Brexit, could also introduce significant uncertainties into global financial markets and adversely impact the markets in which we and our customers operate. For example, prolonged exchange rate volatility or weakness of the local currencies of our customers relative to the U.S. Dollar may impair the purchasing power of our customers and cause them to default on payment or seek modification of the terms of our off‑take contracts. The impacts of Brexit may also adversely affect our ability to re‑negotiate our existing contracts on terms acceptable to us as they expire or enter into new contracts with new or existing customers.

These uncertainties surrounding Brexit and risks associated with the commencement of Brexit could have a material adverse effect on our operations, business and financial position, as well as our ability to pay distributions to our unitholders.

The viability of our customers’ businesses may also affect demand for our products and the results of our business and operations.

The viability of our customers’ businesses is dependent on their ability to compete in their respective electricity and heat markets. Our customers’ competitiveness is a function of, among other things, the market price of electricity, the market price of competing fuels (e.g. coal and natural gas), the relative cost of carbon and the costs of generating heat or electricity using other renewable energy technologies. Changes in the values of the inputs and outputs of our customers’ businesses, or of the businesses of their competitors, could have a material adverse effect on our customers and, as a result, could have a material adverse effect on our results of operations, business and financial position, and our ability to pay distributions to our unitholders.

The growth of our business depends in part upon locating and acquiring interests in additional production plants and deep‑water marine terminals at favorable prices.

Our business strategy includes growing our business through drop‑down and third‑party acquisitions that increase our cash generated from operations and cash available for distribution on a per unit basis. Various factors could affect the availability of attractive projects to grow our business, including:

•

our sponsor’s failure to complete its or the Hancock JVs’ development projects in a timely manner or at all, which could result from, among other things, permitting challenges, failure to procure the requisite financing or equipment, construction difficulties or an inability to obtain an off‑take contract on acceptable terms;

•	our sponsor’s failure to offer its assets or the assets of the Hancock JVs for sale;
•	our failure or inability to exercise our right of first offer with respect to any asset that our sponsor offers, or compels the Hancock JVs to offer, to us; and
•

fewer third‑party acquisition opportunities than we expect, which could result from, among other things, available projects having less desirable economic returns, competition, anti‑trust concerns or higher risk profiles than we believe suitable for our business plan and investment strategy.

Any of these factors could prevent us from executing our growth strategy or otherwise could have a material adverse effect on our results of operations, business and financial position, and our ability to pay distributions to our unitholders.

Any acquisitions we make may reduce, rather than increase, our cash generated from operations on a per unit basis.

We may consummate acquisitions that we believe will be accretive, but result in a decrease in our cash available for distribution per unit. Any acquisition involves potential risks, some of which are beyond our control, including, among other things:

•	mistaken assumptions about revenues and costs, including synergies;
•	the inability to successfully integrate the businesses we acquire;
•	the inability to hire, train or retain qualified personnel to manage and operate our business and newly acquired assets;
•	the assumption of unknown liabilities;
•	limitations on rights to indemnity from the seller;

•	mistaken assumptions about the overall costs of equity or debt;
•	the diversion of management’s attention to other business concerns;
•	unforeseen difficulties in connection with operating in new product areas or new geographic areas;
•	customer or key employee losses at the acquired businesses; and
•	the inability to meet the obligations in off‑take contracts associated with acquired production plants.

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

We purchase wood fiber from third‑party landowners and other suppliers for use at our production plants. Our reliance on third parties to secure wood fiber exposes us to potential price volatility and unavailability of such raw materials, and the associated costs may exceed our ability to pass through such price increases under our contracts with our customers. Further, delays or disruptions in obtaining wood fiber may result from a number of factors affecting our suppliers, including extreme weather, production or delivery disruptions, inadequate logging capacity, labor disputes, impaired financial condition of a particular supplier, the inability of suppliers to comply with regulatory or sustainability requirements or decreased availability of raw materials. In addition, other companies, whether or not in our industry, could procure wood fiber within our procurement areas and adversely change regional market dynamics, resulting in insufficient quantities of raw material or higher prices. Any of these events could increase our operating costs or prevent us from meeting our commitments to our customers, and thereby could have a material adverse effect on our results of operations, business and financial position, and our ability to make distributions to our unitholders.

Any interruption or delay in the supply of wood fiber, or our inability to obtain wood fiber at acceptable prices in a timely manner, could impair our ability to meet the demands of our customers and expand our operations, which could have a material adverse effect on our results of operations, business and financial position, and our ability to make distributions to our unitholders.

We are exposed to the credit risk of our contract counterparties, including the customers for our products, and any material nonpayment or nonperformance by our customers could adversely affect our financial results and cash available for distribution.

We are subject to the risk of loss resulting from nonpayment or nonperformance by our contract counterparties, including our long-term off-take customers, whose operations are concentrated in the European power generation industry. Our credit procedures and policies may not be adequate to fully eliminate counterparty credit risk. If we fail to adequately assess the creditworthiness of existing or future customers, or if their creditworthiness deteriorates unexpectedly, any resulting unremedied nonpayment or nonperformance by them could have a material adverse effect on our results of operations, business and financial position, and our ability to make cash distributions to our unitholders.

The satisfactory delivery of substantially all of our production is dependent upon continuous access to infrastructure at our owned, leased and third‑party-operated ports. Loss of access to our ports of shipment and destination, including through failure of port equipment and port closures, could adversely affect our financial results and cash available for distribution.

A significant portion of our total production is loaded for shipment utilizing automated conveyor and ship loading equipment at the Port of Chesapeake, Port of Wilmington, and Port Panama City, and substantially all of our production is dependent upon infrastructure at our owned and third‑party operated ports. Should we suffer a catastrophic failure of the equipment at these ports or otherwise experience port closures, including for security or weather‑related reasons, we could be unable to fulfill off‑take obligations or incur substantial additional transportation costs, which would reduce our cash flow. Moreover, we rely on various ports of destination, as well as third parties who provide stevedoring or other services at our ports of shipment and destination or from whom we charter oceangoing vessels and crews, to transport our product to our customers. Loss of access to these ports for any reason, or failure of such third‑party service providers to uphold their contractual obligations, may impact our ability to fulfill off‑take obligations, cause interruptions to our shipping schedule, and/or cause us to incur substantial additional transportation or other costs, all of which could have a material adverse effect on our business, financial condition and results of operations.

Fluctuations in transportation costs and the availability or reliability of shipping, rail or truck transportation could reduce revenues by causing us to reduce our production or by impairing our ability to deliver products to our customers or the ability of our customers to take delivery of our products.

Disruptions of local or regional transportation services due to shortages of vessels, barges, railcars or trucks, weather‑related problems, flooding, drought, accidents, mechanical difficulties, bankruptcy, strikes, lockouts, bottlenecks or other events could temporarily impair our ability to deliver products to our customers and might, in certain circumstances, constitute a force majeure event under our customer contracts, permitting our customers to suspend taking delivery of and paying for our products.

In addition, persistent disruptions in marine transportation may force us to halt production as we reach storage capacity at our deep‑water marine terminals. Accordingly, if the transportation services we use to transport our products are disrupted, and we are unable to find alternative transportation providers, it could have a material adverse effect on our results of operations, business and financial position, and our ability to make cash distributions to our unitholders.

Our long‑term off‑take contracts with our customers may only partially offset certain increases in our costs or preclude us from taking advantage of relatively high wood prices.

Our long-term off‑take contracts typically set base prices subject to annual price escalation and other pricing adjustments for changes in certain of our underlying costs of operations, including, in some cases, for stumpage or shipping fuel. However, such cost pass‑through mechanisms may only pass a portion of our total costs through to our customers. If our operating costs increase significantly during the terms of our long-term off‑take contracts beyond the levels of pricing and cost protection afforded to us under the terms of such contracts, our results of operations, business and financial position, and ability to make cash distributions to our unitholders could be materially adversely affected.

Moreover, during periods when the price of wood pellets exceeds the prices under our long-term off-take contracts, our revenues could be significantly lower than they otherwise could have been were we not party to such contracts for substantially all of our production. In addition, our current and future competitors may be in a better position than we are to take advantage of relatively high prices during such periods.

We may be required to make substantial capital expenditures to maintain and improve our facilities.

Although we currently use a portion of our cash reserves and cash generated from our operations to maintain, develop and improve our assets and facilities, such investment may, over time, be insufficient to preserve the operating profile required for us to meet our planned profitability or meet the evolving quality and product specifications demanded by our customers. Accordingly, if additional capital expenditures become necessary in the future and we are unable to execute our maintenance or improvement programs successfully and in a timely manner, our results of operations, business and financial position, and our ability to make cash distributions to our unitholders, may be materially adversely affected.

We compete with other wood pellet producers and, if growth in domestic and global demand for wood pellets meets or exceeds management’s expectations, the competition within our industry may grow significantly.

We compete with other wood pellet production companies for the customers to whom we sell our products. Other current producers of utility‑grade wood pellets include AS Graanul Invest, Pinnacle Renewable Energy Inc., Drax Biomass Inc., Georgia Biomass, LLC, Fram Renewable Fuels, LLC, Highland Pellets LLC, Pacific BioEnergy Corporation and The Westervelt Company. Competition in our industry is based on price, consistency and quality of product, site location, distribution and logistics capabilities, customer service, creditworthiness and reliability of supply. Some of our competitors may have greater financial and other resources than we do, may develop technology superior to ours or may have production plants that are sited in more advantageous locations from a transport or other cost perspective.

In addition, we expect global demand for solid biomass to increase significantly in the coming years. This demand growth may lead to a significant increase in the production levels of our existing competitors and may incentivize new, well‑capitalized competitors to enter the industry, both of which could reduce the demand and the prices we are able to obtain under future off‑take contracts. Significant price decreases or reduced demand could have a material adverse effect on our results of operations, business and financial position, and our ability to pay distributions to our unitholders.

For our products to be acceptable to our customers, they must comply with stringent sustainability requirements, which may continue to develop and change.

Biomass energy generation requires the use of biomass that is derived from acceptable sources and is demonstrably sustainable. This typically is implemented through biomass sustainability criteria, which either are a mandatory element of eligibility for financial subsidies to biomass energy generators or will become mandatory in the future. As a biomass fuel supplier, the viability of our business is therefore dependent upon our ability to comply with such requirements. This may restrict the types of biomass we can use and the geographic regions from which we source our raw materials, and may require us to reduce the GHG emissions associated with our supply and production processes. Currently, some elements of the criteria with which we will have to comply, including rules relating to forest management practices, are not yet finalized. If more stringent sustainability requirements are adopted in the future, demand for our products could be materially reduced in certain markets, and our results of operations, business and financial position, and our ability to make cash distributions to our unitholders, may be materially adversely affected as a result.

Our level of indebtedness may increase and reduce our financial flexibility.

As of December 31, 2017, our total debt was $401.0 million, which primarily consisted of $352.2 million outstanding under the Senior Notes and $43.6 million outstanding under the Senior Secured Credit Facilities. In the future, we may incur additional indebtedness in order to make acquisitions or to develop our properties. Our level of indebtedness could affect our operations in several ways, including the following:

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

In addition, borrowings under the Senior Secured Credit Facilities bear, and potentially other credit facilities we or our subsidiaries may enter into in the future will bear, interest at variable rates. If market interest rates increase, such variable‑rate debt will create higher debt service requirements, which could adversely affect our cash flow.

In addition to our debt service obligations, our operations require substantial expenditures on a continuing basis. Our ability to make scheduled debt payments, to refinance our obligations with respect to our indebtedness and to fund capital and non‑capital expenditures necessary to maintain the condition of our operating assets and properties, as well as to provide capacity for the growth of our business, depends on our financial and operating performance. General economic conditions and financial, business and other factors affect our operations and our future performance. Many of these factors are beyond our control. We may not be able to generate sufficient cash flows to pay the interest on our debt, and future working capital borrowings or equity financing may not be available to pay or refinance such debt.

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

Diesel fuel costs generally fluctuate with world crude oil prices, and accordingly are subject to political, economic and market factors that are outside of our control. Our operations are dependent on rolling stock and trucks, and diesel fuel costs are a significant component of the operating expense of these vehicles. In addition, diesel fuel is consumed by our wood suppliers in the harvesting and transport of our raw material and is therefore a component of the delivered cost we pay for wood fiber. It is also consumed by the handling equipment at our plants. Some of our off‑take contracts contain mechanisms that are intended to reduce the impact that changes in the price of diesel fuel would have on us, but these mechanisms may not be effective. Accordingly, changes in diesel fuel prices could have an adverse effect on our results of operations, cash flows and ability to make cash distributions.

Our business may suffer if we lose, or are unable to attract and retain, key personnel.

We depend to a large extent on the services of our senior management team and other key personnel. Members of our senior management and other key employees collectively have extensive expertise in designing, building and operating wood pellet production plants, negotiating long‑term off‑take contracts and managing businesses such as ours. Competition for management and key personnel is intense, and the pool of qualified candidates is limited. The loss of any of these individuals or the failure to attract additional personnel, as needed, could have a material adverse effect on our operations and could lead to higher labor costs or the use of less‑qualified personnel. In addition, if any of our executives or other key employees were to join a competitor or form a competing company, we could lose customers, suppliers, know‑how and key personnel. Our success is dependent on our ability to continue to attract, employ and retain highly skilled personnel.

Failure to maintain effective quality control systems at our production plants and deep‑water marine terminals could have a material adverse effect on our business and operations.

Our customers require a reliable supply of wood pellets that meet stringent product specifications. We have built our operations and assets to consistently deliver and certify the highest levels of product quality and performance, which is critical to the success of our business. These factors depend significantly on the effectiveness of our quality control systems which, in turn, depends on a number of factors. These include the design and efficacy of our quality control systems, the success of our quality training program and our ability to ensure that our employees and third‑party contractors adhere to our quality control policies and guidelines. Any significant failure or deterioration of our quality control systems could impact our ability to deliver product that meets our customers’ specifications and, in turn, could lead to rejection of our product by our customers, which could have a material adverse effect on our business, financial condition, and results of operations.

Our business is subject to operating hazards and other operational risks, which may have a material adverse effect on our business and results of operation. We may also not be adequately insured against such events.

Our business could be adversely affected by operating hazards and other risks to our operations. We produce a combustible product that may under certain circumstances present a risk of fires and explosions or other hazards. Severe weather, such as floods, earthquakes, hurricanes or other natural disasters, climatic phenomena, such as drought, and other catastrophic events, such as plant or shipping disasters, could impact our operations by causing damage to our facilities and equipment, affecting our ability to deliver our product to our customers and impacting our customers’ ability to take delivery of our products. Such events may also adversely affect the ability of our suppliers to provide us with the raw materials we require or the ability of vessels to load, transport and unload our product.

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

Our business is affected to some extent by seasonal fluctuations. The cost of producing wood pellets tends to be higher in colder periods because the delivered cost of fiber typically increases with wet weather and our raw materials have, on average, higher moisture content during such period, resulting in a lower product yield. In addition, lower ambient temperatures increase the cost of drying wood fiber. Seasonality may also impact the availability and pricing of limited-scope wood pellet purchase and sale transactions. For example, colder periods typically drive increased demand for wood pellets in the heating and industrial markets, which can increase pricing for prompt deliveries, while warmer periods typically have the opposite effect. While our contracts generally call for ratable deliveries throughout the year, we are party to one contract that calls for a higher percentage of deliveries during the first and fourth calendar quarters. These seasonal fluctuations could have an adverse effect on our business, financial condition and results of operations and cause comparisons of operating measures between consecutive quarters may not be as meaningful as comparisons between longer reporting periods.

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
•

our partnership agreement eliminates and replaces the fiduciary duties that would otherwise be owed by our General Partner with contractual standards governing its duties, limits our General Partner’s liabilities and restricts the remedies available to our unitholders for actions that, without such eliminations and limitations, might constitute breaches of fiduciary duty;

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
•

our General Partner may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to our General Partner’s incentive distribution rights without the approval of the conflicts committee of the board of directors of our General Partner or the unitholders. This election may result in lower distributions to the common unitholders in certain situations.

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

Pursuant to our cash distribution policy, we intend to distribute quarterly at least $0.4125 per unit on all of our units to the extent we have sufficient cash after the establishment of cash reserves and the payment of our expenses, including payments to our General Partner and its affiliates. However, the board may change such policy at any time at its discretion and could elect not to pay distributions for one or more quarters. Please read Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Cash Distribution Policy.”

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

Our General Partner limits its liability under contractual arrangements between us and third parties so that the counterparties to such arrangements have recourse only against our assets, and not against our General Partner or its assets. Our General Partner may therefore cause us to incur indebtedness or other obligations that are nonrecourse to our General Partner. Our partnership agreement provides that any action taken by our General Partner to limit its liability is not a breach of our General Partner’s duties, even if we could have obtained more favorable terms without the limitation on liability. In addition, we are obligated to reimburse or indemnify our General Partner to the extent that it incurs obligations on our behalf. Any such reimbursement or indemnification payments would reduce the amount of cash otherwise available for distribution to our unitholders.

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

Our partnership agreement eliminates and replaces our General Partner’s fiduciary duties to holders of our units.

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

•

our General Partner and its officers and directors will not be liable for monetary damages or otherwise to us or our limited partners resulting from any act or omission unless there has been a final and non‑appealable judgment entered by a court of competent jurisdiction determining that such losses or liabilities were the result of conduct in which our General Partner or its officers or directors engaged in bad faith, meaning that they believed that the decision was adverse to the interest of the partnership or, with respect to any criminal conduct, with knowledge that such conduct was unlawful; and

•

our General Partner will not be in breach of its obligations under the partnership agreement or its duties to us or our limited partners if a transaction with an affiliate or the resolution of a conflict of interest is:

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

The holder or holders of a majority of our incentive distribution rights (currently our General Partner) have the right, at any time when there are no subordinated units outstanding and we have made cash distributions in excess of the then‑applicable third target distribution for each of the prior four consecutive fiscal quarters, to reset the initial target distribution levels at higher levels based on our cash distribution levels at the time of the exercise of the reset election. Following a reset election, a baseline distribution amount will be calculated equal to an amount equal to the prior cash distribution per common unit for the fiscal quarter immediately preceding the reset election (such amount is referred to as the “reset minimum quarterly distribution”), and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution.

We anticipate that our General Partner would exercise this reset right in order to facilitate acquisitions or internal growth projects that would not be sufficiently accretive to cash distributions per unit without such conversion. However, our General Partner may transfer the incentive distribution rights at any time. It is possible that our General Partner or a transferee could exercise this reset election at a time when we are experiencing declines in our aggregate cash distributions or at a time when the holders of the incentive distribution rights expect that we will experience declines in our aggregate cash distributions in the foreseeable future. In such situations, the holders of the incentive distribution rights may be experiencing, or may expect to experience, declines in the cash distributions they receive related to the incentive distribution rights and may therefore desire to be issued our common units, which are entitled to specified priorities with respect to our distributions and which therefore may be more advantageous for them to own in lieu of the right to receive incentive distribution payments based on target distribution levels that are less certain to be achieved. As a result, a reset election may cause our common unitholders to experience dilution in the amount of cash distributions that they would have otherwise received had we not issued new common units to the holders of the incentive distribution rights in connection with resetting the target distribution levels.

Our general partner has certain incentive distribution rights that reduce the amount of our cash available for distribution to our common unitholders.

Our General Partner currently holds incentive distribution rights that entitle it to receive an increasing percentage (15 percent, 25 percent and 50 percent) of the cash that we distribute to our common unitholders from available cash after the minimum quarterly distribution and certain target distribution levels have been achieved. The maximum distribution right for our General Partner to receive 50 percent of any distributions paid to our common unitholders does not include any distributions that our General Partner or its affiliates may receive on common units that they own. Effective as of our quarterly cash distribution in the fourth quarter of 2017, our General Partner was at the top tier of the incentive distribution rights scale. Given that a higher percentage of our cash flows is allocated to our general partner due to these incentive distribution rights, it may be more difficult for us to increase the amount of distributions to our unitholders and our cost of capital may be higher, making investments, capital expenditures and acquisitions, and therefore, future growth, by us potentially more costly, and in some cases, potentially prohibitively so.

Holders of our common units have limited voting rights and are not entitled to elect our General Partner or its directors, which could reduce the price at which our common units will trade.

Compared to the holders of common stock in a corporation, unitholders have limited voting rights and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders have no right on an annual or ongoing basis to elect our General Partner or its board of directors. The board of directors of our General Partner, including the independent directors, is chosen entirely by our sponsor, as a result of it owning our General Partner, and not by our unitholders. Unlike publicly traded corporations, we do not hold annual meetings of our unitholders to elect directors or consider other matters routinely addressed at annual meetings of stockholders of corporations. As a result of these limitations, the price at which the common units trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

Even if holders of our common units are dissatisfied, they cannot currently remove our General Partner without our sponsor’s consent.

If our unitholders are dissatisfied with the performance of our General Partner, they have limited ability to remove our General Partner. Unitholders are currently unable to remove our General Partner without our sponsor’s consent because our sponsor and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common and subordinated units voting together as a single class is required to remove our General Partner. As of February 16, 2018, our sponsor owned approximately 50% of our common and subordinated units, taken together. In addition, any vote to remove our General Partner during the subordination period must provide for the election of a successor General Partner by the holders of a majority of the common units and a majority of the subordinated units, voting as separate classes. Both of these conditions provide our sponsor the ability to prevent the removal of our General Partner.

Our general partner interest or the control of our General Partner may be transferred to a third party without unitholder consent.

Our General Partner may transfer its general partner interest to a third party without the consent of our unitholders. Furthermore, our partnership agreement does not restrict the ability of the owner of our General Partner to transfer its membership interests in our General Partner to a third party. The new owner of our General Partner would then be in a position to replace the board of directors and executive officers of our General Partner with its own designees and thereby exert significant control over the decisions taken by the board of directors and executive officers of our General Partner. This effectively permits a “change of control” without the vote or consent of the unitholders.

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

If at any time our General Partner and its affiliates own more than 80% of the common units, our General Partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of the common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (2) the highest per‑unit price paid by our General Partner or any of its affiliates for common units during the 90‑day period preceding the date such notice is first mailed. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our General Partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the call right. There is no restriction in our partnership agreement that prevents our General Partner from causing us to issue additional common units and then exercising its call right. If our General Partner exercised its call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Exchange Act.

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

Our partnership agreement does not limit the number of additional limited partner interests we may issue at any time without the approval of our unitholders. The issuance of additional common units or other equity interests of equal or senior rank will have the following effects:

•	our existing unitholders’ proportionate ownership interest in us will decrease;
•	the amount of cash available for distribution on each unit may decrease;
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

All of the subordinated units will convert into common units on a one‑for‑one basis at the end of the subordination period, which is expected to occur in May 2018. Our sponsor has registration rights with respect to the common units it currently holds and the common units it will hold upon conversion of the subordinated units. Sales by our sponsor or other large holders of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities.

Our partnership agreement restricts the voting rights of unitholders owning 20% or more of our common units.

Our partnership agreement restricts unitholders’ voting rights by providing that any units held by a person or group that owns 20% or more of any class of units then outstanding, other than our General Partner and its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of our General Partner, cannot vote on any matter.

Cost reimbursements due to our General Partner and its affiliates for services provided to us or on our behalf will reduce cash available for distribution to our unitholders. The amount and timing of such reimbursements will be determined by our General Partner.

Under our management services agreement with Enviva Management (the “MSA”), we are obligated to reimburse Enviva Management for all direct or indirect costs and expenses incurred by, or chargeable to, Enviva Management in connection with its provision of services necessary for the operation of our business. If the MSA were terminated without replacement, or our General Partner or its affiliates provided services outside of the scope of the MSA, our partnership agreement would require us to reimburse our General Partner and its affiliates for all expenses they incur and payments they make on our behalf. Our partnership agreement does not set a limit on the amount of expenses for which our General Partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our General Partner by its affiliates. Our partnership agreement provides that our General Partner determines the expenses that are allocable to us. The reimbursement of expenses and payment of fees, if any, to our General Partner and its affiliates will reduce the amount of cash available for distribution to our unitholders.

The price of our common units may fluctuate significantly and unitholders could lose all or part of their investment.

The market price of our common units may be influenced by many factors, some of which are beyond our control, including:

•	our quarterly distributions;
•	our quarterly or annual earnings or those of other companies in our industry;
•	announcements by us or our competitors of significant contracts or acquisitions;
•	changes in accounting standards, policies, guidance, interpretations or principles;
•	general economic conditions;
•	the failure of securities analysts to cover our common units or changes in financial estimates by analysts;
•	future sales of our common units; and
•	the other factors described in these “Risk Factors.”

Unitholders may have liability to repay distributions.

Under certain circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them. Under Section 17‑607 of the Delaware Revised Uniform Limited Partnership Act, we may not make a distribution to our unitholders if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of the impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. Liabilities to partners on account of their partnership interests and liabilities that are non‑recourse to the partnership are not counted for purposes of determining whether a distribution is permitted.

For as long as we are an emerging growth company, we will not be required to comply with certain disclosure requirements that apply to other public companies.

For as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes‑Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports. We will remain an emerging growth company for up to five years, although we will lose that status earlier if we have more than $1.0 billion of revenues in a fiscal year, have more than $700.0 million in market value of our common units held by non‑affiliates, or issue more than $1.0 billion of non‑convertible debt over a three‑year period.

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

The New York Stock Exchange (the “NYSE”) does not require a publicly traded partnership like us to comply with certain of its corporate governance requirements.

Our common units are listed on the NYSE. Because we are a publicly traded partnership, the NYSE does not require us to have a majority of independent directors on our General Partner’s board of directors or to establish a compensation committee or a nominating and corporate governance committee. Accordingly, unitholders do not have the same protections afforded to certain corporations that are subject to all of the NYSE corporate governance requirements. Please read Part III, Item 10. “Directors, Executive Officers and Corporate Governance—Director Independence.”

Tax Risks to Common Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes and not being subject to a material amount of entity‑level taxation. If the Internal Revenue Service (“IRS”) were to treat us as a corporation for federal income tax purposes, or we become subject to entity‑level taxation for state tax purposes, our cash available for distribution to our unitholders would be substantially reduced.

The anticipated after‑tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes.

Despite the fact that we are organized as a limited partnership under Delaware law, we would be treated as a corporation for U.S. federal income tax purposes unless we satisfy a “qualifying income” requirement. Based upon our current operations, we believe we satisfy the qualifying income requirement. We have requested and obtained a favorable private letter ruling from the IRS to the effect that, based on facts presented in the private letter ruling request, our income from processing timber feedstocks into pellets and transporting, storing, marketing and distributing such timber feedstocks and wood pellets constitute “qualifying income” within the meaning of Section 7704 of the Internal Revenue Code of 1986 (the “Code”). However, no ruling has been or will be requested regarding our treatment as a partnership for U.S. federal income tax purposes. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after‑tax return to the unitholders, likely causing a substantial reduction in the value of our common units.

Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity‑level taxation for U.S. federal, state, local or foreign income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law or interpretation on us. At the state level, several states have been evaluating ways to subject partnerships to entity‑level taxation through the imposition of state income, franchise or other forms of taxation. Specifically, we currently own assets and conduct business in Mississippi, North Carolina, Florida and Virginia, each of which imposes a margin or franchise tax. In the future, we may expand our operations. Imposition of a similar tax on us in other jurisdictions that we may expand to could substantially reduce our cash available for distribution to our unitholders.

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

In addition, on January 24, 2017, final regulations regarding which activities give rise to qualifying income within the meaning of Section 7704 of the Code (the “Final Regulations”) were published in the Federal Register. The Final Regulations are effective as of January 19, 2017 and apply to taxable years beginning on or after January 19, 2017 and, consistent with our private letter ruling, the Final Regulations generally treat income from the production, transportation and marketing of wood pellets as qualifying income. However, there can be no assurance that there would not be further changes to the Treasury Department’s interpretation of the qualifying income rules in a manner that could impact our ability to qualify as a partnership for U.S. federal income tax purposes.

Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units. You are urged to consult with your own tax advisor with respect to the status of regulatory or administrative developments and proposals and their potential effect on your investment in our common units.

If the IRS were to contest the federal income tax positions we take, it may adversely impact the market for our common units, and the costs of any such contest would reduce cash available for distribution to our unitholders.

We have requested and obtained a favorable private letter ruling from the IRS to the effect that, based on facts presented in the private letter ruling request, our income from processing timber feedstocks into pellets and transporting, storing, marketing and distributing such timber feedstocks and wood pellets will constitute “qualifying income” within the meaning of Section 7704 of the Internal Revenue Code. However, no ruling has been or will be requested regarding our treatment as a partnership for U.S. federal income tax purposes. The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. Moreover, the costs of any contest between us and the IRS will result in a reduction in cash available for distribution to our unitholders and thus will be borne indirectly by our unitholders.

If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us, in which case we may require our unitholders and former unitholders to reimburse us for such taxes (including any applicable penalties or interest) or, if we are required to bear such payments, our cash available for distribution to our unitholders might be substantially reduced.

Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. To the extent possible under the new rules, our General Partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised information statement to each unitholder and former unitholder with respect to an audited and adjusted return, which statement reports the items adjusted and certain other amounts. Although our General Partner may elect to have our unitholders and former unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, we may require our unitholders and former unitholders to reimburse us for such taxes (including any applicable penalties or interest) or, if we are required to bear such payments, our cash available for distribution to our unitholders might be substantially reduced. These rules are not applicable for tax years beginning on or prior to December 31, 2017.

Even if unitholders do not receive any cash distributions from us, unitholders will be required to pay taxes on their share of our taxable income.

Unitholders are required to pay federal income taxes and, in some cases, state and local income taxes, on unitholders’ share of our taxable income, whether or not they receive cash distributions from us. For example, if we sell assets and use the proceeds to repay existing debt or fund capital expenditures, you may be allocated taxable income and gain resulting from the sale, and our cash available for distribution would not increase. Similarly, taking advantage of opportunities to reduce our existing debt, such as debt exchanges, debt repurchases, or modifications of our existing debt could result in “cancellation of indebtedness income” being allocated to our unitholders as taxable income without any increase in our cash available for distribution. Unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax due from them with respect to that income.

A tax gain or loss on the disposition of our common units could be more or less than unitholders expect.

If unitholders sell their common units, they will recognize a gain or loss equal to the difference between the amount realized and their tax basis in those common units. Because distributions in excess of unitholders’ allocable share of our net taxable income decrease their tax basis in their common units, the amount, if any, of such prior excess distributions with respect to the units unitholders sell will, in effect, become taxable income to our unitholders if they sell such units at a price greater than their tax basis in those units, even if the price they receive is less than their original cost. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if they sell their units, unitholders may incur a tax liability in excess of the amount of cash they receive from the sale.

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

Tax‑exempt entities face unique tax issues from owning our common units that may result in adverse tax consequences to them.

Investment in common units by tax‑exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs), raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Further, with respect to taxable years beginning after December 31, 2017, a tax-exempt entity with more than one unrelated trade or business (including by attribution from investment in a partnership such as ours that is engaged in one or more unrelated trade or business) is required to compute the unrelated business taxable income of such tax-exempt entity separately with respect to each such trade or business (including for purposes of determining any net operating loss deduction). As a result, for years beginning after December 31, 2017, it may not be possible for tax-exempt entities to utilize losses from an investment in our partnership to offset unrelated business taxable income from another unrelated trade or business and vice versa. Any tax‑exempt entity should consult their tax advisor before investing in our common units.

Unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.

Historically, we have been entitled to a full deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, under the Tax Cuts and Jobs Act signed into law in December 2017, for taxable years beginning after December 31, 2017, our deduction for “business interest” is limited to the sum of our business interest income and 30% of our “adjusted taxable income.” For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization or depletion.

Non-U.S. Unitholders will be subject to U.S. taxes and withholding with respect to their income and gain from owning our units.

Non-U.S. unitholders are generally taxed and subject to income tax filing requirements by the United States on income effectively connected with a U.S. trade or business (“effectively connected income”). Income allocated to our unitholders and any gain from the sale of our units will generally be considered to be “effectively connected” with a U.S. trade or business. As a result, distributions to a non-U.S. unitholder will be subject to withholding at the highest applicable effective tax rate and a non-U.S. unitholder who sells or otherwise disposes of a unit will also be subject to U.S. federal income tax on the gain realized from the sale or disposition of such unit.

The Tax Cuts and Jobs Act imposes a withholding obligation of 10% of the amount realized upon a non-U.S. unitholder’s sale or exchange of an interest in a partnership that is engaged in a U.S. trade or business. However, due to challenges of administering a withholding obligation applicable to open market trading and other complications, the IRS has temporarily suspended the application of this withholding rule to open market transfers of interests in publicly traded partnerships pending promulgation of regulations or other guidance that resolves the challenges. It is not clear if or when such regulations or other guidance will be issued. Non-U.S. unitholders should consult a tax advisor before investing in our common units.

We treat each purchaser of our common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

Because we cannot match transferors and transferees of common units, we have adopted certain methods for allocating depreciation and amortization deductions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to the use of those methods could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain from our unitholders’ sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to their tax returns.

We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month (the “Allocation Date”), instead of on the basis of the date a particular unit is transferred. Similarly, we generally allocate certain deductions for depreciation of capital additions, gain or loss realized on a sale or other disposition of our assets and, in the discretion of the general partner, any other extraordinary item of income, gain, loss or deduction based upon ownership on the Allocation Date. Treasury Regulations allow a similar monthly simplifying convention, but such regulations do not specifically authorize all aspects of our proration method. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of units) may be considered as having disposed of those units. If so, he would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

Because there are no specific rules governing the U.S. federal income tax consequence of loaning a partnership interest, a unitholder whose units are the subject of a securities loan may be considered as having disposed of the loaned units. In that case, the unitholder may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a securities loan are urged to consult a tax advisor to determine whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

We have adopted certain valuation methodologies in determining a unitholder’s allocations of income, gain, loss and deduction. The IRS may challenge these methodologies or the resulting allocations, which could adversely affect the value of the common units.

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

A successful IRS challenge to these methods or allocations could adversely affect the timing or amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

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

We currently own assets in multiple states. Many of these states currently impose a personal income tax on individuals, corporations and other entities. As we make acquisitions or expand our business, we may own assets or conduct business in additional states that impose a personal income tax. It is our unitholders’ responsibility to file all U.S. federal, foreign, state and local tax returns.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Information regarding our properties is contained in Part I, Item 1. “Business” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 3.  LEGAL PROCEEDINGS

During the fourth quarter of 2016, we re‑purchased a shipment of wood pellets from one customer and subsequently sold it to a different customer in a back‑to‑back transaction. Smoldering was observed onboard the vessel carrying the shipment, which resulted in damage to a portion of the shipment and one of the vessel’s five cargo holds (the “Shipping Event”). The disponent owner of the vessel (the “Shipowner”) had directly or indirectly chartered the vessel from certain other parties (collectively, the “Head Owners”) and in turn contracted with Cottondale as the charterer of the vessel. Following the mutual appointment of arbitrators in connection with the Shipping Event, on June 8, 2017, the Shipowner submitted claims against Cottondale (the “Claims”) alleging damages of approximately $11.8 million (calculated using exchange rates as of December 31, 2017), together with other unquantified losses and damages. The Claims provide that the Shipowner would seek indemnification and other damages from Cottondale to the extent that the Shipowner is unsuccessful in its defense of claims raised by the Head Owners against it for damages arising in connection with the Shipping Event.

Although it is reasonably possible that the Shipping Event may result in additional costs and liabilities for our account, responsibility for such costs and liabilities incurred in connection with the Shipping Event is disputed among the various parties involved. If any such costs and liabilities ultimately are allocated to us, a portion may be recovered under insurance. We believe we have meritorious defenses to the Claims, but we are generally unable to predict the timing or outcome of any claims or proceedings, including the Claims, associated with the Shipping Event, or any insurance recoveries in respect thereof. Consequently, we are unable to provide an estimate of the amount or range of possible loss.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common units representing limited partner interests in the Partnership (“common units”) are traded on the New York Stock Exchange (“NYSE”) under the symbol “EVA.” The following tables set forth the range of high and low sales prices per unit for our common units, as reported by the NYSE, and the quarterly cash distributions for the indicated periods:

	Price Range		Cash
Year Ended December 31, 2017:	High	Low	Distributions	Record Date	Payment Date
Fourth Quarter	$31.95	$26.73	$0.620	February 15, 2018	February 28, 2018
Third Quarter	$30.30	$27.18	$0.615	November 15, 2017	November 29, 2017
Second Quarter	$30.60	$26.33	$0.570	August 15, 2017	August 29, 2017
First Quarter	$29.98	$24.60	$0.555	May 18, 2017	May 30, 2017

	Price Range		Cash
Year Ended December 31, 2016:	High	Low	Distributions	Record Date	Payment Date
Fourth Quarter	$29.85	$24.45	$0.535	February 15, 2017	February 28, 2017
Third Quarter	$28.40	$21.02	$0.530	November 14, 2016	November 29, 2016
Second Quarter	$24.86	$19.31	$0.525	August 15, 2016	August 29, 2016
First Quarter	$22.60	$13.73	$0.510	May 16, 2016	May 27, 2016

As of February 16, 2018, there were 14,445,268 common units outstanding held by three unitholders of record. Because many of our common units are held by brokers and other institutions on behalf of unitholders, we are unable to estimate the total number of unitholders represented by these unitholders of record. As of February 16, 2018, we also had 11,905,138 subordinated units outstanding. There is no established public market in which the subordinated units are traded. As of February 16, 2018, our sponsor held approximately 9% of the common units and all of the subordinated units.

Cash Distribution Policy

General

Our partnership agreement provides that our General Partner will make a determination as to whether to make a distribution, but our partnership agreement does not require us to pay distributions at any time or in any amount. Instead, the board of directors of our General Partner adopted a cash distribution policy that sets forth our General Partner’s intention with respect to the distributions to be made to unitholders. Pursuant to our cash distribution policy, within 60 days after the end of each quarter, we intend to distribute to the holders of common and subordinated units on a quarterly basis at least the minimum quarterly distribution of $0.4125 per unit, or $1.65 on an annualized basis, to the extent we have sufficient cash after establishment of cash reserves and payment of fees and expenses, including payments to our General Partner and its affiliates.

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

Please read Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Senior Secured Credit Facilities” for a discussion of the provisions included in our credit facility that may restrict our ability to make distributions.

Subordination Period

Our partnership agreement provides that, during the subordination period, holders of our common units have the right to receive distributions from operating surplus (as defined in our partnership agreement) each quarter in an amount equal to $0.4125 per common unit, which amount is defined in our partnership agreement as the minimum quarterly distribution, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions from operating surplus may be made to holders of the subordinated units. These units are deemed “subordinated” because for a period of time, referred to as the subordination period, the subordinated units will not be entitled to receive any distributions from operating surplus until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. Furthermore, no arrearages will be paid on the subordinated units. We expect the subordination period to expire in May 2018, at which time all of the subordinated units will convert into common units on a one‑for‑one basis.

General Partner Interest and Incentive Distribution Rights

Our General Partner owns a non‑economic general partner interest in us, which does not entitle it to receive cash distributions. However, our General Partner owns the incentive distribution rights and may in the future own common units or other equity interests in us and will be entitled to receive distributions on any such interests.

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

Unregistered Sales of Securities

On December 14, 2016, a joint venture between our sponsor and Hancock Natural Resource Group, Inc. and certain other affiliates of John Hancock Life Insurance Company (U.S.A.) (the “First Hancock JV”) contributed to Enviva, LP all of the issued and outstanding limited liability company interests in Enviva Pellets Sampson, LLC (the “Sampson Drop‑Down”). In connection with the Sampson Drop‑Down, we issued a total of 1,098,415 common units at a value of $27.31 per unit, or $30.0 million of common units, to John Hancock Life Insurance Company of New York and John Hancock Life Insurance Company (U.S.A.), each an affiliate of the First Hancock JV, in reliance upon the exemption from the registration requirements in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). For more information on the Sampson Drop‑Down, please read Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sampson Drop‑Down.”

On December 11, 2015, the First Hancock JV contributed to Enviva, LP all the issued and outstanding limited liability company interests in Enviva Pellets Southampton, LLC. In connection with the Southampton Drop‑Down, we issued 942,023 common units valued at $15.0 million, to a wholly owned subsidiary of our sponsor in reliance upon the exemption from the registration requirements in Section 4(a)(2) of the Securities Act. For more information on the Southampton Drop‑Down, please read Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Southampton Drop‑Down.”

Securities Authorized for Issuance under Equity Compensation Plans

Please read Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding our equity compensation plans.

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents our selected historical financial data, for the periods and as of the dates indicated, for us and our Predecessor.

The financial statements have been retroactively recast to reflect the contribution of our sponsor’s interest in our Predecessor and Enviva GP, LLC as if the contributions occurred at the beginning of the periods presented, the contribution of Enviva Cottondale Acquisition II, LLC as if the contribution occurred on January 5, 2015, which is the date on which our sponsor acquired Green Circle Bio Energy, Inc. (“Green Circle”), which owned the Cottondale plant, the contribution of Enviva Pellets Southampton, LLC (“Southampton”) as if it occurred on April 9, 2015, the date Southampton was originally conveyed to the First Hancock JV, and the contribution of Enviva Pellets Sampson, LLC (“Sampson”) and Enviva Port of Wilmington, LLC (“Wilmington”) as if they had occurred on May 15, 2013, the date Sampson and Wilmington were originally organized.

The selected statement of operations and statements of cash flow data for the years ended December 31, 2017, 2016 and 2015 and the balance sheet data as of December 31, 2017 and 2016 are derived from our audited consolidated financial statements included in Item 8 of this Annual Report.

	Year Ended December 31,
		2016	2015	2014	2013
	2017	(Recast)	(Recast)	(Recast)	(Recast)
				(Predecessor)	(Predecessor)
	(in thousands, except per metric ton and operating data and per unit data)
Statement of Operations Data:
Product sales	$522,250	$444,489	$450,980	$286,641	$176,051
Other revenue (1)	20,971	19,787	6,394	3,495	3,836
Net revenue	543,221	464,276	457,374	290,136	179,887
Costs of goods sold, excluding depreciation and amortization (1)	419,616	357,418	365,061	251,058	152,720
Loss on disposal of assets	4,899	2,386	2,081	340	223
Depreciation and amortization	39,904	27,700	30,692	18,971	11,827
Total cost of goods sold	464,419	387,504	397,834	270,369	164,770
Gross margin	78,802	76,772	59,540	19,767	15,117
General and administrative expenses (1)	30,107	33,098	23,922	16,958	16,150
Disposal and impairment of assets held for sale	827	9,991	—	—	—
Total general and administrative	30,934	43,089	23,922	16,958	16,150
Income (loss) from operations	47,868	33,683	35,618	2,809	(1,033)
Other income (expense):
Interest expense	(31,744)	(15,643)	(10,558)	(8,724)	(5,460)
Related-party interest expense	—	(578)	(1,154)	—	—
Early retirement of debt obligation	—	(4,438)	(4,699)	(73)	—
Other income	(1,751)	439	979	22	1,019
Total other expense, net	(33,495)	(20,220)	(15,432)	(8,775)	(4,441)
Income (loss) before income tax expense	14,373	13,463	20,186	(5,966)	(5,474)
Income tax expense	—	—	2,623	15	23
Net income (loss)	14,373	13,463	17,563	(5,981)	(5,497)
Less net loss attributable to noncontrolling partners’ interests	3,140	5,804	2,859	304	58
Net income (loss) attributable to Enviva Partners, LP	$17,513	$19,267	$20,422	$(5,677)	$(5,439)
Less: Predecessor (loss) income to May 4, 2015 (prior to IPO)	$—	$—	(2,132)	264	(5,439)
Less: Pre-acquisition income from April 10, 2015 to December 10, 2015 from operations of Enviva Pellets Southampton, LLC Drop-Down allocated to General Partner	—	—	6,264	—	—
Less: Pre-acquisition loss from inception to December 13, 2016 from operations of Enviva Pellets Sampson, LLC Drop-Down allocated to General Partner	—	(3,231)	(1,815)	(3,440)	—
Less: Pre-acquisition loss from inception to October 1, 2017 from operations of Enviva Port of Wilmington, LLC Drop-Down allocated to General Partner	(3,049)	(2,110)	(937)	(2,501)	—
Enviva Partners, LP partners’ interest in net income	$20,562	$24,608	$19,042	$—	$—
Net income per limited partner common unit:
Basic	$0.65	$0.95	$0.80
Diluted	$0.61	$0.91	$0.79
Net income per limited partner subordinated unit:
Basic	$0.65	$0.93	$0.80
Diluted	$0.65	$0.93	$0.79
(1) See Part II, Item 8. “Financial Statements and Supplementary Data—Note 13, Related-Party Transactions

	Year Ended December 31,
		2016	2015	2014	2013
	2017	(Recast)	(Recast)	(Recast)	(Recast)
				(Predecessor)	(Predecessor)
	(in thousands, except per metric ton and operating data and per unit data)
Statement of Cash Flow Data:
Net cash provided by (used in):
Operating activities	$87,095	$55,804	$65,857	$28,992	$(7,557)
Investing activities	(28,601)	(111,124)	(103,490)	(17,174)	(115,799)
Financing activities	(58,436)	53,658	39,173	(14,789)	115,235
Other Financial Data:
Adjusted EBITDA(1)	$102,381	$79,291	$71,710	$22,182	$12,101
Adjusted gross margin per metric ton(1)	$45.38	$45.55	$38.89	$25.91	$29.18
Maintenance capital expenditures(2)	4,353	5,187	4,359	515	—
Distributable cash flow(1)	67,731	59,775	57,245	14,964	7,650
Operating Data:
Total metric tons sold	2,724	2,346	2,374	1,508	931
Balance Sheet Data (at period end):
Cash and cash equivalents	$524	$466	$2,128	$592	$3,558
Total assets	760,111	801,376	688,209	388,395	395,018
Long-term debt and capital lease obligations (including current portion)	401,017	351,080	207,632	90,481	95,539
Total liabilities	549,742	424,514	266,539	110,781	123,607
Partners’ capital	210,369	376,862	421,670	277,614	271,411

(1)

For more information, please read “—Non‑GAAP Financial Measures” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—How We Evaluate Our Operations.”

(2)	Maintenance capital expenditures are cash expenditures made to maintain our long‑term operating capacity or net income.

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

Adjusted EBITDA

We view adjusted EBITDA as an important indicator of our financial performance. We define adjusted EBITDA as net income or loss excluding depreciation and amortization, interest expense, income tax expense, early retirement of debt obligations, non‑cash unit compensation expense, asset impairments and disposals, changes in the fair value of derivative instruments and certain items of income or loss that we characterize as unrepresentative of our ongoing operations. Adjusted EBITDA is a supplemental measure used by our management and other users of our financial statements, such as investors, commercial banks and research analysts, to assess the financial performance of our assets without regard to financing methods or capital structure.

Distributable Cash Flow

We define distributable cash flow as adjusted EBITDA less maintenance capital expenditures and interest expense net of amortization of debt issuance costs, debt premium and original issue discount. We use distributable cash flow as a performance metric to compare the cash‑generating performance of the Partnership from period to period and to compare the cash‑generating performance for specific periods to the cash distributions (if any) that are expected to be paid to our unitholders. We do not rely on distributable cash flow as a liquidity measure.

The following tables present a reconciliation of each of adjusted gross margin per metric ton, adjusted EBITDA and distributable cash flow to the most directly comparable GAAP financial measure for each of the periods indicated.

	Year Ended December 31,
		2016	2015	2014	2013
	2017	(Recast)	(Recast)	(Recast)	(Recast)
				(Predecessor)	(Predecessor)
	(in thousands, except per metric ton)
Reconciliation of gross margin to adjusted gross margin per metric ton:
Metric tons sold	2,724	2,346	2,374	1,508	931
Gross margin	$78,802	$76,772	$59,540	$19,767	$15,117
Loss on disposal of assets	4,899	2,386	2,081	340	223
Depreciation and amortization	39,904	27,700	30,692	18,971	11,827
Adjusted gross margin	$123,605	$106,858	$92,313	$39,078	$27,167
Adjusted gross margin per metric ton	$45.38	$45.55	$38.89	$25.91	$29.18

	Year Ended December 31,
		2016	2015	2014	2013
	2017	(Recast)	(Recast)	(Recast)	(Recast)
				(Predecessor)	(Predecessor)
		(in thousands)
Reconciliation of adjusted EBITDA and distributable cash flow to net income:
Net income (loss)	$14,373	$13,463	17,563	$(5,981)	$(5,497)
Add:
Depreciation and amortization	40,361	27,735	30,738	19,009	11,887
Interest expense	31,744	16,221	11,712	8,724	5,460
Early retirement of debt obligation	—	4,438	4,699	73	—
Purchase accounting adjustment to inventory	—	—	697	—	—
Non-cash unit compensation expense	5,014	4,230	704	2	5
Income tax expense	—	—	2,623	15	23
Asset impairments and disposals	5,726	12,377 (1)	2,081	340	223
Changes in the fair value of derivative instruments	1,565	—	—	—	—
Transaction expenses	3,598	827	893	—	—
Adjusted EBITDA	$102,381	$79,291	$71,710	$22,182	$12,101
Less:
Interest expense, net of amortization of debt issuance costs, debt premium and original issue discount	30,297	14,329	10,106	6,703	4,451
Maintenance capital expenditures	4,353	5,187	4,359	515	—
Distributable cash flow attributable to Enviva Partners, LP	$67,731	$59,775	$57,245	$14,964	$7,650
Less: Distributable cash flow attributable to incentive distribution rights	3,398	1,077	—	—	—
Distributable cash flow attributable to Enviva Partners, LP limited partners	$64,333	$58,698	$57,245	$14,964	$7,650

(1)

In December 2016, we initiated a plan to sell the Wiggins plant. The carrying amount of the assets held for sale exceeded the estimated fair value of the Wiggins plant, which resulted in a $10.0 million non‑cash impairment charge to earnings. In December 2017, we sold the Wiggins plant for $0.4 million and recorded a loss on the sale $0.8 million, net, upon deconsolidation.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our historical performance, financial condition and future prospects should be read in conjunction with Part I, Item 1. “Business” and the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data.”

References in this Annual Report to the “Predecessor,” “our Predecessor,” “we,” “our,” “us” or like terms for periods prior to April 9, 2015 refer to Enviva, LP and its subsidiaries (other than Enviva Pellets Cottondale, LLC). References to the “Partnership,” “we,” “our,” “us” or like terms for periods on and after April 9, 2015 refer to Enviva Partners, LP and its subsidiaries. References to “our sponsor” refer to Enviva Holdings, LP, and, where applicable, its wholly owned subsidiaries Enviva MLP Holdco, LLC and Enviva Development Holdings, LLC. References to “our General Partner” refer to Enviva Partners GP, LLC, a wholly owned subsidiary of Enviva Holdings, LP. References to “Enviva Management” refer to Enviva Management Company, LLC, a wholly owned subsidiary of Enviva Holdings, LP, and references to “our employees” refer to the employees of Enviva Management. References to the “First Hancock JV” and the “Second Hancock JV” refer to Enviva Wilmington Holdings, LLC and Enviva JV Development Company, LLC, respectively, which are joint ventures between our sponsor, Hancock Natural Resource Group, Inc. and certain other affiliates of John Hancock Life Insurance Company (U.S.A.). Please read Cautionary Statement Regarding Forward‑Looking Statements on page 1 and Part 1, Item 1A. “Risk Factors” for information regarding certain risks inherent in our business.

Basis of Presentation

The following discussion of our historical performance and financial condition is derived from our audited consolidated financial statements and the audited financial statements of our Predecessor and Enviva Pellets Cottondale, LLC (“Cottondale”). On April 9, 2015, we, the Predecessor and our sponsor executed a series of transactions that were accounted for as common control transactions (the “Reorganization”). On April 9, 2015, our sponsor contributed some, but not all, of our Predecessor’s assets and liabilities to us. Specifically, our sponsor’s interest in Enviva Pellets Southampton, LLC (“Southampton”) was excluded from the April 9, 2015 contribution as it was conveyed to the First Hancock JV, a consolidated entity of the sponsor, on April 9, 2015. Our sponsor contributed its interest in Cottondale, which owns a wood pellet production plant in Cottondale, Florida (the “Cottondale plant”), to us on April 9, 2015.

On December 11, 2015, the First Hancock JV contributed to Enviva, LP all of the issued and outstanding limited liability company interests in Southampton together with an off‑take contract and a related third-party shipping contract for total consideration of $131.0 million pursuant to the terms of a contribution agreement between the Partnership and the First Hancock JV (the “Southampton Drop‑Down”).

On December 14, 2016, the First Hancock JV contributed to Enviva, LP all of the issued and outstanding limited liability company interests in Enviva Pellets Sampson, LLC (“Sampson”) for total consideration of $175.0 million (the “Sampson Drop‑Down”). The Sampson Drop‑Down also included two off‑take contracts and related third‑party shipping contracts.

On October 2, 2017, the First Hancock JV contributed to Enviva, LP all of the issued and outstanding limited liability company interests in Enviva Port of Wilmington, LLC (“Wilmington”) for total consideration of $130.0 million (the “Wilmington Drop‑Down”).

The consolidated financial statements for periods prior to our initial public offering (“the IPO”) include the results of our Predecessor and its subsidiaries and include all revenues, costs, assets and liabilities attributed to our Predecessor after the elimination of all intercompany accounts and transactions. The consolidated financial statements for the period after the IPO pertain to our operations. Our consolidated financial statements have been retroactively recast to reflect the contribution of our sponsor’s interest in our Predecessor and Enviva GP, LLC as if the contributions had occurred at the beginning of the periods presented, the contribution of Enviva Cottondale Acquisition II, LLC (“Acquisition II”) as if the contribution had occurred on January 5, 2015, which is the date on which our sponsor acquired Green Circle Bio Energy, Inc. (“Green Circle”), which owned the Cottondale plant, the Southampton Drop‑Down as if it occurred on April 9, 2015, the date Southampton was originally conveyed to the First Hancock JV and the Sampson Drop‑Down and the Wilmington Drop-Down as if they had occurred on May 15, 2013, the date Sampson and Wilmington were originally organized. Entities contributed by or distributed to our sponsor or the First Hancock JV are considered entities under common control and are recorded at historical cost.

Business Overview

We are the world’s largest supplier by production capacity of utility‑grade wood pellets to major power generators. We own and operate six industrial‑scale production plants in the Southeastern United States that have a combined wood pellet production capacity of 2.9 million MTPY. We also own dry‑bulk, deep‑water marine terminal assets at the Port of Chesapeake (the “Chesapeake terminal”) and the Port of Wilmington, North Carolina (the “Wilmington terminal”). All of our facilities are located in geographic regions with low input costs and favorable transportation logistics. Owning these cost‑advantaged assets, the output from which is fully contracted, in a rapidly expanding industry provides us with a platform to generate stable and growing cash flows that should enable us to increase our per‑unit cash distributions over time, which is our primary business objective. For a more complete description of our business, please read Part I, Item 1. “Business.”

Our sales strategy is to fully contract the production capacity of the Partnership. During 2017, contracted volumes under our existing off‑take contracts are approximately equal to the full production capacity of our production plants.

Our off‑take contracts provide for sales of 2.9 million metric tons (“MT”) of wood pellets in 2018 and have a weighted-average remaining term of 9.5 years from February 15, 2018. We intend to continue expanding our business by taking advantage of the growing demand for our product that is driven by the conversion of coal‑fired power generation and combined heat and power plants to co‑fired or dedicated biomass‑fired plants, principally in Europe and, increasingly, in South Korea and Japan.

Recent Developments

Wilmington Drop‑Down

On October 2, 2017, pursuant to the terms of a contribution agreement between the Partnership and the First Hancock JV (the “Wilmington Contribution Agreement”), the First Hancock JV sold to the Partnership all of the issued and outstanding limited liability company interests in Wilmington, which owns the Wilmington terminal.

The purchase price for Wilmington was $130.0 million, which included an initial payment of $54.6 million, net of an approximate purchase price adjustment of $1.4 million. The initial payment was funded with borrowings from revolving credit commitments and cash on hand. We accounted for the Wilmington Drop-Down as a combination of entities under common control at historical cost in a manner similar to a pooling of interests. Accordingly, the consolidated financial statements for the periods prior to the acquisition were retrospectively recast to reflect the acquisition as if it had occurred on May 15, 2013, the date Wilmington was originally organized.

The Wilmington terminal, which is capable of receiving product by rail and truck, has the capacity to store up to 90,000 MT of wood pellets, and load up to Panamax-sized vessels. It utilizes state-of-the-art handling equipment and storage infrastructure designed to maintain product quality and safety with throughput capacity of up to 3.0 million MTPY of wood pellets.

Wilmington will handle up to approximately 600,000 MTPY of throughput from the Sampson plant and is party to a long-term terminal services agreement with Enviva Pellets Greenwood, LLC, a wholly owned subsidiary of the Second Hancock JV (“Greenwood”). Wilmington will handle throughput volumes sourced from Greenwood’s wood pellet production plant located in Greenwood, South Carolina (the “Greenwood plant”). The terminal services agreement with Greenwood provides for deficiency payments to Wilmington if minimum throughput requirements are not met.

In addition, the Wilmington Contribution Agreement contemplates that Wilmington will enter into a long-term terminal services agreement (the “Wilmington Hamlet TSA”) with the First Hancock JV and Enviva Pellets Hamlet, LLC (“Hamlet”) to receive, store and load wood pellets from the First Hancock JV’s proposed production plant in Hamlet, North Carolina (the “Hamlet plant”) when the First Hancock JV completes construction of the Hamlet plant. The Wilmington Hamlet TSA also provides for deficiency payments to Wilmington if minimum throughput requirements are not met. Pursuant to the Wilmington Contribution Agreement, following notice of the anticipated first delivery of wood pellets to the Wilmington terminal from the Hamlet plant, Wilmington, Hamlet, and the First Hancock JV would enter into the Wilmington Hamlet TSA and the Partnership would make a final payment of $74.0 million in cash or common units representing limited partnership interests in the Partnership (“common units”) to the First Hancock JV, subject to certain conditions, as deferred consideration for the Wilmington Drop-Down.

Wilmington also entered into a throughput option agreement with the sponsor granting the sponsor, subject to certain conditions, the option to obtain terminal services at the Wilmington terminal at marginal cost throughput rates for wood pellets produced by one of the sponsor’s potential wood pellet production plants.

Senior Notes Due 2021

On November 1, 2016, we issued $300.0 million in aggregate principal amount of 8.5% senior unsecured notes due November 1, 2021 (the “Senior Notes”) to eligible purchasers in a private placement transaction. In August 2017, holders of 100% of the Senior Notes tendered such notes in exchange for newly issued registered notes with terms substantially identical in all material respects to the Senior Notes (except that the registered notes are not subject to restrictions on transfer).

On October 10, 2017, we completed the issuance to an institutional investor in a private placement transaction of an additional $55.0 million in aggregate principal amount of Senior Notes at a price of 106.25% of par plus accrued interest from May 1, 2017. The additional Senior Notes have the same terms as our outstanding Senior Notes. The sale of the additional Senior Notes at a purchase price of $58.4 million resulted in gross proceeds of approximately $60.0 million after including accrued interest of $2.1 million and deducting estimated expenses of approximately $0.5 million. The net proceeds were used to repay the borrowings on our revolving credit facility that were used to fund the Wilmington Drop-Down and for general partnership purposes.

In December 2017, the holder of 100% of the additional Senior Notes tendered such notes in exchange for newly issued registered notes with terms substantially identical in all material respects to the additional Senior Notes (except that the registered notes are not subject to restrictions on transfer). The additional Senior Notes will be treated together with the outstanding Senior Notes as a single class for all purposes under the Indenture.

Sale of the Wiggins Plant

In December 2016, we initiated a plan to sell our 110,000 MTPY production plant located in Wiggins, Mississippi and related assets (the “Wiggins plant”). We sold the Wiggins plant to a third-party buyer for a purchase price of $0.4 million on December 27, 2017, and on December 28, 2017, Enviva Pellets Wiggins, LLC (“Wiggins”), the owner of the Wiggins plant, was dissolved. We recorded a loss on the sale of $0.8 million, net, upon deconsolidation.

At‑the‑Market Offering Program

On August 8, 2016, we filed a prospectus supplement to our shelf registration filed with the U.S. Securities Exchange Act Commission (“SEC”) on June 24, 2016, for the continuous offering of up to $100.0 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of our offerings. In August 2016, we also entered into an equity distribution agreement (the “Equity Distribution Agreement”) with certain managers pursuant to which we may offer and sell common units from time to time through or to one or more of the managers, subject to the terms and conditions set forth in the Equity Distribution Agreement, of up to an aggregate sales amount of $100.0 million (the “ATM Program”).

During the years ended December 31, 2017 and 2016, we sold 71,368 and 358,593, respectively, under the Equity Distribution Agreement for net proceeds of $1.9 million, net of an insignificant amount of commissions, during 2017, and net proceeds of $9.3 million, net of $0.1 million of commissions, during 2016. Accounting and other fees of approximately $0.2 million were offset against the proceeds during 2017. Deferred issuance costs of approximately $0.4 million, primarily consisting of legal, accounting and other fees, were offset against the proceeds during 2016. Net proceeds from sales under the ATM Program were used for general partnership purposes. As of February 16, 2018, $88.6 million of common units remained available for issuance under the ATM Program.

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

Adjusted EBITDA

We view adjusted EBITDA as an important indicator of our financial performance. We define adjusted EBITDA as net income or loss excluding depreciation and amortization, interest expense, income tax expense, early retirement of debt obligations, non‑cash unit compensation expense, asset impairments and disposals, changes in the fair value of derivative instruments and certain items of income or loss that we characterize as unrepresentative of our ongoing operations. Adjusted EBITDA is a supplemental measure used by our management and other users of our financial statements, such as investors, commercial banks and research analysts, to assess the financial performance of our assets without regard to financing methods or capital structure.

Distributable Cash Flow

We define distributable cash flow as adjusted EBITDA less maintenance capital expenditures and interest expense net of amortization of debt issuance costs, debt premium and original issue discounts. We use distributable cash flow as a performance metric to compare the cash‑generating performance of the Partnership from period to period and to compare the cash‑generating performance for specific periods to the cash distributions (if any) that are expected to be paid to our unitholders. We do not rely on distributable cash flow as a liquidity measure.

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

Our definitions of these non‑GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility. Please read Part II, Item 6. “Selected Financial Data—Non‑GAAP Financial Measures” for a reconciliation of each of adjusted gross margin per metric ton, adjusted EBITDA and distributable cash flow to the most directly comparable GAAP financial measure.

Factors Impacting Comparability of Our Financial Results

Our future results of operations and cash flows may not be comparable to our historical consolidated results of operations and cash flows, principally for the following reasons:

Our sponsor contributed its interest in Wilmington to us on October 2, 2017.    Our consolidated financial statements have been retroactively recast to reflect the contribution of our sponsor’s interest in Wilmington as if the contribution had occurred on May 15, 2013, the date Wilmington was originally organized. The recast amounts for the years ended December 31, 2017, 2016 and 2015 primarily include general and administrative expenses associated with terminal development costs incurred during the construction of the Wilmington terminal. We do not expect to incur these costs going forward as the terminal began operations during the fourth quarter of 2016. The amount paid in excess of historical cost is recorded as a deemed dividend to the General Partner.

We increased our production capacity with the Sampson Drop-Down and began deliveries under a new long‑term off‑take contract in December 2016.  In connection with the Sampson Drop‑Down, the First Hancock JV assigned to us a ten‑year, take‑or‑pay off‑take contract with Ørsted (the “Ørsted Contract”). The Ørsted Contract commenced on September 1, 2016 and provides for sales of 360,000 MTPY for the first delivery year and 420,000 MTPY for years two through ten.  In the fourth quarter of 2017, we entered into an amendment to the Ørsted Contract for the supply of an incremental 200,000 MT from late 2018 through mid-2021. Ørsted’s obligations under the Ørsted Contract are guaranteed by its parent, Ørsted A/S. The Ørsted Contract, accompanied by our increased production capacity from the Sampson plant, will have a material effect on our product sales and resulting gross margin.

We issued $300.0 million in aggregate principal amount of senior unsecured notes in a private placement to eligible purchasers.    On November 1, 2016, we and Enviva Partners Finance Corp., a wholly owned subsidiary of the Partnership formed on October 3, 2016 for the purpose of being the co‑issuer of the notes, issued $300.0 million in aggregate principal amount of Senior Notes to eligible purchasers in a private placement under Rule 144A and Regulation S of the Securities Act of 1933, as amended (the “Securities Act”), which resulted in net proceeds of $293.6 million after deducting estimated expenses and underwriting discounts of $6.4 million. On December 14, 2016, a portion of the net proceeds from the Senior Notes Offering, together with cash on hand and the issuance of 1,098,415 unregistered common units at a value of $27.31 per unit, or $30.0 million of common units, to affiliates of John Hancock Life Insurance Company (U.S.A.), funded the consideration payable for the Sampson Drop‑Down. The remainder of the net proceeds from the Senior Notes Offering was used to repay certain outstanding term loan indebtedness under our Senior Secured Credit Facilities.  As a result, our consolidated financial statements reflect the outstanding debt and interest expense associated with the Senior Notes.

We issued $55.0 million in aggregate principal amount of senior unsecured notes in a private placement to eligible purchasers.  On October 10, 2017, we completed the issuance to an institutional investor in a private placement transaction of an additional $55.0 million in aggregate principal amount of Senior Notes. The additional Senior Notes have the same terms as our outstanding Senior Notes. The additional Senior Notes will be treated together with the Senior Notes as a single class for all purposes under the Indenture.

The sale of the additional Senior Notes at a purchase price of $58.4 million resulted in gross proceeds of approximately $60.0 million, after including accrued interest of $2.1 million and deducting estimated expenses of approximately $0.5 million. The proceeds were used to repay borrowings on our revolving credit facility, which were used to fund the Wilmington Drop-Down, and for general partnership purposes.

In December 2017, the holder of 100% of the additional Senior Notes tendered such notes in exchange for newly issued registered notes with terms substantially identical in all material respects to the additional Senior Notes (except that the registered notes are not subject to restrictions on transfer).

We repaid a portion of the Original Credit Facilities and increased the capacity of our revolving credit facility.    On April 9, 2015, we entered into a credit agreement (the “Credit Agreement”) providing for a $199.5 million aggregate principal amount of senior secured credit facilities (the “Original Credit Facilities”). We entered into an assumption agreement on December 11, 2015, providing for $36.5 million of incremental term loan borrowings (the “Incremental Term Borrowings” and, together with the Original Credit Facilities, the “Senior Secured Credit Facilities”) under the Credit Agreement. In October 2016, we entered into a second amendment to the Credit Agreement (the “Second Amendment”), which became effective upon the closing of the Sampson Drop‑Down. Upon the consummation of the Sampson Drop‑Down, a portion of the net proceeds from the Senior Notes Offering, together with cash on hand, was used to repay in full the outstanding principal and accrued interest on the Tranche A‑2 and Tranche A‑4 borrowings and to repay a portion of the outstanding principal and accrued interest on the Tranche A‑1 and Tranche A‑3 borrowings under the Senior Secured Credit Facilities. Following the consummation of the Sampson Drop‑Down and repayment of a portion of the Senior Secured Credit Facilities, the limit under our revolving credit commitments was increased from $25.0 million to $100.0 million pursuant to the Second Amendment.

Revenue and costs for deliveries to customers can vary significantly between periods depending upon the mix of customers and specific shipment and reimbursement for expenses, including the then‑current cost of fuel.    Depending on the specific off‑take contract, shipping terms are either Cost, Insurance and Freight (“CIF”), Cost and Freight (“CFR”) or Free on Board (“FOB”). Under a CIF contract, we procure and pay for shipping costs, which include insurance and all other charges, up to the port of destination for the customer. Under a CFR contract, we procure and pay for shipping costs, which include insurance (excluding marine cargo insurance) and all other charges, up to the port of destination for the customer. Shipping costs under CIF and CFR contracts are included in the price to the customer and, as such, are included in revenue and cost of goods sold. Under FOB contracts, the customer is directly responsible for shipping costs. We have entered into fixed-price shipping contracts with reputable shippers matching the terms and volumes of our contracts for which we are responsible for arranging shipping.

How We Generate Revenue

Overview

We primarily earn revenue by supplying wood pellets to our customers under off‑take contracts, the majority of the commitments under which are long term in nature. We refer to the structure of our contracts as “take‑or‑pay” because they include a firm obligation of the customer to take a fixed quantity of product at a stated price and provisions that ensure we will be compensated in case a customer fails to accept all or a part of the contracted volumes or terminates the contract. Each contract defines the annual volume of wood pellets that a customer is required to purchase and we are required to sell, the fixed price per MT for product satisfying a base net calorific value and other technical specifications. These prices are fixed for the entire term, subject to annual inflation‑based adjustments and price escalators, as well as, in some instances, price adjustments for product specifications and changes in underlying costs. In addition to sales of our product under these long‑term, take‑or‑pay contracts, we routinely sell wood pellets under shorter‑term contracts, which range in volume and tenor and, in some cases, may include only one specific shipment. Because each of our contracts is a bilaterally negotiated agreement, our revenue over the duration of these contracts does not generally follow spot market pricing trends. Our revenue from the sale of wood pellets is recognized when the goods are shipped, title and risk of loss passes to the customer, the sales price to the customer is fixed and determinable, and collectability is reasonably assured.

Depending on the specific off‑take contract, shipping terms are either CIF, CFR or FOB. Under a CIF contract, we procure and pay for shipping costs, which include insurance and all other charges, up to the port of destination for the customer. Under a CFR contract, we procure and pay for shipping costs, which include insurance (excluding marine cargo insurance) and all other charges, up to the port of destination for the customer. Shipping costs under CIF and CFR contracts are included in the price to the customer and, as such, are included in revenue and cost of goods sold. Under FOB contracts, the customer is directly responsible for shipping costs. Our customer shipping terms, as well as the timing and size of shipments during the year, can result in material fluctuations in our revenue recognized between periods but generally have little impact on gross margin.

The majority of the wood pellets we supply to our customers is produced at our production plants, the sales of which are included in “Product Sales.” We also fulfill our contractual commitments and take advantage of dislocations in market supply and demand by purchasing from and selling to third‑party market participants, including, in some cases, our customers. In these back‑to‑back transactions where title and risk of loss are immediately transferred to the ultimate purchaser, revenue is recorded net of costs paid to the third‑party supplier. This revenue is included in “Other revenue.”

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

Contracted Backlog

As of February 15, 2018, we had approximately $5.8 billion of product sales backlog for firm contracted product sales to power generators compared to approximately $5.7 billion as of February 1, 2017. Backlog represents the revenue to be recognized under existing contracts assuming deliveries occur as specified in the contract. Contracted future product sales denominated in foreign currencies, excluding revenue hedged with foreign currency forward contracts, are included in U.S. Dollars at February 1, 2018 forward rates. Please read Part II, Item 8. “Financial Statements and Supplementary Data—Derivative Instruments” for more information regarding our foreign currency forward contracts.

Our expected future product sales revenue under our contracted backlog as of February 15, 2018 is as follows (in millions):

Period from February 15, 2018 to December 31, 2018	$523
Year ending December 31, 2019	582
Year ending December 31, 2020 and thereafter	4,691
Total product sales contracted backlog	$5,796

Costs of Conducting Our Business

Cost of Goods Sold

Cost of goods sold includes the costs to produce and deliver our wood pellets to customers. The principal expenses incurred to produce and deliver our wood pellets consist of raw material, production and distribution costs.

We have strategically located our plants in the Southeastern United States, a region with plentiful wood fiber resources. We manage the supply of raw materials into our plants through a mixture of short‑term and long‑term contracts. Delivered wood fiber costs include stumpage as well as harvesting, transportation and, in some cases, size reduction services provided by our suppliers. The majority of our product volumes are sold under off-take contracts that include cost pass‑through mechanisms to mitigate increases in raw material and distribution costs.

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

Distribution costs include all transportation costs from our plants to our port locations, any storage or handling costs while the product remains at port and shipping costs related to the delivery of our product from our port locations to our customers. Both the strategic location of our plants and our ownership or control of our deep-water terminals have allowed for the efficient and cost‑effective transportation of our wood pellets. We seek to mitigate shipping risk by entering into long‑term, fixed‑price shipping contracts with reputable shippers matching the terms and volumes of our off‑take contracts pursuant to which we are responsible for arranging shipping. Certain of our off‑take contracts include pricing adjustments for volatility in fuel prices, which allow us to pass the majority of the fuel price risk associated with shipping through to our customers.

Additionally, as deliveries are made, we amortize the purchase price of acquired customer contracts that were recorded as intangible assets during the applicable contract term.

Raw material, production and distribution costs associated with delivering our wood pellets to our owned and leased marine terminals and related- and third‑party wood pellet purchase costs are capitalized as a component of inventory. Fixed production overhead, including the related depreciation expense, is allocated to inventory based on the normal capacity of the facilities. These costs are reflected in cost of goods sold when inventory is sold. Distribution costs associated with shipping our wood pellets to our customers and amortization of favorable acquired customer contracts are expensed as incurred. Our inventory is recorded using the first-in, first-out method (“FIFO”), which requires the use of judgment and estimates. Given the nature of our inventory, the calculation of cost of goods sold is based on estimates used in the valuation of the FIFO inventory and in determining the specific composition of inventory that is sold to each customer.

General and Administrative Expenses

We and our General Partner are party to a Management Services Agreement (the “MSA”) with Enviva Management. Under the MSA, direct or indirect internal or third‑party expenses incurred are either directly identifiable or allocated to us. Enviva Management estimates the percentage of employee salaries and related benefits, third‑party costs, office rent and expenses and any other overhead costs to be provided to us. Each month, Enviva Management allocates the actual costs accumulated in the financial accounting system using these estimates. Enviva Management also charges us for any directly identifiable costs such as goods or services provided at our request. We believe Enviva Management’s assumptions and allocations have been made on a reasonable basis and are the best estimate of the costs that we would have incurred on a stand‑alone basis.

Our consolidated financial statements have been recast to reflect the contribution of our sponsor’s interest in Wilmington as if the contribution had occurred on May 15, 2013, the date Wilmington was originally organized. We do not develop plants or ports within the Partnership and therefore we do not incur startup and commissioning costs or overhead costs related to construction activities. Prior to the consummation of the Wilmington Drop‑Down, Wilmington incurred general and administrative costs related to development activities which included startup and commissioning activities prior to beginning production as well as incremental overhead costs related to construction activities. We do not expect to incur these costs going forward.

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

	Year Ended
	December 31,
	2017	2016 (Recast)	Change
	(in thousands)
Product sales	$522,250	$444,489	$77,761
Other revenue (1)	20,971	19,787	1,184
Net revenue	543,221	464,276	78,945
Cost of goods sold, excluding depreciation and amortization (1)	419,616	357,418	62,198
Loss on disposal of assets	4,899	2,386	2,513
Depreciation and amortization	39,904	27,700	12,204
Total cost of goods sold	464,419	387,504	76,915
Gross margin	78,802	76,772	2,030
General and administrative expenses (1)	30,107	33,098	(2,991)
Disposal and impairment of assets held for sale	827	9,991	(9,164)
Total general and administrative	30,934	43,089	(12,155)
Income from operations	47,868	33,683	14,185
Interest expense	(31,744)	(15,643)	(16,101)
Related-party interest expense	—	(578)	578
Early retirement of debt obligation	—	(4,438)	4,438
Other (expense) income	(1,751)	439	(2,190)
Net income	14,373	13,463	910
Less net loss attributable to noncontrolling partners’ interests	3,140	5,804	(2,664)
Net income attributable to Enviva Partners, LP	$17,513	$19,267	$(1,754)
(1) See Part II, Item 8. “Financial Statements and Supplementary Data—Note 13, Related-Party Transactions

Product sales

Revenue related to product sales (either produced by us or procured from a third party) increased to $522.3 million in 2017 from $444.5 million in 2016. The $77.8 million increase was largely attributable to greater sales volumes, primarily relating to tons sold under the contract acquired in connection with the Sampson Drop-Down. In 2017, we sold 2,724,000 MT of wood pellets compared to 2,346,000 in 2016, a 16% increase.

Other revenue

Other revenue increased to $21.0 million for the year ended December 31, 2017 compared to $19.8 million for the year ended December 31, 2016. The $1.2 million increase was primarily attributable to a $2.8 million increase in related-party terminal services as a result of the Wilmington Drop-Down. Other revenue includes sales of wood pellets sourced from third-party pellet producers and delivered to our customers. In these back-to-back transactions, title and risk of loss immediately transfers to the ultimate purchasers; accordingly, such transactions are presented on a net basis. Other revenue also includes revenue derived from terminal services.

Cost of goods sold

Cost of goods sold increased to $464.4 million for the year ended December 31, 2017 from $387.5 million for the year ended December 31, 2016. The $76.9 million increase was primarily attributable to an increase in sales volumes and depreciation expense. In 2017, there was approximately $12.6 million of incremental depreciation expense, related to machinery and equipment at the Sampson plant and Wilmington terminal.

Loss on disposal of assets

We incurred $4.9 million and $2.4 million of expense associated with the disposal of assets during the years ended December 31, 2017 and 2016, respectively, which was primarily attributable to the disposal of assets replaced in connection with growth and maintenance capital projects at two of our plants.

Gross margin

We earned gross margin of $78.8 million and $76.8 million for the years ended December 31, 2017 and 2016, respectively. The gross margin increase of $2.0 million was primarily attributable to the following:

•

A $14.2 million increase in gross margin due to higher sales volumes. Our wood pellet sales volumes increased by approximately 378,000 MT during 2017 as compared to 2016, representing a 16% increase, which is principally attributable to sales under the contract acquired in connection with the Sampson Drop-Down.

•	A $1.4 million increase in gross margin during 2017 as compared to 2016 due primarily to lower raw material costs during 2017 as compared to 2016.
•	A $0.8 million increase in gross margin due to lower amortization costs as acquired contracts reach the end of their respective contract terms.

Offsetting the above was:

•

An increase in depreciation expense during 2017, which decreased gross margin by $13.0 million as compared to 2016. The increase in depreciation expense primarily related to machinery and equipment at the Sampson plant and Wilmington terminal.

•

An increase of $2.5 million in loss on the disposal of assets during 2017, which is primarily attributable to the disposal of assets replaced in connections with growth and maintenance capital projects at our wood pellet production plants.

•	A $0.4 million decrease in gross margin due to the mix of customer and shipping contracts during 2017 as compared to 2016.

Adjusted gross margin per metric ton

	Year Ended December 31,
	2017	2016 (Recast)	Change
	(in thousands except per metric ton)
Metric tons sold	2,724	2,346	378
Gross margin	$78,802	$76,772	$2,030
Loss on disposal of assets	4,899	2,386	2,513
Depreciation and amortization	39,904	27,700	12,204
Adjusted gross margin	$123,605	$106,858	$16,747
Adjusted gross margin per metric ton	$45.38	$45.55	$(0.17)

We earned an adjusted gross margin of $123.6 million, or $45.38 per metric ton, for the year ended December 31, 2017 and an adjusted gross margin of $106.9 million, or $45.55 per metric ton, for the year ended December 31, 2016. The factors impacting adjusted gross margin are detailed above under the heading “Gross margin.”

General and administrative expenses

General and administrative expenses were $30.1 million for the year ended December 31, 2017 and $33.1 million for the year ended December 31, 2016. During the year ended December 31, 2017, general and administrative expenses included allocated expenses of $14.6 million that were incurred under the MSA, $0.2 million related to development activities prior to the Wilmington Drop-Down, $6.7 million of direct expenses, $5.0 million of non‑cash unit compensation expense associated with unit‑based awards and $3.5 million related to acquisition transaction expenses. During the year ended December 31, 2016, we incurred $14.2 million under the MSA, $2.4 million and $7.0 million related to development activities prior to the Wilmington Drop-Down and the Sampson Drop‑Down, respectively, $4.5 million of direct expenses, $4.2 million of non‑cash unit compensation expense associated with unit‑based awards, and $0.8 million of expenses related to acquisition transaction expenses.

Disposal and impairment of assets held for sale

During the year ended December 31, 2017, we recorded a loss on the sale of $0.8 million, net, upon deconsolidation of the Wiggins plant. For more information, please read “—Recent Developments—Sale of Wiggins Plant” above. During the year ended December 31, 2016, we incurred a $10.0 million non-cash impairment charge related to the sale of the Wiggins plant.

Interest expense

We incurred $31.7 million of interest expense during the year ended December 31, 2017 and $15.6 million during the year ended December 31, 2016. The increase in interest expense from the prior year was primarily attributable to our increase in long‑term debt outstanding. Please read “—Senior Notes Due 2021” below.

Related-party interest expense

On December 11, 2015, under our Senior Secured Credit Facilities, we obtained incremental borrowings in the amount of $36.5 million and Enviva FiberCo, LLC, a wholly owned subsidiary of our sponsor (“FiberCo”), became a lender with the purchase of $15.0 million aggregate principal amount of the incremental borrowings. On June 30, 2016, FiberCo assigned all of its rights and obligations in its capacity as a lender to a third party. During 2016, we incurred $0.4 million of related-party interest expense associated with this related-party debt. We did not incur related‑party interest expense during 2017. Please read “—Senior Secured Credit Facilities” below.

Early retirement of debt obligation

We incurred a $4.4 million charge during the year ended December 31, 2016 for the partial write‑off of debt issuance costs and original issue discount associated with the existing Senior Secured Credit Facilities. The amounts were amortized over the term of the debt and were expensed on December 14, 2016 when we repaid $158.1 million outstanding under the existing Senior Secured Credit Facilities.

Other (expense) income

Certain cash flow hedges related to foreign currency exchange risk previously designated as hedges ceased to qualify for hedge accounting treatment and we discontinued hedge accounting for such hedge transactions on December 31, 2017. A $1.6 million loss included in accumulated other comprehensive income was reclassified to other expense.

Adjusted EBITDA

	Year Ended December 31,
	2017	2016 (Recast)	Change
	(in thousands)
Reconciliation of adjusted EBITDA to net income:
Net income	$14,373	$13,463	$910
Add:
Depreciation and amortization	40,361	27,735	12,626
Interest expense	31,744	16,221	15,523
Early retirement of debt obligation	—	4,438	(4,438)
Non-cash unit compensation expense	5,014	4,230	784
Asset impairments and disposals	5,726	12,377	(6,651)
Changes in the fair value of derivative instruments	1,565	—	1,565
Transaction expenses	3,598	827	2,771
Adjusted EBITDA	$102,381	$79,291	$23,090

We generated adjusted EBITDA of $102.4 million for the year ended December 31, 2017 compared to $79.3 million for the year ended December 31, 2016. The $23.1 million increase in adjusted EBITDA was attributable to the $16.7 million increase in adjusted gross margin described above and a decrease in general and administrative expenses primarily attributable to the $2.4 million and $7.0 million of development activities related to the Wilmington terminal and Sampson plant, respectively, incurred during 2016.

Distributable cash flow

The following is a reconciliation of adjusted EBITDA to distributable cash flow:

	Year Ended December 31,
	2017	2016 (Recast)	Change
	(in thousands)
Adjusted EBITDA	$102,381	$79,291	$23,090
Less:
Interest expense, net of amortization of debt issuance costs, debt premium and original issue discount	30,297	14,329	15,968
Maintenance capital expenditures	4,353	5,187	(834)
Distributable cash flow attributable to Enviva Partners, LP	67,731	59,775	7,956
Less: Distributable cash flow attributable to incentive distribution rights	3,398	1,077	2,321
Distributable cash flow attributable to Enviva Partners, LP limited partners	$64,333	$58,698	$5,635

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

	Year Ended December 31,
	2016 (Recast)	2015 (Recast)	Change
	(in thousands)
Product sales	$444,489	$450,980	$(6,491)
Other revenue (1)	19,787	6,394	13,393
Net revenue	464,276	457,374	6,902
Cost of goods sold, excluding depreciation and amortization (1)	357,418	365,061	(7,643)
Loss on disposal of assets	2,386	2,081	305
Depreciation and amortization	27,700	30,692	(2,992)
Total cost of goods sold	387,504	397,834	(10,330)
Gross margin	76,772	59,540	17,232
General and administrative expenses (1)	33,098	23,922	9,176
Impairment of assets held for sale	9,991	—	9,991
Total general and administrative expenses	43,089	23,922	19,167
Income from operations	33,683	35,618	(1,935)
Interest expense	(15,643)	(10,558)	(5,085)
Related-party interest expense	(578)	(1,154)	576
Early retirement of debt obligation	(4,438)	(4,699)	261
Other income (expense)	439	979	(540)
Net income (loss) before income tax expense	13,463	20,186	(6,723)
Income tax expense	—	2,623	(2,623)
Net income	13,463	17,563	(4,100)
Less net loss attributable to noncontrolling partners’ interests	5,804	2,859	2,945
Net income attributable to Enviva Partners, LP	$19,267	$20,422	$(1,155)
(1) See Part II, Item 8. “Financial Statements and Supplementary Data—Note 13, Related-Party Transactions

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

Other revenue

Other revenue increased to $19.8 million for the year ended December 31, 2016 compared to $6.4 million for the year ended December 31, 2015. The $13.4 million increase was primarily attributable to the following:

•

A $7.2 million increase in fees received from third‑party pellet producers who had committed to purchase shipments of wood pellets from us on a short‑term basis to meet volume, quality or sustainability commitments under their customer contracts. The third‑party pellet producers cancelled shipments in return for make‑whole payments.

•

A $4.4 million increase in fees earned for modifications to scheduled shipments as well as shipments purchased from and sold to third‑party market participants, including, in some cases, our customers. These back‑to‑back transactions, in which title and risk of loss immediately transferred to the ultimate purchasers, are presented on a net basis.

•	A $1.7 million increase for a payment received from a third‑party supplier as a result of its decision to terminate a short‑term wood pellet supply agreement.

Cost of goods sold

Cost of goods sold decreased to $387.5 million for the year ended December 31, 2016 from $397.8 million for the year ended December 31, 2015. The $10.3 million decrease was primarily attributable to lower raw material and production costs and lower amortization expense as acquired customer contracts reach the end of their respective contract terms.

Gross margin

We earned gross margin of $76.8 million and $59.5 million for the years ended December 31, 2016 and 2015, respectively. The gross margin increase of $17.2 million was primarily attributable to the following:

•	A $13.4 million increase in Other revenues as described above.
•

The favorable cost position of our wood pellets, excluding production from our Sampson plant, during the year ended December 31, 2016 as compared to the year ended December 31, 2015 increased gross margin by $4.9 million. The cost improvements primarily related to increased plant utilization, lower raw material costs and lower fuel costs that reduced our to‑port logistics costs for all plants during 2016 as compared to 2015.

•

A $3.0 million decrease in depreciation and amortization expense during the year ended December 31, 2016 as compared to the year ended December 31, 2015 attributable to lower amortization expense as acquired customer contracts reach the end of their respective contract terms.

Offsetting the above was:

•	A $1.8 million decrease in estimated incremental costs to deliver a shipment that we purchased back from a customer and sold to another customer during the fourth quarter of 2016.
•	A $2.1 million decrease in gross margin due to the cost position of our Sampson plant during its first months of production.

Adjusted gross margin per metric ton

	Year Ended December 31,
	2016 (Recast)	2015 (Recast)	Change
	(in thousands except per metric ton)
Metric tons sold	2,346	2,374	(28)
Gross margin	$76,772	$59,540	$17,232
Loss on disposal of assets	2,386	2,081	305
Depreciation and amortization	27,700	30,692	(2,992)
Adjusted gross margin	$106,858	$92,313	$14,545
Adjusted gross margin per metric ton	$45.55	$38.89	$6.66

We earned an adjusted gross margin of $106.9 million, or $45.55 per metric ton, for the year ended December 31, 2016 and an adjusted gross margin of $92.3 million, or $38.89 per metric ton, for the year ended December 31, 2015. The factors impacting adjusted gross margin are detailed above under the heading “Gross margin.”

General and administrative expenses

General and administrative expenses were $33.1 million for the year ended December 31, 2016 and $23.9 million for the year ended December 31, 2015. During the year ended December 31, 2016, general and administrative expenses included allocated expenses of $14.2 million that were incurred under the MSA, $2.4 and $7.0 million related to development activities prior to the Wilmington Drop-Down and the Sampson Drop‑Down, respectively, $4.5 million of direct expenses, $4.2 million of non‑cash unit compensation expense associated with unit‑based awards and $0.8 million related to acquisition transaction expenses. During the year ended December 31, 2015, we incurred $16.2 million under the MSA, $0.6 million and $1.6 million related to development activities prior to the Wilmington Drop-Down and Sampson Drop‑Down, respectively, $3.6 million of direct expenses, $0.7 million of compensation expense associated with unit‑based awards, $0.4 million of accounting, legal and other expenses related to our Reorganization activities and $0.9 million of expenses related to acquisition transaction expenses.

Impairment of assets held for sale

During the year ended December 31, 2016, we incurred a $10.0 million non‑cash impairment charge related to the sale of the Wiggins plant.

Interest expense

We incurred $15.6 million of interest expense during the year ended December 31, 2016 and $10.6 million during the year ended December 31, 2015. On November 1, 2016, the proceeds from the Senior Notes were deposited into an escrow account pending completion of the Sampson Drop‑Down. On December 14, 2016, a portion of the proceeds, together with cash on hand, were used to repay a portion of the Senior Secured Credit Facilities. As a result, we incurred interest expense on both the Senior Notes and the Senior Secured Credit Facilities during the escrow period. Please read “—Senior Notes Due 2021” below.

Related-party interest expense

We incurred $0.6 million of related-party interest expense during the year ended December 31, 2016 and $1.2 million of related-party interest expense during the year ended December 31, 2015. On December 11, 2015, under our Senior Secured Credit Facilities, we obtained incremental borrowings in the amount of $36.5 million. FiberCo became a lender with the purchase of $15.0 million aggregate principal amount of the incremental borrowing advances. On June 30, 2016, FiberCo assigned all of its rights and obligations in its capacity as a lender to a third party. During the year ended December 31, 2016, we incurred $0.4 million of related-party interest expense associated with this related-party debt.

In connection with the January 5, 2015 acquisition of Cottondale (formerly owned by Green Circle), the sponsor made a term advance of $36.7 million to Cottondale under a revolving note and advanced Acquisition II $50.0 million under a note payable. Cottondale repaid $4.8 million of the outstanding principal of the term advance in March 2015. As a result of the sponsor’s contribution of Acquisition II, which owned Cottondale, to the Partnership on April 9, 2015, we recorded $81.9 million of outstanding principal and $0.9 million of accrued interest related to the term advance and note payable. In connection with the closing of the IPO on May 4, 2015, we repaid the term advance and note payable outstanding principal of $81.9 million and accrued interest of $1.1 million to the sponsor. We incurred $1.1 million of related-party interest expense for the term advance and note payable for the year ended December 31, 2015.

Early retirement of debt obligation

We incurred a $4.4 million charge during the year ended December 31, 2016 for the partial write‑off of debt issuance costs and original issue discount associated with the existing Senior Secured Credit Facilities. The amounts were amortized over the term of the debt and were expensed on December 14, 2016 when we repaid $158.1 million outstanding under the existing Senior Secured Credit Facility.

We incurred a $4.7 million charge during the year ended December 31, 2015 for the write‑off of debt issuance costs and original issue discount associated with the $120.0 million aggregate principal amount of senior secured credit facilities (the “Prior Senior Secured Credit Facilities”). The amounts were amortized over the term of the debt and were expensed on April 9, 2015 when we repaid all amounts outstanding under the Prior Senior Secured Credit Facilities.

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

Adjusted EBITDA

	Year Ended December 31,
	2016 (Recast)	2015 (Recast)	Change
	(in thousands)
Reconciliation of adjusted EBITDA to net income:
Net income	$13,463	$17,563	$(4,100)
Add:
Depreciation and amortization	27,735	30,738	(3,003)
Interest expense	16,221	11,712	4,509
Early retirement of debt obligation	4,438	4,699	(261)
Purchase accounting adjustment to inventory	—	697	(697)
Non-cash unit compensation expense	4,230	704	3,526
Income tax expense	—	2,623	(2,623)
Asset impairments and disposals	12,377	2,081	10,296
Transaction expenses	827	893	(66)
Adjusted EBITDA	$79,291	$71,710	$7,581

We generated adjusted EBITDA of $79.3 million for the year ended December 31, 2016 compared to $71.7 million for the year ended December 31, 2015. The $7.6 million improvement in adjusted EBITDA was primarily attributable to the $14.5 million increase in adjusted gross margin discussed in further detail above. Offsetting the increase to adjusted gross margin was a $7.3 million increase in general and administrative expenses related to development activities prior to the Wilmington Drop-Down and the Sampson Drop‑Down as discussed above under “—General and administrative expenses.”

Distributable cash flow

The following is a reconciliation of adjusted EBITDA to distributable cash flow:

	Year Ended December 31,
	2016 (Recast)	2015 (Recast)	Change
	(in thousands)
Adjusted EBITDA	$79,291	$71,710	$7,581
Less:
Interest expense, net of amortization of debt issuance costs, debt premium costs and original issue discount	14,329	10,106	4,223
Maintenance capital expenditures	5,187	4,359	828
Distributable cash flow to Enviva Partners, LP limited partners	59,775	57,245	2,530
Less: Distributable cash flow attributable to incentive distribution rights	1,077	—	1,077
Distributable cash flow attributable to Enviva Partners, LP limited partners	$58,698	$57,245	$1,453

Liquidity and Capital Resources

Overview

Our principal liquidity requirements for 2017 were to fund working capital, service our debt, maintain cash reserves, finance growth and maintenance capital expenditures, pay distributions and fund a portion of the Wilmington Drop‑Down. We met our liquidity needs in 2017 with a combination of funds generated through operations, net proceeds from the sales of our additional Senior Notes, borrowings under our revolving credit commitments and proceeds from the sales of common units under our ATM Program.

Our principal liquidity requirements for the year ended December 31, 2016 were to fund working capital, service our debt, maintain cash reserves, finance growth and maintenance capital expenditures, pay distributions and fund a portion of the Sampson Drop‑Down. We met our liquidity needs in 2016 with a combination of funds generated through operations, net proceeds from the Senior Notes Offering, borrowings under our revolving credit commitments and proceeds from the sales of common units under our ATM Program.

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

Our minimum quarterly distribution is $0.4125 per common and subordinated unit per quarter, which equates to approximately $10.9 million per quarter, or approximately $43.4 million per year, based on the number of common and subordinated units outstanding as of February 16, 2018, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses. Because it is our intent to distribute at least the minimum quarterly distribution on all of our units on a quarterly basis, we expect that we will rely upon external financing sources, including bank borrowings and the issuance of debt and equity securities, to fund future acquisitions and expansions.

Non‑Cash Working Capital

Non‑cash working capital is the amount by which current assets, excluding cash, exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. Our non‑cash working capital was $34.6 million at December 31, 2017 and $45.9 million at December 31, 2016. The primary components of changes in non‑cash working capital were the following:

Accounts receivable, net and related-party receivables

Accounts receivable, net and related-party receivables decreased non‑cash working capital by $1.3 million during the year ended December 31, 2017 as compared to December 31, 2016. The decrease in accounts receivable was primarily attributable to the number of shipments from our own production plants and shipments purchased and sold during December 2017. Related-party receivables at December 31, 2017 included $4.9 million due from the First Hancock JV related to the Sampson Drop-Down and the Wilmington Drop‑Down.

Inventories

Our inventories consist of raw materials, work‑in‑process, consumable tooling and finished goods. Inventories decreased to $23.5 million at December 31, 2017 from $29.9 million at December 31, 2016. The decrease in inventory was attributable to a $5.5 million decrease in finished goods inventory due to the timing, volume and size of product shipments and a $3.2 million decrease in raw material inventories to support the reliability of our planned production levels. The decrease in inventory was partially offset by a $2.3 million increase in consumable tooling and spare parts inventory.

Assets held for sale

Assets held for sale decreased $3.0 million at December 31, 2017. At December 2016, we initiated a plan to sell the Wiggins plant and reflected $3.0 million as the carrying amount of the assets held for sale. We sold the Wiggins plant to a third-party buyer on December 27, 2017, and on December 28, 2017, Wiggins was dissolved and deconsolidated.

Accounts payable, related-party payables, accrued liabilities and related-party accrued liabilities

The decrease in accounts payable, related-party payables, accrued liabilities and related-party accrued liabilities at December 31, 2017 as compared to December 31, 2016 increased non‑cash working capital by $3.1 million and was primarily attributable to a decrease in shipping and trading sales liabilities due to timing and volume of product shipments. Related-party payables at December 31, 2017 included $19.6 million related to the MSA, compared to $10.9 million related to the MSA at December 31, 2016. The increase is attributable to the timing of payments at year end.

Current portion of interest payable

An increase in the current portion of interest payable at December 31, 2017 compared to December 31, 2016 decreased non-cash working capital by $0.6 million. The current portion of interest payable is primarily related to accrued interest on our Senior Notes. Please read “—Senior Notes Due 2021” below.

Current portion of long-term debt and capital lease obligations

An increase in the current portion of long-term debt and capital lease obligations at December 31, 2017 compared to December 31, 2016 decreased non-cash working capital by $2.0 million due to payments related to the Senior Secured Credit Facilities.

Cash Flows

The following table sets forth a summary of our net cash flows from operating, investing and financing activities for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016 (Recast)	2015 (Recast)

	(in thousands)
Net cash provided by operating activities	$87,095	$55,804	$65,857
Net cash used in investing activities	(28,601)	(111,124)	(103,490)
Net cash (used in) provided by financing activities	(58,436)	53,658	39,173
Net increase (decrease) in cash and cash equivalents	$58	$(1,662)	$1,540

Cash Provided by Operating Activities

Net cash provided by operating activities was $87.1 million, $55.8 million and $65.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. The changes were primarily attributable to the following:

•

A $30.5 million favorable change in operating assets and liabilities during the year ended 2017 compared to 2016 primarily attributable to a decrease in accounts receivable, net, related-party receivables and inventories. The favorable change was partially offset by a decrease in accounts payable, related-party payables and accrued liabilities. The change was primarily attributable to the timing, volume and size of product shipments.
•

A $14.9 million unfavorable change in operating assets and liabilities during the year ended 2016 compared to 2015 primarily attributable to an increase in accounts receivable, net. The accounts receivable, net, increase was due to the number of shipments from our own production plants and shipments purchased and sold during December 2016 combined with partially loaded shipments at the end of 2016 for which title and risk of loss had passed to the customer. The increase in accounts receivable, net, was partially offset by an increase in accrued expenses primarily attributable to the aforementioned shipments and purchase and sale transactions.

Cash Used in Investing Activities

Net cash used in investing activities was $28.6 million, $111.1 million and $103.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. The cash used in investing activities from the year ended December 31, 2016 and 2015 related primarily to the construction of the Sampson plant and Wilmington terminal. Of the $28.7 million used for property, plant and equipment during the year ended December 31, 2017, approximately $5.7 million related to projects intended to increase the production capacity of our plants and $4.4 million was used to maintain our equipment and machinery. Of the remaining amount in 2017, $10.2 million was used for the construction of the Sampson plant and $8.4 million was used for the construction of the Wilmington terminal.

Cash (Used in) Provided by Financing Activities

Net cash (used in) provided by financing activities was $(58.4) million, $53.7 million and $39.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. Net cash used in financing activities during the year ended December 31, 2017 related primarily to distributions paid to our unitholders of $64.3 million, distributions to our sponsor of $55.9 million related to the Wilmington Drop-Down and $83.0 million of repayments, net, on our debt and capital lease obligations. The net cash used in financing activities was partially offset by proceeds of $60.0 million from the additional Senior Notes and $72.0 million of borrowings under our revolving credit commitments.

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

Net cash provided by financing activities during the year ended December 31, 2015 related primarily to borrowings under our Senior Secured Credit Facilities of $230.1 million and IPO proceeds of $215.1 million. Also contributing to net cash provided by financing activities were capital contributions made by the First Hancock JV prior to the Wilmington Drop-Down and the Sampson Drop-Down of $43.6 million and $62.0 million, respectively. These amounts were partially offset by $199.6 million of repayments, net, to our debt and capital lease obligations, $297.2 million in distributions to our sponsor and the payment of cash distributions to unitholders of $16.9 million.

Senior Notes Due 2021

On November 1, 2016, we and our wholly owned subsidiary, Enviva Partners Finance Corp. (together, the “Issuers”), Wilmington Trust, National Association, as trustee, and the guarantors thereto entered into an indenture, as amended or supplemented (the “Indenture”), pursuant to which we issued $300.0 million in aggregate principal amount of Senior Notes to eligible purchasers (the “Senior Notes Offering”) in a private placement under the Securities Act, which resulted in net proceeds of $293.6 million after deducting expenses and underwriting discounts of $6.4 million. On December 14, 2016, a portion of the net proceeds from the Senior Notes, together with cash on hand and the issuance of $30.0 million in common units to the First Hancock JV, funded the consideration payable in connection with the Sampson Drop‑Down. The remainder of the net proceeds from the Senior Notes was used to repay certain outstanding term loan indebtedness under our Senior Secured Credit Facilities. We were in compliance with the covenants and restrictions associated with, and no events of default existed under, the Indenture as of December 31, 2017. The Senior

Notes are guaranteed jointly and severally, on a senior unsecured basis by substantially all of our existing subsidiaries and our future restricted subsidiaries that guarantee certain of our indebtedness. In August 2017, holders of 100% of the Senior Notes tendered such notes in exchange for newly issued registered notes with terms substantially identical in all material respects to the Senior Notes (except that such registered notes are not subject to restrictions on transfer).

On October 10, 2017, pursuant to the Indenture, the Issuers issued and sold an additional $55.0 million in aggregate principal amount of the Senior Notes to a purchaser (the “Additional Notes Purchaser”) at 106.25% of par value plus accrued interest from May 1, 2017. The additional Senior Notes were issued pursuant to the Indenture and have the same terms as the Senior Notes. The sale of the additional Senior Notes resulted in gross proceeds to the Issuers of approximately $60.0 million. The proceeds were used to repay borrowings under the Partnership’s revolving credit commitments under the Senior Secured Credit Facilities, which were used to fund the Wilmington Drop-Down, and for general partnership purposes.

In December 2017, the Additional Notes Purchaser tendered such notes in exchange for newly issued registered notes with terms substantially identical in all material respects to the Senior Notes (except that the registered notes are not subject to restrictions on transfer). The additional Senior Notes will be treated together with the Senior Notes as a single class for all purposes under the Indenture. We recorded $0.9 million in issue discounts and costs and $3.4 million in premiums associated with the issuance of the additional Senior Notes, which have been recorded as a net addition to long-term debt and capital lease obligations.

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

On December 11, 2015, FiberCo became a lender pursuant to the Credit Agreement with a purchase of $15.0 million aggregate principal amount of the Tranche A-4 borrowings, net of a 1.0% lender fee. On June 30, 2016, FiberCo assigned all of its rights and obligations in its capacity as a lender to a third party. The Partnership recorded $0 and $0.4 million as interest expense related to this indebtedness during the three and nine months ended September 30, 2016, respectively.

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

On December 14, 2016, proceeds from the Senior Notes were used to repay all outstanding indebtedness, including accrued interest, in the amount of $74.7 million for Tranche A‑2 and $26.5 million for Tranche A‑4 under the Senior Secured Credit Facilities and to repay a portion of the outstanding indebtedness, including accrued interest, in the amount of $53.6 million for Tranche A‑1 and $5.1 million for Tranche A‑3, under the Senior Secured Credit Facilities. For the year ended December 31, 2017, the Partnership recorded a $4.4 million loss on early retirement of debt obligations related to the repayments.

The Senior Secured Credit Facilities mature in April 2020. Borrowings under the Senior Secured Credit Facilities bear interest, at our option, at either a base rate plus an applicable margin or at a Eurodollar rate (with a 1.00% floor for term loan borrowings) plus an applicable margin. Principal and interest are payable quarterly.

We had $4.0 million outstanding under the letter of credit facility as of December 31, 2017. The letter of credit was issued in connection with a contract between us and a third party, in the ordinary course of business. The amount required to be secured with the letter of credit under the contract may be adjusted or cancelled based on the specific third‑party contract terms. The amount outstanding as of December 31, 2017 is subject to automatic extensions through the termination date of the letter of credit facility. The letter of credit is not cash collateralized, and there are no unreimbursed drawings under the letter of credit as of December 31, 2017. On January 11, 2018, the letter of credit was cancelled as it was no longer contractually required.

The Credit Agreement contains certain covenants, restrictions and events of default including, but not limited to, a change of control restriction and limitations on our ability to (i) incur indebtedness, (ii) pay dividends or make other distributions, (iii) prepay, redeem or repurchase certain debt, (iv) make loans and investments, (v) sell assets, (vi) incur liens, (vii) enter into transactions with affiliates, (viii) consolidate or merge and (ix) assign certain material contracts to third parties or unrestricted subsidiaries. An event of default could result in the acceleration of our obligation to repay our borrowings and may cause a net settlement of our derivative instruments with the respective counterparties. We will be restricted from making distributions if an event of default exists under the Credit Agreement or if the interest coverage ratio (determined as the ratio of consolidated EBITDA, as defined in the Credit Agreement, to consolidated interest expense, determined quarterly) is less than 2.25:1.00 at such time.

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

As of December 31, 2017, our Total Leverage Ratio was 3.67:1.00, as calculated in accordance with the Credit Agreement, which was less than the maximum ratio of 4.75:1.00. As of December 31, 2017, we were in compliance with all covenants and restrictions associated with, and no events of default existed under, the Credit Agreement. Our obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and secured by liens on substantially all of our and their assets.

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

During the year ended December 31, 2017, we sold 71,368 common units under the Equity Distribution Agreement for net proceeds of $1.9 million, net of an insignificant amount of commissions. Accounting and other fees of approximately $0.2 million were offset against the proceeds during 2017. Net proceeds from sales under the ATM Program were used for general partnership purposes. As of February 16, 2018, $88.6 million remained available for issuance under the ATM Program.

Contractual Obligations

The following table presents our contractual obligations and other commitments as of December 31, 2017:
					2023 and
Contractual Obligations	Total	2018	2019 - 2020	2021 - 2022	Beyond
	(in thousands)
Long-term debt(1)	$399,756	$4,927	$39,829	$355,000	$—
Other loans and capital leases	5,158	3,283	1,382	493	—
Operating leases	76,087	3,737	5,567	5,258	61,525
Interest expense(2)	123,794	33,171	64,430	26,193	—
Purchase obligations(3)	3,514	3,514	—	—	—
Shipping commitments (4)	443,584	58,690	115,194	117,479	152,221
Other purchase commitments(5)	202,971	31,034	74,371	90,992	6,574
	$1,254,864	$138,356	$300,773	$595,415	$220,320

(1)

Our long‑term debt as of December 31, 2017 consisted of $352.2 million of outstanding indebtedness, increased by a premium of $3.2 million and offset by an unamortized discount and debt issuance costs of $6.0 million, under our Senior Notes, and $43.6 million of outstanding indebtedness, offset by an unamortized discount and debt issuance costs of $1.1 million, under our Senior Secured Credit Facilities.

(2)

The cash obligations for interest expense reflect, as of December 31, 2017, (i) interest expense related to $355.0 million of Senior Notes bearing interest at 8.50%, $43.0 million of Tranche A‑1 advances and $4.75 million of Tranche A‑3 advances bearing interest at a Eurodollar rate (with a 1.00% floor) plus an applicable margin, adjusted for the Partnership’s pay‑fixed, receive‑variable interest rate swap, and (ii) interest expense related to the Amory Note, which bears interest at a rate of 6.0%.

(3)

At December 31, 2017, we had $3.5 million of purchase obligations which consisted of commitments for the purchase of materials, supplies and the engagement of services for the operation of our plants and facilities to be used in the normal course of business. The amounts presented in the table do not include items already recorded in accounts payable or accrued liabilities at December 31, 2017.

(4)

In order to mitigate volatility in our shipping costs, we have entered into fixed‑price shipping contracts with reputable shippers matching the terms and volumes of certain of our off‑take contracts for which we are responsible for arranging shipping. Our contracts with shippers include provisions as to the minimum amount of metric tons per year to be shipped and may also stipulate the number of shipments. Pursuant to these contracts, the terms extend to up to fifteen years, charges are based on a fixed‑price per metric ton and, in some cases, there are adjustment provisions for increases in the price of fuel or for other distribution‑related costs. The price per metric ton may also vary depending on the loading port and the discharge port. Our shippers commit their resources based on our planned shipments, and we would likely be liable for a portion of their expenses if we deviated from our communicated plans. As of December 31, 2017, we estimate our obligations related to these shipping contracts to be approximately $444.0 million through 2026. These amounts will be offset by the related sales transactions in the same period, which are not included in the table above.

(5)

Purchase and other commitments consist primarily of commitments under certain wood fiber and wood pellet purchases, handling and terminal and stevedoring service contracts. Some of our suppliers and service providers commit resources based on our planned purchases and require minimum levels of commitments. One supply agreement for the purchase of 720,000 MT of wood pellets from British Columbia is fully offset by an agreement to sell 720,000 MT of wood pellets to the same counterparty from our terminal locations. The amounts in the table represent an estimate of the costs we would incur under these contracts as of December 31, 2017. Many of our contracts are requirement contracts and currently do not represent a firm commitment to purchase from our suppliers; therefore, they are not reflected in the table above. Under these contracts, we may be liable for the costs incurred on services rendered until termination and the costs of any supplies on hand.

Off‑Balance Sheet Arrangements

As of December 31, 2017, we did not have any off‑balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S‑K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Recently Issued Accounting Pronouncements

See Note 3, “Significant Accounting Policies —Recent and Pending Accounting Pronouncements,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for a description of recently issued and adopted accounting pronouncements.

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

Revenue Recognition

We primarily earn revenue by supplying wood pellets to our customers under off‑take contracts, the majority of the commitments under which are long‑term in nature. We refer to the structure of our contracts as “take‑or‑pay” because they include a firm obligation of the customer to take a fixed quantity of product at a stated price and provisions that ensure we will be compensated in the case of a customer’s failure to accept all or a part of the contracted volumes or for termination by a customer. Each contract defines the annual volume of wood pellets that a customer is required to purchase and we are required to sell, the fixed price per metric ton for product satisfying a base net calorific value and other technical specifications. These prices are fixed for the entire term, subject to annual inflation‑based adjustments and price escalators, as well as, in some instances, price adjustments for product specifications and changes in underlying costs. In addition to sales of our product under these long‑term, take‑or‑pay contracts, we routinely sell wood pellets under shorter‑term contracts, which range in volume and tenor and, in some cases, may include only one specific shipment. Because each of our contracts is a bilaterally negotiated agreement, our revenue over the duration of these contracts does not generally follow spot market pricing trends. Our revenue from the sale of wood pellets is recognized when the goods are shipped, title and risk of loss passes to the customer, the sales price to the customer is fixed and determinable, and collectability is reasonably assured.

Depending on the specific off‑take contract, shipping terms are either CIF, CFR or FOB. Under a CIF contract, we procure and pay for shipping costs, which include insurance and all other charges, up to the port of destination for the customer. Under a CFR contract, we procure and pay for shipping costs, which include insurance (excluding marine cargo insurance) and all other charges, up to the port of destination for the customer. Shipping costs under CIF and CFR contracts are included in the price to the customer and, as such, are included in revenue and cost of goods sold. Under FOB contracts, the customer is directly responsible for shipping costs. Our customer shipping terms, as well as the timing and size of shipments during the year, can result in material fluctuations in our revenue recognition between periods but generally have little impact on gross margin.

In some cases, we may purchase shipments of product from a third‑party supplier and resell them in back‑to‑back transactions that immediately transfer title and risk of loss to the ultimate purchaser. Thus, the revenue from these transactions is recorded net of costs paid to the third‑party supplier. We record this revenue as “Other revenue.”

In instances when a customer requests the cancellation, deferral or acceleration of a shipment, the customer may pay a fee, including reimbursement of any incremental costs incurred by us, which is included in “Other revenue.”

Other revenue also includes third- and related-party terminal services fees.

Cost of Goods Sold

Cost of goods sold includes the costs to produce and deliver our wood pellets to customers. The principal expenses incurred to produce and deliver our wood pellets consist of raw material, production and distribution costs.

We have strategically located our plants in the Southeastern United States, a region with plentiful wood fiber resources. We manage the supply of raw materials into our plants primarily through short‑term contracts. Delivered wood fiber costs include stumpage as well as harvesting, transportation and, in some cases, size reduction services provided by our suppliers. The majority of our product volumes are sold under long-term off-take contracts that include cost pass‑through mechanisms to mitigate increases in raw material and distribution costs.

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

Distribution costs include all transportation costs from our plants to our port locations, any storage or handling costs while the product remains at port and shipping costs related to the delivery of our product from our port locations to our customers. Both the strategic location of our plants and our ownership or control of our marine terminals has allowed for the efficient and cost‑effective transportation of our wood pellets. We seek to mitigate shipping risk by entering into long‑term, fixed‑price shipping contracts with reputable shippers matching the terms and volumes of our off‑take contracts pursuant to which we are responsible for arranging shipping. Certain of our off‑take contracts include pricing adjustments for volatility in fuel prices, which allows us to pass the majority of the fuel price risk associated with shipping through to our customers under those contracts.

Additionally, as deliveries are made, we amortize the purchase price of acquired customer contracts that were recorded as intangible assets during the applicable contract term.

Raw material, production and distribution costs associated with delivering our wood pellets to our owned and leased marine terminals and related- and third‑party wood pellet purchase costs are capitalized as a component of inventory. Fixed production overhead, including the related depreciation expense, is allocated to inventory based on the normal capacity of the facilities. These costs are reflected in cost of goods sold when inventory is sold. Distribution costs associated with shipping our wood pellets to our customers and amortization of favorable acquired customer contracts are expensed as incurred. Our inventory is recorded using FIFO, which requires the use of judgment and estimates. Given the nature of our inventory, the calculation of cost of goods sold is based on estimates used in the valuation of the FIFO inventory and in determining the specific composition of inventory that is sold to each customer.

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

Depreciation is calculated using the straight‑line method based on the estimated useful lives of the related assets. Plant and equipment held under capital leases are amortized on a straight‑line basis over the shorter of the lease term or estimated useful life of the asset.

Construction in progress primarily represents expenditures for the development and expansion of facilities. Capitalized interest cost and all direct costs, which include equipment and engineering costs related to the development and expansion of facilities, are capitalized as construction in progress. Depreciation is not recognized for amounts in construction in progress.

Normal repairs and maintenance costs are expensed as incurred. Amounts incurred that extend an asset’s useful life, increase its productivity or add production capacity are capitalized. Direct costs, such as outside labor, materials, internal payroll and benefits costs incurred during the construction of a new plant are capitalized; indirect costs are not capitalized. Repairs and maintenance costs were $21.4 million, $15.9 million and $12.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Asset Impairment Assessments

Long‑Lived Assets

Long‑lived assets, such as property, plant and equipment and amortizable intangible assets, are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require that a long‑lived asset or asset group be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset or asset group to such asset or asset group’s carrying value. If the carrying value of the long‑lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third‑party independent appraisals, as considered necessary.

In December 2016, the Partnership recorded an impairment of $10.0 million related to the fixed assets at the Wiggins plant. For more information, please read “—Recent Developments—Sale of the Enviva Wiggins Plant” above. The Partnership did not record any impairments for the years ended December 31, 2015 and 2014 (see Part II, Item 8. “Financial Statements and Supplementary Data—Note 10, Goodwill and Other Intangible Assets). [Bill: why do we use numbers here. We don’t for other items above]

Goodwill

Goodwill represents the purchase price paid for acquired businesses in excess of the identifiable acquired assets and assumed liabilities. Goodwill is not amortized, but is tested for impairment annually on December 1 and whenever an event occurs or circumstances change such that it is more likely than not that the fair value of the reporting unit is less than its carrying amounts. At December 31, 2017 and 2016, the Partnership identified one reporting unit that corresponded to the Partnership’s one segment and selected the fourth fiscal quarter to perform its annual goodwill impairment test.

The Partnership first performs a qualitative assessment to determine whether it is necessary to perform quantitative testing. If this initial qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is more than its carrying value, goodwill is not considered impaired and the Partnership is not required to perform the two‑step impairment test. Qualitative factors considered in this assessment include (i) macroeconomic conditions, (ii) past, current and projected future financial performance, (iii) industry and market considerations, (iv) changes in the costs of raw materials, fuel and labor and (v) entity‑specific factors such as changes in management or customer base.

If the results of the qualitative assessment indicate that it is more likely than not that goodwill is impaired, the Partnership will perform a two‑step impairment test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the entity must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.

For the years ended December 31, 2017 and 2016, the Partnership applied the qualitative test and determined that it was more likely than not that the estimated fair value of the reporting unit substantially exceeded the related carrying value, and, accordingly, was not required to apply the two‑step impairment test. The Partnership did not record any goodwill impairment for the years ended December 31, 2017 and 2016 (see Note 10, Goodwill and Other Intangible Assets).

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices. Historically, our risks have been predominantly related to potential changes in the fair value of our long‑term debt due to fluctuations in applicable market interest rates. Our market risk exposure is expected to be limited to risks that arise in the normal course of business, as we do not engage in speculative, non‑operating transactions, nor do we use financial instruments or derivative instruments for trading purposes.

Interest Rate Risk

At December 31, 2017, our total debt had a carrying value of $401.0 million and fair value of $423.4 million.

Although we seek to mitigate our interest rate risk through interest rate swaps (as discussed below), we are exposed to fluctuations in interest rates on borrowings under the Senior Secured Credit Facilities. Borrowings under the Senior Secured Credit Facilities bear interest, at our option, at either a base rate plus an applicable margin or at a Eurodollar rate (with a 1.00% floor for term loan borrowings) plus an applicable margin.

The applicable margin is (i) for Tranche A‑1 and Tranche A‑3 base rate borrowings, 2.95% through April 2018 and 2.80% thereafter, (ii) for Tranche A‑1 and Tranche A‑3 Eurodollar rate borrowings, 3.95% through April 2018 and 3.80% thereafter, (iii) for revolving facility base rate borrowings, 3.25%, and (iv) for revolving facility Eurodollar rate borrowings, 4.25%. We repaid in full the outstanding principal and accrued interest on the Tranche A‑2 and Tranche A‑4 borrowings upon the consummation of the Sampson Drop‑Down. As of December 31, 2017, $43.6 million, net of unamortized discount of $1.1 million, of Tranche A‑1 and Tranche A‑3 borrowings remained outstanding under our Senior Secured Credit Facilities.

In September 2016, we entered into a pay‑fixed, receive‑variable interest rate swap agreement to fix our exposure to fluctuations in London Interbank Offered Rate-based interest rates (the “interest rate swap”). The interest rate swap commenced on September 30, 2016 and expires concurrently with the maturity of the Senior Secured Credit Facilities in April 2020. We elected to discontinue hedge accounting as of December 14, 2016 following repayment of a portion of our outstanding indebtedness under the Senior Secured Credit Facilities, and subsequently re-designated the interest rate swap for the remaining portion of such indebtedness during the year ended December 31, 2017. We enter into derivative instruments to manage cash flow. We do not enter into derivative instruments for speculative or trading purposes. The counterparty to our interest rate swap agreement is a major financial institution. As a result, we have no significant interest rate risk on our Tranche A‑1 and Tranche A‑3 borrowings as of December 31, 2017.

There can be no assurance that our interest rate risk‑management practices, if any, will eliminate or substantially reduce risks associated with fluctuating interest rates. For more information, please read Part I, Item 1A “Risk Factors—Our exposure to risks associated with foreign currency and interest rate fluctuations, as well the hedging arrangements we may enter into to mitigate those risks, could have an adverse effect on our financial condition and results of operations.”

Credit Risk

Substantially all of our revenue was from long‑term, take‑or‑pay off‑take contracts with three customers for the years ended December 31, 2017 and 2015, and two customers for the year ended December 31, 2016. Most of our customers are major power generators in Europe. This concentration of counterparties operating in a single industry and geographic area may increase our overall exposure to credit risk, in that the counterparties may be similarly affected by changes in economic, political, regulatory or other conditions. If a customer defaults or if any of our contracts expire in accordance with their terms, and we are unable to renew or replace these contracts, our gross margin and cash flows and our ability to make cash distributions to our unitholders may be adversely affected. Although we have entered into hedging arrangements in order to minimize our exposure to fluctuations in foreign currency exchange and interest rates, our derivatives also expose us to credit risk to the extent that counterparties may be unable to meet the terms of our hedging agreements. For more information, please read Part I, Item 1A “Risk Factors—Our exposure to risks associated with foreign currency and interest rate fluctuations, as well the hedging arrangements we may enter into to mitigate those risks, could have an adverse effect on our financial condition and results of operations and —Substantially all of our revenues currently are generated under contracts with four customers, and the loss of any of them could adversely affect our business, financial condition, results of operations, cash flows and ability to make cash distributions. We may not be able to renew or obtain new and favorable contracts with these customers when our existing contracts expire, which could adversely affect our revenues and profitability.”

Foreign Currency Exchange Risk

We primarily are exposed to fluctuations in foreign currency exchange rates related to contracts pursuant to which deliveries of wood pellets will be settled in British Pound Sterling (“GBP”). Deliveries under the Lynemouth Contract began in late 2017 and deliveries under the EVA-MGT Contract and the 95,000 MTPY contract with the First Hancock JV begin in 2019. We have entered into forward contracts and purchased options to hedge a portion of our forecasted revenue for these customer contracts. We have designated and accounted for the forward contracts and purchased options as cash flow hedges of anticipated GBP-denominated revenue and, therefore, the effective portion of the changes in fair value on these instruments will be recorded as a component of accumulated other comprehensive income in partners’ capital and will be reclassified to revenue in the consolidated statements of income in the same period in which the underlying revenue transactions occur. During December 2017, we determined that certain transactions were no longer probable of occurring within the forecasted time period. We discontinued hedge accounting and a $1.6 million loss included in other comprehensive income related to these hedging relationships was reclassified to other expense on the consolidated statements of income.

As of December 31, 2017, we had notional amounts of 46.5 million GBP under foreign currency forward contracts and 34.1 million GBP under foreign currency purchased options that expire between 2018 and 2022. At December 31, 2017, the unrealized loss associated with foreign currency forward contracts and foreign currency purchased options of approximately $2.1 million and $1.2 million, respectively, are included in other comprehensive income.

We do not utilize foreign exchange contracts for speculative or trading purposes. The counterparties to our foreign exchange contracts are major financial institutions. There can be no assurance that our hedging arrangements or other foreign exchange rate risk‑management practices, if any, will eliminate or substantially reduce risks associated with our exposure to fluctuating foreign exchange rates. For more information, please read Part I, Item 1A “Risk Factors—Our exposure to risks associated with foreign currency and interest rate fluctuations, as well the hedging arrangements we may enter into to mitigate those risks, could have an adverse effect on our financial condition and results of operations.”

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Unitholders and Board of Directors

Enviva Partners, LP:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Enviva Partners, LP and subsidiaries (the “Partnership”) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in partners’ capital, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

(signed) KPMG LLP

We have served as the Partnership’s auditor since 2010

McLean, Virginia

February 22, 2018

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2017 and 2016

(In thousands, except number of units)

		2016
	2017	(Recast)

Assets
Current assets:
Cash and cash equivalents	$524	$466
Accounts receivable, net of allowance for doubtful accounts of $0 as of December 31, 2017 and $24 as of December 31, 2016	79,185	77,868
Related-party receivables	5,412	8,056
Inventories	23,536	29,936
Assets held for sale	—	3,044
Prepaid expenses and other current assets	1,006	1,979
Total current assets	109,663	121,349

Property, plant and equipment, net of accumulated depreciation of $117.1 million as of December 31, 2017 and $80.8 million as of December 31, 2016	562,330	590,916
Intangible assets, net of accumulated amortization of $10.3 million as of December 31, 2017 and $9.1 million as of December 31, 2016	109	1,371
Goodwill	85,615	85,615
Other long-term assets	2,394	2,125
Total assets	$760,111	$801,376

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$7,554	$9,993
Related-party payables	26,398	11,472
Accrued and other current liabilities	29,363	44,531
Related-party accrued liabilities	—	382
Current portion of interest payable	5,029	4,414
Current portion of long-term debt and capital lease obligations	6,186	4,165
Total current liabilities	74,530	74,957
Long-term debt and capital lease obligations	394,831	346,915
Related-party long-term payable	74,000	—
Long-term interest payable	890	770
Other long-term liabilities	5,491	1,872
Total liabilities	549,742	424,514
Commitments and contingencies

Partners’ capital:
Limited partners:
Common unitholders—public (13,073,439 and 12,980,623 units issued and outstanding at December 31, 2017 and December 31, 2016, respectively)	224,027	239,902
Common unitholder—sponsor (1,347,161 units issued and outstanding at December 31, 2017 and December 31, 2016)	16,050	18,197
Subordinated unitholder—sponsor (11,905,138 units issued and outstanding at December 31, 2017 and December 31, 2016)	101,901	120,872
General partner (no outstanding units)	(128,569)	(40,713)
Accumulated other comprehensive (loss) income	(3,040)	595
Total Enviva Partners, LP partners’ capital	210,369	338,853
Noncontrolling partners’ interests	—	38,009
Total partners’ capital	210,369	376,862
Total liabilities and partners’ capital	$760,111	$801,376

See accompanying notes to consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Consolidated Statements of Income

Years ended December 31, 2017, 2016 and 2015

(In thousands, except per unit amounts)

		2016	2015
	2017	(Recast)	(Recast)

Product sales	$522,250	$444,489	$450,980
Other revenue (1)	20,971	19,787	6,394
Net revenue	543,221	464,276	457,374
Cost of goods sold, excluding depreciation and amortization (1)	419,616	357,418	365,061
Loss on disposal of assets	4,899	2,386	2,081
Depreciation and amortization	39,904	27,700	30,692
Total cost of goods sold	464,419	387,504	397,834
Gross margin	78,802	76,772	59,540
General and administrative expenses (1)	30,107	33,098	23,922
Disposal and impairment of assets held for sale	827	9,991	—
Total general and administrative expenses	30,934	43,089	23,922
Income from operations	47,868	33,683	35,618
Other income (expense):
Interest expense	(31,744)	(15,643)	(10,558)
Related-party interest expense	—	(578)	(1,154)
Early retirement of debt obligation	—	(4,438)	(4,699)
Other (expense) income	(1,751)	439	979
Total other expense, net	(33,495)	(20,220)	(15,432)
Income before income tax expense	14,373	13,463	20,186
Income tax expense	—	—	2,623
Net income	14,373	13,463	17,563
Less net loss attributable to noncontrolling partners’ interests	3,140	5,804	2,859
Net income attributable to Enviva Partners, LP	$17,513	$19,267	$20,422
Less: Predecessor loss to May 4, 2015 (prior to IPO)	$—	$—	$(2,132)
Less: Pre-acquisition income from April 10, 2015 to December 10, 2015 from operations of Enviva Pellets Southampton, LLC Drop-Down allocated to General Partner	—	—	6,264
Less: Pre-acquisition loss from inception to December 13, 2016 from operations of Enviva Pellets Sampson, LLC Drop-Down allocated to General Partner	—	(3,231)	(1,815)
Less: Pre-acquisition loss from inception to October 1, 2017 from operations of Enviva Port of Wilmington, LLC Drop-Down allocated to General Partner	(3,049)	(2,110)	(937)
Enviva Partners, LP limited partners’ interest in net income	$20,562	$24,608	$19,042
Net income per limited partner common unit:
Basic	$0.65	$0.95	$0.80
Diluted	$0.61	$0.91	$0.79
Net income per limited partner subordinated unit:
Basic	$0.65	$0.93	$0.80
Diluted	$0.65	$0.93	$0.79
Weighted-average number of limited partner units outstanding:
Common—basic	14,403	13,002	11,988
Common—diluted	15,351	13,559	12,258
Subordinated—basic and diluted	11,905	11,905	11,905

(1) See Note 13, Related-Party Transactions

See accompanying notes to consolidated financial statements.

1

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years ended December 31, 2017, 2016, 2015

(In thousands)

		2016	2015
	2017	(Recast)	(Recast)

Net income	$14,373	$13,463	$17,563
Other comprehensive loss:
Net unrealized losses on cash flow hedges	(5,463)	(246)	—
Reclassification of net losses realized into net income	1,828	—	—
Total other comprehensive loss	(3,635)	(246)	—
Total comprehensive income	10,738	13,217	17,563
Less:
Predecessor loss prior to IPO	—	—	(2,132)
Pre-acquisition income from April 10, 2015 to December 10, 2015 from operations of Enviva Pellets Southampton, LLC Drop-Down allocated to General Partner	—	—	6,264
Pre-acquisition loss from inception to December 13, 2016 from operations of Enviva Pellets Sampson, LLC Drop-Down allocated to General Partner	—	(3,231)	(1,815)
Pre-acquisition loss from inception to October 1, 2017 from operations of Enviva Port of Wilmington, LLC Drop-Down allocated to General Partner	(3,049)	(2,110)	(937)
Total comprehensive income subsequent to IPO, Enviva Pellets Southampton, LLC Drop-Down, Enviva Pellets Sampson, LLC Drop-Down and Enviva Port of Wilmington, LLC Drop-Down	13,787	18,558	16,183
Less:
Comprehensive loss attributable to noncontrolling partners’ interests	(3,140)	(5,804)	(2,859)
Comprehensive income attributable to Enviva Partners, LP partners	$16,927	$24,362	$19,042

See accompanying notes to consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Consolidated Statements of Changes in Partners’ Capital

Years ended December 31, 2017, 2016 and 2015

(In thousands)

			Limited Partners’ Capital
			Common		Common		Subordinated		Accumulated
		General	Units—		Units—		Units—		Other	Non-	Total
	Net Parent	Partner	Public		Sponsor		Sponsor		Comprehensive	controlling	Partners'
	Investment	Interest	Units	Amount	Units	Amount	Units	Amount	Income	Interests	Capital
Partners' capital December 31, 2014 (Recast)	271,495	(1,661)	—	—	—	—	—	—	—	7,780	277,614
Contribution of Enviva Cottondale Acquisition II, LLC	132,765	—	—	—	—	—	—	—	—	—	132,765
Expenses incurred by sponsor	3,088	—	—	—	—	—	—	—	—	—	3,088
Net proceeds from IPO, net of deferred IPO costs	—	—	11,500	208,911	—	—	—	—	—	—	208,911
Distribution to sponsor associated with IPO	(176,702)	—	—	—	—	—	—	—	—	—	(176,702)
Allocation of net Parent investment to sponsor	(228,514)	—	—	—	405	7,518	11,905	220,996	—	—	—
Distribution to sponsor associated with Enviva Pellets Southampton, LLC Drop-Down	—	(46,637)	—	—	—	(3,015)	—	(88,681)	—	—	(138,333)
Issuance of units associated with Enviva Pellets Southampton, LLC Drop-Down	—	—	—	—	942	15,000	—	—	—	—	15,000
Issuance of units through Long-Term Incentive Plan	—	—	3	42	—	—	—	—	—	—	42
Distributions to unitholders and distribution equivalent rights	—	—	—	(8,287)	—	(285)	—	(8,369)	—	—	(16,941)
Non-cash Management Services Agreement expenses	—	—	—	662	—	—	—	—	—	—	662
Contribution of Enviva Pellets Sampson, LLC	—	35,433	—	—	—	—	—	—	—	36,267	71,700
Contribution of Enviva Port of Wilmington, LLC	—	12,997	—	—	—	—	—	—	—	13,304	26,301
Net (loss) income	(2,132)	3,512	—	9,160	—	401	—	9,481	—	(2,859)	17,563
Balance as of December 31, 2015 (Recast)	—	3,644	11,503	210,488	1,347	19,619	11,905	133,427	—	54,492	421,670
Cash distributions	—	(716)	—	(24,779)	—	(2,729)	—	(24,107)	—	—	(52,331)
Issuance of units associated with Enviva Pellets Sampson, LLC Drop-Down	—	—	1,098	30,000	—	—	—	—	—	—	30,000
Issuance of units through Long-Term Incentive Plan	—	—	21	411	—	—	—	—	—	—	411
Issuance of common units, net	—	—	359	8,929	—	—	—	—	—	—	8,929
Non-cash Management Services Agreement expenses	—	—	—	3,820	—	—	—	—	—	—	3,820
Contribution of Enviva Pellets Sampson, LLC	—	95,391	—	—	—	—	—	—	—	(33,759)	61,632
Distribution to sponsor	—	(138,505)	—	—	—	—	—	—	—	—	(138,505)
Excess consideration over Enviva Pellets Sampson, LLC net assets	—	(18,534)	—	—	—	—	—	—	—	—	(18,534)
Contribution of Enviva Port of Wilmington, LLC	—	22,632	—	—	—	—	—	—	—	23,080	45,712
Other comprehensive loss	—	—	—	—	—	—	—	—	595	—	595
Net (loss) income	—	(4,625)	—	11,033	—	1,307	—	11,552	—	(5,804)	13,463
Partners’ capital, December 31, 2016 (Recast)	—	(40,713)	12,981	239,902	1,347	18,197	11,905	120,872	595	38,009	376,862
Distributions to unitholders, distribution equivalent and incentive distribution rights	—	(2,630)	—	(31,533)	—	(3,065)	—	(27,084)	—	—	(64,312)
Issuance of units through Long-Term Incentive Plan	—	—	21	503	—	—	—	—	—	—	503
Issuance of common units, net	—	—	71	1,744	—	—	—	—	—	—	1,744
Non-cash Management Services Agreement expenses	—	441	—	4,511	—	—	—	—	—	—	4,952
Other comprehensive loss	—	—	—	—	—	—	—	—	(3,635)	—	(3,635)
Excess consideration over Enviva Pellets Sampson, LLC net assets	—	(744)	—	—	—	—	—	—	—	—	(744)
Contribution of Enviva Port of Wilmington, LLC Drop-Down	—	29,513	—	—	—	—	—	—	—	(32,270)	(2,757)
Enviva Port of Wilmington, LLC net assets	—	(73,335)	—	—	—	—	—	—	—	—	(73,335)
Excess consideration over Enviva Port of Wilmington, LLC net Assets	—	(40,683)	—	—	—	—	—	—	—	—	(40,683)
Enviva Pellets Wiggins, LLC dissolution	—	—	—	—	—	—	—	—	—	(2,599)	(2,599)
Net (loss) income	—	(418)	—	8,900	—	918	—	8,113	—	(3,140)	14,373
Partners’ capital, December 31, 2017	$—	$(128,569)	13,073	$224,027	1,347	$16,050	11,905	$101,901	$(3,040)	$—	$210,369

See accompanying notes to consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2017, 2016 and 2015

(In thousands)

		2016	2015
	2017	(Recast)	(Recast)
Cash flows from operating activities:
Net income	$14,373	$13,463	$17,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,361	27,735	30,738
Amortization of debt issuance costs, debt premium and original issue discounts	1,448	1,893	1,606
Impairment of inventory	—	890	—
Impairment of assets held for sale	—	9,991	—
General and administrative expense incurred by sponsor	—	—	475
General and administrative expense incurred by the First Hancock JV prior to Enviva Pellets Sampson, LLC Drop-Down	—	2,343	2,364
General and administrative expense incurred by the First Hancock JV prior to Enviva Port of Wilmington, LLC Drop-Down	1,343	1,744	1,396
Allocation of income tax expense from Enviva Cottondale Acquisition I, LLC	—	—	2,663
Early retirement of debt obligation	—	4,438	4,699
Loss on assets held for sale	827	—	—
Loss on disposal of assets	4,899	2,386	2,081
Unit-based compensation	5,014	4,230	704
De-designation of foreign currency forwards and options	1,593	—	—
Unrealized loss on foreign currency transactions	(3)	—	—
Change in fair value of interest rate swap derivatives	—	—	23
Change in operating assets and liabilities:
Accounts receivable, net	(1,317)	(39,218)	(3,577)
Related-party receivables	1,577	237	(176)
Prepaid expenses and other assets	341	768	(115)
Assets held for sale	(479)	—	—
Inventories	5,758	(8,411)	(22)
Other long-term assets	—	6,698	(6,051)
Derivatives	(1,720)	(1,284)	—
Accounts payable, accrued liabilities and other current liabilities	(2,331)	19,379	6,718
Related-party payables	15,733	3,625	4,121
Accrued interest	(1,330)	4,433	105
Deferred revenue and deposits	—	(486)	425
Other long-term liabilities	1,008	950	117
Net cash provided by operating activities	87,095	55,804	65,857
Cash flows from investing activities:
Purchases of property, plant and equipment	(28,744)	(112,887)	(100,216)
Payment of acquisition related costs	—	—	(3,573)
Proceeds from the sale of property, plant and equipment	143	1,763	299
Net cash used in investing activities	(28,601)	(111,124)	(103,490)
Cash flows from financing activities:
Principal payments on debt and capital lease obligations	(82,954)	(204,216)	(199,638)
Principal payments on related-party debt	—	(3,391)	—
Cash paid related to debt issuance costs	(540)	(6,390)	(6,287)
Termination payment for interest rate swap derivatives	—	—	(146)
Cash restricted for debt service	—	—	11,640
IPO proceeds, net	—	—	215,050
Distributions to sponsor	—	(5,002)	(297,185)
Proceeds from common unit issuance under the At-the-Market Offering Program, net	1,938	9,300	—
Distributions to unitholders, distribution equivalent rights and incentive distribution rights holder	(64,325)	(51,376)	(16,883)
Proceeds from debt issuance	131,952	349,500	230,140
Proceeds from contributions from sponsor	—	—	12,387
Distribution to sponsor related to Enviva Pellets Sampson, LLC Drop-Down	—	(139,604)	—
Proceeds from contributions from the First Hancock JV prior to Enviva Pellets Sampson, LLC Drop-Down	—	61,972	68,059
Distributions to sponsor related to Enviva Port of Wilmington, LLC Drop-Down	(55,929)	—	—
Contributions from sponsor related to Enviva Pellets Sampson, LLC Drop-Down	1,652	—	—
Proceeds from contributions from the First Hancock JV prior to Enviva Port of Wilmington, LLC Drop-Down	9,965	43,574	24,000
Payment of deferred offering costs	(195)	(709)	(1,964)
Net cash (used in) provided by financing activities	(58,436)	53,658	39,173
Net increase (decrease) in cash and cash equivalents	58	(1,662)	1,540
Cash and cash equivalents, beginning of period	466	2,128	588
Cash and cash equivalents, end of period	$524	$466	$2,128

See accompanying notes to consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

Years ended December 31, 2017, 2016 and 2015

(In thousands)

		2016	2015
	2017	(Recast)	(Recast)
Non-cash investing and financing activities:
The Partnership acquired property, plant and equipment in non-cash transactions as follows:
Property, plant and equipment acquired included in accounts payable and accrued liabilities	$2,653	$14,255	$23,222
Property, plant and equipment acquired under capital leases	1,956	1,753	39
Property, plant and equipment transferred from inventories	226	926	319
Contribution of Enviva Pellets Cottondale, LLC non-cash assets	—	—	122,529
Transfer of Enviva Pellets Wiggins, LLC assets to assets held for sale	—	13,035	—
Application of deferred IPO costs to partners' capital	—	—	5,913
Related-party long-term debt transferred to third-party long-term debt	—	14,757	—
Third-party long-term debt transferred to related-party long-term debt	—	3,316	—
Deferred consideration to sponsor included in long-term related-party payable	74,000	—	—
Retained matters from the First Hancock JV included in related-party receivables	585	—	—
Distributions included in liabilities	741	955	58
Application of short-term deposit to fixed assets	258	—	—
Distribution due to sponsor	—	—	5,002
Debt issuance costs included in accrued liabilities	—	139	36
Distribution of Enviva Pellets Cottondale, LLC assets to sponsor	—	—	319
Non-cash adjustments to financed insurance and prepaid expenses	—	—	105
Application of sales tax accrual to fixed assets	—	—	73
Contribution to tax accounts of sponsor	—	—	35
Depreciation capitalized to inventories	(427)	344	211
Due from the First Hancock JV for Enviva Pellets Sampson, LLC Drop-Down	—	1,652	—
Non-cash capital contributions from sponsor	—	—	339
Non-cash capital contributions from the First Hancock JV prior to Enviva Pellets Sampson, LLC Drop-Down	—	8,230	1,277
Non-cash capital contributions from the First Hancock JV prior to Enviva Port of Wilmington, LLC Drop-Down	—	393	906
Supplemental information:
Interest paid	$31,513	$11,191	$9,935

See accompanying notes to consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(1) Description of Business and Basis of Presentation

Enviva Partners, LP (the “Partnership”) is a publicly traded Delaware limited partnership formed on November 12, 2013 as a wholly owned subsidiary of Enviva Holdings, LP (together with its wholly owned subsidiaries Enviva MLP Holdco, LLC and Enviva Development Holdings, LLC, where applicable, the “sponsor”). Enviva Partners GP, LLC, a wholly owned subsidiary of Enviva Holdings, LP, is the General Partner (the “General Partner”) of the Partnership. Through its interests in Enviva, LP and its subsidiaries (other than Enviva Pellets Cottondale, LLC) (the “Predecessor”) and Enviva GP, LLC, the general partner of Enviva, LP, the Partnership supplies utility-grade wood pellets primarily to major power generators under long-term, take-or-pay off-take contracts. The Partnership procures wood fiber and processes it into utility-grade wood pellets and loads the finished wood pellets into railcars, trucks and barges that are transported to deep-water marine terminals, where they are received, stored and ultimately loaded onto oceangoing vessels for transport to the Partnership’s principally European customers.

The Partnership owns and operates six industrial-scale wood pellet production plants located in the Mid-Atlantic and Gulf Coast regions of the United States. Wood pellets are exported from the Partnership’s wholly owned deep-water marine terminals in Chesapeake, Virginia (the “Chesapeake terminal”) and Wilmington, North Carolina (the “Wilmington terminal”), and from third-party deep-water marine terminals in Mobile, Alabama and Panama City, Florida, under a short-term and a long-term contract, respectively. The Partnership acquired the Wilmington terminal from a joint venture between the sponsor and certain affiliates of John Hancock Life Insurance Company (U.S.A.) (the “First Hancock JV”) controlled by our sponsor on October 2, 2017 (see Note 4, Transactions Between Entities Under Common Control).

Basis of Presentation

On January 5, 2015, the sponsor acquired Green Circle, which owned the wood pellet production plant located in Cottondale, Florida (the “Cottondale plant”). The sponsor converted Green Circle into a Delaware limited liability company and changed the name of the entity to “Enviva Pellets Cottondale, LLC.”

In April 2015, the Partnership became the owner of the Predecessor, Enviva GP, LLC and Enviva Cottondale Acquisition II, LLC (“Acquisition II”), the former owner of Enviva Pellets Cottondale, LLC (“Cottondale”) through a contribution by the sponsor. The primary assets contributed to the Partnership by the sponsor included five industrial-scale wood pellet production plants, a wholly owned deep-water marine terminal and long-term contractual arrangements to sell the wood pellets produced at the plants to third parties and associated shipping contracts.

On May 4, 2015, the Partnership completed its IPO (see Note 2, Initial Public Offering). In connection with the IPO, under a contribution agreement between the sponsor, Enviva MLP Holdco, LLC, Enviva Cottondale Acquisition I, LLC, a wholly owned subsidiary of the sponsor, the Predecessor and the Partnership, Acquisition II merged into the Partnership and the Partnership contributed its interest in Cottondale to the Predecessor. Cottondale was contributed by the sponsor in exchange for subordinated units representing limited partner interests in the Partnership.

On December 11, 2015, under the terms of a contribution agreement between the Partnership and the First Hancock JV, the Partnership acquired from the First Hancock JV all of the issued and outstanding limited liability company interests in Enviva Pellets Southampton, LLC (“Southampton”) for total consideration of $131.0 million. The acquisition (the “Southampton Drop-Down”) included a wood pellet production plant in Southampton County, Virginia (the “Southampton plant”), a ten-year 500,000 metric tons per year (“MTPY”) take-or-pay off-take contract and a related third-party ten-year shipping contract. The Partnership accounted for the Southampton Drop-Down as a combination of entities under common control at historical cost in a manner similar to a pooling of interests. Accordingly, the consolidated financial statements for the periods prior to December 11, 2015 were retrospectively recast to reflect the

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

acquisition as if it had occurred on April 9, 2015, the date Southampton was originally conveyed to the First Hancock JV.

On December 14, 2016, under the terms of a contribution agreement between the Partnership and the First Hancock JV (the “Sampson Contribution Agreement”), the First Hancock JV sold to the Partnership all of the issued and outstanding limited liability company interests in Enviva Pellets Sampson, LLC (“Sampson”) for total consideration of $175.0 million. Sampson owns a wood pellet production plant in Sampson County, North Carolina (the “Sampson plant”). The acquisition (the “Sampson Drop-Down”) included the Sampson plant, an approximate ten-year, 420,000 MTPY take-or-pay off-take contract with Ørsted Bioenergy & Thermal Power A/S (formerly “DONG Energy Thermal Power A/S”), an approximate 15-year, 95,000 MTPY off-take contract with the First Hancock JV and related third-party shipping contracts. The Sampson Drop-Down included the payment of $139.6 million in cash, net of a purchase price adjustment of $5.4 million, to the First Hancock JV, the issuance of 1,098,415 unregistered common units at a value of $27.31 per unit, or $30.0 million of common units, to affiliates of John Hancock Life Insurance Company (U.S.A.), and the elimination of $1.2 million of net related-party receivables and payables included in the net assets on the date of acquisition. The Partnership accounted for the Sampson Drop-Down as a combination of entities under common control at historical cost in a manner similar to a pooling of interests. Accordingly, the consolidated financial statements for the periods prior to December 14, 2016 were retrospectively recast to reflect the Sampson Drop-Down as if it had occurred on May 15, 2013, the date Sampson was originally organized.

On October 2, 2017, pursuant to the terms of a contribution agreement between the Partnership and the First Hancock JV (the “Wilmington Contribution Agreement”), the Partnership acquired from the First Hancock JV all of the issued and outstanding limited liability company interests in Enviva Port of Wilmington, LLC (“Wilmington”), which owns the Wilmington terminal assets. The purchase price, which was $130.0 million, included an initial payment of $54.6 million, net of an approximate purchase price adjustment of $1.4 million. The initial payment was funded with borrowings from revolving credit commitments (see Note 12, Long-Term Debt and Capital Lease Obligations)  and cash on hand. The acquisition (the “Wilmington Drop-Down”) included the Wilmington terminal and a long-term terminal services agreement with the Partnership’s sponsor to handle throughput volumes sourced by the sponsor from a wood pellet production plant in Greenwood, South Carolina (see Note 13, Related-Party Transactions). The terminal services agreement with the sponsor provides for deficiency payments to Wilmington if quarterly minimum throughput requirements are not met. The Wilmington terminal will handle up to approximately 600,000 MTPY of throughput from the Sampson plant.

In addition, the Wilmington Contribution Agreement contemplates that Wilmington will enter into a long-term terminal services agreement (the “Wilmington Hamlet TSA”) with the First Hancock JV and Enviva Pellets Hamlet, LLC (“Hamlet”) to receive, store and load wood pellets from the First Hancock JV’s proposed production plant in Hamlet, North Carolina (the “Hamlet plant”) when the First Hancock JV completes construction of the Hamlet plant. The Wilmington Hamlet TSA also provides for deficiency payments to Wilmington if minimum throughput requirements are not met. Pursuant to the Wilmington Contribution Agreement, following notice of the anticipated first delivery of wood pellets to the Wilmington terminal from the Hamlet plant, Wilmington, Hamlet, and the First Hancock JV will enter into the Wilmington Hamlet TSA and the Partnership will make a final payment of $74.0 million in cash or common units to the First Hancock JV, subject to certain conditions, as deferred consideration for the Wilmington Drop-Down. At December 31, 2017, the $74.0 million is included in related-party long-term payable on the consolidated balance sheets.

Wilmington also entered into a throughput option agreement with the sponsor granting the sponsor, subject to certain conditions, the option to obtain terminal services at the Wilmington terminal at marginal cost throughput rates for wood pellets produced by one of the sponsor’s potential wood pellet production plants.

The Partnership accounted for the Wilmington Drop-Down as a combination of entities under common control at historical cost in a manner similar to a pooling of interests. Accordingly, the consolidated financial statements for the periods prior to October 2, 2017, have been retrospectively recast to reflect the acquisition of the First Hancock JV’s

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

interests in Wilmington as if it had occurred on May 15, 2013, the date Wilmington was originally organized (see Note 4, Transactions Between Entities Under Common Control).

Prior to December 28, 2017, the Partnership held a controlling interest in Enviva Pellet, LLC (“Wiggins”), which owned a wood pellet plant in Stone County, Mississippi (the “Wiggins plant”). On December 27, 2017, the Partnership sold the Wiggins plant to a third party buyer for a purchase price of $0.4 million and recorded a loss on the sale of $0.8 million, net, upon deconsolidation. On December 28, 2017 Wiggins was dissolved.

As of December 31, 2017, the Partnership has 100% ownership of the following:

•

Enviva Partners Finance Corp. (“Enviva Finance Corp.”), a wholly owned subsidiary of the Partnership formed on October 3, 2016 for the purpose of being a co-issuer of some of the Partnership’s indebtedness

•	Enviva GP, LLC

The Partnership has 99.999% ownership of Enviva, LP

Enviva GP, LLC has 0.001% ownership of Enviva, LP

Enviva, LP has 100% ownership of the following:

•Enviva Pellets Amory, LLC (“Enviva Pellets Amory”)

•Enviva Pellets Ahoskie, LLC

•Enviva Port of Chesapeake, LLC

•Enviva Pellets Northampton, LLC

•Enviva Pellets Southampton, LLC (“Southampton”)

•Enviva Pellets Cottondale, LLC (“Cottondale”)

•Enviva Materials, LLC

•Enviva Energy Services, LLC

•Enviva Pellets Perkinston, LLC

•Enviva Pellets Sampson, LLC (“Sampson”)

•Enviva Port of Wilmington, LLC (“Wilmington”)

•Enviva Port of Panama City, LLC

•Enviva MLP International Holdings, LLC

Enviva, LP has 99% ownership of the following:

•Enviva Energy Services Coöperatief, U.A.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

Enviva MLP International Holdings has 100% ownership of the following:

•Enviva Energy Services (Jersey), Limited

Enviva MLP International Holdings has 1% ownership of the following:

•Enviva Energy Services Coöperatief, U.A.

The accompanying consolidated financial statements (“financial statements”) include the accounts of the Predecessor and its subsidiaries and were prepared using the Predecessor’s historical basis. Prior to the IPO, certain of the assets and liabilities of the Predecessor were transferred to the Partnership within the sponsor’s consolidated group in a transaction under common control and, as such, the consolidated historical financial statements of the Predecessor are presented as the Partnership’s historical financial statements as the Partnership believes they provide a representation of management’s ability to execute and manage its business plan. The financial statements include all revenues, costs, assets and liabilities attributed to the Predecessor. The financial statements for periods prior to April 9, 2015, have been retroactively recast to reflect the contribution of the sponsor’s interests in the Predecessor and Enviva GP, LLC as if the contributions had occurred at the beginning of the periods presented and the contribution of the sponsor’s interests in Acquisition II as if the contribution occurred on January 5, 2015, the date Acquisition II was acquired by the sponsor. The financial statements for the periods prior to December 14, 2016, have been retroactively recast to reflect the acquisition of the First Hancock JV’s interests in Sampson and Wilmington as if the contributions occurred on May 15, 2013, the date Sampson and Wilmington were originally organized.

(2) Initial Public Offering

On May 4, 2015, the Partnership completed an initial public offering (“IPO”) of 11,500,000 common units, which included a 1,500,000 common unit over-allotment option that was exercised in full by the underwriters at a price to the public of $20.00 per unit ($18.80 per common unit, net of underwriting discounts and commissions) and constituting approximately 48.3% of the Partnership’s outstanding limited partner interests. The net proceeds from the IPO of approximately $215.1 million after deducting the underwriting discount and structuring fee were used to (i) repay intercompany indebtedness related to the acquisition of Green Circle in the amount of approximately $83.0 million and (ii) distribute approximately $86.7 million to the sponsor related to its contribution of assets to the Partnership in connection with the IPO, with the Partnership retaining $45.4 million for general partnership purposes, including offering expenses.

(3) Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include the accounts of the Partnership and its wholly owned and controlled subsidiaries. All intercompany accounts and transactions have been eliminated.

Reclassifications

Certain prior period amounts related to loss on disposal of assets have been reclassified to cost of goods sold from general and administrative expenses to conform to current period presentation. Certain prior period amounts related to the contribution of Sampson included in general partner interest have been reclassified on the consolidated statements of changes in partners’ capital to non-controlling interests from the general partner interest to conform to current period presentation.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

Common Control Transactions

Assets and businesses acquired from the Partnership’s sponsor and its controlled subsidiaries are accounted for as common control transactions whereby the net assets acquired are combined at their historical costs and the Partnership’s consolidated financial statements are adjusted retrospectively to reflect the transaction as if it occurred on the earliest date during which the entities were under common control. If any recognized consideration transferred in such a transaction exceeds the carrying value of the net assets acquired, the excess is treated as a capital distribution to the General Partner. If the carrying value of the net assets acquired exceeds any recognized consideration transferred including, if applicable, the fair value of any limited partner units issued, then that excess is treated as a capital contribution from the General Partner. To the extent that such transactions require prior periods to be recast, historical net equity amounts prior to the transaction date are attributed to the General Partner and any noncontrolling partner interest at the historical amount.

As the acquisition of Cottondale, the Southampton Drop-Down, the Sampson Drop-Down and the Wilmington Drop-Down represented transfers of entities under common control, the consolidated financial statements and related information presented have been recast to include the historical results of Cottondale effective January 5, 2015, the date the Partnership’s sponsor acquired Acquisition II, Southampton effective April 9, 2015, the date Southampton was originally conveyed to the First Hancock JV and Sampson and Wilmington effective May 15, 2013, the date Sampson and Wilmington were originally organized.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the Partnership’s consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

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

Other Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, and gains and losses that under GAAP are included in comprehensive income (loss) but excluded from net income (loss). The Partnership’s other comprehensive income consists of unrealized gains and losses related to derivative instruments accounted for as cash flow hedges.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

Cash and Cash Equivalents

Cash and cash equivalents consist of short-term, highly liquid investments readily convertible into cash with an original maturity of three months or less.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. In establishing an allowance for doubtful accounts, management considers historical losses adjusted to take into account current market conditions and customers’ financial condition, the amount of receivables in dispute, the current receivables aging and current payment patterns. The Partnership does not have any off-balance-sheet credit exposure related to its customers.

Inventories

Inventories consist of raw materials, work-in-progress, consumable tooling and finished goods. Fixed production overhead, including related depreciation expense, is allocated to inventory based on the normal production capacity of the facilities. To the extent the Partnership does not achieve normal production levels, the Partnership charges such under absorption of fixed overhead to cost of sales in the period incurred.

Consumable tooling consists of spare parts and tooling to be consumed in the production process. Spare parts are expected to be used within a year and are expensed as used. Tooling items are amortized to expense over an estimated service life generally less than one year.

Inventories are stated at the lower of cost or market using the first-in, first-out method (“FIFO”) for all inventories.

Revenue Recognition

The Partnership primarily earns revenue by supplying wood pellets to its customers under off-take contracts, the majority of the commitments under which are long-term in nature. The Partnership refers to the structure of its contracts as “take-or-pay” because they include a firm obligation of the customer to take a fixed quantity of product at a stated price and provisions that ensure the Partnership will be compensated in the case of a customer’s failure to accept all or a part of the contracted volumes or for termination by a customer. Each contract defines the annual volume of wood pellets that a customer is required to purchase and the Partnership is required to sell, the fixed price per metric ton for product satisfying a base net calorific value and other technical specifications. These prices are fixed for the entire term, subject to annual inflation-based adjustments and price escalators, as well as, in some instances, price adjustments for product specifications and changes in underlying costs, which have historically been immaterial. In addition to sales of the Partnership’s product under these long-term, take-or-pay contracts, the Partnership routinely sells wood pellets under shorter-term contracts, which range in volume and tenor and, in some cases, may include only one specific shipment. Because each of the Partnership’s contracts is a bilaterally negotiated agreement, the Partnership’s revenue over the duration of these contracts does not generally follow spot market pricing trends. The Partnership’s revenue from the sale of wood pellets is recognized as “Product Sales” when title and risk of loss has passed to the customer, the sales price to the customer is fixed and determinable, and collectability is reasonably assured.

Depending on the specific off‑take contract, shipping terms are either CIF, CFR or FOB. Under a CIF contract, we procure and pay for shipping costs, which include insurance and all other charges, up to the port of destination for the customer. Under a CFR contract, we procure and pay for shipping costs, which include insurance (excluding marine cargo insurance) and all other charges, up to the port of destination for the customer. Shipping costs under CIF and CFR contracts are included in the price to the customer and, as such, are included in revenue and cost of goods sold. Under FOB contracts, the customer is directly responsible for shipping costs. Our customer shipping terms, as well as the

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

timing and size of shipments during the year, can result in material fluctuations in our revenue recognized between periods but generally have little impact on gross margin.

In some cases, the Partnership may purchase shipments of product from third-party suppliers and resell them in back-to-back transactions that immediately transfer title and risk of loss to the ultimate purchaser. Thus, the revenue from these transactions is recorded net of costs paid to the third-party supplier. The Partnership records this revenue as “Other revenue.”

In instances when a customer requests the cancellation, deferral or acceleration of a shipment, the customer may pay a fee, including reimbursement of any incremental costs incurred by the Partnership, which is included in “Other revenue.”

Other revenue also includes third- and related-party terminal services fees.

Cost of Goods Sold

Cost of goods sold includes the costs to produce and deliver wood pellets to customers. Raw material, production and distribution costs associated with delivering wood pellets to our owned and leased marine terminals and third‑ and related-party wood pellet purchase costs are capitalized as a component of inventory. Fixed production overhead, including the related depreciation expense, is allocated to inventory based on the normal capacity of the production plants. These costs are reflected in cost of goods sold when inventory is sold. Distribution costs associated with shipping wood pellets to customers and amortization of favorable acquired customer contracts are expensed as incurred. Inventory is recorded using FIFO, which requires the use of judgment and estimates. Given the nature of the inventory, the calculation of cost of goods sold is based on estimates used in the valuation of the FIFO inventory and in determining the specific composition of inventory that is sold to each customer.

Derivative Instruments

The Partnership uses derivative instruments to partially offset its exposure to foreign currency exchange and interest rate risk. The Partnership enters into foreign currency forward and option contracts, a portion of which have been designated as cash flow hedges, to offset foreign currency exchange risk on a portion of forecasted revenue and enters into interest rate swaps to offset the variable interest rate risk associated with borrowings. The Partnership does not hold or issue derivative financial instruments for trading or speculative purposes.

Derivative instruments are classified as either assets or liabilities on a gross basis and carried at fair value and included in prepaid expenses and other current assets, other long-term assets, accrued and other current liabilities, and . other long-term liabilities on the consolidated balance sheets. Changes in fair value are either recognized as unrealized gains and losses in accumulated other comprehensive income in partners’ capital or net income depending on the nature of the underlying exposure, whether the derivative is formally designated as a hedge, and, if designated, the extent to which the hedge is effective. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions.

The effective portion of foreign currency forward and option contracts designated as cash flow hedges is reported as a component of accumulated other comprehensive income in partners’ capital and reclassified into revenue in the same period or periods during which the hedged revenue affects earnings. The effective portion of interest rate swaps designated as cash flow hedges is reported as a component of accumulated other comprehensive income in partners’ capital and reclassified into interest expense in the same period or periods during which the hedged interest expense affects earnings. The ineffective portion of cash flow hedges, if any, is recognized in earnings in the current period. The Partnership links all derivative instruments that are designated as cash flow hedges to specific assets and liabilities on the consolidated balance sheets or to specific forecasted transactions.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

To qualify for hedge accounting, the item to be hedged must cause an exposure risk and the Partnership must have an expectation that the related hedging instrument will be effective at reducing or mitigating that exposure. In accordance with the hedging requirements, the Partnership documents all hedging relationships at inception and includes a description of the risk management objective and strategy for undertaking the hedge, identification of the hedging instrument, the hedged item, the nature of the risk being hedged, the method for assessing effectiveness of the hedging instrument in offsetting the hedged risk and the method of measuring any ineffectiveness. When an event or transaction occurs or the derivative contract expires or the forecasted transaction is no longer probable of occurring, hedge accounting is discontinued. The Partnership also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments are highly effective in offsetting changes in cash flows of hedged items. If it is determined that a derivative instrument has ceased to be a highly effective hedge, hedge accounting is discontinued prospectively.

Hedge effectiveness for foreign exchange forward contracts designated as cash flow hedges is assessed by comparing the change in the fair value of the hedge contract with the change in the fair value of the forecasted cash flows of the hedged item. For foreign exchange option contracts, hedge effectiveness is assessed based on the hedging instrument’s entire change in fair value. Hedge effectiveness for interest rate swaps is assessed by comparing the change in fair value of the swap with the change in the fair value of the hedged item due to changes in the benchmark interest rate.

Derivative instruments that do not qualify, or no longer qualify, as hedges are adjusted to fair value through earnings in the current period.

Foreign Currency Hedges

The Partnership may hedge a portion of its foreign currency exposure associated with revenue under off-take contracts not denominated in U.S. Dollars. The Partnership has designated a portion of its foreign currency forward contracts and foreign currency purchased options as cash flow hedges. These derivatives are used to hedge certain revenue transactions forecasted generally within the next 60-month period.

Interest Rate Hedges

The Partnership utilizes an interest rate swap to hedge its cash flow exposure to fluctuations in variable-based interest rates under borrowings. The Partnership entered into a pay-fixed, receive-variable interest rate swap in September 2016 to hedge the interest rate risk associated with Tranche A-1 and Tranche A-3 of the Senior Secured Credit Facilities. The Partnership discontinued hedge accounting as of December 14, 2016 following the repayment of Tranche A-1 and A-3 of the Senior Secured Credit Facilities (see Note 12, Long-Term Debt and Capital Lease Obligations). Interest expense for the year ended December 31, 2017 included the reclassification of an insignificant amount representing the effective portion reported as a component of accumulated other comprehensive income.

The Predecessor previously used derivative financial instruments to manage its exposure to fluctuations in interest rates on long-term debt as required per the terms of the Prior Senior Secured Credit Facilities (see Note 12, Long-Term Debt and Capital Lease Obligations). The Predecessor recognized the interest rate swaps on the consolidated balance sheet at fair value. The Predecessor’s interest rate swap agreements were not designated as hedges; therefore, the gain or loss was recognized in the consolidated statement of income in interest expense. In connection with the repayment of the Prior Senior Secured Credit Facilities in April 2015 (see Note 12, Long-Term Debt and Capital Lease Obligations), the Predecessor terminated the interest rate swaps and paid a termination fee of $0.1 million.

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

Normal repairs and maintenance costs are expensed as incurred. Amounts incurred that extend an asset’s useful life, increase its productivity or add production capacity are capitalized. Direct costs, such as outside labor, materials, internal payroll and benefit costs, incurred during the construction of a new plant are capitalized; indirect costs are not capitalized.

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

Debt Issuance Costs and Original Issue Discount

Debt issuance costs represent legal fees, underwriter fees and other direct expenses associated with securing the Partnership’s borrowings and are capitalized on the consolidated balance sheets as a direct deduction from the carrying amount of the related long-term debt. Original issue discounts are recorded on the consolidated balance sheets within the carrying amount of long-term debt. Debt issuance costs and original issue discount are amortized over the term of the related debt using straight line amortization, which approximates the effective interest rate method. If a debt instrument is retired before its scheduled maturity date, any unamortized debt issuance costs and original issue discount associated with that debt instrument are expensed in the same period. Debt issuance costs and original issue discount at December 31, 2017 and 2016, were $7.1 million and $7.8 million, respectively.

Gains or losses on debt extinguishment include any associated unamortized debt issuance costs and original issue discount.

Goodwill

Goodwill represents the purchase price paid for acquired businesses in excess of the identifiable acquired assets and assumed liabilities. Goodwill is not amortized, but is tested for impairment annually and whenever an event occurs or circumstances change such that it is more likely than not that the fair value of the reporting unit is less than its carrying amounts. At December 31, 2017 and 2016, the Partnership identified one reporting unit that corresponded to the

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

Partnership’s one segment. The Partnership has selected the fourth fiscal quarter to perform its annual goodwill impairment test.

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

If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the entity must perform step two of the impairment test (measurement). Under Step 2, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.

For the years ended December 31, 2017 and 2016, the Partnership applied the qualitative test and determined that it was more likely than not that the estimated fair value of the reporting unit substantially exceeded the related carrying value, and, accordingly, was not required to apply the two-step impairment test. The Partnership did not record any goodwill impairment for the years ended December 31, 2017 and 2016 (see Note 10, Goodwill and Other Intangible Assets).

In making this qualitative analysis for the years ended December 31, 2017, and 2016, the Partnership evaluated the following economic factors:

•

The Partnership’s consolidated financial results reflect continued improved financial performance in 2017 compared to 2016 as reflected by increases in gross margin as well as the generation of positive net income in 2017 and 2016.

•	The Partnership continued its expansion with the Wilmington Drop-Down.
•	In 2017, the Partnership entered into agreements for incremental volumes with new and existing customers.
•	In October 2017, the Partnership issued $55.0 million in aggregate principal amount of 8.5% senior unsecured notes due 2021 at a premium of 106.25% to par value.
•	The Partnership’s market capitalization exceeds the carrying value of its net assets as of December 31, 2017.

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

Unit-Based Compensation

Employees, consultants and directors of the General Partner and any of its affiliates are eligible to receive awards under the Enviva Partners, LP Long-Term Incentive Plan. For accounting purposes, units granted to employees of the Partnership’s affiliates are treated as if they are distributed by the Partnership. Phantom units issued in tandem with corresponding distribution equivalent rights (“DERs”) are granted to employees of Enviva Management who provide services to the Partnership and to certain non-employee directors of the General Partner. These awards vest subject to the satisfaction of service requirements or the achievement of certain performance goals, following which common units in the Partnership will be delivered to the holder of the phantom units. Affiliate entities recognize compensation expense for the phantom units awarded to their employees and a portion of that expense is allocated to the Partnership (see Note 13, Related-Party Transactions-Management Services Agreement and Note 16, Equity-Based Awards). The Partnership’s outstanding unit-based awards do not have a cash option and are classified as equity on the Partnership’s consolidated balance sheets. The Partnership also recognizes compensation expense for units awarded to non-employee directors.

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

Recent and Pending Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (Topic 815)-Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. ASU 2017-12 requires a modified retrospective transition method which requires the recognition of the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Partnership is in the process of evaluating the impact of the adoption of ASU No. 2017-12 on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other. ASU 2017-04 simplifies the accounting for goodwill impairment by eliminating Step 2 of the current goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the new standard, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The new guidance should be adopted for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. This standard will be implemented prospectively in 2018 for all future goodwill impairment tests and will simplify such evaluations.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this standard provide a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the integrated set of assets and activities is not a business. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is allowed for transactions for which the acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance and for transactions in which a subsidiary is deconsolidated or a group of assets is derecognized that occur before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. The ASU is effective for the Partnership’s fiscal year 2018, including interim periods. The adoption of this standard may have an impact on the accounting for future acquisitions.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) — Restricted Cash: A Consensus of the FASB Emerging Issues Task Force, which requires that a statements of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, entities will no longer present transfers between cash and cash equivalents and

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

restricted cash and restricted cash equivalents in the statements of cash flows. The guidance addresses the presentation of changes in restricted cash and restricted cash equivalents in the statements of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statements of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statements of cash flows or in the notes to the financial statements. Entities will also have to disclose the nature of their restricted cash and restricted cash equivalent balances. The new guidance is effective for public business entities for fiscal years and interim periods within those years beginning after December 15, 2017. Early adoption in an interim period is permitted, but any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. Entities will be required to apply the guidance retrospectively when adopted. The ASU is effective for the Partnership’s fiscal year 2018, including interim periods. As a result of the adoption of this standard, restricted cash and restricted cash equivalents will be included with cash and cash equivalents on the consolidated statements of cash flows. Transfers between cash, cash equivalents, restricted cash and restricted cash equivalents will not be presented separately in the statements of cash flows. If cash and restricted cash are presented in more than one line item on the balance sheet, a reconciliation of these amounts to the total shown on the statements of cash flow must be presented in either a narrative or tabular form on the face of the statements of cash flows or in the notes to the financial statements. The Partnership does not expect the adoption of the new standard to have a material effect on how cash receipts and cash payments are presented and classified in the consolidated statements of cash flows.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) — Classification of Certain Cash Receipts and Cash Payments, which will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statements of cash flows with the objective of reducing the existing diversity in practice. The guidance addresses the classification of cash flows related to (1) debt prepayment or extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt instruments with coupon rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance, including bank-owned life insurance, (6) distributions received from equity method investees and (7) beneficial interests in securitization transactions. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. An entity will first apply any relevant guidance. If there is no guidance that addresses those cash receipts and cash payments, an entity will determine each separately identifiable source or use and classify the receipt or payment based on the nature of the cash flow. If a receipt or payment has aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source of use. The new guidance is effective for public business entities for fiscal years and interim periods within those years beginning after December 15, 2017. The new guidance will require adoption on a retroactive basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The ASU is effective for the Partnership’s fiscal year 2018, including interim periods. The Partnership does not expect the adoption of the new standard to have a material effect on how cash receipts and cash payments are presented and classified in the consolidated statements of cash flows.

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

ASC 606 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Partnership will adopt ASC 606 effective January 1, 2018. The Partnership currently expects to utilize the modified retrospective method of adoption, which will result in the presentation of the cumulative effect of initially applying ASC 606 at the date of initial application. The Partnership has established a cross-functional team to lead the assessment and implementation of ASC 606 and has finalized its implementation plans. In connection with the implementation plan, the Partnership has completed its evaluation of its off-take contracts to identify material performance obligations. The Partnership has concluded that the delivery of wood pellets to the customer is the material performance obligation under its off-take contracts. The Partnership also concluded it will aggregate wood pellets into metric tons and account for each metric ton as a single performance obligation. The Partnership has determined that revenue related to its off-take contracts will be recognized at the point in time at which control of the wood pellets passes to the customer, as the wood pellets are loaded onto shipping vessels, which is consistent with the timing of revenue recognition under the Partnership’s current accounting policy. Additionally, the Partnership has concluded that revenue from certain transactions currently presented on a net basis in other revenue will be recognized as principal sales on a gross basis under ASC 606. The Partnership based its conclusion on the fact that in certain instances it controls wood pellets supplied by third parties before control is transferred to customers, even in cases of “flash title”. ASC 606 requires revenue to be recognized on a gross basis when control of goods or services is established before transfer to customers.

Certain costs incurred at the discharge port and recoverable from customers were reported in revenue under legacy revenue guidance. Under ASC 606, these costs are not considered a part of the transaction price, and therefore will be excluded from revenue.

ASC 606 permits an entity to account for shipping and handling activities occurring after control has passed to the customer as a fulfillment activity rather than as a revenue element. The Partnership has elected to account for shipping and handling activities as a fulfillment activity, consistent with its current policy. The Partnership does not expect to have a material cumulative effect adjustment upon adoption of ASC 606.

(4) Transactions Between Entities Under Common Control

Wilmington Drop-Down

On October 2, 2017, the Partnership acquired from the First Hancock JV all of the issued and outstanding limited liability company interests in Wilmington for total consideration of $130.0 million (see Note 1, Description of Business and Basis of Presentation). The acquisition included an initial payment of $54.6 million in cash, net of a purchase price adjustment of $1.4 million, and deferred consideration of $74.0 million in cash or common units, to the First Hancock JV, and the elimination of $1.0 million of related-party receivables and payables, net, included in the net assets on the date of acquisition.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

Recast of Historical Financial Statements

The Partnership accounted for the Wilmington Drop-Down as a combination of entities under common control at historical cost in a manner similar to a pooling of interests. Accordingly, the consolidated financial statements for the periods prior to October 2, 2017 were retrospectively recast to reflect the acquisition as if it had occurred on May 15, 2013, the date Wilmington was originally organized.

The following table outlines the changes in consolidated net assets resulting from the acquisition of Wilmington on October 2, 2017.

Assets:
Cash	$—
Related-party receivables	2,914
Inventories	96
Prepaid expenses and other current assets	94
Property, plant and equipment, net	75,474
Total assets	78,578

Liabilities:
Accounts payable	195
Related-party payables	319
Accrued and other current liabilities	2,864
Long-term debt and capital lease obligations	243
Long-term liabilities	1,622
Total liabilities	5,243
Net assets contributed to Partnership	$73,335

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

The following table presents the changes to previously reported amounts in the audited consolidated balance sheet as of December 31, 2016 included in the Partnership’s annual report on Form 10-K for the year ended December 31. 2016:

	As of December 31, 2016
	As	Enviva Port Of	Total
	Reported	Wilmington, LLC	(Recast)
Cash and cash equivalents	$466	$—	$466
Accounts receivable, net	77,868	—	77,868
Related-party receivables	7,634	422	8,056
Inventories	29,764	172	29,936
Prepaid expenses and other current assets	4,983	40	5,023
Total current assets	120,715	634	121,349
Property, plant and equipment, net of accumulated depreciation	516,418	74,498	590,916
Goodwill	85,615	—	85,615
Other assets	3,420	76	3,496
Total assets	$726,168	$75,208	$801,376

Accounts payable	$9,869	$124	$9,993
Related-party payables	11,118	354	11,472
Accrued and other current liabilities	47,337	6,155	53,492
Total long-term debt and capital lease obligations	346,686	229	346,915
Other liabilities	1,641	1,001	2,642
Total liabilities	416,651	7,863	424,514
Total partners’ capital	309,517	67,345	376,862
Total liabilities and partners’ capital	$726,168	$75,208	$801,376

The following table presents the changes to previously reported amounts in the audited consolidated statements of income for the years ended December 31, 2016 and 2015 included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2016:

	Year Ended December 31, 2016
	As	Enviva Port Of	Total
	Reported	Wilmington, LLC	(Recast)
Net revenue	$464,276	$—	$464,276
Total cost of goods sold	387,289	215	387,504
Gross margin	76,987	(215)	76,772
Net income (loss)	17,723	(4,260)	13,463
Less net loss attributable to noncontrolling partners’ interests	3,654	2,150	5,804
Net loss attributable to general partner	(3,231)	(2,110)	(5,341)
Net income attributable to Enviva Partners, LP limited partners’ interest in net income	24,608	—	24,608

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

	Year Ended December 31, 2015
	As	Enviva Port Of	Total
	Reported	Wilmington, LLC	(Recast)
Net revenue	$457,374	$—	$457,374
Total cost of goods sold	397,834	—	397,834
Gross margin	59,540	—	59,540
Net income (loss)	19,460	(1,897)	17,563
Less net income attributable to noncontrolling partners’ interests	1,899	960	2,859
Net loss attributable to Predecessor	(2,132)	—	(2,132)
Net income (loss) attributable to general partner	4,449	(937)	3,512
Net income attributable to Enviva Partners, LP limited partners’ interest in net income	19,042	—	19,042

The following table presents the changes to previously reported amounts in the audited consolidated statements of cash flows for the years ended December 31, 2016 and 2015 included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2016:

	Year Ended December 31, 2016
	As	Enviva Port Of	Total
	Reported	Wilmington, LLC	(Recast)
Net cash provided by (used in) operating activities	$57,393	$(1,589)	$55,804
Net cash used in investing activities	(69,147)	(41,977)	(111,124)
Net cash provided by financing activities	10,092	43,566	53,658
Net decrease in cash and cash equivalents	$(1,662)	$—	$(1,662)

	Year Ended December 31, 2015
	As	Enviva Port Of	Total
	Reported	Wilmington, LLC	(Recast)
Net cash provided by (used in) operating activities	$66,413	$(556)	$65,857
Net cash used in investing activities	(80,046)	(23,444)	(103,490)
Net cash provided by financing activities	15,173	24,000	39,173
Net increase in cash and cash equivalents	$1,540	$—	$1,540

(5) Significant Risks and Uncertainties, Including Business and Credit Concentrations

The Partnership’s business is significantly impacted by GHG emission and renewable energy legislation and regulations in the European Union as well as its member states. If the European Union or its member states significantly modify such legislation or regulations, then the Partnership’s ability to enter into new contracts as the current contracts expire may be materially affected.

The Partnership’s primary industrial customers are located in the United Kingdom, Denmark and Belgium. Three customers accounted for 93% of the Partnership’s product sales in 2017, two customers accounted for 90% of the Partnership’s product sales in 2016 and three customers accounted for 93% of the Partnership’s product sales in 2015.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

The following table shows product sales to third-party customers that accounted for 10% or a greater share of consolidated product sales for each of the years ended December 31:

		2016	2015
	2017	(Recast)	(Recast)

Customer A	66%	75%	56%
Customer B	12%	15%	19%
Customer C	—%	—%	18%
Customer E	15%	—%	—%

The Partnership’s cash and cash equivalents are placed in or with various financial institutions. The Partnership has not experienced any losses on such accounts.

(6) Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31:

		2016
	2017	(Recast)
Land	$13,492	$13,492
Land improvements	42,962	42,322
Buildings	196,153	186,479
Machinery and equipment	413,349	400,867
Vehicles	635	522
Furniture and office equipment	5,970	5,604
Leasehold improvements	987	742
	673,548	650,028
Less accumulated depreciation	(117,067)	(80,781)
	556,481	569,247
Construction in progress	5,849	21,669
Total property, plant and equipment, net	$562,330	$590,916

Total depreciation expense was $39.1 million, $25.7 million and $24.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017, the Partnership had assets under capital leases with a cost and related accumulated depreciation of $4.7 million and $1.2 million, respectively. At December 31, 2016, the Partnership had assets under capital leases with a cost and related accumulated depreciation of $2.4 million and $0.7 million, respectively.

(7) Inventories

Inventories consisted of the following at December 31:

		2016
	2017	(Recast)
Raw materials and work-in-process	$4,516	$7,689
Consumable tooling	14,447	12,150
Finished goods	4,573	10,097
Total inventories	$23,536	$29,936

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

Cash Flow Hedges

Foreign Currency Exchange Risk

The Partnership is primarily exposed to fluctuations in foreign currency exchange rates related to off-take contracts that require future deliveries of wood pellets to be settled in British Pound Sterling (“GBP”). Deliveries under one of these contracts began in late 2017. The Partnership has and may continue to enter into foreign currency forward contracts, purchased option contracts or other instruments to partially manage this risk and has designated and may continue to designate these instruments as cash flow hedges. During December 2017, the Partnership determined that certain transactions were no longer probable of occurring within the forecasted time period. The Partnership discontinued hedge accounting and recognized gains and losses accumulated in other comprehensive income related to these hedging relationships in other expense on the consolidated statements of income.

For the qualifying cash flow hedges, the effective portion of the gain or loss on the change in fair value is initially reported as a component of accumulated other comprehensive income in partners’ capital and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss, if any, is reported in earnings in the current period. The Partnership considers its cash flow hedges to be highly effective at inception and as of December 31, 2017.

The Partnership’s outstanding cash flow hedges at December 31, 2017 expire on dates between 2019 and 2022.

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

The fair values of cash flow hedging instruments included in the consolidated balance sheet as of December 31, 2017 were as follows:

		Asset	Liability
	Balance Sheet Location	Derivatives	Derivatives
Derivatives designated as hedging instruments:
Forward contracts:

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

Foreign currency exchange forward contracts	Other long-term liabilities	$—	$2,118
Purchased options:
Foreign currency purchased option contracts	Prepaid and other current assets	1,024	—
Interest rate swap:
Interest rate swap	Other current assets	220	—
Interest rate swap	Other long-term assets	407	—
Total derivatives designated as hedging instruments		$1,651	$2,118

Derivatives not designated as hedging instruments:
Forward contracts:
Foreign currency exchange forward contracts	Prepaid and other current assets	$124	$—
Foreign currency exchange forward contracts	Accrued and other current liabilities	—	806
Foreign currency exchange forward contracts	Other long-term liabilities	—	528
Purchased options:
Foreign currency purchased option contracts	Prepaid and other current assets	3	—
Foreign currency purchased option contracts	Other long-term assets	45	—
Total derivatives not designated as hedging instruments		$172	$1,334

The fair values of cash flow hedging instruments included in the condensed consolidated balance sheet as of December 31, 2016 were as follows:

		Asset	Liability
	Balance Sheet Location	Derivatives	Derivatives
Derivatives designated as hedging instruments:
Forward contracts:
Foreign currency exchange forward contracts	Prepaid and other current assets	$188	$—
Foreign currency exchange forward contracts	Other long-term assets	632	—
Foreign currency exchange forward contracts	Other long-term liabilities	626	—
Purchased options:
Foreign currency purchased option contracts	Other long-term liabilities	—	51
Total derivatives designated as hedging instruments		$1,446	$51
Derivatives not designated as hedging instruments:
Interest rate swap	Other long-term assets	$484	$—

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

The effects of instruments designated as cash flow hedges and the related changes in accumulated other comprehensive income and the gains and losses recognized in income for the year ended December 31, 2017 were as follows:

Amount of
		Location of	Gain (Loss)	Location of Gain	Amount of Gain
	Amount of Gain	Gain (Loss)	Reclassified from	(Loss) Recognized in	(Loss) Recognized in
	(Loss) in Other	Reclassified from	Accumulated Other	Income on Derivative	Income on Derivative
	Comprehensive	Accumulated Other	Comprehensive	(Ineffective Portion	(Ineffective Portion
	Income on	Comprehensive	Income	and Amount	and Amount
	Derivative	Income	into Income	Excluded from	Excluded from
	(Effective Portion)	(Effective Portion)	(Effective Portion)	Effectiveness Testing)	Effectiveness Testing)
Foreign currency exchange forward contracts	$(4,126)	Product sales	$(15)	Other income (expense)	$(1,237)
Foreign currency exchange purchased option contracts	(1,411)	Other revenue	—	Other income (expense)	(368)
Interest rate swap	74	Other income (expense)	(221)	Other income (expense)	13

The effects of instruments designated as cash flow hedges and the related changes in accumulated other comprehensive income and the gains and losses in income for the year ended December 31, 2016 were as follows:

Amount of
		Location of	Gain (Loss)	Location of Gain	Location of Gain
	Amount of Gain	Gain (Loss)	Reclassified from	(Loss) Recognized in	(Loss) Recognized in
	(Loss) in Other	Reclassified from	Accumulated Other	Income on Derivative	Income on Derivative
	Comprehensive	Accumulated Other	Comprehensive	(Ineffective Portion	(Ineffective Portion
	Income on	Comprehensive	Income	and Amount	and Amount
	Derivative	Income	into Income	Excluded from	Excluded from
	(Effective Portion)	(Effective Portion)	(Effective Portion)	Effectiveness Testing)	Effectiveness Testing)
Foreign currency exchange forward contracts	$770	Product sales	$—	Product sales	$1
Foreign currency exchange forward contracts	—	Other revenue	—	Other revenue	—
Interest rate swap	—	Other income (expense)	—	Other income (expense)	—
Foreign currency exchange purchased option contracts	(175)	Product sales	—	Product sales	—

Certain cash flow hedges related to foreign currency exchange risk previously designated as hedges ceased to qualify for hedge accounting treatment and the Partnership discontinued hedge accounting for such hedged transactions on December 31, 2017. As of December 31, 2017, $1.6 million of loss included in accumulated other comprehensive income was reclassified to earnings. As of December 31, 2017, the estimated net amounts of existing gains and losses in accumulated other comprehensive income associated with derivative instruments expected to be transferred to the consolidated statement of income is a gain of $0.1 million during the next twelve months.

The Partnership enters into master netting arrangements, which are designed to permit net settlement of derivative transactions among the respective counterparties. If the Partnership had settled all transactions with its respective counterparties at December 31, 2017, the Partnership would have made a net settlement termination payment of $1.6 million, which differs from the recorded fair value of the derivatives. The Partnership presents its derivative assets and liabilities at their gross fair values.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

The notional amounts of outstanding derivative instruments associated with outstanding or unsettled derivative instruments as of December 31, 2017 were as follows:

Foreign exchange forward contracts in GBP	£46,465
Foreign exchange purchased option contracts in GBP	£34,050
Foreign exchange forward contracts in EUR	€5,350
Interest rate swap	$44,756

The Prior Credit Agreement required the Predecessor to swap a minimum of 50% of the term loan balance outstanding under the Prior Senior Secured Credit Facilities. In connection with the issuance of the Prior Senior Secured Credit Facilities (see Note 12, Long-Term Debt and Capital Lease Obligations), the Predecessor entered into floating-to-fixed interest rate swaps (the Partnership received a floating market rate and paid a fixed interest rate) to manage the interest rate exposure related to the Prior Senior Secured Credit Facilities. All indebtedness outstanding under the Prior Senior Secured Credit Facilities was repaid in full on April 9, 2015, and the Partnership terminated the related rate interest rate swaps and paid a termination fee of $0.1 million.

The Partnership did not have derivative instruments designated as cash flow hedges during the year ended December 31, 2015.

(9) Fair Value Measurements

The amounts reported in the consolidated balance sheets as cash and cash equivalents, accounts receivable, related-party receivables, prepaid expenses and other current assets, accounts payable, related-party payables and accrued liabilities, related-party accrued liabilities and other current liabilities approximate fair value because of the short-term nature of these instruments.

Derivative instruments and long-term debt and capital lease obligations including the current portion are classified as Level 2 instruments. The fair value of the Senior Notes (see Note 12, Long-Term Debt and Capital Lease Obligations – Senior Notes) was determined based on observable market prices in a less active market and was categorized as Level 2 in the fair value hierarchy. The fair value of other long-term debt and capital lease obligations classified as Level 2 was determined based on the usage of market prices not quoted on active markets and other observable market data. The carrying amount of derivative instruments approximates fair value as of December 31, 2017 and December 31, 2016 were as follows:

	December 31, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Senior Notes	$352,224	$374,624	$293,797	$306,547
Other long-term debt and capital lease obligations	48,793	48,793	57,283	57,283
Total long-term debt and capital lease obligations	$401,017	$423,417	$351,080	$363,830

The fair value of the long-term debt and capital lease obligations are estimated based upon rates currently available for debt and capital lease obligations with similar terms and remaining maturities.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(10) Goodwill and Other Intangible Assets

Intangible Assets

Intangible assets consisted of the following at:

			December 31, 2017			December 31, 2016
			Gross		Net	Gross		Net
	Amortization		Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Period		Amount	Amortization	Amount	Amount	Amortization	Amount
Favorable customer contracts	3	years	$8,700	$(8,591)	$109	$8,700	$(7,468)	$1,232
Wood pellet contract	6	years	1,750	(1,750)	—	1,750	(1,611)	139
Total intangible assets			$10,450	$(10,341)	$109	$10,450	$(9,079)	$1,371

Intangible assets include favorable customer contracts acquired in connection with the Partnership’s purchase of Green Circle in January 2015. The Partnership also recorded payments made to acquire a six-year wood pellet contract with a European utility in 2010 as an intangible asset. These costs are recoverable through the future revenue streams generated from the associated contract and are closely related to the revenue from the customer contracts. The Partnership amortizes the customer contract intangible assets as deliveries are completed during the respective contract terms. During the years ended December 31, 2017, 2016 and 2015, of $1.3 million, $2.0 million and $6.0 million, respectively, of amortization was included in cost of goods sold in the accompanying consolidated statements of income. The remaining amortization expense of $0.1 million will be recognized in 2018.

Goodwill

In 2015, the Partnership recorded an addition to goodwill of $80.7 million as part of the acquisition of Cottondale by the sponsor and its contribution to the Partnership as part of the Reorganization. Goodwill also includes $4.9 million from the acquisitions in 2010 of a business from IN Group Companies and of a company now known as Enviva Pellets Amory. The Partnership’s reported goodwill balance of $85.6 million at December 31, 2017 and 2016 was allocated to the Partnership’s one reporting unit, which also represents the Partnership’s one segment.

(11) Assets Held for Sale

The Partnership had a controlling interest in Wiggins, an entity that owned a wood pellet plant in Stone County, Mississippi. In December 2016, the Partnership, with the authorization of the Partnership’s board of directors, initiated a plan to sell the Wiggins plant, which triggered an evaluation of a potential asset impairment. The Partnership reclassified the Wiggins plant assets to current assets held for sale and ceased depreciation. Also in December 2016, the Partnership executed an agreement to sell Wiggins, with the closing of the transaction scheduled for January 20, 2017. The carrying amount of the assets held for sale exceeded the estimated fair value which resulted in a $10.0 million non-cash charge to earnings, which is included in impairment of assets held for sale on the consolidated statements of income. On January 20, 2017, the sales agreement terminated when the prospective buyer failed to pay the purchase price. Subsequently, the Partnership ceased operations but the Wiggins plant remained available for immediate sale.

The Partnership worked with prospective buyers throughout 2017, including the buyer from the December 2016 agreement. On December 27, 2017, the Partnership sold the Wiggins plant to a third-party buyer for a purchase price of $0.4 million and recorded a loss on the sale of $0.8 million, net, upon deconsolidation, consisting of a loss on the sale of $3.4 million and a $2.6 million gain upon deconsolidation, which is included in general and administrative expenses on the consolidated statements of income. On December 28, 2017, Wiggins was dissolved.

During December 2016, the Partnership recorded an impairment of $10.0 million related to the fixed assets at the Wiggins plant (see Note 11, Assets Held for Sale). The Partnership did not record any impairments related to assets held for sale for the years ended December 31, 2017 and 2015 (see Note 10, Goodwill and Other Intangible Assets).

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(12) Long-Term Debt and Capital Lease Obligations

Senior Notes Due 2021

On November 1, 2016, the Partnership and Enviva Finance Corp. (together with the Partnership, the “Issuers”), Wilmington Trust, National Association, as trustee, and the guarantors party thereto entered into an indenture, as amended or supplemented (the “Indenture”) pursuant to which the Issuers issued $300.0 million in aggregate principal amount of 8.5% senior unsecured notes due November 1, 2021 (the “Senior Notes”) to eligible purchasers (the “Senior Notes Offering”) in a private placement under Rule 144A and Regulation S of the Securities Act of 1933, as amended (the “Securities Act”). Interest payments commenced on May 1, are due semi-annually in arrears on May 1 and November 1. In August 2017, holders of 100% of the Senior Notes tendered such notes in exchange for newly issued registered notes with terms substantially identical in all material respects to the Senior Notes (except that the registered notes are not subject to restrictions on transfer). The Partnership recorded $6.4 million in issue discounts and costs associated with the issuance of the Senior Notes, which have been recorded as a deduction to long-term debt and capital lease obligations.

The Partnership used $139.6 million of the net proceeds from the Senior Notes, together with cash on hand, to pay a portion of the purchase price for the Sampson Drop-Down and $159.8 million to repay borrowings, including accrued interest, under the Senior Secured Credit Facilities.

On October 10, 2017, pursuant to the Indenture, the Issuers issued and sold an additional $55.0 million in aggregate principal amount of Senior Notes to a purchaser (the “Additional Notes Purchaser”) at 106.25% of par value plus accrued interest from May 1, 2017. The additional Senior Notes have the same terms as the Senior Notes. The sale of the additional Senior Notes resulted in gross proceeds to the Issuers of approximately $60.0 million. The proceeds were used to repay borrowings under the Partnership’s revolving credit commitments under the Senior Secured Credit Facilities, which were used to fund the Wilmington Drop-Down, and for general partnership purposes.

In December 2017, the Additional Notes Purchaser tendered such notes in exchange for newly issued registered notes with terms substantially identical in all material respects to the Senior Notes (except that the registered notes are not subject to restrictions on transfer). The additional Senior Notes will be treated together with the Senior Notes as a single class for all purposes under the Indenture. The Partnership recorded $0.9 million in original issue discounts and costs and $3.4 million in premiums associated with the issuance of the additional Senior Notes, which have been recorded as a net addition to long-term debt and capital lease obligations.

At any time prior to November 1, 2018, the Issuers may redeem up to 35% of the aggregate principal amount of the Senior Notes (including any additional notes) issued under the Indenture at a redemption prices of 108.5% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, in an amount not greater than the net cash proceeds of one or more equity offerings by the Partnership, provided that:

•

at least 65% of the aggregate principal amount of the Senior Notes issued under the Indenture on November 1, 2016, remains outstanding immediately after the occurrence of such redemption (excluding notes held by the Partnership and its subsidiaries); and

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

The Senior Notes contain certain non-financial covenants applicable to the Partnership including, but not limited to (1) restricted payments, (2) incurrence of indebtedness and issuance of preferred securities, (3) liens, (4) dividend and other payment restrictions affecting subsidiaries, (5) merger, consolidation or sale of assets, (6) transactions with affiliates, (7) designation of restricted and unrestricted subsidiaries, (8) additional subsidiary guarantees, (9) business activities and (10) reporting obligations.

As of December 31, 2017 and 2016, the Partnership was in compliance with all covenants and restrictions associated with, and no events of default existed under, the Indenture. The Partnership’s obligations under the Indenture are guaranteed by certain of the Partnership’s subsidiaries and secured by liens on substantially all of the Partnership’s assets.

Senior Secured Credit Facilities

On April 9, 2015, the Partnership entered into a Credit Agreement (the “Credit Agreement”) providing for $199.5 million aggregate principal amount of senior secured credit facilities (the “Original Credit Facilities”). The Original Credit Facilities consisted of $174.5 million aggregate principal amount of borrowings and revolving credit commitments in an aggregate principal amount at any time outstanding, taken together with the face amount of letters of credit, not in excess of $25.0 million.

On December 11, 2015, the Partnership entered into the First Incremental Term Loan Assumption Agreement (the “Assumption Agreement”) providing for $36.5 million aggregate principal amount of incremental borrowings (the “Incremental Term Advances” and, together with the Original Credit Facilities, the “Senior Secured Credit Facilities”) under the Credit Agreement. In addition, on December 11, 2015, FiberCo, an affiliate and a wholly owned subsidiary of the Partnership’s sponsor, purchased $15.0 million aggregate principal amount of the borrowings, net of a 1.0% lender fee. On June 30, 2016, FiberCo assigned all of its rights and obligations in its capacity as a lender to a third party. The Partnership recorded $0.4 million as interest expense to this indebtedness during the year ended December 31, 2016.

On October 17, 2016, the Partnership entered into the Second Amendment to the Credit Agreement (the “Second Amendment”) under the Partnership’s Senior Secured Credit Facilities. Following the Sampson Drop-Down, the Second Amendment provided for an increase from $25.0 million to $100.0 million of the revolving credit commitments.

On December 14, 2016, proceeds from the Senior Notes were used to repay outstanding indebtedness, including accrued interest of $159.9 million under the Senior Secured Credit Facilities. For the year ended December 31, 2016, the Partnership recorded a $4.4 million loss on early retirement of debt obligation related to the repayments.

The Senior Secured Credit Facilities include a commitment fee payable on undrawn revolving credit facility commitments of 0.50% per annum (subject to a stepdown of 0.375% per annum if the Total Leverage Ratio is less than or equal to 2.00:1.00). Letters of credit issued under the revolving credit facility are subject to a fee calculated at the applicable margin for revolving credit facility Eurodollar rate borrowings. The Partnership had $0 outstanding under the revolving credit commitments as of December 31, 2017 and $6.5 million at December 31, 2016.

The Partnership had a $4.0 million letter of credit outstanding under the letters of credit facility as of December 31, 2017 and 2016. The letter of credit was issued in connection with a contract between the Partnership and third parties, in the ordinary course of business. On January 11, 2018, the letter of credit was cancelled as it was no longer contractually required.

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

The Partnership can request loans under incremental facilities under the Credit Agreement on the terms and conditions and in the maximum aggregate principal amounts set forth therein, provided that lenders provide commitments to make loans under such incremental facilities. The Partnership is required to make mandatory prepayments of the Senior Secured Credit Facilities with the proceeds of certain asset sales and debt incurrences. The Partnership may voluntarily prepay the Senior Secured Credit Facilities in whole or in part at any time without premium or penalty.

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

Pursuant to the Credit Agreement, the Partnership is required to maintain, as of the last day of each fiscal quarter, a ratio of total debt to consolidated EBITDA (“Total Leverage Ratio”), as defined in the Credit Agreement, of not more than a maximum ratio, initially set at 4.25:1.00 and stepping down to 3.75 :1.00 during the term of the Credit Agreement; provided that the maximum permitted Total Leverage Ratio will be increased by 0.50:1.00 for the period from the consummation of certain qualifying acquisitions through the end of the second full fiscal quarter thereafter.

As of December 31, 2017 and December 31, 2016, the Partnership was in compliance with all covenants and restrictions associated with, and no events of default existed under, the Credit Agreement. The obligations under the Credit Agreement are guaranteed by certain of the Partnership’s subsidiaries and secured by liens on substantially all assets.

Prior Senior Secured Credit Facilities

In November 2012, the Predecessor entered into the Credit and Guaranty Agreement (the “Prior Credit Agreement”) that provided for a $120.0 million aggregate principal amount of senior secured credit facilities (the “Prior Senior Secured Credit Facilities”). All outstanding indebtedness under the Prior Senior Secured Credit Facilities was repaid in full, including related accrued interest, in the amount of $82.2 million on April 9, 2015. The Partnership funded the repayment with a portion of borrowings under the Original Credit Facilities. For the year ended December 31, 2015, the Partnership recorded a $4.7 million loss on early retirement of debt obligation related to the repayment.

Related-Party Notes Payable

On January 22, 2016, a non-controlling interest holder in Wiggins became the holder of the $3.3 million Wiggins construction loan and working capital line. Related-party interest expense associated with the related-party notes payable was insignificant during the year ended December 31, 2016. The construction loan and working capital line outstanding principal of $3.1 million and an insignificant amount of accrued interest were repaid in full by Wiggins on the October 18, 2016 maturity date.

In connection with the January 5, 2015 acquisition of Cottondale (formerly owned by Green Circle), the sponsor made a term advance of $36.7 million to Cottondale under a revolving note. The revolving note accrued interest at an annual rate of 4.0%. In connection with the acquisition, the sponsor also advanced its wholly owned subsidiary,

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

Acquisition II, $50.0 million under a note payable accruing interest at an annual rate of 4.0%. Cottondale repaid $4.8 million of the outstanding principal in March 2015. As a result of the sponsor’s contribution of Acquisition II, which owned Cottondale, to the Partnership on April 9, 2015, the Partnership recorded $81.9 million of outstanding principal and $0.9 million of accrued interest related to these notes.

In connection with the closing of the IPO on May 4, 2015, the related-party notes payable outstanding principal of $81.9 million and related accrued interest of $1.1 million were repaid by the Partnership to the sponsor. During the year ended December 31, 2015, $1.1 million of related-party interest expense associated with the related-party notes payable was incurred.

Long-term debt, at carrying value are composed of the following at December 31:

		2016
	2017	(Recast)
Senior Notes, net of unamortized discount, premium and debt issuance of $2.8 million as of December 31, 2017 and $6.2 million as of December 31, 2016	$352,224	$293,797
Senior Secured Credit Facilities, Tranche A-1 Advances, net of unamortized discount and debt issuance costs of $1.0 million as of December 31, 2017 and $1.4 million as of December 31, 2016	39,263	41,651
Senior Secured Credit Facilities, Tranche A-3 Advances, net of unamortized discount and debt issuance costs of $0.1 million as of December 31, 2017 and $0.2 million as of December 31, 2016	4,372	4,489
Senior Secured Credit Facilities, revolving credit commitments, at a Eurodollar Rate of 7.0% at December 31, 2016	—	6,500
Other loans	2,023	2,759
Capital leases	3,135	1,884
Total long-term debt and capital lease obligations	401,017	351,080
Less current portion of long-term debt and capital lease obligations	(6,186)	(4,165)
Long-term debt and capital lease obligations, excluding current installments	$394,831	$346,915

The aggregate maturities of long-term debt and capital lease obligations, net of unamortized discount and debt issuance costs, are as follows:

Year Ended December 31:
2018	$5,097
2019	5,301
2020	35,828
2021	354,788
2022	3
Thereafter	—
Total long-term debt and capital lease obligations	$401,017

Depreciation expense relating to assets held under capital lease obligations was $0.7 million, $0.2 million and $0.1 million for each of the years ended December 31, 2017, 2016 and 2015, respectively.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(13) Related-Party Transactions

Related-party amounts included on the consolidated statements of income were the following for each of the years ended December 31,:

	2017	2016 (Recast)	2015 (Recast)

Other revenue	$5,912	$—	$—
Cost of goods sold	69,445	41,467	22,268
General and administrative expenses	15,132	17,236	16,587

Management Services Agreement

On April 9, 2015, the Partnership, the General Partner, Enviva, LP, Enviva GP, LLC and certain subsidiaries of Enviva, LP (collectively, the “Service Recipients”) entered into a five-year Management Services Agreement (the “MSA”) with Enviva Management (the “Provider”), a wholly owned subsidiary of the sponsor, pursuant to which the Provider provides the Service Recipients with operations, general administrative, management and other services (the “Services”). Under the terms of the MSA, the Service Recipients are required to reimburse the Provider the amount of all direct or indirect internal or third-party expenses incurred by the Provider in connection with the provision of the Services, including, without limitation: (i) the portion of the salary and benefits of the employees engaged in providing the Services reasonably allocable to the Service Recipients; (ii) the charges and expenses of any third party retained to provide any portion of the Services; (iii) office rent and expenses and other overhead costs incurred in connection with, or reasonably allocable to, providing the Services; (iv) amounts related to the payment of taxes related to the business of the Service Recipients; and (v) costs and expenses incurred in connection with the formation, capitalization, business or other activities of the Provider pursuant to the MSA.

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

During the year ended December 31, 2017, the Partnership incurred $65.5 million related to the MSA. Of this amount, $49.9 million is included in cost of goods sold and $15.1 million is included in general and administrative expenses on the consolidated statements of income. At December 31, 2017, $0.5 million incurred under the MSA is included in finished goods inventory.

During the year ended December 31, 2016, the Partnership incurred $56.0 million related to the MSA. Of this amount, $37.9 million is included in cost of goods sold and $17.2 million is included in general and administrative expenses on the consolidated statements of income. At December 31, 2016, $0.9 million incurred under the MSA is included in finished goods inventory.

During the year ended December 31, 2015, the Partnership incurred $39.4 million related to the MSA. Of this amount, $22.3 million is included in cost of goods sold and $16.6 million is included in general and administrative expenses on the consolidated statements of income.

As of December 31, 2017, the Partnership had $19.6 million included in related-party payables primarily related to the MSA. As of December 31 2016, the Partnership had $10.9 million included in related-party payables primarily related to the MSA.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

Common Control Transactions

Cottondale

On January 5, 2015, the sponsor acquired Green Circle, which owned the Cottondale plant. Acquisition I contributed Green Circle to the Partnership in April 2015 in exchange for subordinated units in the Partnership. Prior to such contribution, the sponsor converted Green Circle into a Delaware limited liability company and changed the name of the entity to “Enviva Pellets Cottondale, LLC” (see Note 1, Description of Business and Basis of Presentation).

Southhampton Drop-Down

In connection with the closing of the Senior Secured Credit Facilities (see Note 12, Long-Term Debt and Capital Lease Obligations), on December 11, 2015, under the terms of a contribution agreement between the Partnership and the First Hancock JV, the First Hancock JV contributed to Enviva, LP, all of the issued and outstanding limited liability company interests in Southampton for total consideration of $131.0 million (see Note 1, Description of Business and Basis of Presentation).

Sampson Drop-Down

On December 14, 2016, the First Hancock JV contributed to Enviva, LP all of the issued and outstanding limited liability company interests in Sampson for total consideration of $175.0 million (see Note 1, Description of Business and Basis of Presentation).

Wilmington Drop-Down

On October 2, 2017, the First Hancock JV contributed to Enviva, LP all of the issued and outstanding limited liability company interests in Wilmington for total consideration of $130.0 million (see Note 1, Description of Business and Basis of Presentation).

Related-Party Indemnification

In connection with the Sampson Drop-Down, the First Hancock JV agreed to indemnify the Partnership, its affiliates, and its respective officers, directors, managers, counsel, agents and representatives from all costs and losses arising from certain vendor liabilities and claims (“Retained Matters”) related to the construction of the Sampson plant that were included in the net assets contributed. At December 31, 2016, accrued liabilities related to such indemnifiable amounts included $6.4 million related to work performed by certain vendors. The Partnership recorded a corresponding related-party receivable from the First Hancock JV of $6.4 million for reimbursement of such indemnifiable amounts. At December 31, 2017, the related-party receivable associated with such amounts was $3.0 million.

In connection with the Wilmington Drop-Down, the First Hancock JV agreed to indemnify the Partnership, its affiliates, and its respective officers, directors, managers, counsel, agents and representatives from all costs and losses arising from certain vendor liabilities and claims related to the construction of the Port of Wilmington that were included in the net assets contributed. The Partnership recorded a corresponding related-party receivable from the First Hancock JV of $1.8 million for reimbursement of such indemnifiable amounts. At December 31, 2017, the related-party receivable associated with such amounts was $1.3 million.

Sampson Construction Payments

Pursuant to three payment agreements between the Partnership and the First Hancock JV dated effective as of July 27, 2017, September 30, 2017, and December 31, 2017 (together, the “Payment Agreements”), the First Hancock JV agreed to pay an aggregate amount of $1.4 million to the Partnership in consideration for costs incurred by the

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

Partnership to repair or replace certain equipment at the Sampson plant following the consummation of the Sampson Drop-Down.

Terminal Services Agreements

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

In connection with the Wilmington Drop-Down, Wilmington and the sponsor entered into a terminal services agreement dated October 2, 2017 providing for wood pellet receipt, storage, handling and loading services by the Wilmington terminal on behalf of the sponsor (the “Holdings TSA”). Pursuant to the Holdings TSA, which remains in effect until September 1, 2026, the sponsor agreed to deliver a minimum of 125,000 MT per quarter and pay a fixed fee on a per-ton basis for the terminal services. During the year ended December 31, 2017, the Partnership recorded $2.8 million as terminal services revenue, which is included in “Other revenue.” The Partnership had no terminal services revenue under the Holdings TSA during the years ended December 31, 2016 and 2015.

The Holdings TSA was amended and assigned to Enviva Pellets Greenwood, LLC, a wholly owned subsidiary of Enviva JV Development Company, LLC, a joint venture between the Partnership’s sponsor, Hancock Natural Resource Group, Inc. and certain other affiliates of John Hancock Life Insurance Company (U.S.A.) (the “Second Hancock JV”).

Enviva FiberCo, LLC

The Partnership purchases raw materials from FiberCo. Raw material purchases during the years ended December 31, 2017 and 2016 from FiberCo were $8.5 million and $3.7 million, respectively. Raw material purchases from FiberCo were insignificant for the year ended December 31, 2015.

Biomass Purchase Agreement – Hancock JV

On April 9, 2015, Enviva, LP entered into a master biomass purchase and sale agreement (the “Biomass Purchase Agreement”) and a confirmation thereunder with the First Hancock JV pursuant to which the First Hancock JV sold to Enviva, LP, at a fixed price per metric ton, certain volumes of wood pellets per month. The Partnership sold the wood pellets purchased from the First Hancock JV to customers under the Partnership’s existing off-take contracts. Such confirmation was terminated on December 11, 2015.

On September 7, 2016, Sampson entered into a confirmation under the Biomass Purchase Agreement pursuant to which Sampson agreed to sell to the sponsor 60,000 MT of wood pellets through August 31, 2017. On June 23, 2017, the sponsor satisfied its take-or-pay obligation under the agreement with a $2.7 million payment to the Partnership, which is included in “Other revenue.”

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

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

Biomass Option Agreement – Enviva Holdings, LP

On February 3, 2017, Enviva, LP entered into a master biomass purchase and sale agreement and a confirmation thereunder, which confirmation was amended on April 1, 2017, each with the sponsor (together, the “Option Contract”), pursuant to which Enviva, LP has the option to purchase certain volumes of wood pellets from the sponsor, from time to time at a price per metric ton determined by reference to a market index. The sponsor has a corresponding right to re-purchase volumes purchased by Enviva, LP pursuant to the Option Contract at a price per metric ton determined by reference to such market index at then-prevailing rates in the event that Enviva, LP purchases more than 45,000 MT of wood pellets pursuant to the Option Contract.

During the year ended December 31, 2017, pursuant to the Option Contract, Enviva, LP purchased $11.1 million of wood pellets from the sponsor, which amount is included in cost of goods sold in the Partnership’s consolidated statements of income. The Partnership did not purchase wood pellets from the sponsor during the years ended December 31, 2016 and 2015.

EVA-MGT Contracts

In January 2016 the Partnership entered into a contract with the First Hancock JV to supply 375,000 MTPY of wood pellets (the “EVA‑MGT Contract”) to MGT Teesside Limited’s Tees Renewable Energy Plant (the “Tees REP”), which is under development. The EVA‑MGT Contract commences in 2019, ramps to full supply in 2021 and continues through 2034. The EVA-MGT Contract is denominated in U.S. Dollars for commissioning volumes in 2019 and in GBP thereafter.

The Partnership entered into a second supply agreement with the First Hancock JV in connection with the Sampson Drop‑Down to supply an additional 95,000 MTPY of the contracted volume to the Tees REP. The contract, which is denominated in GBP, commences in 2019 and continues through 2034.

(14) Income Taxes

The Partnership’s operations are organized as limited partnerships and entities that are disregarded entities for federal and state income tax purposes. As a result, the Partnership is not subject to U.S. federal and most state income taxes. The partners and unitholders of the Partnership are liable for these income taxes on their share of the Partnership’s taxable income. Some states impose franchise and capital taxes on the Partnership. Such taxes are not material to the consolidated financial statements and have been included in other income (expense) as incurred.

For calendar year 2017, the only periods subject to examination for federal and state income tax returns are 2015 through 2017. The Partnership believes its income tax filing positions, including its status as a pass-through entity, would be sustained on audit and does not anticipate any adjustments that would result in a material change to its consolidated balance sheet. Therefore, no reserves for uncertain tax positions, nor interest and penalties, have been recorded. For the years ended December 31, 2017 and 2016, no provision for federal or state income taxes has been recorded in the consolidated financial statements.

The Partnership’s consolidated financial statements include Enviva Finance Corp., which is a wholly owned C corporation that was formed for the purpose of being the co-issuer of the Partnership’s Senior Notes. There were no activities generated by Enviva Finance Corp. during 2017 and 2016, as a result, no provision for federal or state income taxes has been recorded in the consolidated financial statements.

The Partnership’s consolidated statement of income for the year ended December 31, 2015, includes income tax expense of $2.7 million related to the activities of the Cottondale plant from the date of acquisition on January 5, 2015 through April 8, 2015. This amount is reflected as a capital contribution. During this period, Green Circle was a corporate subsidiary of the predecessor entity of Acquisition II. Green Circle, which is now Enviva Cottondale

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

Acquisition I, LLC, and Acquisition II were each treated as a corporation for federal income tax purposes until April 7, 2015 and April 8, 2015, respectively. Prior to the contribution of Acquisition II to the Partnership on April 9, 2015, the financial results of the predecessor entity of each of Acquisition II and Green Circle were included in the consolidated federal income tax return of the tax paying entity, Acquisition I.

(15) Partners’ Capital

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

Subordinated Units

All of the subordinated units will convert into common units on a one‑for‑one basis at the end of the subordination period, which is expected to occur in May 2018. Our sponsor has registration rights with respect to the common units it currently holds and the common units it will hold upon conversion of the subordinated units.

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

Incentive Distribution Rights

Incentive distribution rights (“IDRs”) represent the right to receive increasing percentages (from 15.0% to 50.0%) of quarterly distributions from operating surplus after distributions in amounts exceeding specified target distribution levels have been achieved by the Partnership. The General Partner currently holds the IDRs, but may transfer these rights at any time.

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

During the year ended December 31, 2017, the Partnership sold 71,368 common units under the Equity Distribution Agreement for net proceeds of $1.9 million, net of an insignificant amount of commissions. Accounting and other fees of approximately $0.2 million were offset against the proceeds. Net proceeds from sales under the ATM Program were used for general partnership purposes.

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

Sampson Drop-Down

As partial consideration for the Sampson Drop-Down, the Partnership issued 1,098,415 unregistered common units at a price of $27.31 per unit, or $30.0 million of common units, to affiliates of John Hancock Life Insurance Company (U.S.A.) (see Note 4, Transactions Between Entities Under Common Control).

Cash Distributions to Unitholders

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

						Total
						Payment to
						General
						Partner for
						Incentive
	Declaration	Record	Payment	Distribution	Total Cash	Distribution
Quarter Ended	Date	Date	Date	Per Unit	Distribution	Rights
March 31, 2016	May 4, 2016	May 16, 2016	May 27, 2016	$0.5100	$12.6	$0.2
June 30, 2016	August 3, 2016	August 15, 2016	August 29, 2016	$0.5250	$13.0	$0.3
September 30, 2016	November 2, 2016	November 14, 2016	November 29, 2016	$0.5300	$13.3	$0.3
December 31, 2016	February 1, 2017	February 15, 2017	February 28, 2017	$0.5350	$14.1	$0.4
March 31, 2017	May 3, 2017	May 18, 2017	May 30, 2017	$0.5550	$14.6	$0.5
June 30, 2017	August 2, 2017	August 15, 2017	August 29, 2017	$0.5700	$15.0	$0.7
September 30, 2017	November 2, 2017	November 15, 2017	November 29, 2017	$0.6150	$16.2	$1.1
December 31, 2017	January 31, 2018	February 15, 2018	February 28, 2018	$0.6200	$16.3	$1.1

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

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

Accumulated Other Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, and gains and losses that under GAAP are included in comprehensive income but excluded from net income. The Partnership’s other comprehensive income for 2017 and 2016 consists of unrealized gains and losses related to derivative instruments accounted for as cash flow hedges. There was no other comprehensive income for the year ended December 31, 2015.

The following table presents the changes in accumulated other comprehensive income:

Unrealized
Losses on
Derivative
Instruments
Balance at December 31, 2015	$—
Net unrealized losses	(246)
Reclassification of net losses realized into net income	841
Accumulated other comprehensive income at December 31, 2016	595
Net unrealized losses	(5,463)
Reclassification of net losses realized into net income	1,828
Accumulated other comprehensive loss at December 31, 2017	$(3,040)

Noncontrolling Interests—Enviva Pellets Wiggins, LLC

Prior to December 28, 2017, the Partnership held a 67% controlling interest in Wiggins. In December 2016, the Partnership, with the authorization of the Partnership’s board of directors, initiated a plan, and entered into a purchase and sale agreement, to sell the Wiggins plant. At such time, the Partnership reclassified the Wiggins plant assets to current assets held for sale and ceased depreciation. On January 20, 2017, the purchase and sale agreement terminated when the buyer failed to pay the purchase price.

On December 27, 2017, the Partnership sold the Wiggins plant to a third-party buyer for a purchase price of $0.4 million and recorded a loss on the sale of $0.8 million, net, which is included in general and administrative expenses. On December 28, 2017, Wiggins was dissolved along with associated noncontrolling interests. Upon dissolution, no amounts were distributed to the non-controlling interest holders and all intercompany balances were forgiven (see Note 11, Assets Held for Sale).

Noncontrolling Interests—First Hancock JV

Sampson and Wilmington were wholly owned subsidiaries of the First Hancock JV prior to the consummation of the Sampson Drop-Down and the Wilmington Drop-Down. The Partnership’s financial statements have been recast to include the financial results of Sampson and Wilmington as if the consummation of the Sampson Drop-Down and Wilmington Drop-Down had occurred on May 15, 2013, the date Sampson and Wilmington were originally organized. The interests of the First Hancock JV’s third-party investors in Sampson and Wilmington for periods prior to the related drop-down transactions have been reflected as a non-controlling interest in the Partnership’s financial statements. The Partnership’s consolidated statements of income for the years ended December 31, 2017, 2016, and 2015 include net losses of $0,  $3.3 million and $1.9 million, respectively, attributable to the non-controlling interests in Sampson. The Partnership’s consolidated statements of operations for the years ended December 31, 2017, 2016, and 2015 include net losses of $3.1 million, $2.2 million and $1.0 million, respectively, attributable to the non-controlling interests in Wilmington.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(16) Equity-Based Awards

Long-Term Incentive Plan

The General Partner maintains the Enviva Partners, LP Long-Term Incentive Plan (“LTIP”) for employees, consultants and directors of the General Partner and any of its affiliates that perform services for the Partnership. The LTIP provides for the grant, from time to time, at the discretion of the board of directors of the General Partner or a committee thereof, of unit options, unit appreciation rights, restricted units, phantom units, DERs unit awards, and other unit-based awards. The LTIP limits the number of common units that may be delivered pursuant to awards under the plan to 2,738,182 common units. Common units subject to awards that are forfeited, cancelled, exercised, paid, or otherwise terminate or expire without the actual delivery of common units will be available for delivery pursuant to other awards. The common units under the LTIP will consist, in whole or in part, of common units acquired in the open market or from any affiliate or any other person, newly issued common units or any combination of the foregoing as determined by the board of directors of the General Partner or a committee thereof.

During 2017, 2016 and 2015, the board of directors of the General Partner granted phantom units in tandem with corresponding DERs to employees of the Provider who provide services to the Partnership (the “Affiliate Grants”), and phantom units in tandem with corresponding DERs to certain non-employee directors of the General Partner (the “Director Grants”). The phantom units and corresponding DERs are subject to certain vesting and forfeiture provisions. Award recipients do not have all the rights of a unitholder with respect to the phantom units until the phantom units have vested and been settled. Awards of the phantom units are settled in common units within 60 days after the applicable vesting date. If a phantom unit award recipient experiences a termination of service under certain circumstances set forth in the applicable award agreement, the unvested phantom units and corresponding DERs are forfeited. Forfeitures are recognized when the actual forfeiture occurs.

A summary of the Affiliate Grants for the years ended December 31, 2017, 2016 and 2015 is as follows:

			Performance-Based		Total Affiliate Grant
	Phantom Units		Phantom Units		Phantom Units
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
		Fair Value		Fair Value		Fair Value
	Units	(per unit)(1)	Units	(per unit)(1)	Units	(per unit)(1)
Nonvested December 31, 2014	—	$—	—	$—	—	$—
Granted	200,351	$20.62	81,803	$20.36	282,154	$20.54
Forfeitures	(12,230)	$21.26	—	$—	(12,230)	$21.26
Vested	—	$—	—	$—	—	$—
Nonvested December 31, 2015	188,121	$20.58	81,803	$20.36	269,924	$20.51
Granted	207,404	$18.32	174,045	$19.16	381,449	$18.71
Forfeitures	(49,372)	$19.93	(20,493)	$20.57	(69,865)	$20.11
Vested	—	$—	—	$—	—	$—
Nonvested December 31, 2016	346,153	$19.32	235,355	$19.46	581,508	$19.37
Granted	301,400	$25.67	111,104	$25.51	412,504	$25.63
Forfeitures	(51,687)	$21.77	(95,545)	$18.36	(147,232)	$18.36
Vested	—	$—	(139,810)	$20.20	(139,810)	$20.20
Nonvested December 31, 2017	595,866	$22.32	111,104	$25.52	706,970	$22.82

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.

Phantom units subject to the Affiliate Grants vest on the third anniversary of the grant date except for performance-based phantom units which vest on the achievement of specific performance milestones. The fair value of

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

the Affiliate Grants granted during 2017 was $10.6 million based on the market price per unit on the applicable date of grant. These units are accounted for as if they are distributed by the Partnership. The fair value of the Affiliate Grants is remeasured by the Provider at each reporting period until the award is settled. Compensation cost recorded each period will vary based on the change in the award’s fair value. For awards with performance goals, the expense is accrued only if the performance goals are considered to be probable of occurring. The Provider recognizes unit-based compensation expense for the units awarded and a portion of that expense is allocated to the Partnership. During the fourth quarter of 2017, $1.6 million of unit-based compensation was reversed as performance goals were not met. The Provider allocates unit-based compensation expense to the Partnership in the same manner as other corporate expenses. The Partnership’s portion of the unit-based compensation expense is included in general and administrative expenses. The Partnership recognized $3.4 million, $3.1 million and $0.4 million of general and administrative expense associated with the Affiliate Grants during the years ended December 31, 2017, 2016 and 2015, respectively.

A summary of the Director Grant unit awards subject to vesting for the years ended December 31, 2017, 2016 and 2015, is as follows:

			Performance-Based		Total Director Grant
	Phantom Units		Phantom Units		Phantom Units
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
		Fair Value		Fair Value		Fair Value
	Units	(per unit)(1)	Units	(per unit)(1)	Units	(per unit)(1)
Nonvested December 31, 2014	—	$—	—	$—	—	$—
Granted	14,112	$21.26	—	$—	14,112	$21.26
Forfeitures	—	$—	—	$—	—	$—
Vested	—	$—	—	$—	—	$—
Nonvested December 31, 2015	14,112	$21.26	—	$—	14,112	$21.26
Granted	17,724	$22.57	—	$—	17,724	$22.57
Forfeitures	—	$—	—	$—	—	$—
Vested	(14,112)	$21.26	—	$—	(14,112)	$21.26
Nonvested December 31, 2016	17,724	$22.57	—	$—	17,724	$22.57
Granted	15,840	$25.25	—	$—	15,840	$25.25
Forfeitures	—	$—	—	$—	—	$—
Vested	(17,724)	$22.57	—	$—	(17,724)	$22.57
Nonvested December 31, 2017	15,840	$25.25	—	$—	15,840	$25.25

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.

On February 3, 2017, Director Grants valued at $0.4 million were granted and vest on the first anniversary of the grant date, February 3, 2018. On May 4, 2017, the Director Grants that were nonvested at December 31, 2016 vested and common units were issued. In addition, 3,724 common units were granted and issued to non-employee directors of the General Partner as compensation for services performed on the General Partner’s board of directors during the year ended December 31, 2017. For the years ended December 31, 2017 and 2016 the Partnership recorded $0.5 million and $0.4 million, respectively, of compensation expense with respect to the Director Grants. For the year ended December 31, 2015, an insignificant amount of compensation expense with respect to the Director Grants was recorded.

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

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

Unpaid DER amounts related to the performance-based Affiliate Grants at December 31, 2017 were $0.9 million. Unpaid DER amounts of $0.7 million are included in accrued liabilities and $0.2 million are included in other long-term liabilities on the consolidated balance sheets. Unpaid DER amounts related to the performance-based Affiliate Grants at December 31, 2016 were $0.6 million. Unpaid DER amounts of $0.4 million are included in accrued liabilities and $0.2 million are included in other long-term liabilities on the consolidated balance sheets. DER distributions are paid by an affiliate and were $1.0 million and $0.7 million for the years ended December 31, 2017 and 2016, respectively, and were insignificant for the year ended December 31, 2015. At December 31, 2017 and 2016, $0 and $0.4 million, respectively, of DER distributions are included in related-party accrued liabilities.

(17) Net Income per Limited Partner Unit

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

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

The computation of net income (loss) per limited partner unit is a follows for the years ended December 31:

		2016	2015
	2017	(Recast)	(Recast)

Net income	$14,373	$13,463	$17,563
Less net loss attributable to noncontrolling partners’ interests	3,140	5,804	2,859
Net income attributable to Enviva Partners, LP	$17,513	$19,267	$20,422
Less: Predecessor loss to May 4, 2015 (prior to IPO)	$—	$—	(2,132)
Less: Pre-acquisition income from April 10, 2015 to December 10, 2015 from operations of Enviva Pellets Southampton, LLC Drop-Down allocated to General Partner	—	—	6,264
Less: Pre-acquisition income from inception to December 13, 2016 from operations of Enviva Pellets Sampson, LLC Drop-Down allocated to General Partner	—	(3,231)	(1,815)
Less: Pre-acquisition income from inception to October 1, 2017 from operations of Enviva Port of Wilmington, LLC Drop-Down allocated to General Partner	(3,049)	(2,110)	(937)
Enviva Partners, LP limited partners’ interest in net income	$20,562	$24,608	$19,042
Less: Distributions declared on:
Common units	$34,033	$26,933	$14,282
Subordinated units	28,096	24,167	13,846
IDRs	3,398	1,077	—
Total distributions declared	65,527	52,177	28,128
Earnings less than distributions	$(44,965)	$(27,569)	$(9,086)

Basic and diluted net income per limited partner unit is follows:

	Year Ended December 31, 2017
	Common	Subordinated	General
	Units	Units	Partner

Weighted-average common units outstanding—basic	14,403	11,905	—
Effect of nonvested phantom units	948	—	—
Weighted-average common units outstanding—diluted	15,351	11,905	—

	Year Ended December 31, 2017
	Common	Subordinated	General
	Units	Units	Partner	Total

Distributions declared	$34,033	$28,096	$3,398	$65,527
Earnings less than distributions	(24,631)	(20,334)	—	(44,965)
Net income attributable to partners	$9,402	$7,762	$3,398	$20,562
Weighted-average units outstanding—basic	14,403	11,905
Weighted-average units outstanding—diluted	15,351	11,905
Net income per limited partner unit—basic	$0.65	$0.65	—	$1.30
Net income per limited partner unit—diluted	$0.61	$0.65	—	$1.26

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

	Year Ended December 31, 2016
	Common	Subordinated	General
	Units	Units	Partner

Weighted-average common units outstanding—basic	13,002	11,905	—
Effect of nonvested phantom units	557	—	—
Weighted-average common units outstanding—diluted	13,559	11,905	—

	Year Ended December 31, 2016
	Common	Subordinated	General
	Units	Units	Partner	Total

Distributions declared	$26,933	$24,167	$1,077	$52,177
Earnings less than distributions	(14,531)	(13,038)	—	(27,569)
Net income attributable to partners	$12,402	$11,129	$1,077	$24,608
Weighted-average units outstanding—basic	13,002	11,905
Weighted-average units outstanding—diluted	13,559	11,905
Net income per limited partner unit—basic	$0.95	$0.93	$—	$1.88
Net income per limited partner unit—diluted	$0.91	$0.93	$—	$1.84

	Year Ended December 31, 2015
	Common	Subordinated	General
	Units	Units	Partner

Weighted-average common units outstanding—basic	11,988	11,905	—
Effect of nonvested phantom units	270	—	—
Weighted-average common units outstanding—diluted	12,258	11,905	—

	Year Ended December 31, 2015
	Common	Subordinated	General
	Units	Units	Partner	Total

Distributions declared	$14,282	$13,846	$—	$28,128
Earnings less than distributions	(4,721)	(4,365)	—	(9,086)
Net income attributable to partners	$9,561	$9,481	$—	$19,042
Weighted-average units outstanding—basic	11,988	11,905
Weighted-average units outstanding—diluted	12,258	11,905
Net income per limited partner unit—basic	$0.80	$0.80	$—	$1.60
Net income per limited partner unit—diluted	$0.79	$0.79	$—	$1.58

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(18) Commitments and Contingencies

Shipping Event

During the fourth quarter of 2016, the Partnership re-purchased a shipment of wood pellets from one customer and subsequently sold it to another customer in a back-to-back transaction. Smoldering was observed onboard the vessel carrying the shipment, which resulted in damage to a portion of the shipment and one of the vessel’s five cargo holds (the “Shipping Event”). The disponent owner of the vessel (the “Shipowner”) had directly or indirectly chartered the vessel from certain other parties (collectively, the “Head Owners”) and in turn contracted with Cottondale as the charterer of the vessel. Following the mutual appointment of arbitrators in connection with the Shipping Event, on June 8, 2017, the Shipowner submitted claims against Cottondale (the “Claims”) alleging damages of approximately $11.8 million (calculated using exchange rates as of December 31, 2017), together with other unquantified losses and damages. The Claims provide that the Shipowner would seek indemnification and other damages from Cottondale to the extent that the Shipowner is unsuccessful in its defense of claims raised by the Head Owners against it for damages arising in connection with the Shipping Event.

Although it is reasonably possible that the Shipping Event may result in additional costs and liabilities for the Partnership’s account, responsibility for such costs and liabilities incurred in connection with the Shipping Event is disputed among the various parties involved. If any such costs and liabilities ultimately are allocated to the Partnership, a portion may be recovered under insurance. The Partnership believes it has meritorious defenses to the Claims, but is generally unable to predict the timing or outcome of any claims or proceedings, including the Claims, associated with the Shipping Event, or any insurance recoveries in respect thereof. Consequently, the Partnership is unable to provide an estimate of the amount or range of possible loss.

Operating Leases

The MSA fee charged by Enviva Holdings, LP to the Partnership includes rent related amounts for a noncancelable operating lease for office space in Maryland and North Carolina held by Enviva Holdings, LP. Other rent expense was insignificant for the years ended December 31, 2017, 2016 and 2015.

On February 20, 2015, the Wilmington terminal entered into a Deed of Lease Agreement (the “Lease”) with North Carolina State Ports Authority (“NCSPA”) to lease certain real property at NCSPA’s Wilmington, North Carolina marine terminal for the Wilmington terminal. The Lease has a twenty-one year term, with two five-year renewal options, with annual base rent of $0.2 million which is payable monthly or annually, subject to an annual increase in the producer’s price index for industrial commodities less fuel. No payments are due until September 15, 2021. The total estimated base rent payments over the life of the lease are estimated at $4.7 million.

On May 4, 2016, the Wilmington terminal and NCSPA entered into a second amendment to the Lease, which includes a minimum annual throughput ton fee, subject to an annual increase in producer’s price index up to 1%. The total estimated minimum annual throughput ton fee is estimated at $1.9 million annually.

Future minimum lease payments, excluding those charged under the MSA fee, for noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2017 are as follows:

2018	$3,737
2019	2,829
2020	2,738
2021	2,723
2022	2,535
Thereafter	61,525
Total future minimum lease payments	$76,087

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

Commitments

The Partnership has entered into throughput agreements, expiring between 2021 through 2023, to receive terminal and stevedoring services at the Partnership’s port facilities. The agreements specify a minimum cargo throughput requirement at a fixed price per ton or a fixed fee, subject to an adjustment based on the consumer price index or the producer prices index, for a defined period of time, ranging from monthly to annual basis. At December 31, 2017, the Partnership had approximately $35.3 million related to firm commitments under the terminal services and stevedoring agreements. For the years ended December 31, 2017, 2016 and 2015, terminal services and stevedoring expenses were $10.6 million, $10.3 million, and $7.1 million, respectively.

The Partnership has entered into long-term arrangements to secure transportation from its plants to the port facilities. Under certain of these agreements, expiring between 2019 through 2023, the Partnership committed to various annual minimum volumes under multi‑year fixed‑cost contracts with third‑party logistics providers for trucking and rail transportation, subject to increases in the consumer price index and certain fuel price adjustments. For the years ended December 31, 2017, 2016 and 2015, transportation expenses were $23.8 million, $21.7 million and $20.9 million, respectively.

The Partnership has entered into long-term supply arrangements, expiring between 2019 through 2021, to secure the supply of wood pellets from third-party vendors. The minimum annual purchase volumes are at a fixed price per metric ton adjusted for volume, pellet quality and certain shipping-related charges. The supply agreement for the purchase of 720,000 MT of wood pellets from British Columbia is fully offset by an agreement to sell 720,000 MT of wood pellets to the same counterparty from the Partnership’s terminal locations. As of December 31, 2017 the Partnership purchased approximately $3.5 million under these long-term supply agreements. No amounts were incurred related to these agreements for the years ended December 31, 2016 and 2015.

Fixed and determinable portions of the minimum aggregate future payments under these firm terminal services, stevedoring, transportation, and supply agreements obligations for the next five years are as follows:

2018	$25,244
2019	27,294
2020	56,313
2021	93,033
2022	6,674
Thereafter	6,674
Total	$215,232

In order to mitigate volatility in the Partnership’s shipping costs, it has entered into fixed‑price shipping contracts with reputable shippers matching the terms and volumes of certain of the Partnership’s off‑take contracts for which the Partnership is responsible for arranging shipping. Contracts with shippers, expiring between 2019 through 2034, include provisions as to the minimum amount of metric tons per year to be shipped and may also stipulate the number of shipments. Pursuant to these contracts, the terms extend up to fifteen years, charges are based on a fixed‑price per metric ton and, in some cases, there are adjustment provisions for increases in the price of fuel or for other distribution‑related costs. The charge per metric ton varies depending on the loading port and the discharge port. For the years ended December 31, 2017, 2016 and 2015, shipping expenses were approximately $52.2 million, $41.5 million, and $44.9 million, respectively, and were included in cost of sales.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(19) Subsequent Events

Long-Term Incentive Plan

On January 31, 2018, 2018, the Board granted 13,964 Director Grants and 359,843 Affiliate Grants in tandem with corresponding DERs. The Director Grants vest on the first anniversary of the grant date. Of the total Affiliate Grants, 243,442 phantom units vest on the third anniversary of the grant date and 116,401 phantom units vest on the performance of specific milestones. The fair value of the Director Grants and Affiliate Grants was $10.7 million based on the market price per unit on the date of the grant.

Greenwood Contract

On February 16, 2018, the Partnership entered into a contract with a wholly owned subsidiary of the Second Hancock JV to purchase wood pellets produced by the Greenwood plant (the “Greenwood Contract”). Pursuant to the Greenwood Contract, the Partnership has agreed, subject to certain conditions, to purchase all of the production from the Greenwood plant from the date of acquiring the Greenwood plant through March 2022 and has a take-or-pay obligation for 550,000 MTPY (prorated for partial contract years) beginning in mid-2019.

(20) Quarterly Financial Data (Unaudited)

The following table presents the Partnership’s unaudited quarterly financial data. This information has been prepared on a basis consistent with that of the Predecessor’s audited consolidated financial statements and all necessary material adjustments, consisting of normal recurring accruals and adjustments, have been included to present fairly the unaudited quarterly financial data. As discussed in Note 1, Description of Business and Basis of Presentation, the consolidated financial statements for the periods prior to the Wilmington Drop-Down have been retroactively recast. The quarterly information presented below has also been recast accordingly. The quarterly results of operations for these periods are not necessarily indicative of future results of operations. Basic and diluted earnings per unit are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per unit information may not equal annual basic and diluted earnings per unit.

	First	Second	Third	Fourth
For the Year Ended December 31, 2017	Quarter	Quarter	Quarter	Quarter	Total
	(Recast)	(Recast)	(Recast)
Net revenue	$122,443	$127,547	$132,223	$161,008	$543,221
Gross margin	16,368	16,331	20,382	25,721	78,802
Net (loss) income	(45)	1,497	5,023	7,898	14,373
Enviva Partners, LP limited partners’ interest in net income	2,535	3,862	6,339	7,826	20,562
Basic income per limited partner common unit	$0.08	$0.12	$0.20	$0.25	$0.65
Diluted income per limited partner common unit	$0.07	$0.11	$0.19	$0.24	$0.61
Basic income per limited partner subordinated unit	$0.08	$0.12	$0.20	$0.25	$0.65
Diluted income per limited partner subordinated unit	$0.08	$0.12	$0.20	$0.25	$0.65

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

	First	Second	Third	Fourth
For the Year Ended December 31, 2016	Quarter	Quarter	Quarter	Quarter	Total
	(Recast)	(Recast)	(Recast)	(Recast)	(Recast)
Net revenue	$107,252	$119,709	$110,794	$126,521	$464,276
Gross margin	15,754	19,457	22,417	19,144	76,772
Net income (loss)	4,933	9,144	9,028	(9,642)	13,463
Enviva Partners, LP limited partners’ interest in net income (loss)	7,494	12,053	13,033	(7,972)	24,608
Basic income (loss) per limited partner common unit	$0.30	$0.48	$0.51	$(0.34)	$0.95
Diluted income (loss) per limited partner common unit	$0.29	$0.47	$0.50	$(0.34)	$0.91
Basic income (loss) per limited partner subordinated unit	$0.30	$0.48	$0.51	$(0.32)	$0.93
Diluted income (loss) per limited partner subordinated unit	$0.29	$0.47	$0.50	$(0.32)	$0.93

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(21) Supplemental Guarantor Information

The Partnership and its wholly owned finance subsidiary, Enviva Partners Finance Corp., are the co-issuers of the Senior Notes on a joint and several basis. The Partnership has no material independent assets or operations. The Senior Notes are guaranteed on a senior unsecured basis by certain of the Partnership’s direct and indirect wholly owned subsidiaries (excluding Enviva Partners Finance Corp. and certain recently formed immaterial subsidiaries) and will be guaranteed by the Partnership’s future restricted subsidiaries that guarantee certain of its other indebtedness (collectively, the “Subsidiary Guarantors”). The guarantees are full and unconditional and joint and several. Each of the Subsidiary Guarantors is directly or indirectly 100% owned by the Partnership. Enviva Partners Finance Corp. is a finance subsidiary formed for the purpose of being the co-issuer of the Senior Notes. Other than certain restrictions arising under the Credit Agreement and the Indenture (see Note 12,  Long-Term Debt and Capital Lease Obligations), there are no significant restrictions on the ability of any restricted subsidiary to (i) pay dividends or make any other distributions to the Partnership or any of its restricted subsidiaries or (ii) make loans or advances to the Partnership or any of its restricted subsidiaries.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)‑15(e) and 15(d)‑15(e) under the Exchange Act) was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our General Partner. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2017, the end of the period covered by this Annual Report.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

The management of our General Partner is responsible for establishing and maintaining adequate internal control over financial reporting for us as defined in Rules 13a‑15(f) and 15d‑15(f) of the Exchange Act. Under the supervision of, and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework in 2013, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management of our General Partner concluded that our internal control over financial reporting was effective as of December 31, 2017. This Annual Report on Form 10‑K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for emerging growth companies.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that occurred during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As a result of owning our General Partner, our sponsor has the right to appoint all members of the board of directors of our General Partner. In evaluating director candidates, our sponsor will assess whether a candidate possesses the integrity, judgment, knowledge, experience, skill and expertise that are likely to enhance the board’s ability to manage and direct our affairs and business, including, when applicable, to enhance the ability of committees of the board to fulfill their duties.

The board of directors of our General Partner has ten directors, including four directors meeting the independence standards established by the NYSE and the Exchange Act. The board of directors met eight times during 2017.

All of the executive officers of our General Partner listed below allocate their time between managing the business and affairs of us and our sponsor. The amount of time that our executive officers devote to our business and the business of our sponsor varies in any given year based on a variety of factors. Our executive officers devote as much time to the management of our business as is necessary for the proper conduct of our business and affairs. However, our executive officers’ fiduciary duties to our sponsor and other obligations may prevent them from devoting sufficient time to our business and affairs.

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

Name of Beneficial Owner	Age	Position With Our General Partner
John K. Keppler	47	Chairman, President and Chief Executive Officer
Stephen F. Reeves	58	Executive Vice President and Chief Financial Officer
Thomas Meth	45	Executive Vice President, Sales and Marketing
William H. Schmidt, Jr.	45	Executive Vice President, Corporate Development and General Counsel
E. Royal Smith	45	Executive Vice President, Operations
James P. Geraghty	40	Vice President and Controller
Raymond J. Kaszuba, III	39	Vice President and Treasurer
Ralph Alexander	62	Director
John C. Bumgarner, Jr.	75	Director
Robin J. A. Duggan	51	Director
Michael B. Hoffman	67	Director
Christopher B. Hunt	54	Director
William K. Reilly	78	Director
Gary L. Whitlock	68	Director
Carl L. Williams	41	Director
Janet S. Wong	59	Director

John K. Keppler.  Mr. Keppler has served as Chairman of the board of directors and President and Chief Executive Officer of our General Partner since our inception in November 2013. Mr. Keppler co‑founded Intrinergy, the predecessor to our sponsor, in 2004, and has been responsible for setting Enviva’s strategic direction and leading the company’s growth. From 2002 to 2004, Mr. Keppler was the Director of Corporate Strategy in the Office of the Vice Chairman with America Online and, prior to that, he was Senior Manager, Business Affairs and Development with America Online from 2001 to 2002. Mr. Keppler holds a B.A. in political economy from the University of California, Berkeley, as well as an MBA from The Darden Graduate School of Business Administration at The University of Virginia. Over the course of Mr. Keppler’s career, he has gained extensive experience growing innovative ideas into successful businesses across a broad range of industries and has developed a wealth of experience in business strategy and operations and a keen knowledge of the renewable energy sector. For the past ten years, Mr. Keppler has been responsible for setting our strategic direction and leading the company’s growth from a start‑up company to the world’s leading producer of wood biomass fuels. In light of this experience, we believe that he has the requisite set of skills to serve as a director, as well as Chairman, President and Chief Executive Officer.

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

Thomas Meth.  Mr. Meth has served as Executive Vice President, Sales and Marketing of our General Partner since our inception in November 2013. He was also a co‑founder of Intrinergy. Mr. Meth is responsible for our commercial customer relations as well as our marketing, sustainability, communications and public relations initiatives. Prior to Intrinergy, Mr. Meth was Head of Sales and Marketing in Europe, the Middle East and Africa for the Colfax Corporation from 2002 to 2004. From 1993 to 2000, Mr. Meth was the Director of Sales for Europay Austria, a consumer financial services company that offered MasterCard, Maestro and Electronic Purse services. Mr. Meth holds a bachelor of commerce from Vienna University of Economics and Business Administration in Austria as well as an MBA from The Darden Graduate School of Business Administration at The University of Virginia. Mr. Meth was an executive officer of Intrinergy Deutschland Management GmbH (“IDM”) and Enviva Pellets GmbH and Co. KG (“EPD”), which were engaged in pellet manufacturing in Germany unrelated to our core business. Both entities filed for insolvency in Amtsgerichts Straubing, a district court located in Germany, in November 2010. Our predecessor distributed its indirect interests in IDM and EPD to our sponsor as part of the Reorganization.

William H. Schmidt, Jr.  Mr. Schmidt has served as Executive Vice President, Corporate Development and General Counsel of our General Partner since February 2018 and prior to that as Executive Vice President, General Counsel and Secretary since our inception in November 2013. He has served in the same capacity at our sponsor and Enviva, LP since March 2013. Mr. Schmidt is responsible for our and our sponsor’s legal affairs and, as President of Enviva Development Holdings, LLC, for our sponsor’s corporate development activities. Prior to joining us, Mr. Schmidt was the Senior Vice President and General Counsel of Buckeye GP LLC, the general partner of Buckeye Partners, L.P., a master limited partnership that owned and operated petroleum pipelines and terminals in the United States, marine terminals serving international petroleum markets, natural gas storage facilities, and a petroleum products marketing business. From November 2010 to February 2013, he was Vice President and General Counsel of Buckeye GP LLC and, from November 2007 to November 2010, he was Vice President, General Counsel and Secretary of Buckeye GP LLC. Prior to November 2007, Mr. Schmidt served as Vice President and General Counsel of Buckeye Pipe Line Services Company, an affiliate of Buckeye Partners, L.P., since February 2007 and as Associate General Counsel since September 2004. Mr. Schmidt also was the President of Lodi Gas Storage, L.L.C., a subsidiary of Buckeye Partners, L.P., from August 2009 to January 2012. Prior to joining Buckeye, Mr. Schmidt practiced law at Chadbourne & Parke LLP, an international law firm.

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

James P. Geraghty.  Mr. Geraghty has served as Vice President and Controller of our General Partner since our inception in November 2013, and has served in the same capacity at our sponsor and Enviva, LP since January 2011. From July 2008 to January 2011, Mr. Geraghty was Project Manager at Rose Financial Services, a consulting firm that specializes in assisting early stage high‑growth companies to scale their finance functions in preparation for private and public debt and equity offerings. Prior to that, he was the Controller at The George Washington University Hospital since July 2002. From September 1999 to July 2002, Mr. Geraghty worked in the Assurance and Business Advisory Services of Arthur Andersen, LLP. Mr. Geraghty holds a B.S. in Accounting from Mount Saint Mary’s University, an MBA from the George Washington University School of Business and holds a Certified Public Accountant accreditation.

Raymond J. Kaszuba, III.  Mr. Kaszuba has served as Vice President and Treasurer of our General Partner and Enviva, LP since July 2015. Prior to joining Enviva, LP, he worked in several Treasury and finance‑related positions at Exxon Mobil Corporation, a leading oil and natural gas company, for 8 years. Mr. Kaszuba holds a B.S. in Finance and Economics from the University of Dayton and an MBA from the Tepper School of Business at Carnegie Mellon University.

Michael B. Hoffman.  Mr. Hoffman has served as a director on the board of directors of our General Partner since our inception in November 2013. Mr. Hoffman is a partner of Riverstone, where he is principally responsible for investments in power and renewable energy for Riverstone’s funds. Mr. Hoffman is co‑head of Riverstone’s Renewable Energy Funds I and II. Before joining Riverstone in 2003, Mr. Hoffman was senior managing director and head of the mergers and acquisitions advisory business of The Blackstone Group for 15 years, where he also served on the firm’s principal group investment committee as well as its executive committee. Prior to joining Blackstone, Mr. Hoffman was managing director and co‑head of the mergers and acquisitions department of Smith Barney, Harris Upham & Co. In addition to serving on the boards of a number of Riverstone portfolio companies and their affiliates, Mr. Hoffman is chairman of the board of directors of Onconova Therapeutics Inc. He is also a member of the board of trustees of The Rockefeller University. We believe Mr. Hoffman’s extensive leadership and financial expertise enable him to contribute significant managerial, strategic and financial oversight skills to the board of directors of our General Partner and our management team.

Ralph Alexander.  Mr. Alexander has served as director on the board of directors of our General Partner since our inception in November 2013. Mr. Alexander has served as the President and CEO of Talen Energy since December 2016. He became affiliated with Riverstone Holdings LLC in September 2007. For nearly 25 years, Mr. Alexander served in various positions with subsidiaries and affiliates of BP plc, one of the world’s largest oil and gas companies. From June 2004 until December 2006, he served as Chief Executive Officer of Innovene, BP’s $20 billion olefins and derivatives subsidiary. From 2001 until June 2004, he served as Chief Executive Officer of BP’s Gas, Power and Renewables and Solar segment and was a member of the BP group executive committee. Prior to that, Mr. Alexander served as a Group Vice President in BP’s Exploration and Production segment and BP’s Refinery and Marketing segment. He held responsibilities for various regions of the world, including North America, Russia, the Caspian, Africa, and Latin America. Prior to these positions, Mr. Alexander held various positions in the upstream, downstream and finance groups of BP. Mr. Alexander currently serves on the board of Talen Energy Corporation since June 2015. From December 2014 through December 2016, Mr. Alexander served on the board of EP Energy Corporation. He has previously served on the boards of Foster Wheeler, Stein Mart, Inc., Amyris and Anglo‑American plc. Mr. Alexander holds an M.S. in Nuclear Engineering from Brooklyn Polytech (now NYU School of Engineering—Polytechnic) and an M.S. in Management Science from Stanford University.

Carl L. Williams.  Mr. Williams has served as a director on the board of directors of our General Partner since our inception in November 2013. Mr. Williams is a Managing Director at Riverstone. He also serves on the boards of a number of Riverstone portfolio companies and their affiliates. Prior to joining Riverstone in 2008, Mr. Williams was in the Global Natural Resources investment banking group at Goldman, Sachs & Co. from 2005 to 2008. While at Goldman, he focused on mergers and acquisitions and financing transactions in the power generation, alternative energy, oil and gas and refining industries. Prior to that, he held various positions in engineering and strategic sourcing with Lyondell Chemical Company, a supplier of raw materials and technology to the coatings industry, from 1999 to 2004. He received his MBA from Columbia Business School, and holds a B.S. in chemical engineering and a B.A. in economics and managerial studies from Rice University. We believe that Mr. Williams’ extensive experience in, and knowledge of, each of the finance and energy sectors enable him to provide essential guidance to the board of directors of our General Partner and our management team.

Robin J. A. Duggan.  Mr. Duggan has served as a director on the board of directors of our General Partner since our inception in November 2013. Mr. Duggan has been a Managing Director of Riverstone since 2014, and previously served as a Principal of Riverstone for seven years. Prior to joining Riverstone, Mr. Duggan was the founder of Commodity Optimization Ventures Ltd., a business that provided advice to clients in the private equity industry, including Texas Pacific Group. Before founding his business, he served for over 17 years in various positions with subsidiaries and affiliates of BP plc. From 2004 to 2005, Mr. Duggan was the Vice President of European Business Optimization at Innovene, BP’s olefins and derivatives subsidiary, where he was responsible for commercial activity for olefins and refining in Europe and also oversaw Innovene’s successful separation from BP in Europe. From 1999 to 2003, Mr. Duggan held a number of senior level positions in BP’s Petrochemicals segment, including serving as the Performance Unit Leader of the Aromatics and Olefins division, Global Business Manager of the Styrene business unit, and the Planning, Performance and Strategy Manager of the Acetyls business unit. Prior to that time, Mr. Duggan held various positions in BP’s Upstream segment in the United Kingdom, Australia and Venezuela over a period of ten years. Mr. Duggan serves on the boards of a number of Riverstone portfolio companies and their affiliates. He holds a B.A in biochemistry from Oxford University and an M.S. in management science from Stanford University. Based upon his strong background in various aspects of the energy industry, we believe Mr. Duggan has the requisite set of skills to serve as a director.

John C. Bumgarner, Jr.  Mr. Bumgarner has served as a director on the board of directors of our General Partner since April 2015. Mr. Bumgarner has been engaged in private investment since November 2002, and currently assists in operating a family‑owned, multi‑faceted real estate company. Mr. Bumgarner previously served as Co‑Chief Operating Officer and President of Strategic Investments for Williams Communications Group, Inc., a high technology company, from May 2001 to November 2002. Williams Communications Group, Inc. filed a Plan of Reorganization with the U.S. Bankruptcy Court in August 2002. Mr. Bumgarner joined The Williams Companies, Inc., in 1977 and, prior to working at Williams Communications Group, Inc., served as Senior Vice President of Williams Companies Corporate Development and Planning, President of Williams International Company and President of Williams Real Estate Company. He most recently served as a director of Energy Partners, Ltd., an oil and natural gas exploration and production company, from January 2000 to February 2009, and at Market Planning Solutions Inc. from February 1982 until April 2011. Energy Partners, Ltd. filed a Plan of Reorganization with the U. S. Bankruptcy Court in May 2009.

Mr. Bumgarner holds a B.S. from the University of Kansas and an M.B.A. from Stanford University. Mr. Bumgarner’s substantial experience as an executive at a conglomerate and as a director on boards of public and private companies engaged in a variety of industries provide him with unique insight that is particularly helpful and valuable to the board of directors of our General Partner.

William K. Reilly.  Mr. Reilly has served as a director on the board of directors of our General Partner since April 2015. Mr. Reilly served as Administrator of the U.S. Environmental Protection Agency from 1989 to 1993. From October 1997 to December 2009, Mr. Reilly served as President and Chief Executive Officer of Aqua International Partners, an investment group which finances water improvements in emerging markets. He also served as Senior Advisor to TPG Capital from September 1994 to December 2016. In 2010, Mr. Reilly was appointed by President Obama as co‑chair of the National Commission on the BP Deepwater Horizon Oil Spill and Offshore Drilling. He currently serves on the board of directors of Royal Caribbean Cruises Ltd. Mr. Reilly served as a director of Conoco Inc. from 1998 until its merger with Phillips Petroleum Company in 2002, and thereafter served as a director of ConocoPhillips until May 2013. From 1993 until April 2012, Mr. Reilly also served on the board of directors of E.I. duPont de Nemours and Company. He has also previously served as the first Payne Visiting Professor at Stanford University, President of the World Wildlife Fund and President of The Conservation Foundation. He is Chairman Emeritus of the World Wildlife Fund and Chairman of the Nicholas Institute for Environmental Policy Solutions at Duke University. Mr. Reilly’s extensive environmental regulatory experience and his service on various other boards make him well qualified to serve as a member of the board of directors of our General Partner, and allow him to provide unique and valuable perspective on matters critical to our operations.

Janet S. Wong.  Ms. Wong has served as a director on the board of directors of our General Partner since April 2015. Since January 2013, Ms. Wong has served as an Executive Advisor for Ascend, a non‑profit professional organization that enables its members, corporate partners and the community to realize the leadership potential of Pan‑Asians in global corporations. At Ascend, Ms. Wong has been a co‑developer and instructor for its Executive Insight courses. In 2015, Ms. Wong was elected to serve on the Audit Committee for the American Heart Association as well as the Budget Review Subcommittee. In addition, she serves on the Louisiana Tech University Foundation Board and the College of Business Advisory Board where she is the immediate past-Chairman. Ms. Wong served as a Partner at Grant Thornton LLP from August 2008 through July 2012, where she was the Central Region Corporate and Partnership Services Lead Partner. In 2008, Ms. Wong retired from the partnership of KPMG, culminating a career with the global firm from 1985 through 2008, where she served as a National Industry Practice Lead Partner. Ms. Wong has extensive experience working with clients in the consumer markets, energy, financial services, manufacturing, and technology sectors. She is a Certified Public Accountant. She holds a Master of Professional Accountancy from Louisiana Tech University and a Master of Taxation from Golden Gate University. We believe Ms. Wong’s audit expertise and her professional and leadership experience enable her to provide essential guidance to the board of directors of our General Partner and our management team.

Christopher B. Hunt.  Mr. Hunt has served as a director on the board of directors of our General Partner since April 2016. Mr. Hunt is a managing director of Riverstone and joined Riverstone in 2008. In addition to serving on the boards of a number of Riverstone portfolio companies and their affiliates, he also currently serves on the board of directors of NTR Plc. Prior to joining Riverstone, Mr. Hunt ran international power development and generation businesses for BP plc and Enron Corporation. Mr. Hunt received his BA from Wesleyan University and his MBA from Columbia University. He has also completed various post‑graduate programs at Harvard University, Stanford University, the Massachusetts Institute of Technology and Oxford University. Mr. Hunt brings extensive experience in the renewable energy, conventional power and natural gas industries to the board of directors of our General Partner.

Gary L. Whitlock.  Mr. Whitlock has served as a director on the board of directors of our General Partner since April 2016. Mr. Whitlock served as Executive Vice President and Chief Financial Officer of CenterPoint Energy, Inc. (“CenterPoint”) from September 2002 until April 2015. From April 2015 until his retirement on October 1, 2015, he served as Special Advisor to the Chief Executive Officer of CenterPoint. While at CenterPoint, Mr. Whitlock was responsible for accounting, treasury, risk management, tax, strategic planning, business development, emerging businesses and investor relations. From July 2001 to September 2002, Mr. Whitlock served as Executive Vice President and Chief Financial Officer of the Delivery Group of Reliant Energy, Incorporated (“Reliant”). Prior to joining Reliant, Mr. Whitlock served as Vice President of Finance and Chief Financial Officer of Dow AgroSciences LLC, a subsidiary of The Dow Chemical Company (“Dow”), from 1998 to 2001. He began his career with Dow in 1972, where he held a number of financial leadership positions, both in the United States and globally. While at Dow, Mr. Whitlock served on the boards of directors of various Dow entities. Mr. Whitlock is a Certified Public Accountant and received a BBA in accounting from Sam Houston State University in 1972. He has previously served on the board of directors of Texas Genco Holdings, Inc., the board of directors of the general partner of Enable Midstream Partners, LP from March 2013 to August 2015, the board of directors of KiOR, Inc. from December 2010 to June 2015, the board of directors of CHI St. Luke’s Health System, The Woodlands, and the Leadership Cabinet of Texas Children’s Hospital. Mr. Whitlock brings extensive experience in public company financial management and reporting to the board of directors of our General Partner.

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

Committees of the Board of Directors

The board of directors of our General Partner has three standing committees: an audit committee, a compensation committee and a health, safety, sustainability and environmental committee. The board of directors of our General Partner may also form a conflicts committee from time to time. Due to the related‑party nature of the Sampson Drop‑Down, the board of directors of our General Partner formed a conflicts committee comprised solely of independent directors to evaluate the Sampson Drop‑Down.

Audit Committee

We are required to have an audit committee of at least three members, and all the members of the audit committee are required to meet the independence and experience standards established by the NYSE and the Exchange Act. Mr. Bumgarner, Ms. Wong and Mr. Whitlock currently serve as members of the audit committee. The board determined that all members of the audit committee are financially literate and are “independent” under the standards of the NYSE and SEC regulations currently in effect. SEC rules also require that a public company disclose whether or not its audit committee has an “audit committee financial expert” as a member. An “audit committee financial expert” is defined as a person who, based on his or her experience, possesses the attributes defined by Regulation S‑K Item 407(d)(s)(ii). The board of directors of our General Partner believes Ms. Wong satisfies the definition of “audit committee financial expert.”

The audit committee assists the board of directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee has the sole authority to (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm, and (3) pre‑approve any non‑audit services and tax services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has been given unrestricted access to the audit committee and our management.

Conflicts Committee

Our General Partner’s board of directors may, from time to time, establish a conflicts committee to which the board will appoint at least one director and which may be asked to review specific matters that the board believes may involve conflicts of interest and determines to submit to the conflicts committee for review. The conflicts committee determines if the resolution of the conflict of interest is adverse to the interest of the partnership. The members of the conflicts committee may not be officers or employees of our General Partner or directors, officers or employees of its affiliates, including our sponsor, and must meet the independence standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors, along with other requirements in our partnership agreement.

Any matters approved by the conflicts committee will be conclusively deemed to be approved by us and all of our partners and not a breach by our General Partner of any duties it may owe us or our unitholders. Due to the related‑party nature of the Wilmington Drop‑Down, the board of directors of our General Partner formed a conflicts committee comprised of Mr. Bumgarner, Mr. Whitlock and Ms. Wong to evaluate the Wilmington Drop‑Down.

Compensation Committee

As a limited partnership listed on the NYSE, we are not required to have a compensation committee. However, in connection with our IPO, the board of directors of our General Partner established a compensation committee consisting of Mr. Alexander, Mr. Bumgarner and Mr. Hoffman to, among other things, administer our long‑term incentive plan and establish and review general policies related to, and determine and approve, or make recommendations to the board with respect to, the compensation and benefits of the non‑employee members of the board.

Health, Safety, Sustainability and Environmental Committee

In connection with our IPO, the board of directors of our General Partner formed a Health, Safety, Sustainability and Environmental Committee (the “HSSE committee”) consisting of Mr. Duggan and Mr. Reilly. The HSSE committee assists the board of directors of our General Partner in fulfilling its oversight responsibilities with respect to the board’s and our continuing commitment to (i) ensuring the safety of our employees and the public and assuring that our businesses and facilities are operated and maintained in a safe and environmentally sound manner, (ii) sustainability, including sustainable forestry practices, (iii) delivering environmental benefits to our customers, the forests from which we source our wood fiber and the communities in which we operate and (iv) minimizing the impact of our operations on the environment. The HSSE committee reviews and oversees our health, safety, sustainability and environmental policies, programs, issues and initiatives, reviews associated risks that affect or could affect us, our employees and the public and ensures proper management of those risks and reports to the board on health, safety, sustainability and environmental matters affecting us, our employees and the public. The members of the HSSE committee are non‑employee directors of our General Partner.

Executive Sessions of Non‑Management Directors

The board of directors of our General Partner holds regular executive sessions in which the non‑management directors meet without any members of management present. The purpose of these executive sessions is to promote open and candid discussion among the non‑management directors. In the event that the non‑management directors include directors who are not independent under the listing requirements of the NYSE, then at least once a year, there will be an executive session including only independent directors. The director who presides at these meetings is John C. Bumgarner, Jr. Unitholders and any other interested parties may also communicate directly with the presiding director or with the non‑management directors as a group, by mail addressed to:

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

General Counsel

Enviva Partners, LP

7200 Wisconsin Avenue, Suite 1000

Bethesda, Maryland 20814

and marking the envelope containing each communication as “Unitholder Communication with Directors” and clearly identifying the intended recipient(s) of the communication. Communications will be relayed to the intended recipient of the board of directors of our General Partner pursuant to the Communications Policy, which is available on the “Investors Relations” section of our website at http://www.envivabiomass.com. Any communications withheld under the Communications Policy will nonetheless be recorded and available for any director who wishes to review them.

Corporate Governance

Our General Partner has adopted a Code of Business Conduct and Ethics that applies to our General Partner’s directors, officers and employees, as well as to employees of our subsidiaries or affiliates that perform work for us. The Code of Business Conduct and Ethics also serves as the financial code of ethics for our Chief Executive Officer, Chief Financial Officer, controller and other senior financial officers. Our General Partner has also adopted Corporate Governance Guidelines that outline the important policies and practices regarding our governance.

We make available free of charge, within the “Investors Relations” section of our website at http://www.envivabiomass.com and in print to any interested party who so requests, our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter and HSSE Committee Charter. Requests for print copies may be directed to Investor Relations, Enviva Partners, LP, 7200 Wisconsin Ave., Suite 1000, Bethesda, Maryland 20814, or by telephone at (301) 657‑5560. We will post on our website all waivers to or amendments of the Code of Business Conduct and Ethics, which are required to be disclosed by applicable law and the listing requirements of the NYSE. The information contained on, or connected to, our website is not incorporated by reference into this Annual Report on Form 10‑K and should not be considered part of this or any other report we file with or furnish to the SEC.

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

Based solely upon our review of copies of filings or written representations from the reporting persons, we believe that, for the year ended December 31, 2017, Mr. Gary Whitlock, a member of the board of directors of our General Partner, failed to file, on a timely basis, one report on Form 4 required to be filed under Section 16(a) of the Exchange Act with respect to one transaction. On August 2, 2017, Mr. Whitlock was issued 505 common units in connection with his annual compensation. The Form 4 required to be filed by Mr. Whitlock in connection with this issuance was filed on October 27, 2017.

ITEM 11.  EXECUTIVE COMPENSATION

Neither we nor our General Partner have any employees. All of our executive officers are currently employed by Enviva Management.

We are providing compensation disclosure that satisfies the requirements applicable to emerging growth companies. For 2017, we determined our named executive officers (“Named Executive Officers” or “NEOs”) to be:

•	John K. Keppler, Chairman of the Board of Directors, President and Chief Executive Officer,
•	E. Royal Smith, Executive Vice President, Operations, and
•	Stephen F. Reeves, Executive Vice President and Chief Financial Officer.

The executive officers of our General Partner split their time between managing our business and the other businesses of our sponsor that are unrelated to us. Except with respect to awards that may be granted under the LTIP, all responsibility and authority for compensation‑related decisions for the NEOs remains with Enviva Management and its affiliates, and such decisions are not subject to any approval by us, our General Partner’s board of directors or any committees thereof. Other than awards that may be granted under the LTIP, Enviva Management and its affiliates have the ultimate decision‑making authority with respect to the total compensation of our executive officers and employees.

The compensation disclosed below with respect to the NEOs reflects only the portion of compensation expense that is allocated to us pursuant to the MSA among us, our General Partner and Enviva Management. For more information about the MSA, please read Item 13. “Certain Relationships and Related Transactions, and Director Independence—Other Transactions with Related Persons—Management Services Agreement.”

The disclosures below relating to cash compensation paid by Enviva Management are based on information provided to us by Enviva Management. With the exception of the grants made under the LTIP, the elements of compensation discussed below are not subject to approvals by the board of directors of our General Partner or any of its committees.

SUMMARY COMPENSATION TABLE

The table below sets forth the annual compensation expensed by us for our Named Executive Officers for the fiscal years ended December 31, 2017 and December 31, 2016. As noted above, the amounts included in the table below reflect only the portion of compensation expense that is allocated to us pursuant to the MSA.

				Unit	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Awards(2)	Compensation(3)	Total ($)
John K. Keppler	2017	$214,000	$313,200	$534,997	$4,889	$1,067,086
(Chairman of the Board of	2016	$212,913	$433,350	$440,998	$—	$1,087,261
Directors, President and Chief
Executive Officer)

E. Royal Smith	2017	$255,000	$191,250	$382,505	$9,925	$838,680
(Executive Vice President,	2016	$253,758	$261,900	$146,881	$6,600	$669,139
Operations)

Stephen F. Reeves	2017	$193,000	$142,500	$385,997	$5,368	$726,865
(Executive Vice President and	2016	$250,075	$243,875	$376,342	$5,168	$875,460
Chief Financial Officer)

(1)

Pursuant to the Enviva Management Annual Incentive Compensation Plan, bonus compensation for fiscal 2017 represents the aggregate amount of the annual discretionary cash bonuses paid to each Named Executive Officer.

(2)

The amounts reflected in this column represent the grant date fair value of phantom units (which include tandem distribution equivalent rights (“DERs”)) granted to the NEOs pursuant to the LTIP, computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 718. The grant date fair value for time‑based phantom unit awards is based on the closing price of our common units, which was (i) $25.25 per unit for awards granted on February 1, 2017 with respect to the 2017 fiscal year and (ii) $18.19 per unit for awards granted on February 3, 2016 with respect to the 2016 fiscal year. The grant date fair value of performance‑based phantom unit awards is reported based on the probable outcome of the performance conditions on the grant date. The value of the performance‑based phantom unit awards granted in 2017, assuming achievement of the maximum performance level, was (i) $534,997 for Mr. Keppler, (ii) $382,505 for Mr. Smith and (iii) $385,997 for Mr. Reeves. The value of the performance‑based phantom unit awards granted in 2016, assuming achievement of the maximum performance level, was (i) $440,998 for Mr. Keppler, (ii) $146,881 for Mr. Smith and (iii) $376,342 for Mr. Reeves. See Note 16, Equity‑Based Awards, to our consolidated financial statements for additional detail regarding assumptions underlying the value of these awards.

(3)

Amounts reported in the “All Other Compensation” column reflect employer contributions to the Named Executive Officers’ accounts under the 401(k) plan in which the Named Executive Officers participate.

NARRATIVE DISCLOSURE TO THE SUMMARY COMPENSATION TABLE

Management Services Agreement

Effective April 9, 2015, the executive officers of our General Partner became employed by Enviva Management and split their time between managing our business and the other businesses of our sponsor. The amount of time that each executive officer devotes to our business and the other businesses of our sponsor is determined based on a variety of factors. In April 2015, we and our General Partner entered into the MSA with Enviva Management. For more information about the MSA, please read Item 13. “Certain Relationships and Related Transactions, and Director Independence—Other Transactions with Related Persons—Management Services Agreement.”

Phantom Unit Awards

On February 1, 2017, the board of directors of our General Partner granted phantom units under the LTIP to each of our Named Executive Officers. One‑half of these awards are subject to time‑based vesting conditions (“time‑based phantom units”) and will become vested on the third anniversary of the grant date so long as the applicable Named Executive Officer remains continuously employed by Enviva Management or one of our affiliates from the grant date through the applicable vesting date. The other half of these awards vest based on the achievement of specific performance metrics (“performance‑based phantom units”). Vested phantom units (less any phantom units withheld to satisfy applicable tax withholding obligations) will be settled through the issuance of common units within 60 days following the applicable vesting date. While a Named Executive Officer holds unvested phantom units, he is entitled to receive DER credits equal to the amount of cash distributions paid in respect of a common unit of the Partnership. The DERs included with performance‑based phantom units are paid in cash within 60 days following the vesting of the associated phantom units (and are forfeited at the same time the associated phantom units are forfeited). The DERs included with time‑based phantom units are paid in cash within 60 days following a cash distribution with respect to our common units. The potential acceleration and forfeiture events relating to these phantom units are described in greater detail under “—Potential Payments Upon Termination or a Change of Control” below.

Employment Agreements

Each of our NEOs is a party to an employment agreement with Enviva Management. We refer to these employment agreements herein collectively as the “Employment Agreements.” The Employment Agreements of Messrs. Keppler, Smith and Reeves were each amended and restated as of December 1, 2016, August 19, 2016 and May 29, 2015, respectively. Mr. Keppler’s Employment Agreement has a three‑year initial term, Mr. Reeves’s Employment Agreement has a two‑year initial term and Mr. Smith’s Employment Agreement has a one‑year initial term. Each Employment Agreement’s initial term automatically renews annually for successive 12‑month periods unless either party provides written notice of non‑renewal at least 60 days prior to a renewal date. Under the Employment Agreements, our NEOs are each entitled to an annualized base salary and are eligible for discretionary annual bonuses based on performance targets established annually by the board of directors of the general partner of our sponsor or a committee thereof, in its sole discretion. Mr. Keppler’s, Mr. Reeves’ and Mr. Smith’s Employment Agreements provided that each such annual bonus would have a target value of not less than 150% (in the case of Mr. Keppler), 90% (in the case of Mr. Reeves) or 75% (in the case of Mr. Smith) of the applicable NEO’s annualized base salary. The Employment Agreements also provide that the NEOs will be eligible to receive annual awards based upon our common units under the LTIP. For fiscal year 2016, the Employment Agreements provided that such annual LTIP awards would have target values equal to 210%, 150% and 60% of the annualized base salary of Messrs. Keppler, Reeves and Smith, respectively, as in effect of the first day of the 2016 fiscal year. Pursuant to Mr. Keppler’s amended and restated Employment Agreement, effective for 2017, the target value of Mr. Keppler’s LTIP awards increased from 210% to 250% of his annualized base salary in effect on January 1, 2017. In addition, pursuant to Mr. Smith’s amended and restated Employment Agreement, effective for 2017, the target value of Mr. Smith’s LTIP awards increased from 60% to 100% of his annualized base salary in effect on January 1, 2017. As discussed below under “—Potential Payments Upon Termination or a Change in Control,” the Employment Agreements also provide for certain severance payments in the event an NEO’s employment is terminated under certain circumstances.

OUTSTANDING EQUITY AWARDS AT 2017 FISCAL YEAR‑END

The following table reflects information regarding outstanding equity‑based awards held by our Named Executive Officers as of December 31, 2017.

	Option Awards(1)						Unit Awards
									Equity
									Incentive	Equity
	Number	Number of							Plan Awards:	Incentive
	of Securities	Securities							Number of	Plan Awards:
	Underlying	Underlying							Unearned	Market Value
	Unexercised	Unexercised					Number of	Market Value	Performance-	of Unearned
	Options	Options	Option		Option		Units That	of Units That	based Units	Units That
	Unexercisable	Exercisable	Exercise		Expiration		Have Not	Have Not	That Have	Have Not
Name	(#)(2)	(#)(3)	Price ($)		Date ($)		Vested(#)(5)	Vested($)(6)	Not Vested(#)	Vested($)(7)
John K. Keppler
Class C-1 Units	—	232,941	N/A	(4)	N/A	(4)
Class C-2 Units	—	666,000	N/A	(4)	N/A	(4)
Class E-1 Units	—	275,000	N/A	(4)	N/A	(4)
Phantom Units							69,544	$1,922,892	34,772	$961,446
E. Royal Smith
Class C-4 Units	—	175,000	N/A	(4)	N/A	(4)
Class E-1 Units	—	25,000	N/A	(4)	N/A	(4)
Phantom Units							17,130	$487,470	8,815	$243,735
Stephen F. Reeves
Class C-2 Units	—	200,000	N/A	(4)	N/A	(4)
Class E-1 Units	—	225,000	N/A	(4)	N/A	(4)
Phantom Units							41,256	$1,140,728	20,628	$570,364

(1)

The equity awards that are disclosed in this Outstanding Equity Awards at 2017 Fiscal Year‑End table under Option Awards are incentive units in Enviva Holdings, LP (“Holdings”) that are intended to constitute profits interests for federal tax purposes rather than traditional option awards.

(2)	Awards reflected as “Unexercisable” are Holdings incentive units that have not yet become vested.
(3)	Awards reflected as “Exercisable” are Holdings incentive units that have become vested, but have not yet been settled.
(4)	These equity awards are not traditional options and, therefore, there is no exercise price or expiration date associated with them.
(5)

The phantom units subject to time‑based vesting conditions will vest on (i) February 1, 2020 with respect to awards granted in 2017 (ii) February 3, 2019 with respect to awards granted in 2016 and (iii) May 4, 2018 with respect to awards granted in 2015, each so long as the applicable Named Executive Officer remains continuously employed by Enviva Management or one of our affiliates from the grant date through such vesting date.

(6)

The amounts reflected in this column represent the market value of our common units underlying the phantom unit awards granted to the Named Executive Officers, computed based on the closing price of our common units on December 29, 2017, which was $27.65 per unit.

(7)

The values reported in this column are calculated by multiplying the market value of our common units on December 29, 2017 ($27.65) by the number of common units that would be earned if the threshold (rather than target) performance targets were met for those awards. The actual payout values may increase or decrease based upon the value of our common units and the settlement requirements set forth in the award agreements.

ADDITIONAL NARRATIVE DISCLOSURE

Retirement Benefits

We have not maintained, and do not currently maintain, a defined benefit pension plan or a nonqualified deferred compensation plan providing for retirement benefits. Our Named Executive Officers currently participate in a

401(k) plan maintained by Enviva Management. The 401(k) plan permits all eligible employees, including the Named Executive Officers, to make voluntary pre‑tax contributions and/or Roth after‑tax contributions to the plan. In addition, Enviva Management is permitted to make discretionary matching contributions under the plan. Matching contributions under the plan are subject to a three‑year cliff vesting schedule. All contributions under the plan are subject to certain annual dollar limitations, which are periodically adjusted for changes in the cost of living.

Potential Payments Upon Termination or a Change in Control

Under the Employment Agreements, if the applicable NEO’s employment is terminated without “cause,” by the applicable NEO for “good reason” or due to the applicable NEO’s “disability,” then so long as the applicable NEO executes (and does not revoke within the time provided to do so) a release in a form satisfactory to Enviva Management within the time period specified in the Employment Agreements, such NEO will receive the following severance benefits: (i) in the case of Mr. Keppler, a severance payment (generally payable in installments) in an aggregate amount equal to 1.5 (or, if such termination occurs within 12 months following a “change in control,” 2.0) times the sum of his annualized based salary and target annual bonus as in effect on the date of such termination; (ii) in the case of Messrs. Reeves and Smith, a severance payment (generally payable in installments) in an aggregate amount equal to the sum of his annualized based salary and target annual bonus as in effect on the date of such termination; (iii) full vesting of outstanding awards under our LTIP (which vesting for awards that include a performance requirement (other than continued service) will be based on (1) actual performance if such termination occurs within the six‑month period preceding to the expiration of the performance period or (2) target performance if such termination occurs at any other time during the performance period); and (iv) monthly reimbursement for the amount the NEO pays for continuation coverage under the employer’s group health plans for up to 12 months following such termination (or, in the case of Mr. Keppler, up to 18 months following such termination, plus Mr. Keppler would be entitled to an additional cash payment equal to six times his monthly premium for such coverage in the event his employment terminates within 12 months following a change in control and he has not obtained coverage under a group health plan sponsored by another employer within the time period specified in his Employment Agreement).

Under the Employment Agreements, “cause” means the applicable NEO’s: (i) material breach of any policy established by Enviva Management or its affiliates that pertains to drug and/or alcohol abuse (or health and safety in the case of Mr. Keppler) and is applicable to the NEO; (ii) engaging in acts of disloyalty to the employer or its affiliates, including fraud, embezzlement, theft, commission of a felony, or proven dishonesty; or (iii) willful misconduct in the performance of, or willful failure to perform a material function of, the NEO’s duties under the Employment Agreement. In addition, “good reason,” for purposes of the Employment Agreements, means, without the applicable NEO’s consent and subject to certain notice and cure periods, (w) the material diminution in such NEO’s authority, duties, title or responsibilities, (x) the material diminution in such NEO’s annualized base salary, minimum target annual bonus opportunity or target annual long‑term incentive award, (y) the relocation of the geographic location of such NEO’s principal place of employment by more than 100 miles from the location of his principal place of employment as of the effective date of the Employment Agreement or (z) the employer’s delivery of a written notice of non‑renewal of the Employment Agreement. “Disability” is defined for purposes of the Employment Agreements as existing if the applicable NEO is unable to perform the essential functions of his position, with reasonable accommodation, due to an illness or physical or mental impairment or other incapacity that continues for a period in excess of 90 days, whether consecutive or not, in any period of 365 consecutive days. The determination of a disability will be made by the employer after obtaining an opinion from a doctor selected by the employer. A “change in control” is defined in Mr. Keppler’s Employment Agreement as (1) the sale or disposal by Holdings of all or substantially all of its assets to any person other than an affiliate of Holdings, (2) the merger or consolidation of Holdings with or into another entity (other than a merger or consolidation in which unitholders in Holdings immediately prior to such transaction retain a greater than 50% equity interest in the surviving entity), (3) the failure of the Riverstone Funds and its affiliates to possess the power to direct the management and policies of Holdings, or (4) (A) the sale of all or substantially all of our assets to any person other than one of our affiliates, (B) our merger or consolidation with or into another entity (other than a merger or consolidation in which our unitholders immediately prior to such transaction retain a greater than 50% equity interest in the surviving entity), or (C) the failure of the Riverstone Funds and its affiliates to possess the power to direct our management and policies.

The Employment Agreements also contain certain restrictive covenants pursuant to which our NEOs have recognized an obligation to comply with, among other things, certain confidentiality covenants as well as covenants not to compete in a defined market area with Enviva Management (or any of its affiliates to which they have provided services or about which they have obtained confidential information) or solicit their employer’s or its affiliates’ employees, in each case, during the term of the agreement and for a period of one year thereafter.

Director Compensation

Officers or employees of our predecessor or our sponsor or its affiliates who also serve as directors of our General Partner do not receive additional compensation for such service. Directors of our General Partner who are not also officers or employees of our predecessor or our sponsor or its affiliates (“independent directors”) receive compensation for their service on our General Partner’s board of directors and committees thereof consisting of an annual retainer of $75,000, an additional annual retainer of $15,000 for service as the chair of any standing committee, an additional payment of $1,500 each time such independent director attends a board or committee meeting, and one or more awards under the LTIP relating to our common units that, in the aggregate, result in approximately $100,000 of annual compensation (based on the value of our common units on the date of grant of such awards). As compensation for service on the Conflicts Committee, established by the board of directors of our General Partner to evaluate the Wilmington Drop‑Down, each Conflicts Committee Director was paid a fee of $1,500 per meeting of the Conflicts Committee and Mr. Bumgarner, as Chairman was paid a flat fee of $25,000, which fee was in addition to the per meeting fee payable to the Chairman. Until the earlier of (i) four years after an independent director is appointed to the board of directors of our General Partner or (ii) the date on which such independent director first holds an amount of our common units with an aggregate value equal to at least $250,000, one‑half of all annual retainers and payments for attending board or committee meetings are paid to such independent director in the form of common units pursuant to the LTIP and the remainder are paid in cash. Each non‑employee director is reimbursed for out‑of‑pocket expenses incurred in connection with attending board and committee meetings. Each director will be fully indemnified by us for actions associated with serving as a director to the fullest extent permitted under Delaware law.

The following table provides information concerning the compensation of our non-employee directors for the fiscal year ended December 31, 2017.

	Fees Earned	Common	Phantom
	or Paid in	Unit	Unit
Name	Cash ($)(1)	Awards ($)(2)	Awards ($)(3)	Total ($)
John C. Bumgarner, Jr.	$191,000	$—	$99,990	$290,990
William K. Reilly	$76,500	$22,618	$99,990	$199,108
Gary L. Whitlock	$60,000	$56,009	$99,990	$215,999
Janet S. Wong	$119,250	$17,259	$99,990	$236,499

(1)	Includes annual cash retainer fee and committee chair fees for each independent director during fiscal 2016, as more fully explained above.
(2)

Reflects the aggregate grant date fair value of common units granted to the independent directors pursuant to the LTIP, as part of the compensation paid to independent directors who do not hold common units with an aggregate value equal to at least $250,000.

(3)

Reflects the aggregate grant date fair value of phantom units (which include tandem DERs) granted to the independent directors pursuant to the LTIP, computed in accordance with FASB ASC Topic 718. See Note 16, Equity‑Based Awards, to our consolidated financial statements on Form 10‑K for the year ended December 31, 2017 for additional detail regarding assumptions underlying the value of these equity awards. The grant date fair value for the phantom unit awards is based on the closing price of our common units on the grant date of February 1, 2017, which was $25.25 per unit. Each independent director’s phantom unit awards vest in full on February 1, 2018, in each case, so long as the director continues to serve on the board of directors of our General Partner through such date.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of common units and subordinated units of Enviva Partners, LP as of February 16, 2018 held by:

•	beneficial owners of 5% or more of our common units;
•	each director and named executive officer; and
•	all of our directors and executive officers as a group.

Unless otherwise noted, the address for each beneficial owner listed below is 7200 Wisconsin Ave., Suite 1000, Bethesda, MD 20814.

					Percentage of
				Percentage of	Common and
		Percentage of	Subordinated	Subordinated	Subordinated
	Common Units	Common Units	Units	Units	Units
	Beneficially	Beneficially	Beneficially	Beneficially	Beneficially
Name of Beneficial Owner	Owned(1)	Owned	Owned	Owned	Owned
Enviva Holdings, LP(2)(3)(4)	1,265,453	8.8%	11,905,138	100%	50.0%
Enviva Partners GP, LLC	—	—%	—	—	—%
Goldman Sachs Asset Management(5)	905,988	6.3%	—	—	3.4%
ClearBridge Investments, LLC(6)	665,000	4.6%	—	—	2.5%
FS Global Credit Opportunities Fund(7)	656,974	4.6%	—	—	2.5%
John K. Keppler	24,558	*	—	—	* %
Stephen F. Reeves	12,492	*	—	—	* %
E. Royal Smith	4,205	*	—	—	* %
Ralph Alexander	—	—%	—	—	—%
John C. Bumgarner, Jr.(8)	179,023	1.2%	—	—	* %
Robin J. A. Duggan	—	—%	—	—	—%
Michael B. Hoffman	—	—%	—	—	—%
Christopher B. Hunt	—	—%	—	—	—%
William K. Reilly	23,598	*	—	—	* %
Gary L. Whitlock	11,903	*	—	—	* %
Carl L. Williams	—	—%	—	—	—%
Janet S. Wong	20,727	*	—	—	* %
All directors and executive officers as a group (16 persons)	306,124	2.1%	—	—	1.2%

*     Less than 1% of common units outstanding.

(1)	This column does not include phantom units granted to our directors and officers pursuant to the LTIP.
(2)

Of this aggregate amount beneficially owned, (i) Enviva Development Holdings, LLC, a wholly owned subsidiary of Enviva Holdings, LP, has shared voting power over 860,315 common units and shared dispositive power over 860,315 common units, (ii) Enviva Holdings, LP has shared voting power over 1,265,453 common units and shared dispositive power over 1,265,453 common units, (iii) Enviva Holdings GP, LLC has shared voting power over 1,265,453 common units and shared dispositive power over 1,265,453 common units, (iv) R/C Wood Pellet Investment Partnership, L.P. has shared voting power over 1,265,453 common units and shared dispositive power over 1,265,453 common units, (v) Riverstone/Carlyle Renewable Energy Partners II, L.P. has shared voting power over 1,265,453 common units and shared dispositive power over 1,265,453 units and (vi) R/C Renewable Energy GP II, L.L.C. has shared voting power over 1,265,453  common units and shared dispositive power over 1,265,453 common units.

(3)

R/C Renewable Energy GP II, L.L.C is the general partner of Riverstone/Carlyle Renewable Energy Partners II, L.P., which is the general partner of R/C Wood Pellet Investment Partnership, L.P., which is the sole member of Enviva Holdings GP, LLC, which is the general partner of Enviva Holdings, LP, which is the sole member of Enviva MLP Holdco, LLC and Enviva Cottondale Acquisition I, LLC. R/C Renewable Energy GP II, L.L.C. is managed by a six‑person investment committee. Pierre F. Lapeyre, Jr., David M. Leuschen, Ralph Alexander, Michael B. Hoffman, Daniel A. D’Aniello and Edward J. Mathias are the members of the investment committee of R/C Renewable Energy GP II, L.L.C.

(4)

The address for each of R/C Renewable Energy GP II, L.L.C., Riverstone/Carlyle Renewable Energy Partners II, L.P. and R/C Wood Pellet Investment Partnership, L.P. is c/o Riverstone Holdings, LLC, 712 Fifth Avenue, 36th Floor, New York, New York 10019.

(5)

As reported on Schedule 13G/A as of December 31, 2017 and filed with the SEC on January 24, 2018 by GS Investment Strategies, LLC and Goldman Sachs Asset Management, L.P. (collectively, “Goldman Sachs Asset Management”), Goldman Sachs Asset Management discloses that it beneficially owns in the aggregate 905,988 common units. Of this aggregate amount beneficially owned, (i) GS Investment Strategies, LLC is reported to have shared voting power over 905,988 common units and shared dispositive power over 905,988 common units and (ii) Goldman Sachs Asset Management, L.P. is reported to have shared voting power over 905,988 common units and shared dispositive power over 905,988 common units. The address of Goldman Sachs Asset Management is 200 West Street, New York, NY 10282.

(6)

As reported on Schedule 13G /A as of December 31, 2017 and filed with the SEC on February 14, 2017 by ClearBridge Investments, LLC, ClearBridge Investments, LLC discloses that it beneficially owns in the aggregate 665,000 common units. Of this aggregate amount beneficially owned, ClearBridge Investments, LLC is reported to have sole voting power over 665,000 common units and sole dispositive power over 665,000 common units. The address of ClearBridge Investments, LLC is 620 8th Avenue, New York, NY 10018.

(7)

As reported on Schedule 13G as of December 31, 2017 and filed with the SEC on January 13, 2017 by (i) FS Global Credit Opportunities Fund, (ii) FS Global Advisor, LLC, which serves as the investment adviser to FS Global Credit Opportunities Fund, (iii) Michael C. Forman, who is a control person of FS Global Advisor, LLC and (iv) David J. Adelman, who is a control person of FS Global Advisor, LLC (collectively, the “FS Global Reporting Persons”), the FS Global Reporting Persons disclose that they beneficially own in the aggregate 656,974 common units. Of this aggregate amount beneficially owned, (i) FS Global Credit Opportunities Fund is reported to have shared voting power over 656,974 common units and shared dispositive power over 656,974 common units; (ii) FS Global Advisor, LLC is reported to have shared voting power over 656,974 common units and shared dispositive power over 656,974 common units; (iii) Michael C. Forman is reported to have shared voting power over 656,974 common units and shared dispositive power over 656,974 common units; and (iv) David J. Adelman is reported to have shared voting power over 656,974 common units and shared dispositive power over 656,974 common units. The address of the FS Global Reporting Persons is 201 Rouse Boulevard, Philadelphia, PA 19112.

(8)	These 170,632 common units are held by the Bumgarner Family Trust. Mr. Bumgarner has investment control over these units.

Equity Compensation Plan Information

The following table sets forth information with respect to the securities that may be issued under the LTIP as of December 31, 2017.

Number of
securities
remaining
available for
	Number of		future issuance
	securities to be	Weighted-	under equity
	issued upon	average exercise	compensation
	exercise of	price of	plans (excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in
	and rights	and rights ($)	column (a))
Plan category	(a)(2)	(b)(3)	(c)(4)
Equity compensation plans approved by security holders(1)	1,091,947	n/a	2,738,182
Equity compensation plans not approved by security holders	—	—	—
Total	1,091,947	n/a	2,738,182

(1)	The LTIP was approved by the board of directors of our General Partner prior to the IPO.
(2)	The amount in column (a) of this table reflects the aggregate number of outstanding phantom units under the LTIP as of December 31, 2017.
(3)	This column is not applicable because only phantom units have been granted under the LTIP and phantom units do not have an exercise price.
(4)

The amount in this column reflects the total number of common units remaining available for future issuance under the LTIP as of December 31, 2017. For additional information about the LTIP and the awards granted thereunder, please read Part III, Item 11. “Executive Compensation.”

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of February 16, 2018, our sponsor owned 1,265,453 common units and 11,905,138 subordinated units representing approximately 50% limited partner interest in us. In addition, our sponsor owns and controls (and appoints all the directors of) our General Partner, which maintains a non‑economic general partner interest in us and owns all our incentive distribution rights.

The terms of the transactions and agreements disclosed in this section were determined by and among affiliated entities and, consequently, are not the result of arm’s‑length negotiations. These terms are not necessarily at least as favorable to the parties to these transactions and agreements as the terms that could have been obtained from unaffiliated third parties.

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

If our General Partner withdraws or is removed, its non‑economic general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

If we are ever liquidated, the partners, including our General Partner, will be entitled to receive liquidating distributions according to their respective capital account balances.

Agreements with Affiliates

Sampson Contribution Agreement

On December 14, 2016, we consummated the transactions contemplated by a contribution agreement (the “Sampson Contribution Agreement”) with the First Hancock JV, which is a joint venture between our sponsor, Hancock Natural Resource Group, Inc., and certain other affiliates of John Hancock Life Insurance Company (U.S.A.). Under the terms of the Contribution Agreement, we acquired from the First Hancock JV all of the issued and outstanding limited liability company interests in Enviva Pellets Sampson, LLC (“Sampson”) for total consideration of $175.0 million. Sampson owns a wood pellet production plant in Sampson Country, North Carolina (the “Sampson plant”), that is expected to produce 500,000 MTPY of wood pellets in 2017 and to reach its full production capacity of approximately 600,000 MTPY in 2019. The acquisition (the “Sampson Drop‑Down”) included the Sampson plant, a ten‑year 420,000 MTPY take‑or‑pay off‑take contract, a 15‑year, 95,000 MTPY off‑take contract with the First Hancock JV, and related third‑party shipping contracts. The Sampson Drop‑Down included the payment of $139.6 million in cash, net of a purchase price adjustment of $5.4 million, to the First Hancock JV, the issuance of 1,098,415 common units at a value of $27.31, or an aggregate value of $30.0 million, to affiliates of John Hancock Life Insurance Company (U.S.A.).

We also entered into the Terminal Services Agreement by and between Enviva, LP and Wilmington pursuant to which Wilmington agreed to provide terminal services at the Wilmington terminal for production from the Sampson plant.

Wilmington Contribution Agreement

On October 2, 2017, pursuant to the terms of a contribution agreement with the First Hancock JV (the “Wilmington Contribution Agreement”), we acquired from the First Hancock JV all of the issued and outstanding limited liability company interests in Enviva Port of Wilmington, LLC (“Wilmington”) for a purchase price of $130.0 million. The purchase price included an initial payment of $54.6 million, net of an approximate purchase price adjustment of $1.4 million. The acquisition (the “Wilmington Drop-Down”) included the Wilmington terminal and a long-term terminal services agreement with the Partnership’s sponsor to handle throughput volumes sourced by the sponsor from a wood pellet production plant in Greenwood, South Carolina. The terminal services agreement with the Partnership’s sponsor provides for deficiency payments to Wilmington if quarterly minimum throughput requirements are not met. The Wilmington terminal will handle up to approximately 600,000 MTPY of throughput from the Partnership’s production plant in Sampson County, North Carolina.

In addition, the Wilmington Contribution Agreement contemplates that Wilmington will enter into a long-term terminal services agreement (the “Wilmington Hamlet TSA”) with the First Hancock JV and Enviva Pellets Hamlet, LLC (“Hamlet”) to receive, store and load wood pellets from the First Hancock JV’s proposed production plant in

Hamlet, North Carolina (the “Hamlet plant”) when the First Hancock JV completes construction of the Hamlet plant. The Wilmington Hamlet TSA also provides for deficiency payments to Wilmington if minimum throughput requirements are not met. Pursuant to the Wilmington Contribution Agreement, following notice of the anticipated first delivery of wood pellets to the Wilmington terminal from the Hamlet plant, Wilmington, Hamlet, and the First Hancock JV will enter into the Wilmington Hamlet TSA and we will make a final payment of $74.0 million in cash or common units representing limited partner interests in the Partnership to the First Hancock JV, subject to certain conditions, as deferred consideration for the Wilmington Drop-Down.

Wilmington also entered into a throughput option agreement with the our sponsor granting the sponsor, subject to certain conditions, the option to obtain terminal services at the Wilmington terminal at marginal cost throughput rates for wood pellets produced by one of our sponsor’s potential wood pellet production plants.

Related-Party Indemnification

In connection with the Sampson Drop-Down, the First Hancock JV agreed to indemnify us, our affiliates, and our respective officers, directors, managers, counsel, agents and representatives from all costs and losses arising from certain vendor liabilities and claims (“Retained Matters”) related to the construction of the Sampson plant that were included in the net assets contributed.

In connection with the Wilmington Drop-Down, the First Hancock JV agreed to indemnify us, our affiliates, and our respective officers, directors, managers, counsel, agents and representatives from all costs and losses arising from certain vendor liabilities and claims related to the construction of the Port of Wilmington that were included in the net assets contributed.

Sampson Construction Payments

Pursuant to three payment agreements with the First Hancock JV dated effective as of July 27, 2017, September 30, 2017, and December 31, 2017 (together, the “Payment Agreements”), the First Hancock JV agreed to pay an aggregate amount of $1.4 million in consideration for costs incurred by us to repair or replace certain equipment at the Sampson plant following the consummation of the Sampson Drop-Down.

Terminal Services Agreements

In connection with the Wilmington Drop-Down, Wilmington and the sponsor entered into a terminal services agreement dated October 2, 2017 providing for wood pellet receipt, storage, handling and loading services by the Wilmington terminal on behalf of the sponsor (the “Holdings TSA”). Pursuant to the Holdings TSA, which remains in effect until September 1, 2026, the sponsor agreed to deliver a minimum of 125,000 MT per quarter and pay a fixed fee on a per-ton basis for the terminal services.

The Holdings TSA was amended and assigned to Enviva Pellets Greenwood, LLC, a wholly owned subsidiary of Enviva JV Development Company, LLC, a joint venture between our sponsor, Hancock Natural Resource Group, Inc. and certain other affiliates of John Hancock Life Insurance Company (U.S.A.) (“Second Hancock JV”).

EVA‑MGT Contracts

In January 2016 we entered into a contract with the First Hancock JV to supply 375,000 MTPY of wood pellets (the “EVA‑MGT Contract”) to MGT Teesside Limited’s Tees Renewable Energy Plant (the “Tees REP”), which is under development. The EVA‑MGT Contract commences in 2019, ramps to full supply in 2021 and continues through 2034. The EVA-MGT Contract is denominated in U.S. Dollars for commissioning volumes in 2019 and in British Pound Sterling (“GBP”) thereafter.

We entered into a second supply agreement with the First Hancock JV in connection with the Sampson Drop‑Down to supply an additional 95,000 MTPY of the contracted volume to the Tees REP. The contract, which is denominated in GBP, commences in 2019 and continues through 2034.

Registration Rights Agreement

In connection with the IPO, on May 4, 2015, we entered into a registration rights agreement with our sponsor pursuant to which we may be required to register the sale of the (i) common units issued (or issuable) to our sponsor pursuant to the IPO Contribution Agreement, (ii) subordinated units and (iii) common units issuable upon conversion of the subordinated units pursuant to the terms of the partnership agreement (together, the “Registrable Securities”) it holds. Under the registration rights agreement, our sponsor will have the right to request that we register the sale of Registrable Securities held by it, and our sponsor will have the right to require us to make available shelf registration statements permitting sales of Registrable Securities into the market from time to time over an extended period, subject to certain limitations. In addition, the registration rights agreement gives our sponsor piggyback registration rights under certain circumstances. The registration rights agreement also includes provisions dealing with indemnification and contribution and allocation of expenses. All of the Registrable Securities held by our sponsor and any permitted transferee will be entitled to these registration rights.

Purchase Rights Agreement

In connection with the IPO, on May 4, 2015, we entered into a the Purchase Rights Agreement with our sponsor pursuant to which our sponsor will provide to us, for a period of five years following the closing of our IPO, a right of first offer to purchase any wood pellet production plant or deep‑water marine terminal that it, its subsidiaries or any other entity that it controls (including the Hancock JVs) owns and proposes to sell (each, a “ROFO Asset”). We will have thirty days following receipt of the sponsor entity’s intention to sell a ROFO Asset to propose an offer for the ROFO Asset. If we submit an offer, our sponsor will negotiate with us exclusively and in good faith to enter into a letter of intent or definitive documentation for the purchase of the ROFO Asset on mutually acceptable terms. If we are unable to agree to terms within 45 days, the sponsor entity will have 150 days to enter into definitive documentation with a third party purchaser on terms that are, in the good faith judgment of the sponsor entity selling such ROFO Assets, superior to the most recent offer proposed by us.

Biomass Purchase Agreement – Hancock JV

On September 7, 2016, Sampson entered into a confirmation under the Biomass Purchase Agreement pursuant to which Sampson agreed to sell to the sponsor 60,000 MT of wood pellets through August 31, 2017. On June 23, 2017, the sponsor satisfied its take-or-pay obligation under the agreement.

Biomass Option Agreement – Enviva Holdings, LP

On February 3, 2017, we entered into a master biomass purchase and sale agreement and a confirmation thereunder, which confirmation was amended on April 1, 2017, each with the sponsor (together, the “Option Contract”), pursuant to which we have the option to purchase certain volumes of wood pellets from the sponsor, from time to time at a price per metric ton determined by reference to a market index. The sponsor has a corresponding right to re-purchase volumes purchased by us pursuant to the Option Contract at a price per metric ton determined by reference to such market index at then-prevailing rates in the event that we purchase more than 45,000 MT of wood pellets pursuant to the Option Contract.

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

Other Transactions with Related Persons

Enviva FiberCo, LLC

We purchase raw materials from Enviva FiberCo, LLC (“FiberCo”), a wholly owned subsidiary of the sponsor. Raw material purchases from FiberCo during 2017 and 2016 were $8.5 million and $3.7 million, respectively.

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

The Conflicts of Interest Policy also provides that the board may determine on our behalf that certain contracts between us, on the one hand, and the General Partner and any of its affiliates, on the other hand, are fair and reasonable and in our best interests, so long as the board reasonably determines that such contracts are on terms and conditions not less favorable to us than could be obtained on an arm’s‑length basis from an unrelated third party, taking into account the totality of the relationships between all parties involved. Transactions described above that were entered into prior to or in connection with the IPO were not reviewed according to such procedures.

Director Independence

See Part III, Item 10. “Directors, Executive Officers and Corporate Governance” for information regarding the directors of our General Partner and independence requirements applicable to the board of directors of our General Partner and its committees.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

KPMG LLP (“KPMG”) served as our independent auditor for the years ended December 31, 2017, 2016 and 2015. The following table presents fees paid for professional audit services rendered by KPMG for the audit of our annual financial statements for the years ended December 31, 2017, 2016 and 2015, and fees for other services rendered by KPMG:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Audit Fees(1)	$1,902	$1,205	$1,040
Audit-Related Fees	—	—	—
Tax Fees	—	—	—
All Other Fees	—	—	—
Total	$1,902	$1,205	$1,040

(1)	Fees for audit services related to the fiscal year consolidated audit, quarterly reviews, registration statements and services that were provided in connection with statutory and regulatory filings.

Policy for Approval of Audit and Permitted Non‑Audit Services

Before the independent registered public accounting firm is engaged by us or our subsidiaries to render audit or non‑audit services, the audit committee must pre‑approve the engagement. Audit committee pre‑approval of audit and non‑audit services is not required if the engagement for the services is entered into pursuant to pre‑approval policies and procedures established by the audit committee. The chairman of the audit committee has the authority to grant pre‑approvals, provided such approvals are within the pre‑approval policy and presented to the audit committee at a subsequent meeting.

The audit committee approved the appointment of KPMG as our independent auditor to conduct the audit of our consolidated financial statements for the year ended December 31, 2017 and all of the services described above.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Certain documents are filed as a part of this Annual Report and are incorporated by reference and found on the pages below.
1.	Financial Statements—Please read Part II, Item 8. “Financial Statements and Supplementary Data—Index to Financial Statements.”
2.	All schedules have been omitted because they are either not applicable, not required or the information called for therein appears in the consolidated financial statements or notes thereto.
3.	Exhibits—Exhibits required to be filed by Item 601 of Regulation S‑K set forth below are incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Exhibit
2.1	Contribution Agreement by and between Enviva Wilmington Holdings, LLC and Enviva Partners, LP dated May 8, 2017 (Exhibit 2.1, Form 8‑K filed May 12, 2017, File No. 001‑37363)
3.1	Certificate of Limited Partnership of Enviva Partners, LP (Exhibit 3.1, Form S‑1 Registration Statement filed October 28, 2014, File No. 333‑199625)
3.2	First Amended and Restated Agreement of Limited Partnership of Enviva Partners, LP, dated May 4, 2015, by Enviva Partners GP, LLC (Exhibit 3.1, Form 8‑K filed May 4, 2015, File No. 001‑37363)
3.3

Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Enviva Partners, LP, effective as of December 18, 2017, by Enviva Partners GP, LLC (Exhibit 3.1, Form 8-K filed December 21, 2017)

4.1

Indenture, dated as of November 1, 2016, by and among Enviva Partners, LP, Enviva Partners Finance Corp., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (Exhibit 4.1, Form 8‑K filed November 3, 2016, File No. 001‑37363)

4.2	Form of 8.5% Senior Note due 2021 (Exhibit 4.2, Form 8‑K filed November 3, 2016, File No. 001‑37363)
4.3

Registration Rights Agreement, dated May 4, 2015, by and among Enviva Partners, LP, Enviva MLP Holdco, LLC and Enviva Cottondale Acquisition I, LLC (Exhibit 4.1, Form 8‑K filed May 4, 2015, File No. 001‑37363)

10.1	Purchase Rights Agreement, dated May 4, 2015, by and among Enviva Partners, LP, Enviva Partners GP, LLC and Enviva Holdings, LP (Exhibit 10.2, Form 8‑K filed May 4, 2015, File No. 001‑37363)
10.2†	Enviva Partners, LP Long‑Term Incentive Plan (Exhibit 4.3, Form S‑8 Registration Statement filed April 30, 2015, File No. 333‑203756)
10.3†

Management Services Agreement by and among Enviva Partners, LP, Enviva Partners GP, LLC, Enviva, LP, Enviva GP, LLC, the subsidiaries of Enviva, LP party thereto and Enviva Management Company, LLC, dated as of April 9, 2015 (Exhibit 10.12, Form S‑1 Registration Statement filed April 15, 2015, File No. 333‑199625)

10.4

Credit Agreement, dated as of April 9, 2015, among Enviva Partners, LP, as Borrower, the Lenders party thereto and Barclays Bank PLC, as Administrative Agent and Collateral Agent (Exhibit 10.13, Form S‑1 Registration Statement filed April 15, 2015, File No. 333‑199625)

10.5	Master Biomass Purchase and Sale Agreement, dated as of April 9, 2015, by and between Enviva, LP and Enviva Wilmington Holdings, LLC (Exhibit 10.8, Form 8‑K filed May 4, 2015, File No. 001‑37363)
10.6	Terminal Services Agreement, dated April 9, 2015, by and between Enviva Port of Chesapeake, LLC and Enviva Wilmington Holdings, LLC (Exhibit 10.7, Form 8‑K filed May 4, 2015, File No. 001‑37363)
10.7	License Agreement, dated April 9, 2015, by and among Enviva Holdings, LP, Enviva Partners GP, LLC and Enviva Partners, LP (Exhibit 10.3, Form 8‑K filed May 4, 2015, File No. 001‑37363)
10.8†	Form of Phantom Unit Award Grant Notice and Award Agreement (performance‑based vesting for employees) (Exhibit 10.21, Form S‑1 Registration Statement filed April 3, 2015, File No. 333‑199625)
10.9†	Form of Phantom Unit Award Grant Notice and Award Agreement (time‑based vesting for employees) (Exhibit 10.20, Form S‑1 Registration Statement filed April 3, 2015, File No. 333‑199625)
10.10†	Form of Phantom Unit Award Grant Notice and Award Agreement (non‑employee directors) (Exhibit 10.22, Form S‑1 Registration Statement filed April 3, 2015, File No. 333‑199625)
10.11†	First Amended and Restated Employment Agreement between Stephen F. Reeves and Enviva Management Company, LLC, dated May 29, 2015 (Exhibit 10.1, Form 8‑K filed May 29, 2015, File No. 001‑37363)
10.12†	First Amended and Restated Employment Agreement between William H. Schmidt, Jr. and Enviva Management Company, LLC, dated May 29, 2015 (Exhibit 10.2, Form 8‑K filed May 29, 2015, File No. 001‑37363)
10.13†

Form of Unit Award Grant Notice and Award Agreement (non‑employee directors) (Exhibit 10.15, Quarterly Report on Form 10‑Q for the quarterly period ended June 30, 2015 filed July 31, 2015, File No. 001‑37363)

Exhibit Number	Exhibit
10.14

First Incremental Term Loan Assumption Agreement, by and among Enviva Partners, LP, certain subsidiaries of Enviva Partners, LP, as Guarantors, the Lenders party thereto, and Barclays Bank PLC, as administrative agent, dated as of December 11, 2015, (Exhibit 10.1, Form 8‑K filed December 17, 2015, File No. 001‑37363)

10.15†	Form of Assignment, Assumption and Amendment Agreement (relating to employment agreements) (Exhibit 10.19, Form S‑1 Registration Statement filed April 3, 2015, File No. 333‑199625)
10.16	Second Amended and Restated Employment Agreement between Edward R. Smith and Enviva Management Company, LLC, dated August 19, 2016 (Exhibit 10.1, Form 8‑K filed August 25, 2016, File No. 001‑37363)
10.17	First Amended and Restated Employment Agreement between John K. Keppler and Enviva Management Company, LLC, dated December 1, 2016 (Exhibit 10.1, Form 8‑K filed December 1, 2016, File No. 001‑37363)
10.18

Second Amendment to Credit Agreement and First Amendment to Guarantee and Collateral Agreement, dated as of October 17, 2016, by and among Enviva Partners, LP, as borrower, certain subsidiaries of Enviva Partners, LP, as guarantors, the lenders party thereto, the increasing revolving lenders party thereto and Barclays Bank PLC, as administrative agent and collateral agent (Exhibit 10.2, Form 8‑K filed October 24, 2016, File No. 001‑37363)

10.19	Biomass Supply Agreement between Enviva Partners, LP and Enviva Wilmington Holdings, LLC, dated January 22, 2016 (Exhibit 10.22, Form 10‑K filed March 8, 2016, File No. 001‑37363)
10.20*	Terminal Services Agreement between Enviva, LP and Enviva Port of Wilmington, LLC, dated December 14, 2016
21.1*	List of Subsidiaries of Enviva Partners, LP
23.1*	Consent of KPMG LLP
24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10‑K)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document.
101.PRE	XBRL Presentation Linkbase Document

*           Filed herewith.

**         Furnished herewith.

†           Management Contract or Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ENVIVA PARTNERS, LP

	By:	Enviva Partners GP, LLC, its general partner

Date: February 22, 2018	By:	/s/ John K. Keppler
John K. Keppler
Title: Chairman, President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of William H. Schmidt, Jr. and Stephen F. Reeves as his true and lawful attorney‑in‑fact and agent with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys‑in‑fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys‑in‑fact and agents, and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JOHN K. KEPPLER	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 22, 2018
John K. Keppler

/s/ STEPHEN F. REEVES	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2018
Stephen F. Reeves

/s/ JAMES P. GERAGHTY	Vice President and Controller (Principal Accounting Officer)	February 22, 2018
James P. Geraghty

/s/ MICHAEL B. HOFFMAN	Director	February 22, 2018
Michael B. Hoffman

/s/ RALPH ALEXANDER	Director	February 22, 2018
Ralph Alexander

/s/ CARL L. WILLIAMS	Director	February 22, 2018
Carl L. Williams

/s/ ROBIN J. A. DUGGAN	Director	February 22, 2018
Robin J. A. Duggan

/s/ JOHN C. BUMGARNER, JR.	Director	February 22, 2018
John C. Bumgarner, Jr.

/s/ WILLIAM K. REILLY	Director	February 22, 2018
William K. Reilly

/s/ JANET S. WONG	Director	February 22, 2018
Janet S. Wong

/s/ CHRISTOPHER B. HUNT	Director	February 22, 2018
Christopher B. Hunt

/s/ GARY L. WHITLOCK	Director	February 22, 2018
Gary L. Whitlock