Form 10-Q
period 2018-03-31
Enviva Partners, LP
filed 2018-05-03
CIK 1592057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of April 30, 2018, 14,445,268 common units and 11,905,138 subordinated units were outstanding.

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

•	the prices at which we are able to sell our products;
•	failure of the Partnership’s customers, vendors and shipping partners to pay or perform their contractual obligations to the Partnership;
•	the creditworthiness of our contract counterparties;
•	the amount of low‑cost wood fiber that we are able to procure and process, which could be adversely affected by, among other things, operating or financial difficulties suffered by our suppliers;
•	changes in the price and availability of natural gas, coal or other sources of energy;
•	changes in prevailing economic conditions;
•	our inability to complete acquisitions, including acquisitions from our sponsor, or to realize the anticipated benefits of such acquisitions;
•	inclement or hazardous environmental conditions, including extreme precipitation, temperatures and flooding;
•	fires, explosions or other accidents;
•	our ability to return the Chesapeake terminal to full operations by June 30, 2018;
•

the amounts and the timing of the costs the Partnership has incurred and will incur as result of the Chesapeake Terminal Event, and the ability of the Partnership to recover such costs fully and on a timely basis, including through claims under its insurance policies and the exercise of its other contractual rights;

•

changes in domestic and foreign laws and regulations (or the interpretation thereof) related to renewable or low‑carbon energy, the forestry products industry, the international shipping industry or power generators;

•	changes in the regulatory treatment of biomass in core and emerging markets;
•	our inability to acquire or maintain necessary permits or rights for our production, transportation or terminaling operations;
•	changes in the price and availability of transportation;
•	changes in foreign currency exchange or interest rates and the failure of our hedging arrangements to effectively reduce our exposure to the risks related thereto;
•	risks related to our indebtedness;
•	our failure to maintain effective quality control systems at our production plants and deep‑water marine terminals, which could lead to the rejection of our products by our customers;
•	changes in the quality specifications for our products that are required by our customers;
•	labor disputes;
•	the effects of the anticipated exit of the United Kingdom (“Brexit”) from the European Union on our and our customers’ businesses; and
•	our ability to borrow funds and access capital markets.

Please read the risks described in our Annual Report on Form 10-K for the year ended December 31, 2017. All forward‑looking statements in this Quarterly Report are expressly qualified in their entirety by the foregoing cautionary statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except number of units)

	March 31,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,057	$524
Accounts receivable, net of allowance for doubtful accounts of $0 as of March 31, 2018 and December 31, 2017	48,042	79,185
Related-party receivables	3,613	5,412
Inventories	34,306	23,536
Prepaid expenses and other current assets	1,361	1,006
Total current assets	92,379	109,663

Property, plant and equipment, net of accumulated depreciation of $125.8 million as of March 31, 2018 and $117.1 million as of December 31, 2017	553,093	562,330
Intangible assets, net of accumulated amortization of $10.5 million as of March 31, 2018 and $10.3 million as of December 31, 2017	—	109
Goodwill	85,615	85,615
Other long-term assets	2,762	2,394
Total assets	$733,849	$760,111

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$4,363	$7,554
Related-party payables	19,486	26,398
Accrued and other current liabilities	44,098	29,363
Related-party accrued liabilities	1,211	—
Current portion of interest payable	12,573	5,029
Current portion of long-term debt and capital lease obligations	7,105	6,186
Total current liabilities	88,836	74,530
Long-term debt and capital lease obligations	393,686	394,831
Related-party long-term payable	74,000	74,000
Long-term interest payable	920	890
Other long-term liabilities	7,148	5,491
Total liabilities	564,590	549,742
Commitments and contingencies

Partners’ capital:
Limited partners:
Common unitholders—public (13,179,815 and 13,073,439 units issued and outstanding at March 31, 2018 and December 31, 2017, respectively)	205,969	224,027
Common unitholder—sponsor (1,265,453 and 1,347,161 units issued and outstanding at March 31, 2018 and December 31, 2017, respectively)	12,982	16,050
Subordinated unitholder—sponsor (11,905,138 units issued and outstanding at March 31, 2018 and December 31, 2017)	85,271	101,901
General partner (no outstanding units)	(130,596)	(128,569)
Accumulated other comprehensive loss	(4,367)	(3,040)
Total Enviva Partners, LP partners’ capital	169,259	210,369
Total liabilities and partners’ capital	$733,849	$760,111

See accompanying notes to unaudited condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017 (Recast)
Product sales	$122,799	$119,047
Other revenue (1)	3,002	3,396
Net revenue	125,801	122,443
Cost of goods sold, excluding depreciation and amortization (1)	121,038	96,717
Depreciation and amortization	9,304	9,358
Total cost of goods sold	130,342	106,075
Gross margin	(4,541)	16,368
General and administrative expenses (1)	6,804	8,763
(Loss) income from operations	(11,345)	7,605
Other income (expense):
Interest expense	(8,645)	(7,707)
Other income	655	57
Total other expense, net	(7,990)	(7,650)
Net loss	(19,335)	(45)
Less net loss attributable to noncontrolling partners’ interests	—	1,319
Net (loss) income attributable to Enviva Partners, LP	$(19,335)	$1,274
Less: Pre-acquisition loss from operations of Enviva Port of Wilmington, LLC Drop-Down allocated to General Partner	—	(1,261)
Enviva Partners, LP limited partners’ interest in net (loss) income	$(19,335)	$2,535
Net (loss) income per limited partner common unit:
Basic	$(0.78)	$0.08
Diluted	$(0.78)	$0.07
Net (loss) income per limited partner subordinated unit:
Basic	$(0.78)	$0.08
Diluted	$(0.78)	$0.08
Weighted-average number of limited partner units outstanding:
Common—basic	14,438	14,380
Common—diluted	14,438	15,228
Subordinated—basic and diluted	11,905	11,905

(1) See Note 11, Related-Party Transactions

See accompanying notes to unaudited condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017 (Recast)
Net loss	$(19,335)	$(45)
Other comprehensive loss:
Net unrealized losses on cash flow hedges	(1,328)	(797)
Reclassification of net losses realized into net (loss) income	1	—
Total other comprehensive loss	(1,327)	(797)
Total comprehensive loss	(20,662)	(842)
Less:
Pre-acquisition loss from operations of Enviva Port of Wilmington, LLC Drop-Down allocated to General Partner	—	(1,261)
Total comprehensive (loss) income subsequent to Enviva Port of Wilmington, LLC Drop-Down	(20,662)	419
Less:
Comprehensive loss attributable to noncontrolling partners’ interests	—	(1,319)
Comprehensive (loss) income attributable to Enviva Partners, LP partners	$(20,662)	$1,738

See accompanying notes to unaudited condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Partners’ Capital

(In thousands)

(Unaudited)

		Limited Partners’ Capital
		Common		Common		Subordinated		Accumulated
	General	Units—		Units—		Units—		Other	Total
	Partner	Public		Sponsor		Sponsor		Comprehensive	Partners'
	Interest	Units	Amount	Units	Amount	Units	Amount	(Loss) Income	Capital
Partners’ capital, December 31, 2017	(128,569)	13,073	224,027	1,347	16,050	11,905	101,901	(3,040)	210,369
Distributions to unitholders, distribution equivalent and incentive distribution rights	(1,130)	—	(8,833)	—	(784)	—	(7,381)	—	(18,128)
Issuance of units through Long-Term Incentive Plan	(2,129)	99	(164)	(82)	(1,301)	—	—	—	(3,594)
Issuance of common units, net	—	8	241	—	—	—	—	—	241
Non-cash Management Services Agreement expenses	102	—	931	—	—	—	—	—	1,033
Other comprehensive loss	—	—	—	—	—	—	—	(1,327)	(1,327)
Net income (loss)	1,130	—	(10,233)	—	(983)	—	(9,249)	—	(19,335)
Partners’ capital, March 31, 2018	$(130,596)	13,180	$205,969	1,265	$12,982	11,905	$85,271	$(4,367)	$169,259

See accompanying notes to unaudited condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017 (Recast)
Cash flows from operating activities:
Net loss	$(19,335)	$(45)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,408	9,362
Amortization of debt issuance costs, debt premium and original issue discounts	272	381
Impairment of inventory	10,383	—
Insurance recoveries	(4,891)	—
General and administrative expense incurred by the First Hancock JV prior to Enviva Port of Wilmington, LLC Drop-Down	—	438
Loss on disposals of assets	1,130	24
Unit-based compensation	1,343	1,714
Fair value changes in derivatives	525	(759)
Unrealized loss on foreign currency transactions	(69)	—
Change in operating assets and liabilities:
Accounts receivable, net	36,123	28,192
Related-party receivables	1,800	(386)
Prepaid expenses and other assets	(50)	(682)
Assets held for sale	—	(345)
Inventories	(16,509)	(1,254)
Other long-term assets	—	21
Derivatives	(601)	—
Accounts payable, accrued liabilities and other current liabilities	8,677	(3,383)
Related-party payables	(6,501)	(2,580)
Accrued interest	7,574	6,421
Deferred revenue	—	143
Other long-term liabilities	37	382
Net cash provided by operating activities	29,316	37,644
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,999)	(9,344)
Net cash used in investing activities	(1,999)	(9,344)
Cash flows from financing activities:
Principal payments on debt and capital lease obligations	(1,172)	(17,158)
Cash paid related to debt issuance costs	—	(209)
Proceeds from common unit issuance under the At-the-Market Offering Program, net	241	1,715
Distributions to unitholders, distribution equivalent rights and incentive distribution rights holder	(17,847)	(14,829)
Payment to General Partner to purchase affiliate common units for Long-Term Incentive Plan vesting	(2,341)	—
Payment to Provider for tax withholding associated with Long-Term Incentive Plan vesting	(1,665)	—
Proceeds from debt issuance	—	10,000
Contributions from sponsor related to Enviva Pellets Sampson, LLC Drop-Down	—	1,651
Proceeds from contributions from the First Hancock JV prior to Enviva Port of Wilmington, LLC Drop-Down	—	2,915
Net cash used in financing activities	(22,784)	(15,915)
Net increase in cash, cash equivalents and restricted cash	4,533	12,385
Cash, cash equivalents and restricted cash, beginning of period	524	466
Cash, cash equivalents and restricted cash, end of period	$5,057	$12,851

See accompanying notes to unaudited condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017 (Recast)
Non-cash investing and financing activities:
The Partnership acquired property, plant and equipment in non-cash transactions as follows:
Property, plant and equipment acquired included in accounts payable and accrued liabilities	$1,587	$13,917
Property, plant and equipment acquired under capital leases	674	1,124
Property, plant and equipment transferred from inventories	2	260
Distributions included in liabilities	1,352	509
Depreciation capitalized to inventories	1,037	86
Supplemental information:
Interest paid	$795	$854

See accompanying notes to unaudited condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

(1) Description of Business and Basis of Presentation
Description of Business

Enviva Partners, LP (the “Partnership”) supplies utility-grade wood pellets primarily to major power generators under long-term, take-or-pay off-take contracts. The Partnership procures wood fiber and processes it into utility-grade wood pellets and loads the finished wood pellets into railcars, trucks and barges that are transported to deep-water marine terminals, where they are received, stored and ultimately loaded onto oceangoing vessels for transport to the Partnership’s principally European customers.

The Partnership owns and operates six industrial-scale wood pellet production plants located in the Mid-Atlantic and Gulf Coast regions of the United States. Wood pellets are exported from the Partnership’s wholly owned dry-bulk, deep-water marine terminal in Chesapeake, Virginia (the “Chesapeake terminal”) and terminal assets in Wilmington, North Carolina (the “Wilmington terminal”), and from third-party deep-water marine terminals in Mobile, Alabama and Panama City, Florida, under a short-term and a long-term contract, respectively.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments and accruals that are necessary for a fair presentation of the results of all periods presented herein and are of a normal recurring nature. The results reported in these statements are not necessarily indicative of the results that may be reported for the entire year. These statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC.

Enviva Port of Wilmington, LLC

On October 2, 2017, pursuant to the terms of a contribution agreement (the “Wilmington Contribution Agreement”) between the Partnership and Enviva Wilmington Holdings, LLC, a joint venture between Enviva Development Holdings, LLC, a wholly owned subsidiary of Enviva Holdings, LP (the “sponsor”), Hancock Natural Resource Group, Inc. and certain other affiliates of John Hancock Life Insurance Company (U.S.A.) (the “First Hancock JV”), the Partnership acquired from the First Hancock JV all of the issued and outstanding limited liability company interests in Enviva Port of Wilmington, LLC (“Wilmington”), which owns the Wilmington terminal assets. The purchase price, which was $130.0 million, included an initial payment of $54.6 million, net of an approximate purchase price adjustment of $1.4 million. The initial payment was funded with borrowings from revolving credit commitments (see Note 10, Long-Term Debt and Capital Lease Obligations) and cash on hand. The acquisition (the “Wilmington Drop-Down”) included the Wilmington terminal and a long-term terminal services agreement with the Partnership’s sponsor (the “Holdings TSA”) to handle throughput volumes sourced by the sponsor from the wood pellet production plant in Greenwood, South Carolina (the “Greenwood plant”). On February 16, 2018, Enviva Pellets Greenwood, LLC (“Greenwood”), a wholly owned subsidiary of Enviva JV Development Company, LLC, a joint venture between Enviva Development Holdings, LLC, a wholly owned subsidiary of the sponsor, Hancock Natural Resource Group, Inc. and certain other affiliates of John Hancock Life Insurance Company (U.S.A.), acquired the Greenwood plant (the “Greenwood Acquisition”). In connection with the Greenwood Acquisition, the Holdings TSA, which provides for deficiency payments to Wilmington if quarterly minimum throughput requirements are not met, was amended and assigned by the sponsor to Greenwood (see Note 11, Related-Party Transactions).

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

In addition, the Wilmington Contribution Agreement contemplates that Wilmington will enter into a long-term terminal services agreement (the “Wilmington Hamlet TSA”) with the First Hancock JV and Enviva Pellets Hamlet, LLC (“Hamlet”) to receive, store and load wood pellets from the First Hancock JV’s proposed production plant in Hamlet, North Carolina (the “Hamlet plant”) when the First Hancock JV completes construction of the Hamlet plant. The Wilmington Hamlet TSA also provides for deficiency payments to Wilmington if minimum throughput requirements are not met. Pursuant to the Wilmington Contribution Agreement, following notice of the anticipated first delivery of wood pellets to the Wilmington terminal from the Hamlet plant, Wilmington, Hamlet, and the First Hancock JV will enter into the Wilmington Hamlet TSA and the Partnership will make a final payment of $74.0 million in cash or common units to the First Hancock JV, subject to certain conditions, as deferred consideration for the Wilmington Drop-Down. At March 31, 2018 and December 31, 2017, the $74.0 million is included in related-party long-term payable on the condensed consolidated balance sheets.

Wilmington also entered into a throughput option agreement with the sponsor granting the sponsor, subject to certain conditions, the option to obtain terminal services at the Wilmington terminal at marginal cost throughput rates for wood pellets produced by one of the sponsor’s potential future wood pellet production plants.

The Partnership accounted for the Wilmington Drop-Down as a combination of entities under common control at historical cost in a manner similar to a pooling of interests. Accordingly, the unaudited interim condensed consolidated financial statements for the periods prior to the three months ended March 31, 2018 were retrospectively recast to reflect the acquisition of the First Hancock JV’s interests in Wilmington as if it had occurred on May 15, 2013, the date Wilmington was originally organized (see Note 3, Transactions Between Entities Under Common Control).

(2)  Significant Accounting Policies

During interim periods, the Partnership follows the accounting policies disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017 except for the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 606 , Revenue from Contracts with Customers (“ASC 606”). The adoption changed the Partnership’s accounting policies for revenue recognition and cost of goods sold.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the Partnership’s unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Revenue Recognition

The Partnership primarily earns revenue by supplying wood pellets to its customers under off-take contracts, the majority of the commitments under which are long-term in nature. The Partnership refers to the structure of its off-take contracts as “take-or-pay” because they include a firm obligation of the customer to take a fixed quantity of product at a stated price and provisions that ensure the Partnership will be compensated in the case of a customer’s failure to accept all or a part of the contracted volumes or termination of a contract by a customer. The Partnership’s long-term off-take contracts define the annual volume of wood pellets that a customer is required to purchase and the Partnership is required to sell, the fixed price per metric ton for product satisfying a base net calorific value and other technical specifications. These prices are fixed for the entire term, subject to annual inflation-based adjustments and price escalators, as well as, in some instances, price adjustments for product specifications and changes in underlying indicies. In addition to sales of the Partnership’s product under these long-term off-take contracts, the Partnership routinely sells wood pellets under shorter-term contracts, which range in volume and tenor and, in some cases, may include only one specific shipment. Because each of the Partnership’s off-take contracts is a bilaterally negotiated agreement, the Partnership’s revenue over

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

the duration of such contracts does not generally follow observable current market pricing trends. The Partnership’s performance obligation under these contracts include the delivery of wood pellets, and are aggregated into metric tons. The Partnership accounts for each metric ton as a single performance obligation. The Partnership’s revenue from the sales of wood pellets it produces is recognized as “Product sales” upon satisfaction of the Partnership’s performance obligation when control transfers to the customer at the time of loading wood pellets onto a ship.

Depending on the specific off‑take contract, shipping terms are either Cost, Insurance and Freight (“CIF”) or Cost and Freight (“CFR”) or Free on Board (“FOB”). Under a CIF contract, the Partnership procures and pays for shipping costs, which include insurance and all other charges, up to the port of destination for the customer. Under a CFR contract, the Partnership procures and pays for shipping costs, which include insurance (excluding marine cargo insurance) and all other charges, up to the port of destination for the customer. Shipping under CIF and CFR contracts after control has passed to the customer is considered a fulfillment activity rather than a performance obligation and associated expenses are included in the price to the customer. Under FOB contracts, the customer is directly responsible for shipping costs.

In some cases, the Partnership may purchase shipments of product from third-party suppliers and resell them in back-to-back transactions (“purchase and sale transactions”). The Partnership has determined that it is the principal in these transactions because it controls the pellets prior to transferring them to the customer and therefore recognizes related revenue on a gross basis in “Product sales.”

In instances in which a customer requests the cancellation, deferral or acceleration of a shipment, the customer may pay a fee, which is included in “Other revenue.”

The Partnership recognizes third- and related-party terminal services revenue ratably over the contract term at its ports, which is included in “Other revenue.” Terminal services are performance obligations that are satisfied over time, as customers simultaneously receive and consume the benefits of the terminal services performed by the Partnership. The consideration is generally fixed for minimum quantities and above the minimum are generally billed based on a per-ton rate.

The Partnership expects to recognize approximately $5.9 billion in revenue from its remaining performance obligations related to “Product sales” and “Other revenue” with fixed consideration. Most of the Partnership’s off-take contracts expire by 2027, and two contracts expire in 2034. The Partnership’s terminal services contracts extend to 2026. Remaining performance obligations are as follows:

	Period from April 1, 2018 to December 31, 2018	2019	Thereafter	Total
Product sales	$505,344	$600,003	$4,836,670	$5,942,017
Other revenue	531	708	1,180	2,419
Total revenue	$505,875	$600,711	$4,837,850	$5,944,436

Variable consideration for off-take contracts arises from several pricing features outlined in the Partnership’s off-take contracts, pursuant to which such contract pricing may be adjusted in respect of particular shipments to reflect differences between certain contractual quality specifications of the wood pellets as measured both when the wood pellets are loaded onto ships and unloaded at the discharge port as well as certain other contractual adjustments.

Variable consideration from terminal services contracts arises from price increases based on agreed inflation indices and from above-minimum throughput quantities or services, which were not material for the three months ended March 31, 2018.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

The Partnership allocates variable consideration under its off-take and terminal services contracts entirely to each performance obligation to which variable consideration relates. The estimate of variable consideration represents the amount that is not more likely than not to be recovered. For the three months ended March 31, 2018, the Partnership recognized an insignificant amount of revenue related to performance obligations satisfied during fiscal year ended December 31, 2017.

Under the Partnership’s off-take contracts, customers are obligated to pay the majority of the purchase price prior to the arrival of the ship at the customers’ discharge port. The remaining portion is paid after the wood pellets are unloaded at the discharge port. The Partnership generally recognizes revenue prior to the issuance of an invoice to the customer. Accounts receivable related to “Product sales” as of March 31, 2018 and December 31, 2017 was $42.5 million and $78.0 million, respectively.

Cost of Goods Sold

Cost of goods sold includes the cost to produce and deliver wood pellets to customers, reimbursable shipping related costs associated with specific off-take contracts with CIF and CFR shipping terms, and costs associated with purchase and sale transactions. Raw material, production and distribution costs associated with delivering wood pellets to our owned and leased marine terminals and third‑ and related-party wood pellet purchase costs are capitalized as a component of inventory. Fixed production overhead, including the related depreciation expense, is allocated to inventory based on the normal capacity of the production plants. These costs are reflected in cost of goods sold when inventory is sold. Distribution costs associated with shipping wood pellets to customers and amortization of favorable acquired customer contracts are expensed as incurred. Inventory is recorded using the first-in, first-out method (“FIFO”), which requires the use of judgment and estimates. Given the nature of the inventory, the calculation of cost of goods sold is based on estimates used in the valuation of the FIFO inventory and in determining the specific composition of inventory that is sold to each customer.

Recently Adopted Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. ASU 2014-09 and subsequent amendments were codified as ASC 606. ASC 606 supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

The Partnership recognizes revenue under ASC 606 and all related amendments, which it adopted on January 1, 2018, using the modified retrospective transition method.

The Partnership determined that, upon adoption of the ASC 606, its off-take contracts will continue to be classified as “Product sales.” Revenue is recognized at the point in time at which control of the wood pellets passes to the customer as the wood pellets are loaded onto shipping vessels, which is consistent with the timing of revenue recognition under the Partnership’s legacy accounting policy. However, the adoption of ASC 606 impacted the basis of presentation for purchase and sale transactions. Prior to the adoption of ASC 606, the Partnership reported revenue from purchase and sale transactions net of costs paid to third-party suppliers, which was classified as “Other revenue.” Subsequent to the adoption of ASC 606, the Partnership recognizes revenue on a gross basis in “Products sales” when it determines that it acts as a principal and controls the wood pellets before they are transferred to the customer.  The decision as to whether to recognize revenue on a gross or net basis requires significant judgment.

Recoveries from customers for certain costs incurred at the discharge port under the Partnership’s off-take contracts were reported in “Product sales” prior to the adoption of ASC 606. Under ASC 606, these recoveries are not considered a

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

part of the transaction price, and therefore are excluded from “Product sales” and included as an offset to “Cost of goods sold.”

The Partnership disaggregates its revenue into two categories: “Product sales” and “Other revenue”. These categories best reflect the nature, amount, timing and uncertainty of the Partnership’s revenue and cash flows.

Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, whereas prior comparative reporting periods have not been adjusted and continue to be reported under the accounting standards in effect for such periods. The Partnership did not have a transition adjustment as a result of adopting ASC 606.

The table below indicates the impact of the adoption of ASC 606 on revenue and cost of goods sold for the three months ended March 31, 2018:

	As Reported	Adoption of ASC 606	Without Adoption of ASC 606
Product sales	$122,799	$(6,221)	$116,578
Other revenue	3,002	(53)	2,949
Cost of goods sold	130,342	(6,274)	124,068
Gross margin	$(4,541)	$—	$(4,541)

In January 2017, the FASB issued ASU 2017‑01, Business Combinations (Topic 805): Clarifying the Definition of a Business, to provide guidance to evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. If substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the assets acquired (or disposed of) are not considered a business. The Partnership adopted ASU 2017-01 as of January 1, 2018 which may have an impact on the accounting for future acquisitions.

In November 2016, the FASB issued ASU 2016‑18, Statement of Cash Flows (Topic 230)—Restricted Cash: A Consensus of the FASB Emerging Issues Task Force, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The guidance addresses the presentation of changes in restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. Entities will also have to disclose the nature of their restricted cash and restricted cash equivalent balances. The Partnership adopted ASU 2016-18 as of January 1, 2018, which resulted in an increase of $0.9 million in “Net cash provided by operating activities” and an increase of $0.9 million in “Cash, cash equivalents and restricted cash, end of period” in the Partnership’s condensed consolidated statements of cash flows for the three months ended March 31, 2017. As of March 31, 2017, $0.9 million was designated as restricted cash due to restrictions on its withdrawal and use pursuant to a security agreement.

In August 2016, the FASB issued ASU 2016‑15, Statement of Cash Flows (Topic 230)—Classification of Certain Cash Receipts and Cash Payments, which will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows with the objective of reducing the existing diversity in practice. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. An entity will first apply any relevant guidance. If there is no

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

guidance that addresses those cash receipts and cash payments, an entity will determine each separately identifiable source or use and classify the receipt or payment based on the nature of the cash flow. If a receipt or payment has aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source of use. The Partnership adopted ASU 2016-18 as of January 1, 2018 and there was no material effect on how cash receipts and cash payments are presented and classified in the condensed consolidated statement of cash flows occurred.

Recently Issued Accounting Standards not yet Adopted

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (Topic 815)-Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. ASU 2017-12 requires a modified retrospective transition method which requires the recognition of the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Partnership is in the process of evaluating the impact of the adoption of ASU 2017-12 on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other. ASU 2017-04 simplifies the accounting for goodwill impairment by eliminating Step 2 of the current goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the new standard, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The new guidance should be adopted for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. This standard will be implemented prospectively in 2020 for all future goodwill impairment tests and will simplify such evaluations.

In February 2016, the FASB issued ASU 2016-02, Leases. Under the new pronouncement, an entity is required to recognize right-of-use (“ROU”) assets and lease liabilities arising from a lease for all non-cancellable leases. The Partnership is expected to apply this guidance to all non-cancellable leases with a term of more than 12 months. The new guidance is effective for public entities for fiscal year and interim periods within those fiscal years beginning after December 15, 2018. Early adoption is permitted. Upon adoption, a lessee and a lessor would recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Partnership is in the process of preparing the implementation plan and is evaluating the impact of adoption on its business processes and accounting and information systems. A multi-discipline implementation team has gained an understanding of the standard’s accounting and disclosure provisions and is working to evaluate the impact of adoption on the Partnership’s consolidated financial statements. The Partnership currently expects changes related to the recognition of new ROU assets and lease liabilities on its balance sheet for its real estate and machinery and equipment operating leases. The Partnership is currently evaluating whether its long-term wood pellet supply arrangements, throughput agreements to receive terminal services, and certain fixed-price long-term logistics arrangements contain leases. The Partnership does

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

not expect a significant change in its leasing activity prior to adoption of the ASU. The Partnership is in the process of evaluating the impact of the adoption of ASU 2016-02 on its consolidated financial statements.

(3)  Transactions Between Entities Under Common Control

Recast of Historical Financial Statements

The financial statements for the three months ended March 31, 2017 have been recast to reflect the Wilmington Drop-Down as if it had occurred on May 15, 2013, the date Wilmington was originally organized. The historical net equity amounts of Wilmington prior to the date of the Wilmington Drop-Down were attributed to Enviva Partners GP, LLC, the general partner of the Partnership (the “General Partner”) and any non-controlling interest.

The following table presents the changes to previously reported amounts in the unaudited condensed consolidated balance sheet as of March 31, 2017 included in the Partnership’s quarterly report on Form 10-Q for the quarter ended March 31, 2017:

	As of March 31, 2017
	As	Enviva Port of
	Reported	Wilmington, LLC	Total (Recast)
Cash and cash equivalents	$11,913	$—	$11,913
Restricted cash	938	—	938
Accounts receivable, net	49,676	—	49,676
Related-party receivables	6,902	(111)	6,791
Inventories	30,780	64	30,844
Prepaid expenses and other current assets	5,969	(115)	5,854
Total current assets	106,178	(162)	106,016
Property, plant and equipment, net of accumulated depreciation	511,907	75,773	587,680
Goodwill	85,615	—	85,615
Other long-term assets	3,795	69	3,864
Total assets	$707,495	$75,680	$783,175

Accounts payable	$3,009	$370	$3,379
Related-party payables	7,893	899	8,792
Accrued and other current liabilities	54,417	4,653	59,070
Long-term debt and capital lease obligations	340,402	223	340,625
Other long-term liabilities	2,081	1,384	3,465
Total liabilities	407,802	7,529	415,331
Total partners’ capital	299,693	68,151	367,844
Total liabilities and partners’ capital	$707,495	$75,680	$783,175

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

The following table presents the changes to previously reported amounts in the unaudited condensed consolidated statements of income for the three months ended March 31, 2017 included in the Partnership’s quarterly report on Form 10-Q for the quarter ended March 31, 2017:

	Three Months Ended March 31, 2017
	As	Enviva Port of	Total
	Reported	Wilmington	(Recast)
Net revenue	$122,123	$320	$122,443
Total cost of goods sold	103,647	2,428	106,075
Gross margin	18,476	(2,108)	16,368
Net income (loss)	2,502	(2,547)	(45)
Less net loss attributable to noncontrolling partners’ interests	33	1,286	1,319
Net income (loss) attributable to Enviva Partners, LP	2,535	(1,261)	1,274
Net loss attributable to general partner	—	(1,261)	(1,261)
Net income attributable to Enviva Partners, LP limited partners’ interest in net income	2,535	—	2,535

The following table presents the changes to previously reported amounts in the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2017 included in the Partnership’s quarterly report on Form 10-Q for the quarter ended March 31, 2017:

	Three Months Ended March 31, 2017
	As	Enviva Port of	Total
	Reported	Wilmington	(Recast)
Net cash provided by operating activities (1)	$36,866	$778	$37,644
Net cash used in investing activities	(5,656)	(3,688)	(9,344)
Net cash (used in) provided by financing activities	(18,825)	2,910	(15,915)
Net increase in cash, cash equivalents and restricted cash (1)	$12,385	$—	$12,385
(1) Adjusted for the adoption of ASU 2016-18, see Note 2, Significant Accounting Policies

(4) Significant Risks and Uncertainties Including Business and Credit Concentrations

The Partnership’s business is significantly impacted by greenhouse gas emission and renewable energy legislation and regulations in the European Union as well as its member states. If the European Union or its member states significantly modify such legislation or regulations, then the Partnership’s ability to enter into new contracts as the current contracts expire may be materially affected.

The Partnership’s primary industrial customers are located in the United Kingdom, Denmark and Belgium. Three customers accounted for 79% of the Partnership’s product sales during the three months ended March 31, 2018. Three customers accounted for 97% of the Partnership’s product sales during the three months ended March 31, 2017. The

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

following table shows product sales to third-party customers that accounted for 10% or a greater share of consolidated product sales for each of the three months ended:

	Three Months Ended
	March 31,
	2018	2017 (Recast)
Customer A	38%	62%
Customer B	7%	19%
Customer C	34%	16%

The Partnership’s cash and cash equivalents are placed in or with various financial institutions. The Partnership has not experienced any losses on such accounts.

(5) Inventory Impairment and Asset Disposal

On February 27, 2018, a fire occurred at the Chesapeake terminal, causing damage to equipment and approximately 43,000 metric tons (“MT”) of wood pellets (the “Chesapeake Terminal Event”). As part of its risk management process, the Partnership maintains certain insurance policies, which are subject to deductibles and sublimits for each covered event. The Partnership believes that substantially all of the costs resulting from the Chesapeake Terminal Event are recoverable through its insurance policies and other contractual rights. The Partnership has commissioned temporary storage and shiploading operations at various locations, including a nearby terminal in Norfolk, Virginia, and is utilizing its Wilmington terminal to ship product from its wood pellet production plants in the Mid-Atlantic region. The Partnership believes that all of its contractual obligations to its off-take customers will be met during 2018 and expects the Chesapeake terminal to return to full operation by June 30, 2018.

During the three months ended March 31, 2018, the Partnership recorded a $1.1 million impairment of terminal assets and a $10.7 million write-off of product, inclusive of disposal costs, which are included in cost of goods sold. Additionally, costs included in cost of goods sold of $16.6 million were incurred during the three months ended March 31, 2018 and consist primarily of costs related to emergency response and temporary storage, handling and shiploading operations.

As of March 31, 2018, the Partnership has received $4.0 million of insurance recoveries and has recorded $4.9 million of additional insurance recoveries in accounts receivable reflecting the insurance proceeds that are probable of receipt up to the amount of the loss recorded. The Partnership recorded $7.8 million of insurance recoveries in cost of goods sold and recognized $1.1 million of insurance recoveries in other income related to lost profit on the sale of the damaged product during the three months ended March 31, 2018.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

(6) Property, Plant and Equipment

Property, plant and equipment consisted of the following at:

	March 31,	December 31,
	2018	2017
Land	$13,492	$13,492
Land improvements	42,962	42,962
Buildings	196,155	196,153
Machinery and equipment	412,652	413,349
Vehicles	635	635
Furniture and office equipment	6,023	5,970
Leasehold improvements	987	987
	672,906	673,548
Less accumulated depreciation	(125,834)	(117,067)
	547,072	556,481
Construction in progress	6,021	5,849
Total property, plant and equipment, net	$553,093	$562,330

Total depreciation expense was $9.3 million for the three months ended March 31, 2018 and 2017.

(7) Inventories

Inventories consisted of the following at:

	March 31,	December 31,
	2018	2017
Raw materials and work-in-process	$6,598	$4,516
Consumable tooling	15,407	14,447
Finished goods	12,301	4,573
Total inventories	$34,306	$23,536

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

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

Cash Flow Hedges
Foreign Currency Exchange Risk

The Partnership is primarily exposed to fluctuations in foreign currency exchange rates related to off-take contracts that require future deliveries of wood pellets to be settled in British Pound Sterling (“GBP”) and Euro (“EUR”). The Partnership has and may continue to enter into foreign currency forward contracts, purchased option contracts or other instruments to partially manage this risk and has designated and may continue to designate these instruments as cash flow hedges.

For qualifying cash flow hedges, the effective portion of the gain or loss on the change in fair value is initially reported as a component of accumulated other comprehensive income in partners’ capital and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss, if any, is reported in earnings in the current period. The Partnership considers its cash flow hedges to be highly effective at inception and as of March 31, 2018.

The Partnership’s outstanding cash flow hedges at March 31, 2018 expire on dates between 2018 and 2022.
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

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

The fair values of cash flow hedging instruments included in the unaudited condensed consolidated balance sheet as of March 31, 2018 were as follows:

		Asset	Liability
	Balance Sheet Location	Derivatives	Derivatives
Derivatives designated as hedging instruments:
Forward contracts:
Foreign currency exchange forward contracts	Other long-term liabilities	$—	$3,446
Purchased options:
Foreign currency purchased option contracts	Other long-term assets	1,230	—
Interest rate swap:
Interest rate swap	Other current assets	423	—
Interest rate swap	Other long-term assets	484	—
Total derivatives designated as hedging instruments		$2,137	$3,446

Derivatives not designated as hedging instruments:
Forward contracts:
Foreign currency exchange forward contracts	Prepaid and other current assets	$209	$—
Foreign currency exchange forward contracts	Other long-term assets	94
Foreign currency exchange forward contracts	Accrued and other current liabilities	—	1,238
Foreign currency exchange forward contracts	Other long-term liabilities	—	693
Purchased options:
Foreign currency purchased option contracts	Prepaid and other current assets	5	—
Foreign currency purchased option contracts	Other long-term assets	52	—
Total derivatives not designated as hedging instruments		$360	$1,931

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

The fair values of cash flow hedging instruments included in the condensed consolidated balance sheet as of December 31, 2017 were as follows:

		Asset	Liability
	Balance Sheet Location	Derivatives	Derivatives
Derivatives designated as hedging instruments:
Forward contracts:
Foreign currency exchange forward contracts	Other long-term liabilities	$—	$2,118
Purchased options:
Foreign currency purchased option contracts	Prepaid and other current assets	1,024	—
Interest rate swap:
Interest rate swap	Prepaid and other current assets	220	—
Interest rate swap	Other long-term assets	407	—
Total derivatives designated as hedging instruments		$1,651	$2,118

Derivatives not designated as hedging instruments:
Forward contracts:
Foreign currency exchange forward contracts	Prepaid and other current assets	$124	$—
Foreign currency exchange forward contracts	Accrued and other current liabilities	—	806
Foreign currency exchange forward contracts	Other long-term liabilities	—	528
Purchased options:
Foreign currency purchased option contracts	Prepaid and other current assets	3	—
Foreign currency purchased option contracts	Other long-term assets	45	—
Total derivatives not designated as hedging instruments		$172	$1,334

The effects of instruments designated as cash flow hedges and the related changes in accumulated other comprehensive loss and the gains and losses recognized in loss for the three months ended March 31, 2018 were as follows:

Amount of
		Location of	Gain (Loss)	Location of Gain	Amount of Gain
	Amount of Gain	Gain (Loss)	Reclassified from	(Loss) Recognized in	(Loss) Recognized in
	(Loss) in Other	Reclassified from	Accumulated Other	Income on Derivative	Income on Derivative
	Comprehensive	Accumulated Other	Comprehensive	(Ineffective Portion	(Ineffective Portion
	(Loss) income on	Comprehensive	(Loss) Income	and Amount	and Amount
	Derivative	(Loss) Income	into (Loss) Income	Excluded from	Excluded from
	(Effective Portion)	(Effective Portion)	(Effective Portion)	Effectiveness Testing)	Effectiveness Testing)
Foreign currency exchange forward contracts	$(1,325)	Product sales	$—	Product sales	$(1)
Foreign currency exchange purchased option contracts	(323)	Product sales	—	Product sales	—
Interest rate swap	320	Other income (expense)	(1)	Other income (expense)	1

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

The effects of instruments designated as cash flow hedges and the related changes in accumulated other comprehensive loss and the gains and losses in income for the three months ended March 31, 2017 were as follows:

			Amount of
		Location of	Gain (Loss)	Location of Gain	Location of Gain
	Amount of Gain	Gain (Loss)	Reclassified from	(Loss) Recognized in	(Loss) Recognized in
	(Loss) in Other	Reclassified from	Accumulated Other	Income on Derivative	Income on Derivative
	Comprehensive	Accumulated Other	Comprehensive	(Ineffective Portion	(Ineffective Portion
	Income on	Comprehensive	Income	and Amount	and Amount
	Derivative	Income	into Income	Excluded from	Excluded from
	(Effective Portion)	(Effective Portion)	(Effective Portion)	Effectiveness Testing)	Effectiveness Testing)
Foreign currency exchange forward contracts	$(230)	Product sales	$—	Product sales	$(2)
Foreign currency exchange forward contracts	19	Other revenue	—	Other revenue	—
Foreign currency exchange purchased option contracts	(511)	Product sales	—	Product sales	—
Interest rate swap	60	Other income (expense)	(57)	Other income (expense)	11

As of March 31, 2018, the estimated net amounts of existing gains and losses in accumulated other comprehensive (loss) income associated with derivative instruments expected to be transferred to the unaudited condensed consolidated statements of operations is a gain of $0.3 million during the next twelve months.

The Partnership enters into master netting arrangements, which are designed to permit net settlement of derivative transactions among the respective counterparties. If the Partnership had settled all transactions with its respective counterparties at March 31, 2018, the Partnership would have made a net settlement termination payment of $3.0 million, which differs insignificantly from the recorded fair value of the derivatives. The Partnership presents its derivative assets and liabilities at their gross fair values.

The notional amounts of outstanding derivative instruments associated with outstanding or unsettled derivative instruments as of March 31, 2018 were as follows:

Foreign exchange forward contracts in GBP	£60,665
Foreign exchange purchased option contracts in GBP	£37,140
Foreign exchange forward contracts in EUR	€20,476
Foreign exchange purchased option contracts in EUR	€2,650
Interest rate swap	$43,935

The notional amounts of outstanding derivative instruments associated with outstanding or unsettled derivative instruments as of December 31, 2017 were as follows:

Foreign exchange forward contracts in GBP	£46,465
Foreign exchange purchased option contracts in GBP	£34,050
Foreign exchange forward contracts in EUR	€5,350
Interest rate swap	$44,756

(9)  Fair Value Measurements

The amounts reported in the unaudited condensed consolidated balance sheets as cash and cash equivalents, accounts receivable, related-party receivables, prepaid expenses and other current assets, accounts payable, related-party payables, accrued and other current liabilities and related-party accrued liabilities approximate fair value because of the short-term nature of these instruments.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

Derivative instruments and long-term debt and capital lease obligations, including the current portion, are classified as Level 2 instruments. The fair value of the Senior Notes (see Note 10, Long-Term Debt and Capital Lease Obligations – Senior Notes) was determined based on observable market prices in a less active market and was categorized as Level 2 in the fair value hierarchy. The fair value of other long-term debt and capital lease obligations classified as Level 2 was determined based on market prices not quoted on active markets and other observable market data. The carrying amount and estimated fair value of long-term debt and capital lease obligations as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Senior Notes	$352,372	$372,110	$352,224	$374,624
Other long-term debt and capital lease obligations	48,419	48,419	48,793	48,793
Total long-term debt and capital lease obligations	$400,791	$420,529	$401,017	$423,417

(10) Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations at carrying value are composed of the following:

	March 31,	December 31,
	2018	2017
Senior Notes, net of unamortized discount, premium and debt issuance of $2.6 million as of March 31, 2018 and $2.8 million as of December 31, 2017	$352,372	$352,224
Senior Secured Credit Facilities, Tranche A-1 Advances, net of unamortized discount and debt issuance costs of $0.9 million as of March 31, 2018 and $1.0 million as of December 31, 2017	38,629	39,263
Senior Secured Credit Facilities, Tranche A-3 Advances, net of unamortized discount and debt issuance costs of $0.1 million as of March 31, 2018 and December 31, 2017	4,309	4,372
Other loans	2,022	2,023
Capital leases	3,459	3,135
Total long-term debt and capital lease obligations	400,791	401,017
Less current portion of long-term debt and capital lease obligations	(7,105)	(6,186)
Long-term debt and capital lease obligations, excluding current installments	$393,686	$394,831

Senior Notes Due 2021

On November 1, 2016, the Partnership and Enviva Partners Finance Corp. (together with the Partnership, the “Issuers”), Wilmington Trust, National Association, as trustee, and the guarantors party thereto entered into an indenture, as amended or supplemented (the “Indenture”), pursuant to which the Issuers issued $300.0 million in aggregate principal amount of 8.5% senior unsecured notes due November 1, 2021 (the “Senior Notes”) to eligible purchasers (the “Senior Notes Offering”) in a private placement under Rule 144A and Regulation S of the Securities Act of 1933, as amended (the “Securities Act”). Interest payments, which commenced on May 1, 2017, are due semi-annually in arrears on May 1 and November 1. In August 2017, holders of 100% of the Senior Notes tendered such notes in exchange for newly issued registered notes with terms substantially identical in all material respects to the Senior Notes (except that the registered notes are not subject to restrictions on transfer). The Partnership recorded $6.4 million in original issue

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

discounts and costs associated with the issuance of the Senior Notes, which have been recorded as a deduction to long-term debt and capital lease obligations.

The Partnership used $139.6 million of the net proceeds from the Senior Notes, together with cash on hand, to pay a portion of the purchase price for Enviva Pellets Sampson, LLC (“Sampson”) in December 2016 and $159.8 million to repay borrowings, including accrued interest, under the Senior Secured Credit Facilities.

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

In December 2017, the Additional Notes Purchaser tendered such notes in exchange for newly issued registered notes with terms substantially identical in all material respects to the Senior Notes (except that the registered notes are not subject to restrictions on transfer). The additional Senior Notes will be treated together with the Senior Notes as a single class for all purposes under the Indenture. The Partnership recorded $0.9 million in debt issuance costs and $3.4 million in premiums associated with the issuance of the additional Senior Notes, which have been recorded as a net addition to long-term debt and capital lease obligations.

At any time prior to November 1, 2018, the Issuers may redeem up to 35% of the aggregate principal amount of the Senior Notes (including any additional notes) issued under the Indenture at a redemption price of 108.5% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, in an amount not greater than the net cash proceeds of one or more equity offerings by the Partnership, provided that:

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

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

As of March 31, 2018 and December 31, 2017 the Partnership was in compliance with all covenants and restrictions associated with, and no events of default existed under, the Indenture. The Partnership’s obligations under the Indenture are guaranteed by certain of the Partnership’s subsidiaries and secured by liens on substantially all of the Partnership’s assets.

Senior Secured Credit Facilities

The Partnership entered into a credit agreement (the “Senior Secured Credit Facilities”) which includes $100.0 million revolving credit facility commitments. The Senior Secured Credit Facilities mature in April 2020. Borrowings under the Senior Secured Credit Facilities bear interest, at the Partnership’s option, at either a base rate plus an applicable margin or at a Eurodollar rate (with a 1.00% floor for term loan borrowings) plus an applicable margin. Principal and interest are payable quarterly.

The Senior Secured Credit Facilities include a commitment fee payable on undrawn revolving credit facility commitments of 0.50% per annum (subject to a stepdown of 0.375% per annum if the Total Leverage Ratio is less than or equal to 2.00:1.00). Letters of credit issued under the revolving credit facility are subject to a fee calculated at the applicable margin for revolving credit facility Eurodollar rate borrowings. The Partnership had no amount outstanding under the revolving credit commitments as of March 31, 2018 and December 31, 2017.

The Partnership had a $4.0 million letter of credit outstanding under the letters of credit facility as of December 31, 2017. The letter of credit was issued in connection with a contract between the Partnership and a third party in the ordinary course of business. On January 11, 2018, the letter of credit was cancelled as it was no longer contractually required. As of March 31, 2018, the Partnership has no letters of credit outstanding under the letters of credit facility.

The Senior Secured Credit Facilities contains certain covenants, restrictions and events of default including, but not limited to, a change of control restriction and limitations on the Partnership’s ability to (1) incur indebtedness, (2) pay dividends or make other distributions, (3) prepay, redeem or repurchase certain debt, (4) make loans and investments, (5) sell assets, (6) incur liens, (7) enter into transactions with affiliates, (8) consolidate or merge and (9) assign certain material contracts to third parties or unrestricted subsidiaries. The Partnership will be restricted from making distributions if an event of default exists under the Senior Secured Credit Facilities or if the interest coverage ratio (determined as the ratio of consolidated EBITDA, as defined in the Senior Secured Credit Facilities, to consolidated interest expense), which is determined quarterly, is less than 2.25:1.00 at such time.

The Partnership is required to maintain, as of the last day of each fiscal quarter, a ratio of total debt to consolidated EBITDA (“Total Leverage Ratio”) of not more than a maximum ratio, initially set at 4.25:1.00 and stepping down to 3.75:1.00, during the term of the Senior Secured Credit Facilities; provided that the maximum permitted Total Leverage Ratio will be increased by 0.50:1.00 for the period from the consummation of certain qualifying acquisitions through the end of the second full fiscal quarter thereafter.

As of March 31, 2018 and December 31, 2017, the Partnership was in compliance with all covenants and restrictions associated with, and no events of default existed under, the Senior Secured Credit Facilities. The Partnership’s obligations under the Senior Secured Credit Facilities are guaranteed by certain of the Partnership’s subsidiaries and secured by liens on substantially all of its assets.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

(11) Related-Party Transactions

Related-party amounts included on the unaudited condensed consolidated statements of operations were as follows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018
	2018	2017 (Recast)
Other revenue	$1,232	$320
Cost of goods sold	15,139	13,981
General and administrative expenses	3,964	3,013

Management Services Agreement

On April 9, 2015, the Partnership, the General Partner, Enviva, LP, Enviva GP, LLC and certain subsidiaries of Enviva, LP (collectively, the “Service Recipients”) entered into a five-year Management Services Agreement (the “MSA”) with Enviva Management Company, LLC (the “Provider”), a wholly owned subsidiary of the sponsor, pursuant to which the Provider provides the Service Recipients with operations, general administrative, management and other services (the “Services”). Under the terms of the MSA, the Service Recipients are required to reimburse the Provider the amount of all direct or indirect internal or third-party expenses incurred by the Provider in connection with the provision of the Services, including, without limitation: (1) the portion of the salary and benefits of the employees engaged in providing the Services reasonably allocable to the Service Recipients; (2) the charges and expenses of any third party retained to provide any portion of the Services; (3) office rent and expenses and other overhead costs incurred in connection with, or reasonably allocable to, providing the Services; (4) amounts related to the payment of taxes related to the business of the Service Recipients; and (5) costs and expenses incurred in connection with the formation, capitalization, business or other activities of the Provider pursuant to the MSA.

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

During the three months ended March 31, 2018, the Partnership incurred $14.7 million related to the MSA. Of this amount, during the three months ended March 31, 2018, $8.7 million is included in cost of goods sold and $4.0 million is included in general and administrative expenses on the unaudited condensed consolidated statements of operations. At March 31, 2018, $2.0 million incurred under the MSA is included in finished goods inventory.

During the three months ended March 31, 2017, the Partnership incurred $14.7 million related to the MSA. Of this amount, $10.6 million is included in cost of goods sold and $3.0 million is included in general and administrative expenses on the unaudited condensed consolidated statements of operations. At March 31, 2017, $1.1 million incurred under the MSA was included in finished goods inventory.

As of March 31, 2018 and December 31, 2017, the Partnership had $14.7 million and $19.6 million, respectively, included in related-party payables primarily related to the MSA.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

Common Control Transactions

On October 2, 2017, the First Hancock JV contributed to Enviva, LP all of the issued and outstanding limited liability company interests in Wilmington for total consideration of $130.0 million (see Note 1, Description of Business and Basis of Presentation).

Related-Party Indemnification

In connection with the acquisition of Sampson in December 2016 (“Sampson Drop-Down”), the First Hancock JV agreed to indemnify the Partnership, its affiliates, and its respective officers, directors, managers, counsel, agents and representatives from all costs and losses arising from certain vendor liabilities and claims related to the construction of the Sampson plant that were included in the net assets acquired. The Partnership recorded a corresponding related-party receivable from the First Hancock JV of $6.4 million for reimbursement of such indemnifiable amounts. At March 31, 2018 and December 31, 2017, the related-party receivable associated with such amounts was $1.8 million and $3.0 million, respectively.

In connection with the Wilmington Drop-Down, the First Hancock JV agreed to indemnify the Partnership, its affiliates, and its respective officers, directors, managers, counsel, agents and representatives from all costs and losses arising from certain vendor liabilities and claims related to the construction of the Wilmington terminal that were included in the net assets acquired. The Partnership recorded a corresponding related-party receivable from the First Hancock JV of $1.8 million for reimbursement of such indemnifiable amounts. At March 31, 2018 and December 31, 2017, the related-party receivable associated with such amounts was $1.4 million and $1.3 million, respectively.

Sampson Construction Payments

Pursuant to three payment agreements between the Partnership and the First Hancock JV dated effective as of July 27, 2017, September 30, 2017 and December 31, 2017, respectively (together, the “Payment Agreements”), the First Hancock JV agreed to pay an aggregate amount of $1.4 million to the Partnership in consideration for costs incurred by the Partnership to repair or replace certain equipment at the Sampson plant following the consummation of the Sampson Drop-Down. As of March 31, 2018, the $1.4 million has been received in full and no further amounts are outstanding.

Terminal Services Agreement

In 2017, Wilmington and the sponsor entered into the Holdings TSA providing for wood pellet receipt, storage, handling and loading services by the Wilmington terminal for the sponsor. Pursuant to the Holdings TSA, which remains in effect until September 1, 2026, the sponsor agreed to deliver a minimum of 125,000 MT per quarter and pay a fixed fee on a per-ton basis for the terminal services. During the three months ended March 31, 2018 and 2017, the Partnership recorded $0.8 million and $0.3 million, respectively, as terminal services revenue, which is included in “Other revenue.”

On February 16, 2018, Greenwood acquired the Greenwood plant and the Holdings TSA was amended and assigned to Greenwood. The terminal services agreement provides for deficiency payments to Wilmington if quarterly minimum throughput requirements are not met. During the three months ended March 31, 2018, the Partnership recorded $0.4 million of deficiency fees under the Holdings TSA, which is included in “Other revenue.”

Enviva FiberCo, LLC

The Partnership purchases raw materials from Enviva FiberCo. Raw material purchases during the three months ended March 31, 2018 and 2017 from FiberCo were $1.7 million and $1.8 million, respectively.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

Biomass Option Agreement – Enviva Holdings, LP

On February 3, 2017, Enviva, LP entered into a master biomass purchase and sale agreement and a confirmation thereunder, which confirmation was amended on April 1, 2017, each with the sponsor (together, the “Option Contract”), pursuant to which Enviva, LP had the option to purchase certain volumes of wood pellets from the sponsor, from time to time at a price per metric ton determined by reference to a market index. The sponsor has a corresponding right to re-purchase volumes purchased by Enviva, LP pursuant to the Option Contract at a price per metric ton determined by reference to such market index at then-prevailing rates in the event that Enviva, LP purchases more than 45,000 MT of wood pellets pursuant to the Option Contract.

During the three months ended March 31, 2018 and 2017, pursuant to the Option Contract, Enviva, LP purchased $1.7 million and $1.6 million, respectively, of wood pellets from the sponsor, which amounts are included in cost of goods sold in the Partnership’s unaudited condensed consolidated statements of income.

The Option Contract terminated in accordance with its terms on March 2, 2018.

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

The Partnership entered into a second supply agreement with the First Hancock JV in connection with the Sampson Drop-Down to supply an additional 95,000 MTPY of the contracted volume to the Tees REP. The contract, which is denominated in GBP, commences in 2020 and continues through 2034.

Greenwood Contract

In connection with the Greenwood Acquisition on February 16, 2018, the Partnership entered into a contract with Greenwood to purchase wood pellets produced by the Greenwood plant (the “Greenwood Contract”). Pursuant to the Greenwood Contract, the Partnership has agreed, subject to certain conditions, to purchase production from the Greenwood plant from February 16, 2018 through March 2022 and has a take-or-pay obligation with respect to 550,000 MTPY of wood pellets (prorated for partial contract years) beginning in mid-2019.

During the three months ended March 31, 2018, the Partnership purchased $3.7 million of wood pellets from Greenwood, of which $3.1 million is included in cost of goods sold. As of March 31, 2018, $0.6 million is included in finished goods inventory and $3.5 million is included in related-party payables for the wood pellet purchases under the Greenwood Contract.

Long-Term Incentive Plan Vesting

During the three months ended March 31, 2018, the Partnership paid $4.0 million to the General Partner and the Provider in connection with the settlement of 139,810 performance-based phantom unit awards under the Enviva Partners, LP Long-Term Incentive Plan (“LTIP”). (See Note 15, Equity Based Awards).

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

(12) Income Taxes

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

As of March 31, 2018, the only periods subject to examination for federal and state income tax returns are 2015 through 2017. The Partnership believes its income tax filing positions, including its status as a pass-through entity, would be sustained on audit and does not anticipate any adjustments that would result in a material change to its consolidated balance sheet. Therefore, no reserves for uncertain tax positions or interest and penalties have been recorded. For the three months ended March 31, 2018 and 2017, no provision for federal or state income taxes has been recorded in the consolidated financial statements.

(13) Commitments and Contingencies

During the fourth quarter of 2016, the Partnership re-purchased a shipment of wood pellets from one customer and subsequently sold it to another customer in a purchase and sale transaction. Smoldering was observed onboard the vessel carrying the shipment, which resulted in damage to a portion of the shipment and one of the vessel’s five cargo holds (the “Shipping Event”). The disponent owner of the vessel (the “Shipowner”) had directly or indirectly chartered the vessel from certain other parties (collectively, the “Head Owners”) and in turn contracted with the Partnership’s indirectly wholly owned subsidiary, Enviva Pellets Cottondale, LLC (“Cottondale”), as the charterer of the vessel. Following the mutual appointment of arbitrators in connection with the Shipping Event, on June 8, 2017, the Shipowner submitted claims against Cottondale (the “Claims”) alleging damages of approximately $12.7 million (calculated using exchange rates as of March 31, 2018), together with other unquantified losses and damages. The Claims provide that the Shipowner would seek indemnification and other damages from Cottondale to the extent that the Shipowner is unsuccessful in its defense of claims raised by the Head Owners against it for damages arising in connection with the Shipping Event.

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

(14) Partners’ Capital

Subordinated Units

The Partnership expects that all of its outstanding subordinated units will convert into common units on a one‑for‑one basis on May 30, 2018. The common units the sponsor currently holds and will receive upon conversion of the subordinated units are registered.

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

During the three months ended March 31, 2018, the Partnership sold 8,408 common units under the Equity Distribution Agreement for net proceeds of $0.2 million, net of an insignificant amount of commissions. During the three months ended March 31, 2017, the Partnership sold 63,577 common units under the Equity Distribution Agreement for net proceeds of $1.7 million, net of an insignificant amount of commissions. Net proceeds from sales under the ATM Program were used for general partnership purposes.

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

						Total
						Payment to
						General
						Partner for
						Incentive
	Declaration	Record	Payment	Distribution	Total Cash	Distribution
Quarter Ended	Date	Date	Date	Per Unit	Distribution	Rights
March 31, 2017	May 3, 2017	May 18, 2017	May 30, 2017	$0.5550	$14.6	$0.5
June 30, 2017	August 2, 2017	August 15, 2017	August 29, 2017	$0.5700	$15.0	$0.7
September 30, 2017	November 2, 2017	November 15, 2017	November 29, 2017	$0.6150	$16.2	$1.1
December 31, 2017	January 31, 2018	February 15, 2018	February 28, 2018	$0.6200	$16.3	$1.1
March 31, 2018	May 3, 2018	May 15, 2018	May 29, 2018	$0.6250	$16.5	$1.3

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

Accumulated Other Comprehensive (Loss) Income

Comprehensive (loss) income consists of two components: net (loss) income and other comprehensive (loss) income. Other comprehensive (loss) income refers to revenue, expenses and gains and losses that pursuant to GAAP are included in comprehensive (loss) income but excluded from net (loss) income. The Partnership’s other comprehensive (loss) income for three months ended March 31, 2018 and 2017 consists of unrealized gains and losses related to derivative instruments accounted for as cash flow hedges.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

The following table presents the changes in accumulated other comprehensive loss for the three months ended March 31, 2018:

Unrealized
Losses on
Derivative
Instruments
Balance at December 31, 2017	$(3,040)
Net unrealized losses	(1,328)
Reclassification of net losses realized into net loss	1
Accumulated other comprehensive loss at March 31, 2018	$(4,367)

The following table presents the changes in accumulated other comprehensive (loss) income for the three months ended March 31, 2017:

Unrealized
Losses on
Derivative
Instruments
Balance at December 31, 2016	$595
Net unrealized losses	(740)
Reclassification of net losses realized into net loss	(57)
Accumulated other comprehensive loss at March 31, 2017	$(202)

Non-controlling Interests—Enviva Pellets Wiggins, LLC

Prior to December 28, 2017, the Partnership had a 67% controlling interest in Enviva Pellets Wiggins, LLC (“Wiggins”). On December 28, 2017, Wiggins was dissolved along with associated non-controlling interests. Upon dissolution, no amounts were distributed to the non-controlling interest holders and all intercompany balances were forgiven.

Non-controlling Interests—First Hancock JV

Wilmington was a wholly owned subsidiary of the First Hancock JV prior to the consummation of the Wilmington Drop-Down. The Partnership’s financial statements have been recast to include the financial results of Wilmington as if the consummation of the Wilmington Drop-Down had occurred on May 15, 2013, the date Wilmington was originally organized. The interests of the First Hancock JV’s third-party investors in Wilmington for periods prior to the related drop-down transactions have been reflected as a non-controlling interest in the Partnership’s financial statements. The Partnership’s unaudited condensed consolidated statements of operations for the three months ended March 31, 2017 include net losses of $1.3 million attributable to the non-controlling interests in Wilmington.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

(15) Equity-Based Awards

The following table summarizes information regarding phantom unit awards (the “Affiliate Grants”) to employees of the Provider who provide services to the Partnership under the LTIP:

	Time-Based		Performance-Based		Total Affiliate Grant
	Phantom Units		Phantom Units		Phantom Units
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
		Fair Value		Fair Value		Fair Value
	Units	(per unit)(1)	Units	(per unit)(1)	Units	(per unit)(1)
Nonvested December 31, 2017	595,866	$22.32	111,104	$25.52	706,970	$22.82
Granted	243,442	$28.65	116,401	$28.65	359,843	$28.65
Forfeitures	(16,123)	$23.76	—	$—	(16,123)	$23.76
Vested	—	$—	—	$—	—	$—
Nonvested March 31, 2018	823,185	$24.16	227,505	$27.12	1,050,690	$24.80

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.

139,810 of performance-based phantom unit awards under the LTIP vested on December 31, 2017. Upon settlement of the associated units on January 31, 2018, the Partnership paid $2.3 million to the General Partner who then acquired 81,708 common units at a market price of $28.65 per unit from a wholly owned subsidiary of the sponsor to satisfy its obligations under the LTIP.  The Partnership also paid $1.7 million to the Provider to satisfy the tax-withholding requirements associated with such units. The Provider recognized an additional $0.1 million in expense for the change in fair value of these awards between the vesting and settlement dates of such awards, which was allocated to the Partnership in the same manner as other corporate expenses.

The following table summarizes information regarding phantom unit awards to certain non-employee directors of the General Partner (the “Director Grants”) under the LTIP:

	Time-Based		Performance-Based		Total Director Grant
	Phantom Units		Phantom Units		Phantom Units
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
		Fair Value		Fair Value		Fair Value
	Units	(per unit)(1)	Units	(per unit)(1)	Units	(per unit)(1)
Nonvested December 31, 2017	15,840	$25.25	—	$—	15,840	$25.25
Granted	13,964	$28.65	—	$—	13,964	$28.65
Forfeitures	—	$—	—	$—	—	$—
Vested	(15,840)	$25.25	—	$—	(15,840)	$25.25
Nonvested March 31, 2018	13,964	$28.65	—	$—	13,964	$28.65

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.

In February 2018, Director Grants valued at $0.4 million were granted and vest on the first anniversary of the grant date. In February 2018, the Director Grants that were nonvested at December 31, 2017 vested and common units were issued.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

The distribution equivalent rights (“DERs”) associated with the Affiliate Grants and the Director Grants subject to time-based vesting entitle the recipients to receive payments equal to any distributions made by the Partnership to the holders of common units within 60 days following the record date for such distributions. The DERs associated with the Affiliate Grants subject to performance-based vesting will remain outstanding and unpaid from the grant date until the earlier of the settlement or forfeiture of the related performance-based phantom units.

Unpaid DER amounts related to the performance-based Affiliate Grants at March 31, 2018 were $1.1 million, of which $0.7 million are included in related-party accrued liabilities and $0.4 million are included in other long-term liabilities on the consolidated balance sheets. Unpaid DER amounts related to the performance-based Affiliate Grants at December 31, 2017 were $0.9 million, of which $0.7 million are included in accrued liabilities and $0.2 million are included in other long-term liabilities. DER distributions related to the time-based Affiliate Grants were $0.5 million for the three months ended March 31, 2018 and are included in related-party accrued liabilities. DER distributions were insignificant for the three months ended March 31, 2017.

(16) Net (loss) Income per Limited Partner Unit

Net (loss) income per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net (loss) income, after deducting any incentive distributions, by the weighted-average number of outstanding common and subordinated units. The Partnership’s net (loss) income is allocated to the limited partners in accordance with their respective ownership percentages, after giving effect to priority income allocations for incentive distributions, if any, to the holder of the IDRs, pursuant to the Partnership Agreement, which are declared and paid following the close of each quarter. Earnings in excess of distributions are allocated to the limited partners based on their respective ownership interests. Payments made to the Partnership’s unitholders are determined in relation to actual distributions declared and are not based on the net (loss) income allocations used in the calculation of earnings per unit.

In addition to the common and subordinated units, the Partnership has also identified the IDRs and phantom units as participating securities and uses the two-class method when calculating the net (loss) income per unit applicable to limited partners, which is based on the weighted-average number of common units and subordinated units outstanding during the period. Diluted net income per unit includes the effects of potentially dilutive time-based and performance-based phantom units on the Partnership’s common units. Basic and diluted earnings per unit applicable to subordinated limited partners are the same because there are no potentially dilutive subordinated units outstanding.

The following computation of net (loss) income per limited partner unit is as follows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018
	Common	Subordinated	General
	Units	Units	Partner
Weighted-average common units outstanding—basic	14,438	11,905	—
Effect of nonvested phantom units	—	—	—
Weighted-average common units outstanding—diluted	14,438	11,905	—

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

	Three Months Ended March 31, 2018
	Common	Subordinated	General
	Units	Units	Partner	Total
Distributions declared	$9,066	$7,441	$1,264	$17,771
Earnings less than distributions	(20,380)	(16,726)	—	(37,106)
Net (loss) income attributable to partners	$(11,314)	$(9,285)	$1,264	$(19,335)
Weighted-average units outstanding—basic	14,438	11,905
Weighted-average units outstanding—diluted	14,438	11,905
Net loss per limited partner unit—basic	$(0.78)	$(0.78)
Net loss per limited partner unit—diluted	$(0.78)	$(0.78)

	Three Months Ended March 31, 2017
	Common	Subordinated	General
	Units	Units	Partner
Weighted-average common units outstanding—basic	14,380	11,905	—
Effect of nonvested phantom units	848	—	—
Weighted-average common units outstanding—diluted	15,228	11,905	—

	Three Months Ended March 31, 2017
	Common	Subordinated	General
	Units	Units	Partner	Total
Distributions declared	$7,999	$6,607	$537	$15,143
Earnings less than distributions	(6,905)	(5,703)	—	(12,608)
Net income attributable to partners	$1,094	$904	$537	$2,535
Weighted-average units outstanding—basic	14,380	11,905
Weighted-average units outstanding—diluted	15,228	11,905
Net income per limited partner unit—basic	$0.08	$0.08
Net income per limited partner unit—diluted	$0.07	$0.08

(17) Supplemental Guarantor Information

The Partnership and its wholly owned finance subsidiary, Enviva Partners Finance Corp., are the co-issuers of the Notes on a joint and several basis. The Partnership has no material independent assets or operations. The Senior Notes are guaranteed on a senior unsecured basis by certain of the Partnership’s direct and indirect wholly owned subsidiaries (excluding Enviva Partners Finance Corp. and certain immaterial subsidiaries) and will be guaranteed by the Partnership’s future restricted subsidiaries that guarantee certain of its other indebtedness (collectively, the “Subsidiary Guarantors”). The guarantees are full and unconditional and joint and several. Each of the Subsidiary Guarantors is directly or indirectly 100% owned by the Partnership. Enviva Partners Finance Corp. is a finance subsidiary formed for the purpose of being the co-issuer of the Senior Notes. Other than certain restrictions arising under the Senior Secured Credit Facilities and the Indenture (see Note 10,  Long-Term Debt and Capital Lease Obligations), there are no significant restrictions on the ability of any restricted subsidiary to (1) pay dividends or make any other distributions to the Partnership or any of its restricted subsidiaries or (2) make loans or Borrowings to the Partnership or any of its restricted subsidiaries.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Enviva Partners, LP, together with its subsidiaries (“we,” “us,” “our,” or “the Partnership”), is a Delaware limited partnership formed on November 12, 2013. Our sponsor is Enviva Holdings, LP (and, where applicable, its wholly owned subsidiary Enviva Development Holdings, LLC) and references to our General Partner refer to Enviva Partners GP, LLC, a wholly owned subsidiary of our sponsor. References to the “First Hancock JV” refer to Enviva Wilmington Holdings, LLC, a joint venture between our sponsor, Hancock Natural Resource Group, Inc. and certain other affiliates of John Hancock Life Insurance Company.

The following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis in Part II‑Item 7 of our Annual Report on Form 10‑K for the year ended December 31, 2017 (the “2017 Form 10‑K”), as filed with the U.S. Securities and Exchange Commission (the “SEC”). Our 2017 Form 10‑K contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates and contractual obligations. You should also read the following discussion and analysis together with the risk factors set forth in the 2017 Form 10‑K and the factors described under “Cautionary Statement Regarding Forward‑Looking Information” in this Quarterly Report on Form 10‑Q.

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

Our unaudited condensed consolidated financial statements for periods prior to October 2, 2017 have been retroactively recast to reflect the consummation of the Wilmington Drop‑Down as if it had occurred on May 15, 2013, the date Wilmington was originally organized. Entities contributed by or distributed to our sponsor or the First Hancock JV are considered entities under common control and are recorded at historical cost.

Business Overview

We are the world’s largest supplier by production capacity of utility‑grade wood pellets to major power generators. We own and operate six industrial‑scale production plants in the Southeastern United States that have a combined wood pellet production capacity of 2.9 million MTPY. We also own dry-bulk, deep‑water marine terminal assets at the Port of Chesapeake (the “Chesapeake terminal”) and the Port of Wilmington, North Carolina (the “Wilmington terminal”). All of our facilities are located in geographic regions with low input costs and favorable transportation logistics. Owning these cost‑advantaged assets, the output from which is fully contracted, in a rapidly expanding industry provides us with a platform to generate stable and growing cash flows that should enable us to increase our per‑unit cash distributions over time, which is our primary business objective.

Our sales strategy is to fully contract the production capacity of the Partnership. During 2018, contracted volumes under our existing off‑take contracts are approximately equal to the full production capacity of our production plants. Our off‑take contracts provide for sales of 2.9 million metric tons (“MT”) of wood pellets in 2018 and have a weighted‑average remaining term of 8.9 years from April 1, 2018. We intend to continue expanding our business by taking advantage of the growing demand for our product that is driven by the conversion of coal‑fired power generation and combined heat and power plants to co‑fired or dedicated biomass‑fired plants, principally in Europe and, increasingly, in South Korea and Japan.

Inventory Impairment and Asset Disposal

On February 27, 2018, a fire occurred at the Chesapeake terminal, causing damage to equipment and approximately 43,000 MT of wood pellets (the “Chesapeake Terminal Event”). In order to continue to meet our contractual obligations to our customers, we have commissioned temporary wood pellet storage, handling and ship loading operations at nearby locations. We expect the Chesapeake terminal to return to full commercial operations by June 30, 2018; until such time, the wood pellets from our production plants in the Mid-Atlantic region currently are being delivered to such temporary locations as well as to the Wilmington terminal. Although we are incurring incremental costs from the extended logistics chain of longer truck hauls and temporary terminaling and storage facilities, we believe that the current arrangements provide a durable solution as we work to bring the Chesapeake terminal back into safe operation. We expect to bear the immediate costs of the Chesapeake Terminal Event, including emergency response costs, inventory and asset write-offs, and inventory disposal, in the first quarter of 2018. Specifically, the value of the lost inventory, inclusive of disposal costs, and emergency response costs, are expected to range from $10.0 million to $12.0 million and $8.0 million to $10.0 million, respectively.  We expect the cost to repair damage to the terminal to be between $4.0 million and $8.0 million. We believe that substantially all of the costs resulting from the Chesapeake Terminal Event are recoverable through insurance or other contractual rights. The costs related to the Chesapeake Terminal Event, which are included in our financial results as a reduction of net income, have been added back in our calculation of adjusted EBITDA

Business continuity costs, however, are expected to reduce adjusted EBITDA in the first and second quarters of 2018. The incremental costs of our extended logistics chain are expected to be approximately $4.0 million per month through June 30, 2018, at which time we expect the terminal to return to full service. We also expect substantially all of these operational costs to be recoverable under our insurance policies, but the timing of such costs and their associated recovery will not occur simultaneously. Given this potential timing mismatch, our reported adjusted EBITDA will include variability between the first and second quarters of 2018 that does not reflect the underlying ratable performance of the business, and our quarterly distribution coverage ratios may not be comparable to those for previously reported periods or our targets for the full year.

Our plants continue to operate in the ordinary course of business and our portfolio of deep-water terminals is loading at a rate that we believe positions us to meet all of our contractual requirements for the balance of the year, although the specific timing of shipments may be affected from one quarter to the next.

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

Adjusted EBITDA

We view adjusted EBITDA as an important indicator of our financial performance. We define adjusted EBITDA as net income or loss excluding depreciation and amortization, interest expense, income tax expense, early retirement of debt obligations, non‑cash unit compensation expense, asset impairments and disposals, changes in the fair value of derivative instruments and certain items of income or loss that we characterize as unrepresentative of our ongoing operations including certain expenses incurred related to the Chesapeake Terminal Event (consisting of emergency response expenses, expenses related to the disposal of inventory, and asset disposal and repair costs, offset by insurance recoveries received). Adjusted EBITDA is a supplemental measure used by our management and other users of our financial statements, such as investors, commercial banks and research analysts, to assess the financial performance of our assets without regard to financing methods or capital structure.

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

The following tables present a reconciliation of each of adjusted gross margin per metric ton, adjusted EBITDA and distributable cash flow to the most directly comparable GAAP financial measure for each of the periods indicated:

	Three Months Ended
	March 31,
	2018	2017 (Recast)
	(in thousands, except per metric ton)
Reconciliation of gross margin to adjusted gross margin per metric ton:
Metric tons sold	648	623
Gross margin	$(4,541)	$16,368
Depreciation and amortization	9,304	9,358
Adjusted gross margin	$4,763	$25,726
Adjusted gross margin per metric ton	$7.35	$41.29

	Three Months Ended
	March 31,
	2018	2017 (Recast)
	(in thousands)
Reconciliation of adjusted EBITDA and distributable cash flow to net loss:
Net loss	$(19,335)	$(45)
Add:
Depreciation and amortization	9,408	9,362
Interest expense	8,645	7,707
Non-cash unit compensation expense	1,343	1,714
Asset impairments and disposals	—	24
Changes in the fair value of derivative instruments	769	—
Chesapeake terminal event	16,590	—
Transaction expenses	153	2,532
Adjusted EBITDA	17,573	21,294
Less:
Interest expense, net of amortization of debt issuance costs, debt premium and original issue discount	8,373	7,326
Maintenance capital expenditures	388	452
Distributable cash flow attributable to Enviva Partners, LP	8,812	13,516
Less: Distributable cash flow attributable to incentive distribution rights	1,264	537
Distributable cash flow attributable to Enviva Partners, LP limited partners	$7,548	$12,979

Factors Impacting Comparability of Our Financial Results

Our future results of operations and cash flows may not be comparable to our historical consolidated results of operations and cash flows, principally for the following reasons:

Our sponsor contributed its interest in Wilmington to us on October 2, 2017. Our unaudited condensed consolidated financial statements have been retroactively recast to reflect the contribution of our sponsor’s interest in Wilmington as if the contributions had occurred on May 15, 2013, the date Wilmington was originally organized. The recast amounts for the three months ended March 31, 2017 primarily include expenses associated with the initial ramp of the Wilmington terminal and minimal terminal services revenues.

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

We adopted a new revenue recognition standard, ASC 606, Revenue from Contracts with Customers, on January 1, 2018.  Upon adoption of ASC 606, Revenue from Contracts with Customers (“ASC 606”), our off-take contracts will continue to be classified as “Product sales.” However, the adoption of ASC 606 impacted the basis of presentation in certain arrangements where in which we purchase shipments of product from third-party suppliers and resell them in back-to-back transactions to customers (“purchase and sale transactions”). Prior to the adoption of ASC 606, we reported revenue from purchase and sale transactions net of costs paid to third-party suppliers, which was classified as “Other revenue.” Subsequent to the adoption of ASC 606, we recognize revenue on a gross basis in “Products sales” when we determine that we act as a principal and control the wood pellets before they are transferred to the customer. Recoveries from customers for certain costs incurred at the discharge port under our off-take contracts were reported in “Product sales” prior to the adoption of ASC 606. Under ASC 606, these recoveries are not considered a part of the transaction price, and therefore are excluded from “Product sales” and included as an offset to “Cost of goods sold.” Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, whereas prior comparative reporting periods have not been adjusted and continue to be reported under the accounting standards in effect for such periods. We did not have a transition adjustment as a result of adopting ASC 606.

We have incurred and will continue to incur costs associated with the Chesapeake Terminal Event. During the three months ended March 31, 2018, we incurred $28.4 million of expenses related to the Chesapeake Terminal Event, including a $1.1 million impairment of terminal assets and a $10.7 million write-off of product, inclusive of disposal costs, which are included in cost of goods sold. Additionally, costs included in cost of goods sold of $16.6 million were incurred during the three months ended March 31, 2018 and primarily consist of costs related to emergency response and temporary storage, handling and shiploading operations. As of March 31, 2018, we have received $4.0 million of insurance recoveries and recorded $4.9 million of additional insurance recoveries in accounts receivable reflecting the insurance proceeds that are probable of receipt up to the amount of the loss recorded. We recorded $7.8 million of insurance recoveries in cost of goods sold and recognized $1.1 million of insurance recoveries in other income related to lost profit on the sale of the damaged product during the three months ended March 31, 2018. Although costs related to the Chesapeake Terminal Event and associated insurance recoveries impact our net income, they are added back to our calculation of adjusted EBITDA.

In addition, we have incurred incremental business continuity costs, including costs associated with the temporary extension of our logistics chain to continue to meet customer deliveries until the Chesapeake terminal returns to commercial operations. We expect substantially all of these operational costs to be recoverable under our insurance policies, but the timing of such costs and the associated insurance recoveries will likely not match, which would result in fluctuations of amounts in cost of goods sold from period to period. Given this potential timing mismatch, our results of operations and cash flows, as well as our non-GAAP financial measures, may not be comparable to those for previously reported periods.

How We Generate Revenue

Overview

We primarily earn revenue by supplying wood pellets to our customers under off-take contracts, the majority of the commitments under which are long-term in nature. We refer to the structure of our off-take contracts as “take-or-pay” because they include a firm obligation of the customer to take a fixed quantity of product at a stated price and provisions that ensure we will be compensated in the case of a customer’s failure to accept all or a part of the contracted volumes or termination of a contract by a customer. Each of our long-term off-take contracts define the annual volume of wood pellets that a customer is required to purchase and we are required to sell, the fixed price per metric ton for product satisfying a base net calorific value and other technical specifications. These prices are fixed for the entire term, subject to annual inflation-based adjustments and price escalators, as well as, in some instances, price adjustments for product specifications and changes in underlying indices. In addition to sales of our product under these long-term, off-take contracts, we routinely sell wood pellets under shorter-term contracts, which range in volume and tenor and, in some cases, may include only one specific shipment. Because each of our off-take contracts is a bilaterally negotiated agreement, our revenue over the duration of such contracts does not generally follow observable current market pricing trends. Our performance obligation under these contracts include the delivery of wood pellets, and are aggregated into metric tons. We account for each metric ton as a single performance obligation. Our revenue from the sale of wood pellets we produce is recognized as “Product sales” upon satisfaction of the performance obligation when control transfers to the customer at the time of loading wood pellets onto a ship.

Depending on the specific off‑take contract, shipping terms are either CIF, CFR or Free on Board (“FOB”). Under a CIF contract, we procure and pay for shipping costs, which include insurance and all other charges, up to the port of destination for the customer. Under a CFR contract, we procure and pay for shipping costs, which include insurance (excluding marine cargo insurance) and all other charges, up to the port of destination for the customer. Shipping under CIF and CFR contracts after control has passed to the customer is considered a fulfillment activity rather than a performance obligation and associated expenses are included in the price to the customer. Under FOB contracts, the customer is directly responsible for shipping costs.

For purchase and sale transactions, we have determined that we are the principal in these transactions because we control the pellets prior to transferring them to the customer and recognize revenue on a gross basis in “Product sales.”

In instances in which a customer requests the cancellation, deferral or acceleration of a shipment, the customer may pay a fee, which is included in “Other revenue.”

We recognize third- and related-party terminal services revenue ratably over the contract term at our ports, which is included in “Other revenue.” Terminal services are performance obligations  that are satisfied over time, as customers simultaneously receive and consume the benefits of the terminal services as we perform those services. The consideration is fixed for quantities up to the minimum in the contract. Above-minimum quantities are billed based on a per-ton rate.

Contracted Backlog

As of April 1, 2018, we had approximately $5.9 billion of product sales backlog for firm contracted product sales to power generators. Backlog represents the revenue to be recognized under existing contracts assuming deliveries occur as specified in the contracts. Contracted future product sales denominated in foreign currencies, excluding revenue hedged with foreign currency forward contracts, are included in U.S. Dollars at April 2, 2018 forward rates.

Following our adoption of ASC 606, our expected future product sales revenue under our contracted backlog as of April 1, 2018 is as follows (in millions):

Period from April 1, 2018 to December 31, 2018	$505
Year ending December 31, 2019	600
Year ending December 31, 2020 and thereafter	4,837
Total product sales contracted backlog	$5,942

Costs of Conducting Our Business

Cost of Goods Sold

Cost of goods sold includes the cost to produce and deliver wood pellets to customers, reimbursable shipping related costs associated with specific off-take contracts with Cost, Insurance and Freight (“CIF”) or Cost and Freight (“CFR”) shipping terms and costs associated with purchase and sale transactions. The principal expenses incurred to produce and deliver our wood pellets consist of raw material, production and distribution costs.

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

Production costs at our production plants consist of labor, energy, tooling, repairs and maintenance and plant overhead costs. Production costs also include depreciation expense associated with the use of our plants and equipment and any gain or loss on disposal of associated assets. Some of our off‑take contracts include price escalators that mitigate inflationary pressure on certain components of our production costs. In addition to the wood pellets that we produce at our owned and operated production plants, we selectively purchase additional quantities of wood pellets from third‑ and related-party wood pellet producers.

Distribution costs include all transportation costs from our plants to our port locations, any storage or handling costs while the product remains at port and shipping costs related to the delivery of our product from our port locations to our customers. Both the strategic location of our plants and our ownership or control of our deep‑water terminals have allowed for the efficient and cost‑effective transportation of our wood pellets. We seek to mitigate shipping risk by entering into long‑term, fixed‑price shipping contracts with reputable shippers matching the terms and volumes of our off-take contracts pursuant to which we are responsible for arranging shipping. Certain of our off‑take contracts include pricing adjustments for volatility in fuel prices, which allow us to pass the majority of fuel price‑risk associated with shipping through to our customers.

Additionally, as deliveries are made, we amortize the purchase price of acquired customer contracts that were recorded as intangible assets during the applicable contract term.

Costs associated with purchase and sale transactions are included in cost of goods sold.

Raw material, production and distribution costs associated with delivering our wood pellets to our owned and leased marine terminals and third- and related-party wood pellet purchase costs are capitalized as a component of inventory. Fixed production overhead, including the related depreciation expense, is allocated to inventory based on the normal capacity of the production plants. These costs are reflected in cost of goods sold when inventory is sold. Distribution costs associated with shipping our wood pellets to our customers and amortization of favorable acquired customer contracts are expensed as incurred. Our inventory is recorded using the first‑in, first‑out method (“FIFO”), which requires the use of judgment and estimates. Given the nature of our inventory, the calculation of cost of goods sold is based on estimates used in the valuation of the FIFO inventory and in determining the specific composition of inventory that is sold to each customer.

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

Our unaudited condensed consolidated financial statements have been recast to reflect the contribution of our sponsor’s interest in Wilmington as if the contribution had occurred on May 15, 2013, the date Wilmington was originally organized. We do not develop plants or ports within the Partnership and therefore we do not incur startup and commissioning costs or overhead costs related to construction activities. Prior to the consummation of the Wilmington Drop‑Down, Wilmington incurred general and administrative costs related to development activities, which included startup and commissioning activities prior to beginning operations as well as incremental overhead costs related to construction activities. We do not expect to incur these costs going forward.

Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

	Three Months Ended
	March 31,
	2018	2017 (Recast)	Change
	(in thousands)
Product sales	$122,799	$119,047	$3,752
Other revenue (1)	3,002	3,396	(394)
Net revenue	125,801	122,443	3,358
Cost of goods sold, excluding depreciation and amortization (1)	121,038	96,717	24,321
Depreciation and amortization	9,304	9,358	(54)
Total cost of goods sold	130,342	106,075	24,267
Gross margin	(4,541)	16,368	(20,909)
General and administrative expenses (1)	6,804	8,763	(1,959)
Income from operations	(11,345)	7,605	(18,950)
Interest expense	(8,645)	(7,707)	938
Other income	655	57	(598)
Net loss	(19,335)	(45)	(19,290)
Less net loss attributable to noncontrolling partners’ interests	—	1,319	(1,319)
Net (loss) income attributable to Enviva Partners, LP	$(19,335)	$1,274	$(20,609)
(1) See Note 11, Related-Party Transactions

Product sales

Revenue related to product sales for wood pellets produced or procured by us increased to $122.8 million for the three months ended March 31, 2018 from $119.0 million for the three months ended March 31, 2017. The $3.8 million increase was primarily attributable to the adoption of ASC 606, partially offset by slightly lower sales volumes. Under ASC 606, we act as the principal in certain purchase and sale transactions and we recorded revenue on a gross basis in product sales as compared to a net basis in other revenue under previous standard (see Note 2, Significant Accounting Policies).

Other revenue

Other revenue decreased to $3.0 million for the three months ended March 31, 2018 from $3.4 million for the three months ended March 31, 2017. The decrease was primarily driven by a $2.6 million decrease in margin related to the adoption of ASC 606 which resulted in purchase and sale transactions being recorded on a gross basis in product sales during the three months ended March 31, 2018, compared to on a net basis in other revenue during the three months ended March 31, 2017. The decrease was partially offset by $1.4 million in fees received from customers and suppliers requesting scheduling accommodations and a $0.8 million increase in terminal services revenue primarily related to the Port of Wilmington terminal services agreement with the sponsor and Greenwood during the three months ended March 31, 2018 (see Note 11, Related-Party Transactions).

Cost of goods sold

Cost of goods sold increased to $130.3 million for the three months ended March 31, 2018 from $106.1 million for the three months ended March 31, 2017. The $24.2 million increase was primarily attributable to $20.2 million related to the Chesapeake Terminal Event and $9.2 million attributable to the adoption of ASC 606, which resulted in all costs from our purchase and sale transactions to be recorded in cost of goods sold compared to recorded on a net basis in other revenue during the three months ended March 31, 2017.

Gross margin

Gross margin was $(4.5) million for the three months ended March 31, 2018 and $16.4 million for the three months ended March 31, 2017. The $20.9 million decrease in gross margin was primarily attributable to the following:

•

A $19.6 million decrease in gross margin due to expenses incurred related to the Chesapeake Terminal Event. The Chesapeake Terminal Event includes $10.3 million of emergency response expenses, $10.1 million of expenses related to the disposal of approximately 43,000 MT of inventory offset by $6.3 million of cargo insurance recoveries, $3.1 million of asset disposal and repair costs offset by $1.5 million of property insurance recoveries and $3.9 million of incremental costs related to temporary storage, handling and ship loading operations.

•

A $1.0 million decrease in gross margin due to lower sales volumes during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. Excluding the impact of ASC 606, we sold 596,000 MT during the three months ended March 31, 2018, approximately 27,000 MT less than the comparable prior year period.

•	A $0.4 million decrease in other revenues related as described above.
•

The mix of customer and shipping contracts, as well as production costs of our wood pellets, during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, were primarily consistent between periods.

Adjusted gross margin per metric ton

	Three Months Ended
	March 31,
	2018	2017 (Recast)	Change
	(in thousands except per metric ton)
Metric tons sold	648	623	25
Gross margin	$(4,541)	$16,368	$(20,909)
Depreciation and amortization	9,304	9,358	(54)
Adjusted gross margin	$4,763	$25,726	$(20,963)
Adjusted gross margin per metric ton	$7.35	$41.29	$(33.94)

We earned an adjusted gross margin of $4.8 million, or $7.35 per MT, for the three months ended March 31, 2018.  Excluding the costs and recoveries associated with the Chesapeake Terminal Event, we would have earned adjusted gross margin of $24.7 million, or $38.11 per MT. Adjusted gross margin was $25.7 million, or $41.29 per MT, for the three months ended March 31, 2017. Adjusting for the impact of ASC 606 for comparison purposes, adjusted gross margin per metric ton would have been $38.57 per MT for the three months ended March 31, 2017. The factors impacting the change in adjusted gross margin are described above under the heading “Gross margin.”

General and administrative expenses

General and administrative expenses were $6.8 million for the three months ended March 31, 2018 and $8.8 million for the three months ended March 31, 2017.

During the three months ended March 31, 2018, general and administrative expenses included allocated expenses of $4.0 million that were incurred under the MSA, $1.3 million of direct expenses and $1.3 million of non‑cash unit compensation expense associated with unit‑based awards under the Enviva Partners, LP Long-Term Incentive Plan (the “LTIP”).

During the three months ended March 31, 2017, general and administrative expenses included allocated expenses of $3.0 million that were incurred under the MSA, $1.5 million of direct expenses, $1.7 million of non-cash unit compensation associated with unit-based awards under the LTIP, $1.6 million related to transaction expenses on consummated and unconsummated transactions and $1.0 million of expenses associated with the cessation of operations of the wood pellet production plant owned by Wiggins.

Interest expense

We incurred $8.6 million of interest expense during the three months ended March 31, 2018 and $7.7 million of interest expense during the three months ended March 31, 2017. The increase in interest expense was primarily attributable to the incremental interest payable on the Senior Notes issued in October 2017. Please read “—Senior Notes Due 2021” below.

Adjusted EBITDA

	Three Months Ended
	March 31,
	2018	2017 (Recast)	Change
	(in thousands)
Reconciliation of adjusted EBITDA to net loss:
Net loss	$(19,335)	$(45)	$(19,290)
Add:
Depreciation and amortization	9,408	9,362	46
Interest expense	8,645	7,707	938
Non-cash unit compensation expense	1,343	1,714	(371)
Asset impairments and disposals	—	24	(24)
Changes in the fair value of derivative instruments	769	—	769
Chesapeake terminal event	16,590	—	16,590
Transaction expenses	153	2,532	(2,379)
Adjusted EBITDA	$17,573	$21,294	$(3,721)

We generated adjusted EBITDA of $17.6 million for the three months ended March 31, 2018 compared to adjusted EBITDA of $21.3 million for the three months ended March 31, 2017. The $3.7 million decrease was primarily attributable to $3.9 million of incremental costs related to temporary storage, handling and ship loading operations incurred as a result of the Chesapeake Terminal Event as well as lower sales volumes during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. Excluding the costs and recoveries associated with the Chesapeake Terminal Event, we would have earned adjusted EBITDA of $21.8 million during the three months ended March 31, 2018.

Distributable Cash Flow

The following is a reconciliation of adjusted EBITDA to distributable cash flow:

	Three Months Ended
	March 31,
	2018	2017 (Recast)	Change
	(in thousands)
Adjusted EBITDA	$17,573	$21,294	$(3,721)
Less:
Interest expense, net of amortization of debt issuance costs, debt premium and original issue discount	8,373	7,326	1,047
Maintenance capital expenditures	388	452	(64)
Distributable cash flow attributable to Enviva Partners, LP	8,812	13,516	(4,704)
Less: Distributable cash flow attributable to incentive distribution rights	1,264	537	727
Distributable cash flow attributable to Enviva Partners, LP limited partners	$7,548	$12,979	$(5,431)

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

Our minimum quarterly distribution is $0.4125 per common and subordinated unit per quarter, which equates to approximately $10.9 million per quarter, or approximately $43.5 million per year, based on the number of common and subordinated units outstanding as of March 31, 2018, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses. Because it is our intent to distribute at least the minimum quarterly distribution on all of our units on a quarterly basis, we expect that we will rely upon external financing sources, including bank borrowings and the issuance of debt and equity securities, to fund future acquisitions and expansions.

Non‑cash Working Capital

Non‑cash working capital is the amount by which current assets, excluding cash, exceed current liabilities, and is a measure of our ability to pay our liabilities as they become due. Our non‑cash working capital was $1.5 million deficit at March 31, 2018 and $34.6 million at December 31, 2017. The primary components of changes in non‑cash working capital were the following:

Accounts receivable, net and related‑party receivables

A decrease in accounts receivable, net of allowance for doubtful accounts and related‑party receivables, decreased non‑cash working capital by $32.9 million during the three months ended March 31, 2018 as compared to December 31, 2017, primarily due to the timing, volume and size of product shipments. Related‑party receivables at March 31, 2018 and December 31, 2017 included $3.2 million and $4.9 million, respectively, due from the First Hancock JV related to the Sampson Drop-Down and the Wilmington Drop-Down.

Inventories

Our inventories consist of raw materials, work‑in‑process, consumable tooling and finished goods. An increase in inventory increased non-cash working capital by $10.8 million at March 31, 2018 compared to December 31, 2017. The increase was primarily attributable to a $7.7 million increase in finished goods inventory due to the timing, volume and size of product shipments primarily attributable to the Chesapeake Terminal Event. In addition, we had a $2.1 million increase in raw material inventory and a $0.9 million increase in consumable tooling inventories to support the reliability of our planned production levels.

Accounts payable, related‑party payables, accrued liabilities and related‑party accrued liabilities

An increase in accounts payable, related‑party payables and accrued liabilities at March 31, 2018 as compared to December 31, 2017 decreased non‑cash working capital by $5.8 million and was primarily attributable to an increase in shipping and trading sales liabilities due to timing and volume of product shipments as well as an increase of $16.0 million in liabilities due to the Chesapeake Terminal Event. Related‑party payables at March 31, 2018 consisted of $14.7 million related to the MSA compared to $19.6 million at December 31, 2017.

Current portion of interest payable

An increase in the current portion of interest payable at March 31, 2018 compared to December 31, 2017 decreased non‑cash working capital by $7.5 million. The current portion of interest payable is primarily related to accrued interest on our Senior Notes. Please read “—Senior Notes Due 2021” below.

Cash Flows

The following table sets forth a summary of our net cash flows from operating, investing and financing activities for the three months ended March 31, 2018 and 2017, respectively:

	Three Months Ended
	March 31,
	2018	2017 (Recast)
	(in thousands)
Net cash provided by operating activities (1)	$29,316	$37,644
Net cash used in investing activities	(1,999)	(9,344)
Net cash used in financing activities	(22,784)	(15,915)
Net increase in cash, cash equivalents and restricted cash (1)	$4,533	$12,385
(1) Adjusted for the adoption of ASU 2016-18, see Note 2, Significant Accounting Policies

Cash Provided by Operating Activities

Net cash provided by operating activities was $29.3 million for the three months ended March 31, 2018 compared to $37.6 million for the three months ended March 31, 2017. The decrease of $8.3 million was attributable to the following:

•

A decrease in net income, excluding depreciation and amortization, of $19.2 million during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The decrease in net income, excluding depreciation and amortization, is primarily attributable to the Chesapeake Terminal Event (see Note 5, Inventory Impairment and Asset Disposal).

•

A $15.3 million decrease in cash flows provided by operating activities related to an increase in inventories during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The increase during the three months ended March 31, 2018 was primarily attributable to the timing and size of product shipments.

Offsetting the above was:

•

A $10.1 million increase in cash flows provided by operating activities related to a decrease in accounts receivable and related-party receivables during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. This increase during the three months ended March 31, 2018 was primarily attributable to the timing, volume and size of product shipments.

•

A $8.1 million increase in cash flows provided by operating activities related to an increase in accounts payable, related-party payables, accrued liabilities and other current liabilities during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase during the three months ended March 31, 2018 was primarily attributable to accrued expenses associated with the Chesapeake Terminal Event

•

A $1.2 million increase related to the current portion of interest payable during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The current portion of interest payable is primarily related to accrued interest on our Senior Notes. Please read “Senior Notes Due 2021” below.

Cash Used in Investing Activities

Net cash used in investing activities was $2.0 million for the three months ended March 31, 2018 compared to $9.3 million for the three months ended March 31, 2017. The three months ended March 31, 2017 include purchases of property, plant and equipment related to the completion of both the Sampson Plant and the Wilmington Terminal. The $2.0 million of cash used for property, plant and equipment during the three months ended March 31, 2018 includes approximately $1.1 million related to projects intended to increase the production capacity of our plants and $0.4 million of capital expenditures to maintain operations.

Cash Used in Financing Activities

Net cash used in financing activities was $22.8 million for the three months ended March 31, 2018 compared to net cash used in financing activities of $15.9 million for the three months ended March 31, 2017. Net cash used in financing activities for the three months ended March 31, 2018 primarily consisted of $17.8 million of distributions paid to our unitholders, $2.3 million paid to the General Partner to purchase performance-based phantom units for the LTIP and $1.7 million paid to the Provider to satisfy the tax-withholding requirements associated with the LTIP vesting.

Net cash used in financing activities for the three months ended March 31, 2017 primarily consisted of $17.2 million of repayments of our debt and capital lease obligations and $14.8 million of distributions paid to our unitholders, partially offset by $2.9 million in capital contributions made by the First Hancock JV prior to the Wilmington Drop-Down and $10.0 million in proceeds from borrowings under our Senior Secured Credit Facilities.

Senior Notes Due 2021

On November 1, 2016, we and our wholly owned subsidiary, Enviva Partners Finance Corp. (together, the “Issuers”), Wilmington Trust, National Association, as trustee, and the guarantors thereto entered into an indenture, as amended or supplemented (the “Indenture”), pursuant to which we issued $300.0 million in aggregate principal amount of 8.5% senior unsecured notes due November 1, 2021 (the “Senior Notes”) to eligible purchasers (the “Senior Notes Offering”) in a private placement under Rule 144A and Regulations S of the Securities Act of 1933, as amended (the “Securities Act”.)  Interest payments commenced on May 1, 2017 and are due semi-annually in arrears on May 1 and November 1. In August 2017, holders of 100% of the Senior Notes tendered such notes in exchange for newly issued registered notes with terms substantially identical in all material respects to the Senior Notes (except that the registered notes are not subject to restrictions on transfer). The Partnership recorded $6.4 million in original issue discounts and costs associated with the issuance of Senior Notes, which have been recorded as a deduction to long-term debt and capital lease obligations.

The Partnership used $139.6 million of the net proceeds from the Senior Notes, together with cash on hand, to pay a portion of the purchase price for Enviva Pellets Sampson, LLC in December 2016 and $159.8 million to repay borrowings, including accrued interest, under the Senior Secured Credit Facilities.

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

In December 2017, the Additional Notes Purchaser tendered such notes in exchange for newly issued registered notes with terms substantially identical in all material respects to the Senior Notes (except that the registered notes are not subject to restrictions on transfer). The additional Senior Notes will be treated together with the Senior Notes as a single class for all purposes under the Indenture. We recorded $0.9 million in debt issuance costs and $3.4 million in premiums associated with the issuance of the additional Senior Notes, which have been recorded as a net addition to long-term debt and capital lease obligations.

Senior Secured Credit Facilities

We have a credit agreement (the “Senior Secured Credit Facilities”) which includes $100.0 million revolving credit facility commitments. The Senior Secured Credit Facilities mature in April 2020. Borrowings under the Senior Secured Credit Facilities bear interest, at our option, at either a base rate plus an applicable margin or at a Eurodollar rate (with a 1.00% floor for term loan borrowings) plus an applicable margin. Principal and interest are payable quarterly.

The Senior Secured Credit Facilities include a commitment fee payable on undrawn revolving credit facility commitments of 0.50% per annum (subject to a stepdown of 0.375% per annum if the Total Leverage Ratio is less than or equal to 2.00:1.00). Letters of credit issued under the revolving credit facility are subject to a fee calculated at the applicable margin for revolving credit facility Eurodollar rate borrowings. We had no amount outstanding under the revolving credit commitments as of March 31, 2018 and December 31, 2017.

We had a $4.0 million letter of credit outstanding under the letters of credit facility as of December 31, 2017. The letter of credit was issued in connection with a contract between us and a third party in the ordinary course of business. On January 11, 2018, the letter of credit was cancelled as it was no longer contractually required. As of March 31, 2018, we had no letters of credit outstanding under the letters of credit facility.

The Senior Secured Credit Facilities contains certain covenants, restrictions and events of default including, but not limited to, a change of control restriction and limitations on our ability to (1) incur indebtedness, (2) pay dividends or make other distributions, (3) prepay, redeem or repurchase certain debt, (4) make loans and investments, (5) sell assets, (6) incur liens, (7) enter into transactions with affiliates, (8) consolidate or merge and (ix) assign certain material contracts to third parties or unrestricted subsidiaries. We will be restricted from making distributions if an event of default exists under the Senior Secured Credit Facilities or if the interest coverage ratio (determined as the ratio of consolidated EBITDA, as defined in the Senior Secured Credit Facilities, to consolidated interest expense), which is determined quarterly, is less than 2.25:1.00 at such time.

We are required to maintain, as of the last day of each fiscal quarter, a ratio of total debt to consolidated EBITDA (“Total Leverage Ratio”) of not more than a maximum ratio, initially set at 4.25:1.00 and stepping down to 3.75:1.00, during the term of the Senior Secured Credit Facilities; provided that the maximum permitted Total Leverage Ratio will be increased by 0.50:1.00 for the period from the consummation of certain qualifying acquisitions through the end of the second full fiscal quarter thereafter.

As of March 31, 2018, our Total Leverage Ratio was 3.76:1.00, as calculated in accordance with the Senior Secured Credit Facilities, which was less than the maximum ratio of 4.50:1.00. As of March 31, 2018, we were in compliance with all covenants and restrictions associated with, and no events of default existed under, the Senior Secured Credit Facilities. Our obligations under the Senior Secured Credit Facilities are guaranteed by certain of our subsidiaries and secured by liens on substantially all of our and their assets.

At‑the‑Market Offering Program

On August 8, 2016, we filed a prospectus supplement to our shelf registration statement filed with the SEC on June 24, 2016, for the registration of the continuous offering of up to $100.0 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of our offerings. In August 2016, we also entered the Equity Distribution Agreement with certain managers pursuant to which we may offer and sell common units from time to time through or to one or more of the managers, subject to the terms and conditions set forth in the Equity Distribution Agreement, of up to an aggregate sales amount of $100.0 million (the “ATM Program”).

During the three months ended March 31, 2018, we sold 8,408 common units under the Equity Distribution Agreement for net proceeds of $0.2 million, net of an insignificant amount of commissions. Net proceeds from sales under the ATM Program were used for general partnership purposes. As of March 31, 2018, $88.4 million remained available for issuance under the ATM Program.

Off‑Balance Sheet Arrangements

As of March 31, 2018, we did not have any off‑balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S‑K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

See Note 1, “Description of Business and Basis of Presentation,” in the Notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of recently issued and adopted accounting pronouncements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in our unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. We provide expanded discussion of our significant accounting policies, estimates and judgments in our 2017 Form 10‑K. We believe these accounting policies reflect our significant estimates and assumptions used in preparation of our financial statements. There have been no significant changes to our critical accounting policies and estimates since December 31, 2017 except for the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The adoption changed the Partnership’s accounting policies for revenue recognition and cost of goods sold. For changes in our accounting policy for revenue recognition, see Note 2, Significant Accounting Policies. As a result of the adoption of ASC 606, our accounting policy for cost of goods sold now includes costs associated with purchase and sale transactions.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The information about market risks for the three months ended March 31, 2018 does not differ materially from that disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk” in the 2017 Form 10‑K, other than as described below:

Interest Rate Risk

At March 31, 2018, our total debt had a carrying value of $400.8 million and fair value of $420.5 million.

Although we seek to mitigate our interest rate risk through interest rate swaps, we are exposed to fluctuations in interest rates on borrowings under the Senior Secured Credit Facilities. Borrowings under the Senior Secured Credit Facilities bear interest, at our option, at either a base rate plus an applicable margin or at a Eurodollar rate (with a 1.00% floor for term loan borrowings) plus an applicable margin.

The applicable margin is (1) for Tranche A‑1 and Tranche A‑3 base rate borrowings, 2.95% through April 2018 and 2.80% thereafter, (2) for Tranche A‑1 and Tranche A‑3 Eurodollar rate borrowings, 3.95% thereafter through April 2018 and 3.80% thereafter, (3) for revolving facility base rate borrowings, 3.25%, and (4) for revolving facility Eurodollar rate borrowings, 4.25%. We repaid in full the outstanding principal and accrued interest on the Tranche A‑2 and Tranche A‑4 borrowings upon the consummation of the Sampson Drop‑Down. As of March 31, 2018, $42.9 million, net of unamortized discount of $1.0 million, of Tranche A‑1 and Tranche A‑3 borrowings remained outstanding under our Senior Secured Credit Facilities.

In September 2016, we entered into a pay‑fixed, receive‑variable interest rate swap agreement to fix our exposure to fluctuations in London Interbank Offered Rate based interest rates (the “interest rate swap”). The interest rate swap commenced on September 30, 2016 and expires concurrently with the maturity of the Senior Secured Credit Facilities in April 2020. We elected to discontinue hedge accounting as of December 14, 2016 following repayment of a portion of our outstanding indebtedness under the Senior Secured Credit Facilities, and subsequently re‑designated the interest rate swap for the remaining portion of such outstanding indebtedness during the three months ended March 31, 2018. We enter into derivative instruments to manage cash flow. We do not enter into derivative instruments for speculative or trading purposes. The counterparty to our interest rate swap agreement is a major financial institution. As a result, we have no significant interest rate risk on our Tranche A‑1 and Tranche A‑3 borrowings as of March 31, 2018.

Credit Risk

Substantially all of our revenue was from long‑term, take‑or‑pay off‑take contracts with three customers for the three months ended March 31, 2018 and 2017. Most of our customers are major power generators in Europe. This concentration of counterparties operating in a single industry and geographic area may increase our overall exposure to credit risk, in that the counterparties may be similarly affected by changes in economic, political, regulatory or other conditions. If a customer defaults or if any of our contracts expire in accordance with their terms, and we are unable to renew or replace these contracts, our gross margin and cash flows and our ability to make cash distributions to our unitholders may be adversely affected. Although we have entered into hedging arrangements in order to minimize our exposure to fluctuations in foreign currency exchange and interest rates, our derivatives also expose us to credit risk to the extent that counterparties may be unable to meet the terms of our hedging agreements.

Foreign Currency Exchange Risk

We primarily are exposed to fluctuations in foreign currency exchange rates related to contracts pursuant to which deliveries of wood pellets will be settled in British Pound Sterling (“GBP”) and Euro (“EUR”). We have entered into forward contracts and purchased options to hedge a portion of our forecasted revenue for these customer contracts. We have designated and accounted for the forward contracts and purchased options as cash flow hedges of anticipated GBP-denominated revenue and, therefore, the effective portion of the changes in fair value on these instruments will be recorded as a component of accumulated other comprehensive income in partners’ capital and will be reclassified to revenue in the consolidated statements of income in the same period in which the underlying revenue transactions occur. Our EUR-denominated forward contracts and purchased options are adjusted to fair value through earnings in the current period.

As of March 31, 2018, we had notional amounts of 60.7 million GBP and 20.5 million EUR under foreign currency forward contracts and 37.1 million GBP and 2.7 million EUR under foreign currency purchased options that expire between 2018 and 2022. At March 31, 2018, the unrealized loss associated with foreign currency forward contracts and foreign currency purchased options of approximately $3.4 million and $1.5 million, respectively, are included in other comprehensive (loss) income.

We do not utilize foreign exchange contracts for speculative or trading purposes. The counterparties to our foreign exchange contracts are major financial institutions.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)‑15(e) and 15(d)‑15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our General Partner. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2018, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material changes from the legal proceedings disclosed in the section entitled “Legal Proceedings” in the 2017 Form 10‑K.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in the section entitled “Risk Factors” in the 2017 Form 10‑K.

Item 2. Unregistered Sales of Equity Securities

Issuer Purchases of Equity Securities
Maximum number
(or approximate)
			Total number	dollar value) of
			of common units	common units that
			purchased as part	may yet be
	Total number of		of publicly	purchased under
	common units	Price paid per	announced plans	the plans or
Period	purchased	common unit	or programs	programs
January 2018	—	$—	—	—
February 2018 (1)	81,708	$28.65	—	—
March 2018	—	$—	—	—
(1)

On February 1, 2018, the General Partner purchased a total of 81,708 common units from affiliates of Enviva Holdings, LP at a price of $28.65 per common unit and used the common units to satisfy the vesting of performance-based phantom units.

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
3.3

Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Enviva Partners, LP, effective as of December 18, 2017, by Enviva Partners GP, LLC (Exhibit 3.1, Form 8-K filed December 21, 2017, File No. 001-37363).

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

Date: May 3, 2018

ENVIVA PARTNERS, LP

By:	Enviva Partners GP, LLC, its general partner

By:	/s/ STEPHEN F. REEVES
	Name:	Stephen F. Reeves
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)