Form 10-Q
period 2018-06-30
Enviva Partners, LP
filed 2018-08-08
CIK 1592057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of July 31, 2018, 26,478,590 common units were outstanding.

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

•	the prices at which we are able to sell our products;
•	failure of the Partnership’s customers, vendors and shipping partners to pay or perform their contractual obligations to the Partnership;
•	the creditworthiness of our contract counterparties;
•	the amount of low‑cost wood fiber that we are able to procure and process, which could be adversely affected by, among other things, operating or financial difficulties suffered by our suppliers;
•	changes in the price and availability of natural gas, coal or other sources of energy;
•	changes in prevailing economic conditions;
•	our inability to complete acquisitions, including acquisitions from our sponsor, or to realize the anticipated benefits of such acquisitions;
•	inclement or hazardous environmental conditions, including extreme precipitation, temperatures and flooding;
•	fires, explosions or other accidents;
•	the timing and extent of our ability to recover the costs associated with the fire at the Chesapeake terminal through our insurance policies and the exercise of our other contractual rights;
•

changes in domestic and foreign laws and regulations (or the interpretation thereof) related to renewable or low‑carbon energy, the forestry products industry, the international shipping industry or power generators;

•	changes in the regulatory treatment of biomass in core and emerging markets;
•	our inability to acquire or maintain necessary permits or rights for our production, transportation or terminaling operations;
•	changes in the price and availability of transportation;
•	changes in foreign currency exchange or interest rates and the failure of our hedging arrangements to effectively reduce our exposure to the risks related thereto;
•	risks related to our indebtedness;

•	our failure to maintain effective quality control systems at our production plants and deep‑water marine terminals, which could lead to the rejection of our products by our customers;
•	changes in the quality specifications for our products that are required by our customers;
•	labor disputes;
•	the effects of the anticipated exit of the United Kingdom from the European Union on our and our customers’ businesses; and
•	our ability to borrow funds and access capital markets.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except number of units)

	June 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,790	$524
Accounts receivable, net of allowance for doubtful accounts of $0 as of June 30, 2018 and December 31, 2017	45,351	79,185
Related-party receivables	5,346	5,412
Inventories	36,175	23,536
Prepaid expenses and other current assets	2,680	1,006
Total current assets	103,342	109,663

Property, plant and equipment, net of accumulated depreciation of $135.6 million as of June 30, 2018 and $117.1 million as of December 31, 2017	553,240	562,330
Intangible assets, net of accumulated amortization of $10.5 million as of June 30, 2018 and $10.3 million as of December 31, 2017	—	109
Goodwill	85,615	85,615
Other long-term assets	6,235	2,394
Total assets	$748,432	$760,111

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$15,620	$7,554
Related-party payables	25,617	26,398
Accrued and other current liabilities	33,736	29,363
Related-party accrued liabilities	604	—
Current portion of interest payable	5,029	5,029
Current portion of long-term debt and capital lease obligations	7,168	6,186
Total current liabilities	87,774	74,530
Long-term debt and capital lease obligations	422,372	394,831
Related-party long-term payable	74,000	74,000
Long-term interest payable	950	890
Other long-term liabilities	4,710	5,491
Total liabilities	589,806	549,742
Commitments and contingencies

Partners’ capital:
Limited partners:
Common unitholders—public (14,567,746 and 13,073,439 units issued and outstanding at June 30, 2018 and December 31, 2017, respectively)	214,009	224,027
Common unitholder—sponsor (11,905,138 and 1,347,161 units issued and outstanding at June 30, 2018 and December 31, 2017, respectively)	78,504	16,050
Subordinated unitholder—sponsor (no units issued and outstanding at June 30, 2018 and 11,905,138 units issued and outstanding at December 31, 2017)	—	101,901
General partner (no outstanding units)	(133,821)	(128,569)
Accumulated other comprehensive loss	(66)	(3,040)
Total Enviva Partners, LP partners’ capital	158,626	210,369
Total liabilities and partners’ capital	$748,432	$760,111

See accompanying notes to unaudited condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017 (Recast)	2018	2017 (Recast)
Product sales	$129,674	$121,673	$252,472	$240,720
Other revenue (1)	2,427	5,874	5,430	9,270
Net revenue	132,101	127,547	257,902	249,990
Cost of goods sold, excluding depreciation and amortization (1)	105,723	99,172	226,761	195,889
Loss on disposal of assets	244	2,005	244	2,005
Depreciation and amortization	9,818	10,039	19,122	19,397
Total cost of goods sold	115,785	111,216	246,127	217,291
Gross margin	16,316	16,331	11,775	32,699
General and administrative expenses (1)	7,287	6,870	14,091	15,633
Income (loss) from operations	9,029	9,461	(2,316)	17,066
Other income (expense):
Interest expense	(9,047)	(7,710)	(17,692)	(15,417)
Other income (expense)	3,562	(254)	4,217	(197)
Total other expense, net	(5,485)	(7,964)	(13,475)	(15,614)
Net income (loss)	3,544	1,497	(15,791)	1,452
Less net loss attributable to noncontrolling partners’ interests	—	1,196	—	2,515
Net income (loss) attributable to Enviva Partners, LP	$3,544	$2,693	$(15,791)	$3,967
Less: Pre-acquisition loss from operations of Enviva Port of Wilmington, LLC Drop-Down allocated to General Partner	—	(1,169)	—	(2,430)
Enviva Partners, LP limited partners’ interest in net income (loss)	$3,544	$3,862	$(15,791)	$6,397
Net income (loss) income per limited partner common unit:
Basic	$0.08	$0.12	$(0.70)	$0.20
Diluted	$0.08	$0.11	$(0.70)	$0.19
Net income (loss) per limited partner subordinated unit:
Basic	$0.08	$0.12	$(0.70)	$0.20
Diluted	$0.08	$0.12	$(0.70)	$0.20
Weighted-average number of limited partner units outstanding:
Common—basic	18,597	14,405	16,518	14,392
Common—diluted	19,728	15,359	16,518	15,275
Subordinated—basic and diluted	7,804	11,905	9,855	11,905

(1) See Note 11, Related-Party Transactions

See accompanying notes to unaudited condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017 (Recast)	2018	2017 (Recast)
Net income (loss)	$3,544	$1,497	$(15,791)	$1,452
Other comprehensive income (loss):
Net unrealized gains (losses) on cash flow hedges	4,365	(1,950)	3,037	(2,747)
Reclassification of net gains realized into net income (loss)	(64)	—	(63)	—
Total other comprehensive income (loss)	4,301	(1,950)	2,974	(2,747)
Total comprehensive income (loss)	7,845	(453)	(12,817)	(1,295)
Less:
Pre-acquisition loss from operations of Enviva Port of Wilmington, LLC Drop-Down allocated to General Partner	—	(1,169)	—	(2,430)
Total comprehensive income (loss) subsequent to Enviva Port of Wilmington, LLC Drop-Down	7,845	716	(12,817)	1,135
Less:
Comprehensive loss attributable to noncontrolling partners’ interests	—	(1,196)	—	(2,515)
Comprehensive income (loss) attributable to Enviva Partners, LP partners	$7,845	$1,912	$(12,817)	$3,650

See accompanying notes to unaudited condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Partners’ Capital

(In thousands)

(Unaudited)

		Limited Partners’ Capital
		Common		Common		Subordinated		Accumulated
	General	Units—		Units—		Units—		Other	Total
	Partner	Public		Sponsor		Sponsor		Comprehensive	Partners'
	Interest	Units	Amount	Units	Amount	Units	Amount	(Loss) Income	Capital
Partners’ capital, December 31, 2017	(128,569)	13,073	224,027	1,347	16,050	11,905	101,901	(3,040)	210,369
Distributions to unitholders, distribution equivalent and incentive distribution rights	(2,394)	—	(18,583)	—	(785)	—	(14,822)	—	(36,584)
Issuance of units through Long-Term Incentive Plan	(5,564)	221	559	(82)	(1,301)	—	—	—	(6,306)
Issuance of common units, net	—	8	241	—	—	—	—	—	241
Sale of common units	—	1,265	13,335	(1,265)	(13,335)	—		—	—
Conversion of subordinated units to common units	—	—	—	11,905	78,504	(11,905)	(78,504)	—	—
Non-cash Management Services Agreement expenses	312		3,411	—	—	—	—	—	3,723
Other comprehensive income	—	—	—	—	—	—	—	2,974	2,974
Net income (loss)	2,394	—	(8,981)	—	(629)	—	(8,575)	—	(15,791)
Partners’ capital, June 30, 2018	$(133,821)	14,567	$214,009	11,905	$78,504	—	$—	$(66)	$158,626

See accompanying notes to unaudited condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017 (Recast)
Cash flows from operating activities:
Net (loss) income	$(15,791)	$1,452
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	19,439	19,406
Amortization of debt issuance costs, debt premium and original issue discounts	548	768
General and administrative expense incurred by the First Hancock JV prior to Enviva Port of Wilmington, LLC Drop-Down	—	821
Loss on disposal of assets	244	2,005
Unit-based compensation	3,823	3,280
Fair value changes in derivatives	(2,923)	238
Unrealized loss on foreign currency transactions	29	—
Change in operating assets and liabilities:
Accounts receivable, net	33,806	24,757
Related-party receivables	66	(3,042)
Prepaid expenses and other assets	(297)	(157)
Assets held for sale	—	(72)
Inventories	(12,021)	1,103
Other long-term assets	—	48
Derivatives	(947)	(1,335)
Accounts payable, accrued liabilities and other current liabilities	8,436	(4,110)
Related-party payables	(3,445)	1,011
Accrued interest	60	(104)
Other current liabilities	—	(288)
Other long-term liabilities	206	377
Net cash provided by operating activities	31,233	46,158
Cash flows from investing activities:
Purchases of property, plant and equipment	(5,879)	(15,912)
Insurance proceeds from property loss	1,130	—
Net cash used in investing activities	(4,749)	(15,912)
Cash flows from financing activities:
Principal payments on debt and capital lease obligations	(2,984)	(2,436)
Cash paid related to debt issuance costs	—	(209)
Proceeds from common unit issuance under the At-the-Market Offering Program, net	241	1,715
Distributions to unitholders, distribution equivalent rights and incentive distribution rights holder	(36,469)	(29,992)
Payment to General Partner to purchase affiliate common units for Long-Term Incentive Plan vesting	(2,341)	—
Payment for withholding tax associated with Long-Term Incentive Plan vesting	(1,665)	—
Proceeds and payments on revolving credit commitments	30,000	(6,500)
Contributions from sponsor related to Enviva Pellets Sampson, LLC Drop-Down	—	1,652
Proceeds from contributions from the First Hancock JV prior to Enviva Port of Wilmington, LLC Drop-Down	—	6,139
Net cash used in financing activities	(13,218)	(29,631)
Net increase in cash, cash equivalents and restricted cash	13,266	615
Cash, cash equivalents and restricted cash, beginning of period	524	466
Cash, cash equivalents and restricted cash, end of period	$13,790	$1,081

See accompanying notes to unaudited condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017 (Recast)
Non-cash investing and financing activities:
The Partnership acquired property, plant and equipment in non-cash transactions as follows:
Property, plant and equipment acquired included in accounts payable and accrued liabilities	$7,682	$12,173
Property, plant and equipment acquired under capital lease obligations	960	1,124
Property, plant and equipment transferred from inventories	2	260
Distributions included in liabilities	1,056	1,044
Withholding tax payable associated with Long-Term Incentive Plan vesting	2,715	—
Conversion of subordinated units to common units	78,504	—
Depreciation capitalized to inventories	1,075	61
Supplemental information:
Interest paid	$17,143	$14,692

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

Enviva Port of Wilmington, LLC

On October 2, 2017, pursuant to the terms of a contribution agreement (the “Wilmington Contribution Agreement”) between the Partnership and Enviva Wilmington Holdings, LLC, a joint venture between Enviva Development Holdings, LLC, a wholly owned subsidiary of Enviva Holdings, LP (the “sponsor”), Hancock Natural Resource Group, Inc. and certain other affiliates of John Hancock Life Insurance Company (U.S.A.) (the “First Hancock JV”), the Partnership acquired from the First Hancock JV all of the issued and outstanding limited liability company interests in Enviva Port of Wilmington, LLC (“Wilmington”), which owns the Wilmington terminal assets. The purchase price, which was $130.0 million, included an initial payment of $54.6 million, net of an approximate purchase price adjustment of $1.4 million. The initial payment was funded with borrowings from revolving credit commitments (see Note 10, Long-Term Debt and Capital Lease Obligations) and cash on hand. The acquisition (the “Wilmington Drop-Down”) included the Wilmington terminal and a long-term terminal services agreement with the sponsor (the “Holdings TSA”) to handle throughput volumes sourced by the sponsor from the wood pellet production plant in Greenwood, South Carolina (the “Greenwood plant”). On February 16, 2018, Enviva Pellets Greenwood, LLC (“Greenwood”), a wholly owned subsidiary of Enviva JV Development Company, LLC, a joint venture between Enviva Development Holdings, LLC, a wholly owned subsidiary of the sponsor, Hancock Natural Resource Group, Inc. and certain other affiliates of John Hancock Life Insurance Company (U.S.A.), acquired the Greenwood plant (the “Greenwood Acquisition”). In connection with the Greenwood Acquisition, the Holdings TSA, which provides for deficiency payments to Wilmington if quarterly minimum throughput requirements are not met, was amended and assigned by the sponsor to Greenwood (see Note 11, Related-Party Transactions).

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

In addition, the Wilmington Contribution Agreement contemplates that Wilmington will enter into a long-term terminal services agreement (the “Wilmington Hamlet TSA”) with the First Hancock JV and Enviva Pellets Hamlet, LLC (“Hamlet”) to receive, store and load wood pellets from the First Hancock JV’s proposed production plant in Hamlet, North Carolina (the “Hamlet plant”) when the First Hancock JV completes construction of the Hamlet plant. The Wilmington Hamlet TSA also provides for deficiency payments to Wilmington if minimum throughput requirements are not met. Pursuant to the Wilmington Contribution Agreement, following notice of the anticipated first delivery of wood pellets to the Wilmington terminal from the Hamlet plant, Wilmington, Hamlet, and the First Hancock JV will enter into the Wilmington Hamlet TSA and the Partnership will make a final payment of $74.0 million in cash or common units to the First Hancock JV, subject to certain conditions, as deferred consideration for the Wilmington Drop-Down. At June 30, 2018 and December 31, 2017, the $74.0 million is included in related-party long-term payable on the condensed consolidated balance sheets.

Wilmington also entered into a throughput option agreement with the sponsor that granted the sponsor, subject to certain conditions, the option to obtain terminal services at the Wilmington terminal at marginal cost throughput rates for wood pellets produced by one of the sponsor’s potential future wood pellet production plants.

The Partnership accounted for the Wilmington Drop-Down as a combination of entities under common control at historical cost in a manner similar to a pooling of interests. Accordingly, the unaudited interim condensed consolidated financial statements for the periods prior to the three and six months ended June 30, 2017 were retrospectively recast to reflect the acquisition of the First Hancock JV’s interests in Wilmington as if it had occurred on May 15, 2013, the date Wilmington was originally organized (see Note 3, Transactions Between Entities Under Common Control).

(2)  Significant Accounting Policies

During interim periods, the Partnership follows the accounting policies disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017 except for the adoption on January 1, 2018 of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”). The adoption changed the Partnership’s accounting policies for revenue recognition and cost of goods sold.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the Partnership’s unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Revenue Recognition

The Partnership primarily earns revenue by supplying wood pellets to its customers under off-take contracts, the majority of the commitments under which are long-term in nature. The Partnership refers to the structure of its off-take contracts as “take-or-pay” because they include a firm obligation of the customer to take a fixed quantity of product at a stated price and provisions that ensure the Partnership will be compensated in the case of a customer’s failure to accept all or a part of the contracted volumes or termination of a contract. The Partnership’s long-term off-take contracts define the annual volume of wood pellets that a customer is required to purchase and the Partnership is required to sell, the fixed price per metric ton (“MT”) for product satisfying a base net calorific value and other technical specifications. These prices are fixed for the entire term, and are subject to adjustments which may include annual inflation-based adjustments or price escalators, price adjustments for product specifications, as well as, in some instances, price adjustments due to changes in underlying indices. In addition to sales of the Partnership’s product under these long-term off-take contracts, the Partnership routinely sells wood pellets under shorter-term contracts, which range in volume and

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

tenor and, in some cases, may include only one specific shipment. Because each of the Partnership’s off-take contracts is a bilaterally negotiated agreement, the Partnership’s revenue over the duration of such contracts does not generally follow observable current market pricing trends. The Partnership’s performance obligations under these contracts include the delivery of wood pellets, and are aggregated into metric tons. The Partnership accounts for each MT as a single performance obligation. The Partnership’s revenue from the sales of wood pellets it produces is recognized as “Product sales” upon satisfaction of the Partnership’s performance obligation when control transfers to the customer at the time of loading wood pellets onto a ship.

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

The Partnership expects to recognize approximately $5.8 billion in revenue from its remaining performance obligations related to “Product sales” and “Other revenue” with fixed consideration. The Partnership’s off-take contracts expire at various times through 2035. The Partnership’s terminal services contracts extend to 2026. Remaining performance obligations are as follows:

	Period from July 1, 2018 to December 31, 2018	2019	Thereafter	Total
Product sales	$333,448	$608,630	$4,827,159	$5,769,237
Other revenue	354	708	1,180	2,242
Total revenue	$333,802	$609,338	$4,828,339	$5,771,479

Variable consideration from off-take contracts arises from several pricing features outlined in the Partnership’s off-take contracts, pursuant to which such contract pricing may be adjusted in respect of particular shipments to reflect differences between certain contractual quality specifications of the wood pellets as measured both when the wood pellets are loaded onto ships and unloaded at the discharge port as well as certain other contractual adjustments.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

Variable consideration from terminal services contracts arises from price increases based on agreed inflation indices and from above-minimum throughput quantities or services, which were not material for the three and six months ended June 30, 2018.

The Partnership allocates variable consideration under its off-take and terminal services contracts entirely to each performance obligation to which variable consideration relates. The estimate of variable consideration represents the amount that is not more likely than not to be recovered. For the three and six months ended June 30, 2018, the Partnership recognized an insignificant amount of revenue related to performance obligations satisfied in previous periods.

Under the Partnership’s off-take contracts, customers are obligated to pay the majority of the purchase price prior to the arrival of the ship at the customers’ discharge port. The remaining portion is paid after the wood pellets are unloaded at the discharge port. The Partnership generally recognizes revenue prior to the issuance of an invoice to the customer. Accounts receivable related to “Product sales” as of June 30, 2018 and December 31, 2017 was $38.6 million and $78.0 million, respectively.

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

The Partnership disaggregates its revenue into two categories: “Product sales” and “Other revenue.” These categories best reflect the nature, amount, timing and uncertainty of the Partnership’s revenue and cash flows.

Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, whereas prior comparative reporting periods have not been adjusted and continue to be reported under the accounting standards in effect for such periods. The Partnership did not have a transition adjustment as a result of adopting ASC 606.

The table below indicates the impact of the adoption of ASC 606 on revenue and cost of goods sold for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Reported	Adoption of ASC 606	Without Adoption of ASC 606	As Reported	Adoption of ASC 606	Without Adoption of ASC 606
Product sales	$129,674	$614	$130,288	$252,472	$(5,607)	$246,865
Other revenue	2,427	39	2,466	5,430	(14)	5,416
Cost of goods sold	115,785	653	116,438	246,127	(5,621)	240,506
Gross margin	$16,316	$—	$16,316	$11,775	$—	$11,775

In January 2017, the FASB issued ASU 2017‑01, Business Combinations (Topic 805): Clarifying the Definition of a Business, to provide guidance to evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. If substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the assets acquired (or disposed of) are not considered a business. The Partnership adopted ASU 2017-01 as of January 1, 2018, which may have an impact on the accounting for future acquisitions.

In November 2016, the FASB issued ASU 2016‑18, Statement of Cash Flows (Topic 230)—Restricted Cash: A Consensus of the FASB Emerging Issues Task Force, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The guidance addresses the presentation of changes in restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. Entities will also have to disclose the nature of their restricted cash and restricted cash equivalent balances. The Partnership adopted ASU 2016-18 as of January 1, 2018. As of June 30, 2018 and 2017, the Partnership had no amounts held as restricted cash.

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

In February 2016, the FASB issued ASU 2016-02, Leases. Under the new pronouncement, an entity is required to recognize right-of-use (“ROU”) assets and lease liabilities arising from a lease for all non-cancellable leases. The Partnership is expected to apply this guidance to all non-cancellable leases with a term of more than 12 months. The new guidance is effective for public entities for fiscal year and interim periods within those fiscal years beginning after December 15, 2018. Early adoption is permitted. Upon adoption, a lessee and a lessor would recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Partnership established its implementation plan and is evaluating the impact of adoption on its business processes and accounting and information systems. The Partnership currently expects that the adoption of this standard could have a material impact on the consolidated balance sheet. While the Partnership continues to assess potential impacts of the standard, the Partnership currently expects there to be a material recognition of new ROU assets and lease liabilities related to real estate, machinery and equipment operating leases. The Partnership is still assessing if other business supply

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

arrangements contain leases under the new pronouncement. The Partnership does not expect a significant change in leasing activity prior to adoption of the ASU.

(3)  Transactions Between Entities Under Common Control

Recast of Historical Financial Statements

The financial statements for the three and six months ended June 30, 2017 have been recast to reflect the Wilmington Drop-Down as if it had occurred on May 15, 2013, the date Wilmington was originally organized. The historical net equity amounts of Wilmington prior to the date of the Wilmington Drop-Down were attributed to Enviva Partners GP, LLC, the general partner of the Partnership (the “General Partner”) and any non-controlling interest.

The following table presents the changes to previously reported amounts in the unaudited condensed consolidated balance sheet as of June 30, 2017 included in the Partnership’s quarterly report on Form 10-Q for the quarter ended June 30, 2017:

	As of June 30, 2017
	As	Enviva Port of
	Reported	Wilmington, LLC	Total (Recast)
Cash and cash equivalents	$1,081	$—	$1,081
Accounts receivable, net	53,111	—	53,111
Related-party receivables	9,241	205	9,446
Inventories	28,413	98	28,511
Prepaid expenses and other current assets	4,869	39	4,908
Total current assets	96,715	342	97,057
Property, plant and equipment, net of accumulated depreciation	504,447	76,429	580,876
Goodwill	85,615	—	85,615
Other long-term assets	3,026	60	3,086
Total assets	$689,803	$76,831	$766,634

Accounts payable	$5,145	$508	$5,653
Related-party payables	11,335	720	12,055
Accrued and other current liabilities	43,568	4,630	48,198
Total current liabilities	60,048	5,858	65,906
Long-term debt and capital lease obligations	339,262	201	339,463
Other long-term liabilities	3,020	1,377	4,397
Total liabilities	402,330	7,436	409,766
Total partners’ capital	287,473	69,395	356,868
Total liabilities and partners’ capital	$689,803	$76,831	$766,634

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

The following table presents the changes to previously reported amounts in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2017 included in the Partnership’s quarterly report on Form 10-Q for the quarter ended June 30, 2017:

	Three Months Ended June 30, 2017
	As	Enviva Port of	Total
	Reported	Wilmington	(Recast)
Net revenue	$126,948	$599	$127,547
Total cost of goods sold	108,761	2,455	111,216
Gross margin	18,187	(1,856)	16,331
Net income (loss)	3,859	(2,362)	1,497
Less net loss attributable to noncontrolling partners’ interests	3	1,193	1,196
Net income (loss) attributable to Enviva Partners, LP	3,862	(1,169)	2,693
Net loss attributable to general partner	—	(1,169)	(1,169)
Net income attributable to Enviva Partners, LP limited partners’ interest in net income	3,862	—	3,862

	Six Months Ended June 30, 2017
	As	Enviva Port of	Total
	Reported	Wilmington	(Recast)
Net revenue	$249,071	$919	$249,990
Total cost of goods sold	212,408	4,883	217,291
Gross margin	36,663	(3,964)	32,699
Net income (loss)	6,361	(4,909)	1,452
Less net income attributable to noncontrolling partners’ interests	36	2,479	2,515
Net income (loss) attributable to Enviva Partners, LP	6,397	(2,430)	3,967
Net income (loss) attributable to general partner	—	(2,430)	(2,430)
Net income attributable to Enviva Partners, LP limited partners’ interest in net income	6,397	—	6,397

The following table presents the changes to previously reported amounts in the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2017 included in the Partnership’s quarterly report on Form 10-Q for the quarter ended June 30, 2017:

	Six Months Ended June 30, 2017
	As	Enviva Port of	Total
	Reported	Wilmington	(Recast)
Net cash provided by (used in) operating activities	$46,697	$(539)	$46,158
Net cash used in investing activities	(10,341)	(5,571)	(15,912)
Net cash (used in) provided by financing activities	(35,741)	6,110	(29,631)
Net increase in cash, cash equivalents and restricted cash	$615	$—	$615

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

The Partnership’s primary industrial customers are located in the United Kingdom, Denmark and Belgium. The following table shows product sales to third-party customers that accounted for 10% or a greater share of consolidated product sales for each of the three months ended:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017 (Recast)	2018	2017 (Recast)
Customer A	71%	69%	55%	66%
Customer B	12%	12%	10%	15%
Customer C	16%	—%	11%	—%
Customer D	—%	10%	17%	13%

The Partnership’s cash and cash equivalents are placed in or with various financial institutions. The Partnership has not experienced any losses on such accounts.

(5) Inventory Impairment and Asset Disposal

On February 27, 2018, a fire occurred at the Chesapeake terminal, causing damage to equipment and approximately 43,000 MT of wood pellets (the “Chesapeake Terminal Event”). As part of its risk management process, the Partnership maintains certain insurance policies, which are subject to deductibles and sublimits for each covered event. When recovery of all or a portion of property damage loss or other covered expenses through insurance proceeds is probable, a receivable is recorded and the loss or expense is reduced up to the amount of the total loss or expense. No gain is recorded until all contingencies related to the insurance claim have been resolved. Income resulting from business interruption insurance is not recognized until all contingencies related to the insurance recoveries are resolved.

The Partnership believes that substantially all of the costs resulting from the Chesapeake Terminal Event are recoverable through its insurance policies and other contractual rights. Following the Chesapeake Terminal Event, the Partnership commissioned temporary storage, handling and shiploading operations at various locations, including a nearby terminal in Norfolk, Virginia, and began utilizing its Wilmington terminal to ship product from its wood pellet production plants in the Mid-Atlantic region (“business continuity activities”). Although the Chesapeake Terminal returned to operation on June 28, 2018, the Partnership expects costs associated with business continuity activities will continue through the third quarter of 2018 as the Partnership unwinds its extended logistics chain. The Partnership believes that all of its contractual obligations to its off-take customers will be met during 2018.

The Partnership recorded impairment of terminal assets of $0 and $1.1 million during the three and six months ended June 30, 2018, respectively. During the three and six months ended June 30, 2018, write-off of product, inclusive of disposal costs, was $0 and $10.7 million, respectively, which is included in cost of goods sold. Additional costs primarily related to emergency response and business continuity activities of $20.3 million and $36.9 million were incurred during the three and six months ended June 30, 2018, respectively, and are included in cost of goods sold.

As of June 30, 2018, the Partnership has received $23.3 million of insurance proceeds and has recorded $4.0 million of additional insurance recoveries in accounts receivable reflecting the insurance proceeds that are probable of receipt up to the amount of the loss recorded, in connection with the Chesapeake Terminal Event. The Partnership recorded $18.5 million and $26.3 million of insurance recoveries in cost of goods sold during the three and six months ended June 30, 2018, respectively. Of the $18.5 million and $26.3 million of insurance recoveries during the three and six months ended June 30, 2018, respectively, $13.0 million was related to business interruption activities. During the three and six months

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

ended June 30, 2018, the Partnership received and recognized $0 and $1.1 million, respectively, of insurance recoveries in other income related to lost profit on the sale of the damaged product.

(6) Property, Plant and Equipment

Property, plant and equipment consisted of the following at:

	June 30,	December 31,
	2018	2017
Land	$13,492	$13,492
Land improvements	42,962	42,962
Buildings	196,197	196,153
Machinery and equipment	414,177	413,349
Vehicles	635	635
Furniture and office equipment	6,073	5,970
Leasehold improvements	987	987
	674,523	673,548
Less accumulated depreciation	(135,615)	(117,067)
	538,908	556,481
Construction in progress	14,332	5,849
Total property, plant and equipment, net	$553,240	$562,330

Total depreciation expense was $10.0 million and $19.3 million and $9.6 million and $18.9 million for the three and six months ended June 30, 2018 and 2017, respectively.

(7) Inventories

Inventories consisted of the following at:

	June 30,	December 31,
	2018	2017
Raw materials and work-in-process	$5,529	$4,516
Consumable tooling	16,119	14,447
Finished goods	14,527	4,573
Total inventories	$36,175	$23,536

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

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

Cash Flow Hedges
Foreign Currency Exchange Risk

The Partnership is primarily exposed to fluctuations in foreign currency exchange rates related to off-take contracts that require future deliveries of wood pellets to be settled in British Pound Sterling (“GBP”) and Euro (“EUR”). The Partnership has entered and may continue to enter into foreign currency forward contracts, purchased option contracts or other instruments to partially manage this risk and has designated and may continue to designate certain of these instruments as cash flow hedges.

For qualifying cash flow hedges, the effective portion of the gain or loss on the change in fair value is initially reported as a component of accumulated other comprehensive income in partners’ capital and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss, if any, is reported in earnings in the current period. The Partnership considers its cash flow hedges to be highly effective at inception and as of June 30, 2018. Changes in fair value for derivative instruments not designated as hedging instruments are recorded in earnings.

The Partnership’s outstanding cash flow hedges at June 30, 2018 expire on dates between 2018 and 2023.
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

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

The fair values of cash flow hedging instruments included in the unaudited condensed consolidated balance sheet as of June 30, 2018 were as follows:

		Asset	Liability
	Balance Sheet Location	Derivatives	Derivatives
Derivatives designated as hedging instruments:
Forward contracts:
Foreign currency exchange forward contracts	Other long-term assets	$1,957	$—
Foreign currency exchange forward contracts	Other long-term liabilities	—	1,455
Purchased options:
Foreign currency purchased option contracts	Other long-term assets	1,755	—
Interest rate swap:
Interest rate swap	Other current assets	482	—
Interest rate swap	Other long-term assets	430	—
Total derivatives designated as hedging instruments		$4,624	$1,455

Derivatives not designated as hedging instruments:
Forward contracts:
Foreign currency exchange forward contracts	Prepaid and other current assets	$1,195	$—
Foreign currency exchange forward contracts	Other long-term assets	1,104
Foreign currency exchange forward contracts	Accrued and other current liabilities	—	352
Foreign currency exchange forward contracts	Other long-term liabilities	—	20
Purchased options:
Foreign currency purchased option contracts	Prepaid and other current assets	16	—
Foreign currency purchased option contracts	Other long-term assets	105	—
Total derivatives not designated as hedging instruments		$2,420	$372

Net gains included in “Other income (expense)” related to the change of fair market value of derivative instruments not designated as hedging instruments during the three and six months ended June 30, 2018, were $3.5 million and $3.1 million, respectively.

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

Net gains included in “Other income (expense)” related to the change of fair market value of derivative instruments not designated as hedging instruments were $0.2 million during the three and six months ended June 30, 2017.

The effects of instruments designated as cash flow hedges and the related changes in accumulated other comprehensive loss and the gains and losses recognized in earnings for the three months ended June 30, 2018 were as follows:

Amount of
		Location of	Gain (Loss)	Location of Gain	Amount of Gain
	Amount of Gain	Gain (Loss)	Reclassified from	(Loss) Recognized in	(Loss) Recognized in
	(Loss) in Other	Reclassified from	Accumulated Other	Earnings on Derivative	Earnings on Derivative
	Comprehensive	Accumulated Other	Comprehensive	(Ineffective Portion	(Ineffective Portion
	(Loss) income on	Comprehensive	(Loss) Income	and Amount	and Amount
	Derivative	(Loss) Income	into Earnings	Excluded from	Excluded from
	(Effective Portion)	(Effective Portion)	(Effective Portion)	Effectiveness Testing)	Effectiveness Testing)
Foreign currency exchange forward contracts	$3,950	Product sales	$—	Product sales	$(3)
Foreign currency exchange purchased option contracts	307	Product sales	—	Product sales	—
Interest rate swap	108	Other income (expense)	64	Other income (expense)	1

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

The effects of instruments designated as cash flow hedges and the related changes in accumulated other comprehensive loss and the gains and losses recognized in earnings for the six months ended June 30, 2018 were as follows:

Amount of
		Location of	Gain (Loss)	Location of Gain	Amount of Gain
	Amount of Gain	Gain (Loss)	Reclassified from	(Loss) Recognized in	(Loss) Recognized in
	(Loss) in Other	Reclassified from	Accumulated Other	Earnings on Derivative	Earnings on Derivative
	Comprehensive	Accumulated Other	Comprehensive	(Ineffective Portion	(Ineffective Portion
	(Loss) income on	Comprehensive	(Loss) Income	and Amount	and Amount
	Derivative	(Loss) Income	into Earnings	Excluded from	Excluded from
	(Effective Portion)	(Effective Portion)	(Effective Portion)	Effectiveness Testing)	Effectiveness Testing)
Foreign currency exchange forward contracts	$2,625	Product sales	$—	Product Sales	$(5)
Foreign currency exchange purchased option contracts	(16)	Product sales	—	Product Sales	—
Interest rate swap	428	Other income (expense)	63	Other income (expense)	1

The effects of instruments designated as cash flow hedges and the related changes in accumulated other comprehensive loss and the gains and losses recognized in earnings for the three months ended June 30, 2017 were as follows:

			Amount of
		Location of	Gain (Loss)	Location of Gain	Location of Gain
	Amount of Gain	Gain (Loss)	Reclassified from	(Loss) Recognized in	(Loss) Recognized in
	(Loss) in Other	Reclassified from	Accumulated Other	Income on Derivative	Income on Derivative
	Comprehensive	Accumulated Other	Comprehensive	(Ineffective Portion	(Ineffective Portion
	Income on	Comprehensive	Income	and Amount	and Amount
	Derivative	Income	into Income	Excluded from	Excluded from
	(Effective Portion)	(Effective Portion)	(Effective Portion)	Effectiveness Testing)	Effectiveness Testing)
Foreign currency exchange forward contracts	$(1,428)	Product Sales	$—	Product Sales	$(1)
Foreign currency exchange forward contracts	—	Other revenue	19	Other revenue	—
Foreign currency exchange purchased option contracts	(418)	Product Sales	—	Product Sales	—
Interest rate swap	(153)	Other income (expense)	(68)	Other income (expense)	(11)

The effects of instruments designated as cash flow hedges and the related changes in accumulated other comprehensive loss and the gains and losses recognized in earnings for the six months ended June 30, 2017 were as follows:

			Amount of
		Location of	Gain (Loss)	Location of Gain	Location of Gain
	Amount of Gain	Gain (Loss)	Reclassified from	(Loss) Recognized in	(Loss) Recognized in
	(Loss) in Other	Reclassified from	Accumulated Other	Earnings on Derivative	Earnings on Derivative
	Comprehensive	Accumulated Other	Comprehensive	(Ineffective Portion	(Ineffective Portion
	Income on	Comprehensive	Income	and Amount	and Amount
	Derivative	Income	into Earnings	Excluded from	Excluded from
	(Effective Portion)	(Effective Portion)	(Effective Portion)	Effectiveness Testing)	Effectiveness Testing)
Foreign currency exchange forward contracts	$(1,969)	Product sales	$—	Product sales	$—
Foreign currency exchange forward contracts	19	Other revenue	19	Other revenue	—
Foreign currency exchange purchased option contracts	(753)	Product sales	—	Product sales	—
Interest rate swap	(150)	Other income (expense)	(125)	Other income (expense)	—

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

As of June 30, 2018, the estimated net amounts of existing gains and losses in accumulated other comprehensive loss associated with derivative instruments expected to be transferred to the unaudited condensed consolidated statements of operations is a gain of $0.3 million during the next twelve months.

The Partnership enters into master netting arrangements, which are designed to permit net settlement of derivative transactions among the respective counterparties. If the Partnership had settled all transactions with its respective counterparties at June 30, 2018, the Partnership would have made a net settlement termination payment of $5.2 million, which differs insignificantly from the recorded fair value of the derivatives. The Partnership presents its derivative assets and liabilities at their gross fair values.

The notional amounts of outstanding derivative instruments associated with outstanding or unsettled derivative instruments as of June 30, 2018 were as follows:

Foreign exchange forward contracts in GBP	£71,415
Foreign exchange purchased option contracts in GBP	£39,365
Foreign exchange forward contracts in EUR	€18,460
Foreign exchange purchased option contracts in EUR	€3,000
Interest rate swap	$42,566

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

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

The carrying amount and estimated fair value of long-term debt and capital lease obligations as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Senior Notes	$352,525	$367,151	$352,224	$374,624
Other long-term debt and capital lease obligations	77,015	77,015	48,793	48,793
Total long-term debt and capital lease obligations	$429,540	$444,166	$401,017	$423,417

(10) Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations at carrying value are composed of the following:

	June 30,	December 31,
	2018	2017
Senior Notes, net of unamortized discount, premium and debt issuance of $2.5 million as of June 30, 2018 and $2.8 million as of December 31, 2017	$352,525	$352,224
Senior Secured Credit Facilities, Tranche A-1 Advances, net of unamortized discount and debt issuance costs of $0.8 million as of June 30, 2018 and $1.0 million as of December 31, 2017	37,497	39,263
Senior Secured Credit Facilities, Tranche A-3 Advances, net of unamortized discount and debt issuance costs of $0.1 million as of June 30, 2018 and December 31, 2017	4,195	4,372
Senior Secured Credit Facilities, revolving credit commitments	30,000	—
Other loans	2,019	2,023
Capital leases	3,304	3,135
Total long-term debt and capital lease obligations	429,540	401,017
Less current portion of long-term debt and capital lease obligations	(7,168)	(6,186)
Long-term debt and capital lease obligations, excluding current installments	$422,372	$394,831

Senior Notes Due 2021

On November 1, 2016, the Partnership and Enviva Partners Finance Corp. (together with the Partnership, the “Issuers”), Wilmington Trust, National Association, as trustee, and the guarantors party thereto entered into an indenture, as amended or supplemented (the “Indenture”), pursuant to which the Issuers issued $300.0 million in aggregate principal amount of 8.5% senior unsecured notes due November 1, 2021 (the “Senior Notes”) to eligible purchasers (the “Senior Notes Offering”) in a private placement under Rule 144A and Regulation S of the Securities Act of 1933, as amended (the “Securities Act”). Interest payments, which commenced on May 1, 2017, are due semi-annually in arrears on May 1 and November 1. In August 2017, holders of 100% of the Senior Notes tendered such notes in exchange for newly issued registered notes with terms substantially identical in all material respects to the Senior Notes (except that the registered notes are not subject to restrictions on transfer). The Partnership recorded $6.4 million in original issue discounts and costs associated with the issuance of the Senior Notes, which have been recorded as a deduction to long-term debt and capital lease obligations.

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

On October 10, 2017, pursuant to the Indenture, the Issuers issued and sold an additional $55.0 million in aggregate principal amount of Senior Notes to a purchaser (the “Additional Notes Purchaser”) at 106.25% of par value plus accrued interest from May 1, 2017. The additional Senior Notes have the same terms as the Senior Notes. The sale of the additional Senior Notes resulted in gross proceeds to the Issuers of approximately $60.0 million. The proceeds were used to repay borrowings under the Partnership’s revolving credit commitments under the Senior Secured Credit Facilities (the “revolving credit commitments”), which were used to fund the Wilmington Drop-Down, and for general partnership purposes.

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

As of June 30, 2018 and December 31, 2017 the Partnership was in compliance with all covenants and restrictions associated with, and no events of default existed under, the Indenture. The Partnership’s obligations under the Indenture

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

are guaranteed by certain of the Partnership’s subsidiaries and secured by liens on substantially all of the Partnership’s assets.

Senior Secured Credit Facilities

The Partnership entered into a credit agreement that governs $100.0 million in revolving credit commitments (the “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities mature in April 2020. Borrowings under the Senior Secured Credit Facilities bear interest, at the Partnership’s option, at either a base rate plus an applicable margin or at a Eurodollar rate (with a 1.00% floor for term loan borrowings) plus an applicable margin. Principal and interest are payable quarterly.

The Senior Secured Credit Facilities include a commitment fee payable on undrawn revolving credit commitments of 0.50% per annum (subject to a stepdown of 0.375% per annum if the Total Leverage Ratio is less than or equal to 2.00:1.00). Letters of credit issued under the Senior Secured Credit Facilities are subject to a fee calculated at the applicable margin for revolving credit facility Eurodollar rate borrowings. As of June 30, 2018, the Partnership had $30.0 million in revolving credit commitments outstanding and the Partnership had no amount outstanding as of December 31, 2017.

As of June 30, 2018, the Partnership had no letters of credit outstanding under the Senior Secured Credit Facilities and had a $4.0 million letter of credit outstanding as of December 31, 2017.

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

As of June 30, 2018 and December 31, 2017, the Partnership was in compliance with all covenants and restrictions associated with, and no events of default existed under, the Senior Secured Credit Facilities. The Partnership’s obligations under the Senior Secured Credit Facilities are guaranteed by certain of the Partnership’s subsidiaries and secured by liens on substantially all of its assets.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

(11) Related-Party Transactions

Related-party amounts included on the unaudited condensed consolidated statements of operations were as follows for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017 (Recast)	2018	2017 (Recast)
Other revenue	$1,072	$3,305	$2,304	$3,625
Cost of goods sold	20,912	14,369	36,051	29,651
General and administrative expenses	3,550	3,028	7,514	6,041

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

During the three and six months ended June 30, 2018, $13.8 million and $22.5 million, respectively, related to the MSA was included in cost of goods sold, and $3.5 million and $7.5 million, respectively, was included in general and administrative expenses, on the unaudited condensed consolidated statements of operations. At June 30, 2018, $2.3 million incurred under the MSA was included in finished goods inventory.

During the three and six months ended June 30, 2017, $10.8 million and $22.7 million, respectively, related to the MSA was included in cost of goods sold, and $3.0 million and $6.0 million, respectively, was included in general and administrative expenses, on the unaudited condensed consolidated statements of operations.

As of June 30, 2018 and December 31, 2017, the Partnership had $18.5 million and $19.6 million, respectively, included in related-party payables primarily related to the MSA.

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

Related-Party Indemnification

In connection with the acquisition of Sampson in December 2016 (“Sampson Drop-Down”), the First Hancock JV agreed to indemnify the Partnership, its affiliates, and its respective officers, directors, managers, counsel, agents and representatives from all costs and losses arising from certain vendor liabilities and claims related to the construction of the Sampson plant that were included in the net assets acquired. The Partnership recorded a corresponding related-party receivable from the First Hancock JV of $6.4 million for reimbursement of such indemnifiable amounts. At June 30, 2018 and December 31, 2017, the related-party receivable associated with such amounts was $1.7 million and $3.0 million, respectively.

In connection with the Wilmington Drop-Down, the First Hancock JV agreed to indemnify the Partnership, its affiliates, and its respective officers, directors, managers, counsel, agents and representatives from all costs and losses arising from certain vendor liabilities and claims related to the construction of the Wilmington terminal that were included in the net assets acquired. The Partnership recorded a corresponding related-party receivable from the First Hancock JV of $1.8 million for reimbursement of such indemnifiable amounts. At June 30, 2018 and December 31, 2017, the related-party receivable associated with such amounts was $1.3 million.

Sampson Construction Payments

Pursuant to four payment agreements between the Partnership and the First Hancock JV dated effective as of July 27, 2017, September 30, 2017, December 31, 2017 and June 30, 2018, respectively (together, the “Payment Agreements”), the First Hancock JV agreed to pay an aggregate amount of $2.9 million to the Partnership in consideration for costs incurred by the Partnership to repair or replace certain equipment at the Sampson plant following the consummation of the Sampson Drop-Down. As of June 30, 2018, $1.4 million has been received and $1.5 million is included in related-party receivables on the condensed consolidated balance sheet.

Terminal Services Agreement

In 2017, Wilmington and the sponsor entered into the Holdings TSA providing for wood pellet receipt, storage, handling and loading services by the Wilmington terminal for the sponsor. Pursuant to the Holdings TSA, which remains in effect until September 1, 2026, the sponsor agreed to deliver a minimum of 125,000 MT per quarter and pay a fixed fee on a per-ton basis for the terminal services. During the six months ended June 30, 2018, the Partnership recorded $0.8 million as terminal services revenue, which is included in “Other revenue.” During the three and six months ended June 30, 2017, the Partnership recorded $0.4 million and $0.7 million, respectively, as terminal services revenue, which is included in “Other revenue.”

On February 16, 2018, Greenwood acquired the Greenwood plant and the Holdings TSA was amended and assigned to Greenwood. The terminal services agreement provides for deficiency payments to Wilmington if quarterly minimum throughput requirements are not met. During the three and six months ended June 30, 2018, the Partnership recorded $1.1 million and $1.5 million, respectively, of deficiency fees under the Holdings TSA, which is included in “Other revenue.”

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

Enviva FiberCo, LLC

The Partnership purchases raw materials from Enviva FiberCo. Raw material purchases during the three and six months ended June 30, 2018 and 2017 from FiberCo were $1.8 million and $3.5 million and $2.3 million and $4.1 million, respectively.

Biomass Purchase Agreement – Hancock JV

On September 7, 2016, Sampson entered into a confirmation under a master biomass purchase and sale agreement (the “Biomass Purchase Agreement”) between Enviva, LP and the First Hancock JV pursuant to which Sampson agreed to sell to the sponsor 60,000 MT of wood pellets through August 31, 2017. On June 23, 2017, the sponsor satisfied its take-or-pay obligation under the agreement with a $2.7 million payment to the Partnership, which is included in “Other revenue.”

Biomass Option Agreement – Enviva Holdings, LP

On February 3, 2017, Enviva, LP entered into a master biomass purchase and sale agreement and a confirmation thereunder, which confirmation was amended on April 1, 2017, each with the sponsor (together, the “Option Contract”), pursuant to which Enviva, LP had the option to purchase certain volumes of wood pellets from the sponsor, from time to time at a price per metric ton determined by reference to a market index. The sponsor had a corresponding right to re-purchase volumes purchased by Enviva, LP pursuant to the Option Contract at a price per metric ton determined by reference to such market index at then-prevailing rates in the event that Enviva, LP purchased more than 45,000 MT of wood pellets pursuant to the Option Contract.

Pursuant to the Option Contract, Enviva, LP purchased $0 and $1.7 million of wood pellets from the sponsor during the three and six months ended June 30, 2018, respectively. During the three and six months ended June 30, 2017, Enviva, LP purchased $1.3 million and $2.9 million, respectively, of wood pellets from the sponsor. The wood pellet purchase amounts are included in cost of goods sold in the Partnership’s unaudited condensed consolidated statements of operations. The Option Contract terminated in accordance with its terms on March 2, 2018.

EVA-MGT Contracts

In January 2016 the Partnership entered into a contract with the First Hancock JV to supply 375,000 MTPY of wood pellets (the “EVA‑MGT Contract”) to MGT Teesside Limited’s Tees Renewable Energy Plant (the “Tees REP”), which is under development. As amended, the EVA‑MGT Contract commences in 2019, ramps to full supply in 2021 and continues through 2034. The EVA-MGT Contract is denominated in U.S. Dollars for commissioning volumes in 2019 and in GBP thereafter.

The Partnership entered into a second supply agreement with the First Hancock JV in connection with the Sampson Drop-Down to supply an additional 95,000 MTPY of the contracted volume to the Tees REP. The contract, which is denominated in GBP, commences in 2020 and continues through 2034.

Greenwood Contract

In connection with the Greenwood Acquisition on February 16, 2018, the Partnership entered into a contract with Greenwood to purchase wood pellets produced by the Greenwood plant (the “Greenwood Contract”). Pursuant to the Greenwood Contract, the Partnership has agreed, subject to certain conditions, to purchase production from the Greenwood plant from the acquisition date through March 2022 and has a take-or-pay obligation with respect to 550,000 MTPY of wood pellets (prorated for partial contract years) beginning in mid-2019.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

During the three and six months ended June 30, 2018, the Partnership purchased $5.2 million and $8.3 million, respectively, of wood pellets from Greenwood, which is included in cost of goods sold. As of June 30, 2018, $6.0 million is included in related-party payables for the Partnership’s wood pellet purchases under the Greenwood Contract.

Long-Term Incentive Plan Vesting

During the six months ended June 30, 2018, the Partnership paid $4.0 million to the General Partner and the Provider in connection with the settlement of performance-based phantom unit awards under the Enviva Partners, LP Long-Term Incentive Plan (“LTIP”). As of June 30, 2018, the Partnership had $2.7 million included in related-party payables related to withholding tax amounts due to the Provider associated with the vesting of time- and performance-based phantom units under the LTIP (See Note 15, Equity Based Awards).

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

As of June 30, 2018, the only periods subject to examination for federal and state income tax returns are 2015 through 2017. The Partnership believes its income tax filing positions, including its status as a pass-through entity, would be sustained on audit and does not anticipate any adjustments that would result in a material change to its consolidated balance sheet. Therefore, no reserves for uncertain tax positions or interest and penalties have been recorded. For the three and six months ended June 30, 2018 and 2017, no provision for federal or state income taxes has been recorded in the consolidated financial statements.

(13) Commitments and Contingencies

During the fourth quarter of 2016, the Partnership re-purchased a shipment of wood pellets from one customer and subsequently sold it to another customer in a purchase and sale transaction. Smoldering was observed onboard the vessel carrying the shipment, which resulted in damage to a portion of the shipment and one of the vessel’s five cargo holds (the “Shipping Event”). The disponent owner of the vessel (the “Shipowner”) had directly or indirectly chartered the vessel from certain other parties (collectively, the “Head Owners”) and in turn contracted with the Partnership’s indirectly wholly owned subsidiary, Enviva Pellets Cottondale, LLC (“Cottondale”), as the charterer of the vessel. Following the mutual appointment of arbitrators in connection with the Shipping Event, on June 8, 2017, the Shipowner submitted claims against Cottondale (the “Claims”) alleging damages of approximately $11.9 million (calculated using exchange rates as of June 30, 2018), together with other unquantified losses and damages. The Claims provide that the Shipowner would seek indemnification and other damages from Cottondale to the extent that the Shipowner is unsuccessful in its defense of claims raised by the Head Owners against it for damages arising in connection with the Shipping Event.

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

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

(14) Partners’ Capital

Common and Subordinated Units - Sponsor

On May 9, 2018, the sponsor sold to third parties all of the 1,265,453 common units held by the sponsor on such date. On May 30, 2018, all of the Partnership’s 11,905,138 previously outstanding subordinated units, which were held by the sponsor, converted into common units on a one‑for‑one basis. As of June 30, 2018, 11,905,138 common units were held by the sponsor.

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

During the three months ended June 30, 2018 and 2017, the Partnership did not sell common units under the ATM Program. During the six months ended June 30, 2018, the Partnership sold 8,408 common units under the ATM Program for net proceeds of $0.2 million, net of an insignificant amount of commissions. During the six months ended June 30, 2017, the Partnership sold 63,577 common units under the ATM Program for net proceeds of $1.7 million, net of an insignificant amount of commissions. Net proceeds from sales under the ATM Program were used for general partnership purposes.

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

						Total
						Payment to
						General
						Partner for
						Incentive
	Declaration	Record	Payment	Distribution	Total Cash	Distribution
Quarter Ended	Date	Date	Date	Per Unit	Distribution	Rights
June 30, 2017	August 2, 2017	August 15, 2017	August 29, 2017	$0.5700	$15.0	$0.7
September 30, 2017	November 2, 2017	November 15, 2017	November 29, 2017	$0.6150	$16.2	$1.1
December 31, 2017	January 31, 2018	February 15, 2018	February 28, 2018	$0.6200	$16.3	$1.1
March 31, 2018	May 3, 2018	May 15, 2018	May 29, 2018	$0.6250	$16.5	$1.3
June 30, 2018	August 1, 2018	August 15, 2018	August 29, 2018	$0.6300	$16.7	$1.4

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

The Partnership determines the amount of cash available for distribution for each quarter in accordance with the Partnership Agreement. The amount to be distributed to common unitholders, subordinated unitholders and IDR holders is based on the distribution waterfall set forth in the Partnership Agreement. Net earnings for the quarter are allocated to each class of partnership interest based on the distributions to be made. On May 30, 2018, the subordination period ended in accordance with the Partnership Agreement and the subordinated units were converted into common units on a one-for-one basis (see Note 16, Net Income per Limited Partner).

Accumulated Other Comprehensive (Loss) Income

Comprehensive (loss) income consists of two components: net (loss) income and other comprehensive (loss) income. Other comprehensive (loss) income refers to revenue, expenses and gains and losses that pursuant to GAAP are included in comprehensive (loss) income but excluded from net income (loss). The Partnership’s other comprehensive (loss) income for three and six months ended June 30, 2018 and 2017 consists of unrealized gains and losses related to derivative instruments accounted for as cash flow hedges.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

The following table presents the changes in accumulated other comprehensive loss for the six months ended June 30, 2018:

Unrealized
Losses on
Derivative
Instruments
Balance at December 31, 2017	$(3,040)
Net unrealized gain	3,037
Reclassification of net gain realized into earnings	(63)
Accumulated other comprehensive loss at June 30, 2018	$(66)

The following table presents the changes in accumulated other comprehensive loss for the six months ended June 30, 2017:

Unrealized
Losses on
Derivative
Instruments
Balance at December 31, 2016	$595
Net unrealized losses	(2,853)
Reclassification of net losses realized into earnings	106
Accumulated other comprehensive loss at June 30, 2017	$(2,152)

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

Non-controlling Interests—First Hancock JV

Wilmington was a wholly owned subsidiary of the First Hancock JV prior to the consummation of the Wilmington Drop-Down. The Partnership’s financial statements have been recast to include the financial results of Wilmington as if the consummation of the Wilmington Drop-Down had occurred on May 15, 2013, the date Wilmington was originally organized. The interests of the First Hancock JV’s third-party investors in Wilmington for periods prior to the related drop-down transactions have been reflected as a non-controlling interest in the Partnership’s financial statements. The Partnership’s unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2017 include net losses of $1.1 million and $2.4 million, respectively, attributable to the non-controlling interests in Wilmington.

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

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

(15) Equity-Based Awards

The following table summarizes information regarding phantom unit awards (the “Affiliate Grants”) to employees of the Provider who provide services to the Partnership under the LTIP:

	Time-Based		Performance-Based		Total Affiliate Grant
	Phantom Units		Phantom Units		Phantom Units
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
		Fair Value		Fair Value		Fair Value
	Units	(per unit)(1)	Units	(per unit)(1)	Units	(per unit)(1)
Nonvested December 31, 2017	595,866	$22.32	111,104	$25.52	706,970	$22.82
Granted	361,253	$29.11	141,954	$28.76	503,207	$29.01
Adjusted	—	$—	15,915	$18.19	15,915	$18.19
Forfeitures	(44,896)	$25.38	(7,125)	$28.95	(52,021)	$25.87
Vested	(170,499)	$21.84	(45,059)	$23.80	(215,558)	$22.25
Nonvested June 30, 2018	741,724	$25.55	216,789	$27.35	958,513	$25.96

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.

At June 30, 2018, $2.7 million is included in related-party payables to the Provider to satisfy the withholding tax requirements associated with 170,499 time-based phantom unit awards and 45,059 performance-based phantom unit awards that vested under the LTIP during the three months ended June 30, 2018. On December 31, 2017, 139,810 performance-based phantom unit awards vested. Upon settlement of the performance-based phantom unit awards on January 31, 2018, the Partnership paid $2.3 million to the General Partner who then acquired 81,708 common units at a market price of $28.65 per unit from a wholly owned subsidiary of the sponsor to satisfy its obligations under the LTIP. The Partnership also paid $1.7 million to the Provider to satisfy the withholding tax requirements associated with such units. The Provider recognized an additional $0.1 million in expense for the change in fair value of these awards between the vesting and settlement dates of such awards, which was allocated to the Partnership in the same manner as other corporate expenses.

The following table summarizes information regarding phantom unit awards to certain non-employee directors of the General Partner (the “Director Grants”) under the LTIP:

	Time-Based		Performance-Based		Total Director Grant
	Phantom Units		Phantom Units		Phantom Units
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
		Fair Value		Fair Value		Fair Value
	Units	(per unit)(1)	Units	(per unit)(1)	Units	(per unit)(1)
Nonvested December 31, 2017	15,840	$25.25	—	$—	15,840	$25.25
Granted	13,964	$28.65	—	$—	13,964	$28.65
Vested	(15,840)	$25.25	—	$—	(15,840)	$25.25
Nonvested June 30, 2018	13,964	$28.65	—	$—	13,964	$28.65

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.

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

Unpaid DER amounts related to the performance-based Affiliate Grants at June 30, 2018 were $1.1 million, of which $0.6 million are included in related-party accrued liabilities and $0.5 million are included in other long-term liabilities on the consolidated balance sheets. Unpaid DER amounts related to the performance-based Affiliate Grants at December 31, 2017 were $0.9 million, of which $0.7 million are included in accrued liabilities and $0.2 million are included in other long-term liabilities. DER distributions related to the time-based Affiliate Grants were $1.2 million for the six months ended June 30, 2018. DER distributions were insignificant for the three months ended June 30, 2018.

(16) Net Income (Loss) per Limited Partner Unit

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

On May 30, 2018, the requirements under the Partnership Agreement for the conversion of all of the Partnership’s subordinated units into common units were satisfied and the subordination period for such subordinated units ended. As a result, all of the Partnership’s 11,905,138 outstanding subordinated units converted into common units on a one-for-one basis. The conversion did not impact the amount of the cash distribution paid or the total number of the Partnership’s outstanding units representing limited partner interests. The Partnership’s net income was allocated to the general partner and the limited partners, including the holders of the subordinated units and IDR holders in accordance with the Partnership Agreement.

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

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

The following computation of net income (loss) per limited partner unit is as follows for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018
	Common	Subordinated	General
	Units	Units	Partner
Weighted-average common units outstanding—basic	18,597	7,804	—
Effect of nonvested phantom units	1,131	—	—
Weighted-average common units outstanding—diluted	19,728	7,804	—

	Three Months Ended June 30, 2018
	Common	Subordinated	General
	Units	Units	Partner	Total

Distributions declared	$11,750	$4,931	$1,400	$18,081
Earnings less than distributions	(10,240)	(4,297)	—	(14,537)
Net income attributable to partners	$1,510	$634	$1,400	$3,544
Weighted-average units outstanding—basic	18,597	7,804
Weighted-average units outstanding—diluted	19,728	7,804
Net income per limited partner unit—basic and diluted	$0.08	$0.08

	Six Months Ended June 30, 2018
	Common	Subordinated	General
	Units	Units	Partner
Weighted-average common units outstanding—basic	16,518	9,855	—
Effect of nonvested phantom units	—	—	—
Weighted-average common units outstanding—diluted	16,518	9,855	—

	Six Months Ended June 30, 2018
	Common	Subordinated	General
	Units	Units	Partner	Total
Distributions declared	$20,788	$12,403	$2,664	$35,855
Earnings less than distributions	(32,347)	(19,299)	—	(51,646)
Net (loss) income attributable to partners	$(11,559)	$(6,896)	$2,664	$(15,791)
Weighted-average units outstanding—basic and diluted	16,518	9,855
Net loss per limited partner unit—basic and diluted	$(0.70)	$(0.70)

	Three Months Ended June 30, 2017
	Common	Subordinated	General
	Units	Units	Partner
Weighted-average common units outstanding—basic	14,405	11,905	—
Effect of nonvested phantom units	954	—	—
Weighted-average common units outstanding—diluted	15,359	11,905	—

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

	Three Months Ended June 30, 2017
	Common	Subordinated	General
	Units	Units	Partner	Total
Distributions declared	$8,215	$6,786	$669	$15,670
Earnings less than distributions	(6,466)	(5,342)	—	(11,808)
Net income attributable to partners	$1,749	$1,444	$669	$3,862
Weighted-average units outstanding—basic	14,405	11,905
Weighted-average units outstanding—diluted	15,359	11,905
Net income per limited partner unit—basic	$0.12	$0.12
Net income per limited partner unit—diluted	$0.11	$0.12

	Six Months Ended June 30, 2017
	Common	Subordinated	General
	Units	Units	Partner
Weighted-average common units outstanding—basic	14,392	11,905	—
Effect of nonvested phantom units	883	—	—
Weighted-average common units outstanding—diluted	15,275	11,905	—

	Six Months Ended June 30, 2017
	Common	Subordinated	General
	Units	Units	Partner	Total
Distributions declared	$16,214	$13,393	$1,206	$30,813
Earnings less than distributions	(13,371)	(11,045)	—	(24,416)
Net income attributable to partners	$2,843	$2,348	$1,206	$6,397
Weighted-average units outstanding—basic	14,392	11,905
Weighted-average units outstanding—diluted	15,275	11,905
Net income per limited partner unit—basic	$0.20	$0.20
Net income per limited partner unit—diluted	$0.19	$0.20

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

Business Overview

We are the world’s largest supplier by production capacity of utility‑grade wood pellets to major power generators. We own and operate six industrial‑scale production plants in the Southeastern United States that have a combined wood pellet production capacity of 2.9 million metric tons per year (“MTPY”). We also own dry-bulk, deep‑water marine terminal assets at the Port of Chesapeake (the “Chesapeake terminal”) and the Port of Wilmington, North Carolina (the “Wilmington terminal”). All of our facilities are located in geographic regions with low input costs and favorable transportation logistics. Owning these cost‑advantaged assets, the output from which is fully contracted, in a rapidly expanding industry provides us with a platform to generate stable and growing cash flows that should enable us to increase our per‑unit cash distributions over time, which is our primary business objective.

Our sales strategy is to fully contract the production capacity of the Partnership. During 2018, contracted volumes under our existing off‑take contracts are approximately equal to the full production capacity of our production plants. Our off‑take contracts provide for sales of 2.9 million metric tons (“MT”) of wood pellets in 2018 and have a weighted‑average remaining term of 9.0 years from July 1, 2018. We intend to continue expanding our business by taking advantage of the growing demand for our product that is driven by the conversion of coal‑fired power generation and combined heat and power plants to co‑fired or dedicated biomass‑fired plants, principally in Europe and, increasingly, in South Korea and Japan.

Inventory Impairment and Asset Disposal

On February 27, 2018, a fire occurred at the Chesapeake terminal, causing damage to equipment and approximately 43,000 MT of wood pellets (the “Chesapeake Terminal Event”). In order to continue to meet our contractual obligations to our customers, we commissioned temporary wood pellet storage, handling and ship loading operations (“business continuity activities”) at nearby locations. The wood pellets from our production plants in the Mid-Atlantic region have been delivered to such temporary locations as well as to the Wilmington terminal which increased our distribution costs. Although we incurred incremental costs from the extended logistics chain, our arrangements provided a durable solution as we worked to return the Chesapeake terminal back into operation. The Chesapeake Terminal returned to operation on June 28, 2018.

We incurred costs of the Chesapeake Terminal Event, including emergency response costs, inventory and asset write-offs, and inventory disposal. During the three and six months ended June 30, 2018, we have incurred costs related to the value of lost inventory, inclusive of disposal costs, of $0 and $10.7 million, respectively, and emergency response costs of $1.8 million and $12.4 million, respectively. Amounts associated with replacing or repairing damaged assets were $7.5 million and $9.4 million during the three and six months ended June 30, 2018, respectively. We believe that substantially all of the costs resulting from the Chesapeake Terminal Event are recoverable through insurance or other contractual rights. The costs related to the Chesapeake Terminal Event, which are included in our financial results as a reduction of net income, have been added back in our calculation of adjusted EBITDA. Our adjusted EBITDA calculation during the three and six months ended June 30, 2018, included an addback of $4.7 million of costs, offset by $5.5 million of insurance recoveries and $28.0 million of costs, offset by $12.1 million of insurance recoveries, respectively, in our calculation of adjusted EBITDA.

Business continuity activities have also reduced adjusted EBITDA during the three and six months ended June 30, 2018. The incremental costs of our extended logistics chain were $15.6 million, offset by $13.0 million of insurance recoveries and $19.6 million, offset by $13.0 million of insurance recoveries for the three and six months ended June 30, 2018, respectively. We expect substantially all of these operational costs to be recoverable under our insurance policies or other contractual rights, but the timing of such costs and their associated recovery will not occur simultaneously. Given the timing mismatch, our reported adjusted EBITDA for the first two quarters of 2018 includes variability that does not reflect the underlying ratable performance of the business, and our quarterly distribution coverage ratios are not comparable to those for previously reported periods or our targets for the full year.

As of June 30, 2018, we have recognized approximately $27.3 million of insurance recoveries related to the Chesapeake Terminal Event including $4.0 million in accounts receivable. We expect to recognize additional recoveries of approximately $24.0 million through insurance or other contractual rights for costs incurred through June 30, 2018.

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

The following tables present a reconciliation of each of adjusted gross margin per metric ton, adjusted EBITDA and distributable cash flow to the most directly comparable GAAP financial measure for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017 (Recast)	2018	2017 (Recast)
	(in thousands, except per metric ton)
Reconciliation of gross margin to adjusted gross margin per metric ton:
Metric tons sold	699	628	1,347	1,251
Gross margin	$16,316	$16,331	$11,775	$32,699
Loss on disposal of assets	244	2,005	244	2,005
Depreciation and amortization	9,818	10,039	19,122	19,397
Adjusted gross margin	$26,378	$28,375	$31,141	$54,101
Adjusted gross margin per metric ton	$37.74	$45.18	$23.12	$43.25

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017 (Recast)	2018	2017 (Recast)
	(in thousands)
Reconciliation of adjusted EBITDA and distributable cash flow to net income (loss):
Net income (loss)	$3,544	$1,497	$(15,791)	$1,452
Add:
Depreciation and amortization	10,031	10,044	19,439	19,406
Interest expense	9,047	7,710	17,692	15,417
Non-cash unit compensation expense	2,480	1,566	3,823	3,280
Asset impairments and disposals	244	1,981	244	2,005
Changes in the fair value of derivative instruments	(3,463)	—	(2,694)	—
Chesapeake Terminal Event, net	(804)	—	15,786	—
Transaction expenses	(7)	551	146	3,083
Adjusted EBITDA	21,072	23,349	38,645	44,643
Less:
Interest expense, net of amortization of debt issuance costs, debt premium and original issue discount	8,772	7,323	17,145	14,648
Maintenance capital expenditures	1,226	1,561	1,614	2,013
Distributable cash flow attributable to Enviva Partners, LP	11,074	14,465	19,886	27,982
Less: Distributable cash flow attributable to incentive distribution rights	1,400	669	2,664	1,206
Distributable cash flow attributable to Enviva Partners, LP limited partners	$9,674	$13,796	$17,222	$26,776

Factors Impacting Comparability of Our Financial Results

Our future results of operations and cash flows may not be comparable to our historical consolidated results of operations and cash flows, principally for the following reasons:

Our sponsor contributed its interest in Wilmington to us on October 2, 2017. Our unaudited condensed consolidated financial statements have been retroactively recast to reflect the contribution of our sponsor’s interest in Wilmington as if the contributions had occurred on May 15, 2013, the date Wilmington was originally organized. The recast amounts for the three and six months ended June 30, 2017 primarily include expenses associated with the initial ramp of the Wilmington terminal and minimal terminal services revenues.

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

The sale of the additional Senior Notes at a purchase price of $58.4 million resulted in gross proceeds of approximately $60.0 million, after including accrued interest of $2.1 million and deducting estimated expenses of approximately $0.5 million. The proceeds were used to repay borrowings on our revolving credit commitments under the Senior Secured Credit Facilities (the “revolving credit commitments”), which were used to fund the Wilmington Drop-Down, and for general partnership purposes.

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

We adopted a new revenue recognition standard, ASC 606, Revenue from Contracts with Customers, on January 1, 2018. Upon adoption of Financial Accounting Standards Board Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), our off-take contracts will continue to be classified as “Product sales.” However, the adoption of ASC 606 impacted the basis of presentation in certain arrangements where in which we purchase shipments of product from third-party suppliers and resell them in back-to-back transactions to customers (“purchase and sale transactions”). Prior to the adoption of ASC 606, we reported revenue from purchase and sale transactions net of costs paid to third-party suppliers, which was classified as “Other revenue.” Subsequent to the adoption of ASC 606, we recognize revenue on a gross basis in “Products sales” when we determine that we act as a principal and control the wood pellets before they are transferred to the customer. Recoveries from customers for certain costs incurred at the discharge port under our off-take contracts were reported in “Product sales” prior to the adoption of ASC 606. Under ASC 606, these recoveries are not considered a part of the transaction price, and therefore are excluded from “Product sales” and included as an offset to “Cost of goods sold.” Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, whereas prior comparative reporting periods have not been adjusted and continue to be reported under the accounting standards in effect for such periods. We did not have a transition adjustment as a result of adopting ASC 606.

We have incurred costs associated with the Chesapeake Terminal Event. During the three and six months ended June 30, 2018, we incurred a total of $20.3 million and $48.6 million, respectively, of expenses related to the Chesapeake Terminal Event.

Costs included in cost of goods sold of $20.3 million and $36.8 million, respectively, were incurred during the three and six months ended June 30, 2018 and primarily consist of costs related to emergency response and temporary storage, handling and shiploading operations. During the six months ended June 30, 2018, we incurred a $1.1 million impairment of terminal assets and a $10.7 million write-off of product, inclusive of disposal costs, which are included in cost of goods sold. As of June 30, 2018, we have received $23.3 million of insurance recoveries and recorded $4.0 million of additional insurance recoveries in accounts receivable reflecting insurance proceeds that are probable of receipt up to the amount of the loss recorded and subsequently received in July 2018. We recorded $26.2 million of insurance recoveries in cost of goods sold and recognized $1.1 million of insurance recoveries in other income related to lost profit on the sale of the damaged product during the six months ended June 30, 2018.

We expect substantially all of these operational costs to be recoverable under our insurance policies and other contractual rights, but the timing of such costs and the associated insurance recoveries will likely not match, which would result in fluctuations of amounts in cost of goods sold from period to period. Given this potential timing mismatch, our results of operations and cash flows, as well as our non-GAAP financial measures, may not be comparable to those for previously reported periods.

How We Generate Revenue

Overview

We primarily earn revenue by supplying wood pellets to our customers under off-take contracts, the majority of the commitments under which are long-term in nature. We refer to the structure of our off-take contracts as “take-or-pay” because they include a firm obligation of the customer to take a fixed quantity of product at a stated price and provisions that ensure we will be compensated in the case of a customer’s failure to accept all or a part of the contracted volumes or termination of a contract by a customer. Each of our long-term off-take contracts defines the annual volume of wood pellets that a customer is required to purchase and we are required to sell, the fixed price per metric ton for product satisfying a base net calorific value and other technical specifications. These prices are fixed for the entire term, and are subject to adjustments which may include annual inflation-based adjustments or price escalators, price adjustments for product specifications, as well as, in some instances, price adjustments due to changes in underlying indices. In addition to sales of our product under these long-term, off-take contracts, we routinely sell wood pellets under shorter-term contracts, which range in volume and tenor and, in some cases, may include only one specific shipment. Because each of our off-take contracts is a bilaterally negotiated agreement, our revenue over the duration of such contracts does not generally follow observable current market pricing trends. Our performance obligations under these contracts include the delivery of wood pellets, and are aggregated into metric tons. We account for each metric ton as a single performance obligation. Our revenue from the sale of wood pellets we produce is recognized as “Product sales” upon satisfaction of the performance obligation when control transfers to the customer at the time of loading wood pellets onto a ship.

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

Contracted Backlog

As of July 1, 2018, we had approximately $5.8 billion of product sales backlog for firm contracted product sales to power generators. Backlog represents the revenue to be recognized under existing contracts assuming deliveries occur as specified in the contracts. Contracted future product sales denominated in foreign currencies, excluding revenue hedged with foreign currency forward contracts, are included in U.S. Dollars at July 2, 2018 forward rates.

Following our adoption of ASC 606, our expected future product sales revenue under our contracted backlog as of July 1, 2018 is as follows (in millions):

Period from July 1, 2018 to December 31, 2018	$333
Year ending December 31, 2019	609
Year ending December 31, 2020 and thereafter	4,827
Total product sales contracted backlog	$5,769

Costs of Conducting Our Business

Cost of Goods Sold

Cost of goods sold includes the cost to produce and deliver wood pellets to customers, reimbursable shipping related costs associated with specific off-take contracts with CIF or CFR shipping terms and costs associated with purchase and sale transactions. The principal expenses incurred to produce and deliver our wood pellets consist of raw material, production and distribution costs.

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

Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

	Three Months Ended
	June 30,
	2018	2017 (Recast)	Change
	(in thousands)
Product sales	$129,674	$121,673	$8,001
Other revenue (1)	2,427	5,874	(3,447)
Net revenue	132,101	127,547	4,554
Cost of goods sold, excluding depreciation and amortization (1)	105,723	99,172	6,551
Loss on disposal of assets	244	2,005	(1,761)
Depreciation and amortization	9,818	10,039	(221)
Total cost of goods sold	115,785	111,216	4,569
Gross margin	16,316	16,331	(15)
General and administrative expenses (1)	7,287	6,870	417
Income from operations	9,029	9,461	(432)
Interest expense	(9,047)	(7,710)	1,337
Other income	3,562	(254)	(3,816)
Net income	3,544	1,497	2,047
Less net loss attributable to noncontrolling partners’ interests	—	1,196	(1,196)
Net income attributable to Enviva Partners, LP	$3,544	$2,693	$851
(1) See Note 11, Related-Party Transactions

Product sales

Revenue related to product sales for wood pellets produced or procured by us increased to $129.7 million for the three months ended June 30, 2018 from $121.7 million for the three months ended June 30, 2017. The $8.0 million, or 7%, increase was primarily attributable to an 11% increase in sales volumes during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The increase in product sales was partially offset by a decrease in pricing during the three months ended June 30, 2018 due primarily to customer contract mix.

Other revenue

Other revenue decreased by $3.4 million during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. During the three months ended June 30, 2018, other revenue consisted primarily of $1.2 million in fees received from a customer requesting scheduling accommodations and $1.1 million of deficiencies fees under a terminal services agreement (see Note 11, Related-Party Transactions). During the three months ended June 30, 2017, other revenue consisted primarily of a $2.7 million payment under a take-or-pay obligation received from a related-party (see Note 11, Related-Party Transactions) and $1.9 million related to purchase and sale transactions.

Cost of goods sold

Cost of goods sold increased to $115.8 million for the three months ended June 30, 2018 from $111.2 million for the three months ended June 30, 2017. The $4.6 million, or 4%, increase was primarily attributable to an increase in our sales volumes and costs associated with the Chesapeake Terminal Event, net of insurance recoveries.

Gross margin

Gross margin remained consistent at $16.3 million for the three months ended June 30, 2018 and June 30, 2017. Gross margin was impacted by the following factors during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017:

•	Lower production costs of our wood pellets primarily from increased plant utilization and other costs, increased gross margin by $6.3 million.
•	An 11% increase in sales volumes increased gross margin by $2.5 million.
•	Lower loss on asset disposals increased gross margin by $1.8 million.
•	Lower pricing, primarily driven by customer contract mix, decreased gross margin by $5.8 million.
•	Lower other revenue decreased gross margin by $3.4 million, primarily due to a $2.7 million payment received during the three months ended June 30, 2017 as described above.
•

Expenses incurred related to the Chesapeake Terminal Event decreased gross margin by $1.4 million. During the three months ended June 30, 2018, we incurred $15.6 million of costs, offset by $13.0 million of insurance recoveries, related to business continuity activities. We also incurred $1.8 million of incremental emergency response expenses and $2.9 million of repair costs, offset by $5.5 million of insurance recoveries.

Adjusted gross margin per metric ton

	Three Months Ended
	June 30,
	2018	2017 (Recast)	Change
	(in thousands except per metric ton)
Metric tons sold	699	628	71
Gross margin	$16,316	$16,331	$(15)
Loss on disposal of assets	244	2,005	(1,761)
Depreciation and amortization	9,818	10,039	(221)
Adjusted gross margin	$26,378	$28,375	$(1,997)
Adjusted gross margin per metric ton	$37.74	$45.18	$(7.45)

We earned an adjusted gross margin of $26.4 million, or $37.74 per MT, for the three months ended June 30, 2018.  Excluding the costs and recoveries associated with the Chesapeake Terminal Event, we would have earned adjusted gross margin of $28.2 million, or $40.40 per MT. Adjusted gross margin was $28.4 million, or $45.18 per MT, for the three months ended June 30, 2017. Adjusting for the impact of ASC 606 for comparison purposes, adjusted gross margin per metric ton would have been $42.35 per MT for the three months ended June 30, 2017. The factors impacting the change in adjusted gross margin are described above under the heading “Gross margin.”

General and administrative expenses

General and administrative expenses were $7.3 million for the three months ended June 30, 2018 and $6.9 million for the three months ended June 30, 2017.

During the three months ended June 30, 2018, general and administrative expenses included allocated expenses of $3.4 million that were incurred under the MSA, $1.4 million of direct expenses and $2.5 million of non‑cash unit compensation expense associated with unit‑based awards under the Enviva Partners, LP Long-Term Incentive Plan (the “LTIP”).

During the three months ended June 30, 2017, general and administrative expenses included allocated expenses of $3.0 million that were incurred under the MSA, $1.6 million of direct expenses, $1.6 million of non-cash unit compensation associated with unit-based awards under the LTIP and $0.7 million of expenses associated with the cessation of operations of the wood pellet production plant owned by Wiggins and other costs.

Interest expense

We incurred $9.0 million of interest expense during the three months ended June 30, 2018 and $7.7 million of interest expense during the three months ended June 30, 2017. The increase in interest expense was primarily attributable to the incremental interest payable on the Senior Notes issued in October 2017 primarily to fund the Wilmington Drop-Down. Please read “—Senior Notes Due 2021” below.

Adjusted EBITDA

	Three Months Ended
	June 30,
	2018	2017 (Recast)	Change
	(in thousands)
Reconciliation of adjusted EBITDA to net loss:
Net income	$3,544	$1,497	$2,047
Add:
Depreciation and amortization	10,031	10,044	(13)
Interest expense	9,047	7,710	1,337
Non-cash unit compensation expense	2,480	1,566	914
Asset impairments and disposals	244	1,981	(1,737)
Changes in the fair value of derivative instruments	(3,463)	—	(3,463)
Chesapeake Terminal Event, net	(804)	—	(804)
Transaction expenses	(7)	551	(558)
Adjusted EBITDA	$21,072	$23,349	$(2,277)

We generated adjusted EBITDA of $21.1 million for the three months ended June 30, 2018 compared to adjusted EBITDA of $23.3 million for the three months ended June 30, 2017. The $2.2 million decrease was primarily attributable to the factors described above under the heading “Gross margin,” including the $2.6 million of expenses incurred, net of insurance recoveries, related to business continuity activities following the Chesapeake Terminal Event. Excluding the costs and recoveries associated with the Chesapeake Terminal Event, we would have earned Adjusted EBITDA of $23.7 million during the three months ended June 30, 2018. Distributable Cash Flow

The following is a reconciliation of adjusted EBITDA to distributable cash flow:

	Three Months Ended
	June 30,
	2018	2017 (Recast)	Change
	(in thousands)
Adjusted EBITDA	$21,072	$23,349	$(2,277)
Less:
Interest expense, net of amortization of debt issuance costs, debt premium and original issue discount	8,772	7,323	1,449
Maintenance capital expenditures	1,226	1,561	(335)
Distributable cash flow attributable to Enviva Partners, LP	11,074	14,465	(3,391)
Less: Distributable cash flow attributable to incentive distribution rights	1,400	669	731
Distributable cash flow attributable to Enviva Partners, LP limited partners	$9,674	$13,796	$(4,122)

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

	Six Months Ended
	June 30,
	2018	2017 (Recast)	Change
	(in thousands)
Product sales	$252,472	$240,720	$11,752
Other revenue (1)	5,430	9,270	(3,840)
Net revenue	257,902	249,990	7,912
Cost of goods sold, excluding depreciation and amortization (1)	226,761	195,889	30,872
Loss on disposal of assets	244	2,005	(1,761)
Depreciation and amortization	19,122	19,397	(275)
Total cost of goods sold	246,127	217,291	28,836
Gross margin	11,775	32,699	(20,924)
General and administrative expenses (1)	14,091	15,633	(1,542)
(Loss) income from operations	(2,316)	17,066	(19,382)
Interest expense	(17,692)	(15,417)	2,275
Other income (expense)	4,217	(197)	(4,414)
Net (loss) income	(15,791)	1,452	(17,243)
Less net loss attributable to noncontrolling partners’ interests	—	2,515	(2,515)
Net (loss) income attributable to Enviva Partners, LP	$(15,791)	$3,967	$(19,758)
(1) See Note 11, Related-Party Transactions

Product sales

Revenue related to product sales for wood pellets produced or procured by us increased to $252.5 million for the six months ended June 30, 2018 from $240.7 million for the six months ended June 30, 2017. The $11.8 million, or 5%, increase was primarily attributable to an 8% increase in sales volumes partially offset by a decrease in pricing due primarily to customer contract mix. The increase in product sales is also attributable to the adoption of ASC 606, which resulted in purchase and sale transactions being recorded on a gross basis in product sales during the six months ended June 30, 2018, compared to on a net basis in other revenue during the six months ended June 30, 2017 (see Note 2, Significant Accounting Policies).

Other revenue

Other revenue decreased by $3.8 million during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The decrease was primarily driven by a $2.7 million payment under a take-or-pay obligation received from a related-party during the six months ended June 30, 2017 (see Note 11, Related-Party Transactions) and the adoption of ASC 606. Under ASC 606, we act as the principal in certain purchase and sale transactions and we recorded revenue on a gross basis in product sales as compared to a net basis in other revenue under the previous standard.

Cost of goods sold

Cost of goods sold increased to $246.1 million for the six months ended June 30, 2018 from $217.3 million for the six months ended June 30, 2017. The $28.8 million increase was primarily attributable to $22.4 million in expenses related to the Chesapeake Terminal Event, an increase in our sales volumes and $8.7 million attributable to the adoption of ASC 606, which resulted in all costs from our purchase and sale transactions to be recorded in cost of goods sold compared to recorded on a net basis in other revenue during the six months ended June 30, 2017.

Gross margin

Gross margin was $11.8 million for the six months ended June 30, 2018 and $32.7 million for the six months ended June 30, 2017. The $20.9 million decrease in gross margin was primarily attributable to the following:

•

Expenses incurred related to the Chesapeake Terminal Event decreased gross margin by $22.4 million. During the six months ended June 30, 2018, we incurred $19.6 million of costs, offset by $13.0 million of insurance recoveries, related to business continuity activities. The Chesapeake Terminal Event also resulted in $12.4 million of emergency response expenses, $6.0 million of asset disposal and repair costs, partially offset by $5.3 million of insurance recoveries, and $10.7 million related to the disposal of approximately 43,000 MT of inventory, partially offset by $8.0 million of cargo insurance recoveries.

•	A $3.8 million decrease in other revenues as described above.
•	Lower pricing, primarily driven by customer contract mix, decreased gross margin by $3.1 million.

Offsetting the above were:

•	Lower production costs of our wood pellets, primarily from increased plant utilization, increased gross margin by $4.2 million.
•

An increase in sales volumes increased gross margin by $1.5 million. Excluding the impact of ASC 606, we would have sold 1,295,000 MT during the six months ended June 30, 2018, or approximately 44,000 MT more than the comparable prior-year period.

•	Lower loss on asset disposals increased gross margin by $1.8 million.

Adjusted gross margin per metric ton

	Six Months Ended
	June 30,
	2018	2017 (Recast)	Change
	(in thousands except per metric ton)
Metric tons sold	1,347	1,251	96
Gross margin	$11,775	$32,699	$(20,924)
Loss on disposal of assets	244	2,005	(1,761)
Depreciation and amortization	19,122	19,397	(275)
Adjusted gross margin	$31,141	$54,101	$(22,960)
Adjusted gross margin per metric ton	$23.12	$43.25	$(20.13)

We earned an adjusted gross margin of $31.1 million, or $23.12 per MT, for the six months ended June 30, 2018.  Excluding the costs and recoveries associated with the Chesapeake Terminal Event, we would have earned adjusted gross margin of $53.5 million, or $39.74 per MT. Adjusted gross margin was $54.1 million, or $43.25 per MT, for the six months ended June 30, 2017. Adjusting for the impact of ASC 606 for comparison purposes, adjusted gross margin per metric ton would have been $40.46 per MT for the six months ended June 30, 2017. The factors impacting the change in adjusted gross margin are described above under the heading “Gross margin.”

General and administrative expenses

General and administrative expenses were $14.1 million for the six months ended June 30, 2018 and $15.6 million for the six months ended June 30, 2017.

During the six months ended June 30, 2018, general and administrative expenses included allocated expenses of $7.3 million that were incurred under the MSA, $3.0 million of direct and other expenses and $3.8 million of non‑cash unit compensation expense associated with the grant of unit‑based awards under the LTIP.

During the six months ended June 30, 2017, general and administrative expenses included allocated expenses of $6.0 million that were incurred under the MSA, $3.3 million of direct and other expenses, $3.3 million of non-cash unit compensation associated with unit-based awards under the LTIP, $1.6 million related to transaction expenses on consummated and unconsummated transactions and $1.4 million of expenses associated with the cessation of operations of the wood pellet production plant owned by Wiggins.

Interest expense

We incurred $17.7 million of interest expense during the six months ended June 30, 2018 and $15.4 million of interest expense during the six months ended June 30, 2017. The increase in interest expense was primarily attributable to the incremental interest payable on the Senior Notes issued in October 2017 primarily to fund the Wilmington Drop-Down. Please read “—Senior Notes Due 2021” below.

Adjusted EBITDA

	Six Months Ended
	June 30,
	2018	2017 (Recast)	Change
	(in thousands)
Reconciliation of adjusted EBITDA to net (loss) income:
Net (loss) income	$(15,791)	$1,452	$(17,243)
Add:
Depreciation and amortization	19,439	19,406	33
Interest expense	17,692	15,417	2,275
Non-cash unit compensation expense	3,823	3,280	543
Asset impairments and disposals	244	2,005	(1,761)
Changes in the fair value of derivative instruments	(2,694)	—	(2,694)
Chesapeake Terminal Event, net	15,786	—	15,786
Transaction expenses	146	3,083	(2,937)
Adjusted EBITDA	$38,645	$44,643	$(5,998)

We generated adjusted EBITDA of $38.6 million for the six months ended June 30, 2018 compared to adjusted EBITDA of $44.6 million for the six months ended June 30, 2017. The $6.0 million decrease was primarily attributable to the factors described above under the heading “Gross margin,” including the expenses incurred, net of insurance recoveries, related to business continuity activities following the Chesapeake Terminal Event. Excluding the costs and recoveries associated with the Chesapeake Terminal Event, we would have earned adjusted EBITDA of $45.3 million during the six months ended June 30, 2018.

Distributable Cash Flow

The following is a reconciliation of adjusted EBITDA to distributable cash flow:

	Six Months Ended
	June 30,
	2018	2017 (Recast)	Change
	(in thousands)
Adjusted EBITDA	$38,645	$44,643	$(5,998)
Less:
Interest expense, net of amortization of debt issuance costs, debt premium costs and original issue discount	17,145	14,648	2,497
Maintenance capital expenditures	1,614	2,013	(399)
Distributable cash flow to Enviva Partners, LP limited partners	19,886	27,982	(8,096)
Less: Distributable cash flow attributable to incentive distribution rights	2,664	1,206	1,458
Distributable cash flow attributable to Enviva Partners, LP limited partners	$17,222	$26,776	$(9,554)

Liquidity and Capital Resources

Overview

We expect our sources of liquidity to include cash and cash equivalent balances, cash generated from operations, borrowings under our revolving credit commitments and, from time to time, debt and equity offerings, including under our ATM Program. We operate in a capital‑intensive industry, and our primary liquidity needs are to fund working capital, service our debt, maintain cash reserves, finance maintenance capital expenditures and pay distributions. We believe cash generated from our operations will be sufficient to meet the short‑term working capital requirements of our business. However, future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors beyond our control.

Our minimum quarterly distribution is $0.4125 per common and subordinated unit per quarter, which equates to approximately $10.9 million per quarter, or approximately $43.7 million per year, based on the number of common units outstanding as of June 30, 2018, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses. Because it is our intent to distribute at least the minimum quarterly distribution on all of our units on a quarterly basis, we expect that we will rely upon external financing sources, including bank borrowings and the issuance of debt and equity securities, to fund future acquisitions and expansions.

Non‑cash Working Capital

Non‑cash working capital is the amount by which current assets, excluding cash, exceed current liabilities, and is a measure of our ability to pay our liabilities as they become due. Our non‑cash working capital was $1.8 million at June 30, 2018 and $34.6 million at December 31, 2017. The primary components of changes in non‑cash working capital were the following:

Accounts receivable, net and related‑party receivables

A decrease in accounts receivable, net of allowance for doubtful accounts and related‑party receivables, decreased non‑cash working capital by $33.9 million during the six months ended June 30, 2018 as compared to December 31, 2017, primarily due to the timing, volume and size of product shipments. Related‑party receivables at June 30, 2018 and December 31, 2017 included $3.0 million and $4.9 million, respectively, due from the First Hancock JV related to the Sampson Drop-Down and the Wilmington Drop-Down.

Inventories

Our inventories consist of raw materials, work‑in‑process, consumable tooling and finished goods. An increase in inventory increased non-cash working capital by $12.6 million at June 30, 2018 compared to December 31, 2017. The increase was primarily attributable to a $9.9 million increase in finished goods inventory due to the timing, volume and size of product shipments primarily attributable to the Chesapeake Terminal Event. In addition, we had a $1.0 million increase in raw material inventory and a $1.7 million increase in consumable tooling inventories to support the reliability of our planned production levels.

Accounts payable, related‑party payables, accrued liabilities and related‑party accrued liabilities

An increase in accounts payable, related‑party payables and accrued liabilities at June 30, 2018 as compared to December 31, 2017 decreased non‑cash working capital by $12.3 million and was primarily attributable to an increase in shipping and trading sales liabilities due to timing and volume of product shipments as well as an increase of $15.7 million in liabilities due primarily to the Chesapeake Terminal Event. Related‑party payables at June 30, 2018 consisted of $18.5 million related to the MSA compared to $19.6 million at December 31, 2017.

Cash Flows

The following table sets forth a summary of our net cash flows from operating, investing and financing activities for the six months ended June 30, 2018 and 2017, respectively:

	Six Months Ended
	June 30,
	2018	2017 (Recast)
	(in thousands)
Net cash provided by operating activities	$31,233	$46,158
Net cash used in investing activities	(4,749)	(15,912)
Net cash used in financing activities	(13,218)	(29,631)
Net increase in cash and cash equivalents	$13,266	$615

Cash Provided by Operating Activities

Net cash provided by operating activities was $31.2 million for the six months ended June 30, 2018 compared to $46.2 million for the six months ended June 30, 2017. The decrease of $15.0 million was primarily attributable to the following:

•

A decrease in net income, excluding depreciation and amortization, of $17.2 million during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The decrease in net income, excluding depreciation and amortization, is primarily attributable to the Chesapeake Terminal Event (see Note 5, Inventory Impairment and Asset Disposal).

•

A $13.1 million decrease in cash flows provided by operating activities related to an increase in inventories during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The increase during the six months ended June 30, 2018 was primarily attributable to the timing and size of product shipments.

Offsetting the above was:

•

A $12.2 million increase in cash flows provided by operating activities related to a decrease in accounts receivable and related-party receivables during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. This increase during the six months ended June 30, 2018 was primarily attributable to the timing, volume and size of product shipments.

•

A $8.1 million increase in cash flows provided by operating activities related to an increase in accounts payable, related-party payables, accrued liabilities and other current liabilities during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase during the six months ended June 30, 2018 was primarily attributable to accrued expenses associated with the Chesapeake Terminal Event.

Cash Used in Investing Activities

Net cash used in investing activities was $4.7 million for the six months ended June 30, 2018 compared to $15.9 million for the six months ended June 30, 2017. The six months ended June 30, 2017 include purchases of property, plant and equipment related to the completion of both the Sampson Plant and the Wilmington Terminal. The $4.7 million of cash used for property, plant and equipment during the six months ended June 30, 2018 includes approximately $3.7 million related to projects intended to increase the production capacity of our plants, $1.6 million of capital expenditures to maintain operations and $0.5 million of capital expenditures associated with the rebuilding of the Port of Chesapeake, offset by $1.1 million of insurance recoveries received.

Cash Used in Financing Activities

Net cash used in financing activities was $13.2 million for the six months ended June 30, 2018 compared to net cash used in financing activities of $29.6 million for the six months ended June 30, 2017. Net cash used in financing activities for the six months ended June 30, 2018 primarily consisted of $36.5 million of distributions paid to our unitholders, $2.3 million paid to the General Partner to purchase performance-based phantom units for the LTIP and  $1.7 million paid to satisfy the withholding tax requirements associated with the LTIP vesting. The net cash used in financing activities was offset by $30.0 million of revolver borrowings, net, during the six months ended June 30, 2018.

Net cash used in financing activities for the six months ended June 30, 2017 primarily consisted of $18.9 million of repayments for our debt and capital lease obligations and $30.0 million of distributions paid to our unitholders, partially offset by $6.1 million in capital contributions made by the First Hancock JV prior to the Wilmington Drop-Down and $10.0 million in proceeds from borrowings under our Senior Secured Credit Facilities.

Senior Notes Due 2021

On November 1, 2016, we and our wholly owned subsidiary, Enviva Partners Finance Corp. (together, the “Issuers”), Wilmington Trust, National Association, as trustee, and the guarantors thereto entered into an indenture, as amended or supplemented (the “Indenture”), pursuant to which the Issuers issued $300.0 million in aggregate principal amount of 8.5% senior unsecured notes due November 1, 2021 (the “Senior Notes”) to eligible purchasers (the “Senior Notes Offering”) in a private placement under Rule 144A and Regulations S of the Securities Act of 1933, as amended (the “Securities Act”).  Interest payments commenced on May 1, 2017 and are due semi-annually in arrears on May 1 and November 1. In August 2017, holders of 100% of the Senior Notes tendered such notes in exchange for newly issued registered notes with terms substantially identical in all material respects to the Senior Notes (except that the registered notes are not subject to restrictions on transfer). The Partnership recorded $6.4 million in original issue discounts and costs associated with the issuance of Senior Notes, which have been recorded as a deduction to long-term debt and capital lease obligations.

The Partnership used $139.6 million of the net proceeds from the Senior Notes, together with cash on hand, to pay a portion of the purchase price for Enviva Pellets Sampson, LLC in December 2016 and $159.8 million to repay borrowings, including accrued interest, under the Senior Secured Credit Facilities.

On October 10, 2017, pursuant to the Indenture, the Issuers issued and sold an additional $55.0 million in aggregate principal amount of Senior Notes to a purchaser (the “Additional Notes Purchaser”) at 106.25% of par value plus accrued interest from May 1, 2017. The additional Senior Notes have the same terms as the Senior Notes. The sale of the additional Senior Notes resulted in gross proceeds to the Issuers of approximately $60.0 million. The proceeds were used to repay borrowings under the Partnership’s revolving credit commitments, which were used to fund the Wilmington Drop-Down, and for general partnership purposes.

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

Senior Secured Credit Facilities

We entered into a credit agreement that governs $100.0 million in revolving credit commitments (the “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities mature in April 2020. Borrowings under the Senior Secured Credit Facilities bear interest, at our option, at either a base rate plus an applicable margin or at a Eurodollar rate (with a 1.00% floor for term loan borrowings) plus an applicable margin. Principal and interest are payable quarterly.

The Senior Secured Credit Facilities include a commitment fee payable on undrawn revolving credit commitments of 0.50% per annum (subject to a stepdown of 0.375% per annum if the Total Leverage Ratio is less than or equal to 2.00:1.00). Letters of credit issued under the Senior Secured Credit Facilities are subject to a fee calculated at the applicable margin for revolving credit Eurodollar rate borrowings. As of June 30, 2018, we had $30.0 million in revolving credit commitments outstanding and we had no amount outstanding as of December 31, 2017.

We had a $4.0 million letter of credit outstanding under the Senior Secured Credit Facilities as of December 31, 2017. The letter of credit was issued in connection with a contract between us and a third party in the ordinary course of business. On January 11, 2018, the letter of credit was cancelled as it was no longer contractually required. As of June 30, 2018, we had no letters of credit outstanding under the letters of credit facility.

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

As of June 30, 2018, we were in compliance with the Total Leverage Ratio and all other covenants and restrictions associated with, and no events of default existed under, the Senior Secured Credit Facilities. Our obligations under the Senior Secured Credit Facilities are guaranteed by certain of our subsidiaries and secured by liens on substantially all of our and their assets.

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

During the three months ended June 30, 2018, we did not sell common units under the ATM program. During the six months ended June 30, 2018, we sold 8,408 common units under the ATM program for net proceeds of $0.2 million, net of an insignificant amount of commissions. Net proceeds from sales under the ATM Program were used for general partnership purposes. As of June 30, 2018, $88.4 million remained available for issuance under the ATM Program.

Off‑Balance Sheet Arrangements

As of June 30, 2018, we did not have any off‑balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S‑K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in our unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. We provide expanded discussion of our significant accounting policies, estimates and judgments in our 2017 Form 10‑K. We believe these accounting policies reflect our significant estimates and assumptions used in preparation of our financial statements. There have been no significant changes to our critical accounting policies and estimates since December 31, 2017 except for the adoption of ASC 606. The adoption changed the Partnership’s accounting policies for revenue recognition and cost of goods sold. For changes in our accounting policy for revenue recognition, see Note 2, Significant Accounting Policies. As a result of the adoption of ASC 606, our accounting policy for cost of goods sold now includes costs associated with purchase and sale transactions.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The information about market risks for the three months ended June 30, 2018 does not differ materially from that disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk” in the 2017 Form 10‑K, other than as described below:

Interest Rate Risk

At June 30, 2018, our total debt had a carrying value of $429.5 million and fair value of $444.2 million.

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

The applicable margin is (1) for Tranche A‑1 and Tranche A‑3 base rate borrowings, 2.95% through April 2018 and 2.80% thereafter, (2) for Tranche A‑1 and Tranche A‑3 Eurodollar rate borrowings, 3.95% thereafter through April 2018 and 3.80% thereafter, (3) for revolving facility base rate borrowings, 3.25%, and (4) for revolving facility Eurodollar rate borrowings, 4.25%. We repaid in full the outstanding principal and accrued interest on the Tranche A‑2 and Tranche A‑4 borrowings upon the consummation of the Sampson Drop‑Down. As of June 30, 2018, $41.7 million, net of unamortized discount of $0.9 million, of Tranche A‑1 and Tranche A‑3 borrowings remained outstanding under our Senior Secured Credit Facilities.

In September 2016, we entered into a pay‑fixed, receive‑variable interest rate swap agreement to fix our exposure to fluctuations in London Interbank Offered Rate based interest rates (the “interest rate swap”). The interest rate swap commenced on September 30, 2016 and expires concurrently with the maturity of the Senior Secured Credit Facilities in April 2020. We elected to discontinue hedge accounting as of December 14, 2016 following repayment of a portion of our outstanding indebtedness under the Senior Secured Credit Facilities, and subsequently re‑designated the interest rate swap for the remaining portion of such outstanding indebtedness during the three months ended June 30, 2018. We enter into derivative instruments to manage cash flow. We do not enter into derivative instruments for speculative or trading purposes. The counterparty to our interest rate swap agreement is a major financial institution. As a result, we have no significant interest rate risk on our Tranche A‑1 and Tranche A‑3 borrowings as of June 30, 2018.

Credit Risk

Substantially all of our revenue was from long‑term, take‑or‑pay off‑take contracts with three customers for the three and six months ended June 30, 2018 and 2017. Most of our customers are major power generators in Europe. This concentration of counterparties operating in a single industry and geographic area may increase our overall exposure to credit risk, in that the counterparties may be similarly affected by changes in economic, political, regulatory or other conditions. If a customer defaults or if any of our contracts expire in accordance with their terms, and we are unable to renew or replace these contracts, our gross margin and cash flows and our ability to make cash distributions to our unitholders may be adversely affected. Although we have entered into hedging arrangements in order to minimize our exposure to fluctuations in foreign currency exchange and interest rates, our derivatives also expose us to credit risk to the extent that counterparties may be unable to meet the terms of our hedging agreements.

Foreign Currency Exchange Risk

We primarily are exposed to fluctuations in foreign currency exchange rates related to contracts pursuant to which deliveries of wood pellets will be settled in British Pound Sterling (“GBP”) and Euro (“EUR”). We have entered into forward contracts and purchased options to hedge a portion of our forecasted revenue for these customer contracts. We have designated and accounted for the forward contracts and purchased options as cash flow hedges of anticipated GBP-denominated revenue and, therefore, the effective portion of the changes in fair value on these instruments will be recorded as a component of accumulated other comprehensive income in partners’ capital and will be reclassified to revenue in the consolidated statements of operations in the same period in which the underlying revenue transactions occur. Our EUR-denominated forward contracts and purchased options are adjusted to fair value through earnings in the current period.

As of June 30, 2018, we had notional amounts of 71.4 million GBP and 18.5 million EUR under foreign currency forward contracts and 39.4 million GBP and 3.0 million EUR under foreign currency purchased options that expire between 2018 and 2023. At June 30, 2018, the unrealized loss (gain) associated with foreign currency forward contracts and foreign currency purchased options of approximately $0.5 million and $(1.2) million, respectively, are included in other comprehensive income (loss).

We do not utilize foreign exchange contracts for speculative or trading purposes. The counterparties to our foreign exchange contracts are major financial institutions.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)‑15(e) and 15(d)‑15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our General Partner. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2018, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
3.3 10.1

Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Enviva Partners, LP, effective as of December 18, 2017, by Enviva Partners GP, LLC (Exhibit 3.1, Form 8-K filed December 21, 2017, File No. 001-37363).

Separation Agreement and General Release of Claims, effective as of June 4, 2018, between Enviva Management Company, LLC and Stephen F. Reeves (Exhibit 10.1, Form 8-K filed June 4, 2018, File No.001-37363).

10.2	Employment Agreement, dated as of May 30, 2018 and effective as of June 4, 2018, between Enviva Management Company, LLC and Shai Even (Exhibit 10.2, Form 8-K filed June 4, 2018, File No. 001-37363).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.

*     Filed herewith.

**   Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2018

ENVIVA PARTNERS, LP

By:	Enviva Partners GP, LLC, its general partner

By:	/s/ Shai Even
	Name:	Shai Even
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)