Form 10-Q
period 2018-09-30
Enviva Partners, LP
filed 2018-11-09
CIK 1592057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2018, 26,478,590 common units were outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except number of units)

	September 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$863	$524
Accounts receivable, net	49,152	79,185
Related-party receivables	5,535	5,412
Inventories	34,322	23,536
Prepaid expenses and other current assets	1,643	1,006
Total current assets	91,515	109,663

Property, plant and equipment, net	552,456	562,330
Intangible assets, net	—	109
Goodwill	85,615	85,615
Other long-term assets	4,783	2,394
Total assets	$734,369	$760,111

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$10,730	$7,554
Related-party payables and accrued liabilities	30,289	26,398
Accrued and other current liabilities	35,849	29,363
Current portion of interest payable	12,573	5,029
Current portion of long-term debt and capital lease obligations	7,070	6,186
Total current liabilities	96,511	74,530
Long-term debt and capital lease obligations	402,447	394,831
Related-party long-term payable	74,000	74,000
Long-term interest payable	980	890
Other long-term liabilities	4,687	5,491
Total liabilities	578,625	549,742
Commitments and contingencies

Partners’ capital:
Limited partners:
Common unitholders—public (14,573,452 and 13,073,439 units issued and outstanding at September 30, 2018 and December 31, 2017, respectively)	212,539	224,027
Common unitholder—sponsor (11,905,138 and 1,347,161 units issued and outstanding at September 30, 2018 and December 31, 2017, respectively)	76,380	16,050
Subordinated unitholder—sponsor (no units issued and outstanding at September 30, 2018 and 11,905,138 units issued and outstanding at December 31, 2017)	—	101,901
General partner (no outstanding units)	(133,810)	(128,569)
Accumulated other comprehensive income (loss)	635	(3,040)
Total Enviva Partners, LP partners’ capital	155,744	210,369
Total liabilities and partners’ capital	$734,369	$760,111

See accompanying notes to condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017 (Recast)	2018	2017 (Recast)
Product sales	$142,541	$125,422	$398,031	$366,142
Other revenue (1)	1,607	6,801	7,037	16,071
Net revenue	144,148	132,223	405,068	382,213
Cost of goods sold (1)	103,695	100,897	330,456	296,786
Loss on disposal of assets	656	1,237	900	3,242
Depreciation and amortization	9,678	9,707	28,800	29,104
Total cost of goods sold	114,029	111,841	360,156	329,132
Gross margin	30,119	20,382	44,912	53,081
General and administrative expenses (1)	7,315	7,704	21,406	23,337
Income from operations	22,804	12,678	23,506	29,744
Other income (expense):
Interest expense	(9,445)	(7,653)	(27,137)	(23,070)
Other income (expense)	(3)	(2)	1,196	(199)
Total other expense, net	(9,448)	(7,655)	(25,941)	(23,269)
Net income (loss)	13,356	5,023	(2,435)	6,475
Less net loss attributable to noncontrolling partners’ interests	—	665	—	3,180
Net income (loss) attributable to Enviva Partners, LP	$13,356	$5,688	$(2,435)	$9,655
Less: Pre-acquisition loss from operations of Enviva Port of Wilmington, LLC Drop-Down allocated to General Partner	—	(651)	—	(3,081)
Enviva Partners, LP limited partners’ interest in net income (loss)	$13,356	$6,339	$(2,435)	$12,736
Net income (loss) income per limited partner common unit:
Basic	$0.45	$0.20	$(0.25)	$0.40
Diluted	$0.43	$0.19	$(0.25)	$0.37
Net income (loss) per limited partner subordinated unit:
Basic	$—	$0.20	$(0.25)	$0.40
Diluted	$—	$0.20	$(0.25)	$0.40
Weighted-average number of limited partner units outstanding:
Common—basic	26,477	14,412	19,866	14,400
Common—diluted	27,478	15,385	19,866	15,343
Subordinated—basic and diluted	—	11,905	6,541	11,905

(1) See Note 12, Related-Party Transactions

See accompanying notes to condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017 (Recast)	2018	2017 (Recast)
Net income (loss)	$13,356	$5,023	$(2,435)	$6,475
Other comprehensive income (loss):
Net unrealized gains (losses) on cash flow hedges	2,713	(1,788)	5,750	(4,641)
Reclassification of net gains realized into net income (loss)	(2,013)	55	(2,076)	161
Currency translation adjustment	1	—	1	—
Total other comprehensive income (loss)	701	(1,733)	3,675	(4,480)
Total comprehensive income	14,057	3,290	1,240	1,995
Less:
Pre-acquisition loss from operations of Enviva Port of Wilmington, LLC Drop-Down allocated to General Partner	—	(651)	—	(3,081)
Total comprehensive income subsequent to Enviva Port of Wilmington, LLC Drop-Down	14,057	3,941	1,240	5,076
Less:
Comprehensive loss attributable to noncontrolling partners’ interests	—	(665)	—	(3,180)
Comprehensive income attributable to Enviva Partners, LP partners	$14,057	$4,606	$1,240	$8,256

See accompanying notes to condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Partners’ Capital

(In thousands)

(Unaudited)

		Limited Partners’ Capital
		Common		Common		Subordinated		Accumulated
	General	Units—		Units—		Units—		Other	Total
	Partner	Public		Sponsor		Sponsor		Comprehensive	Partners'
	Interest	Units	Amount	Units	Amount	Units	Amount	(Loss) Income	Capital
Partners’ capital, December 31, 2017	(128,569)	13,073	224,027	1,347	16,050	11,905	101,901	(3,040)	210,369
Distributions to unitholders, distribution equivalent and incentive distribution rights	(3,794)	—	(28,367)	—	(8,285)	—	(14,822)	—	(55,268)
Issuance of units through Long-Term Incentive Plan	(5,675)	227	511	(82)	(1,301)	—	—	—	(6,465)
Issuance of common units, net	—	8	241	—	—	—	—	—	241
Sale of common units	—	1,265	13,335	(1,265)	(13,335)	—	—	—	—
Conversion of subordinated units to common units	—	—	—	11,905	78,504	(11,905)	(78,504)	—	—
Non-cash Management Services Agreement expenses	434		5,193	—	—	—	—	—	5,627
Other comprehensive income	—	—	—	—	—	—	—	3,675	3,675
Net income (loss)	3,794	—	(2,401)	—	4,747	—	(8,575)	—	(2,435)
Partners’ capital, September 30, 2018	$(133,810)	14,573	$212,539	11,905	$76,380	—	$—	$635	$155,744

See accompanying notes to condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017 (Recast)
Cash flows from operating activities:
Net (loss) income	$(2,435)	$6,475
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	29,240	29,115
Amortization of debt issuance costs, debt premium and original issue discounts	828	1,161
General and administrative expense incurred by the First Hancock JV prior to Enviva Port of Wilmington, LLC Drop-Down	—	1,338
Loss on disposal of assets	900	3,242
Unit-based compensation	5,604	5,113
De-designation of foreign currency forwards and options	(1,947)	—
Fair value changes in derivatives	(4,465)	(13)
Unrealized loss on foreign currency transactions	32	—
Change in operating assets and liabilities:
Accounts receivable, net	30,004	28,026
Related-party receivables	(123)	(3,312)
Prepaid expenses and other assets	(160)	76
Assets held for sale	—	(310)
Inventories	(9,735)	(4,433)
Other long-term assets	—	86
Derivatives	5,080	(1,442)
Accounts payable, accrued liabilities and other current liabilities	5,475	(6,845)
Related-party payables and accrued liabilities	3,317	8,832
Accrued interest	7,634	6,301
Other current liabilities	234	—
Other long-term liabilities	648	621
Net cash provided by operating activities	70,131	74,031
Cash flows from investing activities:
Purchases of property, plant and equipment	(16,034)	(21,916)
Insurance proceeds from property loss	1,130	—
Net cash used in investing activities	(14,904)	(21,916)
Cash flows from financing activities:
Principal payments on debt and capital lease obligations	(4,745)	(3,428)
Cash paid related to debt issuance costs	—	(209)
Proceeds from common unit issuance under the At-the-Market Offering Program, net	241	1,715
Distributions to unitholders, distribution equivalent rights and incentive distribution rights holder	(55,163)	(46,323)
Payment to General Partner to purchase affiliate common units for Long-Term Incentive Plan vesting	(2,341)	—
Payment for withholding tax associated with Long-Term Incentive Plan vesting	(4,380)	—
Proceeds and payments on revolving credit commitments, net	11,500	(6,500)
Contributions from sponsor related to Enviva Pellets Sampson, LLC Drop-Down	—	1,652
Proceeds from contributions from the First Hancock JV prior to Enviva Port of Wilmington, LLC Drop-Down	—	9,965
Net cash used in financing activities	(54,888)	(43,128)
Net increase in cash, cash equivalents and restricted cash	339	8,987
Cash, cash equivalents and restricted cash, beginning of period	524	466
Cash, cash equivalents and restricted cash, end of period	$863	$9,453

See accompanying notes to condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017 (Recast)
Non-cash investing and financing activities:
The Partnership acquired property, plant and equipment in non-cash transactions as follows:
Property, plant and equipment acquired included in accounts payable and accrued liabilities	$7,539	$6,649
Property, plant and equipment acquired under capital lease obligations	949	1,124
Property, plant and equipment transferred from inventories	2	279
Distributions included in liabilities	1,047	937
Withholding tax payable associated with Long-Term Incentive Plan vesting	156	—
Conversion of subordinated units to common units	78,504	—
Application of short-term deposit to fixed assets	—	258
Depreciation capitalized to inventories	1,508	483
Supplemental information:
Interest paid	$18,802	$15,516

See accompanying notes to condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

(1) Description of Business and Basis of Presentation
Description of Business

Enviva Partners, LP, together with its subsidiaries (“we,” “us,” “our,” or the “Partnership”), supplies utility-grade wood pellets primarily to major power generators under long-term, take-or-pay off-take contracts. We procure wood fiber and process it into utility-grade wood pellets and load the finished wood pellets into railcars, trucks and barges for transportation to deep-water marine terminals, where they are received, stored and ultimately loaded onto oceangoing vessels for delivery to the Partnership’s principally European customers.

We own and operate six industrial-scale wood pellet production plants located in the Mid-Atlantic and Gulf Coast regions of the United States. Wood pellets are exported from our wholly owned dry-bulk, deep-water marine terminal in Chesapeake, Virginia (the “Chesapeake terminal”) and terminal assets in Wilmington, North Carolina (the “Wilmington terminal”), and from third-party deep-water marine terminals in Mobile, Alabama and Panama City, Florida, under a short-term and a long-term contract, respectively.

Basis of Presentation

The unaudited financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.

In the opinion of management, all adjustments and accruals necessary for a fair presentation have been included. All such adjustments and accruals are of a normal and recurring nature unless disclosed otherwise. All significant intercompany balances and transactions have been eliminated in consolidation. The results reported in the financial statements are not necessarily indicative of the results that may be reported for the entire year.

The unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Enviva Port of Wilmington, LLC

In October 2017, we acquired from Enviva Wilmington Holdings, LLC (the “First Hancock JV”), a joint venture between a wholly owned subsidiary of Enviva Holdings, LP (the “sponsor”) and certain affiliates of John Hancock Life Insurance Company (U.S.A.) (“John Hancock”), all of the issued and outstanding limited liability company interests in Enviva Port of Wilmington, LLC (“Wilmington”), which owns the Wilmington terminal assets.

The purchase price for Wilmington was $130.0 million, which included an initial payment of $54.6 million, net of an approximate purchase price adjustment of $1.4 million, and deferred consideration of $74.0 million. The acquisition (the “Wilmington Drop-Down”) included the Wilmington terminal assets and a long-term terminal services agreement with the sponsor (the “Holdings TSA”) to handle throughput volumes sourced by the sponsor from Enviva Pellets Greenwood, LLC (“Greenwood”), a wholly owned subsidiary of Enviva JV Development Company, LLC (the “Second Hancock JV”), a joint venture between a wholly owned subsidiary of the sponsor and certain affiliates of John Hancock. Greenwood owns a wood pellet production plant in Greenwood, South Carolina (the “Greenwood plant”). See Note 12, Related-Party Transactions.

The Wilmington Drop-Down was accounted for as a combination of entities under common control at historical cost in a manner similar to a pooling of interests. Accordingly, the unaudited financial statements for the periods prior to the

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

three and nine months ended September 30, 2017 were retrospectively recast to reflect the acquisition of Wilmington as if it had occurred on May 15, 2013, the date Wilmington was originally organized (see Note 4, Transactions Between Entities Under Common Control).

(2)  Significant Accounting Policies

During interim periods, we follow the accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 except for our adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”) on January 1, 2018. The adoption changed our accounting policies for revenue recognition and cost of goods sold.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in our unaudited financial statements and accompanying notes. Actual results could differ materially from those estimates.

Revenue Recognition

We primarily earn revenue by supplying wood pellets to customers under off-take contracts, the majority of the commitments under which are long-term in nature. We refer to the structure of our off-take contracts as “take-or-pay” because they include a firm obligation of the customer to take a fixed quantity of product at a stated price and provisions that ensure we will be compensated in the case of a customer’s failure to accept all or a part of the contracted volumes or termination of a contract. Our long-term off-take contracts define the annual volume of wood pellets that a customer is required to purchase and we are required to sell, the fixed price per metric ton (“MT”) for product satisfying a base net calorific value and other technical specifications. The prices are fixed for the entire term, and are subject to adjustments which may include annual inflation-based adjustments or price escalators, price adjustments for product specifications, as well as, in some instances, price adjustments due to changes in underlying indices. In addition to sales of our product under these long-term off-take contracts, we routinely sell wood pellets under shorter-term contracts, which range in volume and tenor and, in some cases, may include only one specific shipment. Because each of our off-take contracts is a bilaterally negotiated agreement, our revenue over the duration of such contracts does not generally follow observable current market pricing trends. Our performance obligations under these contracts, which we aggregate into metric tons, include the delivery of wood pellets. We account for each MT as a single performance obligation. Our revenue from the sales of wood pellets we produce is recognized as product sales upon satisfaction of our performance obligation when control transfers to the customer at the time of loading wood pellets onto a ship.

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

In some cases, we may purchase shipments of product from third-party suppliers and resell them in back-to-back transactions (“purchase and sale transactions”). We determined that we are the principal in such transactions because we control the pellets prior to transferring them to the customer and therefore we recognize the related revenue on a gross basis in product sales.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

In instances in which a customer requests the cancellation, deferral or acceleration of a shipment, the customer may pay a fee, which is included in other revenue.

We recognize third- and related-party terminal services revenue ratably over the related contract term, which is included in other revenue. Terminal services are performance obligations that are satisfied over time, as customers simultaneously receive and consume the benefits of the terminal services we perform. The consideration is generally fixed for minimum quantities and any above the minimum are generally billed based on a per-ton rate.

Variable consideration from off-take contracts arises from several pricing features outlined in our off-take contracts, pursuant to which such contract pricing may be adjusted in respect of particular shipments to reflect differences between certain contractual quality specifications of the wood pellets as measured both when the wood pellets are loaded onto ships and unloaded at the discharge port as well as certain other contractual adjustments.

Variable consideration from terminal services contracts arises from price increases based on agreed inflation indices and from above-minimum throughput quantities or services.

We allocate variable consideration under our off-take and terminal services contracts entirely to each performance obligation to which variable consideration relates. The estimate of variable consideration represents the amount that is probable of not being reversed.

Under our off-take contracts, customers are obligated to pay the majority of the purchase price prior to the arrival of the ship at the customers’ discharge port. The remaining portion is paid after the wood pellets are unloaded at the discharge port. We generally recognize revenue prior to the issuance of an invoice to the customer.

Cost of Goods Sold

Cost of goods sold includes the cost to produce and deliver wood pellets to customers, reimbursable shipping-related costs associated with specific off-take contracts with CIF and CFR shipping terms and costs associated with purchase and sale transactions. Raw material, production and distribution costs associated with delivering wood pellets to marine terminals and third‑ and related-party wood pellet purchase costs are capitalized as a component of inventory. Fixed production overhead, including the related depreciation expense, is allocated to inventory based on the normal capacity of our production plants. These costs are reflected in cost of goods sold when inventory is sold. Distribution costs associated with shipping wood pellets to customers and amortization of favorable acquired customer contracts are expensed as incurred. Inventory is recorded using the first-in, first-out method (“FIFO”), which requires the use of judgment and estimates. Given the nature of the inventory, the calculation of cost of goods sold is based on estimates used in the valuation of the FIFO inventory and in determining the specific composition of inventory that is sold to each customer.

Recently Adopted Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which subsequently was issued as ASC 606. ASC 606 requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

We recognize revenue under ASC 606 and related amendments, which we adopted as of January 1, 2018, using the modified retrospective transition method.

We determined that, upon adoption of ASC 606, our off-take contracts will continue to be classified as product sales. Revenue is recognized at the point in time at which control of the wood pellets passes to the customer as the wood

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

pellets are loaded onto shipping vessels, which is consistent with the timing of revenue recognition under our legacy accounting policy. However, the adoption of ASC 606 impacted the basis of presentation for purchase and sale transactions. Prior to the adoption of ASC 606, we reported revenue from purchase and sale transactions net of costs paid to third-party suppliers, which was classified as other revenue. Subsequent to the adoption of ASC 606, we recognize revenue on a gross basis in products sales when we determine that we act as a principal and control the wood pellets before they are transferred to the customer. The decision as to whether to recognize revenue on a gross or net basis requires significant judgment.

Recoveries from customers for certain costs we incurred at the discharge port under our off-take contracts were reported in product sales prior to the adoption of ASC 606. Under ASC 606, these recoveries are not considered a part of the transaction price, and therefore are excluded from product sales and included as an offset to cost of goods sold.

We disaggregate our revenue into two categories: product sales and other revenue. These categories best reflect the nature, amount, timing and uncertainty of our revenue and cash flows.

Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, whereas prior comparative reporting periods have not been adjusted and continue to be reported under the accounting standards in effect for such periods. We did not have a transition adjustment as a result of adopting ASC 606.

The table below indicates the impact of the adoption of ASC 606 on revenue and cost of goods sold:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Reported	Adoption of ASC 606	Without Adoption of ASC 606	As Reported	Adoption of ASC 606	Without Adoption of ASC 606
Product sales	$142,541	$(571)	$141,970	$398,031	$(6,178)	$391,853
Other revenue	1,607	351	1,958	7,037	337	7,374
Cost of goods sold	114,029	(220)	113,809	360,156	(5,841)	354,315
Gross margin	$30,119	$—	$30,119	$44,912	$—	$44,912

In January 2017, the FASB issued ASU 2017‑01, Business Combinations (Topic 805): Clarifying the Definition of a Business, to provide guidance to evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. If substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the assets acquired (or disposed of) are not considered a business. We adopted ASU 2017-01 as of January 1, 2018 and will apply the ASU prospectively.

In November 2016, the FASB issued ASU 2016‑18, Statement of Cash Flows (Topic 230)—Restricted Cash: A Consensus of the FASB Emerging Issues Task Force, which requires changes in restricted cash that result from transfers between cash, cash equivalents and restricted cash to not be presented as cash flow activities in the statements of cash flows. We adopted ASU 2016-18 as of January 1, 2018. As of September 30, 2018 and 2017, we had no amounts held as restricted cash.

In August 2016, the FASB issued ASU 2016‑15, Statement of Cash Flows (Topic 230)—Classification of Certain Cash Receipts and Cash Payments, which reduces diversity in practice of how certain cash receipts and cash payments are classified in the statement of cash flows. The ASU includes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. We adopted ASU 2016-15 as of January 1, 2018, which had no material effect on how we present and classify cash receipts and cash payments in the condensed consolidated statements of cash flows.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

Recently Issued Accounting Standards not yet Adopted

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820)-Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, modifies and adds disclosure requirements for fair value measurements. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted, and is to be applied on a modified retrospective basis. We do not anticipate the adoption of ASU 2018-13 will have a material impact on our presentation of disclosures included in our consolidated statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (Topic 815)-Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. ASU 2017-12 requires a modified retrospective transition method which requires the recognition of the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We are in the process of evaluating the impact of the adoption of ASU 2017-12 on our consolidated statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other. ASU 2017-04 simplifies the testing for goodwill impairment by eliminating Step 2 of the current goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the new guidance, an entity will perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and will recognize an impairment charge equal to the amount by which the carrying amount exceeds the reporting unit’s fair value. The new guidance should be adopted for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. We will early adopt this ASU in connection with our December 2018 annual impairment test.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires an entity that leases assets to recognize on the balance sheet a right-of-use asset and a lease liability for the rights and obligations created by those leases with terms of greater than twelve months. Leases will be classified as either financing or operating, similar to current accounting requirements, with such classification determining the pattern of expense recognition in the statement of operations. ASU 2016-02, as amended by subsequent ASUs, replaces the current definition of a lease and requires that an arrangement be recognized as a lease when a customer has the right to obtain substantially all of the economic benefits from the use of an asset, as well as the right to direct the use of the asset. The guidance also requires enhanced disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. The new guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018, with early adoption permitted. We will adopt the ASU on January 1, 2019 using a modified retrospective approach as of the beginning of the period, which will require us to recognize and measure all leases within the scope of the ASU. We are continuing to evaluate the impact of the ASU and expect to recognize right-of-use assets and liabilities related to real estate, machinery, equipment and other operating leases, which could have a material impact on our consolidated balance sheet. We are assessing whether other business supply arrangements contain leases under the new standard. In addition to additional assets and liabilities, the interest component of financial leases may be accelerated. We do not expect a significant change in leasing activity prior to adoption of the ASU. The status of our implementation is as follows:

•	We have formed an implementation team that meets to discuss implementation challenges, technical interpretations and project status.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

•	We continue to gather data and review contracts in order to finalize the inventory of leases.
•	We have purchased system software and are in the process of system implementation.

(3) Revenue

Performance Obligations

As of October 1, 2018, we expect to recognize approximately $7.3 billion in revenue from our remaining performance obligations with fixed consideration and a weighted‑average remaining term of 9.4 years. Our off-take contracts expire at various times through 2037 and our terminal services contracts extend into 2026. The following table includes our estimated revenue associated with remaining performance obligations:

	Period from October 1, 2018 to December 31, 2018	2019	Thereafter	Total
Product sales	$165,859	$651,725	$6,505,876	$7,323,460
Other revenue	177	708	1,180	2,065
Total revenue	$166,036	$652,433	$6,507,056	$7,325,525

Variable Consideration

Variable consideration from off-take contracts arises from several pricing features outlined in our off-take contracts, pursuant to which such contract pricing may be adjusted in respect of particular shipments to reflect differences between certain contractual quality specifications of the wood pellets as measured both when the wood pellets are loaded onto ships and unloaded at the discharge port as well as certain other contractual adjustments.

Variable consideration from terminal services contracts, which was not material for the three and nine months ended September 30, 2018, arises from price increases based on agreed inflation indices and from above-minimum throughput quantities or services.

We allocate variable consideration under our off-take and terminal services contracts entirely to each performance obligation to which variable consideration relates. The estimate of variable consideration represents the amount that is not more likely than not to be reversed. For the three and nine months ended September 30, 2018, we recognized an insignificant amount of revenue related to performance obligations satisfied in previous periods.

Contract Balances

Accounts receivable related to product sales as of September 30, 2018 and December 31, 2017 were $47.1 million and $78.0 million, respectively. We had an insignificant amount of deferred revenue as of September 30, 2018 and no deferred revenue as of December 31, 2017 for future performance obligations associated with off-take contracts.

(4)  Transactions Between Entities Under Common Control

The financial statements for the three and nine months ended September 30, 2017 have been recast to reflect the Wilmington Drop-Down as if had occurred on May 15, 2013, the date Wilmington was originally organized. The

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

historical net equity amounts of Wilmington prior to the date of the Wilmington Drop-Down were attributed to Enviva Partners GP, LLC, the general partner of the Partnership (the “General Partner”) and any non-controlling interest.

The following table presents the changes to previously reported amounts in the unaudited condensed consolidated balance sheet as of September 30, 2017 included in our quarterly report on Form 10-Q for the quarter ended September 30, 2017:

	As of September 30, 2017
	As	Enviva Port of
	Reported	Wilmington, LLC	Total (Recast)
Cash and cash equivalents	$9,453	$—	$9,453
Accounts receivable, net	49,855	—	49,855
Related-party receivables	7,748	968	8,716
Inventories	34,477	96	34,573
Prepaid expenses and other current assets	4,540	42	4,582
Total current assets	106,073	1,106	107,179
Property, plant and equipment, net of accumulated depreciation	495,366	75,485	570,851
Goodwill	85,615	—	85,615
Other long-term assets	2,180	52	2,232
Total assets	$689,234	$76,643	$765,877

Accounts payable	$3,122	$188	$3,310
Related-party payables	19,948	(615)	19,333
Accrued and other current liabilities	46,715	2,834	49,549
Total current liabilities	69,785	2,407	72,192
Long-term debt and capital lease obligations	338,115	187	338,302
Other long-term liabilities	4,134	1,622	5,756
Total liabilities	412,034	4,216	416,250
Total partners’ capital	277,200	72,427	349,627
Total liabilities and partners’ capital	$689,234	$76,643	$765,877

The following table presents the changes to previously reported amounts in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2017 included in our quarterly report on Form 10-Q for the quarter ended September 30, 2017:

	Three Months Ended September 30, 2017
	As	Enviva Port of	Total
	Reported	Wilmington	(Recast)
Net revenue	$131,458	$765	$132,223
Total cost of goods sold	110,340	1,501	111,841
Gross margin	21,118	(736)	20,382
Net income (loss)	6,334	(1,311)	5,023
Less net loss attributable to noncontrolling partners’ interests	5	660	665
Net income (loss) attributable to Enviva Partners, LP	6,339	(651)	5,688
Net loss attributable to general partner	—	(651)	(651)
Net income attributable to Enviva Partners, LP limited partners’ interest in net income	6,339	—	6,339

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

	Nine Months Ended September 30, 2017
	As	Enviva Port of	Total
	Reported	Wilmington	(Recast)
Net revenue	$380,529	$1,684	$382,213
Total cost of goods sold	322,748	6,384	329,132
Gross margin	57,781	(4,700)	53,081
Net income (loss)	12,695	(6,220)	6,475
Less net income attributable to noncontrolling partners’ interests	41	3,139	3,180
Net income (loss) attributable to Enviva Partners, LP	12,736	(3,081)	9,655
Net loss attributable to general partner	—	(3,081)	(3,081)
Net income attributable to Enviva Partners, LP limited partners’ interest in net income	12,736	—	12,736

The following table presents the changes to previously reported amounts in the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2017 included in our quarterly report on Form 10-Q for the quarter ended September 30, 2017:

	Nine Months Ended September 30, 2017
	As	Enviva Port of	Total
	Reported	Wilmington	(Recast)
Net cash provided by (used in) operating activities	$76,327	$(2,296)	$74,031
Net cash used in investing activities	(14,289)	(7,627)	(21,916)
Net cash (used in) provided by financing activities	(53,051)	9,923	(43,128)
Net increase in cash, cash equivalents and restricted cash	$8,987	$—	$8,987

(5) Significant Risks and Uncertainties Including Business and Credit Concentrations

Our business is significantly impacted by greenhouse gas emission and renewable energy legislation and regulations in the European Union as well as its member states. If the European Union or its member states significantly modify such legislation or regulations, then our ability to enter into new contracts as the current contracts expire may be materially affected.

Our current sales are primarily to industrial customers located in the United Kingdom, Denmark and Belgium. Product sales to third-party customers that accounted for 10% or a greater share of consolidated product sales are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017 (Recast)	2018	2017 (Recast)
Customer A	52%	73%	53%	68%
Customer B	10%	14%	10%	15%
Customer C	24%	4%	15%	1%
Customer D	9%	9%	14%	12%

(6) Inventory Impairment and Asset Disposal

On February 27, 2018, a fire occurred at the Chesapeake terminal, causing damage to equipment and approximately 43,000 MT of wood pellets (the “Chesapeake Incident”). As part of our risk management process, we maintain certain insurance policies, which are subject to deductibles and sublimits for each covered event. When recovery of all or a

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

portion of property damage loss or other covered expenses through insurance proceeds is probable, a receivable is recorded and the loss or expense is reduced up to the amount of the total loss or expense. No gain is recorded until all contingencies related to the insurance claim have been resolved. Income resulting from business interruption insurance is not recognized until all contingencies related to the insurance recoveries are resolved. We believe that substantially all of the costs resulting from the Chesapeake Incident are recoverable through our insurance policies and other contractual rights.

Following the Chesapeake Incident, we commissioned temporary storage, handling and shiploading operations at various locations, including a nearby terminal in Norfolk, Virginia, and began utilizing our Wilmington terminal to ship product from our wood pellet production plants in the Mid-Atlantic region (collectively, “business continuity activities”). Although the Chesapeake terminal returned to operation on June 28, 2018, costs associated with business continuity activities continued through the third quarter of 2018 as we unwound our extended logistics chain.

We recorded impairment of terminal assets of $0 and $1.1 million during the three and nine months ended September 30, 2018, respectively. During the three and nine months ended September 30, 2018, write-off of product, inclusive of disposal costs, was $0 and $10.7 million, respectively, which is included in cost of goods sold. Additional costs primarily related to emergency response, asset repairs and business continuity activities of $9.7 million and $46.6 million were incurred during the three and nine months ended September 30, 2018, respectively, and are included in cost of goods sold.

As of September 30, 2018, we have received $47.5 million of insurance proceeds and have recorded $1.7 million of additional insurance recoveries in accounts receivable reflecting the insurance proceeds that are probable of receipt up to the amount of the loss recorded, in connection with the Chesapeake Incident. We subsequently received the $1.7 million of insurance recoveries in October 2018. We recorded $21.8 million and $48.1 million of insurance recoveries in cost of goods sold during the three and nine months ended September 30, 2018, respectively. Of the $21.8 million and $48.1 million of insurance recoveries recorded during the three and nine months ended September 30, 2018, respectively, $11.4 million and $24.4 million, respectively, was related to business continuity activities. During the three and nine months ended September 30, 2018, we received and recognized $0 and $1.1 million, respectively, of insurance recoveries in other income related to lost profit.

(7) Inventories

Inventories consisted of the following at:

	September 30,	December 31,
	2018	2017
Raw materials and work-in-process	$3,896	$4,516
Consumable tooling	16,304	14,447
Finished goods	14,122	4,573
Total inventories	$34,322	$23,536

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

(8) Property, Plant and Equipment

Property, plant and equipment consisted of the following at:

	September 30,	December 31,
	2018	2017
Land	$13,492	$13,492
Land improvements	44,675	42,962
Buildings	196,696	196,153
Machinery and equipment	419,181	413,349
Vehicles	635	635
Furniture and office equipment	6,083	5,970
Leasehold improvements	987	987
	681,749	673,548
Less accumulated depreciation	(145,297)	(117,067)
	536,452	556,481
Construction in progress	16,004	5,849
Total property, plant and equipment, net	$552,456	$562,330

Total depreciation expense was $9.8 million and $29.1 million and $9.0 million and $27.9 million for the three and nine months ended September 30, 2018 and 2017, respectively. Accrued amounts for property, plant and equipment and construction in progress included in accrued liabilities and other current liabilities were $5.7 million and $2.3 million at September 30, 2018 and December 31, 2017, respectively.

(9) Derivative Instruments

We use derivative instruments to partially offset our business exposure to foreign currency exchange and interest rate risk. We may enter into foreign currency forward and option contracts to offset some of the foreign currency exchange risk on our expected future cash flows and interest rate swaps to offset some of the interest rate risk on our expected future cash flows on certain borrowings. Our derivative instruments expose us to credit risk to the extent that our hedge counterparties may be unable to meet the terms of the applicable derivative instrument. We seek to mitigate such risks by limiting our counterparties to major financial institutions. In addition, we monitor the potential risk of loss with any one counterparty resulting from credit risk. Management does not expect material losses as a result of defaults by counterparties. We use derivative instruments to manage cash flow and not for speculative or trading purposes.

Cash Flow Hedges
Foreign Currency Exchange Risk

We are primarily exposed to fluctuations in foreign currency exchange rates related to off-take contracts that require future deliveries of wood pellets to be settled in British Pound Sterling (“GBP”) and Euro (“EUR”). We have entered and may continue to enter into foreign currency forward contracts, purchased option contracts or other instruments to partially manage this risk and, prior to August 2018, have designated certain of these instruments as cash flow hedges.

For qualifying cash flow hedges, the effective portion of the gain or loss on the change in fair value is initially reported as a component of accumulated other comprehensive income in partners’ capital and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss, if any, is reported in

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

earnings in the current period. We considered our cash flow hedges to be highly effective at inception. Changes in fair value for derivative instruments not designated as hedging instruments are recognized in earnings.

During August 2018, we elected to discontinue hedge accounting for all designated foreign currency cash flow hedges. As of the election date, the change in fair value of the cash flow hedges was recognized in accumulated other comprehensive income. Due to recent increases in demand for wood pellets and requests from customers to accommodate the acceleration or deferral of contracted deliveries, we have determined that it is not probable that the timing of the forecasted revenues associated with the hedged transactions will occur as originally scheduled. As a result, we reclassified the full amount of unrealized net gains included in accumulated other comprehensive income of $1.9 million to earnings. As of September 30, 2018, none of our foreign currency derivative instruments were designated as cash flow hedging instruments. In connection with the discontinuation of cash flow hedge accounting, we have recorded the changes in the fair value of foreign currency hedges as product sales.

During the three and nine months ended September 30, 2018, we recorded $2.3 million and $5.4 million, respectively, of unrealized net gains on derivative instruments in product sales. Included in the unrealized net gains for both the three and nine months ended September 30, 2018 was $1.9 million related to the reclassification of unrealized net gains previously included in accumulated other comprehensive income as described above. During the three months ended September 30, 2018, we received $4.3 million on realized gains related to derivatives settled during the period. We do not intend to designate future foreign currency hedges as cash flow hedges; as a result, all future changes in the fair value of hedging instruments will be recognized in product sales.

Interest Rate Risk

We are exposed to fluctuations in interest rates on borrowings under our senior secured credit facilities. We entered into a pay-fixed, receive-variable interest rate swap to hedge the interest rate risk associated with our variable rate borrowings under our senior secured credit facilities. Our interest rate swap expires in April 2020.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

The fair values of cash flow hedging instruments as of September 30, 2018 were as follows:

		Asset	Liability
	Balance Sheet Location	Derivatives	Derivatives
Derivatives designated as hedging instruments:
Forward contracts:
Interest rate swap	Other current assets	$532	$—
Interest rate swap	Other long-term assets	314	—
Total derivatives designated as hedging instruments		$846	$—

Derivatives not designated as hedging instruments:
Forward contracts:
Foreign currency exchange forward contracts	Prepaid and other current assets	$255	$—
Foreign currency exchange forward contracts	Other long-term assets	1,030
Foreign currency exchange forward contracts	Accrued and other current liabilities	—	263
Foreign currency exchange forward contracts	Other long-term liabilities	—	902
Purchased options:
Foreign currency purchased option contracts	Other long-term assets	2,410	—
Total derivatives not designated as hedging instruments		$3,695	$1,165

Net gains included in product sales related to the change of fair market value of derivative instruments not designated as hedging instruments during the three and nine months ended September 30, 2018 were $0.4 million and $3.5 million, respectively.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

The fair values of cash flow hedging instruments as of December 31, 2017 were as follows:

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

Net gains included in other income (expense) related to the change of fair market value of derivative instruments not designated as hedging instruments were $0.1 million and $0.3 million, respectively, during the three and nine months ended September 30, 2017.

The effects of instruments that were designated as cash flow hedges and the related changes in accumulated other comprehensive loss and the gains and losses recognized in earnings for the three months ended September 30, 2018 were as follows:

Amount of
		Location of	Gain (Loss)	Location of Gain	Amount of Gain
	Amount of Gain	Gain (Loss)	Reclassified from	(Loss) Recognized in	(Loss) Recognized in
	(Loss) in Other	Reclassified from	Accumulated Other	Earnings on Derivative	Earnings on Derivative
	Comprehensive	Accumulated Other	Comprehensive	(Ineffective Portion	(Ineffective Portion
	(Loss) income on	Comprehensive	(Loss) Income	and Amount	and Amount
	Derivative	(Loss) Income	into Earnings	Excluded from	Excluded from
	(Effective Portion)	(Effective Portion)	(Effective Portion)	Effectiveness Testing)	Effectiveness Testing)
Foreign currency exchange forward contracts	$1,907	Product sales	$—	Product sales	$2,418
Foreign currency exchange purchased option contracts	765	Product sales	—	Product sales	(470)
Interest rate swap	41	Other income (expense)	—	Other income (expense)	67

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

The effects of instruments that were designated as cash flow hedges and the related changes in accumulated other comprehensive loss and the gains and losses recognized in earnings for the nine months ended September 30, 2018 were as follows:

Amount of
		Location of	Gain (Loss)	Location of Gain	Amount of Gain
	Amount of Gain	Gain (Loss)	Reclassified from	(Loss) Recognized in	(Loss) Recognized in
	(Loss) in Other	Reclassified from	Accumulated Other	Earnings on Derivative	Earnings on Derivative
	Comprehensive	Accumulated Other	Comprehensive	(Ineffective Portion	(Ineffective Portion
	(Loss) income on	Comprehensive	(Loss) Income	and Amount	and Amount
	Derivative	(Loss) Income	into Earnings	Excluded from	Excluded from
	(Effective Portion)	(Effective Portion)	(Effective Portion)	Effectiveness Testing)	Effectiveness Testing)
Foreign currency exchange forward contracts	$4,532	Product sales	$—	Product sales	$2,413
Foreign currency exchange purchased option contracts	749	Product sales	—	Product sales	(470)
Interest rate swap	469	Other income (expense)	—	Other income (expense)	131

The effects of instruments that were designated as cash flow hedges and the related changes in accumulated other comprehensive loss and the gains and losses recognized in earnings for the three months ended September 30, 2017 were as follows:

			Amount of
		Location of	Gain (Loss)	Location of Gain	Location of Gain
	Amount of Gain	Gain (Loss)	Reclassified from	(Loss) Recognized in	(Loss) Recognized in
	(Loss) in Other	Reclassified from	Accumulated Other	Income on Derivative	Income on Derivative
	Comprehensive	Accumulated Other	Comprehensive	(Ineffective Portion	(Ineffective Portion
	Income on	Comprehensive	Income	and Amount	and Amount
	Derivative	Income	into Income	Excluded from	Excluded from
	(Effective Portion)	(Effective Portion)	(Effective Portion)	Effectiveness Testing)	Effectiveness Testing)
Foreign currency exchange forward contracts	$(1,484)	Product sales	$26	Product sales	$(1)
Foreign currency exchange forward contracts	(22)	Other revenue	(30)	Other revenue	—
Foreign currency exchange purchased option contracts	(294)	Product sales	—	Product sales	—
Interest rate swap	12	Other income (expense)	(51)	Other income (expense)	13

The effects of instruments that were designated as cash flow hedges and the related changes in accumulated other comprehensive loss and the gains and losses recognized in earnings for the nine months ended September 30, 2017 were as follows:

			Amount of
		Location of	Gain (Loss)	Location of Gain	Location of Gain
	Amount of Gain	Gain (Loss)	Reclassified from	(Loss) Recognized in	(Loss) Recognized in
	(Loss) in Other	Reclassified from	Accumulated Other	Earnings on Derivative	Earnings on Derivative
	Comprehensive	Accumulated Other	Comprehensive	(Ineffective Portion	(Ineffective Portion
	Income on	Comprehensive	Income	and Amount	and Amount
	Derivative	Income	into Earnings	Excluded from	Excluded from
	(Effective Portion)	(Effective Portion)	(Effective Portion)	Effectiveness Testing)	Effectiveness Testing)
Foreign currency exchange forward contracts	$(3,445)	Product sales	$26	Product sales	$(1)
Foreign currency exchange forward contracts	(11)	Other revenue	(11)	Other revenue	—
Foreign currency exchange purchased option contracts	(1,047)	Product sales	—	Product sales	—
Interest rate swap	(138)	Other income (expense)	(176)	Other income (expense)	13

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

We enter into master netting arrangements, which are designed to permit net settlement of derivative transactions among the respective counterparties. If we had settled all transactions with our respective counterparties at September 30, 2018, we would have received a net settlement termination payment of $3.4 million, which differs insignificantly from the recorded fair value of the derivatives. We present our derivative assets and liabilities at their gross fair values.

The notional amounts of outstanding derivative instruments associated with outstanding or unsettled derivative instruments were as follows:

	September 30,	December 31,
	2018	2017
Foreign exchange forward contracts in GBP	£45,630	£46,465
Foreign exchange purchased option contracts in GBP	£39,365	£34,050
Foreign exchange forward contracts in EUR	€14,300	€5,350
Foreign exchange purchased option contracts in EUR	€1,675	€—
Interest rate swap	$41,198	$44,756

(10)  Fair Value Measurements

The amounts reported in the unaudited condensed consolidated balance sheets as cash and cash equivalents, accounts receivable, related-party receivables, prepaid expenses and other current assets, accounts payable, related-party payables and accrued liabilities and accrued and other current liabilities approximate fair value because of the short-term nature of these instruments.

Derivative instruments and long-term debt and capital lease obligations, including the current portion, are classified as Level 2 instruments. The fair value of our senior notes (see Note 11, Long-Term Debt and Capital Lease Obligations – Senior Notes Due 2021) was determined based on observable market prices in a less active market and was categorized as Level 2 in the fair value hierarchy. The fair value of other long-term debt and capital lease obligations classified as Level 2 was determined based on market prices not quoted on active markets and other observable market data.

The carrying amount and estimated fair value of long-term debt and capital lease obligations as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Senior notes	$352,682	$366,420	$352,224	$374,624
Other long-term debt and capital lease obligations	56,835	56,835	48,793	48,793
Total long-term debt and capital lease obligations	$409,517	$423,255	$401,017	$423,417

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

(11) Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations at carrying value are composed of the following:

	September 30,	December 31,
	2018	2017
Senior notes, net of unamortized discount, premium and debt issuance of $2.3 million as of September 30, 2018 and $2.8 million as of December 31, 2017	$352,682	$352,224
Senior secured credit facilities, Tranche A-1 Advances, net of unamortized discount and debt issuance costs of $0.7 million as of September 30, 2018 and $1.0 million as of December 31, 2017	36,365	39,263
Senior secured credit facilities, Tranche A-3 Advances, net of unamortized discount and debt issuance costs of $0.1 million as of September 30, 2018 and December 31, 2017	4,081	4,372
Senior secured credit facilities, revolving credit commitments	11,500	—
Other loans	2,017	2,023
Capital leases	2,872	3,135
Total long-term debt and capital lease obligations	409,517	401,017
Less current portion of long-term debt and capital lease obligations	(7,070)	(6,186)
Long-term debt and capital lease obligations, excluding current installments	$402,447	$394,831

Senior Notes Due 2021

As of September 30, 2018 and December 31, 2017, we were in compliance with all covenants and restrictions associated with, and no events of default existed under, our 8.5% senior unsecured notes due 2021. Our obligations under the senior notes are guaranteed by certain of our subsidiaries and secured by liens on substantially all of our assets.

Senior Secured Credit Facilities

We amended the credit agreement governing our senior secured credit facilities in September 2018 to increase the maximum allowable ratio of total debt to consolidated EBITDA (the “Total Leverage Ratio”) to 4.75:1.00 as of the end of each quarter prior to maturity. Prior to the amendment, the Total Leverage Ratio was at 4.00:1.00 and was scheduled to decrease to 3.75:1.00 beginning with the quarter ending December 31, 2018 through maturity.

As of September 30, 2018 and December 31, 2017, we had $11.5 million and $0, respectively, in borrowing under the revolving credit commitments under our senior secured credit facilities. As of September 30, 2018, under the revolving credit commitments, we had no letters of credit outstanding and had a $4.0 million letter of credit outstanding as of December 31, 2017. In October 2018, we amended and restated the revolving credit commitments increasing the total revolving commitments from $100.0 million to $350.0 million. See Note 19, Subsequent Event.

As of September 30, 2018 and December 31, 2017, we were in compliance with all covenants and restrictions associated with, and no events of default existed under, our senior secured credit facilities. Our obligations under the senior secured credit facilities are guaranteed by certain of our subsidiaries and secured by liens on substantially all of our assets.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

(12) Related-Party Transactions

Related-party amounts included on the unaudited condensed consolidated statements of operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017 (Recast)	2018	2017 (Recast)
Other revenue	$1,042	$765	$3,346	$4,390
Cost of goods sold	20,133	17,044	56,184	47,222
General and administrative expenses	4,113	3,735	11,628	9,908

Management Services Agreement

We are party to a Management Services Agreement (the “MSA”) with Enviva Management Company, LLC (the “Provider”), a wholly owned subsidiary of the sponsor. Under the MSA, the Provider provides us with operations, general administrative, management and other services (the “Services”). We are required to reimburse the Provider the amount of all direct or indirect internal or third-party expenses incurred by the Provider in connection with the provision of the Services.

During the three and nine months ended September 30, 2018, $13.4 million and $35.9 million, respectively, related to the MSA was included in cost of goods sold, and $4.1 million and $11.6 million, respectively, was included in general and administrative expenses, on the unaudited condensed consolidated statements of operations. At September 30, 2018, $2.7 million incurred under the MSA was included in finished goods inventory.

During the three and nine months ended September 30, 2017, $9.7 million and $32.9 million, respectively, related to the MSA was included in cost of goods sold, and $3.7 million and $9.9 million, respectively, was included in general and administrative expenses, on the unaudited condensed consolidated statements of operations.

As of September 30, 2018 and December 31, 2017, the Partnership had $18.7 million and $19.6 million, respectively, included in related-party payables primarily related to the MSA.

Common Control Transactions

In October 2017, we purchased all of the issued and outstanding limited liability company interests in Wilmington for total consideration of $130.0 million (see Note 1, Description of Business and Basis of Presentation). The purchase price for the Wilmington Drop-Down included $74.0 million of deferred consideration.

Wilmington will enter into a long-term terminal services agreement (the “Wilmington Hamlet TSA”) with the First Hancock JV and Enviva Pellets Hamlet, LLC (“Hamlet”) to receive, store and load wood pellets from the First Hancock JV’s production plant in Hamlet, North Carolina (the “Hamlet plant”) when the First Hancock JV completes construction of the Hamlet plant. The Wilmington Hamlet TSA also provides for deficiency payments to Wilmington if minimum throughput requirements are not met. Following notice of the anticipated first delivery of wood pellets to the Wilmington terminal from the Hamlet plant, we will enter into the Wilmington Hamlet TSA and make the deferred consideration payment of $74.0 million in cash and/or common units to the First Hancock JV, subject to certain conditions. At September 30, 2018 and December 31, 2017, the $74.0 million was included in related-party long-term payable on the condensed consolidated balance sheets.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

Related-Party Indemnification

We acquired Enviva Pellets Sampson, LLC (“Sampson”) in December 2016 (“Sampson Drop-Down”). Sampson owns a wood pellet production plant in Sampson County, North Carolina (the “Sampson plant”). In connection with the Sampson Drop-Down and the Wilmington Drop-Down, the First Hancock JV agreed to indemnify us, our affiliates, and our respective officers, directors, managers, counsel, agents and representatives from all costs and losses arising from certain vendor liabilities and claims related to the construction of the Sampson plant and the Wilmington terminal that were included in the net assets acquired.

We recorded a related-party receivable from the First Hancock JV of $6.4 million for reimbursement of such indemnifiable amounts related to the Sampson Drop-Down. At September 30, 2018 and December 31, 2017, the related-party receivable associated with such amounts was $2.0 million and $3.0 million, respectively.

We recorded a related-party receivable from the First Hancock JV of $1.8 million for reimbursement of such indemnifiable amounts related to the Wilmington Drop-Down. At September 30, 2018 and December 31, 2017, the related-party receivable associated with such amounts was $1.3 million.

Sampson Construction Payments

Pursuant to payment agreements between us and the First Hancock JV, the First Hancock JV agreed to pay an aggregate amount of $2.9 million to us in consideration for costs incurred by us to repair or replace certain equipment at the Sampson plant following the consummation of the Sampson Drop-Down. As of September 30, 2018, $2.9 million has been received and no further amounts are outstanding.

Holdings TSA

Pursuant to the Holdings TSA, the sponsor agreed to deliver a minimum of 125,000 MT of wood pellets per quarter for receipt, storage, handling and loading services by the Wilmington terminal and pay a fixed fee on a per-ton basis for such terminal services. The Holdings TSA remains in effect until September 1, 2026. During the three months and nine months ended September 30, 2018, we recorded $0 and $0.8 million, respectively, as terminal services revenue from the sponsor, which is included in other revenue. During the three and nine months ended September 30, 2017, we recorded $0.6 million and $1.3 million, respectively, as terminal services revenue from the sponsor, which is included in other revenue.

In February 2018, the sponsor amended and assigned the Holdings TSA to Greenwood. Deficiency payments are due to Wilmington if quarterly minimum throughput requirements are not met. During the three and nine months ended September 30, 2018, we recorded $0.5 million and $2.0 million, respectively, of deficiency fees from Greenwood, which is included in other revenue.

In September 2018, Hurricane Florence impacted the rail line on which wood pellets are typically transported from the Greenwood plant to the Wilmington terminal. As a result, Greenwood was unable to satisfy certain commitments under the Holdings TSA and a contract to purchase wood pellets produced by the Greenwood plant (the “Greenwood contract”) and agreed to pay $1.8 million to us as deficiency fees in consideration of these commitments. Consideration of $0.5 million related to the Holdings TSA was included in other revenue and $1.3 million related to the Greenwood contract was included as a reduction of cost of goods sold.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

Enviva FiberCo, LLC

We purchase raw materials from Enviva FiberCo, LLC, a wholly-owned subsidiary of our sponsor. Such raw material purchases during the three and nine months ended September 30, 2018 and 2017 were $1.8 million and $5.3 million and $2.2 million and $6.3 million, respectively.

Biomass Purchase Agreement – Hancock JV

In September 2016, Sampson entered into a confirmation under a master biomass purchase and sale agreement between Enviva, LP and the First Hancock JV pursuant to which Sampson agreed to sell to the sponsor 60,000 MT of wood pellets through August 31, 2017. In June 2017, the sponsor satisfied its take-or-pay obligation under the agreement with a $2.7 million payment to us, which is included in other revenue.

Biomass Option Agreement – Enviva Holdings, LP

In February 2017, Enviva, LP entered into an agreement and a confirmation thereunder with the sponsor (together, the “Option Contract”), pursuant to which Enviva, LP had the option to purchase certain volumes of wood pellets from the sponsor and the sponsor had a corresponding right to re-purchase volumes purchased by Enviva, LP.

Enviva, LP purchased $0 and $1.7 million of wood pellets from the sponsor during the three and nine months ended September 30, 2018, respectively. During the three and nine months ended September 30, 2017, Enviva, LP purchased $5.2 million and $8.1 million, respectively, of wood pellets from the sponsor. The wood pellet purchase amounts are included in cost of goods sold in our unaudited condensed consolidated statements of operations. The Option Contract terminated in accordance with its terms in March 2018.

EVA-MGT Contracts

In January 2016, we entered into a contract (the “EVA‑MGT Contract”) with the First Hancock JV to supply 375,000 metric tons per year (“MTPY”) of wood pellets  to MGT Teesside Limited’s Tees Renewable Energy Plant (the “Tees REP”), which is under development. As amended, the EVA‑MGT Contract commences in 2019, ramps to full supply in 2021 and continues through 2034. The EVA-MGT Contract is denominated in U.S. Dollars for commissioning volumes in 2019 and in GBP thereafter.

We entered into a second supply agreement with the First Hancock JV in connection with the Sampson Drop-Down to supply an additional 95,000 MTPY of the contracted volume to the Tees REP. The contract, which is denominated in GBP, commences in 2020 and continues through 2034.

Greenwood Contract

In February 2018, we entered into a contract with Greenwood to purchase wood pellets produced by the Greenwood plant through March 2022 and have a take-or-pay obligation with respect to 550,000 MTPY of wood pellets (prorated for partial contract years) beginning in mid-2019.

During the three and nine months ended September 30, 2018, we purchased $8.5 million and $16.8 million, respectively, of wood pellets from Greenwood, of which $6.2 million and $14.5 million, respectively, is included in cost of goods sold. As of September 30, 2018, $2.3 million is included in finished goods inventory and $10.8 million is included in related-party payables related to our wood pellet purchases from Greenwood.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

Long-Term Incentive Plan Vesting

During the three and nine months ended September 30, 2018, we paid $2.7 million and $6.7 million, respectively, to the General Partner and the Provider in connection with the settlement of performance-based phantom unit awards under the Enviva Partners, LP Long-Term Incentive Plan (“LTIP”).

(13) Partners’ Capital

Common and Subordinated Units - Sponsor

On May 9, 2018, the sponsor sold to third parties all of the 1,265,453 common units held by the sponsor on such date. On May 30, 2018, all of our 11,905,138 previously outstanding subordinated units, which were held by the sponsor, converted into common units on a one‑for‑one basis. As of September 30, 2018, 11,905,138 common units were held by the sponsor.

Allocations of Net Income

Net income and loss is allocated among the partners of the Partnership in accordance with their respective ownership interest percentages after giving effect, where applicable, to priority income allocations in an amount equal to incentive cash distributions, 100% of which are allocated to the General Partner.

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

At-the-Market Offering Program

Pursuant to an equity distribution agreement dated August 8, 2016, we may offer and sell common units from time to time through a group of managers, subject to the terms and conditions set forth in such agreement, of up to an aggregate sales amount of $100.0 million (the “ATM Program”).

During the three months ended September 30, 2018 and 2017, we did not sell common units under the ATM Program. During the nine months ended September 30, 2018, we sold 8,408 common units under the ATM Program for net proceeds of $0.2 million, net of an insignificant amount of commissions. During the three and nine months ended September 30, 2017, we sold 63,577 common units under the ATM Program for net proceeds of $1.7 million, net of an insignificant amount of commissions. Net proceeds from sales under the ATM Program were used for general partnership purposes.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

Cash Distributions to Unitholders

Distributions that have been paid or declared related to the reporting period are considered in the determination of earnings per unit. The following table details the cash distribution paid or declared (in millions, except per-unit amounts):

						Total
						Payment to
						General
						Partner for
						Incentive
	Declaration	Record	Payment	Distribution	Total Cash	Distribution
Quarter Ended	Date	Date	Date	Per Unit	Distribution	Rights
March 31, 2017	May 3, 2017	May 18, 2017	May 30, 2017	$0.5550	$14.6	$0.5
June 30, 2017	August 2, 2017	August 15, 2017	August 29, 2017	$0.5700	$15.0	$0.7
September 30, 2017	November 2, 2017	November 15, 2017	November 29, 2017	$0.6150	$16.2	$1.1
December 31, 2017	January 31, 2018	February 15, 2018	February 28, 2018	$0.6200	$16.3	$1.1
March 31, 2018	May 3, 2018	May 15, 2018	May 29, 2018	$0.6250	$16.5	$1.3
June 30, 2018	August 1, 2018	August 15, 2018	August 29, 2018	$0.6300	$16.7	$1.4
September 30, 2018	October 31, 2018	November 15, 2018	November 29, 2018	$0.6350	$16.8	$1.5

For purposes of calculating our earnings per unit under the two-class method, common units are treated as participating preferred units, and the subordinated units were treated as the residual equity interest, or common equity. IDRs are treated as participating securities.

Distributions made in future periods based on the current period calculation of cash available for distribution are allocated to each class of equity that will receive the distribution. Any unpaid cumulative distributions are allocated to the appropriate class of equity.

We determine the amount of cash available for distribution for each quarter in accordance with our partnership agreement. The amount to be distributed to common unitholders, subordinated unitholders and IDR holders is based on the distribution waterfall set forth in our partnership agreement. Net earnings for the quarter are allocated to each class of partnership interest based on the distributions to be made. On May 30, 2018, the subordination period ended in accordance with our partnership agreement and the subordinated units were converted into common units on a one-for-one basis (see Note 17, Net Income (Loss) per Limited Partner Unit).

Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components: net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses and gains and losses that pursuant to GAAP are included in comprehensive income (loss) but excluded from net income (loss). Our other comprehensive income (loss) for three and nine months ended September 30, 2018 and 2017 primarily consists of unrealized gains and losses related to derivative instruments accounted for as cash flow hedges.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

The following table presents the changes in accumulated other comprehensive income for the nine months ended September 30, 2018:

Balance at December 31, 2017	$(3,040)
Net unrealized gains on derivative instruments	5,750
Reclassification of net gains on derivative instruments realized into earnings	(2,076)
Currency translation adjustment	1
Accumulated other comprehensive income at September 30, 2018	$635

The following table presents the changes in accumulated other comprehensive loss for the nine months ended September 30, 2017:

Balance at December 31, 2016	$595
Net unrealized losses on derivative instruments	(4,641)
Reclassification of net losses on derivative instruments realized into earnings	161
Accumulated other comprehensive loss at September 30, 2017	$(3,885)

Non-controlling Interests—First Hancock JV

Wilmington was a wholly owned subsidiary of the First Hancock JV prior to the consummation of the Wilmington Drop-Down. Our financial statements have been recast to include the financial results of Wilmington as if the consummation of the Wilmington Drop-Down had occurred on May 15, 2013, the date Wilmington was originally organized. The indirect interests of the First Hancock JV’s third-party investors in Wilmington for periods prior to the Wilmington Drop-Down transaction have been reflected as a non-controlling interest in our financial statements. Our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2017 include net losses of $0.7 million and $3.1 million, respectively, attributable to the non-controlling interests in Wilmington.

(14) Equity-Based Awards

Affiliate Grants

The following table summarizes information regarding phantom unit awards under the LTIP to employees of the Provider (the “Affiliate Grants”):

	Time-Based		Performance-Based		Total Affiliate Grant
	Phantom Units		Phantom Units		Phantom Units
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
		Fair Value		Fair Value		Fair Value
	Units	(per unit)(1)	Units	(per unit)(1)	Units	(per unit)(1)
Nonvested December 31, 2017	595,866	$22.32	111,104	$25.52	706,970	$22.82
Granted	386,978	$29.12	159,353	$28.83	546,331	$29.04
Adjusted	—	$—	19,832	$18.19	19,832	$18.19
Forfeitures	(83,629)	$25.48	(17,469)	$25.76	(101,098)	$25.53
Vested	(181,536)	$21.42	(45,059)	$23.80	(226,595)	$21.89
Nonvested September 30, 2018	717,679	$25.85	227,761	$27.52	945,440	$26.25

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

At September 30, 2018, $0.2 million is included in related-party payables to the Provider to satisfy the withholding tax requirements associated with 11,037 time-based phantom awards that vested under the LTIP during the three months ended September 30, 2018. We paid $2.7 million to the Provider to satisfy the withholding tax requirements associated with 170,499 time-based phantom unit awards and 45,059 performance-based phantom unit awards that vested under the LTIP during the nine months ended September 30, 2018. On December 31, 2017, 139,810 performance-based phantom unit awards vested. In connection with the settlement of such awards on January 31, 2018, we paid $2.3 million to the General Partner, which then acquired 81,708 common units at a market price of $28.65 per unit from a wholly owned subsidiary of the sponsor to satisfy its obligations under the LTIP. We also paid $1.7 million to the Provider to satisfy the withholding tax requirements associated with such units. The Provider recognized an additional $0.1 million in expense for the change in fair value of these awards between the vesting and settlement date, which was allocated to us in the same manner as other corporate expenses.

Director Grants

The following table summarizes information regarding phantom unit awards under the LTIP to certain non-employee directors of the General Partner (the “Director Grants”):

	Time-Based		Performance-Based		Total Director Grant
	Phantom Units		Phantom Units		Phantom Units
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
		Fair Value		Fair Value		Fair Value
	Units	(per unit)(1)	Units	(per unit)(1)	Units	(per unit)(1)
Nonvested December 31, 2017	15,840	$25.25	—	$—	15,840	$25.25
Granted	13,964	$28.65	—	$—	13,964	$28.65
Vested	(15,840)	$25.25	—	$—	(15,840)	$25.25
Nonvested September 30, 2018	13,964	$28.65	—	$—	13,964	$28.65

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.

In February 2018, Director Grants valued at $0.4 million were granted and vest on the first anniversary of the grant date. In February 2018, the Director Grants that were nonvested at December 31, 2017 vested, and common units were issued in respect thereof.

Distribution Equivalent Rights

Unpaid distribution equivalent rights (“DERs”) amounts related to the performance-based Affiliate Grants at September 30, 2018 were $1.0 million, of which $0.4 million are included in related-party accrued liabilities and $0.6 million are included in other long-term liabilities on the condensed consolidated balance sheets. Unpaid DER amounts related to the performance-based Affiliate Grants at December 31, 2017 were $0.9 million, of which $0.7 million are included in accrued liabilities and $0.2 million are included in other long-term liabilities. DER distributions related to the time- and performance-based Affiliate Grants were $0.6 million and $1.8 million for the three and nine months ended September 30, 2018, respectively. Payments related to DERs for the three and none months ended September 31, 2017 were not significant.

(15) Income Taxes

Our operations are organized as limited partnerships and entities that are disregarded entities for federal and state income tax purposes. As a result, we are not subject to U.S. federal and most state income taxes. The unitholders of the

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

Partnership are liable for these income taxes on their share of our taxable income. Some states impose franchise and capital taxes on the Partnership. Such taxes are not material to the condensed consolidated financial statements and have been included in other income (expense) as incurred.

As of September 30, 2018, the only periods subject to examination for federal and state income tax returns are 2015 through 2017. We believe our income tax filing positions, including our status as a pass-through entity, would be sustained on audit and do not anticipate any adjustments that would result in a material change to our unaudited condensed consolidated balance sheet. Therefore, no reserves for uncertain tax positions or interest and penalties have been recorded. For the three and nine months ended September 30, 2018 and 2017, no provision for federal or state income taxes has been recorded in the condensed consolidated financial statements.

(16) Commitments and Contingencies

During the fourth quarter of 2016, we re-purchased a shipment of wood pellets from one customer and subsequently sold it to another customer in a purchase and sale transaction. Smoldering was observed onboard the vessel carrying the shipment, which resulted in damage to a portion of the shipment and one of the vessel’s five cargo holds (the “Shipping Event”). The disponent owner of the vessel (the “Shipowner”) had directly or indirectly chartered the vessel from certain other parties (collectively, the “Head Owners”) and in turn contracted with our wholly owned subsidiary, Enviva Pellets Cottondale, LLC (“Cottondale”), as the charterer of the vessel. Following the mutual appointment of arbitrators in connection with the Shipping Event, in June 2017, the Shipowner submitted claims against Cottondale (the “Claims”) alleging damages of approximately $11.8 million (calculated using exchange rates as of September 30, 2018), together with other unquantified losses and damages. The Claims provide that the Shipowner would seek indemnification and other damages from Cottondale to the extent that the Shipowner is unsuccessful in its defense of claims raised by the Head Owners against it for damages arising in connection with the Shipping Event.

Although it is reasonably possible that the Shipping Event may result in additional costs for our account, responsibility for such costs and liabilities incurred in connection with the Shipping Event is disputed among the various parties involved. If any such costs and liabilities ultimately are allocated to us, a portion may be recovered under insurance. We believe that we have meritorious defenses to the Claims, but are generally unable to predict the timing or outcome of any claims or proceedings, including the Claims, associated with the Shipping Event, or any insurance recoveries in respect thereof. Consequently, we are unable to provide an estimate of the amount or range of possible loss.

(17) Net Income (Loss) per Limited Partner Unit

Net income (loss) per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net income (loss), after deducting any incentive distributions, by the weighted-average number of outstanding common and subordinated units. Our net income (loss) is allocated to the limited partners in accordance with their respective ownership percentages, after giving effect to priority income allocations for incentive distributions, if any, to the holder of the IDRs, which are declared and paid following the close of each quarter. Earnings in excess of distributions are allocated to the limited partners based on their respective ownership interests. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income (loss) allocations used in the calculation of earnings per unit.

On May 30, 2018, the requirements under our partnership agreement for the conversion of all of our subordinated units into common units were satisfied and the subordination period for such subordinated units ended. As a result, all of our 11,905,138 outstanding subordinated units converted into common units on a one-for-one basis. The conversion did not impact the amount of the cash distribution paid or the total number of our outstanding units representing limited partner interests. Our net income (loss) was allocated to the general partner and the limited partners, including the holders of the subordinated units and IDR holders in accordance with our partnership agreement.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

In addition to the common and subordinated units, we have also identified the IDRs and phantom units as participating securities and use the two-class method when calculating the net income (loss) per unit applicable to limited partners, which is based on the weighted-average number of common units and subordinated units outstanding during the period. Diluted net income per unit includes the effects of potentially dilutive time-based and performance-based phantom units on our common units. Basic and diluted earnings per unit applicable to subordinated limited partners are the same because there are no potentially dilutive subordinated units outstanding.

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

The following computation of net income (loss) per limited partner unit is as follows for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018
	Common	Subordinated	General
	Units	Units	Partner
Weighted-average common units outstanding—basic	26,477	—	—
Effect of nonvested phantom units	1,001	—	—
Weighted-average common units outstanding—diluted	27,478	—	—

	Three Months Ended September 30, 2018
	Common	Subordinated	General
	Units	Units	Partner	Total

Distributions declared	$16,814	$—	$1,532	$18,346
Earnings less than distributions	(4,990)	—	—	(4,990)
Net income attributable to partners	$11,824	$—	$1,532	$13,356
Weighted-average units outstanding—basic	26,477	—
Weighted-average units outstanding—diluted	27,478	—
Net income per limited partner unit—basic	$0.45	$—
Net income per limited partner unit—diluted	$0.43	$—

	Nine Months Ended September 30, 2018
	Common	Subordinated	General
	Units	Units	Partner
Weighted-average common units outstanding—basic	19,866	6,541	—
Effect of nonvested phantom units	—	—	—
Weighted-average common units outstanding—diluted	19,866	6,541	—

	Nine Months Ended September 30, 2018
	Common	Subordinated	General
	Units	Units	Partner	Total
Distributions declared	$37,618	$12,386	$4,197	$54,201
Earnings less than distributions	(42,607)	(14,029)	—	(56,636)
Net (loss) income attributable to partners	$(4,989)	$(1,643)	$4,197	$(2,435)
Weighted-average units outstanding—basic and diluted	19,866	6,541
Net loss per limited partner unit—basic and diluted	$(0.25)	$(0.25)

	Three Months Ended September 30, 2017
	Common	Subordinated	General
	Units	Units	Partner
Weighted-average common units outstanding—basic	14,412	11,905	—
Effect of nonvested phantom units	973	—	—
Weighted-average common units outstanding—diluted	15,385	11,905	—

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

	Three Months Ended September 30, 2017
	Common	Subordinated	General
	Units	Units	Partner	Total
Distributions declared	$8,863	$7,322	$1,063	$17,248
Earnings less than distributions	(5,974)	(4,935)	—	(10,909)
Net income attributable to partners	$2,889	$2,387	$1,063	$6,339
Weighted-average units outstanding—basic	14,412	11,905
Weighted-average units outstanding—diluted	15,385	11,905
Net income per limited partner unit—basic	$0.20	$0.20
Net income per limited partner unit—diluted	$0.19	$0.20

	Nine Months Ended September 30, 2017
	Common	Subordinated	General
	Units	Units	Partner
Weighted-average common units outstanding—basic	14,400	11,905	—
Effect of nonvested phantom units	943	—	—
Weighted-average common units outstanding—diluted	15,343	11,905	—

	Nine Months Ended September 30, 2017
	Common	Subordinated	General
	Units	Units	Partner	Total
Distributions declared	$25,077	$20,715	$2,269	$48,061
Earnings less than distributions	(19,345)	(15,980)	—	(35,325)
Net income attributable to partners	$5,732	$4,735	$2,269	$12,736
Weighted-average units outstanding—basic	14,400	11,905
Weighted-average units outstanding—diluted	15,343	11,905
Net income per limited partner unit—basic	$0.40	$0.40
Net income per limited partner unit—diluted	$0.37	$0.40

(18) Supplemental Guarantor Information

Enviva Partners, LP and Enviva Partners Finance Corp., are the co-issuers of our senior notes on a joint and several basis. Enviva Partners, LP has no material independent assets or operations. Our senior notes are guaranteed on a senior unsecured basis by certain of our direct and indirect wholly owned subsidiaries (excluding Enviva Partners Finance Corp. and certain immaterial subsidiaries, collectively, the “Non-Guarantor Subsidiaries”) and will be guaranteed by our future restricted subsidiaries that guarantee certain of our other indebtedness (collectively, the “Subsidiary Guarantors”). The guarantees are full and unconditional and joint and several. Each of the Subsidiary Guarantors is directly or indirectly 100% owned by the Partnership. Enviva Partners Finance Corp. is a finance subsidiary formed for the purpose of being the co-issuer of our senior notes. Other than certain restrictions arising under our senior secured credit facilities and our senior notes (see Note 11,  Long-Term Debt and Capital Lease Obligations), there are no significant restrictions on the ability of any restricted subsidiary to (1) pay dividends or make any other distributions to the Partnership or any of its restricted subsidiaries or (2) make loans or Borrowings to the Partnership or any of its restricted subsidiaries. As of September 30, 2018, our non-guarantor subsidiaries net loss was more than 3% of our consolidated net loss for the nine months ended September 30, 2018. As such, and in accordance with Rule 3-10 of Regulation S-X, supplemental consolidating financial statements have been prepared from our financial information on the same basis of accounting as our consolidated financial statements. In periods prior to September 30, 2018, condensed consolidating financial

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

information required under Rule 3-10 was not provided as our non-guarantor subsidiaries were considered minor or were not required to be presented.

Condensed Consolidated Balance Sheet
September 30, 2018

	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$786	$77	$—	$863
Accounts receivable, net	49,152	—	—	49,152
Related-party receivables	10,355	4,611	(9,431)	5,535
Inventories	34,322	—	—	34,322
Prepaid expenses and other current assets	1,643	—	—	1,643
Total current assets	96,258	4,688	(9,431)	91,515

Property, plant and equipment, net	552,456	—	—	552,456
Intangible assets, net	—	—	—	—
Goodwill	85,615	—	—	85,615
Other long-term assets	4,783	—	—	4,783
Total assets	$739,112	$4,688	$(9,431)	$734,369

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$10,730	$—	$—	$10,730
Related-party payables and accrued liabilities	34,900	4,820	(9,431)	30,289
Accrued and other current liabilities	35,849	—	—	35,849
Current portion of interest payable	12,573	—	—	12,573
Current portion of long-term debt and capital lease obligations	7,070	—	—	7,070
Total current liabilities	101,122	4,820	(9,431)	96,511
Long-term debt and capital lease obligations	402,447	—	—	402,447
Related-party long-term payable	74,000	—	—	74,000
Long-term interest payable	980	—	—	980
Other long-term liabilities	4,687	—	—	4,687
Total liabilities	583,236	4,820	(9,431)	578,625
Total Enviva Partners, LP partners’ capital	155,876	(132)	—	155,744
Total liabilities and partners’ capital	$739,112	$4,688	$(9,431)	$734,369

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

Condensed Consolidated Balance Sheet
December 31, 2017

	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$524	$—	$—	$524
Accounts receivable, net	79,185	—	—	79,185
Related-party receivables	5,412	—	—	5,412
Inventories	23,536	—	—	23,536
Prepaid expenses and other current assets	1,006	—	—	1,006
Total current assets	109,663	—	—	109,663

Property, plant and equipment, net	562,330	—	—	562,330
Intangible assets, net	109	—	—	109
Goodwill	85,615	—	—	85,615
Other long-term assets	2,394	—	—	2,394
Total assets	$760,111	$—	$—	$760,111

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$7,554	$—	$—	$7,554
Related-party payables and accrued liabilities	26,398	—	—	26,398
Accrued and other current liabilities	29,363	—	—	29,363
Current portion of interest payable	5,029	—	—	5,029
Current portion of long-term debt and capital lease obligations	6,186	—	—	6,186
Total current liabilities	74,530	—	—	74,530
Long-term debt and capital lease obligations	394,831	—	—	394,831
Related-party long-term payable	74,000	—	—	74,000
Long-term interest payable	890	—	—	890
Other long-term liabilities	5,491	—	—	5,491
Total liabilities	549,742	—	—	549,742
Total Enviva Partners, LP partners’ capital	210,369	—	—	210,369
Total liabilities and partners’ capital	$760,111	$—	$—	$760,111

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

Condensed Consolidated Statement of Operations
For the Three Months Ended September 30, 2018

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product sales	$142,541	$—	$—	$142,541
Other revenue	1,607	—	—	1,607
Net revenue	144,148	—	—	144,148
Cost of goods sold	103,695	—	—	103,695
Loss on disposal of assets	656	—	—	656
Depreciation and amortization	9,678	—	—	9,678
Total cost of goods sold	114,029	—	—	114,029
Gross margin	30,119	—	—	30,119
General and administrative expenses	7,287	28	—	7,315
Income (loss) from operations	22,832	(28)	—	22,804
Other (expense) income:
Interest expense	(9,445)	—	—	(9,445)
Other (expense) income:	(12)	9	—	(3)
Total other (expense) income, net	(9,457)	9	—	(9,448)
Net income (loss)	13,375	(19)	—	13,356
Less net loss attributable to noncontrolling partners’ interests	—	—	—	—
Net income (loss) attributable to Enviva Partners, LP	$13,375	$(19)	$—	$13,356
Less: Pre-acquisition loss from operations of Enviva Port of Wilmington, LLC Drop-Down allocated to General Partner	—	—	—	—
Enviva Partners, LP limited partners’ interest in net income (loss)	$13,375	$(19)	$—	$13,356

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

Condensed Consolidated Statement of Operations
For the Three Months Ended September 30, 2017

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product sales	$125,422	$—	$—	$125,422
Other revenue	6,801	—	—	6,801
Net revenue	132,223	—	—	132,223
Cost of goods sold	101,102	(205)	—	100,897
Loss on disposal of assets	1,237	—	—	1,237
Depreciation and amortization	9,707	—	—	9,707
Total cost of goods sold	112,046	(205)	—	111,841
Gross margin	20,177	205	—	20,382
General and administrative expenses	7,493	211	—	7,704
Income (loss) from operations	12,684	(6)	—	12,678
Other expense:
Interest expense	(7,653)	—	—	(7,653)
Other expense	(2)	—	—	(2)
Total other expense, net	(7,655)	—	—	(7,655)
Net income (loss)	5,029	(6)	—	5,023
Less net loss attributable to noncontrolling partners’ interests	660	5	—	665
Net income (loss) attributable to Enviva Partners, LP	$5,689	$(1)	$—	$5,688
Less: Pre-acquisition loss from operations of Enviva Port of Wilmington, LLC Drop-Down allocated to General Partner	(651)	—	—	(651)
Enviva Partners, LP limited partners’ interest in net income (loss)	$6,340	$(1)	$—	$6,339

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

Condensed Consolidated Statement of Operations
For the Nine Months Ended September 30, 2018

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product sales	$398,031	$—	$—	$398,031
Other revenue	7,037	—	—	7,037
Net revenue	405,068	—	—	405,068
Cost of goods sold	330,456	—	—	330,456
Loss on disposal of assets	900	—	—	900
Depreciation and amortization	28,800	—	—	28,800
Total cost of goods sold	360,156	—	—	360,156
Gross margin	44,912	—	—	44,912
General and administrative expenses	21,358	48	—	21,406
Income (loss) from operations	23,554	(48)	—	23,506
Other income (expense):
Interest expense	(27,137)	—	—	(27,137)
Other income (expense)	1,281	(85)	—	1,196
Total other expense, net	(25,856)	(85)	—	(25,941)
Net loss	(2,302)	(133)	—	(2,435)
Less net loss attributable to noncontrolling partners’ interests	—	—	—	—
Net loss attributable to Enviva Partners, LP	$(2,302)	$(133)	$—	$(2,435)
Less: Pre-acquisition loss from operations of Enviva Port of Wilmington, LLC Drop-Down allocated to General Partner	—	—	—	—
Enviva Partners, LP limited partners’ interest in net loss	$(2,302)	$(133)	$—	$(2,435)

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

Condensed Consolidated Statement of Operations
For the Nine Months Ended September 30, 2017

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product sales	$363,689	$2,453	$—	$366,142
Other revenue	16,071	—	—	16,071
Net revenue	379,760	2,453	—	382,213
Cost of goods sold	294,542	2,244	—	296,786
Loss on disposal of assets	3,242	—	—	3,242
Depreciation and amortization	29,104	—	—	29,104
Total cost of goods sold	326,888	2,244	—	329,132
Gross margin	52,872	209	—	53,081
General and administrative expenses	21,666	1,671	—	23,337
Income (loss) from operations	31,206	(1,462)	—	29,744
Other expense:
Interest expense	(23,070)	—	—	(23,070)
Other expense	(199)	—	—	(199)
Total other expense, net	(23,269)	—	—	(23,269)
Net income (loss)	7,937	(1,462)	—	6,475
Less net loss attributable to noncontrolling partners’ interests	3,139	41	—	3,180
Net income (loss) attributable to Enviva Partners, LP	$11,076	$(1,421)	$—	$9,655
Less: Pre-acquisition loss from operations of Enviva Port of Wilmington, LLC Drop-Down allocated to General Partner	(3,081)	—	—	(3,081)
Enviva Partners, LP limited partners’ interest in net income (loss)	$14,157	$(1,421)	$—	$12,736

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

Condensed Consolidated Statement of Comprehensive Income
For the Three Months Ended September 30, 2018

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$13,375	$(19)	$—	$13,356
Other comprehensive income (loss):
Net unrealized gains on cash flow hedges	2,713	—	—	2,713
Reclassification of net gains realized into net income (loss)	(2,013)	—	—	(2,013)
Currency translation adjustment	—	1	—	1
Total other comprehensive income	700	1	—	701
Total comprehensive income (loss)	14,075	(18)	—	14,057
Less:
Pre-acquisition loss from operations of Enviva Port of Wilmington, LLC Drop-Down allocated to General Partner	—	—	—	—
Total comprehensive income (loss) subsequent to Enviva Port of Wilmington, LLC Drop-Down	14,075	(18)	—	14,057
Less:
Comprehensive loss attributable to noncontrolling partners’ interests	—	—	—	—
Comprehensive income (loss) attributable to Enviva Partners, LP partners	$14,075	$(18)	$—	$14,057

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

Condensed Consolidated Statement of Comprehensive Income
For the Three Months Ended September 30, 2017

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$5,029	$(6)	$—	$5,023
Other comprehensive income (loss):
Net unrealized losses on cash flow hedges	(1,788)	—	—	(1,788)
Reclassification of net gains realized into net income	55	—	—	55
Total other comprehensive loss	(1,733)	—	—	(1,733)
Total comprehensive income (loss)	3,296	(6)	—	3,290
Less:
Pre-acquisition loss from operations of Enviva Port of Wilmington, LLC Drop-Down allocated to General Partner	(651)	—	—	(651)
Total comprehensive income (loss) subsequent to Enviva Port of Wilmington, LLC Drop-Down	3,947	(6)	—	3,941
Less:
Comprehensive loss attributable to noncontrolling partners’ interests	(660)	(5)	—	(665)
Comprehensive income (loss) attributable to Enviva Partners, LP partners	$4,607	$(1)	$—	$4,606

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

Condensed Consolidated Statement of Comprehensive Income
For the Nine Months Ended September 30, 2018

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(2,302)	$(133)	$—	$(2,435)
Other comprehensive income (loss):
Net unrealized gains on cash flow hedges	5,750	—	—	5,750
Reclassification of net gains realized into net income	(2,076)	—	—	(2,076)
Currency translation adjustment	—	1	—	1
Total other comprehensive income	3,674	1	—	3,675
Total comprehensive income (loss)	1,372	(132)	—	1,240
Less:
Pre-acquisition loss from operations of Enviva Port of Wilmington, LLC Drop-Down allocated to General Partner	—	—	—	—
Total comprehensive income (loss) subsequent to Enviva Port of Wilmington, LLC Drop-Down	1,372	(132)	—	1,240
Less:
Comprehensive loss attributable to noncontrolling partners’ interests	—	—	—	—
Comprehensive income (loss) attributable to Enviva Partners, LP partners	$1,372	$(132)	$—	$1,240

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

Condensed Consolidated Statement of Comprehensive Income
For the Nine Months Ended September 30, 2017

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$7,937	$(1,462)	$—	$6,475
Other comprehensive income (loss):
Net unrealized losses on cash flow hedges	(4,641)	—	—	(4,641)
Reclassification of net gains realized into net income	161	—	—	161
Total other comprehensive loss	(4,480)	—	—	(4,480)
Total comprehensive income (loss)	3,457	(1,462)	—	1,995
Less:
Pre-acquisition loss from operations of Enviva Port of Wilmington, LLC Drop-Down allocated to General Partner	(3,081)	—	—	(3,081)
Total comprehensive income (loss) subsequent to Enviva Port of Wilmington, LLC Drop-Down	6,538	(1,462)	—	5,076
Less:
Comprehensive loss attributable to noncontrolling partners’ interests	(3,139)	(41)	—	(3,180)
Comprehensive income (loss) attributable to Enviva Partners, LP partners	$9,677	$(1,421)	$—	$8,256

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

Condensed Consolidated Statement of Cash Flows
For the Nine Months Ended September 30, 2018

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(2,302)	$(133)	$—	$(2,435)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	29,240	—	—	29,240
Amortization of debt issuance costs, debt premium and original issue discounts	828	—	—	828
Loss on disposal of assets	900	—	—	900
Unit-based compensation	5,604	—	—	5,604
De-designation of foreign currency forwards and options		—	—
De-designation of foreign currency forwards and options	(1,947)	—	—	(1,947)
Fair value changes in derivatives	(4,465)	—	—	(4,465)
Unrealized loss on foreign currency transactions	31	1	—	32
Change in operating assets and liabilities:
Accounts receivable, net	30,004	—	—	30,004
Related-party receivables	(4,943)	(4,611)	9,431	(123)
Prepaid expenses and other assets	(160)	—	—	(160)
Inventories	(9,735)	—	—	(9,735)
Derivatives	5,080	—	—	5,080
Accounts payable, accrued liabilities and other current liabilities	5,475	—	—	5,475
Related-party payables and accrued liabilities	7,928	4,820	(9,431)	3,317
Accrued interest	7,634	—	—	7,634
Other current liabilities	234	—	—	234
Other long-term liabilities	648	—	—	648
Net cash provided by operating activities	70,054	77	—	70,131
Cash flows from investing activities:
Purchases of property, plant and equipment	(16,034)	—	—	(16,034)
Insurance proceeds from property loss	1,130	—	—	1,130
Net cash used in investing activities	(14,904)	—	—	(14,904)
Cash flows from financing activities:
Principal payments on debt and capital lease obligations	(4,745)	—	—	(4,745)
Proceeds from common unit issuance under the At-the-Market Offering Program, net	241	—	—	241
Distributions to unitholders, distribution equivalent rights and incentive distribution rights holder	(55,163)	—	—	(55,163)
Payment to General Partner to purchase affiliate common units for Long-Term Incentive Plan vesting	(2,341)	—	—	(2,341)
Payment for withholding tax associated with Long-Term Incentive Plan vesting	(4,380)	—	—	(4,380)
Proceeds and payments on revolving credit commitments	11,500	—	—	11,500
Net cash used in financing activities	(54,888)	—	—	(54,888)
Net increase in cash, cash equivalents and restricted cash	262	77	—	339
Cash, cash equivalents and restricted cash, beginning of period	524	—	—	524
Cash, cash equivalents and restricted cash, end of period	$786	$77	$—	$863

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

Condensed Consolidated Statement of Cash Flows
For the nine months ended September 30, 2017
	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$7,937	$(1,462)	$—	$6,475
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	28,927	188	—	29,115
Amortization of debt issuance costs, debt premium and original issue discounts	1,161	—	—	1,161
General and administrative expense incurred by the First Hancock JV prior to Enviva Port of Wilmington, LLC Drop-Down	1,338	—	—	1,338
Loss on disposal of assets	3,242	—	—	3,242
Unit-based compensation	5,113	—	—	5,113
Fair value changes in derivatives	(13)	—	—	(13)
Change in operating assets and liabilities:
Accounts receivable, net	28,026	—	—	28,026
Related-party receivables	(3,312)	—	—	(3,312)
Prepaid expenses and other assets	76	—	—	76
Assets held for sale	—	(310)	—	(310)
Inventories	(6,245)	1,812	—	(4,433)
Other long-term assets	86	—	—	86
Derivatives	(1,442)	—	—	(1,442)
Accounts payable, accrued liabilities and other current liabilities	(6,845)	—	—	(6,845)
Related-party payables and accrued liabilities	9,147	(315)	—	8,832
Accrued interest	6,301	—	—	6,301
Other long-term liabilities	621	—	—	621
Net cash provided by operating activities	74,118	(87)	—	74,031
Cash flows from investing activities:				—
Purchases of property, plant and equipment	(21,916)	—	—	(21,916)
Net cash used in investing activities	(21,916)	—	—	(21,916)
Cash flows from financing activities:
Principal payments on debt and capital lease obligations	(3,428)	—	—	(3,428)
Cash paid related to debt issuance costs	(209)	—	—	(209)
Proceeds from common unit issuance under the At-the-Market Offering Program, net	1,715	—	—	1,715
Distributions to unitholders, distribution equivalent rights and incentive distribution rights holder	(46,323)	—	—	(46,323)
Proceeds and payments on revolving credit commitments	(6,500)	—	—	(6,500)
Contributions from sponsor related to Enviva Pellets Sampson, LLC Drop-Down	1,652	—	—	1,652
Proceeds from contributions from the First Hancock JV prior to Enviva Port of Wilmington, LLC Drop-Down	9,965	—	—	9,965
Net cash used in financing activities	(43,128)	—	—	(43,128)
Net increase in cash, cash equivalents and restricted cash	9,074	(87)	—	8,987
Cash, cash equivalents and restricted cash, beginning of period	362	104	—	466
Cash, cash equivalents and restricted cash, end of period	$9,436	$17	$—	$9,453

ENVIVA PARTNERS, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except number of units, per unit amounts and unless otherwise noted)

(Unaudited)

(19) Subsequent Event

In October 2018, we amended and restated the revolving credit commitments under the senior secured credit facilities, increasing the revolving commitments from $100.0 million to $350.0 million and extending the maturity from April 2020 to October 2023. We used $41.2 million of the revolving credit commitments to fully repay the outstanding amounts on the Tranche A-1 and A-3 borrowings under the senior secured credit facilities.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Enviva Partners, LP, together with its subsidiaries (“we,” “us,” “our,” or the “Partnership”), is a Delaware limited partnership formed on November 12, 2013. Our sponsor is Enviva Holdings, LP (and, where applicable, its wholly owned subsidiary Enviva Development Holdings, LLC) and references to our General Partner refer to Enviva Partners GP, LLC, a wholly owned subsidiary of our sponsor. References to the “First Hancock JV” refer to Enviva Wilmington Holdings, LLC, a joint venture between our sponsor, Hancock Natural Resource Group, Inc. and certain other affiliates of John Hancock Life Insurance Company (U.S.A.).

The following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis in Part II‑Item 7 of our Annual Report on Form 10‑K for the year ended December 31, 2017, as filed with the U.S. Securities and Exchange Commission (the “SEC”). Our 2017 Form 10‑K contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates and contractual obligations. You should also read the following discussion and analysis together with the risk factors set forth in the 2017 Form 10‑K and the factors described under “Cautionary Statement Regarding Forward‑Looking Information” in this Quarterly Report on Form 10‑Q.

Basis of Presentation

The following discussion of our historical performance and financial condition is derived from our audited and unaudited condensed consolidated financial statements.

In October 2017, we acquired from the First Hancock JV all of the issued and outstanding limited liability company interests in Enviva Port of Wilmington, LLC (“Wilmington”) for total consideration of $130.0 million (the “Wilmington Drop‑Down”).

As a result, our unaudited condensed consolidated financial statements for periods prior to October 2017 have been retroactively recast to reflect the consummation of the Wilmington Drop‑Down as if it had occurred on May 15, 2013, the date Wilmington was originally organized. Combinations of entities under common control are recorded at historical cost.

Business Overview

We are the world’s largest supplier by production capacity of utility‑grade wood pellets to major power generators. We own and operate six industrial‑scale production plants in the Southeastern United States that have a combined wood pellet production capacity of 2.9 million metric tons per year (“MTPY”). We also own dry-bulk, deep‑water marine terminal assets at the Port of Chesapeake (the “Chesapeake terminal”) and the Port of Wilmington, North Carolina (the “Wilmington terminal”). All of our facilities are located in geographic regions with low input costs and favorable transportation logistics. Owning these cost advantaged assets, the output from which is fully contracted, in a rapidly expanding industry provides us with a platform to generate stable and growing cash flows that should enable us to increase our per‑unit cash distributions over time, which is our primary business objective.

Our sales strategy is to fully contract our production capacity. During 2018, contracted volumes under our existing off‑take contracts are approximately equal to our full production capacity. Our off‑take contracts provide for sales of 2.9 million metric tons (“MT”) of wood pellets in 2018 and have a weighted‑average remaining term of 9.4 years from October 1, 2018. We intend to continue expanding our business by taking advantage of the growing demand for our product that is driven by the conversion of coal‑fired power generation and combined heat and power plants to co‑fired or dedicated biomass‑fired plants, principally in Europe and Japan.

Recent Developments

Inventory Impairment and Asset Disposal

On February 27, 2018, a fire occurred at the Chesapeake terminal, causing damage to equipment and approximately 43,000 MT of wood pellets (the “Chesapeake Incident”). In order to continue to meet our contractual obligations to our customers, we commissioned temporary wood pellet storage, handling and ship loading operations (collectively,

“business continuity activities”) at nearby locations. The wood pellets from our production plants in the Mid-Atlantic region were delivered to such temporary locations as well as to the Wilmington terminal, which increased our distribution costs. The Chesapeake terminal returned to operation on June 28, 2018.

We incurred several costs as a result of the Chesapeake Incident, including, among others, inventory write-off and disposal costs, emergency response costs, and asset repair costs. During the three and nine months ended September 30, 2018, we incurred costs related to the value of lost inventory, inclusive of disposal costs, of $0 and $10.7 million, respectively, and emergency response costs of $0.5 million and $12.9 million, respectively. Amounts associated with repairing or disposing of damaged assets were $3.6 million and $13.0 million during the three and nine months ended September 30, 2018, respectively. The costs related to the Chesapeake Incident, which are included in our financial results as a reduction of net income, have been added back in our calculation of adjusted EBITDA. Our adjusted EBITDA calculation during the three and nine months ended September 30, 2018 included an addback of $3.6 million of costs, offset by $10.4 million of insurance recoveries, and $31.6 million of costs, offset by $22.6 million of insurance recoveries, respectively, in our calculation of adjusted EBITDA.

Business continuity activities also reduced adjusted EBITDA during the three and nine months ended September 30, 2018. The incremental costs of our extended logistics chain were $6.1 million, offset by $11.4 million of insurance recoveries, and $25.7 million, offset by $24.4 million of insurance recoveries, for the three and nine months ended September 30, 2018, respectively.

During the nine months ended September 30, 2018, we have recorded $1.1 million of insurance recoveries related to lost profits.

As of September 30, 2018, we have recognized approximately $49.2 million of insurance recoveries related to the Chesapeake Incident including $1.7 million in accounts receivable. We subsequently received the $1.7 million of insurance recoveries in October 2018.

We expect substantially all of the operational costs from the Chesapeake Incident to be recoverable under our insurance policies and other contractual rights, but the timing of such costs and the associated insurance recoveries will likely not match. Consequently, our results of operations and cash flows, as well as our non-GAAP financial measures, may not be comparable to those for previously reported periods and our quarterly distribution coverage ratios may not be comparable to those for previously reported periods or our full-year target.

Customer Contracts

During the nine months ended September 30, 2018, we have executed the following new take-or-pay off-take contracts:

•	A 5-year, 650,000 MTPY contract with Drax commencing in 2022 and continuing through 2026;
•	A 15-year, 180,000 MTPY contract with Marubeni Corporation commencing in 2022; and
•	A 10-year, 100,000 MTPY contract with Marubeni Corporation commencing in 2022.

During the nine months ended September 30, 2018, the Partnership and Enviva JV Development Company, LLC our sponsor’s joint venture with affiliates of John Hancock (the “Second Hancock JV”) entered into 15-year take-or-pay contracts with Mitsubishi Corporation for the supply of 630,000 MTPY of wood pellets commencing in 2022. The Partnership and the Second Hancock JV entered into contracts to supply 180,000 MTPY of wood pellets and 450,000 MTPY of wood pellets, respectively.

During the nine months ended September 30, 2018, our sponsor executed new take-or-pay off-take contacts with Sumitomo Corporation to supply a total of 520,000 MTPY to new biomass power plants in Japan. These two new contracts, which we expect to have the opportunity to acquire, include:

•	A 15-year, 270,000 MTPY contract commencing in 2022; and

•	A 15-year, 250,000 MTPY contact commencing in 2021.

Wood Pellet Production and Delivery Interruption

During September 2018, our production plant in Sampson County, North Carolina (the “Sampson plant”) and the Wilmington terminal incurred minor damage from Hurricane Florence. We undertook substantial preparation in advance of the hurricane to minimize disruption, including proactively idling operations at the Sampson plant and the Wilmington terminal. The Sampson plant and Wilmington terminal did not incur significant wind or water damage and both facilities were operational by September 30, 2018. The region experienced flooding and residual effects from the hurricane and, as a result, we expect a modest impact to our shipments from the Wilmington terminal.

Adoption of Revenue Recognition Standard

We adopted a new revenue recognition standard, Financial Accounting Standards Board Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), on January 1, 2018. Following adoption of ASC 606, our off-take contracts have continued to be classified as product sales. However, the adoption of ASC 606 impacted the basis of presentation in certain arrangements where we purchase shipments of product from third-party suppliers and resell them in back-to-back transactions to customers (“purchase and sale transactions”). Prior to the adoption of ASC 606, we reported revenue from purchase and sale transactions net of costs paid to third-party suppliers, which was classified as other revenue. Subsequent to the adoption of ASC 606, we recognize revenue on a gross basis in products sales when we determine that we act as a principal and control the wood pellets before they are transferred to the customer. Recoveries from customers for certain costs incurred at the discharge port under our off-take contracts were reported in product sales prior to the adoption of ASC 606. Under ASC 606, these recoveries are not considered a part of the transaction price, and therefore are excluded from product sales and included as an offset to cost of goods sold. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, whereas prior comparative reporting periods have not been adjusted and continue to be reported under the accounting standards in effect for such periods. We did not have a transition adjustment as a result of adopting ASC 606.

How We Generate Revenue

Product Sales

We primarily earn revenue by supplying wood pellets to our customers under off-take contracts, the majority of which are long-term in nature. Our off-take contracts are considered “take-or-pay” because they include a firm obligation of the customer to take a fixed quantity of product at a stated price and provisions that ensure we will be compensated in the case of a customer’s failure to accept all or a part of the contracted volumes or termination of a contract by a customer. Each of our long-term off-take contracts defines the annual volume of wood pellets that a customer is required to purchase and we are required to sell, the fixed price per metric ton for product satisfying a base net calorific value and other technical specifications. These prices are fixed for the entire term, and are subject to adjustments which may include annual inflation-based adjustments or price escalators, price adjustments for product specifications, as well as, in some instances, price adjustments due to changes in underlying indices. In addition to sales of our product under these long-term, off-take contracts, we routinely sell wood pellets under shorter-term contracts, which range in volume and tenor and, in some cases, may include only one specific shipment. Because each of our off-take contracts is a bilaterally negotiated agreement, our revenue over the duration of such contracts does not generally follow observable current market pricing trends. Our performance obligations under these contracts include the delivery of wood pellets, which are aggregated into metric tons. We account for each metric ton as a single performance obligation. Our revenue from the sale of wood pellets we produce is recognized upon satisfaction of the performance obligation when control transfers to the customer at the time of loading wood pellets onto a ship.

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

We also fulfill our contractual commitments and take advantage of dislocations in market supply and demand by entering into purchase and sale transactions (“purchase and sale transactions”). We typically are the principal in such transactions because we control the wood pellets prior to transferring them to the customer and therefore recognize related revenue on a gross basis.

Other Revenue

Other revenue includes fees from customers when they cancel, defer or accelerate a shipment.

We recognize third- and related-party terminal services revenue ratably over the contract term at our ports. Terminal services are performance obligations that are satisfied over time, as customers simultaneously receive and consume the benefits of the terminal services as we perform those services. The consideration is fixed for quantities up to the minimum in the contract. Above-minimum quantities are billed based on a per-MT rate.

Contracted Backlog

As of October 1, 2018, we had approximately $7.3 billion of product sales backlog for firm contracted product sales to our long-term off-take customers. Backlog represents the revenue to be recognized under existing contracts assuming deliveries occur as specified in the contracts. Contracted future product sales denominated in foreign currencies, excluding revenue hedged with foreign currency forward contracts, are included in U.S. Dollars at October 1, 2018 forward rates.

Our expected future product sales revenue under our contracted backlog as of October 1, 2018 is as follows (in millions):

Period from October 1, 2018 to December 31, 2018	$166
Year ending December 31, 2019	651
Year ending December 31, 2020 and thereafter	6,506
Total product sales contracted backlog	$7,323

Costs of Conducting Our Business

Cost of Goods Sold

Cost of goods sold includes the cost to produce and deliver wood pellets to our customers, reimbursable shipping-related costs associated with specific off-take contracts with CIF or CFR shipping terms and costs associated with purchase and sale transactions. The principal expenses incurred to produce and deliver our wood pellets consist of raw material, production and distribution costs.

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

Distribution costs include all transportation costs from our plants to our port locations, any storage or handling costs while the product remains at port and shipping costs related to the delivery of our product from our port locations to our customers. Both the strategic location of our plants and our ownership or control of our deep‑water terminals have allowed for the efficient and cost‑effective transportation of our wood pellets. We seek to mitigate shipping risk by entering into long‑term, fixed‑price shipping contracts with reputable shippers matching the terms and volumes of our off-take contracts pursuant to which we are responsible for arranging shipping. Certain of our off‑take contracts include pricing adjustments for volatility in fuel prices, which allows us to pass the majority of fuel price‑risk associated with shipping through to our customers.

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

Recoveries from customers for certain costs incurred at the discharge port under our off-take contracts are not considered a part of the transaction price, and therefore are excluded from product sales and included as an offset to cost of goods sold.

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

How We Evaluate Our Operations

Adjusted Gross Margin per Metric Ton

We use adjusted gross margin per metric ton to measure our financial performance. We define adjusted gross margin as gross margin excluding asset disposals, depreciation and amortization and changes in unrealized derivative instruments related to hedged items included in gross margin. We believe adjusted gross margin per metric ton is a meaningful measure because it compares our revenue‑generating activities to our operating costs for a view of profitability and performance on a per metric ton basis. Adjusted gross margin per metric ton will primarily be affected by our ability to meet targeted production volumes and to control direct and indirect costs associated with procurement and delivery of wood fiber to our production plants and the production and distribution of wood pellets.

Adjusted EBITDA

We view adjusted EBITDA as an important indicator of our financial performance. We define adjusted EBITDA as net income or loss excluding depreciation and amortization, interest expense, income tax expense, early retirement of debt obligations, non‑cash unit compensation expense, asset impairments and disposals, changes in unrealized derivative instruments related to hedged items included in gross margin and other income and (expense), and certain items of income or loss that we characterize as unrepresentative of our ongoing operations including certain expenses incurred related to the Chesapeake Incident (consisting of emergency response expenses, expenses related to the disposal of inventory, and asset disposal and repair costs, offset by insurance recoveries received). Adjusted EBITDA is a supplemental measure used by our management and other users of our financial statements, such as investors, commercial banks and research analysts, to assess the financial performance of our assets without regard to financing methods or capital structure.

Distributable Cash Flow

We define distributable cash flow as adjusted EBITDA less maintenance capital expenditures and interest expense net of amortization of debt issuance costs, debt premium, original issue discounts and the impact from incremental borrowings related to the Chesapeake Incident. We use distributable cash flow as a performance metric to compare the cash‑generating performance of the Partnership from period to period and to compare the cash‑generating performance for specific periods to the cash distributions (if any) that are expected to be paid to our unitholders. We do not rely on distributable cash flow as a liquidity measure.

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

The following tables present a reconciliation of each of adjusted gross margin per metric ton, adjusted EBITDA and distributable cash flow to the most directly comparable GAAP financial measure for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017 (Recast)	2018	2017 (Recast)
	(in thousands, except per metric ton)
Reconciliation of gross margin to adjusted gross margin per metric ton:
Metric tons sold	762	668	2,109	1,919
Gross margin	$30,119	$20,382	$44,912	$53,081
Loss on disposal of assets	656	1,237	900	3,242
Depreciation and amortization	9,678	9,707	28,800	29,104
Changes in unrealized derivative instruments	1,944	—	(750)	—
Adjusted gross margin	$42,397	$31,326	$73,862	$85,427
Adjusted gross margin per metric ton	$55.64	$46.90	$35.02	$44.52

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017 (Recast)	2018	2017 (Recast)
	(in thousands)
Reconciliation of adjusted EBITDA and distributable cash flow to net income (loss):
Net income (loss)	$13,356	$5,023	$(2,435)	$6,475
Add:
Depreciation and amortization	9,801	9,709	29,240	29,115
Interest expense	9,445	7,653	27,137	23,070
Non-cash unit compensation expense	1,781	1,833	5,604	5,113
Asset impairments and disposals	656	1,237	900	3,242
Changes in unrealized derivative instruments	1,944	—	(750)	—
Chesapeake Incident, net	(6,787)	—	8,999	—
Transaction expenses	30	344	176	3,427
Adjusted EBITDA	30,226	25,799	68,871	70,442
Less:
Interest expense, net of amortization of debt issuance costs, debt premium costs, original issue discount and impact from incremental borrowings related to Chesapeake Incident	7,839	7,261	24,984	21,909
Maintenance capital expenditures	1,638	857	3,252	2,870
Distributable cash flow attributable to Enviva Partners, LP	20,749	17,681	40,635	45,663
Less: Distributable cash flow attributable to incentive distribution rights	1,532	1,063	4,196	2,269
Distributable cash flow attributable to Enviva Partners, LP limited partners	$19,217	$16,618	$36,439	$43,394

Results of Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

	Three Months Ended
	September 30,
	2018	2017 (Recast)	Change
	(in thousands)
Product sales	$142,541	$125,422	$17,119
Other revenue (1)	1,607	6,801	(5,194)
Net revenue	144,148	132,223	11,925
Cost of goods sold (1)	103,695	100,897	2,798
Loss on disposal of assets	656	1,237	(581)
Depreciation and amortization	9,678	9,707	(29)
Total cost of goods sold	114,029	111,841	2,188
Gross margin	30,119	20,382	9,737
General and administrative expenses (1)	7,315	7,704	(389)
Income from operations	22,804	12,678	10,126
Interest expense	(9,445)	(7,653)	1,792
Other income (expense)	(3)	(2)	1
Net income	13,356	5,023	8,333
Less net loss attributable to noncontrolling partners’ interests	—	665	(665)
Net income attributable to Enviva Partners, LP	$13,356	$5,688	$7,668
(1) See Note 12, Related-Party Transactions

Product sales

Revenue related to product sales for wood pellets produced or procured by us increased to $142.5 million for the three months ended September 30, 2018 from $125.4 million for the three months ended September 30, 2017. The $17.1 million, or 14%, increase was primarily attributable to a 14% increase in sales volumes during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The increase in product sales was partially offset by a decrease in pricing during the three months ended September 30, 2018 due primarily to customer contract mix.

Other revenue

Other revenue decreased by $5.2 million during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The decrease is primarily attributable to $2.2 million in fees received from customers requesting scheduling accommodations and $3.2 million related to purchase and sale transactions during the three months ended September 30, 2017. We did not receive fees for scheduling accommodations during the three months ended September 30, 2018.

Cost of goods sold

Cost of goods sold increased to $114.0 million for the three months ended September 30, 2018 from $111.8 million for the three months ended September 30, 2017. The $2.2 million, or 2%, increase was primarily attributable to a 14% increase in sales volumes during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The increase was partially offset by insurance recoveries related to the Chesapeake Incident. We incurred $9.7 million in expenses related to the Chesapeake Incident during the three months ended September 30, 2018, offset by $21.8 million of insurance recoveries.

Gross margin

Gross margin increased to $30.1 million for the three months ended September 30, 2018 from $20.4 million for the three months ended September 30, 2017. Gross margin was impacted by the following factors during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017:

•	Insurance recoveries, in excess of expenses incurred, related to the Chesapeake Incident increased gross margin by $12.2 million.
•	A 14% increase in sales volumes increased gross margin by $3.5 million.
•	Lower loss on asset disposals increased gross margin by $0.6 million.

Offsetting the above were:

•	A $5.2 million decrease in other revenue as described above.
•

Higher costs during the three months ended September 30, 2018 compared to the three months ended September 30, 2017, including wood pellets sourced from third- and related-party wood pellet producers, decreased gross margin by $0.8 million.

•	Lower pricing due to customer contract mix, partially offset by changes in unrealized derivative instruments (see Note 9, Derivative Instruments), decreased gross margin by $0.6 million.

Adjusted gross margin per metric ton

	Three Months Ended
	September 30,
	2018	2017 (Recast)	Change
	(in thousands except per metric ton)
Metric tons sold	762	668	94
Gross margin	$30,119	$20,382	$9,737
Loss on disposal of assets	656	1,237	(581)
Depreciation and amortization	9,678	9,707	(29)
Changes in unrealized derivative instruments	1,944	—	1,944
Adjusted gross margin	$42,397	$31,326	$11,071
Adjusted gross margin per metric ton	$55.64	$46.90	$8.74

We earned an adjusted gross margin of $42.4 million, or $55.64 per MT, for the three months ended September 30, 2018. Excluding the costs and recoveries associated with the Chesapeake Incident, we would have earned adjusted gross margin of $30.2 million, or $39.70 per MT. Adjusted gross margin was $31.3 million, or $46.90 per MT, for the three months ended September 30, 2017. Adjusting for the impact of ASC 606 for comparison purposes, adjusted gross margin per metric ton would have been $43.33 per MT for the three months ended September 30, 2017. The factors impacting the change in adjusted gross margin are described above under the heading “Gross margin.”

General and administrative expenses

General and administrative expenses were $7.3 million for the three months ended September 30, 2018 and $7.7 million for the three months ended September 30, 2017.

During the three months ended September 30, 2018, general and administrative expenses included allocated expenses of $4.0 million that were incurred under the MSA, $1.5 million of direct expenses and $1.8 million of non‑cash unit compensation expense associated with unit‑based awards under the Enviva Partners, LP Long-Term Incentive Plan (the “LTIP”).

During the three months ended September 30, 2017, general and administrative expenses included allocated expenses of $3.7 million that were incurred under the MSA, $1.7 million of direct expenses, $1.8 million of non-cash unit compensation associated with unit-based awards under the LTIP and $0.5 million of expenses associated with the cessation of operations of at one of our former wood pellet production plants and other costs.

Interest expense

We incurred $9.4 million of interest expense during the three months ended September 30, 2018 and $7.7 million of interest expense during the three months ended September 30, 2017. The increase in interest expense was primarily attributable to revolver borrowings to fund timing differences between expenses incurred and insurance recoveries received related to the Chesapeake Incident. Interest expense also increased due to the incremental interest payable on our senior notes issued primarily to fund the Wilmington Drop-Down.

Adjusted EBITDA

	Three Months Ended
	September 30,
	2018	2017 (Recast)	Change
	(in thousands)
Reconciliation of adjusted EBITDA to net loss:
Net income	$13,356	$5,023	$8,333
Add:
Depreciation and amortization	9,801	9,709	92
Interest expense	9,445	7,653	1,792
Non-cash unit compensation expense	1,781	1,833	(52)
Asset impairments and disposals	656	1,237	(581)
Changes in unrealized derivative instruments	1,944	—	1,944
Chesapeake Incident, net	(6,787)	—	(6,787)
Transaction expenses	30	344	(314)
Adjusted EBITDA	$30,226	$25,799	$4,427

We generated adjusted EBITDA of $30.2 million for the three months ended September 30, 2018 compared to adjusted EBITDA of $25.8 million for the three months ended September 30, 2017. The $4.4 million increase was primarily attributable to the factors described above under the heading “Gross margin,” including the $6.1 million of expenses incurred, net of insurance recoveries of $11.4 million, related to business continuity activities following the Chesapeake Incident. Excluding the costs and recoveries associated with the Chesapeake Incident, we would have earned Adjusted EBITDA of $24.8 million during the three months ended September 30, 2018.

Distributable Cash Flow

The following is a reconciliation of adjusted EBITDA to distributable cash flow:

	Three Months Ended
	September 30,
	2018	2017 (Recast)	Change
	(in thousands)
Adjusted EBITDA	$30,226	$25,799	$4,427
Less:
Interest expense, net of amortization of debt issuance costs, debt premium costs, original issue discount and impact from incremental borrowings related to Chesapeake Incident	7,839	7,261	578
Maintenance capital expenditures	1,638	857	781
Distributable cash flow attributable to Enviva Partners, LP	20,749	17,681	3,068
Less: Distributable cash flow attributable to incentive distribution rights	1,532	1,063	469
Distributable cash flow attributable to Enviva Partners, LP limited partners	$19,217	$16,618	$2,599

Nine months Ended September 30, 2018 Compared to Nine months Ended September 30, 2017

	Nine Months Ended
	September 30,
	2018	2017 (Recast)	Change
	(in thousands)
Product sales	$398,031	$366,142	$31,889
Other revenue (1)	7,037	16,071	(9,034)
Net revenue	405,068	382,213	22,855
Cost of goods sold (1)	330,456	296,786	33,670
Loss on disposal of assets	900	3,242	(2,342)
Depreciation and amortization	28,800	29,104	(304)
Total cost of goods sold	360,156	329,132	31,024
Gross margin	44,912	53,081	(8,169)
General and administrative expenses (1)	21,406	23,337	(1,931)
Income from operations	23,506	29,744	(6,238)
Interest expense	(27,137)	(23,070)	4,067
Other income (expense)	1,196	(199)	(1,395)
Net (loss) income	(2,435)	6,475	(8,910)
Less net loss attributable to noncontrolling partners’ interests	—	3,180	(3,180)
Net (loss) income attributable to Enviva Partners, LP	$(2,435)	$9,655	$(12,090)
(1) See Note 12, Related-Party Transactions

Product sales

Revenue related to product sales for wood pellets produced or procured by us increased to $398.0 million for the nine months ended September 30, 2018 from $366.1 million for the nine months ended September 30, 2017. The $31.9 million, or 9%, increase was primarily attributable to a 10% increase in sales volumes partially offset by a decrease in pricing due primarily to customer contract mix. The increase in product sales is also attributable to the adoption of ASC 606 (see Note 2, Significant Accounting Policies).

Other revenue

Other revenue decreased by $9.0 million during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The change was primarily driven by $7.7 million of purchase and sale transactions during the nine months ended September 30, 2017 recorded in other revenue prior to the adoption of ASC 606 (see Note 2, Significant Accounting Policies).

Cost of goods sold

Cost of goods sold increased to $360.1 million for the nine months ended September 30, 2018 from $329.1 million for the nine months ended September 30, 2017. The $31.0 million increase was primarily attributable to $10.3 million in expenses, net of insurance recoveries related to the Chesapeake Incident, an increase in our sales volumes and $10.1 million attributable to the adoption of ASC 606 (see Note 2, Significant Accounting Policies).

Gross margin

Gross margin was $44.9 million for the nine months ended September 30, 2018 and $53.1 million for the nine months ended September 30, 2017. The $8.2 million decrease in gross margin was primarily attributable to the following:

•

Expenses incurred related to the Chesapeake Incident decreased gross margin by $10.3 million. During the nine months ended September 30, 2018, we incurred $25.7 million of costs, offset by $24.4 million of insurance recoveries, related to business continuity activities. The Chesapeake Incident also resulted in $12.9 million of emergency response expenses, $9.1 million of asset disposal and repair costs, partially offset by $15.7 million of insurance recoveries, and $10.7 million related to the disposal of approximately 43,000 MT of inventory, partially offset by $8.0 million of cargo insurance recoveries.

•	A $9.0 million decrease in other revenue as described above.
•	Lower pricing due to customer contract mix, partially offset by changes in unrealized derivative instruments (see Note 9, Derivative Instruments), decreased gross margin by $0.7 million.

Offsetting the above were:

•

An increase in sales volumes increased gross margin by $5.0 million. Adjusting for the impact of ASC 606, we would have sold 2,049,000 MT during the nine months ended September 30, 2018, or approximately 130,000 MT more than the comparable prior-year period.

•	Lower production costs of our wood pellets, primarily from increased plant utilization and decreases in other costs, increased gross margin by $3.4 million.
•	Lower loss on asset disposals increased gross margin by $2.4 million.

Adjusted gross margin per metric ton

	Nine Months Ended
	September 30,
	2018	2017 (Recast)	Change
	(in thousands except per metric ton)
Metric tons sold	2,109	1,919	190
Gross margin	$44,912	$53,081	$(8,169)
Loss on disposal of assets	900	3,242	(2,342)
Depreciation and amortization	28,800	29,104	(304)
Changes in unrealized derivative instruments	(750)	—	(750)
Adjusted gross margin	$73,862	$85,427	$(11,565)
Adjusted gross margin per metric ton	$35.02	$44.52	$(9.50)

We earned an adjusted gross margin of $73.9 million, or $35.02 per MT, for the nine months ended September 30, 2018. Excluding the costs and recoveries associated with the Chesapeake Incident, we would have earned adjusted gross margin of $84.1 million, or $39.88 per MT. Adjusted gross margin was $85.4 million, or $44.52 per MT, for the nine months ended September 30, 2017. Adjusting for the impact of ASC 606 for comparison purposes, adjusted gross margin per metric ton would have been $41.47 per MT for the nine months ended September 30, 2017. The factors impacting the change in adjusted gross margin are described above under the heading “Gross margin.”

General and administrative expenses

General and administrative expenses were $21.4 million for the nine months ended September 30, 2018 and $23.3 million for the nine months ended September 30, 2017.

During the nine months ended September 30, 2018, general and administrative expenses included allocated expenses of $11.4 million that were incurred under the MSA, $4.4 million of direct and other expenses and $5.6 million of non‑cash unit compensation expense associated with the grant of unit‑based awards under the LTIP.

During the nine months ended September 30, 2017, general and administrative expenses included allocated expenses of $9.7 million that were incurred under the MSA, $4.8 million of direct and other expenses, $5.1 million of non-cash unit compensation associated with unit-based awards under the LTIP, $1.8 million related to transaction expenses on consummated and unconsummated transactions and $1.9 million of expenses associated with the cessation of operations of the wood pellet production plant owned by Wiggins and other costs.

Interest expense

We incurred $27.1 million of interest expense during the nine months ended September 30, 2018 and $23.1 million of interest expense during the nine months ended September 30, 2017. The increase in interest expense was primarily attributable to the incremental interest payable on our senior notes issued primarily to fund the Wilmington Drop-Down. We also incurred $1.3 million in interest expense on revolver borrowings to fund timing differences between expenses incurred and insurance recoveries received related to the Chesapeake Incident.

Adjusted EBITDA

	Nine Months Ended
	September 30,
	2018	2017 (Recast)	Change
	(in thousands)
Reconciliation of adjusted EBITDA to net (loss) income:
Net (loss) income	$(2,435)	$6,475	$(8,910)
Add:
Depreciation and amortization	29,240	29,115	125
Interest expense	27,137	23,070	4,067
Non-cash unit compensation expense	5,604	5,113	491
Asset impairments and disposals	900	3,242	(2,342)
Changes in unrealized derivative instruments	(750)	—	(750)
Chesapeake Incident, net	8,999	—	8,999
Transaction expenses	176	3,427	(3,251)
Adjusted EBITDA	$68,871	$70,442	$(1,571)

We generated adjusted EBITDA of $68.9 million for the nine months ended September 30, 2018 compared to $70.4 million for the nine months ended September 30, 2017. The $1.6 million decrease was primarily attributable to the factors described above under the heading “Gross margin,” including the expenses incurred, net of insurance recoveries, related to business continuity activities following the Chesapeake Incident. Excluding the costs and recoveries associated with the Chesapeake Incident, we would have earned adjusted EBITDA of $70.1 million during the nine months ended September 30, 2018.

Distributable Cash Flow

The following is a reconciliation of adjusted EBITDA to distributable cash flow:

	Nine Months Ended
	September 30,
	2018	2017 (Recast)	Change
	(in thousands)
Adjusted EBITDA	$68,871	$70,442	$(1,571)
Less:
Interest expense, net of amortization of debt issuance costs, debt premium costs, original issue discount and impact from incremental borrowings related to Chesapeake Incident	24,984	21,909	3,075
Maintenance capital expenditures	3,252	2,870	382
Distributable cash flow to Enviva Partners, LP limited partners	40,635	45,663	(5,028)
Less: Distributable cash flow attributable to incentive distribution rights	4,196	2,269	1,927
Distributable cash flow attributable to Enviva Partners, LP limited partners	$36,439	$43,394	$(6,955)

Liquidity and Capital Resources

Our primary sources of liquidity include cash and cash equivalent balances, cash generated from operations, borrowings under our revolving credit commitments and, from time to time, debt and equity offerings. Our primary liquidity requirements are to fund working capital, service our debt, maintain cash reserves, finance plant acquisitions and plant expansion projects, finance maintenance capital expenditures and pay distributions. We believe cash on hand, cash generated from our operations and the availability of our revolving credit commitments will be sufficient to meet our primary liquidity requirements. However, future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors beyond our control.

Amended and Restated Credit Agreement

We amended the credit agreement governing our senior secured credit facilities in September 2018, to increase the maximum allowable ratio of total debt to consolidated EBITDA (the “Total Leverage Ratio”) to 4.75:1.00 as of the end of each quarter prior to maturity. Prior to the amendment, the Total Leverage Ratio was at 4.00:1.00 and was scheduled to decrease to 3.75:1.00 beginning with the quarter ending December 31, 2018 through maturity.

As of September 30, 2018 and December 31, 2017, we were in compliance with all covenants and restrictions associated with, and no events of default existed under, our senior secured credit facilities. Our obligations under the senior secured credit facilities are guaranteed by certain of our subsidiaries and secured by liens on substantially all of our assets.

In October 2018, we amended and restated the revolving credit commitments under the senior secured credit facilities, increasing the revolving commitments from $100.0 million to $350.0 million and extending the maturity from April 2020 to October 2023. We used $41.2 million of the revolving credit commitments to fully repay the outstanding amounts on the Tranche A-1 and A-3 borrowings under the senior secured credit facilities.

Cash Distributions

To the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, our minimum quarterly distribution is $0.4125 per common and subordinated unit per quarter, which equates to approximately $10.9 million per quarter, or approximately $43.7 million per year, based on the number of common units outstanding as of September 30, 2018.

Capital Requirements

We operate in a capital‑intensive industry, which requires significant investments to maintain and upgrade existing capital. Our capital requirements have consisted primarily of, and we anticipate will continue to consist of, the following:

•

Maintenance capital expenditures, which are cash expenditures incurred to maintain our long-term operating income or operating capacity. These expenditures typically include certain system integrity, compliance and safety improvements; and

•

Growth capital expenditures, which are cash expenditures we expect will increase our operating income or operating capacity over the long-term. Growth capital expenditures include acquisitions or construction of new capital assets or capital improvements such as additions to or improvements on our existing capital assets as well as projects intended to extend the useful life of assets.

The classification of capital expenditures as either maintenance or growth is made at the individual asset level during our budgeting process and as we approve, execute and monitor our capital spending.

During 2019, we expect to increase the aggregate production capacity of our wood pellet production plants in Northampton, North Carolina and Southampton, Virginia by approximately 400,000 MTPY, subject to receiving the necessary permits. We expect to invest approximately $130.0 million in additional production assets and emissions control equipment for the expansions. We expect to complete construction in early 2020 with startup shortly thereafter.

Cash Flows

The following table sets forth a summary of our net cash flows from operating, investing and financing activities for the nine months ended September 30, 2018 and 2017, respectively:

	Nine Months Ended
	September 30,
	2018	2017 (Recast)
	(in thousands)
Net cash provided by operating activities	$70,131	$74,031
Net cash used in investing activities	(14,904)	(21,916)
Net cash used in financing activities	(54,888)	(43,128)
Net increase in cash and cash equivalents	$339	$8,987

Cash Provided by Operating Activities

Net cash provided by operating activities was $70.1 million for the nine months ended September 30, 2018 compared to $74.0 million for the nine months ended September 30, 2017. The decrease of $3.9 million was primarily attributable to the following:

•

A decrease in net income, excluding depreciation and amortization, of $8.8 million during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The decrease in net income, excluding depreciation and amortization, is primarily attributable to the Chesapeake Incident (see Note 6, Inventory Impairment and Asset Disposal).

•

A $5.3 million decrease in cash flows provided by operating activities related to an increase in inventories during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The increase during the nine months ended September 30, 2018 was primarily attributable to the timing and size of product shipments.

Offsetting the above was:

•

A $5.2 million increase in cash flows provided by operating activities related to a decrease in accounts receivable and related-party receivables during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. This increase during the nine months ended September 30, 2018 was primarily attributable to the timing, volume and size of product shipments.

•

A $7.1 million increase in cash flows provided by operating activities related to an increase in accounts payable, related-party payables, accrued liabilities and other current liabilities during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase during the nine months ended September 30, 2018 was primarily attributable to accrued expenses associated with the Chesapeake Incident and the timing of payments for wood pellets purchased from a related party.

Cash Used in Investing Activities

Net cash used in investing activities was $14.9 million for the nine months ended September 30, 2018 compared to $21.9 million for the nine months ended September 30, 2017. The nine months ended September 30, 2017 include purchases of property, plant and equipment related to the completion of both the Sampson plant and the Wilmington terminal. The $14.9 million of cash used for property, plant and equipment during the nine months ended September 30, 2018 includes approximately $8.8 million related to projects intended to increase the operating income or operating capacity of our plants, $3.3 million of capital expenditures to maintain operations and $3.9 million of capital expenditures associated with the rebuilding of the Chesapeake terminal, offset by $1.1 million of insurance recoveries received.

Cash Used in Financing Activities

Net cash used in financing activities was $54.9 million for the nine months ended September 30, 2018 compared to net cash used in financing activities of $43.1 million for the nine months ended September 30, 2017. Net cash used in financing activities for the nine months ended September 30, 2018 primarily consisted of $55.2 million of distributions paid to our unitholders, $2.3 million paid to the General Partner to purchase common units underlying certain performance-based phantom units that vested under the LTIP (see Note 14, Equity-Based Awards) and  $4.4 million paid to satisfy the withholding tax requirements associated with such LTIP vesting. The net cash used in financing activities was offset by $11.5 million of revolver borrowings, net, during the nine months ended September 30, 2018.

Net cash used in financing activities for the nine months ended September 30, 2017 primarily consisted of $46.3 million of distributions paid to our unitholders and $9.9 million of repayments for our debt and capital lease obligations, offset by $10.0 million in capital contributions made by the First Hancock JV prior to the Wilmington Drop-Down.

Off‑Balance Sheet Arrangements

As of September 30, 2018, we did not have any off‑balance sheet arrangements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our exposure to market risk as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 other than as described below:

Foreign Currency Exchange Risk

We primarily are exposed to fluctuations in foreign currency exchange rates related to contracts pursuant to which deliveries of wood pellets will be settled in foreign currency. We have entered into forward contracts and purchased options to hedge a portion of our forecasted revenue for these customer contracts.

As of September 30, 2018, we had notional amounts of 45.6 million GBP and 14.3 million EUR under foreign currency forward contracts and 39.4 million GBP and 1.7 million EUR under foreign currency purchased options that expire between 2018 and 2023. During the third quarter of 2018, we elected to discontinue hedge accounting for all designated foreign currency cash flow hedges and, as a result, we had no unrealized loss (gain) associated with foreign currency forward contracts and foreign currency purchased options in accumulated other comprehensive income.

We do not utilize foreign exchange contracts for speculative or trading purposes. The counterparties to our foreign exchange contracts are major financial institutions.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)‑15(e) and 15(d)‑15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our General Partner. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material changes with respect to the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 1A.  Risk Factors

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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
3.3

Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Enviva Partners, LP, effective as of December 18, 2017, by Enviva Partners GP, LLC (Exhibit 3.1, Form 8-K filed December 21, 2017, File No. 001-37363)

10.1	Third Amendment to Credit Agreement (Exhibit 10.1, Form 8-K filed September 17, 2018, File No. 001-37363)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

*     Filed herewith.

**   Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2018

ENVIVA PARTNERS, LP

By:	Enviva Partners GP, LLC, its general partner

By:	/s/ Shai Even
	Name:	Shai Even
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)