Form 10-K
period 2018-12-31
Enviva Partners, LP
filed 2019-03-04
CIK 1592057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common units held by non-affiliates of the registrant as of June 30, 2018 was approximately $423.9 million, based upon a closing price of $29.10 per common unit as reported on the New York Stock Exchange on such date.
As of February 15, 2019, 26,572,679 common units were outstanding.
Documents Incorporated by Reference: None.

ENVIVA PARTNERS, LP
ANNUAL REPORT ON FORM 10‑K

i

CAUTIONARY STATEMENT REGARDING FORWARD‑LOOKING STATEMENTS
Certain statements and information in this Annual Report on Form 10‑K (this “Annual Report”) may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward‑looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. Although management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

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

•
the amount of low-cost wood fiber that we are able to procure and process, which could be adversely affected by, among other things, disruptions in supply or operating or financial difficulties suffered by our suppliers;

•	changes in the price and availability of natural gas, coal or other sources of energy;

•	changes in prevailing economic conditions;

•	our inability to complete acquisitions, including acquisitions from our sponsor and its joint ventures, or to realize the anticipated benefits of such acquisitions;

•	inclement or hazardous environmental conditions, including extreme precipitation, temperatures and flooding;

•	fires, explosions or other accidents;

•
the timing and extent of our ability to recover the costs associated with the fire at the Chesapeake terminal and Hurricanes Florence and Michael through our insurance policies and other contractual rights;

•
changes in domestic and foreign laws and regulations (or the interpretation thereof) related to renewable or low-carbon energy, the forestry products industry, the international shipping industry or power generators;

•	changes in the regulatory treatment of biomass in core and emerging markets;

•	our inability to acquire or maintain necessary permits or rights for our production, transportation or terminaling operations;

•	changes in the price and availability of transportation;

•	changes in foreign currency exchange or interest rates, and the failure of our hedging arrangements to effectively reduce our exposure to the risks related thereto;

•	risks related to our indebtedness;

ii

•	our failure to maintain effective quality control systems at our production plants and deep-water marine terminals, which could lead to the rejection of our products by our customers;

•	changes in the quality specifications for our products that are required by our customers;

•	labor disputes;

•	our inability to hire, train or retain qualified personnel to manage and operate our business and newly acquired assets;

•	our inability to complete the planned expansions of our Northampton and Southampton plants or future construction projects on time and within budget;

•	the effects of the anticipated exit of the United Kingdom (“Brexit”) from the European Union on our and our customers’ businesses; and

•	our inability to borrow funds and access capital markets.
All forward-looking statements in this Annual Report are expressly qualified in their entirety by the foregoing cautionary statements.
Please read Part I, Item 1A. “Risk Factors.” Readers are cautioned not to place undue reliance on forward-looking statements and we undertake no obligation to update or revise any such statements after the date they are made, whether as a result of new information, future events or otherwise.

GLOSSARY OF TERMS
biomass: any organic biological material derived from living organisms that stores energy from the sun.
co-fire: the combustion of two different types of materials at the same time. For example, biomass is sometimes fired in combination with coal in existing coal plants.
cost pass-through mechanism: a provision in commercial contracts that passes costs through to the purchaser.
dry-bulk: describes dry-bulk commodities that are shipped in large, unpackaged amounts.
metric ton: one metric ton, which is equivalent to 1,000 kilograms and 1.1023 short tons.
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
ramp: increasing production for a period of time following the startup of a plant or completion of a project.
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
References in this Annual Report to the “Partnership,” “we,” “our,” “us” or like terms refer to Enviva Partners, LP and its subsidiaries. References to “our sponsor” refer to Enviva Holdings, LP, and, where applicable, its wholly owned subsidiaries Enviva MLP Holdco, LLC and Enviva Development Holdings, LLC. References to “our General Partner” refer to Enviva Partners GP, LLC, a wholly owned subsidiary of Enviva Holdings, LP. References to “Enviva Management” refer to Enviva Management Company, LLC, a wholly owned subsidiary of Enviva Holdings, LP, and references to “our employees” refer to the employees of Enviva Management. References to the “First Hancock JV” and the “Second Hancock JV” refer to Enviva Wilmington Holdings, LLC and Enviva JV Development Company, LLC, respectively, which are joint ventures between our sponsor and John Hancock Life Insurance Company (U.S.A.) and certain of its affiliates. Please read Cautionary Statement Regarding Forward-Looking Statements on page 1 and Item 1A. “Risk Factors” for information regarding certain risks inherent in our business.
Overview
We are the world’s largest supplier by production capacity of utility-grade wood pellets to major power generators. Since our entry into this business in 2010, we have executed multiple long-term, take-or-pay off-take contracts with utilities and large-scale power generators and have built and acquired the production and terminaling capacity necessary to serve them. Our existing production constitutes approximately 13% of current global utility-grade wood pellet production capacity and the product we deliver to our customers typically comprises a material portion of their fuel supply. We own and operate six industrial-scale production plants in the Southeastern United States that have a combined wood pellet production capacity of 2.9 million metric tons per year (“MTPY”). In addition to the volumes from our plants, we also procure approximately 0.5 million MPTY from the Second Hancock JV’s Greenwood plant. We export wood pellets from our wholly owned dry-bulk, deep-water marine terminal in Chesapeake, Virginia (the “Chesapeake terminal”) and terminal assets in Wilmington, North Carolina (the “Wilmington terminal”), and from third-party deep-water marine terminals in Mobile, Alabama (the “Mobile terminal”) and Panama City, Florida (the “Panama City terminal”), under a short-term and a long-term contract, respectively. All of our facilities are located in geographic regions with low input costs and favorable transportation logistics. Owning these cost-advantaged assets, the output from which is fully contracted, in a rapidly expanding industry provides us with a platform to generate stable and growing cash flows that we anticipate will enable us to increase our per‑unit cash distributions over time, which is our primary business objective.
Our strategy is to fully contract the wood pellet production from our plants under long-term, take-or-pay, off-take contracts. During 2019, production from our plants and wood pellets sourced from the Greenwood plant and third parties are approximately equal to the contracted volumes under our existing long-term, take-or-pay off-take contracts. Our long-term, take-or-pay off-take contracts provide for sales of 3.4 million metric tons (“MT”) of wood pellets in 2019 and have a total weighted-average remaining term of 9.7 years from February 1, 2019. We intend to continue expanding our business by taking advantage of the growing demand for our product that is driven by conversion of coal-fired power generation and combined heat and power plants to co-fired or dedicated biomass-fired plants and construction of newly dedicated biomass-fired plants, principally in Europe and increasingly in Japan.
We procure wood fiber and process it into utility-grade wood pellets at our production plants. We load the finished wood pellets into railcars, trucks and barges that are transported to our owned or leased deep-water marine terminal assets, where they are received, stored and ultimately loaded into oceangoing vessels for transport to our principally European customers.
Our customers use our wood pellets as a substitute fuel for coal in dedicated biomass or co-fired coal power plants. Wood pellets serve as a suitable “drop-in” alternative to coal because of their comparable heat content, density and form. Due to the uninterruptible nature of our customers’ fuel consumption, our customers require a reliable supply of wood pellets that meet stringent product specifications. We have built our operations and assets to deliver and certify the highest levels of product quality, and our proven track record enables us to charge premium prices for this certainty. In addition to our customers’ focus on the reliability of supply, they are concerned about the combustion efficiency of the wood pellets and their safe handling. Because combustion efficiency is a function of energy density, particle size distribution, ash/inert content and moisture, our customers require that we supply wood pellets meeting minimum criteria for a variety of specifications and, in some cases, provide incentives for exceeding our contract specifications.
Industry Overview
Our product, utility-grade wood pellets, is used as a substitute for coal in both dedicated and co-fired power generation and combined heat and power plants. It enables major power generators to profitably generate electricity in a manner that reduces the overall cost of compliance with certain mandatory greenhouse gas (“GHG”) emissions limits and renewable energy targets while also allowing countries to diversify their sources of electricity supply.

Unlike intermittent sources of renewable generation like wind and solar power, wood pellet-fired plants are capable of meeting baseload electricity demand and are dispatchable (that is, power output can be switched on or off or adjusted based on demand). As a result, utilities and major power generators in Europe and Asia have made and continue to make long-term, profitable investments in power plant conversions and new builds of generating assets that either co-fire wood pellets with coal or are fully dedicated wood pellet-fired plants. Such developments help generators in European and Asian markets maintain and increase baseload generating capacity, comply with binding climate change regulations and other emissions reduction targets and increase renewable energy usage at a lower cost to consumers and taxpayers than other forms of renewable energy generation.
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
There also continues to be significant growth in the European and Asian demand for wood pellets as the preferred fuel source and lower-cost alternative to delivered fossil fuels for district heating loops, for heating homes and commercial buildings and for the production of process heat at industrial sites. Increasingly, wood pellets are also being sought as a raw material input for bio-based substitutes for traditional fossil fuel‑based fuels and chemicals. As these markets further develop, there will continue to be opportunities for utility-grade wood pellet producers to serve this growing demand.
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
Mid-Atlantic Region Plants
The following table describes our four wood pellet production plants in the Mid-Atlantic region:

Plant Location	Operations Commenced	Production (MTPY)

Ahoskie, North Carolina	2011	415,000
Northampton, North Carolina	2013	550,000
Sampson, North Carolina	2016	555,000
Southampton, Virginia	2013	545,000
Total		2,065,000
Ahoskie
We acquired the site of the Ahoskie plant in December 2010 and constructed a dedicated wood pellet production plant in Ahoskie, North Carolina (the “Ahoskie plant”) in less than one year, commencing operations in November 2011. Through an expansion completed in June 2012, we increased the plant’s production from 260,000 MTPY to 350,000 MTPY and have made further improvements to increase production to 415,000 MTPY of wood pellets.
Production from the Ahoskie plant is transported by truck to our Chesapeake terminal.
Northampton
Our wood pellet production plant in Northampton, North Carolina (the “Northampton plant”) was constructed based on the Ahoskie plant design, utilizing the same major equipment suppliers. The Northampton plant currently produces 550,000 MTPY of wood pellets. During 2019, we expect to increase the wood pellet production of the Northampton plant to 750,000 MTPY, subject to receiving the necessary permits. We expect to complete expansion activities in early 2020 with startup shortly thereafter.
Production from the Northampton plant is transported by truck to our Chesapeake terminal.

Sampson
The Sampson plant, which was built based on our templated design and which we acquired from the First Hancock JV in December 2016, commenced operations during the fourth quarter of 2016 and currently produces 555,000 MTPY of wood pellets.
Production from the Sampson plant is transported by truck to our Wilmington terminal.
Southampton
We acquired a wood pellet production plant in Southampton County, Virginia (the “Southampton plant”) from the First Hancock JV in December 2015. The Southampton plant is a build-and-copy replica of our Northampton plant and currently produces 545,000 MTPY of wood pellets. During 2019, we expect to increase the production capacity of the Southampton plant to 745,000 MTPY of wood pellets, subject to receiving the necessary permits. We expect to complete expansion activities in early 2020 with startup shortly thereafter.
Production from the Southampton plant is transported by truck to our Chesapeake terminal.
Gulf Coast Region Plants
The following table describes our two wood pellet production plants in the Gulf Coast region:

Plant Location	Acquisition Year	Production (MTPY)

Cottondale, Florida	2015	730,000
Amory, Mississippi	2010	120,000
Total		850,000
Cottondale
Our sponsor acquired a wood pellet production plant in Cottondale, Florida (the “Cottondale plant”), in January 2015 and contributed it to us in April 2015. Following the acquisition of the Cottondale plant from our sponsor, the Cottondale plant has undergone several expansions and process improvements. Expansion projects during 2016 and 2017 increased its production capacity from 720,000 MTPY to 730,000 MTPY of wood pellets.
Wood pellets produced by the Cottondale plant are transported approximately 50 miles by short-line rail to a warehouse that can store up to 32,000 MT of wood pellet inventory at the Panama City terminal.
Amory
We purchased a wood pellet production plant in Amory, Mississippi (the “Amory plant”) in August 2010. The Amory plant initially consisted of three pellet mills producing wood pellets at a rate of 41,500 MTPY. Through operational improvements and installation of a fourth pellet mill, the Amory plant currently produces 120,000 MTPY of wood pellets.
Production from the Amory plant is transported by barge to the Mobile terminal.
Logistics and Storage Capabilities
To-Port Logistics and Port Infrastructure
We site our production plants to minimize wood fiber procurement and logistics costs. Our production plants are strategically located in advantaged fiber baskets and near multiple truck, rail, river and ocean transportation access points. We also have inland waterway access and rail access at the Chesapeake, Wilmington, and Panama City terminals. Our multi-year fixed-cost contracts with third-party logistics providers allow for long-term visibility into our to-port logistics cost structure.
The wood pellets produced at our plants must be stored, terminaled and shipped to our principally European customers. Limited deep-water, dry-bulk terminaling assets exist in the Southeastern United States, and very few of them have the appropriate handling and storage infrastructure necessary for receiving, storing and loading wood pellets. In response to such scarcity, we have vertically integrated our Mid-Atlantic operations downstream to encompass finished product logistics and storage. As a largely fixed cost and capital intensive piece of the value chain, our port infrastructure allows us to ship incremental product from our regional plants at a small fraction of the cost of our competitors. Management of port terminal infrastructure is also a key element in reducing distribution-related costs as it allows us to manage the arrival and loading of vessels. Additionally, we are able to improve our cost position by maintaining a dedicated berth where pellets from our Mid-Atlantic region plants have priority and equipment with sufficient load-rate capabilities to turn around vessels within the allotted time windows.

In addition to terminaling wood pellets from our production plants, we will, on occasion, provide terminaling services for third‑ and related-party wood pellet producers as well as for owners of other dry-bulk commodities.
Port Operation in the Mid-Atlantic Region
We acquired the Chesapeake terminal in January 2011 and converted it into a major dry-bulk terminal. The Chesapeake terminal receives, stores and loads wood pellets for export and serves as the shipment point for products produced at our Ahoskie, Northampton and Southampton plants. The Chesapeake terminal accommodates Handysize, Supramax and Panamax-sized vessels, and has a 200-car rail yard adjacent to a Norfolk Southern track, a loading/unloading system that accommodates deliveries by truck, rail and barge and a highly automated conveying system. In May 2011, we erected a 157-foot tall, 175-foot wide storage dome that receives, stores and loads up to 45,000 MT of wood pellets. In April 2013, we placed into operation a second storage dome at the site to add an additional 45,000 MT of storage.
The Chesapeake terminal’s storage and loading capacity is more than adequate to store and facilitate the loading of the wood pellets produced from our Northampton, Southampton and Ahoskie plants, and its location decreases our customers’ transportation time and costs. Efficiently positioned near our Northampton, Southampton and Ahoskie plants, the Chesapeake terminal delivers up to a three- to four-day European shipping advantage compared to other Southern or Gulf Coast ports. In addition, because we own the Chesapeake terminal, we enjoy preferential berth access and loading, which minimizes costs of shipping and logistics without the need for excess storage. Our ownership and operation of this terminal enable us to control shipment of the production of our Mid-Atlantic region plants that it serves.
Wood pellets produced at our Sampson plant and at a wood pellet production plant in Greenwood, South Carolina (the “Greenwood plant”), owned by the Second Hancock JV, are terminaled at our Wilmington terminal. The Wilmington terminal accommodates Handysize, Supramax and Panamax-sized vessels, and has a receiving system that accommodates deliveries by truck and rail, a highly automated conveying system and two wood pellet storage domes with capacities of 45,000 MT each. The Wilmington terminal’s storage and loading capacity is more than adequate to store and facilitate the loading of pellets produced from our Sampson plant and the Greenwood plant and its location decreases transportation time and costs through the entire supply chain. We benefit from preferential berth access and loading at our Wilmington terminal, which minimizes costs of shipping and logistics without need for excess storage.
Port Operation in the Gulf Coast Region
Wood pellets from our Cottondale plant are transported via short‑line rail to the Panama City terminal, where we store up to 32,000 MT of wood pellet inventory in a warehouse at Port Panama City. Production from the Cottondale plant is received, stored and loaded under a long‑term terminal services agreement with the Panama City Port Authority and a stevedoring contract, each of which runs through September 2023 and may be extended by us for an additional five-year period.
Wood pellets produced at our Amory plant are transported by barge to the Mobile terminal, where, pursuant to a services agreement with Cooper Marine & Timberlands (“Cooper”), we export from Cooper’s ChipCo terminal. This privately owned and maintained deep-water, multi-berth terminal operates 24 hours per day, seven days per week and is the fleeting and loading point for production from our Amory plant. The Amory plant is sited along a major inland waterway that makes transportation to the Mobile terminal easy and efficient, thereby reducing emissions and costs. Our ability to store our wood pellets in barges provides a capital-light, flexible solution that accommodates the storage needs of the Amory plant.
Please read Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Development” and ” Part II, Item 8. “Financial Statements and Supplementary Data—Significant Accounting Policies—Segment and Geographic Information” for more information regarding our plants, terminals and other long‑lived assets.
Our Relationship with Our Sponsor
Our sponsor, Enviva Holdings, LP, is a majority owned subsidiary of the Riverstone Funds.
Our sponsor owns approximately 45% of our common units and all of our General Partner. Our General Partner owns our incentive distribution rights, which entitles our General Partner to increasing percentages of our cash distributions above certain targets. As a result, our sponsor is incentivized to facilitate our access to accretive acquisitions and organic growth opportunities, including those pursuant to a right of first offer under the Purchase Rights Agreement.
In November 2014, Enviva Development Holdings, LLC (“Development Holdings”) entered into a joint venture (the “First Hancock JV”) with John Hancock Life Insurance Company (U.S.A.) and certain of its affiliates to acquire, develop and construct wood pellet production plants and deep-water marine terminals such as the Southampton, Sampson and Hamlet plants and the Wilmington terminal. In December 2017, Development Holdings entered into a second joint venture with John Hancock Life Insurance Company (U.S.A.) and certain of its affiliates (the “Second Hancock JV”) to acquire, develop and construct wood pellet production plants and deep-water marine terminals in the Southeastern United States. Development Holdings is the managing member and Enviva Management is the operator of the First Hancock JV and the Second Hancock JV (together, the “Hancock JVs”) and is responsible for managing the activities of the Hancock JVs, including the development and construction of the development projects of the Hancock JVs.
In 2015, we entered into a purchase rights agreement (the “Purchase Rights Agreement”) with our sponsor, pursuant to which our sponsor granted us a five-year right of first offer to acquire any wood pellet production plants and associated deep-water marine terminals that it or the Hancock JVs may develop or acquire and elect to sell. We expect to continue to pursue the acquisition of such assets from our sponsor and the Hancock JVs to the extent they are supported by long-term off-take contracts with creditworthy counterparties and have long useful lives, stable cost positions and advantaged locations.
Although we expect to continue to have the opportunity to acquire assets, including those described below, from our sponsor and the Hancock JVs, there can be no assurance that our sponsor or the Hancock JVs will complete their development projects or that our sponsor will decide to sell, or compel the Hancock JVs to sell, assets or completed development projects to us. The right of first offer under the Purchase Rights Agreement expires in May 2020.
Our Sponsor’s Assets and Development Projects
Hamlet Plant
The First Hancock JV has secured permits and is nearing completion of construction of a wood pellet production plant in Hamlet, North Carolina (the “Hamlet plant”), which is strategically sited in an attractive wood fiber basket and has been constructed using our “build-and-copy” approach, using substantially the same design and equipment as the Sampson plant. Following a ramp period, the Hamlet plant is expected to reach wood pellet production of 600,000 MTPY. Production from the Hamlet plant, once completed, will be terminaled at the Wilmington terminal. The First Hancock JV expects that the Hamlet plant will be operational in the first half of 2019.
Greenwood Plant
The Second Hancock JV acquired the Greenwood plant as its first investment. The Second Hancock JV intends to make investments in the Greenwood plant to improve its operational efficiency and increase its production capacity to 600,000 MTPY of wood pellets, subject to receiving the necessary permits.
In February 2018, we entered into a contract with Greenwood to purchase wood pellets produced by the Greenwood plant through March 2022 and have a take-or-pay obligation with respect to 550,000 MTPY of wood pellets (prorated for partial contract years) beginning in mid-2019 and subject to Greenwood’s option to increase or decrease the volume by 10% each contract year. Wood pellets produced at the Greenwood plant are exported from our Wilmington terminal.
Other Sponsor Development Projects
In addition to the projects discussed above, the Second Hancock JV is pursuing the development of additional deep-water marine terminals and production plants. The Second Hancock JV has executed agreements with the Jackson County Port Authority granting the Second Hancock JV an option to build and operate a marine export terminal at the Port of Pascagoula, Mississippi (the “Pascagoula terminal”), which would service new, regionally proximate production plants, including a potential wood pellet production plant in Lucedale, Mississippi (the “Lucedale plant”).
Customers
We have long-term, take-or-pay off-take contracts with utilities and large European power generators such as Drax Power Limited (“Drax”), Ørsted Bioenergy & Thermal Power A/S (“Ørsted,” formerly known as “DONG Energy Thermal Power A/S”), Lynemouth Power Limited (“Lynemouth Power”), Engie Energy Management SCRL (“ENGIE”), and MGT Teesside Limited (“MGT”) (through two contracts with the First Hancock JV). We have also executed long-term, take-or-pay off-take contracts with customers in Japan including Mitsubishi Corporation (“Mitsubishi”), Marubeni Corporation (“Marubeni”). Additionally, we have executed a long-term take-or-pay off-take contract with a major Japanese trading house to supply a Japanese independent power producer, subject to certain conditions precedent, which we expect to be met in the first quarter of 2019.

The following table provides an overview of our off-take contracts, as well as those of Enviva Holdings, LP and its joint ventures:

	Customer	Market	Commencement Year	Ending Year	MTPY
Enviva Partners, LP
	Drax Power Limited	Europe	2013	2022	1,000,000
			2015	2025	500,000
			2022	2026	650,000

	Ørsted Bioenergy & Thermal Power A/S	Europe	2016	2026	420,000
			2018	2021	80,000	(1)

	Lynemouth Power Limited	Europe	2017	2019	800,000
			2020	2022	1,000,000
			2023	2027	800,000

	Engie Energy Management SCRL	Europe	2017	2019	180,000	(2)
			2018	2020	135,000	(3)
			2021	2035	45,000	(3)

	First Hancock JV	Related-party	2021	2034	375,000	(4)
			2021	2034	95,000	(4)

	Mitsubishi Corporation	Japan	2022	2037	180,000

	Marubeni Corporation	Japan	2022	2036	180,000
			2022	2032	100,000

	Japanese trading house	Japan	2023	2027	100,000
			2028	2040	175,000

(1)	Average, as contract is for 200,000 MT from late 2018 through mid-2021.
(2)	Remainder for 2019, as contract for 450,000 MT from mid-2017 through and including 2019.
(3)	Average, as contracts are for aggregate 405,000 MT from 2018 through 2020 and 675,000 MT from 2021 through 2035.
(4)	Contracted through the First Hancock JV for wood pellets supplied to MGT, which ramps to full supply in 2021, and continues through 2034.

Enviva Holdings, LP
	Japanese trading house	Japan	2022	2037	270,000
			2021	2036	250,000

First Hancock JV
	MGT Teesside Limited	Europe	2021	2034	1,000,000	(5)

Second Hancock JV
	Mitsubishi Corporation	Japan	2022	15	450,000

(5)
Total MTPY contracted through the First Hancock JV for wood pellets supplied to MGT, which ramps to full supply in 2021, and continues through 2034. Enviva, LP contracted to source 375,000 MTPY and 95,000 MTPY of wood pellets to the First Hancock JV during contract term.

We also have entered into several other contracts that have smaller off-take quantities than the contracts described above. We diversified our customer base during 2018; however, our four largest customers accounted for 90% of our product sales in 2018.
We refer to the structure of our long-term contracts as “take-or-pay” because they include a firm obligation of the customer to take a fixed quantity of product at a stated price and provisions for us to be compensated in the event of a customer’s failure to accept all or a part of the contracted volumes or for termination of a contract by a customer. Our long-term contracts typically provide for annual inflation‑based adjustments or price escalators. Certain of our long-term contracts also contain provisions that allow us to increase or decrease the volume of product that we deliver by a percentage of the base volume of the contract, as well as cost pass-through mechanisms related to stumpage, fuel or transportation costs and price adjustments for actual product specifications. In addition, certain of our long-term contracts and related arrangements provide for certain cost recovery and sharing arrangements in connection with certain changes in law or sustainability requirements as well as payments to us in the case of their termination as a result of such changes.
In addition to our long-term contracts, we also fulfill our contractual commitments and take advantage of dislocations in market supply and demand by entering into purchase and sale transactions. We typically are the principal in such transactions because we control the wood pellets prior to transferring them to the customer and therefore recognize related revenue on a gross basis.
In some instances, a customer may request to cancel, defer, or accelerate a shipment, in which case we seek to optimize our position by selling or purchasing the subject shipment to or from another party, including in some cases a related party, either within our contracted off‑take portfolio or as an independent transaction on the spot market. In most instances, the original customer pays us a fee, including reimbursement of any incremental costs, which is included in other revenue.
We also provide terminaling services for third- and related-party wood pellet producers as well as for owners of other bulk commodities.
Contracted Backlog
As of February 1, 2019, we had approximately $7.9 billion of product sales backlog for firm and contingent contracted product sales to major power generators and have a total weighted-average remaining term of 9.7 years from February 1, 2019 compared to approximately $5.8 billion and a total weighted-average remaining term of 9.5 years as of February 15, 2018. Backlog represents the revenue to be recognized under existing contracts assuming deliveries occur as specified in the contract. Contracted future product sales denominated in foreign currencies, excluding revenue hedged with foreign currency forward contracts, are included in U.S. Dollars at February 1, 2019 forward rates. The contracted backlog includes forward prices including inflation, foreign currency and commodity prices. The amount also includes the effects of related foreign currency derivative contracts. Please read Part II, Item 8. “Financial Statements and Supplementary Data—Derivative Instruments” for more information regarding our foreign currency forward contracts.
Our expected future product sales revenue under our contracted backlog as of February 1, 2019 is as follows (in millions):

Period from February 1, 2019 to December 31, 2019	$609
Year ending December 31, 2020	779
Year ending December 31, 2021 and thereafter	6,525
Total product sales contracted backlog	$7,913
Assuming all volumes under the firm and contingent off-take contracts held by our sponsor and its joint ventures were included with our product sales backlog for firm and contingent contracted product sales, the total weighted-average remaining term as of February 1, 2019 would increase to 12.3 years and product sales backlog would increase to $14.6 billion as follows (in millions):

Period from February 1, 2019 to December 31, 2019	$609
Year ending December 31, 2020	879
Year ending December 31, 2021 and thereafter	13,066
Total product sales contracted backlog	$14,554
Included in the product sales backlog above are $0.6 billion and $2.2 billion of contingent contracts held by the Partnership and the sponsor and its joint ventures, respectively.

Wood Fiber Procurement
Although stumpage constitutes a small portion of our total cost of delivered products, wood fiber procurement is a vital function of our business, and cost-effective access to wood fiber is an important factor in our pricing stability. Our raw materials are byproducts of traditional timber harvesting, principally low-value wood materials such as trees generally not suited for sawmilling or other manufactured forest products and the tops and limbs of trees that are generated in a harvest. We procure wood fiber directly from timber owners, loggers and other suppliers. We also opportunistically acquire industrial residuals (sawdust and shavings) when they provide a cost or operating advantage. Due to the moisture content of unprocessed wood, it cannot be transported economically over long distances. Therefore, the specific regional wood fiber resource supply and demand balance dictates the underlying economics of wood fiber procurement. For this reason, we have elected to site our facilities in some of the most robust and advantaged fiber baskets in the world.
Our customers are subject to stringent requirements regarding the sustainability of the fuels they procure. In addition to our internal sustainability policies and initiatives, our wood fiber procurement is conducted in accordance with leading forest certification standards. Our fiber supply chains are routinely audited by independent third parties. We maintain multiple forest certifications including: Forest Stewardship Council (FSC®) Chain of Custody, FSC® Controlled Wood, Programme for the Endorsement of Forest Certification (PEFC™) Chain of Custody, Sustainable Forestry Initiative (SFI®) Fiber Sourcing and SFI® Chain of Custody. We have obtained independent third-party certification for all of our plants to the applicable Sustainable Biomass Program (SBP) Standards.
Our wood fiber demand is complementary to, rather than in competition with, demand for high‑grade wood for use by most other forest-related industries, such as lumber and furniture making. For example, improvements in the U.S. housing construction industry increase the demand for construction‑quality lumber, which in turn increases the available supply of the low-cost pulpwood and mill residues that are used in wood pellet production. By using commercial thinnings and byproducts as raw materials, wood pellet production also indirectly supports other forest-related industries as well as the sustainable management of commercial forests.
The wood fiber used for wood pellet production comprises predominantly pulpwood, which derives its name from its traditional use by the pulp and paper industry and includes roundwood (typically low-grade trees, thinnings from forest management operations and the tops and branches from sawlogs), and wood residues (primarily mill residues, a byproduct of sawmilling and veneer mill operations). Our procured wood fiber consists of:

•	low-grade wood fiber: trees or wood that are unsuitable for or rejected by the sawmilling and lumber industries because of small size, defects (e.g. crooked or knotty), disease or pest infestation;

•	tops and limbs: the parts of trees that cannot be processed into lumber;

•	commercial thinnings: harvests that promote the growth of higher value timber by removing weaker or deformed trees to reduce competition for water, nutrients and sunlight; and

•	mill residues: chips, sawdust and other wood industry byproducts.
Demand for the non-merchantable trees, waste products or byproducts that we use is generally low because they have few competing uses. The tops, limbs and other low-grade wood fiber we purchase would otherwise generally be left on the forest floor, impeding reforestation, or burned. Wood pellet production provides a profitable use for the residues from sawmill and furniture industries and also for the trees that are thinned to support the growth of higher value lumber-grade trees. U.S. demand for such low-grade wood fiber historically emerged from the pulp and paper industry. However, due to the decline in demand from paper and pulp, many landowners lack commercial markets for this wood fiber. Wood pellet producers help fill the gap.
As a result of the fragmented nature of tract ownership, we procure raw materials from hundreds of landowners, loggers and timber industry participants, with no individual landowner representing a material fraction of any of our production plants’ needs. Our wood fiber is procured under a variety of arrangements, including (1) logging contracts for the thinnings, pulpwood and other unmerchandised chip-and-saw timber cut by a harvester, (2) in-woods chipping contracts where we may also provide the harvesting assets and (3) contracts with timber dealers. Via our sponsor’s proprietary Track & Trace® system, we maintain 100% traceability of the primary wood that is delivered to us directly from forests. Any supplier delivering wood to one of our plants must first share the details about the forest characteristics of the tract from which the wood is sourced with our forestry staff so we can verify that it meets our strict sustainability criteria. Our supplier contracts require a certification that the relevant tract information has been entered into our database before wood may be delivered directly from a particular tract. We summarize all such tract information periodically and publish tract-level details on our website. During 2018, we sourced wood fiber from approximately 300 suppliers, including brokers who source from landowners growing both hardwoods and softwoods and other suppliers. The diversity of our supply base and our facilities’ advantaged siting enables us to benefit from more reliable deliveries, at a lower cost, than others in our region or industry.

Competition
We compete with other utility-grade wood pellet producers for long-term, take-or-pay off-take contracts with major power generation customers and related trading houses. Competition in our industry is based on the price, quality and consistency of the wood pellets produced, the reliability of wood pellet deliveries and the producer’s ability to verify and document, through customer and third-party audits, that its wood pellets meet the regulatory sustainability obligations of a particular customer.
Most of the world’s current wood pellet production plants are owned by small, private companies, with few companies owning or operating multiple plants. Few companies have the scale, technical expertise or commercial infrastructure necessary to supply utility-grade wood pellets under large, long-term off-take contracts with power generators.
We are the largest producer by production capacity, and consider other companies with comparable scale, technical expertise or commercial infrastructure to be our competitors, including AS Graanul Invest, Pinnacle Renewable Energy Inc., Drax Biomass Inc., Georgia Biomass, LLC, Fram Renewable Fuels, LLC, Highland Pellets LLC, and Pacific BioEnergy Corporation.
Employees
We are party to a management services agreement with Enviva Management, pursuant to which Enviva Management provides us with the employees, management and services necessary for the operation of our business. As of December 31, 2018, Enviva Management had 856 employees. Please read Part II, Item 13. “Certain Relationships and Related Transactions, and Director Independence—Other Transactions with Related Persons--Management Services Agreement” for more information regarding our MSA with Enviva Management.
Environmental Matters
Our operations are subject to stringent and comprehensive federal, state and local laws and regulations governing matters including protection of the environment and natural resources, occupational health and safety and the release or discharge of materials into the environment, including air emissions and wastewater discharges. These laws and regulations may (1) require acquisition, compliance with and maintenance of certain permits or other approvals to conduct regulated activities, (2) impose technology requirements or standards on our operations, (3) restrict the amounts and types of substances that may be discharged or emitted into the environment, (4) limit or prohibit construction or timbering activities in sensitive areas such as wetlands or areas inhabited by endangered or threatened species, (5) govern worker health and safety aspects of operations, (6) require measures to investigate, mitigate or remediate releases of hazardous or other substances from our operations and (7) impose substantial liabilities, including possible fines and penalties for unpermitted emissions or discharges from our operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of investigatory and remedial obligations and the issuance of orders enjoining some or all of our operations in affected areas.
Moreover, the global trend in environmental regulation is towards increasingly broad and stringent requirements for activities that may affect the environment. Any changes in environmental laws and regulations or re‑interpretation of enforcement policies that result in more stringent and costly requirements could have a material adverse effect on our operations and financial position. Although we monitor environmental requirements closely and budget for the expected costs, actual future expenditures may be different from the amounts we currently anticipate spending. Moreover, certain environmental laws impose strict joint and several liability for costs to clean up and restore sites where pollutants have been disposed or otherwise spilled or released. We cannot assure that we will not incur significant costs and liabilities for remediation or damage to property, natural resources or persons as a result of spills or releases from our operations or those of a third party. Although we believe that our competitors face similar environmental requirements, other market factors may prevent us from passing on any increased costs to our customers. Additionally, although we believe that continued compliance with existing requirements will not materially adversely affect us, there is no assurance that the current levels of regulation will continue in the future.
The following summarizes some of the more significant existing environmental, health and safety laws and regulations applicable to our operations, the failure to comply with which could have a material adverse impact on our capital expenditures, results of operations and financial position.

Air Emissions
The federal Clean Air Act, as amended (the “CAA”), and state and local laws and regulations that implement and add to CAA requirements, regulate the emission of air pollutants from our facilities. The CAA and state and local laws and regulations impose significant monitoring, testing, recordkeeping and reporting requirements for these emissions. These laws and regulations require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit emission limits, and in certain cases utilize specific equipment or technologies to control and measure emissions. Obtaining these permits can be both costly and time intensive and has potential to delay opening of new plants or significant expansion of existing plants. Complying with these permits, including satisfying testing requirements, can also be costly and time-intensive and has the potential to have a material adverse impact on our operations and financial position. Failure to comply with these laws, regulations and permit requirements may cause us to face fines, penalties or injunctive orders in connection with air pollutant emissions from our operations.
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
Climate Change and Greenhouse Gases
In response to findings that emissions of carbon dioxide, methane and GHGs present an endangerment to public health and the environment, the U.S. Environmental Protection Agency (the “EPA”) has adopted regulations under existing provisions of the CAA that require GHG emissions reductions from motor vehicles and certain stationary sources. At this time, the EPA requires biomass facilities with GHG emissions above 75,000 tons per year that are otherwise subject to CAA permitting to undergo CAA pre-construction review and obtain operating permits for their GHG emissions. Any other legislation or regulations that require permitting or reporting of GHG emissions or limit such emissions from our equipment and operations or from biomass-fired power plants operated by our customers could require us to incur costs to reduce such emissions or negatively impact demand for wood pellets. Furthermore, although in April 2018 the EPA categorized biomass as a carbon-neutral fuel, several environmental groups have criticized this determination and are attempting to have it changed. Finally, scientists have concluded that increasing concentrations of GHGs in the earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events, including forest fires. If any such effects were to occur, they could have an adverse effect on our operations.
Water Discharges
The Federal Water Pollution Control Act, as amended (the “Clean Water Act”), as well as state laws and regulations that implement, and may be more stringent than, the Clean Water Act, restrict the discharge of pollutants into waters of the United States. Any such discharge of pollutants must be performed in accordance with the terms of a permit issued by the EPA or the implementing state agency. In addition, the Clean Water Act and implementing state laws and regulations require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non‑compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. These permits generally have a term of five years. Certain of our facilities hold such discharge permits. Changes to the terms and conditions of our permits in future renewals or new or modified regulations could require us to incur additional capital or operating expenditures, which may be material.
Pursuant to the Clean Water Act, the EPA has adopted the Discharge of Oil regulation, which requires any person in charge of an onshore facility to report any discharge of a harmful quantity of oil into U.S. navigable waters, adjoining shorelines or the contiguous zone. A harmful quantity is any quantity of discharged oil that violates state water quality standards, causes a film or sheen on the water’s surface or leaves sludge or emulsion beneath the surface. Spills from our production plants that are located along waterways or from our deep-water marine terminal facilities may result in fines, penalties and obligations to respond to and remediate any such spills. We could also be liable for removal and remediation costs, as well as damages to natural resources, in the event of an unauthorized discharge of oil from one of our facilities.
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
Endangered Species Act
The federal Endangered Species Act, as amended (the “ESA”), restricts activities that may affect endangered and threatened species or their habitats. Although some of our facilities may be located in areas that are designated as habitats for endangered or threatened species, this has not so far had a material adverse impact on our business. Some of our suppliers may source materials from locations that provide habitats for species that are protected under the ESA, which may extend the time required to access those areas, or may impose conditions or restrictions on accessing those areas in a way that restricts our ability to obtain raw materials for our wood pellet production plants. Moreover, as a result of a settlement approved by the U.S. District Court for the District of Columbia on September 9, 2011, the U.S. Fish and Wildlife Service is required to make a determination regarding the listing of more than 250 species by the end of the agency’s 2017 fiscal year. While the agency did not complete its review by the deadline, that process reportedly remains underway. The designation of previously unidentified endangered or threatened species could cause us to incur additional costs or become subject to operating restrictions or bans in the affected areas, which could have an adverse impact on the availability or price of raw materials.
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
In addition to the CZMA, requirements under the Clean Water Act and related federal laws may result in federal or state regulators imposing conditions or restrictions on our operations or construction activities. For instance, the dredge and fill provisions of the Clean Water Act require a permit to conduct construction activities in protected waters and wetlands and prohibit unpermitted discharges of fill materials. Likewise, the Rivers and Harbors Act requires permits for the construction of certain port structures. Although compliance has not previously had a material adverse impact on our business, any delays in obtaining future permits or renewals, or the inclusion of restrictive conditions in such permits, could adversely affect the cost of, or result in delays to, our operations and the construction of new, or expansion of existing, terminals.
Safety and Maintenance
We are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act, as amended (“OSHA”), and comparable state statutes, whose purpose is to protect the health and safety of workers. We have a corporate health and safety program that governs the way we conduct our operations at our facilities. Our employees receive OSHA training that is appropriate in light of the tasks performed at our facilities and general training on our health and safety plans. Compliance with OSHA and general training is mandatory. We perform preventive and routine maintenance on all of our manufacturing and deep-water marine terminaling systems, and make repairs and replacements when necessary or appropriate. We also conduct routine and required inspections of those assets in accordance with applicable regulations. In addition, the OSHA hazard communication standards in the Emergency Planning and Community Right-to-Know Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that this information be provided to employees, state and local governmental authorities and citizens. Our facilities adhere to National Fire Protection Association (NFPA) standards for combustible dust and incorporate pollution control equipment such as cyclones, baghouses and electrostatic precipitators to minimize regulated emissions. Our deep-water marine terminals adhere to Homeland Security/U.S. Coast Guard regulations regarding physical security and emergency response plans. We continually strive to maintain compliance with applicable air, solid waste and wastewater regulations; nevertheless, we cannot guarantee that serious accidents will not occur in the future.
Seasonality
Our business is affected by seasonal fluctuations. The cost of producing wood pellets tends to be higher in the winter months because of increases in the cost of delivered raw materials, primarily due to a reduction in accessibility during cold and wet weather conditions. Our raw materials typically have higher moisture content during this period, resulting in a lower product yield; moreover, the cost of drying wood fiber increases during periods of lower ambient temperatures.

The increase in demand for power and heat during the winter months drives greater customer demand for wood pellets. As some of our wood pellet supply to our customers is sourced from third-party purchases, we may experience higher wood pellet costs and a reduction in our gross margin during the winter months.
Principal Executive Offices
We lease office space for our principal executive offices at 7200 Wisconsin Avenue, Suite 1000, Bethesda, Maryland 20814. The lease expires in June 2024.
Available Information
We file annual, quarterly and current reports and other documents with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The SEC maintains a website at www.sec.gov that contains reports and other information regarding issuers that file electronically with the SEC.
We also make available free of charge our Annual Reports on Form 10‑K, Quarterly Reports on Form 10-Q, Current Reports on Form 8‑K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, simultaneously with or as soon as reasonably practicable after filing such materials with, or furnishing such materials to, the SEC, and on or through our website, www.envivabiomass.com. The information on our website, or information about us on any other website, is not incorporated by reference into this Annual Report.

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
We may not have sufficient cash each quarter to enable us to pay quarterly distributions at our current distribution rate. The amount of cash we can distribute on our common units principally depends upon the amount of cash we generate from our operations, which fluctuates from quarter to quarter based on the following factors, some of which are beyond our control:

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

•
the amount of low‑cost wood fiber that we are able to procure and process, which could be adversely affected by, among other things, disruptions in supply or operating or financial difficulties suffered by our suppliers;

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

•
the timing and extent of our ability to recover the costs associated with the fire at the Chesapeake terminal and Hurricanes Florence and Michael through our insurance policies and other contractual rights;

•
changes in domestic and foreign laws and regulations (or the interpretation thereof) related to renewable or low‑carbon energy, the forestry products industry, the international shipping industry or power generators;

•	changes in the regulatory treatment of biomass in core and emerging markets;

•	our inability to acquire or maintain necessary permits or rights for our production, transportation or terminaling operations;

•	changes in the price and availability of transportation;

•	changes in foreign currency exchange or interest rates, and the failure of our hedging arrangements to effectively reduce our exposure to the risks related thereto;

•	risks related to our indebtedness;

•	our failure to maintain effective quality control systems at our production plants and deep‑water marine terminals, which could lead to the rejection of our products by our customers;

•	changes in the quality specifications for our products that are required by our customers;

•	labor disputes;

•	our inability to hire, train or retain qualified personnel to manage and operate our business and newly acquired assets;

•	our inability to complete the planned expansions of our Northampton and Southampton plants or future construction projects on time and within budget;

•	the effects of Brexit on our and our customers’ businesses; and

•	our inability to borrow funds and access capital markets.
In addition, the actual amount of cash we have available for distribution depends on other factors, some of which are beyond our control, including:

•	the level of capital expenditures we make;

•	costs associated with construction projects at our existing facilities and future construction projects;

•	fluctuations in our working capital needs;

•	our treatment as a pass‑through entity for U.S. federal income tax purposes;

•	our debt service requirements and other liabilities;

•	restrictions contained in our existing or future debt agreements; and

•	the amount of cash reserves established by our General Partner.
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
Our contracts with Drax, Ørsted, Lynemouth Power and ENGIE will represent substantially all of our sales volumes in 2019. Because we have a small number of customers, we face counterparty concentration risk. The ability of each of our customers to perform its obligations under a contract with us will depend on a number of factors that are beyond our control and may include, among other things, the overall financial condition of the counterparty, the counterparty’s access to capital, the condition of the regional and global power generation industry, continuing regulatory and economic support for wood pellet‑generated power, spot market pricing trends and general economic conditions. In addition, in depressed market conditions, our customers may no longer need the amount of our products they have contracted for or may be able to obtain comparable products at a lower price. If our customers experience a significant downturn in their business or financial condition, they may attempt to renegotiate, reject or declare force majeure under our contracts. Should any counterparty fail to honor its obligations under a contract with us, we could sustain losses, which could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution. We may also decide to renegotiate our existing contracts on less favorable terms and/or at reduced volumes in order to preserve our relationships with our customers.
Upon the expiration of our off-take contracts, our customers may decide not to recontract on terms as favorable to us as our current contracts, or at all. For example, our current customers may acquire wood pellets from other providers that offer more competitive pricing or logistics or develop their own sources of wood pellets. Some of our customers could also exit their current business or be acquired by other companies that purchase wood pellets from other providers. The demand for wood pellets or their prevailing prices at the times at which our current off‑take contracts expire may also render entry into new long-term-off-take contracts difficult or impossible.
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
Our exposure to risks associated with foreign currency and interest rate fluctuations, as well as the hedging arrangements we may enter into to mitigate those risks, could have an adverse effect on our financial condition and results of operations.
We may experience foreign currency exchange and interest rate volatility in operating our business. We began to use hedging transactions in 2016 with respect to certain of our off-take contracts which are, in part or in whole, denominated in GBP, as well as an interest rate swap with respect to a portion of our variable rate debt, in an effort to achieve more predictable cash flow and to reduce our exposure to foreign currency exchange and interest rate fluctuations. We currently do not hedge a significant portion of our overall revenue pursuant to our off‑take contracts.
Fluctuations in foreign currency exchange rates could be material to us depending upon, among other things, the currency denominations of our off-take contracts. In particular, we have exposure to fluctuations in foreign currency exchange rates between the U.S. Dollar and the GBP as sales under the EVA‑MGT Contract or the 95,000 MTPY contract with the First Hancock JV, which commence in 2019 and 2020, respectively, are denominated in GBP from 2020 onward and sales under the off-take contract with Lynemouth Power, which commenced in 2017, are denominated in U.S. Dollars and GBP. Although the use of hedging transactions limits our downside risk, their use may also limit future revenues.
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
Challenges to or delays in the issuance of air permits, or our failure to comply with our permits, could impair our operations and ability to expand our production.
Our pellet production facilities are subject to the requirements of the CAA and must either receive minor source permits from the states in which they are located or a major source permit, which is subject to the approval of the EPA. In general, our facilities are eligible for minor source permits following the application of pollution control technologies. However, we could experience substantial delays with respect to obtaining such permits, including as a result of any challenges to the issuance of our permits or other factors, which could impair our ability to operate our wood pellet production plants or expand our production capacity. In addition, any new air permits we receive could require that we incur additional expenses to install emissions control technologies, limit our operations to satisfy emission limitations, and/or satisfy stringent testing requirements to demonstrate compliance with the permit and emission limitations thereunder. Failure to meet such requirements could have a material adverse effect on our results of operations, business and financial position, and our ability to make distributions to our unitholders.
Changes in laws or government policies, incentives and taxes implemented to support increased generation of or otherwise regulate low-carbon and renewable energy may affect customer demand for our products.
Consumers of utility-grade wood pellets currently use our products either as part of a binding obligation to generate a certain percentage of low-carbon energy or because they receive direct or indirect financial support or incentives to do so. Financial support is often necessary to cover the generally higher costs of wood pellets compared to conventional fossil fuels like coal. In most countries, once the government implements a tax (e.g., the United Kingdom’s carbon price floor tax) or a preferable tariff or a specific renewable energy policy either supporting a renewable energy generator or the energy generating sector as a whole, such tax, tariff or policy is guaranteed for a specified period of time, sometimes for the investment lifetime of any electricity generator’s project. However, governmental policies that currently support the use of biomass may adversely modify their tax, tariff or incentive regimes, and the future availability of such taxes, tariffs or policies, either in current jurisdictions beyond the prescribed timeframes or in new jurisdictions, is uncertain. Demand for wood pellets could be substantially lower than expected if government support is removed, reduced or delayed or, in the future, is insufficient to enable successful deployment of biomass power to the levels currently projected. In addition, regulatory changes such as new requirements to install additional pollution control technology or curtail operations to meet new GHG emission limits may also affect demand for our products.
In Europe, the European Union’s (the “EU”) Renewable Energy Directive (“RED”) requires that member nations fulfill 20% of their energy demand from renewable sources by 2020. Under the current RED framework, biofuels are subject to a set of sustainability criteria that must be met in order to qualify as renewable fuels. In December 2018, the EU finalized a second Renewable Energy Directive (“RED II”) that increased the renewable energy goal to 32% of energy demand by 2030 in addition to establishing a 2030 goal for energy efficiency improvements of 33%. Under RED II, qualifying biofuels such as biomass are subject to new EU-wide sustainability requirements, including a requirement that feedstocks used to make biomass fuel be harvested from areas with increasing carbon stocks for countries that are not party to the Paris Agreement, and individual member states may implement more restrictive requirements than those required by the directive. The implementation of these requirements could cause us to incur additional compliance costs. Furthermore, although carbon stocks are currently increasing in all of our supply regions, there is a risk that such stocks could decline unexpectedly due to factors beyond our control, such as fire, storms, or pest infestations, which could adversely impact our ability to meet these requirements.
Finally, EU action to regulate biofuels may influence future regulatory actions in other countries where our customers are located. In the event that RED II limits or otherwise constrains our ability to export our product to the European Union or has other adverse consequences, it could have a material adverse effect on our results of operations and financial condition.
In the United States, on October 16, 2017, the EPA proposed a rule to repeal the Clean Power Plan (the “CPP”), the Obama Administration’s rule establishing carbon pollution standards for existing power plants. Under the proposal, the CPP—which is currently subject to a judicial stay issued by the U.S. Supreme Court—would be repealed. However, in August 2018, the EPA proposed the Affordable Clean Energy Rule, which targets emissions reductions at existing coal-fired plants. Although the proposal focuses on achieving these reductions through heat rate improvements, the EPA contemplates that some facilities may be able to achieve the required emissions by co-firing biomass. At this time, it is not clear what impact the repeal of the CPP and any future rulemaking will have on the demand for biomass in the United States. In addition, in April 2018, the EPA issued a statement of policy clarifying that future regulatory actions would treat biomass from managed forests as carbon-neutral. Separately, almost half of U.S. states, either individually or through multi-state regional initiatives, have begun to address GHG emissions, primarily through the planned development of GHG emission inventories and/or regional GHG cap-and-trade programs. Although neither the U.S. Congress nor the states in which our facilities are located have adopted such legislation at this time, they may do so in the future or adopt regulations with similar effects. For example, Virginia has expressed interest in joining the Regional Greenhouse Gas Initiative, and the Virginia Department of Environmental Quality has proposed a rule to enable the state to link into this initiative. The adoption of a different approach to the treatment of biogenic carbon in the United States could be treated as precedential by European regulators and impact the regulatory treatment of our product in our primary markets. Furthermore, we could face increased operating costs in the form of either emissions controls or costs to purchase allowances in the event that the states in which we have production plants or export terminals adopt restrictions on GHG emissions.
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
Currently, our raw materials are byproducts of traditional timber harvesting, principally low-value wood materials such as the tops and limbs of trees that are generated in a harvest and industrial residuals (chips, sawdust and other wood industry byproducts). Commercial forestry is regulated by complex regulatory frameworks at each of the federal, state and local levels. Among other federal laws, the Clean Water Act and the Endangered Species Act have been applied to commercial forestry operations through agency regulations and court decisions, as well as through the delegation to states to implement and monitor compliance with such laws. State forestry laws, as well as land-use regulations and zoning ordinances at the local level, are also used to manage forests in the Southeastern United States, as well as other regions from which we may need to source raw materials in the future. Any new or modified laws or regulations at any of these levels could have the effect of reducing forestry operations in areas where we procure our raw materials and consequently may prevent us from purchasing raw materials in an economic manner, or at all. In addition, future regulation of, or litigation concerning, the use of timberlands, the protection of endangered species, the promotion of forest biodiversity, and the response to and prevention of wildfires, as well as litigation, campaigns or other measures advanced by environmental activist groups, could also reduce the availability of the raw materials required for our operations.

The enactment of derivatives legislation could have an adverse effect on our ability to use derivative instruments to reduce the effect of foreign currency, interest rate, and other risks associated with our business.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd‑Frank Act”) enacted on July 21, 2010, established federal oversight and regulation over the derivatives markets and entities, such as us, that participate in such markets. The Dodd‑Frank Act requires the Commodities Futures Trading Commission (“CFTC”) and the SEC to promulgate rules and regulations implementing the Dodd‑Frank Act. Although the CFTC has finalized certain regulations, others remain to be finalized or implemented and it is not possible at this time to predict when this will be accomplished.
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
We may be unable to complete the planned expansions of our Northampton and Southampton plants or future construction projects on time, and our construction costs could increase to levels that make the return on our investment less than expected.
Historically, we have acquired wood pellet production plants, marine export terminals, and other assets that had already commenced commercial operations.  In response to the increasing demand for our product, we are undertaking an expansion project to increase the aggregate production capacity at our Northampton and Southampton plants by approximately 400,000 MTPY in the aggregate at a total cost of approximately $130.0 million (the “Mid-Atlantic Expansion”). The Mid-Atlantic Expansion is our first major construction project. There may be delays or unexpected developments in completing the Mid-Atlantic Expansion or other future construction projects, which could cause the costs of these projects to exceed our expectations, including as a result of the factors enumerated below. These circumstances could prevent our construction projects from commencing operations or from meeting our original expectations concerning timing, their production capacity, the capital expenditures necessary for their completion, and the returns they will achieve. No assurances can be given that disputes with project construction providers will not arise in the future. While we will attempt to reach a settlement if disputes do arise, no assurances can be given that we would actually reach a settlement or that any such settlement amount would be covered by the remaining budgeted project contingencies. If an equitable settlement cannot be reached, arbitration or legal action could be commenced, and any final judgment or decision could result in increased costs, which could make the return on our investment in the project less than expected.
The following factors could contribute to construction-cost overruns and construction delays, including, without limitation:

•	failure to timely obtain the equipment necessary for the operation of our projects at budgeted costs;

•	failure to secure and maintain connections to transportation networks, including road, rail, and waterway access or other infrastructure, including local utility services;

•	failure to maintain all necessary rights to land access and use;

•	failure to timely receive quality and timely performance of third-party services at budgeted costs;

•
failure to timely obtain and/or maintain environmental and other permits or approvals or appeals of those permits or approvals, including by special interest groups opposed to the use of biomass for power generation;

•	inclement weather conditions and adverse environmental and geological conditions; and

•	force majeure or other events outside of our control.
Our inability to complete and transition our construction projects, including the Mid-Atlantic Expansion, into financially successful operating projects on time and within budget could have a material adverse effect on our results of operations, business and financial position, and our ability to make cash distributions to our unitholders.
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
We have take-or-pay off-take contracts with utilities and large power generators in the United Kingdom and in other European markets. For the year ended December 31, 2018, approximately 64% of our product sales were derived from contracts with customers in the United Kingdom and 33% of our product sales were derived from contracts with customers in other European markets.
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
The viability of our customers’ businesses is dependent on their ability to compete in their respective electricity and heat markets. Our customers’ competitiveness is a function of, among other things, the market price of electricity, the market price of competing fuels (e.g. coal and natural gas), the relative cost of carbon and the costs of generating heat or electricity using other renewable energy technologies. For example, advancements in battery storage technology have the potential to make solar, wind, and other intermittent sources of renewable energy more competitive with biomass as a potential source for baseload and peak-demand electricity needs. Changes in the values of the inputs and outputs of our customers’ businesses, or of the businesses of their competitors, could have a material adverse effect on our customers and, as a result, could have a material adverse effect on our results of operations, business and financial position, and our ability to pay distributions to our unitholders.
The growth of our business depends in part upon locating and acquiring interests in additional production plants and deep-water marine terminals at favorable prices.
Our business strategy includes growing our business through drop‑down and third-party acquisitions that increase our cash generated from operations and cash available for distribution on a per-unit basis. Various factors could affect the availability of attractive projects to grow our business, including:

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
Any acquisitions we make may reduce, rather than increase, our cash generated from operations on a per-unit basis.
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
The satisfactory delivery of substantially all of our production is dependent upon continuous access to infrastructure at our owned, leased and third-party-operated terminals. Loss of access to our ports of shipment and destination, including through failure of terminal equipment and port closures, could adversely affect our financial results and cash available for distribution.
A significant portion of our total production is loaded for shipment utilizing automated conveyor and ship loading equipment at the Port of Chesapeake, Port of Wilmington, and Port Panama City, and substantially all of our production is dependent upon infrastructure at our owned, leased and third-party operated ports. Should we suffer a catastrophic failure of the equipment at these ports or otherwise experience port closures, including for security or weather-related reasons, we could be unable to fulfill off‑take obligations or incur substantial additional transportation costs, which would reduce our cash flow. Moreover, we rely on various ports of destination, as well as third parties who provide stevedoring or other services at our ports of shipment and destination or from whom we charter oceangoing vessels and crews, to transport our product to our customers. Loss of access to these ports for any reason, or failure of such third-party service providers to uphold their contractual obligations, may impact our ability to fulfill off-take obligations, cause interruptions to our shipping schedule, and/or cause us to incur substantial additional transportation or other costs, all of which could have a material adverse effect on our business, financial condition and results of operations.
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
Our long-term off-take contracts with our customers may only partially offset certain increases in our costs or preclude us from taking advantage of relatively high wood prices.
Our long-term off-take contracts typically set base prices subject to annual price escalation and other pricing adjustments for changes in certain of our underlying costs of operations, including, in some cases, for stumpage or shipping fuel. However, such cost pass-through mechanisms may only pass a portion of our total costs through to our customers. If our operating costs increase significantly during the terms of our long-term off-take contracts beyond the levels of pricing and cost protection afforded to us under the terms of such contracts, our results of operations, business and financial position, and ability to make cash distributions to our unitholders could be materially adversely affected.
Moreover, during periods when the price of wood pellets exceeds the prices under our long-term off-take contracts, our revenues could be significantly lower than they otherwise would have been were we not party to such contracts for substantially all of our production. In addition, our current and future competitors may be in a better position than we are to take advantage of relatively high prices during such periods.

We may be required to make substantial capital expenditures to maintain and improve our facilities.
Although we currently use a portion of our cash reserves and cash generated from our operations to maintain, develop and improve our assets and facilities, such investment may, over time, be insufficient to preserve the operating profile required for us to meet our planned profitability or meet the evolving quality and product specifications demanded by our customers. Moreover, our current and future construction projects, including the Mid-Atlantic Expansion, may be capital-intensive. Accordingly, if we exceed our budgeted capital expenditures and/or additional capital expenditures become necessary in the future and we are unable to execute our construction, maintenance or improvement programs successfully, within budget, and in a timely manner, our results of operations, business and financial position, and our ability to make cash distributions to our unitholders, may be materially adversely affected.
We compete with other wood pellet producers and, if growth in domestic and global demand for wood pellets meets or exceeds management’s expectations, the competition within our industry may grow significantly.
We compete with other wood pellet production companies for the customers to whom we sell our products. Other current producers of utility‑grade wood pellets include AS Graanul Invest, Pinnacle Renewable Energy Inc., Drax Biomass Inc., Georgia Biomass, LLC, Fram Renewable Fuels, LLC, Highland Pellets LLC and Pacific BioEnergy Corporation. Competition in our industry is based on price, consistency and quality of product, site location, distribution and logistics capabilities, customer service, creditworthiness and reliability of supply. Some of our competitors may have greater financial and other resources than we do, may develop technology superior to ours or may have production plants that are sited in more advantageous locations from a transport or other cost perspective.
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
As of December 31, 2018, our total debt was $432.7 million, which primarily consisted of $352.8 million outstanding under our Senior Notes and $73.0 million outstanding under senior secured credit facilities. In the future, we may incur additional indebtedness in order to make acquisitions or to develop our properties. Our level of indebtedness could affect our operations in several ways, including the following:

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

•
a high level of debt may place us at a competitive disadvantage compared to our competitors that may be less leveraged and therefore may be able to take advantage of opportunities that our indebtedness would prevent us from pursuing; and a high level of debt may impair our ability to obtain additional financing in the future for working capital, capital expenditures, debt service requirements, acquisitions, general partnership or other purposes.
In addition, revolving borrowings under our senior secured credit facilities bear, and potentially other credit facilities we or our subsidiaries may enter into in the future will bear, interest at variable rates. If market interest rates increase, such variable‑rate debt will create higher debt service requirements, which could adversely affect our cash flow.
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
We depend to a large extent on the services of our senior management team and other key personnel. Members of our senior management and other key employees collectively have extensive expertise in designing, building and operating wood pellet production plants, negotiating long‑term off-take contracts and managing businesses such as ours. Competition for management and key personnel is intense, and the pool of qualified candidates is limited. The loss of any of these individuals or the failure to attract additional personnel, as needed, could have a material adverse effect on our operations and could lead to higher labor costs or the use of less‑qualified personnel. In addition, if any of our executives or other key employees were to join a competitor or form a competing company, we could lose customers, suppliers, know-how and key personnel. Our success is dependent on our ability to continue to attract, employ and retain highly skilled personnel.
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
Our business is affected by seasonal fluctuations. The cost of producing wood pellets tends to be higher in the winter months because of increases in the cost of delivered raw materials, primarily due to a reduction in accessibility during cold and wet weather conditions. Our raw materials typically have higher moisture content during this period, resulting in a lower product yield; moreover, the cost of drying wood fiber increases during periods of lower ambient temperatures.
The increase in demand for power and heat during the winter months drives greater customer demand for wood pellets. As some of our wood pellet supply to our customers are sourced from third-party purchases, we may experience higher wood pellet costs and a reduction in our gross margin during the winter months.
While our contracts generally call for ratable deliveries throughout the year, we are party to one contract that calls for a higher percentage of deliveries during the first and fourth calendar quarters. These seasonal fluctuations could have an adverse effect on our business, financial condition and results of operations and cause comparisons of operating measures between consecutive quarters to not be as meaningful as comparisons between longer reporting periods.
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

Our business is subject to cybersecurity risks.
As is typical of modern businesses, we are reliant on the continuous and uninterrupted operation of our information technology (“IT”) systems. User access and security of our sites and IT systems can be critical elements of our operations, as are cloud security and protection against cybersecurity incidents. Any IT failure pertaining to availability, access or system security could potentially result in disruption of our activities and personnel, and could adversely affect our reputation, operations or financial performance.
Potential risks to our IT systems could include unauthorized attempts to extract business-sensitive, confidential or personal information, denial of access, extortion, corruption of information, or disruption of business processes. A cybersecurity incident resulting in a security breach or failure to identify a security threat could disrupt our business and could result in the loss of sensitive, confidential information or other assets, as well as litigation, regulatory enforcement, violation of privacy or securities laws and regulations, and remediation costs, all of which could materially impact our reputation, operations or financial performance.
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

•
our General Partner determines the amount and timing of any cash expenditure and whether an expenditure is classified as a maintenance capital expenditure, which reduces operating surplus, or an expansion capital expenditure, which does not reduce operating surplus. This determination can affect the amount of cash from operating surplus that is distributed to our common unitholders relative to our General Partner as the holder of our incentive distribution rights;

•	our General Partner may cause us to borrow funds in order to permit the payment of cash distributions;

•
our partnership agreement permits us to distribute up to $39.3 million as operating surplus, even if it is generated from asset sales, borrowings other than working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions to holders of our incentive distribution rights;

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
The holder or holders of a majority of our incentive distribution rights (currently our General Partner) have the right, at any time when we have made cash distributions in excess of the then‑applicable third target distribution for each of the prior four consecutive fiscal quarters, to reset the initial target distribution levels at higher levels based on our cash distribution levels at the time of the exercise of the reset election. Following a reset election, a baseline distribution amount will be calculated equal to an amount equal to the prior cash distribution per common unit for the fiscal quarter immediately preceding the reset election (such amount is referred to as the “reset minimum quarterly distribution”), and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution. In addition, in connection with a reset election, the holders of our incentive distribution rights would receive a number of newly issued common units based on the value of cash distributions paid in respect of the incentive distribution rights in the quarter preceding the reset election.
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
If our unitholders are dissatisfied with the performance of our General Partner, they have limited ability to remove our General Partner. Unitholders are currently unable to remove our General Partner without our sponsor’s consent because our sponsor and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common units is required to remove our General Partner. As of February 15, 2019, our sponsor owned approximately 45% of our common units. This condition would enable our sponsor to prevent the removal of our General Partner.
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
In accordance with Delaware law and the provisions of our partnership agreement, we may issue additional partnership interests that are senior to the common units in right of distribution, liquidation and voting. The issuance by us of units of senior rank may (1) reduce or eliminate the amount of cash available for distribution to our common unitholders; (2) diminish the relative voting strength of the total common units outstanding as a class; or (3) subordinate the claims of the common unitholders to our assets in the event of our liquidation.
The market price of our common units could be adversely affected by sales of substantial amounts of our common units in the public or private markets, including sales by our sponsor or other large holders.
Our sponsor has registration rights with respect to the common units it currently holds. Sales by our sponsor or other large holders of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities.
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
For as long as we remain an “emerging growth company” as defined in the Tax Cuts and Jobs Act of 2017, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes‑Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports. We will remain an emerging growth company for up to five years, although we will lose that status earlier if we have more than $1.1 billion of revenues in a fiscal year, have more than $700.0 million in market value of our common units held by non‑affiliates, or issue more than $1.0 billion of non‑convertible debt over a three‑year period.
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
Despite the fact that we are organized as a limited partnership under Delaware law, we would be treated as a corporation for U.S. federal income tax purposes unless we satisfy a “qualifying income” requirement. Based upon our current operations and current Treasury Regulations, we believe we satisfy the qualifying income requirement. We have requested and obtained a favorable private letter ruling from the IRS to the effect that, based on facts presented in the private letter ruling request, our income from processing timber feedstocks into pellets and transporting, storing, marketing and distributing such timber feedstocks and wood pellets constitute “qualifying income” within the meaning of Section 7704 of the Internal Revenue Code of 1986 (the “Code”). However, no ruling has been or will be requested regarding our treatment as a partnership for U.S. federal income tax purposes. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.
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
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. Although there is no current legislative proposal, a prior legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. In addition, the Treasury Department has issued, and in the future may issue, regulations interpreting those laws that affect publicly traded partnerships. We believe we qualify as a partnership for U.S. federal income tax purposes under current regulations.
However, any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any similar or future legislative changes could negatively impact the value of an investment in our common units. You are urged to consult with your own tax advisor with respect to the status of regulatory or administrative developments and proposals and their potential effect on your investment in our common units.

If the IRS were to contest the federal income tax positions we take, it may adversely impact the market for our common units, and the costs of any such contest would reduce cash available for distribution to our unitholders.
We have requested and obtained a favorable private letter ruling from the IRS to the effect that, based on facts presented in the private letter ruling request, our income from processing timber feedstocks into pellets and transporting, storing, marketing and distributing such timber feedstocks and wood pellets will constitute “qualifying income” within the meaning of Section 7704 of the Code. However, no ruling has been or will be requested regarding our treatment as a partnership for U.S. federal income tax purposes. The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. Moreover, the costs of any contest between us and the IRS will result in a reduction in cash available for distribution to our unitholders and thus will be borne indirectly by our unitholders.
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
Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. To the extent possible under the new rules, our General Partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised information statement to each unitholder and former unitholder with respect to an audited and adjusted return, which statement reports the items adjusted and certain other amounts. Although our General Partner may elect to have our unitholders and former unitholders take such audit adjustment into account and pay any resulting taxes (including applicable penalties and interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, we may require our unitholders and former unitholders to reimburse us for such taxes (including any applicable penalties or interest) or, if we are required to bear such payments, our cash available for distribution to our unitholders might be substantially reduced. These rules are not applicable for tax years beginning on or prior to December 31, 2017.
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
Tax-exempt entities face unique tax issues from owning our common units that may result in adverse tax consequences to them.
Investment in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs), raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Further, with respect to taxable years beginning after December 31, 2017, subject to the proposed aggregation rules for certain similarly situated businesses or activities issued by the Treasury Department, a tax-exempt entity with more than one unrelated trade or business (including by attribution from investment in a partnership such as ours that is engaged in one or more unrelated trade or business) is required to compute the unrelated business taxable income of such tax-exempt entity separately with respect to each such trade or business (including for purposes of determining any net operating loss deduction). As a result, for years beginning after December 31, 2017, it may not be possible for tax-exempt entities to utilize losses from an investment in our partnership to offset unrelated business taxable income from another unrelated trade or business and vice versa. Any tax‑exempt entity should consult its tax advisor before investing in our common units.
Unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.
Historically, we have been entitled to a full deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, under the Tax Cuts and Jobs Act signed into law in December 2017, for taxable years beginning after December 31, 2017, our deduction for “business interest” is limited to the sum of our business interest income and 30% of our “adjusted taxable income.” For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization or depletion to the extent such depreciation, amortization or depletion is not capitalized into cost of goods sold with respect to inventory. As a result, we expect that a substantial portion of our interest expense may be limited.
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
We currently own assets in multiple states. Many of these states currently impose a personal income tax on individuals, corporations and other entities. As we make acquisitions or expand our business, we may own assets or conduct business in additional states that impose a personal income tax. It is our unitholders’ responsibility to file all U.S. federal, foreign, state and local tax returns and pay any resulting taxes due in these jurisdictions. Unitholders should consult with their own tax advisors regarding the filing of such tax returns, the payment of such taxes, and the deductibility of any such taxes paid.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Information regarding our properties is contained in Part I, Item 1. “Business” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 3.	LEGAL PROCEEDINGS
During the fourth quarter of 2016, we re-purchased a shipment of wood pellets from one customer and subsequently sold it to another customer in a purchase and sale transaction. Smoldering was observed onboard the vessel carrying the shipment, which resulted in damage to a portion of the shipment and one of the vessel’s five cargo holds (the “Shipping Event”). The disponent owner of the vessel (the “Shipowner”) had directly or indirectly chartered the vessel from certain other parties (collectively, the “Head Owners”) and in turn contracted with Cottondale as the charterer of the vessel. Following the mutual appointment of arbitrators in connection with the Shipping Event, in June, 2017, the Shipowner submitted claims against Cottondale (the “Claims”) alleging damages of approximately $11.5 million (calculated using exchange rates as of December 31, 2018), together with other unquantified losses and damages. The Claims provide that the Shipowner would seek indemnification and other damages from Cottondale to the extent that the Shipowner is unsuccessful in its defense of claims raised by the Head Owners against it for damages arising in connection with the Shipping Event. In February 2019, the parties to the arbitration settled the Claims at no incremental cost to us.
As of December 31, 2018, $1.0 million is recorded in insurance receivables related to recovery of legal costs incurred.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common units representing limited partner interests in the Partnership (“common units”) are traded on the New York Stock Exchange (“NYSE”) under the symbol “EVA.”
As of February 15, 2019, there were 26,572,679 common units outstanding held by three unitholders of record. Because many of our common units are held by brokers and other institutions on behalf of unitholders, we are unable to estimate the total number of unitholders represented by these unitholders of record. As of February 15, 2019 our sponsor held approximately 45% of the common units.
Cash Distribution Policy
General
Our partnership agreement provides that our General Partner will make a determination as to whether to make a distribution, but our partnership agreement does not require us to pay distributions at any time or in any amount. Instead, the board of directors of our General Partner adopted a cash distribution policy that sets forth our General Partner’s intention with respect to the distributions to be made to unitholders. Pursuant to our cash distribution policy, within 60 days after the end of each quarter, we intend to distribute to the holders of common units on a quarterly basis at least the minimum quarterly distribution of $0.4125 per unit, or $1.65 on an annualized basis, to the extent we have sufficient cash after establishment of cash reserves and payment of fees and expenses, including payments to our General Partner and its affiliates.
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
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities for the year ended December 31, 2018.
Repurchase of Securities by the Partnership or Affiliated Purchasers
On February 1, 2018, the General Partner purchased a total of 81,708 common units from affiliates of Enviva Holdings, LP at a price of $28.65 per common unit and used the common units to satisfy the vesting of performance-based phantom units under the LTIP. There were no other repurchases of the Partnership’s securities during the year ended December 31, 2018.
Securities Authorized for Issuance under Equity Compensation Plans
Please read Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding our equity compensation plans.

ITEM 6.  SELECTED FINANCIAL DATA
The following table presents our selected historical financial data, for the periods and as of the dates indicated, for us and to Enviva, LP and its subsidiaries (other than Enviva Pellets Cottondale, LLC) prior to April 9, 2015 (the “Predecessor”).
The financial statements have been retroactively recast to reflect the contribution of our sponsor’s interest in our Predecessor and Enviva GP, LLC as if the contributions occurred at the beginning of the periods presented, the contribution of Enviva Cottondale Acquisition II, LLC as if the contribution occurred on January 5, 2015, which is the date on which our sponsor acquired Green Circle Bio Energy, Inc., which owned the Cottondale plant, the contribution of Enviva Pellets Southampton, LLC (“Southampton”) as if it occurred on April 9, 2015, the date Southampton was originally conveyed to the First Hancock JV, and the contribution of Enviva Pellets Sampson, LLC (“Sampson”) and Enviva Port of Wilmington, LLC (“Wilmington”) as if they had occurred on May 15, 2013, the date Sampson and Wilmington were originally organized.

The selected statement of operations and statements of cash flow data for the years ended December 31, 2018, 2017 and 2016 and the balance sheet data as of December 31, 2018 and 2017 are derived from our audited consolidated financial statements included in Item 8 of this Annual Report. On January 1, 2018, we adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers using the modified retrospective method and as such, prior period amounts were not adjusted.

	Year Ended December 31,
	2018	2017	2016	2015	2014
					(Predecessor)
	(in thousands, except per metric ton and operating data and per unit data)
Statement of Operations Data:
Product sales	$564,010	$522,250	$444,489	$450,980	$286,641
Other revenue (1)	9,731	20,971	19,787	6,394	3,495
Net revenue	573,741	543,221	464,276	457,374	290,136
Costs of goods sold, excluding depreciation and amortization (1)	461,735	419,616	357,418	365,061	251,058
Loss on disposal of assets	2,386	4,899	2,386	2,081	340
Depreciation and amortization	40,179	39,904	27,700	30,692	18,971
Total cost of goods sold	504,300	464,419	387,504	397,834	270,369
Gross margin	69,441	78,802	76,772	59,540	19,767
General and administrative expenses (1)	27,641	30,107	33,098	23,922	16,958
Disposal and impairment of assets held for sale	—	827	9,991	—	—
Total general and administrative expenses	27,641	30,934	43,089	23,922	16,958
Income from operations	41,800	47,868	33,683	35,618	2,809
Other income (expense):
Interest expense	(36,471)	(31,744)	(15,643)	(10,558)	(8,724)
Related-party interest expense	—	—	(578)	(1,154)	—
Early retirement of debt obligation	(751)	—	(4,438)	(4,699)	(73)
Other income (expense)	2,374	(1,751)	439	979	22
Total other expense, net	(34,848)	(33,495)	(20,220)	(15,432)	(8,775)
Income (loss) before income tax expense	6,952	14,373	13,463	20,186	(5,966)
Income tax expense	—	—	—	2,623	15
Net income (loss)	6,952	14,373	13,463	17,563	(5,981)
Less net loss attributable to noncontrolling partners’ interests	—	3,140	5,804	2,859	304
Net income (loss) attributable to Enviva Partners, LP	$6,952	$17,513	$19,267	$20,422	$(5,677)
Less: Predecessor (loss) income to May 4, 2015 (prior to IPO)	—	—	—	(2,132)	264
Less: Pre-acquisition income from April 10, 2015 to December 10, 2015 from operations of Enviva Pellets Southampton, LLC Drop-Down allocated to General Partner	—	—	—	6,264	—
Less: Pre-acquisition loss from inception to December 13, 2016 from operations of Enviva Pellets Sampson, LLC Drop-Down allocated to General Partner	—	—	(3,231)	(1,815)	(3,440)
Less: Pre-acquisition loss from inception to October 1, 2017 from operations of Enviva Port of Wilmington, LLC Drop-Down allocated to General Partner	—	(3,049)	(2,110)	(937)	(2,501)
Enviva Partners, LP partners’ interest in net income	$6,952	$20,562	$24,608	$19,042	$—
Net income per limited partner common unit:
Basic	$0.04	$0.65	$0.95	$0.80
Diluted	$0.04	$0.61	$0.91	$0.79
Net income per limited partner subordinated unit:
Basic	$0.04	$0.65	$0.93	$0.80
Diluted	$0.04	$0.65	$0.93	$0.79
(1) See Part II, Item 8. “Financial Statements and Supplementary Data—Note 13, Related-Party Transactions”

	Year Ended December 31,
	2018	2017	2016	2015	2014
					(Predecessor)
	(in thousands, except per metric ton and operating data and per unit data)
Statement of Cash Flow Data:
Net cash provided by (used in):
Operating activities	$84,053	$87,095	$55,804	$65,857	$28,992
Investing activities	(26,002)	(28,601)	(111,124)	(103,490)	(17,174)
Financing activities	(56,115)	(58,436)	53,658	39,173	(14,789)
Other Financial Data:
Adjusted EBITDA(1)	$102,631	$102,381	$79,291	$71,710	$22,182
Adjusted gross margin per metric ton(1)	$38.81	$45.38	$45.55	$38.89	$25.91
Maintenance capital expenditures(2)	4,872	4,353	5,187	4,359	515
Distributable cash flow(1)	63,789	67,731	59,775	57,245	14,964
Operating Data:
Total metric tons sold	2,983	2,724	2,346	2,374	1,508
Balance Sheet Data (at period end):
Cash and cash equivalents	$2,460	$524	$466	$2,128	$592
Total assets	748,770	760,111	801,376	688,209	388,395
Long-term debt and capital lease obligations (including current portion)	432,655	401,017	351,080	207,632	90,481
Total liabilities	602,054	549,742	424,514	266,539	110,781
Partners’ capital	146,716	210,369	376,862	421,670	277,614
____________________________________________
(1)For more information, please read “—Limitations of Non-GAAP Financial Measures” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—How We Evaluate Our Operations.”
(2)Maintenance capital expenditures are cash expenditures made to maintain our long‑term operating capacity or net income.
Limitations of Non-GAAP Financial Measures
Adjusted net income, adjusted gross margin per metric ton, adjusted EBITDA and distributable cash flow are not financial measures presented in accordance with accounting principles generally accepted in the United States (“GAAP”). We believe that the presentation of these non-GAAP financial measures provides useful information to investors in assessing our financial condition and results of operations. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measures. Each of these non-GAAP financial measures has important limitations as an analytical tool because they exclude some, but not all, items that affect the most directly comparable GAAP financial measures. You should not consider adjusted net income, adjusted gross margin per metric ton, adjusted EBITDA or distributable cash flow in isolation or as substitutes for analysis of our results as reported under GAAP. Our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.
Adjusted Net Income
We define adjusted net income as net income excluding certain expenses incurred related to the Chesapeake Incident and the Hurricane Events, consisting of emergency response expenses, expenses related to the disposal of inventory, and asset disposal and repair costs, offset by insurance recoveries received, as well as employee compensation and other related costs allocated to us in respect of the Chesapeake Incident and the Hurricane Events pursuant to our management services agreement with an affiliate of our sponsor for services that could otherwise have been dedicated to our ongoing operations and interest expense associated with incremental borrowings related to the Chesapeake Incident. We believe that adjusted net income enhances investors’ ability to compare the past financial performance of our underlying operations with our current performance separate from certain items of gain or loss that we characterize as unrepresentative of our ongoing operations.
Adjusted Gross Margin per Metric Ton
We use adjusted gross margin per metric ton to measure our financial performance. We define adjusted gross margin as gross margin excluding asset disposals, depreciation and amortization, changes in unrealized derivative instruments related to hedged items included in gross margin, and certain items of income or loss that we characterize as unrepresentative of our ongoing operations, including certain expenses incurred related to the Chesapeake Incident and Hurricane Events, consisting of emergency response expenses, expenses related to the disposal of inventory, and asset disposal and repair costs, offset by insurance recoveries received, as well as employee compensation and other related costs allocated to us in respect of the Chesapeake Incident and the Hurricane Events pursuant to our management services agreement with an affiliate of our sponsor for services that could otherwise have been dedicated to our ongoing operations. We believe adjusted gross margin per metric ton is a meaningful measure because it compares our revenue-generating activities to our operating costs for a view of profitability and performance on a per metric ton basis. Adjusted gross margin per metric ton will primarily be affected by our ability to meet targeted production volumes and to control direct and indirect costs associated with procurement and delivery of wood fiber to our production plants and the production and distribution of wood pellets.
Adjusted EBITDA
We view adjusted EBITDA as an important indicator of our financial performance. We define adjusted EBITDA as net income or loss excluding depreciation and amortization, interest expense, income tax expense, early retirement of debt obligations, non-cash unit compensation expense, asset impairments and disposals, changes in unrealized derivative instruments related to hedged items included in gross margin and other income and expense, and certain items of income or loss that we characterize as unrepresentative of our ongoing operations, including certain expenses incurred related to the Chesapeake Incident and Hurricane Events, consisting of emergency response expenses, expenses related to the disposal of inventory, and asset disposal and repair costs, offset by insurance recoveries received, as well as employee compensation and other related costs allocated to us in respect of the Chesapeake Incident and the Hurricane Events pursuant to our management services agreement with an affiliate of our sponsor for services that could otherwise have been dedicated to our ongoing operations. Adjusted EBITDA is a supplemental measure used by our management and other users of our financial statements, such as investors, commercial banks and research analysts, to assess the financial performance of our assets without regard to financing methods or capital structure.
Distributable Cash Flow
We define distributable cash flow as adjusted EBITDA less maintenance capital expenditures and interest expense net of amortization of debt issuance costs, debt premium, original issue discounts, and the impact from incremental borrowings related to the Chesapeake Incident. We use distributable cash flow as a performance metric to compare the cash-generating performance of the Partnership from period to period and to compare the cash-generating performance for specific periods to the cash distributions (if any) that are expected to be paid to our unitholders. We do not rely on distributable cash flow as a liquidity measure.
The following tables present a reconciliation of each of adjusted net income, adjusted gross margin per metric ton, adjusted EBITDA and distributable cash flow to the most directly comparable GAAP financial measure for each of the periods indicated

	Year Ended December 31,
	2018	2017	2016	2015	2014
					(Predecessor)
	(in thousands)
Reconciliation of adjusted net income (loss):
Net income (loss)	$6,952	$14,373	$13,463	$17,563	$(5,981)
Chesapeake Incident and Hurricane Events	12,951	—	—	—	—
Interest expense from incremental borrowings related to Chesapeake Incident	1,567	—	—	—	—
Adjusted net income (loss)	$21,470	$14,373	$13,463	$17,563	$(5,981)

.

	Year Ended December 31,
	2018	2017	2016	2015	2014
					(Predecessor)
	(in thousands, except per metric ton)
Reconciliation of gross margin to adjusted gross margin per metric ton:
Metric tons sold	2,983	2,724	2,346	2,374	1,508
Gross margin	$69,441	$78,802	$76,772	$59,540	$19,767
Loss on disposal of assets	2,386	4,899	2,386	2,081	340
Depreciation and amortization	40,179	39,904	27,700	30,692	18,971
Chesapeake Incident and Hurricane Events	7,799	—	—	—	—
Changes in unrealized derivative instruments	(4,032)	—	—	—	—
Adjusted gross margin	$115,773	$123,605	$106,858	$92,313	$39,078
Adjusted gross margin per metric ton	$38.81	$45.38	$45.55	$38.89	$25.91

	Year Ended December 31,
	2018	2017	2016	2015	2014
					(Predecessor)
	(in thousands)
Reconciliation of adjusted EBITDA and distributable cash flow to net income:
Net income (loss)	$6,952	$14,373	$13,463	$17,563	$(5,981)
Add:
Depreciation and amortization	40,745	40,361	27,735	30,738	19,009
Interest expense	36,471	31,744	16,221	11,712	8,724
Early retirement of debt obligation	751	—	4,438	4,699	73
Purchase accounting adjustment to inventory	—	—	—	697	—
Non-cash unit compensation expense	6,229	5,014	4,230	704	2
Income tax expense	—	—	—	2,623	15
Asset impairments and disposals	2,386	5,726	12,377	2,081	340
Changes in unrealized derivative instruments	(4,032)	1,565	—	—	—
Chesapeake Incident and Hurricane Events	12,951	—	—	—	—
Transaction expenses	178	3,598	827	893	—
Adjusted EBITDA	$102,631	$102,381	$79,291	$71,710	$22,182
Less:
Interest expense, net of amortization of debt issuance costs, debt premium costs, original issue discount and impact from incremental borrowings related to Chesapeake Incident	33,970	30,297	14,329	10,106	6,703
Maintenance capital expenditures	4,872	4,353	5,187	4,359	515
Distributable cash flow attributable to Enviva Partners, LP	$63,789	$67,731	$59,775	$57,245	$14,964
Less: Distributable cash flow attributable to incentive distribution rights	5,867	3,398	1,077	—	—
Distributable cash flow attributable to Enviva Partners, LP limited partners	$57,922	$64,333	$58,698	$57,245	$14,964
____________________________________________

(1)
In December 2016, we initiated a plan to sell the wood pellet production plant in Stone County, Mississippi (the “Wiggins plant”) owned by Enviva Pellets Wiggins, LLC. The carrying amount of the assets held for sale exceeded the estimated fair value of the Wiggins plant, which resulted in a $10.0 million non-cash impairment charge to earnings. In December 2017, we sold the Wiggins plant for $0.4 million and recorded a loss on the sale $0.8 million, net, upon deconsolidation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our historical performance, financial condition and future prospects should be read in conjunction with Part I, Item 1. “Business” and the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data.”
References in this Annual Report to the “Partnership,” “we,” “our,” “us” or like terms to Enviva Partners, LP and its subsidiaries. References to “our sponsor” refer to Enviva Holdings, LP, and, where applicable, its wholly owned subsidiaries Enviva MLP Holdco, LLC and Enviva Development Holdings, LLC. References to “our General Partner” refer to Enviva Partners GP, LLC, a wholly owned subsidiary of Enviva Holdings, LP. References to “Enviva Management” refer to Enviva Management Company, LLC, a wholly owned subsidiary of Enviva Holdings, LP, and references to “our employees” refer to the employees of Enviva Management. References to the “First Hancock JV” and the “Second Hancock JV” refer to Enviva Wilmington Holdings, LLC and Enviva JV Development Company, LLC, respectively, which are joint ventures between our sponsor and John Hancock Life Insurance Company (U.S.A.) and certain of its affiliates. Please read Cautionary Statement Regarding Forward‑Looking Statements on page 1 and Part 1, Item 1A. “Risk Factors” for information regarding certain risks inherent in our business.
Basis of Presentation
On October 2, 2017, the First Hancock JV contributed to Enviva, LP all of the issued and outstanding limited liability company interests in Enviva Port of Wilmington, LLC (“Wilmington”) for total consideration of $130.0 million (the “Wilmington Drop-Down”).
On December 14, 2016, the First Hancock JV contributed to Enviva, LP all of the issued and outstanding limited liability company interests in Enviva Pellets Sampson, LLC (“Sampson”) for total consideration of $175.0 million (the “Sampson Drop-Down”). The Sampson Drop-Down also included two off-take contracts and related third-party shipping contracts.
Business Overview
We are the world’s largest supplier by production capacity of utility-grade wood pellets to major power generators. Since our entry into this business in 2010, we have executed multiple long-term, take-or-pay off-take contracts with utilities and large-scale power generators and have built and acquired the production and terminaling capacity necessary to serve them. Our existing production constitutes approximately 13% of current global utility-grade wood pellet production capacity and the product we deliver to our customers typically comprises a material portion of their fuel supply. We own and operate six industrial-scale production plants in the Southeastern United States that have a combined wood pellet production capacity of 2.9 million metric tons per year (“MTPY”). In addition to the volumes from our plants, we also procure approximately 0.5 million MPTY of wood pellets from a production plant in Greenwood, South Carolina (the “Greenwood plant”) owned by the Second Hancock JV. We export wood pellets from our wholly owned dry-bulk, deep-water marine terminal in Chesapeake, Virginia (the “Chesapeake terminal”), from terminal assets in Wilmington, North Carolina (the “Wilmington terminal”) and from third-party deep-water marine terminals in Mobile, Alabama (the “Mobile terminal”) and Panama City, Florida (the “Panama City terminal”), under a short-term and a long-term contract, respectively. All of our facilities are located in geographic regions with low input costs and favorable transportation logistics. Owning these cost-advantaged assets, the output from which is fully contracted, in a rapidly expanding industry provides us with a platform to generate stable and growing cash flows that we anticipate will enable us to increase our per‑unit cash distributions over time, which is our primary business objective. For a more complete description of our business, please read Part I, Item 1. “Business.”
Our strategy is to fully contract the wood pellet production from our plants under long-term, take-or-pay, off-take contracts. During 2019, production from our plants and wood pellets sourced from the Greenwood plant and third parties are approximately equal to the contracted volumes under our existing long-term, take-or-pay, off-take contracts. Our long-term, take-or-pay, off-take contracts provide for sales of 3.4 million metric tons (“MT”) of wood pellets in 2019 and have a total weighted-average remaining term of 9.7 years from February 1, 2019. We intend to continue expanding our business by taking advantage of the growing demand for our product that is driven by conversion of coal-fired power generation and combined heat and power plants to co-fired or dedicated biomass-fired plants and construction of newly dedicated biomass-fired plants, principally in Europe and increasingly in Japan.

Recent Developments
Production Capacity Expansion
During 2019, we expect to increase the aggregate wood pellet production capacity of our plants in Northampton, North Carolina and Southampton, Virginia by approximately 400,000 MTPY in the aggregate, subject to receiving the necessary permits. We expect to invest a total of approximately $130.0 million in additional wood pellet production assets and emissions control equipment for the expansions and to complete expansion activities in early 2020 with startup shortly thereafter.
Customer Contracts
During the year ended December 31, 2018, we have executed the following new take-or-pay off-take contracts:

•	A 5-year, 650,000 MTPY contract with Drax Power commencing in 2022 and continuing through 2026;

•	A 15-year, 180,000 MTPY contract with Mitsubishi Corporation commencing in 2022;

•	A 15-year, 180,000 MTPY contract with Marubeni Corporation commencing in 2022;

•	A 10-year, 100,000 MTPY contract with Marubeni Corporation commencing in 2022;

•	A 17-year, 100,000 MTPY for the first five years and 175,000 MTPY for the remaining years contract with a Japanese trading house commencing in 2023;

•	A 15-year, 45,000 MTPY contract with Engie Energy Management SCRL commencing in 2021; and

•	A 4-year contract with Engie Energy Management SCRL to deliver 405,000 MT, in the aggregate, from 2018 through 2023.
In connection with the Mitsubishi Corporation contract described above, the Second Hancock JV also executed a 15-year take-or-pay contract with Mitsubishi Corporation for the supply of 450,000 MTPY of wood pellets commencing in 2022.
Our sponsor has executed the following take-or-pay off-take contacts to supply new biomass power plants in Japan:

•	A 15-year, 270,000 MTPY contract with a Japanese trading house commencing in 2022;

•	A 15-year, 250,000 MTPY contact with Sumitomo Corporation commencing in 2021; and

•	An 18-year, 440,000 MTPY contract with a Japanese trading house commencing in 2022.
Senior Secured Credit Facilities
In October 2018, we amended our credit agreement, increasing the revolving commitments under our senior secured credit facilities from $100.0 million to $350.0 million and extending the maturity from April 2020 to October 2023. We used $41.2 million of our revolving credit commitments to fully repay the previously outstanding term loan borrowings under our senior secured credit facilities. Our credit agreement includes two quarterly maintenance financial covenants providing for a leverage ratio not more than 4.75 to 1.00 and an interest coverage ratio not less than 2.25 to 1.00. See Part II, Item 8. “Financial Statements and Supplementary Data - Note 12, Long-Term Debt and Capital Lease Obligations”.
Hurricane Events
In September 2018, Hurricane Florence caused unprecedented flooding across the Mid-Atlantic region. Our wood pellet production plant in Sampson County, North Carolina (the “Sampson plant”) and the Wilmington terminal incurred minor damage. The Sampson plant and Wilmington terminal were operational by September 30, 2018. The flooding impacted our ability to procure wood fiber as our raw material suppliers had limited access to tracts and many transportation routes for the delivery of wood fiber to our plants in the mid-Atlantic region were closed.
In October 2018, our wood pellet production plant in Jackson County, Florida (the “Cottondale plant”) and a third-party deep-water marine terminal in Panama City, Florida (the “Panama City terminal”) incurred damage from the category four Hurricane Michael. The Cottondale plant was operational by October 31, 2018. Although we do not own material infrastructure assets at the Panama City terminal, Port of Panama City remained closed for an extended period of time. As a result, portions of our shipping schedule were delayed and we incurred incremental logistics costs to deliver wood pellets to our customers.
We undertook substantial preparation in advance of Hurricane Florence and Hurricane Michael (collectively, “Hurricane Events”), including proactively idling operations, to secure the safety of our personnel and to minimize damage to our assets.

Additionally, to minimize disruption to our customers, we commissioned temporary wood pellet storage and contracted alternative logistic capabilities.
Chesapeake Incident
On February 27, 2018, a fire occurred at our Chesapeake terminal (the “Chesapeake Incident”), causing damage to equipment and approximately 43,000 MT of wood pellets. The Chesapeake terminal returned to operation on June 28, 2018.
To meet our contractual obligations to our customers, we incurred incremental costs to commission temporary wood pellet storage and handling and ship loading operations (collectively, “business continuity activities”) at nearby locations. The wood pellets from our production plants in the Mid-Atlantic region were delivered to such temporary locations as well as to the Wilmington terminal, which increased our distribution costs. We incurred $60.3 million in costs related to asset impairment, inventory write-off and disposal costs, emergency response costs, asset repair costs and business continuity costs as a result of the Chesapeake Incident.
We have recovered $62.1 million related to the Chesapeake Incident, which included $1.8 million of lost profits. In addition, we incurred other losses and costs associated with the Chesapeake Incident and are pursuing outstanding claims of approximately $25.0 million related to such amounts. Consequently, our results of operations and cash flows, as well as our non-GAAP financial measures, may not be comparable to those for previously reported periods and our quarterly distribution coverage ratios may not be comparable to those for previously reported periods or our full-year target.
Common and Subordinated Units - Sponsor
On May 9, 2018, the sponsor sold to third parties all of the 1,265,453 common units held by the sponsor on such date. On May 30, 2018, all of our 11,905,138 previously outstanding subordinated units, which were held by the sponsor, converted into common units on a one-for-one basis. As of December 31, 2018, the sponsor held 11,905,138 common units.
Adoption of Revenue Recognition Standard
We adopted a new revenue recognition standard, Financial Accounting Standards Board Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), on January 1, 2018. Following adoption of ASC 606, our off-take contracts have continued to be classified as product sales. However, the adoption of ASC 606 impacted the basis of presentation in certain arrangements where we purchase shipments of product from third-party suppliers and resell them in back-to-back transactions to customers (“purchase and sale transactions”). Prior to the adoption of ASC 606, we reported revenue from purchase and sale transactions net of costs paid to third-party suppliers, which was classified as other revenue. Subsequent to the adoption of ASC 606, we recognize revenue on a gross basis in products sales when we determine that we act as a principal and control the wood pellets before they are transferred to the customer. Recoveries from customers for certain costs incurred at the discharge port under our off-take contracts were reported gross in product sales prior to the adoption of ASC 606. Under ASC 606, these recoveries are not considered a part of the transaction price, and therefore are excluded from product sales and included as an offset to cost of goods sold. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, whereas prior comparative reporting periods have not been adjusted and continue to be reported under the accounting standards in effect for such periods. We did not have a transition adjustment as a result of adopting ASC 606.
How We Generate Revenue
Overview
We primarily earn revenue by supplying wood pellets to our customers under off‑take contracts, the majority of which are long term in nature. Our off-take contracts are considered “take-or-pay” because they include a firm obligation of the customer to take a fixed quantity of product at a stated price and provisions that require that we be compensated in the case of a customer’s failure to accept all or a part of the contracted volumes or termination of a contract by a customer. Each of our long-term off-take contracts defines the annual volume of wood pellets that a customer is required to purchase and we are required to sell, the fixed price per metric ton for product satisfying a base net calorific value and other technical specifications. These prices are fixed for the entire term, and are subject to adjustments which may include annual inflation-based adjustments or price escalators, price adjustments for product specifications, as well as, in some instances, price adjustments due to changes in underlying indices. In addition to sales of our product under these long-term, off-take contracts, we routinely sell wood pellets under shorter-term contracts, which range in volume and tenor and, in some cases, may include only one specific shipment. Because each of our off-take contracts is a bilaterally negotiated agreement, our revenue over the duration of such contracts does not generally follow observable current market pricing trends. Our performance obligations under these contracts include the delivery of wood pellets, which are aggregated into metric tons. We account for each metric ton as a single performance obligation. Our revenue from the sale of wood pellets we produce is recognized upon satisfaction of the performance obligation when control transfers to the customer at the time of loading wood pellets onto a ship.

Depending on the specific off-take contract, shipping terms are either Cost, Insurance and Freight (“CIF”), Cost and Freight (“CFR”) or Free On Board (“FOB”). Under a CIF contract, we procure and pay for shipping costs, which include insurance and all other charges, up to the port of destination for the customer. Under a CFR contract, we procure and pay for shipping costs, which include insurance (excluding marine cargo insurance) and all other charges, up to the port of destination for the customer. Shipping costs under CIF and CFR contracts after control has passed to the customer is considered a fulfillment activity rather than a performance obligation and associated expenses are included in the price to the customer. Under FOB contracts, the customer is directly responsible for shipping costs.
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
We recognize third- and related-party terminal services revenue ratably over the contract term at our ports. Terminal services are performance obligations that are satisfied over time, as customers simultaneously receive and consume the benefits of the terminal services as we perform. The consideration is generally fixed for minimum quantities up to the minimum in the contract. Above-minimum quantities are billed based on a per-metric ton rate.
Contracted Backlog
As of February 1, 2019, we had approximately $7.9 billion of product sales backlog for firm and contingent contracted product sales to our long-term off-take customers and have a total weighted-average remaining term of 9.7 years compared to approximately $5.8 billion and a total weighted-average remaining term of 9.5 years as of February 15, 2018. Backlog represents the revenue to be recognized under existing contracts assuming deliveries occur as specified in the contracts. Contracted future product sales denominated in foreign currencies, excluding revenue hedged with foreign currency forward contracts, are included in U.S. Dollars at February 1, 2019 forward rates. The contracted backlog includes forward prices including inflation, foreign currency and commodity prices. The amount also includes the effects of related foreign currency derivative contracts. Please read Part II, Item 8. “Financial Statements and Supplementary Data—Derivative Instruments” for more information regarding our foreign currency forward contracts.
Our expected future product sales revenue under our contracted backlog as of February 1, 2019 is as follows (in millions):

Period from February 1, 2019 to December 31, 2019	$609
Year ending December 31, 2020	779
Year ending December 31, 2021 and thereafter	6,525
Total product sales contracted backlog	$7,913
Assuming all volumes under the firm and contingent off-take contracts held by our sponsor and its joint ventures were included with our product sales backlog for firm and contingent contracted product sales, the total weighted-average remaining term as of February 1, 2019 would increase 12.3 years and product sales backlog would increase to $14.6 billion as follows (in millions):

Period from February 1, 2019 to December 31, 2019	$609
Year ending December 31, 2020	879
Year ending December 31, 2021 and thereafter	13,066
Total product sales contracted backlog	$14,554
Included in the product sales backlog above are $0.6 billion and $2.2 billion of contingent contracts held by the Partnership and the sponsor and its joint ventures, respectively.

Costs of Conducting Our Business
Cost of Goods Sold
Cost of goods sold includes the costs to produce and deliver our wood pellets to customers, reimbursable shipping-related costs associated with specific off-take contracts with CIF or CFR shipping terms and costs associated with purchase and sale transactions. The principal expenses incurred to produce and deliver our wood pellets consist of raw material, production and distribution costs.
We have strategically located our plants in the Southeastern United States, a region with plentiful wood fiber resources. We manage the supply of raw materials into our plants through a mixture of short-term and long-term contracts. Delivered wood fiber costs include stumpage as well as harvesting, transportation and, in some cases, size reduction services provided by our suppliers. The majority of our product volumes are sold under off-take contracts that include cost pass-through mechanisms to mitigate increases in raw material and distribution costs.
Production costs at our production plants consist of labor, energy, tooling, repairs and maintenance and plant overhead costs. Production costs also include depreciation expense associated with the use of our plants and equipment and any gain or loss on disposal of associated assets. Some of our off-take contracts include price escalators that mitigate inflationary pressure on certain components of our production costs. In addition to the wood pellets that we produce at our owned and operated production plants, we selectively purchase additional quantities of wood pellets from our third- and related-party wood pellet producers.
Distribution costs include all transportation costs from our plants to our port locations, any storage or handling costs while the product remains at port and shipping costs related to the delivery of our product from our port locations to our customers. Both the strategic location of our plants and our ownership or control of our deep-water terminals have allowed for the efficient and cost-effective transportation of our wood pellets. We seek to mitigate shipping risk by entering into long-term, fixed-price shipping contracts with reputable shippers matching the terms and volumes of our off-take contracts pursuant to which we are responsible for arranging shipping. Certain of our off-take contracts include pricing adjustments for volatility in fuel prices, which allow us to pass the majority of the fuel price-risk associated with shipping through to our customers.
Costs associated with purchase and sale transactions are included in cost of goods sold.
Raw material, production and distribution costs associated with delivering our wood pellets to our owned and leased marine terminals and third- and related-party wood pellet purchase costs are capitalized as a component of inventory. Fixed production overhead, including the related depreciation expense, is allocated to inventory based on the normal capacity of the production plants. These costs are reflected in cost of goods sold when inventory is sold. Distribution costs associated with shipping our wood pellets to our customers and amortization of favorable acquired customer contracts, if any, are expensed as incurred. Our inventory is recorded using the first-in, first-out method (“FIFO”), which requires the use of judgment and estimates. Given the nature of our inventory, the calculation of cost of goods sold is based on estimates used in the valuation of the FIFO inventory and in determining the specific composition of inventory that is sold to each customer.
Recoveries from customers for certain costs incurred at the discharge port under our off-take contracts are not considered a part of the transaction price, and therefore are excluded from product sales and included as an offset to cost of goods sold.
General and Administrative Expenses
We and our General Partner are party to a Management Services Agreement (the “MSA”) with Enviva Management. Under the MSA, direct or indirect internal or third-party expenses incurred are either directly identifiable or allocated to us. Enviva Management estimates the percentage of employee salaries and related benefits, third-party costs, office rent and expenses and any other overhead costs to be provided to us. Each month, Enviva Management allocates the actual costs incurred using these estimates. Enviva Management also charges us for any directly identifiable costs such as goods or services provided at our request. We believe Enviva Management’s assumptions and allocations have been made on a reasonable basis and are the best estimate of the costs that we would have incurred on a stand-alone basis.
Our consolidated financial statements have been recast to reflect the contribution of our sponsor’s interest in Wilmington as if the contribution had occurred on May 15, 2013, the date Wilmington was originally organized. We do not develop plants or ports within the Partnership and therefore we do not incur startup and commissioning costs or overhead costs related to construction activities. Prior to the consummation of the Wilmington Drop-Down, Wilmington incurred general and administrative costs related to development activities which included startup and commissioning activities prior to beginning production as well as incremental overhead costs related to construction activities. We do not expect to incur these costs going forward.

How We Evaluate Our Operations
Adjusted Net Income
We define adjusted net income as net income excluding certain expenses incurred related to the Chesapeake Incident and the Hurricane Events, consisting of emergency response expenses, expenses related to the disposal of inventory, and asset disposal and repair costs, offset by insurance recoveries received, as well as employee compensation and other related costs allocated to us in respect of the Chesapeake Incident and the Hurricane Events pursuant to our management services agreement with an affiliate of our sponsor for services that could otherwise have been dedicated to our ongoing operations and interest expense associated with incremental borrowings related to the Chesapeake Incident. We believe that adjusted net income enhances investors’ ability to compare the past financial performance of our underlying operations with our current performance separate from certain items of gain or loss that we characterize as unrepresentative of our ongoing operations.
Adjusted Gross Margin per Metric Ton
We use adjusted gross margin per metric ton to measure our financial performance. We define adjusted gross margin as gross margin excluding asset disposals, depreciation and amortization, changes in unrealized derivative instruments related to hedged items included in gross margin, and certain items of income or loss that we characterize as unrepresentative of our ongoing operations, including certain expenses incurred related to the Chesapeake Incident and Hurricane Events, consisting of emergency response expenses, expenses related to the disposal of inventory, and asset disposal and repair costs, offset by insurance recoveries received, as well as employee compensation and other related costs allocated to us in respect of the Chesapeake Incident and the Hurricane Events pursuant to the MSA for services that could otherwise have been dedicated to our ongoing operations. We believe adjusted gross margin per metric ton is a meaningful measure because it compares our revenue-generating activities to our operating costs for a view of profitability and performance on a per metric ton basis. Adjusted gross margin per metric ton will primarily be affected by our ability to meet targeted production volumes and to control direct and indirect costs associated with procurement and delivery of wood fiber to our production plants and the production and distribution of wood pellets.
Adjusted EBITDA
We define adjusted EBITDA as net income or loss excluding depreciation and amortization, interest expense, income tax expense, early retirement of debt obligations, non-cash unit compensation expense, asset impairments and disposals, changes in unrealized derivative instruments related to hedged items included in gross margin and other income and expense, and certain items of income or loss that we characterize as unrepresentative of our ongoing operations, including certain expenses incurred related to the Chesapeake Incident and the Hurricane Events, consisting of emergency response expenses, expenses related to the disposal of inventory, and asset disposal and repair costs, offset by insurance recoveries received, as well as employee compensation and other related costs allocated to us in respect of the Chesapeake Incident and the Hurricane Events pursuant to the MSA for services that could otherwise have been dedicated to our ongoing operations. Adjusted EBITDA is a supplemental measure used by our management and other users of our financial statements, such as investors, commercial banks, and research analysts, to assess the financial performance of our assets without regard to financing methods or capital structure.
Distributable Cash Flow
We define distributable cash flow as adjusted EBITDA less maintenance capital expenditures and interest expense net of amortization of debt issuance costs, debt premium, original issue discounts, and the impact from incremental borrowings related to the Chesapeake Incident. We use distributable cash flow as a performance metric to compare the cash-generating performance of the Partnership from period to period and to compare the cash-generating performance for specific periods to the cash distributions (if any) that are expected to be paid to our unitholders. We do not rely on distributable cash flow as a liquidity measure.
Limitations of Non-GAAP Financial Measures
Adjusted net income, adjusted gross margin per metric ton, adjusted EBITDA and distributable cash flow are not financial measures presented in accordance with accounting principles generally accepted in the United States (“GAAP”). We believe that the presentation of these non-GAAP financial measures provides useful information to investors in assessing our financial condition and results of operations. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measures. Each of these non-GAAP financial measures has important limitations as an analytical tool because they exclude some, but not all, items that affect the most directly comparable GAAP financial measures. You should not consider adjusted net income, adjusted gross margin per metric ton, adjusted EBITDA or distributable cash flow in isolation or as substitutes for analysis of our results as reported under GAAP.

Our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility. Please read Part II, Item 6. “Selected Financial Data—Limitations of Non-GAAP Financial Measures” for a reconciliation of each of adjusted net income, adjusted gross margin per metric ton, adjusted EBITDA and distributable cash flow to the most directly comparable GAAP financial measure.

Results of Operations
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

	Year Ended December 31,		Change	Chesapeake
				Incident and
	2018	2017		Hurricane Events	Net Change
	(in thousands)
Product sales	$564,010	$522,250	$41,760	$(300)	$42,060
Other revenue (1)	9,731	20,971	(11,240)	—	(11,240)
Net revenue	573,741	543,221	30,520	(300)	30,820
Cost of goods sold, excluding depreciation and amortization (1)	461,735	419,616	42,119	7,490	34,629
Loss on disposal of assets	2,386	4,899	(2,513)	—	(2,513)
Depreciation and amortization	40,179	39,904	275	—	275
Total cost of goods sold	504,300	464,419	39,881	7,490	32,391
Gross margin	69,441	78,802	(9,361)	(7,790)	(1,571)
General and administrative expenses (1)	27,641	30,107	(2,466)	5,161	(7,627)
Disposal and impairment of assets held for sale	—	827	(827)	—	(827)
Total general and administrative expenses	27,641	30,934	(3,293)	5,161	(8,454)
Income from operations	41,800	47,868	(6,068)	(12,951)	6,883
Interest expense	(36,471)	(31,744)	(4,727)	(1,567)	(3,160)
Early retirement of debt obligation	(751)	—	(751)	—	(751)
Other income (expense)	2,374	(1,751)	4,125	—	4,125
Net income	6,952	14,373	(7,421)	(14,518)	7,097
Less net loss attributable to noncontrolling partners’ interests	—	3,140	(3,140)	—	(3,140)
Net income attributable to Enviva Partners, LP	$6,952	$17,513	$(10,561)	$(14,518)	$3,957
(1) See Part II, Item 8. “Financial Statements and Supplementary Data—Note 13, Related-Party Transactions”
Product sales
Revenue related to product sales for wood pellets produced or procured by us increased to $564.0 million in 2018 from $522.3 million in 2017. The $41.8 million, or 8%, increase was primarily attributable to a 10% increase in sales volumes for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The increase in product sales was partially offset by a decrease in pricing during the year ended December 31, 2018 due primarily to customer contract mix. The increase in product sales is also attributable to the adoption of ASC 606 (see Note 2, Significant Accounting Policies).
Other revenue
Other revenue decreased by $11.2 million during the year ended December 31, 2018 as compared to the year ended December 31, 2017. The change was primarily driven by $10.4 million of purchase and sale transactions during the year ended December 31, 2017 recorded in other revenue prior to the adoption of ASC 606. During the year ended December 31, 2018, the purchase and sale transactions were recorded on a gross basis in product sales revenue and cost of goods sold because we acted as principal in the transactions.
Cost of goods sold
Cost of goods sold increased to $504.3 million for the year ended December 31, 2018 from $464.4 million for the year ended December 31, 2017. The $39.9 million increase was primarily attributable to an increase in our sales volumes.
Gross margin

Gross margin was $69.4 million for the year ended December 31, 2018 as compared to $78.8 million for the year ended December 31, 2017. The $9.4 million decrease in gross margin was primarily attributable to the following:

•	An $11.2 million decrease in other revenue as described above.

•
A $7.8 million decrease related to the Chesapeake Incident and Hurricane Events is attributable to idling the plants and ports during the Hurricane Events and costs incurred to commission temporary wood pellet storage and contract alternative logistic capabilities. This decrease is also attributable to employee compensation and other related costs associated with the Chesapeake Incident and Hurricane Events allocated to us pursuant to the MSA for services that could otherwise have been dedicated to our ongoing operations.

•	Lower pricing due to customer contract mix, partially offset by changes in unrealized derivative instruments (see Note 8, Derivative Instruments), which decreased gross margin by $4.4 million.

•	An increase in depreciation expense decreased gross margin by $0.3 million.
Offsetting the above were:

•
An increase in sales volumes increased gross margin by $10.0 million. Including the impact of ASC 606, we sold 2,983,000 MT during the year ended December 31, 2018, or approximately 259,000 MT more than the year ended December 31, 2017.

•	Lower loss on asset disposals, which increased gross margin by $2.5 million.

•	Lower production costs of our wood pellets increased gross margin by $1.8 million.
Adjusted gross margin per metric ton

	Year Ended December 31,
	2018	2017	Change
	(in thousands except per metric ton)
Metric tons sold	2,983	2,724	259
Gross margin	$69,441	$78,802	$(9,361)
Loss on disposal of assets	2,386	4,899	(2,513)
Depreciation and amortization	40,179	39,904	275
Chesapeake Incident and Hurricane Events	7,799	—	7,799
Changes in unrealized derivative instruments	(4,032)	—	(4,032)
Adjusted gross margin	$115,773	$123,605	$(7,832)
Adjusted gross margin per metric ton	$38.81	$45.38	$(6.57)
We earned an adjusted gross margin of $115.8 million, or $38.81 per MT, for the year ended December 31, 2018. Adjusted gross margin was $123.6 million, or $45.38 per MT, for the year ended December 31, 2017. Adjusting for the impact of ASC 606 for comparison purposes, adjusted gross margin per MT would have been $42.19 per MT for the year ended December 31, 2017. The factors impacting adjusted gross margin are detailed above under the heading “Gross margin.”
General and administrative expenses
General and administrative expenses were $27.6 million for the year ended December 31, 2018 and $30.1 million for the year ended December 31, 2017.
The $2.5 million decrease during the year ended December 31, 2018 as compared to the year ended December 31, 2017 is primarily attributable to a $3.4 million decrease in acquisition-related transaction expenses. Included in the $27.6 million of general and administrative expenses is $5.2 million of employee compensation and other related costs associated with the Chesapeake Incident and Hurricane Events allocated to us pursuant to the MSA for services that could otherwise have been dedicated to our ongoing operations.
Disposal and impairment of assets held for sale
During the year ended December 31, 2017, we recorded a loss on the sale of $0.8 million, net, upon deconsolidation of the Wiggins plant.

Interest expense
We incurred $36.5 million of interest expense during the year ended December 31, 2018 and $31.7 million during the year ended December 31, 2017. The increase in interest expense from the prior year was primarily attributable to an increase in our long-term debt outstanding. See “—Senior Notes Due 2021” below. We also incurred $1.6 million in interest expense on revolving borrowings under our senior secured credit facilities to fund timing differences between expenses incurred and associated insurance recoveries related to the Chesapeake Incident.
Early retirement of debt obligation
We incurred a $0.8 million charge during the year ended December 31, 2018 for the write-off of debt issuance costs and original issue discount associated with our senior secured credit facilities. The amounts were amortized over the term of the debt and were expensed in October 2018 when we repaid $41.2 million of term-loan borrowings outstanding under the senior secured credit facilities.
Other income (expense)
The $2.4 million of other income during the year ended December 31, 2018 primarily consists of $1.8 million of insurance proceeds received for lost margin on sales related to the Chesapeake Incident.
Certain cash flow hedges related to foreign currency exchange risk previously designated as hedges ceased to qualify for hedge accounting treatment and we discontinued hedge accounting for such hedge transactions on December 31, 2017. A $1.6 million loss included in accumulated other comprehensive income was reclassified to other expense.
Adjusted net income

	Year Ended December 31,
	2018	2017	Change
	(in thousands)
Net income	$6,952	$14,373	$(7,421)
Chesapeake Incident and Hurricane Events	12,951	—	12,951
Interest expense from incremental borrowings related to Chesapeake Incident	1,567	—	1,567
Adjusted net income	$21,470	$14,373	$7,097
We generated adjusted net income of $21.5 million for the year ended December 31, 2018 compared to $14.4 million or the year ended December 31, 2017.
Adjusted EBITDA

	Year Ended December 31,
	2018	2017	Change
	(in thousands)
Reconciliation of adjusted EBITDA to net income:
Net income	$6,952	$14,373	$(7,421)
Add:
Depreciation and amortization	40,745	40,361	384
Interest expense	36,471	31,744	4,727
Early retirement of debt obligation	751	—	751
Non-cash unit compensation expense	6,229	5,014	1,215
Asset impairments and disposals	2,386	5,726	(3,340)
Changes in the fair value of derivative instruments	(4,032)	1,565	(5,597)
Chesapeake Incident and Hurricane Events	12,951	—	12,951
Transaction expenses	178	3,598	(3,420)
Adjusted EBITDA	$102,631	$102,381	$250

We generated adjusted EBITDA of $102.6 million for the year ended December 31, 2018 compared to $102.4 million or the year ended December 31, 2017. The $0.3 million increase was primarily attributable to the factors described above under the heading “Gross margin” and “General and administrative expenses.”
Distributable cash flow
The following is a reconciliation of adjusted EBITDA to distributable cash flow:

	Year Ended December 31,
	2018	2017	Change
	(in thousands)
Adjusted EBITDA	$102,631	$102,381	$250
Less:
Interest expense, net of amortization of debt issuance costs, debt premium, original issue discount and impact from incremental borrowings related to Chesapeake Incident	33,970	30,297	3,673
Maintenance capital expenditures	4,872	4,353	519
Distributable cash flow attributable to Enviva Partners, LP	63,789	67,731	(3,942)
Less: Distributable cash flow attributable to incentive distribution rights	5,867	3,398	2,469
Distributable cash flow attributable to Enviva Partners, LP limited partners	$57,922	$64,333	$(6,411)
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

	Year Ended December 31
	2017	2016	Change
	(in thousands)
Product sales	$522,250	$444,489	$77,761
Other revenue (1)	20,971	19,787	1,184
Net revenue	543,221	464,276	78,945
Cost of goods sold, excluding depreciation and amortization (1)	419,616	357,418	62,198
Loss on disposal of assets	4,899	2,386	2,513
Depreciation and amortization	39,904	27,700	12,204
Total cost of goods sold	464,419	387,504	76,915
Gross margin	78,802	76,772	2,030
General and administrative expenses (1)	30,107	33,098	(2,991)
Impairment of assets held for sale	827	9,991	(9,164)
Total general and administrative expenses	30,934	43,089	(12,155)
Income from operations	47,868	33,683	14,185
Interest expense	(31,744)	(15,643)	(16,101)
Related-party interest expense	—	(578)	578
Early retirement of debt obligation	—	(4,438)	4,438
Other (expense) income	(1,751)	439	(2,190)
Net income	14,373	13,463	910
Less net loss attributable to noncontrolling partners’ interests	3,140	5,804	(2,664)
Net income attributable to Enviva Partners, LP	$17,513	$19,267	$(1,754)
(1) See Part II, Item 8. “Financial Statements and Supplementary Data—Note 13, Related-Party Transactions”
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

•	A $0.4 million decrease in gross margin due to the mix of customer and shipping contracts during 2017 as compared to 2016.
Adjusted gross margin per metric ton

	Year Ended December 31,
	2017	2016	Change
	(in thousands except per metric ton)
Metric tons sold	2,724	2,346	378
Gross margin	$78,802	$76,772	$2,030
Loss on disposal of assets	4,899	2,386	2,513
Depreciation and amortization	39,904	27,700	12,204
Adjusted gross margin	$123,605	$106,858	$16,747
Adjusted gross margin per metric ton	$45.38	$45.55	$(0.17)
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
Interest expense
We incurred $31.7 million of interest expense during the year ended December 31, 2017 and $15.6 million during the year ended December 31, 2016. The increase in interest expense from the prior year was primarily attributable to our increase in long‑term debt outstanding. Please read “-Senior Notes Due 2021” below.
Related-party interest expense
On December 11, 2015, under our senior secured credit facilities, we obtained incremental borrowings in the amount of $36.5 million and Enviva FiberCo, LLC, a wholly owned subsidiary of our sponsor (“FiberCo”), became a lender with the purchase of $15.0 million aggregate principal amount of the incremental borrowings. On June 30, 2016, FiberCo assigned all of its rights and obligations in its capacity as a lender to a third party. During 2016, we incurred $0.4 million of related-party interest expense associated with this related-party debt. We did not incur related‑party interest expense during 2017. Please read “-Senior Secured Credit Facilities” below.
Early retirement of debt obligation
We incurred a $4.4 million charge during the year ended December 31, 2016 for the partial write-off of debt issuance costs and original issue discount associated with our senior secured credit facilities. The amounts were amortized over the term of the debt and were expensed in December 2016 when we repaid $158.1 million outstanding under the senior secured credit facilities.
Other (expense) income

Certain cash flow hedges related to foreign currency exchange risk previously designated as hedges ceased to qualify for hedge accounting treatment and we discontinued hedge accounting for such hedge transactions on December 31, 2017. A $1.6 million loss included in accumulated other comprehensive income was reclassified to other expense.
Adjusted EBITDA

	Year Ended December 31,
	2017	2016	Change
	(in thousands)
Reconciliation of adjusted EBITDA to net income:
Net income	$14,373	$13,463	$910
Add:
Depreciation and amortization	40,361	27,735	12,626
Interest expense	31,744	16,221	15,523
Early retirement of debt obligation	—	4,438	(4,438)
Non-cash unit compensation expense	5,014	4,230	784
Asset impairments and disposals	5,726	12,377	(6,651)
Changes in the fair value of derivative instruments	1,565	—	1,565
Transaction expenses	3,598	827	2,771
Adjusted EBITDA	$102,381	$79,291	$23,090
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
Distributable cash flow
The following is a reconciliation of adjusted EBITDA to distributable cash flow:

	Year Ended December 31,
	2017	2016	Change
	(in thousands)
Adjusted EBITDA	$102,381	$79,291	$23,090
Less:
Interest expense, net of amortization of debt issuance costs, debt premium costs and original issue discount	30,297	14,329	15,968
Maintenance capital expenditures	4,353	5,187	(834)
Distributable cash flow to Enviva Partners, LP limited partners	$67,731	$59,775	$7,956
Less: Distributable cash flow attributable to incentive distribution rights	3,398	1,077	2,321
Distributable cash flow attributable to Enviva Partners, LP limited partners	$64,333	$58,698	$5,635
Liquidity and Capital Resources
Overview
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
Cash Distributions
To the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, we intend to pay to holders of our common units cash distributions of at least the minimum quarterly distribution of $0.4125 per common unit per quarter, which equates to approximately $11.0 million per quarter, or approximately $43.8 million per year, based on the number of common units outstanding as of February 15, 2019.
Capital Requirements
We operate in a capital-intensive industry, which requires significant investments to maintain and upgrade existing capital. Our capital requirements primarily have consisted, and we anticipate will continue to consist, of the following:

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
During 2019, we expect to increase the aggregate production capacity of our wood pellet production plants in Northampton, North Carolina and Southampton, Virginia by approximately 400,000 MTPY in the aggregate, subject to receiving the necessary permits. We expect to invest a total of approximately $130.0 million in additional production assets and emissions control equipment for the expansions. We expect to complete expansion activities in early 2020 with startup shortly thereafter.
Long-Term Debt
Senior Notes Due 2021
As of December 31, 2018, we have $355.0 million in aggregate principal amount of 8.5% senior unsecured notes due November 1, 2021 (the “Senior Notes”). In 2016, we issued $300.0 million in aggregate principal amount of the Senior Notes and used $139.6 million of the net proceeds, together with cash on hand, to pay a portion of the purchase price for the Sampson Drop-Down and $159.8 million to repay borrowings, including accrued interest under the Senior Secured Credit Facilities. In 2017, we issued an additional $55.0 million in aggregate principal amount of Senior Notes and used the proceeds to repay borrowings under our revolving credit commitments under the senior secured credit facilities, which were used to fund the Wilmington Drop-Down, and for general partnership purposes. Interest payments are due semi-annually in arrears on May 1 and November 1.
We may redeem all or a portion of the Senior Notes at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest, if any, on the Senior Notes redeemed to the applicable redemption date (subject to the right of holders of record on the relevant record date to receive interest due on an interest payment date that is on or prior to the redemption date), if redeemed during the twelve-month period beginning November 1 on the years indicated below:

Year:	Percentages
2019	102.125%
2020	100.000%
2021 and thereafter	100.000%
We were in compliance with the covenants and restrictions associated with, and no events of default existed under, the Indenture as of December 31, 2018. The Senior Notes are guaranteed jointly and severally, on a senior unsecured basis by substantially all of our existing subsidiaries and our future restricted subsidiaries that guarantee certain of our indebtedness. For additional information on our senior secured credit facility, see Note 12, Long-Term Debt and Capital Lease Obligations.
Senior Secured Credit Facilities
In October 2018, we amended our credit agreement, increasing the revolving commitments under our senior secured credit facilities from $100.0 million to $350.0 million and extending the maturity from April 2020 to October 2023. We used $41.2 million of our revolving credit commitments to fully repay the previously outstanding term loan borrowings under our senior secured credit facilities. Future borrowings under the senior secured credit facilities will be used to support our growth initiatives, common control acquisitions, and for general partnership purposes.
Our credit agreement matures on the earlier to occur of (1) October 18, 2023 or (2) if the sum of our cash and cash equivalents and borrowing capacity under the revolving credit commitments is less than the sum of the amount of the Senior Notes then outstanding and $50.0 million during the 91-day period prior to and including November 1, 2021 (the maturity date of the Senior Notes), the first day of that period on which such liquidity deficiency occurs. Borrowings under the revolving credit commitments bear interest, at our option, at either a Eurodollar rate or at a base rate, in each case, plus an applicable margin. The applicable margin will fluctuate between 1.75% per annum and 3.00% per annum, in the case of Eurodollar rate borrowings, or between 0.75% per annum and 2.00% per annum, in the case of base rate loans, in each case, based upon our Total Leverage Ratio at such time, with 25 basis point increases or decreases for each 0.50 increase or decrease in our Total Leverage Ratio from 2.75:1:00 to 4.75:1:00.
We are required to pay a commitment fee on the daily unused amount under the revolving credit commitments at a rate between 0.25% and 0.50% per annum. The credit agreement contains certain covenants, restrictions and events of default including, but not limited to, a change of control restriction and limitations on our ability to (1) incur indebtedness, (2) pay dividends or make other distributions, (3) prepay, redeem or repurchase certain debt, (4) make loans and investments, (5) sell assets, (6) incur liens, (7) enter into transactions with affiliates, (8) consolidate or merge, and (9) assign certain material contracts to third parties or unrestricted subsidiaries. We are required to maintain (1) a maximum Total Leverage Ratio at or below 4.75 to 1.00 (or 5.00 to 1.00 during a Material Transaction Period, as defined in the credit agreement) and (2) a minimum Interest Coverage Ratio, (each as defined in the credit agreement), of not less than 2.25 to 1.00.
As of December 31, 2018, we were in compliance with all covenants and restrictions associated with, and no events of default existed under, our credit agreement. Our obligations under the senior secured credit facilities are guaranteed by certain of our subsidiaries and secured by liens on substantially all of our assets. For additional information on our senior secured credit facilities, see Note 12, Long-Term Debt and Capital Lease Obligations.
At-the-Market Offering Program
Pursuant to an equity distribution agreement dated August 8, 2016, we may offer and sell common units from time to time through a group of managers, subject to the terms and conditions set forth in in such agreement, of up to an aggregate sales amount of $100.0 million (the “ATM Program”).
During the year ended December 31, 2018, we sold 8,408 common units under the ATM Program for net proceeds of $0.2 million, net of an insignificant amount of commissions. During the year ended December 31, 2017, we sold 71,368 common units under the ATM Program for net proceeds of $1.9 million, net of an insignificant amount of commissions. Accounting and other fees of approximately $0.2 million were offset against the proceeds during 2017. Net proceeds from sales under the ATM Program were used for general partnership purposes. As of February 15, 2019, $88.4 million remained available for issuance under the ATM Program.

Cash Flows
The following table sets forth a summary of our net cash flows from operating, investing and financing activities for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31
	2018	2017	2016
	(in thousands)
Net cash provided by operating activities	$84,053	$87,095	$55,804
Net cash used in investing activities	(26,002)	(28,601)	(111,124)
Net cash (used in) provided by financing activities	(56,115)	(58,436)	53,658
Net increase (decrease) in cash and cash equivalents	$1,936	$58	$(1,662)
Cash Provided by Operating Activities
Net cash provided by operating activities was $84.1 million, $87.1 million and $55.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The $3.0 million decrease in cash provided by operating activities during the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily attributable to the following:

•
A decrease in net income, excluding depreciation and amortization, of $7.0 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The decrease in net income, excluding depreciation and amortization, is primarily attributable to the Chesapeake Incident and Hurricane Events.

•
A $13.6 million decrease in cash flows provided by operating activities related to an increase in inventories during the year ended December 31, 2018 as compared to December 31, 2017. The increase during the year ended December 31, 2018 was primarily attributable to the timing and size of product shipments.

Offsetting the above was:

•
A $21.7 million increase in cash flows provided by operating activities related to a decrease in accounts receivable and related-party receivables during the year ended December 31, 2018 as compared to December 31, 2017. This increase during primarily attributable to the timing, volume and size of product shipments.

•
A $1.7 million increase in cash flows provided by operating activities related to an increase in accounts payable, related-party payables, accrued liabilities and other current liabilities during the year ended December 31, 2018 as compared to December 31, 2017. The increase was primarily attributable to accrued expenses associated with the

Chesapeake Incident and the timing of payments for wood pellets purchased from a related party.
The $31.3 million increase in cash provided by operating activities during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily attributable to:

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

Cash Used in Investing Activities
Net cash used in investing activities was $26.0 million, $28.6 million and $111.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The year December 31, 2018 includes $26.0 million in cash used for property, plant and equipment, which includes $16.9 million related to projects intended to increase the operating income or operating capacity of our plants, $4.9 million of capital expenditures to maintain operations and $5.3 million of capital expenditures associated with the Chesapeake Incident, offset by $1.1 million of insurance recoveries received.
The year ended December 31, 2017 includes purchases of property, plant and equipment related to the completion of both the Sampson plant and Wilmington terminal. Of the $28.6 million in cash used for property, plant and equipment during the year ended December 31, 2017, approximately $5.7 million related to projects intended to increase the production capacity of our plants and $4.4 million was used to maintain our equipment and machinery. Of the remaining amount in 2017, $10.2 million was used for the construction of the Sampson plant and $8.4 million was used for the construction of the Wilmington terminal.
Cash (Used in) Provided by Financing Activities
Net cash (used in) provided by financing activities was $(56.1) million, $(58.4) million and $53.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. Net cash used in financing activities during the year ended December 31, 2018 related primarily to distributions paid to our unitholders of $73.5 million, a $4.5 million withholding tax payment associated with LTIP vesting, $2.5 million cash paid related to debt issuance costs and a $2.3 million payment to our General Partner to purchase common units related to the vesting of LTIP awards. Offsetting the cash used in financing activities during the year ended December 31, 2018 was $26.5 million, net, in debt issuance proceeds.
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
Net cash provided by financing activities during the year ended December 31, 2016 related primarily to proceeds from our Senior Notes offering and the Sampson Drop-Down. Net proceeds of $293.6 million from our Senior Notes were used to repay debt, including $158.1 million due under the senior secured credit facilities and to distribute $139.6 million to our sponsor related to the Sampson Drop-Down.

Contractual Obligations

Contractual Obligations	Total	2019	2020-2021	2022-2023	2024 and Beyond
	(in thousands)
Long-term debt(1)	$428,000	$—	$355,000	$73,000	$—
Other loans and capital leases	6,812	2,787	4,022	3	—
Operating leases	73,833	3,491	5,881	5,141	59,320
Interest expense(2)	105,951	34,536	64,462	6,953	—
Purchase obligations(3)	6,347	6,347	—	—	—
Shipping commitments (4)	464,142	62,492	147,566	113,041	141,043
Other purchase commitments(5)	559,402	94,578	363,066	78,621	23,137
	$1,644,487	$204,231	$939,997	$276,759	$223,500
____________________________________________

(1)
Our long-term debt as of December 31, 2018 consisted of $352.8 million of outstanding indebtedness, increased by a premium of $2.4 million and offset by an unamortized discount and debt issuance costs of $4.6 million, under our Senior Notes, and $73.0 million of outstanding revolving credit commitments under our senior secured credit facilities.

(2)
The cash obligations for interest expense reflect, as of December 31, 2018, (1) interest expense related to $355.0 million of Senior Notes bearing interest at 8.50%, $73.0 million of revolving credit commitments under our senior secured credit facilities bearing interest at a Eurodollar rate plus an applicable margin, adjusted for our pay-fixed, receive-variable interest rate swap, and (2) interest expense related to a note held by Enviva Pellets Amory, LLC, which bears interest at a rate of 6.0%.

(3)
At December 31, 2018, we had $6.3 million of purchase obligations which consisted of commitments for the purchase of materials, supplies and the engagement of services for the operation of our plants and facilities to be used in the normal course of business. The amounts presented in the table do not include items already recorded in accounts payable or accrued liabilities at December 31, 2018.

(4)
In order to mitigate volatility in our shipping costs, we have entered into fixed-price shipping contracts with reputable shippers matching the terms and volumes of certain of our off‑take contracts for which we are responsible for arranging shipping. Our contracts with shippers include provisions as to the minimum amount of metric tons per year to be shipped and may also stipulate the number of shipments. Pursuant to these contracts, the terms extend to up to 15 years, charges are based on a fixed‑price per metric ton and, in some cases, there are adjustment provisions for increases in the price of fuel or for other distribution-related costs. The price per metric ton may also vary depending on the loading port and the discharge port. Our shippers commit their resources based on our planned shipments, and we would likely be liable for a portion of their expenses if we deviated from our communicated plans. As of December 31, 2018, we estimate our obligations related to these shipping contracts to be approximately $464.1 million through 2026. These amounts will be offset by the related sales transactions in the same period, which are not included in the table above.

(5)
Purchase and other commitments consist primarily of commitments under certain wood fiber and wood pellet purchases, handling and terminal and stevedoring service contracts. Some of our suppliers and service providers commit resources based on our planned purchases and require minimum levels of commitments. The supply agreements for the purchase of 1,620,000 MT of wood pellets from British Columbia are fully offset by an agreement to sell 1,620,000 MT of wood pellets to the same counterparty from our terminal locations. The amounts in the table represent an estimate of the costs we would incur under these contracts as of December 31, 2018. Many of our contracts are requirement contracts and currently do not represent a firm commitment to purchase from our suppliers; therefore, they are not reflected in the table above. Under these contracts, we may be liable for the costs incurred on services rendered until termination and the costs of any supplies on hand.

Off‑Balance Sheet Arrangements
As of December 31, 2018, we did not have any off‑balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S‑K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
Recently Issued Accounting Pronouncements
See Note 2, “Significant Accounting Policies —Recently Adopted Accounting Standards” and “Significant Accounting Policies—Recently Issued Accounting Standards not yet Adopted,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for a description of recently issued and adopted accounting pronouncements.

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
In instances in which a customer requests the cancellation, deferral or acceleration of a shipment, the customer may pay a fee, which is included in other revenue in satisfaction of the related performance obligation.
We recognize third- and related-party terminal services revenue ratably over the related contract term, which is included in other revenue. Terminal services are performance obligations that are satisfied over time, as customers simultaneously receive and consume the benefits of the terminal services we perform. The consideration is generally fixed for minimum quantities and any services above the minimum are generally billed based on a per-ton rate as variable consideration and recognized as services performed. Any deficiency payments receivable and probable of being collected from a customer not meeting quarterly minimum throughput requirements are recognized during the related quarter in satisfaction of the related performance obligation.
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
We allocate variable consideration under our off-take and terminal services contracts entirely to each performance obligation to which variable consideration relates. The estimate of variable consideration represents the amount that is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty is resolved.
Under our off-take contracts, customers are obligated to pay the majority of the purchase price prior to the arrival of the ship at the customers’ discharge port. The remaining portion is paid after the wood pellets are unloaded at the discharge port. We generally recognize revenue prior to the issuance of an invoice to the customer.
Cost of Goods Sold
Cost of goods sold includes the cost to produce and deliver wood pellets to customers, reimbursable shipping-related costs associated with specific off-take contracts with CIF and CFR shipping terms and costs associated with purchase and sale transactions. Raw material, production and distribution costs associated with delivering wood pellets to marine terminals and third- and related-party wood pellet purchase costs are capitalized as a component of inventory. Fixed production overhead, including the related depreciation expense, is allocated to inventory based on the normal capacity of our production plants. These costs are reflected in cost of goods sold when inventory is sold. Distribution costs associated with shipping wood pellets to customers and amortization of favorable acquired customer contracts are expensed as incurred. Inventory is recorded using FIFO, which requires the use of judgment and estimates. The calculation of cost of goods sold is based on estimates used in the valuation of the FIFO inventory and in determining the specific composition of inventory that is sold to each customer.
We have strategically located our plants in the Southeastern United States, a region with plentiful wood fiber resources. We manage the supply of raw materials into our plants primarily through short-term contracts. Delivered wood fiber costs include stumpage as well as harvesting, transportation and, in some cases, size reduction services provided by our suppliers. The majority of our product volumes are sold under long-term off-take contracts that include cost pass-through mechanisms to mitigate increases in raw material and distribution costs.
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
Raw material, production and distribution costs associated with delivering our wood pellets to our owned and leased marine terminals and related- and third-party wood pellet purchase costs are capitalized as a component of inventory. Fixed production overhead, including the related depreciation expense, is allocated to inventory based on the normal capacity of the facilities. These costs are reflected in cost of goods sold when inventory is sold. Distribution costs associated with shipping our wood pellets to our customers and amortization of favorable acquired customer contracts are expensed as incurred. Our inventory is recorded using FIFO, which requires the use of judgment and estimates. Given the nature of our inventory, the calculation of cost of goods sold is based on estimates used in the valuation of the FIFO inventory and in determining the specific composition of inventory that is sold to each customer.
Property, Plant and Equipment
Property, plant and equipment are recorded at cost, which includes the fair values of assets acquired. Equipment under capital leases is stated at the present value of minimum lease payments. Useful lives of assets are based on historical experience and other relevant information. The useful lives are adjusted when changes in the expected physical life of the asset, its planned use, technological advances or other factors show that a different life would be more appropriate. Changes in useful lives are recognized prospectively.
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
Normal repairs and maintenance costs are expensed as incurred. Amounts incurred that extend an asset’s useful life, increase its productivity or add production capacity are capitalized. Direct costs, such as outside labor, materials, internal payroll and benefits costs incurred during the construction of a new plant are capitalized; indirect costs are not capitalized. Repairs and maintenance costs were $32.5 million, $21.4 million and $15.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Asset Impairment Assessments
Long-Lived Assets
Long-lived assets, such as property, plant and equipment and amortizable intangible assets, are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require that a long-lived asset or asset group be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset or asset group to such asset or asset group’s carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as applicable.
Goodwill
Goodwill represents the purchase price paid for acquired businesses in excess of the identifiable acquired assets and assumed liabilities. Goodwill is not amortized, but is tested for impairment annually and whenever an event occurs or circumstances change such that it is more likely than not that the fair value of the reporting unit is less than its carrying amounts. At December 31, 2018 and 2017, we identified one reporting unit that corresponded to our one reportable segment. We have selected December 1 to perform our annual goodwill impairment test.
We first perform a qualitative assessment to determine whether it is necessary to perform quantitative testing. If this initial qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is more than its carrying value, goodwill is not considered impaired and we are not required to perform the two-step impairment test. Qualitative factors considered in this assessment include (1) macroeconomic conditions, (2) past, current and projected future financial performance, (3) industry and market considerations, (4) changes in the costs of raw materials, fuel and labor and (5) entity-specific factors such as changes in management or customer base.
If the results of the qualitative assessment indicate that it is more likely than not that goodwill is impaired, we will perform a two-step impairment test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.
If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the entity must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.
For the years ended December 31, 2018 and 2017, we applied the qualitative test and determined that it was more likely than not that the estimated fair value of the reporting unit substantially exceeded the related carrying value, and, accordingly, was not required to apply the two-step impairment test. We did not record any goodwill impairment for the years ended December 31, 2018 and 2017 (see Note 10, Goodwill and Other Intangible Assets).

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
Interest Rate Risk
At December 31, 2018, our total debt had a carrying value of $432.7 million and fair value of $439.8 million.
Although we seek to mitigate a portion of our interest rate risk through interest rate swaps, we are exposed to fluctuations in interest rates on borrowings under the senior secured credit facilities. Borrowings under the senior secured credit facilities bear interest, at our option, at either a base rate plus an applicable margin or at a Eurodollar rate (with a 1.00% floor for term loan borrowings) plus an applicable margin.
In September 2016, we entered into a pay-fixed, receive-variable interest rate swap agreement to fix our exposure to fluctuations in London Interbank Offered Rate-based interest rates. The interest rate swap commenced on September 30, 2016 and expires in April 2020. We elected to discontinue hedge accounting as of December 14, 2016 following repayment of a portion of our outstanding indebtedness under the senior secured credit facilities, and subsequently re-designated the interest rate swap for the remaining portion of such indebtedness during the year ended December 31, 2017. We enter into derivative instruments to manage cash flow. We do not enter into derivative instruments for speculative or trading purposes. The counterparty to our interest rate swap agreement is a major financial institution. As a result, we have no significant interest rate risk on our revolving borrowings as of December 31, 2018.
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
Credit Risk
Substantially all of our revenue was from long-term, take-or-pay off-take contracts with three customers for the years ended December 31, 2018 and 2017, and two customers for the year ended December 31, 2016. Most of our customers are major power generators in Europe. This concentration of counterparties operating in a single industry and geographic area may increase our overall exposure to credit risk, in that the counterparties may be similarly affected by changes in economic, political, regulatory or other conditions. If a customer defaults or if any of our contracts expire in accordance with their terms, and we are unable to renew or replace these contracts, our gross margin and cash flows and our ability to make cash distributions to our unitholders may be adversely affected. Although we have entered into hedging arrangements in order to minimize our exposure to fluctuations in foreign currency exchange and interest rates, our derivatives also expose us to credit risk to the extent that counterparties may be unable to meet the terms of our hedging agreements. For more information, please read Part I, Item 1A “Risk Factors—Our exposure to risks associated with foreign currency and interest rate fluctuations, as well the hedging arrangements we may enter into to mitigate those risks, could have an adverse effect on our financial condition and results of operations and —Substantially all of our revenues currently are generated under contracts with four customers, and the loss of any of them could adversely affect our business, financial condition, results of operations, cash flows and ability to make cash distributions. We may not be able to renew or obtain new and favorable contracts with these customers when our existing contracts expire, which could adversely affect our revenues and profitability.”
Foreign Currency Exchange Risk
We primarily are exposed to fluctuations in foreign currency exchange rates related to contracts pursuant to which deliveries of wood pellets will be settled in foreign currency. We have entered into forward contracts and purchased options to hedge a portion of our forecasted revenue for these customer contracts.
As of December 31, 2018, we had notional amounts of 42.2 million GBP and 14.3 million Euro (“EUR”) under foreign currency forward contracts and 39.4 million GBP and 1.7 million EUR under foreign currency purchased options that expire between 2019 and 2023.

Historically, we designated and accounted for forward contracts and purchased options as cash flow hedges of anticipated foreign currency denominated revenue and, therefore, the effective portion of the changes in fair value on these instruments was recorded as a component of accumulated other comprehensive income in partners’ capital and was reclassified to revenue in the consolidated statements of income in the same period in which the underlying revenue transactions occurred. During the third quarter of 2018, we elected to discontinue hedge accounting for all designated foreign currency cash flow hedges and, as a result, we had no unrealized loss (gain) associated with foreign currency forward contracts and foreign currency purchased options in accumulated other comprehensive income. During December 2017, we determined that certain transactions were no longer probable of occurring within the forecasted time period. We discontinued hedge accounting for these transactions and a $1.6 million loss included in other comprehensive income related to these hedging relationships was reclassified to other expense on the consolidated statements of income. At December 31, 2018, no unrealized amounts other comprehensive income associated with foreign currency forward contracts and foreign currency purchased options are included in other comprehensive income. At December 31, 2017, the unrealized loss associated with foreign currency forward contracts and foreign currency purchased options of approximately $2.1 million and $1.2 million, respectively, were included in other comprehensive income.
We do not utilize foreign exchange contracts for speculative or trading purposes. The counterparties to our foreign exchange contracts are major financial institutions. There can be no assurance that our hedging arrangements or other foreign exchange rate risk-management practices, if any, will eliminate or substantially reduce risks associated with our exposure to fluctuating foreign exchange rates. For more information, please read Part I, Item 1A “Risk Factors—Our exposure to risks associated with foreign currency and interest rate fluctuations, as well the hedging arrangements we may enter into to mitigate those risks, could have an adverse effect on our financial condition and results of operations.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS
ENVIVA PARTNERS, LP AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
The Unitholders and Board of Directors
Enviva Partners, LP:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Enviva Partners, LP and subsidiaries (the Partnership) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in partners’ capital, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Partnership has changed its method of accounting for revenue effective January 1, 2018 due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) and its subsequent amendments.
Basis for Opinion
These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 1, 2019

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2018 and 2017
(In thousands, except number of units)

	2018	2017
Assets
Current assets:
Cash and cash equivalents	$2,460	$524
Accounts receivable	54,794	79,185
Insurance receivables	5,140	—
Related-party receivables	1,392	5,412
Inventories	31,490	23,536
Prepaid expenses and other current assets	2,235	1,006
Total current assets	97,511	109,663
Property, plant and equipment, net	557,028	562,330
Goodwill	85,615	85,615
Other long-term assets	8,616	2,503
Total assets	$748,770	$760,111
Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$15,551	$7,554
Related-party payables	28,225	26,398
Deferred consideration for Wilmington Drop-Down due to related-party	74,000	—
Accrued and other current liabilities	41,400	29,363
Current portion of interest payable	5,434	5,029
Current portion of long-term debt and capital lease obligations	2,722	6,186
Total current liabilities	167,332	74,530
Long-term debt and capital lease obligations	429,933	394,831
Deferred consideration for Wilmington Drop-Down due to related-party	—	74,000
Long-term interest payable	1,010	890
Other long-term liabilities	3,779	5,491
Total liabilities	602,054	549,742
Commitments and contingencies
Partners’ capital:
Limited partners:
Common unitholders—public (14,573,452 and 13,073,439 units issued and outstanding at December 31, 2018 and December 31, 2017, respectively)	207,612	224,027
Common unitholder—sponsor (11,905,138 and 1,347,161 units issued and outstanding at December 31, 2018 and December 31, 2017, respectively)	72,352	16,050
Subordinated unitholder—sponsor ( no units issued and outstanding at December 31, 2018 and 11,905,138 units issued and outstanding at December 31, 2017)	—	101,901
General partner (no outstanding units)	(133,687)	(128,569)
Accumulated other comprehensive income (loss)	439	(3,040)
Total Enviva Partners, LP partners’ capital	146,716	210,369
Total liabilities and partners’ capital	$748,770	$760,111
See accompanying notes to consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Consolidated Statements of Income
Years ended December 31, 2018, 2017 and 2016
(In thousands, except per unit amounts)

	2018	2017	2016
Product sales	$564,010	$522,250	$444,489
Other revenue (1)	9,731	20,971	19,787
Net revenue	573,741	543,221	464,276
Cost of goods sold, excluding depreciation and amortization (1)	461,735	419,616	357,418
Loss on disposal of assets	2,386	4,899	2,386
Depreciation and amortization	40,179	39,904	27,700
Total cost of goods sold	504,300	464,419	387,504
Gross margin	69,441	78,802	76,772
General and administrative expenses (1)	27,641	30,107	33,098
Disposal and impairment of assets held for sale	—	827	9,991
Total general and administrative expenses	27,641	30,934	43,089
Income from operations	41,800	47,868	33,683
Other income (expense):
Interest expense	(36,471)	(31,744)	(15,643)
Related-party interest expense	—	—	(578)
Early retirement of debt obligation	(751)	—	(4,438)
Other income (expense)	2,374	(1,751)	439
Total other expense, net	(34,848)	(33,495)	(20,220)
Net income	6,952	14,373	13,463
Less net loss attributable to noncontrolling partners’ interests	—	3,140	5,804
Net income attributable to Enviva Partners, LP	$6,952	$17,513	$19,267
Less: Pre-acquisition loss from inception to December 13, 2016 from operations of Enviva Pellets Sampson, LLC Drop-Down allocated to General Partner	$—	$—	$(3,231)
Less: Pre-acquisition loss from inception to October 1, 2017 from operations of Enviva Port of Wilmington, LLC Drop-Down allocated to General Partner	—	(3,049)	(2,110)
Enviva Partners, LP limited partners’ interest in net income	$6,952	$20,562	$24,608
Net income per limited partner common unit:
Basic	$0.04	$0.65	$0.95
Diluted	$0.04	$0.61	$0.91
Net income per limited partner subordinated unit:
Basic	$0.04	$0.65	$0.93
Diluted	$0.04	$0.65	$0.93
Weighted-average number of limited partner units outstanding:
Common—basic	21,533	14,403	13,002
Common—diluted	22,553	15,351	13,559
Subordinated—basic and diluted	4,893	11,905	11,905
(1) See Note 13, Related-Party Transactions
See accompanying notes to consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years ended December 31, 2018, 2017 and 2016
(In thousands)

	2018	2017	2016
Net income	$6,952	$14,373	$13,463
Other comprehensive income (loss):
Net unrealized gains (losses) on cash flow hedges	5,655	(5,463)	(246)
Reclassification of net (gains) losses on cash flow hedges realized into net income	(2,178)	1,828	—
Currency translation adjustment	2	—	—
Total other comprehensive income (loss)	3,479	(3,635)	(246)
Total comprehensive income	10,431	10,738	13,217
Less:
Pre-acquisition loss from inception to December 13, 2016 from operations of Enviva Pellets Sampson, LLC Drop-Down allocated to General Partner	—	—	(3,231)
Pre-acquisition loss from inception to October 1, 2017 from operations of Enviva Port of Wilmington, LLC Drop-Down allocated to General Partner	—	(3,049)	(2,110)
Total comprehensive income subsequent to Enviva Pellets Sampson, LLC Drop-Down and Enviva Port of Wilmington, LLC Drop-Down	10,431	13,787	18,558
Less:
Comprehensive loss attributable to noncontrolling partners’ interests	—	(3,140)	(5,804)
Comprehensive income attributable to Enviva Partners, LP partners	$10,431	$16,927	$24,362
See accompanying notes to consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Consolidated Statements of Changes in Partners’ Capital
Years ended December 31, 2018, 2017 and 2016
(In thousands)

		Limited Partners’ Capital
	General Partner Interest	Common Units— Public		Common Units— Sponsor		Subordinated Units— Sponsor		Accumulated Other Comprehensive Income (loss)	Non- controlling Interests	Total Partners Capital
		Units	Amount	Units	Amount	Units	Amount
Partners' capital December 31, 2015	$3,644	11,503	$210,488	1,347	$19,619	11,905	$133,427	$—	$54,492	$421,670
Cash distributions	(716)	—	(24,779)	—	(2,729)	—	(24,107)	—	—	(52,331)
Issuance of units associated with Enviva Pellets Sampson, LLC Drop-Down	—	1,098	30,000	—	—	—	—	—	—	30,000
Issuance of units through Long-Term Incentive Plan	—	21	411	—	—	—	—	—	—	411
Issuance of common units, net	—	359	8,929	—	—	—	—	—	—	8,929
Non-cash Management Services Agreement expenses	—	—	3,820	—	—	—	—	—	—	3,820
Contribution of Enviva Pellets Sampson, LLC	95,391	—	—	—	—	—	—	—	(33,759)	61,632
Distribution to sponsor	(138,505)	—	—	—	—	—	—	—	—	(138,505)
Excess consideration over Enviva Pellets Sampson, LLC net assets	(18,534)	—	—	—	—	—	—	—	—	(18,534)
Contribution of Enviva Port of Wilmington, LLC	22,632	—	—	—	—	—	—	—	23,080	45,712
Other comprehensive income	—	—	—	—	—	—	—	595	—	595
Net (loss) income	(4,625)	—	11,033	—	1,307	—	11,552	—	(5,804)	13,463
Balance as of December 31, 2016	(40,713)	12,981	239,902	1,347	18,197	11,905	120,872	595	38,009	376,862
Distributions to unitholders, distribution equivalent and incentive distribution rights	(2,630)	—	(31,533)	—	(3,065)	—	(27,084)	—	—	(64,312)
Issuance of units through Long-Term Incentive Plan	—	21	503	—	—	—	—	—	—	503
Issuance of common units, net	—	71	1,744	—	—	—	—	—	—	1,744
Non-cash Management Services Agreement expenses	441	—	4,511	—	—	—	—	—	—	4,952
Other comprehensive loss	—	—	—	—	—	—	—	(3,635)	—	(3,635)
Excess consideration over Enviva Pellets Sampson, LLC net assets	(744)	—	—	—	—	—	—	—	—	(744)
Contribution of Enviva Port of Wilmington, LLC Drop-Down	29,513	—	—	—	—	—	—	—	(32,270)	(2,757)
Enviva Port of Wilmington, LLC net assets	(73,335)	—	—	—	—	—	—	—	—	(73,335)
Excess consideration over Enviva Port of Wilmington, LLC net Assets	(40,683)	—	—	—	—	—	—	—	—	(40,683)
Enviva Pellets Wiggins, LLC dissolution	—	—	—	—	—	—	—	—	(2,599)	(2,599)
Net (loss) income	(418)	—	8,900	—	918	—	8,113	—	(3,140)	14,373
Partners’ capital, December 31, 2017	(128,569)	13,073	224,027	1,347	16,050	11,905	101,901	(3,040)	—	210,369
Distributions to unitholders, distribution equivalent and incentive distribution rights	(5,326)	—	(38,241)	—	(15,845)	—	(14,822)	—	—	(74,234)
Issuance of units through Long-Term Incentive Plan	(5,675)	227	511	(82)	(1,301)	—	—	—	—	(6,465)
Issuance of common units, net	—	8	241	—	—	—	—	—	—	241
Sale of common units	—	1,265	13,335	(1,265)	(13,335)	—	—	—	—	—
Conversion of subordinated units to common units	—	—	—	11,905	78,504	(11,905)	(78,504)	—	—	—
Non-cash Management Services Agreement expenses	557	—	5,817	—	—	—	—	—	—	6,374
Other comprehensive income	—	—	—	—	—	—	—	3,479	—	3,479
Net income (loss)	5,326	—	1,922	—	8,279	—	(8,575)	—	—	6,952
Partners’ capital, December 31, 2018	$(133,687)	14,573	$207,612	11,905	$72,352	—	$—	$439	$—	$146,716
See accompanying notes to consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2018, 2017 and 2016
(In thousands)

	2018	2017	2016
Cash flows from operating activities:
Net income	$6,952	$14,373	$13,463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,745	40,361	27,735
Amortization of debt issuance costs, debt premium and original issue discounts	1,093	1,448	1,893
Impairment of assets held for sale and inventory	—	—	10,881
General and administrative expense incurred by the First Hancock JV prior to Enviva Port of Wilmington, LLC and Enviva Pellets Sampson, LLC Drop-Downs	—	1,343	4,087
Early retirement of debt obligation	751	—	4,438
Loss on disposal of assets and assets held for sale	2,386	5,726	2,386
Unit-based compensation	6,229	5,014	4,230
De-designation of foreign currency forwards and options	(1,947)	1,593	—
Unrealized loss on foreign currency transactions	23	(3)	—
Fair value changes in derivatives	(7,464)	—	—
Change in operating assets and liabilities:
Accounts receivable, net	19,230	(1,317)	(39,218)
Related-party receivables	2,720	1,577	237
Prepaid expenses, assets held for sale and other current and long-term assets	(182)	(138)	7,466
Inventories	(7,843)	5,758	(8,411)
Derivatives	4,907	(1,720)	(1,284)
Accounts payable, accrued liabilities and other current liabilities	14,916	(2,331)	19,379
Related-party payables	173	15,733	3,625
Accrued interest	367	(1,330)	4,433
Other long-term liabilities	997	1,008	464
Net cash provided by operating activities	84,053	87,095	55,804
Cash flows from investing activities:
Purchases of property, plant and equipment	(27,132)	(28,744)	(112,887)
Insurance proceeds from property loss	1,130	—	—
Proceeds from the sale of property, plant and equipment	—	143	1,763
Net cash used in investing activities	(26,002)	(28,601)	(111,124)
Cash flows from financing activities:
Principal payments on debt and capital lease obligations	(272,716)	(82,954)	(204,216)
Principal payments on related-party debt	—	—	(3,391)
Cash paid related to debt issuance costs and deferred offering costs	(2,495)	(735)	(7,099)
Distributions, proceeds from contributions and contributions associated with Enviva Pellets Sampson, LLC and Enviva Port of Wilmington, LLC Drop-Downs from the sponsor and First Hancock JV	—	(44,312)	(39,060)
Proceeds from common unit issuance under the At-the-Market Offering Program, net	241	1,938	9,300
Distributions to unitholders, distribution equivalent rights and incentive distribution rights holder	(73,518)	(64,325)	(51,376)
Proceeds from debt issuance	299,250	131,952	349,500
Payment to General Partner to purchase affiliate common units for Long-Term Incentive Plan vesting	(2,341)	—	—
Payment for withholding tax associated with Long-Term Incentive Plan vesting	(4,536)	—	—
Net cash (used in) provided by financing activities	(56,115)	(58,436)	53,658
Net increase (decrease) in cash, cash equivalents and restricted cash	1,936	58	(1,662)
Cash, cash equivalents and restricted cash, beginning of period	524	466	2,128
Cash, cash equivalents and restricted cash, end of period	$2,460	$524	$466

See accompanying notes to consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
Years ended December 31, 2018, 2017 and 2016
(In thousands)

	2018	2017	2016
Non-cash investing and financing activities:
The Partnership acquired property, plant and equipment in non-cash transactions as follows:
Property, plant and equipment acquired included in accounts payable and accrued liabilities	$8,939	$2,653	$14,255
Property, plant and equipment acquired under capital leases	3,512	1,956	1,753
Property, plant and equipment transferred from inventories	2	226	926
Property, plant and equipment capitalized interest	158	—	—
Transfer of Enviva Pellets Wiggins, LLC assets to assets held for sale	—	—	13,035
Related-party long-term debt transferred to third-party long-term debt	—	—	14,757
Third-party long-term debt transferred to related-party long-term debt	—	—	3,316
Deferred consideration to sponsor included in related-party payable	—	74,000	—
Retained matters from the First Hancock JV included in related-party receivables	—	585	—
Distributions included in liabilities	1,659	741	955
Conversion of subordinated units to common units	78,504	—	—
Application of short-term deposit to fixed assets	—	258	—
Transfer of Enviva Port of Wilmington, LLC Drop-Down consideration to short-term	74,000	—	—
Debt issuance costs included in accrued liabilities	103	—	139
Depreciation capitalized to inventories	567	(427)	344
Due from the First Hancock JV for Enviva Pellets Sampson, LLC Drop-Down	—	—	1,652
Non-cash capital contributions from the First Hancock JV prior to Enviva Pellets Sampson, LLC and Enviva Port of Wilmington, LLC Drop-Downs	—	—	8,623
Supplemental information:
Interest paid	$35,222	$31,513	$11,191

See accompanying notes to consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)

(1) Description of Business and Basis of Presentation
Enviva Partners, LP (together with its subsidiaries, “we,” “us,” “our,” or the “Partnership”) is a Delaware limited partnership formed on November 12, 2013 as a wholly owned subsidiary of Enviva Holdings, LP (together with its wholly owned subsidiaries Enviva MLP Holdco, LLC and Enviva Development Holdings, LLC, where applicable, the “sponsor”). Enviva Partners GP, LLC, a wholly owned subsidiary of Enviva Holdings, LP, is the General Partner (the “General Partner”) of the Partnership. We procure wood fiber and process it into utility-grade wood pellets and load the finished wood pellets into railcars, trucks and barges for transportation to deep-water marine terminals, where they are received, stored and ultimately loaded onto oceangoing vessels for delivery primarily to our principally European customers under long-term, take-or-pay contracts.
We own and operate six industrial-scale wood pellet production plants located in the Mid-Atlantic and Gulf Coast regions of the United States. Wood pellets are exported from our wholly owned deep-water marine terminals in Chesapeake, Virginia (the “Chesapeake terminal”) and terminal assets in Wilmington, North Carolina (the “Wilmington terminal”), and from third-party deep-water marine terminals in Mobile, Alabama and Panama City, Florida, under a short-term and a long-term contract, respectively.
Basis of Presentation
Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Our consolidated financial statements include all accounts of the Partnership and its wholly owned and controlled subsidiaries. All intercompany accounts and transactions have been eliminated. We operate and manage our business as one operating segment.
Reclassification
Prior period amounts related to intangible assets as of December 31, 2017 have been reclassified to other long-term assets on the consolidated balance sheets to conform to current period presentation.
Enviva Pellets Sampson, LLC
In December 2016, we acquired from Enviva Wilmington Holdings, LLC (the “First Hancock JV”), a joint venture between the sponsor and John Hancock Life Insurance Company (U.S.A.) and certain of its affiliates (“John Hancock”), all of the issued and outstanding limited liability company interests in Enviva Pellets Sampson, LLC (“Sampson”), which owns a wood pellet production plant in Sampson County, North Carolina (the “Sampson plant”).
The $175.0 million purchase price for Sampson included the payment of $139.6 million in cash, net of a purchase price adjustment of $5.4 million, to the First Hancock JV, the issuance of 1,098,415 unregistered common units at a value of $27.31 per unit, or $30.0 million of common units, to affiliates of John Hancock, and the elimination of $1.2 million of net related-party receivables and payables included in the net assets on the date of acquisition.
The acquisition (the “Sampson Drop-Down”) included the Sampson plant, an approximate 10-year, 420,000 MTPY take-or-pay off-take contract with Ørsted Bioenergy & Thermal Power A/S (formerly “DONG Energy Thermal Power A/S”), an approximate 15-year, 95,000 metric tons per year (“MTPY”) off-take contract with the First Hancock JV and related third-party shipping contracts. We accounted for the Sampson Drop-Down as a combination of entities under common control at historical cost in a manner similar to a pooling of interests. Accordingly, the consolidated financial statements for the periods prior to December 14, 2016 were retrospectively recast to reflect the Sampson Drop-Down as if it had occurred on May 15, 2013, the date Sampson was originally organized.
Enviva Port of Wilmington, LLC
In October 2017, we acquired from the First Hancock JV all of the issued and outstanding limited liability company interests in Enviva Port of Wilmington, LLC (“Wilmington”), which owns the Wilmington terminal assets (the “Wilmington terminal”).
The $130.0 million purchase price for Wilmington included an initial payment of $54.6 million, net of an approximate purchase price adjustment of $1.4 million, and deferred consideration of $74.0 million. The acquisition (the “Wilmington Drop-

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

Down”) included the Wilmington terminal and a long-term terminal services agreement with the sponsor (the “Holdings TSA”) to handle throughput volumes sourced by the sponsor from Enviva Pellets Greenwood, LLC (“Greenwood”), a wholly owned subsidiary of Enviva JV Development Company, LLC (the “Second Hancock JV”), a joint venture between the sponsor and John Hancock and certain of its affiliates. Greenwood owns a wood pellet production plant in Greenwood, South Carolina (the “Greenwood plant”). See Note 13, Related-Party Transactions.
The Wilmington Drop-Down was accounted for as a combination of entities under common control at historical cost in a manner similar to a pooling of interests. Accordingly, the consolidated financial statements for the periods prior to October 2, 2017, were retrospectively recast to reflect the acquisition of the First Hancock JV’s interests in Wilmington as if it had occurred on May 15, 2013, the date Wilmington was originally organized.
Enviva Pellets Wiggins, LLC
Prior to December 2017, we held a controlling interest in Enviva Pellets Wiggins, LLC (“Wiggins”), which owned a wood pellet plant in Stone County, Mississippi (the “Wiggins plant”). In December 2017, we sold the Wiggins plant and Wiggins was dissolved. See Note 11, Assets Held for Sale and Dissolution.
Subsidiaries
As of December 31, 2018, the Partnership has 100% ownership of the following:

•
Enviva Partners Finance Corp. (“Enviva Finance Corp.”), a wholly owned subsidiary of the Partnership formed on October 3, 2016 for the purpose of being a co-issuer of some of the Partnership’s indebtedness

•	Enviva GP, LLC
The Partnership has 99.999% ownership of Enviva, LP
Enviva GP, LLC has 0.001% ownership of Enviva, LP
Enviva, LP has 100% ownership of the following:

•	Enviva Pellets Amory, LLC (“Amory”)

•	Enviva Pellets Ahoskie, LLC

•	Enviva Port of Chesapeake, LLC

•	Enviva Pellets Northampton, LLC

•	Enviva Pellets Southampton, LLC (“Southampton”)

•	Enviva Pellets Cottondale, LLC (“Cottondale”)

•	Enviva Energy Services, LLC

•	Enviva Pellets Sampson, LLC (“Sampson”)

•	Enviva Port of Wilmington, LLC (“Wilmington”)

•	Enviva Port of Panama City, LLC

•	Enviva MLP International Holdings, LLC
Enviva, LP has 99.99% ownership of the following:

•	Enviva Energy Services Coöperatief, U.A.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

Enviva MLP International Holdings has 100% ownership of the following:

•	Enviva Energy Services (Jersey), Limited
Enviva MLP International Holdings has 0.01% ownership of the following:

•	Enviva Energy Services Coöperatief, U.A.
(2) Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.
Common Control Transactions
Assets and businesses acquired from our sponsor and its controlled subsidiaries are accounted for as common control transactions whereby the net assets acquired are combined at their historical costs and our consolidated financial statements are adjusted retrospectively to reflect the transaction as if it had occurred on the earliest date during which the entities were under common control. If any recognized consideration transferred in such a transaction exceeds the carrying value of the net assets acquired, the excess is treated as a capital distribution to the General Partner. If the carrying value of the net assets acquired exceeds any recognized consideration transferred including, if applicable, the fair value of any limited partner units issued, then that excess is treated as a capital contribution from the General Partner. To the extent that such transactions require prior periods to be recast, historical net equity amounts prior to the transaction date are attributed to the General Partner and any noncontrolling partner interest at the historical amount.
Other Comprehensive Income (Loss)
Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, and gains and losses that under GAAP are included in comprehensive income (loss) but excluded from net income (loss). Other comprehensive income consists of net unrealized gains and losses related to derivative instruments accounted for as cash flow hedges and foreign currency translation adjustments.
Cash and Cash Equivalents
Cash and cash equivalents consist of short-term, highly liquid investments readily convertible into cash with an original maturity of three months or less.
Accounts Receivable
Accounts receivable represent amounts billed and billable under our contracts and are recorded at the invoiced amount and do not bear interest. As of December 31, 2018 and 2017, we had no amounts in allowance for doubtful accounts given the lack of historical losses.
Inventories
Inventories consist of raw materials, work-in-progress, consumable tooling and finished goods. Fixed production overhead, including related depreciation expense, is allocated to inventory based on the normal production capacity of the facilities. To the

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

extent we do not achieve normal production levels, we charge such under-absorption of fixed overhead to cost of goods sold in the period incurred.
Consumable tooling consists of spare parts and tooling to be consumed in the production process. Spare parts are expected to be used within a year and are expensed as used. Tooling items are amortized to expense over an estimated service life generally less than one year.
Inventories are stated at the lower of cost or market using the first-in, first-out method (“FIFO”) for all inventories, which requires the use of judgment and estimates. Raw material, production and distribution costs associated with delivering wood pellets to marine terminals and third- and related-party wood pellet purchase costs are capitalized as a component of inventory. Fixed production overhead, including the related depreciation expense, is allocated to inventory based on the normal capacity of our production plants. These costs are reflected in cost of goods sold when inventory is sold.
Revenue Recognition
We primarily earn revenue by supplying wood pellets to customers under off-take contracts, the majority of the commitments under which are long-term in nature. We refer to the structure of our off-take contracts as “take-or-pay” because they include a firm obligation of the customer to take a fixed quantity of product at a stated price and provisions that ensure we will be compensated in the case of a customer’s failure to accept all or a part of the contracted volumes or termination of a contract. Our long-term off-take contracts define the annual volume of wood pellets that a customer is required to purchase and we are required to sell, the fixed price per metric ton (“MT”) for product satisfying a base net calorific value and other technical specifications. The prices are fixed for the entire term, and are subject to adjustments which may include annual inflation-based adjustments or price escalators, price adjustments for product specifications, as well as, in some instances, price adjustments due to changes in underlying indices. In addition to sales of our product under these long-term off-take contracts, we routinely sell wood pellets under shorter-term contracts, which range in volume and tenor and, in some cases, may include only one specific shipment. Because each of our off-take contracts is a bilaterally negotiated agreement, our revenue over the duration of such contracts does not generally follow observable current market pricing trends. Our performance obligations under these contracts, which we aggregate into metric tons, are the delivery of wood pellets. We account for each MT as a single performance obligation. Our revenue from the sales of wood pellets we produce is recognized as product sales upon satisfaction of our performance obligation when control transfers to the customer at the time of loading wood pellets onto a ship.
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
In some cases, we may purchase shipments of product from third-party suppliers and resell them in back-to-back transactions (“purchase and sale transactions”). We recognize revenue on a gross basis in product sales when we determine that we act as a principal by having control of the wood pellets before they are transferred to the customer. Indicators of control have included being primarily responsible for fulfilling the promise to provide the wood pellets (such as by contracting to sell wood pellets before contracting to buy them), having inventory risk, or having discretion in establishing the sales price for the wood pellets. The decision as to whether to recognize revenue on a gross or net basis requires significant judgment.
In instances in which a customer requests the cancellation, deferral or acceleration of a shipment, the customer may pay a fee, which is included in other revenue in satisfaction of the related performance obligation.
We recognize third- and related-party terminal services revenue ratably over the related contract term, which is included in other revenue. Terminal services are performance obligations that are satisfied over time, as customers simultaneously receive and consume the benefits of the terminal services we perform. The consideration is generally fixed for minimum quantities and any services above the minimum are generally billed based on a per-ton rate as variable consideration and recognized as services performed. Any deficiency payments receivable and probable of being collected from a customer not meeting

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

quarterly minimum throughput requirements are recognized during the related quarter in satisfaction of the related performance obligation.
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
We allocate variable consideration under our off-take and terminal services contracts entirely to each performance obligation to which variable consideration relates. The estimate of variable consideration represents the amount that is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty is resolved.
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
Derivative Instruments
Derivative instruments are classified as either assets or liabilities on a gross basis and carried at fair value and included in prepaid expenses and other current assets, other long-term assets, accrued and other current liabilities, and other long-term liabilities on the consolidated balance sheets. Changes in fair value are either recognized as unrealized gains and losses in accumulated other comprehensive income in partners’ capital or earnings depending on the nature of the underlying exposure, whether the derivative is formally designated as a hedge, and, if designated, the extent to which the hedge is effective. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. As of December 31, 2018, we only apply hedge accounting treatment to interest rate swaps.
The effective portion of foreign currency forward and option contracts designated as cash flow hedges was reported as a component of accumulated other comprehensive income in partners’ capital and reclassified into revenue in the same period or periods during which the hedged revenue affected earnings. During August 2018, we discontinued hedge accounting for all designated foreign currency cash flow hedges. The effective portion of interest rate swaps designated as cash flow hedges is reported as a component of accumulated other comprehensive income in partners’ capital and reclassified into interest expense in the same period or periods during which the hedged interest expense affects earnings. The ineffective portion of cash flow hedges, if any, is recognized in earnings in the current period. We link derivative instruments that are designated as cash flow hedges to specific assets and liabilities on the consolidated balance sheets or to specific forecasted transactions. We link interest rate swap derivative instruments designated as a hedge using the first payment technique to link the forecasted transaction which is the first LIBOR-based payments on any borrowing.
To qualify for hedge accounting, the item to be hedged must cause an exposure risk and we must have an expectation that the related hedging instrument will be effective at reducing or mitigating that exposure. In accordance with the hedging requirements, we document all hedging relationships at inception and include a description of the risk management objective and strategy for undertaking the hedge, identification of the hedging instrument, the hedged item, the nature of the risk being hedged, the method for assessing effectiveness of the hedging instrument in offsetting the hedged risk and the method of measuring any ineffectiveness. When an event or transaction occurs or the derivative contract expires or the forecasted transaction is no longer probable of occurring, hedge accounting is discontinued. We also formally assess, both at the hedge’s

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

inception and on an ongoing basis, whether the derivative instruments are highly effective in offsetting changes in cash flows of hedged items. If it is determined that a derivative instrument has ceased to be a highly effective hedge, hedge accounting is discontinued prospectively.
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
Property, Plant and Equipment
Property, plant and equipment are recorded at cost, which includes the fair values of assets acquired. Equipment under capital leases is stated at the present value of minimum lease payments. Useful lives of assets are based on historical experience and other relevant information. The useful lives of assets are adjusted when changes in the expected physical life of the asset, its planned use, technological advances, or other factors show that a different life would be more appropriate. Changes in useful lives are recognized prospectively.
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
Costs and accumulated depreciation applicable to assets retired or sold are removed from the accounts, and any resulting gain or loss is included in the consolidated statements of income.
Long-lived assets, such as property, plant and equipment and amortizable intangible assets, are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset asset may not be recoverable. There were no such indicators or tests performed during the years ended December 31, 2018 and 2017.
Debt Issuance Costs and Original Issue Discounts and Premiums
Debt issuance costs and original issue discounts and premiums incurred with debt financing are capitalized and amortized over the life of the debt using the straight-line method, which approximates the effective interest method. Amortization expense

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

is included in interest expense. If a debt instrument is retired before its scheduled maturity date, any related unamortized debt issuance costs and original issue discounts are written-off as gain or loss on debt extinguishment in the same period.
Unamortized debt issuance costs and original issue discounts related to a recognized debt liability are recognized as a direct deduction from the carrying amount of the related long-term debt. Unamortized debt issuance costs related to our revolving credit commitments are recognized as an asset.
Goodwill
Goodwill represents the purchase price paid for acquired businesses in excess of the identifiable acquired assets and assumed liabilities. Goodwill is not amortized, but is tested for impairment annually and whenever an event occurs or circumstances change such that it is more likely than not that the fair value of the reporting unit is less than its carrying amounts. At December 31, 2018 and 2017, we identified the Partnership as having one reporting unit that corresponded to our one reportable segment. We have selected December 1 to perform our annual goodwill impairment test.
For the years ended December 31, 2018 and 2017, we performed a qualitative assessment and determined it was more likely than not that the estimated fair value of the reporting unit substantially exceeded the related carrying value of our reporting unit. Accordingly, we were not required to perform any quantitative or additional testing. We did not record any goodwill impairment for the years ended December 31, 2018 and 2017 (see Note 10, Goodwill and Other Intangible Assets).
Unit-Based Compensation
Employees, consultants and directors of the General Partner and any of its affiliates are eligible to receive equity awards and other forms of compensation under the Enviva Partners, LP Long-Term Incentive Plan (the “LTIP”). Phantom units issued in tandem with corresponding distribution equivalent rights (“DERs”) are granted to employees of Enviva Management Company, LLC (“Enviva Management”), a wholly owned subsidiary of the sponsor, who provide services to us and to certain non-employee directors of the General Partner. Phantom unit awards vest subject to the satisfaction of service requirements and/or the achievement of certain performance goals following which common units in the Partnership will be delivered to the holder of the phantom units. For accounting purposes, units granted to employees of our affiliates (excluding the General Partner, the Partnership, and subsidiaries of the Partnership) are treated as if they were distributed by the Partnership. Such affiliates recognize compensation expense for the phantom units awarded to their employees, a portion of which is allocated to us under the MSA (see Note 13, Related-Party Transactions-Management Services Agreement and Note 16, Equity-Based Awards). We also recognize compensation expense for phantom units awarded to non-employee directors. Our outstanding phantom unit awards under the LTIP do not have a cash option and are classified as equity on our balance sheets.
Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.
Fair Value Measurements
We apply authoritative accounting guidance for fair value measurements of financial and nonfinancial assets and liabilities. We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. We determine fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

•	Level 1 Inputs: Unadjusted, quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

•
Level 2 Inputs: Other than quoted prices included in Level 1, inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

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

Recently Adopted Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which subsequently was issued as ASC 606. ASC 606 requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
We recognize revenue under ASC 606 and related amendments, which we adopted as of January 1, 2018, using the modified retrospective transition method.
We determined that, upon adoption of Accounting Standard Codification (“ASC”) Topic ASC 606, revenue derived from our off-take contracts will continue to be classified as product sales. Revenue is recognized when control of the wood pellets passes to the customer which occurs as the wood pellets are loaded onto shipping vessels, which is consistent with the timing of revenue recognition under our legacy accounting policy. However, the adoption of ASC 606 impacted the basis of presentation for purchase and sale transactions. Prior to the adoption of ASC 606, we reported revenue from purchase and sale transactions net of costs paid to third-party suppliers, which was classified as other revenue. Subsequent to the adoption of ASC 606, we recognize revenue on a gross basis in product sales when we determine that we act as a principal and control the wood pellets before they are transferred to the customer.
Recoveries from customers for certain costs we incurred at the discharge port under our off-take contracts were reported in product sales prior to the adoption of ASC 606. Under ASC 606, these recoveries are not considered a part of the transaction price, and therefore are excluded from product sales and included as an offset to cost of goods sold.
We disaggregate our revenue into two categories: product sales and other revenue. Other revenue includes fees associated with customer requests to cancel, defer or accelerate shipments in satisfaction of the related performance obligation and third- and related-party terminal services fees. These categories best reflect the nature, amount, timing and uncertainty of our revenue and cash flows.
Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, whereas prior comparative reporting periods have not been adjusted and continue to be reported under the accounting standards in effect for such periods. We did not have a transition adjustment as a result of adopting ASC 606.
The table below indicates the impact of the adoption of ASC 606 on revenue and cost of goods sold:

	Year Ended December 31, 2018
	As Reported	Adoption of ASC 606	Without Adoption of ASC 606
Product sales	$564,010	$(23,159)	$540,851
Other revenue	9,731	1,723	11,454
Cost of goods sold	504,300	(21,436)	482,864
Gross margin	$69,441	$—	$69,441

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other. ASU 2017-04 simplifies the testing for goodwill impairment by eliminating step two of the current goodwill impairment test. Step two measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

Under the new guidance, an entity will perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and will recognize an impairment charge equal to the amount by which the carrying amount exceeds the reporting unit’s fair value. The new guidance should be adopted for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. We early adopted this ASU in connection with our December 2018 annual impairment test.
Recently Issued Accounting Standards not yet Adopted
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. For example, ineffectiveness related to designated and qualifying cash flow hedges no longer needs to be measured so it would be recorded to accumulated other comprehensive income, as opposed to being recorded to earnings under the previous guidance. ASU 2017-12 requires a modified retrospective transition method, which requires the recognition of the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We are adopting the standard on January 1, 2019. We do not expect the adoption of ASU 2017-12 will have a material impact on our consolidated financial statements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which established a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term of longer than 12 months. Leases will be classified as either finance or operating leases, with affects the pattern and classification of expense recognition in the income statement. We are adopting this new standard on January 1, 2019. A modified retrospective transition approach was required, whereby the new standard is to be applied to all leases existing at the date of initial application. We elected to use the effective date as its date of initial application, as opposed to the beginning of the earliest comparative period presented in the financial statements. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.
The standard will have a material impact on our consolidated balance sheets, but will not have a material impact on our consolidated income statements. The new standard provided a number of optional practical expedients in transition. We elected the “package of practical expedients,” which permitted us not to reassess our prior conclusions under the previous guidance concerning lease identification, lease classification and initial direct leasing costs. We elected the practical expedient pertaining to land easements. We did not elect the practical expedient pertaining to the use of hindsight. The most significant impact will be the recognition of ROU assets and corresponding lease liabilities related to real estate, machinery, equipment and other operating leases, while our accounting for capital leases will remain substantially unchanged. On adoption, we currently expect to recognize additional ROU assets in the range of $27.0 million to $35.0 million and additional corresponding operating liabilities in the range of $29.0 million to $37.0 million. These amounts are based on the present value of the remaining minimum rental payments under previous leasing standards for existing operating leases, except the ROU asset is less to reflect approximately $2.0 million of deferred rent assets already recorded as of December 31, 2018. We do not expect a significant change to our activities, results of operations, or cash flows from the new standard. We are currently finalizing our analysis of the inventory of leases and the schedule of the remaining minimum rental payments as of the adoption date of the incremental borrowing rates as of the adoption date applied to the operating leases, the implementation of the lease accounting system, the controls executed for adoption, and of the design and implementation of controls to be applied after the adoption.
On June 20, 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, aligning the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions. Under the guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date, which would reduce volatility in our general and administrative expense by no longer having to remeasure the fair value of phantom unit awards under the LTIP to employees of the Provider. Entities will apply the new guidance to equity-classified nonemployee awards for which a measurement date has not been established and liability-classified nonemployee awards that have not been settled as of the date of adoption by recognizing a cumulative-effect adjustment to retained earnings as of the beginning of the annual period

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

of adoption. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are adopting ASU 2018-07 on January 1, 2019.
(3) Revenue
Variable Consideration
Variable consideration from off-take contracts arises from several pricing features in our off-take contracts, pursuant to which such contract pricing may be adjusted in respect of particular shipments to reflect differences between certain contractual quality specifications of the wood pellets as measured both when the wood pellets are loaded onto ships and unloaded at the discharge port as well as certain other contractual adjustments.
Variable consideration from terminal services contracts, which was not material for the year December 31, 2018, arises from price increases based on agreed inflation indices and from above-minimum throughput quantities or services.
We allocate variable consideration under our off-take and terminal services contracts entirely to each performance obligation to which variable consideration relates. The estimate of variable consideration represents the amount that is not more likely than not to be reversed. For the year ended December 31, 2018, we recognized an insignificant amount of revenue related to performance obligations satisfied in previous periods.
Contract Balances
Accounts receivable related to product sales as of December 31, 2018 and December 31, 2017 were $51.3 million and $78.0 million, respectively. Of these amounts, $46.0 million and $56.3 million, as of December 31, 2018 and 2017 respectively, related to amounts that were not yet billable under our contracts with customers pending finalization of prerequisite billing documentation. The amounts that have not been billed are expected to be billed within two months.
As of December 31, 2018, we had $0.3 million of short-term deferred revenue for a service related performance obligation to be satisfied in the first quarter of 2019 and no deferred revenue as of December 31, 2017 for future performance obligations under contracts with our customers.
Performance Obligations
As of December 31, 2018, the aggregated amount from contracts with customers allocated to the performance obligations that were unsatisfied or partially satisfied was approximately $7.2 billion. This amount excludes forward prices related to variable consideration including inflation, foreign currency and commodity prices. Also, this amount excludes the effects of the related foreign currency derivative contracts as they do not represent contracts with customers. We expect to recognize approximately 9.2% of our remaining performance obligations as revenue in 2019, an additional 10.8% by 2021 and the balance thereafter. In addition, as of December 31, 2018, we were party to a contract that included performance obligations of $0.6 billion, subject to conditions precedent for the benefit of our customer. During February 2019, the conditions precedent were satisfied. Our off-take contracts expire at various times through 2037 and our terminal services contracts extend into 2026.
(4) Significant Risks and Uncertainties, Including Business and Credit Concentrations
Our business is significantly impacted by greenhouse gas emission and renewable energy legislation and regulations in the European Union as well as its member states. If the European Union or its member states significantly modify such legislation or regulations, then our ability to enter into new contracts as the current contracts expire may be materially affected.
Our current sales are primarily to industrial customers located in the United Kingdom, Denmark and Belgium. Product sales to third-party customers that accounted for 10% or a greater share of consolidated product sales for each of the years ended December 31 are as follows:

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

	2018	2017	2016
Customer A	46%	66%	75%
Customer B	11%	12%	15%
Customer C	16%	2%	—%
Customer D	17%	15%	—%
(5) Inventory Impairment and Asset Disposal
On February 27, 2018, a fire occurred at the Chesapeake terminal, causing damage to equipment and approximately 43,000 MT of wood pellets (the “Chesapeake Incident”). As part of our risk management process, we maintain certain insurance policies, which are subject to deductibles and sublimits for each covered event. When recovery of all or a portion of property damage loss or other covered expenses through insurance proceeds is probable, a receivable is recorded and the loss or expense is reduced up to the amount of the total loss or expense. No gain or income resulting from business interruption insurance is recorded until all contingencies related to the insurance claim have been resolved.
To meet our contractual obligations to our customers, we incurred incremental costs to commission temporary wood pellet storage and handling and ship loading operations (collectively, “business continuity activities”) at nearby locations. The wood pellets from our production plants in the Mid-Atlantic region were delivered to such temporary locations as well as to the Wilmington terminal, which increased our distribution costs. We incurred $60.3 million in costs related to asset impairment, inventory write-off and disposal costs, emergency response costs, asset repair costs and business continuity activities as a result of the Chesapeake Incident. During the year ended December 31, 2018, we recognized recoveries of $62.1 million related to the Chesapeake Incident, which included $25.5 million of business continuity insurance recoveries, recorded in cost of goods sold, and $1.8 million of business interruption insurance recoveries, recorded in other income, for lost profits from both damaged wood pellets and the subsequent reduction in the production of wood pellets. At December 31, 2018, $3.8 million of probable insurance recoveries were included in insurance receivables and subsequently received in February 2019.
(6) Inventories
Inventories consisted of the following at December 31:

	2018	2017
Raw materials and work-in-process	$4,936	$4,516
Consumable tooling	17,561	14,447
Finished goods	8,993	4,573
Total inventories	$31,490	$23,536
(7) Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following at December 31:

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

	2018	2017
Land	$13,492	$13,492
Land improvements	44,990	42,962
Buildings	196,574	196,153
Machinery and equipment	434,776	413,349
Vehicles	635	635
Furniture and office equipment	6,148	5,970
Leasehold improvements	987	987
	697,602	673,548
Less accumulated depreciation	(154,967)	(117,067)
	542,635	556,481
Construction in progress	14,393	5,849
Total property, plant and equipment, net	$557,028	$562,330
Total depreciation expense was $40.6 million, $39.1 million and $25.7 million for the years ended December 31, 2018 and 2017 and 2016, respectively. Total interest capitalized related to construction in progress was $0.2 million for the year ended December 31, 2018. We did not capitalize interest to construction in progress during the year ended December 31, 2017. At December 31, 2018, we had assets under capital leases with a cost and related accumulated depreciation of $7.8 million and $3.0 million, respectively. At December 31, 2017, we had assets under capital leases with a cost and related accumulated depreciation of $4.7 million and $1.2 million, respectively.
(8) Derivative Instruments
We use derivative instruments to partially offset our business exposure to foreign currency exchange and interest rate risk. We may enter into foreign currency forward and option contracts to offset some of the foreign currency exchange risk on expected future cash flows and interest rate swaps to offset some of the interest rate risk on expected future cash flows on certain borrowings. Our derivative instruments expose us to credit risk to the extent that hedge counterparties may be unable to meet the terms of the applicable derivative instrument. We seek to mitigate such risks by limiting our counterparties to major financial institutions. In addition, we monitor the potential risk of loss with any one counterparty resulting from credit risk. Management does not expect material losses as a result of defaults by counterparties. We use derivative instruments to manage cash flow and does not enter into derivative instruments for speculative or trading purposes.
During the year ended December 31, 2018, we recorded a gain of $8.6 million related to changes in the fair value of foreign currency derivatives, of which $8.4 million was included in product sales and $0.2 million is included in cost of goods sold. During the year ended December 31, 2018, we recognized $4.6 million on realized gains related to derivatives settled during the period.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

Cash Flow Hedges
Foreign Currency Exchange Risk
We are primarily exposed to fluctuations in foreign currency exchange rates related to off-take contracts that require future deliveries of wood pellets to be settled in British Pound Sterling (“GBP”) and Euro (“EUR”). We have entered and may continue to enter into foreign currency forward contracts, purchased option contracts or other instruments to partially manage this risk and, prior to August 2018, had designated certain of these instruments as cash flow hedges.
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
Due to recent market changes, increases in demand for wood pellets and requests from customers to accommodate the acceleration or deferral of contracted deliveries, we determined that it was no longer probable that the timing of the forecasted revenues associated with the hedged transactions would occur as originally scheduled. As a result, in August 2018, we discontinued hedge accounting for all designated foreign currency cash flow hedges and recognized the full amount of unrealized net gains included in accumulated other comprehensive income of $1.9 million in earnings. As of December 31, 2018, none of our foreign currency derivative instruments were designated as cash flow hedging instruments. In connection with the discontinuation of cash flow hedge accounting, we have recorded the on-going changes in the fair value of foreign currency derivatives as product sales or cost of sales depending on the nature of the item being hedged.
During December 2017, we determined that certain transactions were no longer probable of occurring within the forecasted time period, including the relevant cure period, due to unforeseen circumstances experienced by the customers to which the hedge transactions related. As a result, we discontinued hedge accounting for these transactions and recognized $1.6 million of unrealized losses that were reclassified from accumulated other comprehensive income to earnings.
Our outstanding foreign currency derivative instruments at December 31, 2018 expire on dates between 2020 and 2023.
Interest Rate Risk
We are exposed to fluctuations in interest rates on borrowings under our revolving credit commitments. We entered into a pay-fixed, receive-variable interest rate swap to hedge a portion of the interest rate risk associated with our variable rate borrowings under our prior senior secured credit facilities. We discontinued hedge accounting in 2016 following the repayment of a portion of our outstanding indebtedness under our prior senior secured credit facilities, and subsequently re-designated the interest rate swap for the remaining portion of the indebtedness. Our interest rate swap expires in April 2020. Interest expense for the year ended December 31, 2017 included the reclassification of an insignificant amount representing the effective portion reported as a component of accumulated other comprehensive income.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

The fair value of derivative instruments as of December 31, 2018 was as follows:

	Balance Sheet Location	Asset Derivatives	Liability Derivatives
Derivatives designated as cash flow hedging instruments:
Interest rate swaps:
Interest rate swap	Other current assets	$508	$—
Interest rate swap	Other long-term assets	118	—
Total derivatives designated as cash flow hedging instruments		$626	$—
Derivatives not designated as cash flow hedging instruments:
Forward contracts:
Foreign currency exchange forward contracts	Prepaid and other current assets	$794	$—
Foreign currency exchange forward contracts	Other long-term assets	1,810	—
Foreign currency exchange forward contracts	Accrued and other current liabilities	—	68
Foreign currency exchange forward contracts	Other long-term liabilities	—	179
Purchased options:
Foreign currency purchased option contracts	Prepaid and other current assets	22	—
Foreign currency purchased option contracts	Other long-term assets	3,348	—
Total derivatives not designated as cash flow hedging instruments		$5,974	$247
Net gains included in product sales and cost of goods sold related to the change of fair market value of derivative instruments not designated as hedging instruments during the year ended December 31, 2018 were $8.4 million and $0.2 million, respectively.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

The fair value of derivative instruments as of December 31, 2017 were as follows:

	Balance Sheet Location	Asset Derivatives	Liability Derivatives
Derivatives designated as cash flow hedging instruments:
Forward contracts:
Foreign currency exchange forward contracts	Other long-term liabilities	$—	$2,118
Purchased options:
Foreign currency purchased option contracts	Prepaid and other current assets	1,024	—
Interest rate swap
Interest rate swap	Prepaid and other current assets	220	—
Interest rate swap	Other long-term assets	407	—
Total derivatives designated as cash flow hedging instruments		$1,651	$2,118

Derivatives not designated as cash flow hedging instruments:
Forward contracts:
Foreign currency exchange forward contracts	Prepaid and other current assets	$124	$—
Foreign currency exchange forward contracts	Accrued and other current liabilities	—	806
Foreign currency exchange forward contracts	Other long-term liabilities	—	528
Purchased options:
Foreign currency purchased option contracts	Prepaid and other current assets	3	—
Foreign currency purchased option contracts	Other long-term liabilities	45	—
Total derivatives not designated as cash flow hedging instruments		$172	$1,334
Net gains included in other income (expense) related to the change of fair market value of derivative instruments not designated as hedging instruments during the year ended December 31, 2017 were $0.2 million.
The effects of instruments designated as cash flow hedges and the related changes in accumulated other comprehensive income and the gains and losses recognized in earnings for the year ended December 31, 2018 were as follows:

	Amount of Gain (Loss) in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency exchange forward contracts	$4,532	Product sales	$—	Product sales	$2,413
Foreign currency exchange purchased option contracts	749	Other revenue	—	Product sales	(470)
Interest rate swap	374	Other income (expense)	231	Other income (expense)	(13)

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

The effects of instruments that were designated as cash flow hedges and the related changes in accumulated other comprehensive income and the gains and losses recognized in earnings for the year ended December 31, 2017 were as follows:

	Amount of Gain (Loss) in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency exchange forward contracts	$(4,126)	Product sales	$(15)	Other income (expense)	$(1,237)
Foreign currency exchange forward contracts	(1,411)	Other revenue	—	Other income (expense)	(368)
Interest rate swap	74	Other income (expense)	(221)	Other income (expense)	13
We enter into master netting arrangements designed to permit net settlement of derivative transactions among the respective counterparties. If we had settled all transactions with our respective counterparties at December 31, 2018, we would have made a net settlement termination payment of $6.4 million, which differs insignificantly from the recorded fair value of the derivatives. We present our derivative assets and liabilities at their gross fair values.
The notional amounts of outstanding derivative instruments associated with outstanding or unsettled derivative instruments as of December 31, 2018 were as follows:

	2018	2017
Foreign exchange forward contracts in GBP	£42,170	£46,465
Foreign exchange purchased option contracts in GBP	£39,365	£34,050
Foreign exchange forward contracts in EUR	€14,300	€5,350
Foreign exchange purchased option contracts in EUR	$1,675	$—
Interest rate swap	$39,829	$44,756
(9) Fair Value Measurements
The amounts reported in the consolidated balance sheets as cash and cash equivalents, accounts receivable, related-party receivables, prepaid expenses and other current assets, accounts payable, related-party payables, deferred consideration due to related-party and accrued and other current liabilities approximate fair value because of the short-term nature of these instruments.
Derivative instruments and long-term debt and capital lease obligations including the current portion are classified as Level 2 instruments. The fair value of our senior notes (see Note 12, Long-Term Debt and Capital Lease Obligations – Senior Notes) was determined based on observable market prices in a less active market and was categorized as Level 2 in the fair value hierarchy. The fair value of other long-term debt and capital lease obligations classified as Level 2 was determined based on the usage of market prices not quoted on active markets and other observable market data. The fair value of the long-term debt and capital lease obligations are based upon rates currently available for debt and capital lease obligations with similar terms and remaining maturities. The carrying amount of derivative instruments approximates fair value.
The carrying amount and estimated fair value of long-term debt and capital lease obligations as of December 31, 2018 and December 31, 2017 was as follows:

	December 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$352,843	$359,943	$352,224	$374,624
Other long-term debt and capital lease obligations	79,812	79,812	48,793	48,793
Total long-term debt and capital lease obligations	$432,655	$439,755	$401,017	$423,417
(10) Goodwill and Other Intangible Assets
Intangible Assets
Intangible assets consisted of the following at:

	Amortization Period	December 31, 2018			December 31, 2017
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Favorable customer contracts	3 years	$8,700	$(8,700)	$—	$8,700	$(8,591)	$109
Wood pellet contract	6 years	1,750	(1,750)	—	1,750	(1,750)	—
Total intangible assets		$10,450	$(10,450)	$—	$10,450	$(10,341)	$109

Intangible assets included favorable customer contracts acquired in connection with our purchase of Cottondale in January 2015. We also recorded payments made to acquire a six-year wood pellet off-take contract with a European utility in 2010 as an intangible asset. These costs were recoverable through and were closely related to the future revenue streams generated from the associated contract. We amortized the customer contract intangible assets as deliveries were completed during the respective contract terms. During the years ended December 31, 2018, 2017 and 2016, of $0.1 million, $1.3 million and $2.0 million, respectively, of amortization was included in cost of goods sold in the accompanying consolidated statements of income. As of December 31, 2018, our intangible assets were fully amortized.
Goodwill
Goodwill includes $80.7 million associated with the acquisition of Cottondale by the sponsor and its contribution to us in 2015 and $4.9 million from acquisitions in 2010.
(11) Assets Held for Sale and Dissolution
We formerly held a controlling interest in Wiggins. In December 2016, we initiated a plan to sell the Wiggins plant, which triggered an evaluation of a potential asset impairment. We reclassified the Wiggins plant assets to current assets held for sale and ceased depreciation. The carrying amount of the assets held for sale exceeded the estimated fair value which resulted in a $10.0 million non-cash charge to earnings, which is included in impairment of assets held for sale on the consolidated statements of income. In December 2017, we sold the Wiggins plant to a third-party buyer for a purchase price of $0.4 million and recorded a loss on the sale of $0.8 million, net, upon deconsolidation, consisting of a loss on the sale of $3.4 million and a $2.6 million gain upon deconsolidation, which is included in general and administrative expenses on the consolidated statements of income. In December 2017, Wiggins was dissolved.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

(12) Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations at carrying value consisted of the following at December 31:

	2018	2017
Senior Notes, net of unamortized discount, premium and debt issuance of $2.2 million as of December 31, 2018 and $2.8 million as of December 31, 2017	$352,843	$352,224
Senior Secured Credit Facilities, Tranche A-1 Advances, net of unamortized discount and debt issuance costs of $0 as of December 31, 2018 and $1.0 million as of December 31, 2017	—	39,263
Senior Secured Credit Facilities, Tranche A-3 Advances, net of unamortized discount and debt issuance costs of $0 as of December 31, 2018 and $0.1 million as of December 31, 2017	—	4,372
Senior Secured Credit Facilities, revolving credit commitments	73,000	—
Other loans	2,015	2,023
Capital leases	4,797	3,135
Total long-term debt and capital lease obligations	432,655	401,017
Less current portion of long-term debt and capital lease obligations	(2,722)	(6,186)
Long-term debt and capital lease obligations, excluding current installments	$429,933	$394,831
Senior Notes Due 2021
In November 2016, we and Enviva Partners Finance Corp. entered into an indenture, as amended or supplemented (the “Indenture”), pursuant to which we issued $300.0 million in aggregate principal amount of 8.5% senior unsecured notes due November 1, 2021 (the “Senior Notes”) to eligible purchasers in a private placement under Rule 144A and Regulation S of the Securities Act of 1933, as amended (the “Securities Act”). Interest payments are due semi-annually in arrears on May 1 and November 1. In August 2017, holders of 100% of the Senior Notes tendered such notes in exchange for newly issued registered notes with terms substantially identical in all material respects to the Senior Notes (except that the registered notes are not subject to restrictions on transfer). We recorded $6.4 million in issue discounts and costs associated with the issuance of the Senior Notes, which have been recorded as a deduction to long-term debt and capital lease obligations.
We used $139.6 million of the net proceeds from the Senior Notes, together with cash on hand, to pay a portion of the purchase price for the Sampson Drop-Down and $159.8 million to repay borrowings, including accrued interest, under the senior secured credit facilities.
In October 2017, we issued an additional $55.0 million in aggregate principal amount of Senior Notes at 106.25% of par value. The additional Senior Notes have the same terms as the Senior Notes. We received proceeds of approximately $60.0 million, which were used to repay borrowings under our revolving credit commitments under the senior secured credit facilities, which were used to fund the Wilmington Drop-Down, and for general partnership purposes. In December 2017, the holder tendered such notes in exchange for newly issued registered notes with terms substantially identical in all material respects to the Senior Notes (except that the registered notes are not subject to restrictions on transfer). Such additional notes will be treated together with the Senior Notes as a single class for all purposes under the Indenture. We recorded $0.9 million in original issue discounts and costs and $3.4 million in premiums associated with the issuance of the additional Senior Notes, which have been recorded as a net addition to long-term debt and capital lease obligations.
We may redeem all or a portion of the Senior Notes at redemption prices (expressed as percentages of principal amount), plus accrued and unpaid interest, if any, on the Senior Notes redeemed to the applicable redemption date (subject to the right of holders of record on the relevant record date to receive interest due on an interest payment date that is on or prior to the redemption date), if redeemed during the twelve-month period beginning November 1 on the years indicated below:

Year:	Percentages
2019	102.125%
2020	100.000%
2021 and thereafter	100.000%

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

The Senior Notes contain certain non-financial covenants applicable to us including, but not limited to (1) restricted payments, (2) incurrence of indebtedness and issuance of preferred securities, (3) liens, (4) dividend and other payment restrictions affecting subsidiaries, (5) merger, consolidation or sale of assets, (6) transactions with affiliates, (7) designation of restricted and unrestricted subsidiaries, (8) additional subsidiary guarantees, (9) business activities and (10) reporting obligations.
As of December 31, 2018 and 2017, we were in compliance with all covenants and restrictions associated with, and no events of default existed under, the Indenture. Our obligations under the Indenture are guaranteed by certain of our subsidiaries and secured by liens on substantially all of our assets.
Senior Secured Credit Facilities
During 2015, we entered into credit agreements providing for $236.0 million aggregate principal amount of senior secured credit facilities. In addition, in 2015, Enviva FiberCo, LLC (“FiberCo”), a wholly owned subsidiary of our sponsor, purchased $15.0 million aggregate principal amount of borrowings thereunder, net of a 1.0% lender fee. In June 2016, FiberCo assigned all of its rights and obligations in its capacity as a lender to a third party. We recorded $0.4 million as related-party interest expense to this indebtedness during the year ended December 31, 2016.
In October 2016, we entered into an amendment to our credit agreement providing for an increase from $25.0 million to $100.0 million of the revolving credit commitments under the senior secured credit facilities effective upon the acquisition of Sampson.
In December 2016, proceeds from the Senior Notes were used to repay outstanding indebtedness, including accrued interest of $159.9 million under the senior secured credit facilities. For the year ended December 31, 2016, we recorded a $4.4 million loss on early retirement of debt obligation related to the repayments.
The senior secured credit facilities originally matured in April 2020. Borrowings under the senior secured credit facilities bore interest, at our option, at either a base rate plus an applicable margin or at a Eurodollar rate (with a 1.00% floor for term loan borrowings) plus an applicable margin. Principal and interest were payable quarterly. A commitment fee was payable on undrawn revolving credit facility commitments of 0.50% per annum (subject to a stepdown of 0.375% per annum if the Total Leverage Ratio was less than or equal to 2.00:1.00).
Letters of credit issued under the senior secured credit facilities were subject to a fee calculated at the applicable margin for revolving credit facility Eurodollar rate borrowings.     We had a $4.0 million letter of credit outstanding under our senior secured credit facilities as of December 31, 2017. The letter of credit was issued in connection with a contract between us and a third party, in the ordinary course of business. In January 2018, the letter of credit was canceled as it was no longer contractually required.
We amended our credit agreement in September 2018 to increase the maximum allowable ratio of total debt to consolidated EBITDA (the “Total Leverage Ratio”) to 4.75:1.00 as of the end of each quarter prior to maturity. Prior to the amendment, the Total Leverage Ratio was 4.00:1.00 and was scheduled to decrease to 3.75:1.00 beginning with the quarter ending December 31, 2018 through maturity.
In October 2018, we amended our credit agreement to increase the revolving credit commitments under our senior secured credit facilities from $100.0 million to $350.0 million and extend the maturity from April 2020 to October 2023. We used $41.2 million of the new revolving credit commitments to fully repay our outstanding term loan borrowings under the senior secured credit facilities. We recorded a $0.8 million loss on early retirement of debt obligation related to such repayment for the year ended December 31, 2018.
The credit agreement matures on the earlier to occur of (1) October 18, 2023 or (2) such date where the sum of our cash and cash equivalents and borrowing capacity under the revolving credit commitments under the senior secured credit facilities is less than the sum of the amount of the Senior Notes then outstanding and $50.0 million during the 91-day period prior to and including November 1, 2021 (the maturity date of the Senior Notes), the first day of that period on which such liquidity deficiency occurs. Borrowings under the revolving credit commitments bear interest, at our option, at either a Eurodollar rate or at a base rate, in each case, plus an applicable margin. The applicable margin will fluctuate between 1.75% per annum and 3.00% per annum, in the case of Eurodollar rate borrowings, or between 0.75% per annum and 2.00% per annum, in the case of

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

base rate loans, in each case, based upon our Total Leverage Ratio at such time, with 25 basis point increases or decreases for each 0.50 increase or decrease in the Total Leverage Ratio from 2.75:1:00 to 4.75:1:00.
We are required to pay a commitment fee on the daily unused amount under the revolving credit commitments at a rate between 0.25% and 0.50% per annum. Amounts paid were not material.
As of December 31, 2018, we had $73.0 million in revolving borrowings under our senior secured credit facilities. We did not have any revolving borrowings thereunder as of December 31, 2017.
The credit agreement contains certain covenants, restrictions and events of default including, but not limited to, a change of control restriction and limitations on our ability to (1) incur indebtedness, (2) pay dividends or make other distributions, (3) prepay, redeem or repurchase certain debt, (4) make loans and investments, (5) sell assets, (6) incur liens, (7) enter into transactions with affiliates, (8) consolidate or merge, and (9) assign certain material contracts to third parties or unrestricted subsidiaries. Moreover, the credit agreement requires us to maintain (i) a maximum Total Leverage Ratio at or below 4.75 to 1.00 (or 5.00 to 1.00 during a Material Transaction Period, as defined in the credit agreement) and (2) a minimum Interest Coverage Ratio, (each as defined in the credit agreement), of not less than 2.25 to 1.00.
As of December 31, 2018 and 2017, we were in compliance with all covenants and restrictions associated with, and no events of defaults existed under, our credit agreement. Our obligations under the senior secured credit facilities are guaranteed by certain of our subsidiaries and secured by liens on substantially all of our assets.
Related-Party Notes Payable
In January 2016, a non-controlling interest holder in Wiggins became the holder of a $3.3 million construction loan and working capital line. Related-party interest expense associated with the related-party notes payable was insignificant during the year ended December 31, 2016. The outstanding principal of the construction loan and working capital line of $3.1 million and an insignificant amount of accrued interest were repaid in full by Wiggins at maturity in October 2016.
Debt Issuance Costs and Original Issue Discounts and Premium
Unamortized debt issuance costs, original issue discounts and premium included in long-term debt at December 31, 2018 and 2017, were $2.2 million and $3.9 million, respectively. Unamortized debt issuance costs associated with revolving credit facilities included in long-term assets was $2.5 million at December 31, 2018. There were no unamortized debt issuance costs associated with revolving credit facilities included in long-term assets at December 31, 2017. Amortization expense included in interest expense for the years ended December 31, 2018, 2017 and 2016 was $1.1 million, $1.4 million and $1.9 million, respectively.
Debt Maturities
The aggregate maturities of long-term debt and capital lease obligations, net of unamortized discount and debt issuance costs, are as follows:

Year Ended December 31,
2019	$2,098
2020	2,766
2021	354,788
2022	3
2023	73,000
Total long-term debt and capital lease obligations	$432,655
Depreciation expense relating to assets held under capital lease obligations was $1.8 million, $0.7 million and $0.2 million for each of the years ended December 31, 2018, 2017 and 2016, respectively.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

(13) Related-Party Transactions
Related-party amounts included on the consolidated statements of income were the following for each of the years ended December 31:

	2018	2017	2016
Other revenue	$3,545	$5,912	$—
Cost of goods sold	84,148	69,445	41,467
General and administrative expenses	17,096	15,132	17,236
Management Services Agreement
We are party to a Management Services Agreement (the “MSA”) with Enviva Management (the “Provider”), which expires in April 2020. Under the MSA, the Provider provides us with operations, general administrative, management and other services (the “Services”). Under the MSA, we are required to reimburse the Provider the amount of all direct or indirect internal or third-party expenses incurred by the Provider in connection with the provision of the Services, including, without limitation: (1) the portion of the salary and benefits of the employees engaged in providing the Services reasonably allocable to us; (2) the charges and expenses of any third party retained to provide any portion of the Services; (3) office rent and expenses and other overhead costs incurred in connection with, or reasonably allocable to, providing the Services; (4) amounts related to the payment of taxes related to the business of the Service Recipients; and (5) costs and expenses incurred in connection with the formation, capitalization, business or other activities of the Provider pursuant to the MSA. We believe the Provider’s assumptions and allocations have been made on a reasonable basis and are the best estimate of the costs that we would have incurred on a stand-alone basis.
Direct or indirect internal or third-party expenses incurred are either directly identifiable or allocated to us by the Provider. The Provider estimates the percentage of salary, benefits, third-party costs, office rent and expenses and any other overhead costs incurred by the Provider associated with the Services to be provided to us. Each month, the Provider allocates the actual costs incurred using these estimates. The Provider also charges us for any directly identifiable costs such as goods or services provided at the Partnership’s request.
During the year ended December 31, 2018, $52.3 million, related to the MSA was included in cost of goods sold and $17.1 million was included in general and administrative expenses on the consolidated statements of income. At December 31, 2018, $1.2 million incurred under the MSA is included in finished goods inventory.
During the year ended December 31, 2017, $49.9 million, related to the MSA is included in cost of goods sold and $15.1 million was included in general and administrative expenses on the consolidated statements of income. At December 31, 2017, $0.5 million incurred under the MSA is included in finished goods inventory.
During the year ended December 31, 2016, $37.9 million, related to the MSA was included in cost of goods sold and $17.2 million was included in general and administrative expenses on the consolidated statements of income.
As of December 31, 2018 and 2017, we had $19.0 million and $19.6 million, respectively, included in related-party payables related to the MSA.
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
Wilmington Drop-Down

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

In October 2017, we purchased all of the issued and outstanding limited liability company interests in Wilmington for total consideration of $130.0 million (the “Wilmington Drop-Down”) (see Note 1, Description of Business and Basis of Presentation). The purchase price for the Wilmington Drop-Down included $74.0 million of deferred consideration and is included as deferred consideration for Wilmington Drop-Down due to related-party on the consolidated balance sheet as of December 31, 2018.
Pursuant to the Wilmington Drop-Down agreement, Wilmington will enter into a long-term terminal services agreement (the “Wilmington Hamlet TSA”) with the First Hancock JV and Enviva Pellets Hamlet, LLC (“Hamlet”) to receive, store and load wood pellets from the First Hancock JV’s production plant in Hamlet, North Carolina (the “Hamlet plant”) when the First Hancock JV completes construction of the Hamlet plant. The Wilmington Hamlet TSA provides for deficiency payments to Wilmington if minimum throughput requirements are not met. Following notice of the anticipated first delivery of wood pellets to the Wilmington terminal from the Hamlet plant, we will enter into the Wilmington Hamlet TSA and make the deferred consideration payment of $74.0 million in cash and/or common units to the First Hancock JV, subject to certain conditions. At December 31, 2018, the $74.0 million was included in related-party payables and at December 31, 2017, was included in related-party long-term payable, on the consolidated balance sheets.
Related-Party Indemnification
In connection with the Sampson Drop-Down and the Wilmington Drop-Down, the First Hancock JV agreed to indemnify us, our affiliates, and our respective officers, directors, managers, counsel, agents and representatives from all costs and losses arising from certain vendor liabilities and claims related to the construction of the Sampson plant and the Wilmington terminal that were included in the net assets we acquired.
We recorded a related-party receivable from the First Hancock JV of $6.4 million for reimbursement of indemnifiable amounts related to the Sampson Drop-Down. At December 31, 2018 and December 31, 2017, the related-party receivable associated with such amounts was $0.3 million and $3.0 million, respectively.
We recorded a related-party receivable from the First Hancock JV of $1.8 million for reimbursement of indemnifiable amounts related to the Wilmington Drop-Down. At December 31, 2018, the related-party receivable associated with such amounts was insignificant. As of December 31, 2017, the related-party receivable associated with such amounts was $1.3 million.
Sampson Construction Payments
Pursuant to payment agreements between us and the First Hancock JV, the First Hancock JV agreed to pay an aggregate amount of $2.9 million to us in consideration for costs incurred by us to repair or replace certain equipment at the Sampson plant following the consummation of the Sampson Drop-Down. As of December 31, 2018, $2.9 million has been received and no further amounts are outstanding.
Greenwood Contract
In February 2018, we entered into a contract with Greenwood to purchase wood pellets produced by the Greenwood plant through March 2022 and have a take-or-pay obligation with respect to 550,000 MTPY of wood pellets (prorated for partial contract years) beginning in mid-2019 (the “Greenwood contract”) and subject to Greenwood’s option to increase or decrease the volume by 10% each contract year.
During the year ended December 31, 2018, we purchased $26.7 million, net of $0.7 million cost to cover deficiency fees, of wood pellets from Greenwood, of which $26.2 million is included in cost of goods sold and $0.5 million is included in finished goods inventory. As of December 31, 2018, $7.9 million is included in related-party payables related to our wood pellet purchases from Greenwood. We did not purchase wood pellets from Greenwood during the years ended December 31, 2017 and 2016.
Holdings TSA
Pursuant to the Holdings TSA, the sponsor agreed to deliver a minimum of 125,000 MT of wood pellets per quarter for receipt, storage, handling and loading services by the Wilmington terminal and pay a fixed fee on a per-ton basis for such

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

terminal services. The Holdings TSA remains in effect until September 1, 2026. During the years ended December 31, 2018 and 2017, we recorded $0.8 million and $2.8 million, respectively, as terminal services revenue from the sponsor, which is included in other revenue. The Partnership had no terminal services revenue under the Holdings TSA during the year ended 2016.
In February 2018, the sponsor amended and assigned the Holdings TSA to Greenwood. Deficiency payments are due to Wilmington if quarterly minimum throughput requirements are not met. During the year ended December 31, 2018, we recorded $2.2 million of deficiency fees from Greenwood, which is included in other revenue. We did not have any deficiency fees from Greenwood for the years ended December 31, 2017 and 2016.
In September 2018, Hurricane Florence impacted the rail line on which wood pellets are typically transported from the Greenwood plant to the Wilmington terminal. As a result, Greenwood was unable to satisfy certain commitments under the Holdings TSA and the Greenwood contract and agreed to pay $1.8 million to us as deficiency fees in consideration of these commitments. Consideration of $0.5 million related to the Holdings TSA was included in other revenue and $1.3 million related to the Greenwood contract was included as a reduction of cost of goods sold during the year ended December 31, 2018.
Enviva FiberCo, LLC
We purchase raw materials from Enviva FiberCo, LLC, a wholly owned subsidiary of our sponsor. Such raw material purchases during the years ended December 31, 2018, 2017 and 2016 were $7.1 million, $8.5 million and $3.7 million respectively.
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
Biomass Option Agreement – Enviva Holdings, LP
In February 2017, Enviva, LP entered into an agreement and a confirmation thereunder with the sponsor (together, as amended, the “Option Contract”), pursuant to which Enviva, LP had the option to purchase certain volumes of wood pellets from the sponsor and the sponsor had a corresponding right to re-purchase volumes purchased by Enviva, LP.
During the years ended December 31, 2018 and 2017, Enviva, LP purchased $1.7 million and $11.1 million, respectively, of wood pellets from the sponsor. We did not purchase wood pellets from the sponsor during the year ended December 31, 2016. The Option Contract terminated in accordance with its terms in March 2018.
EVA-MGT Contracts
In January 2016, we entered into a contract (the “EVA‑MGT Contract”) with the First Hancock JV to supply 375,000 MTPY of wood pellets to MGT Teesside Limited’s Tees Renewable Energy Plant (the “Tees REP”), which is under development. As amended, the EVA‑MGT Contract commences in 2019, ramps to full supply in 2021 and continues through 2034. The EVA-MGT Contract is denominated in U.S. Dollars for commissioning volumes in 2019 and in GBP thereafter.
We entered into a second supply agreement with the First Hancock JV in connection with the Sampson Drop‑Down to supply an additional 95,000 MTPY of the contracted volume to the Tees REP. The contract, which is denominated in GBP, commences in 2020 and continues through 2034.
Long-Term Incentive Plan Vesting
During the year ended December 31, 2018, we paid $6.9 million to the General Partner for the purchase of common units from the sponsor, and the satisfaction of related tax withholding obligations of the Provider for which we are responsible under the MSA, in connection with the vesting and settlement of performance-based phantom unit awards granted under the LTIP.
(14) Income Taxes
The Partnership and its operating subsidiaries are organized as limited partnerships and entities that are disregarded entities for federal and state income tax purposes. As a result, we are not subject to U.S. federal and most state income taxes. The partners and unitholders of the Partnership are liable for these income taxes on their share of our taxable income. Some states impose franchise and capital taxes on the Partnership. Such taxes are not material to the consolidated financial statements and have been included in other income (expense) as incurred.
For calendar year 2018, the only periods subject to examination for federal and state income tax returns are 2016 through 2018. We believe our income tax filing positions, including our status as a pass-through entity, would be sustained on audit and we do not anticipate any adjustments that would result in a material change to our consolidated balance sheet. Therefore, no reserves for uncertain tax positions, nor interest and penalties, have been recorded. For the years ended December 31, 2018 and 2017, no provision for federal or state income taxes has been recorded in the consolidated financial statements.
Our consolidated financial statements include Enviva Finance Corp., which is a wholly owned C-corporation that was formed for the purpose of being the co-issuer of our Senior Notes. There were no activities generated by Enviva Finance Corp. during 2018 and 2017, as a result, no provision for federal or state income taxes has been recorded in the consolidated financial statements.
(15) Partners’ Capital
Common and Subordinated Units - Sponsor
In January 2018, the sponsor sold to the General Partner 81,708 common units, which were used to satisfy our obligation to settle vested performance-based phantom unit awards granted under the LTIP. On May 9, 2018, the sponsor sold to third parties all of the 1,265,453 common units held by the sponsor on such date. All of our subordinated units, which were previously held by the sponsor, converted into common units on a one-for-one basis at the end of the subordination period on May 30, 2018. As of December 31, 2018, 11,905,138 common units were held by the sponsor.
Allocations of Net Income (Loss)
Net income (loss) is allocated among the partners of the Partnership in accordance with their respective ownership interest percentages after giving effect, where applicable, to priority income allocations in an amount equal to incentive cash distributions, 100% of which are paid to the General Partner.
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
During the year ended December 31, 2018, we sold 8,408 common units under the ATM Program for net proceeds of $0.2 million, net of an insignificant amount of commissions. During the year ended December 31, 2017, we sold 71,368 common units under the ATM Program for net proceeds of $1.9 million, net of $0.1 million of commissions. Accounting and other fees of approximately $0.2 million were offset against the proceeds during the year ended December 31, 2017. We had no accounting and other fees associated with the ATM Program during the year ended December 31, 2018. Net proceeds from sales under the ATM Program were used for general partnership purposes.
Sampson Drop-Down
As partial consideration for the Sampson Drop-Down, we issued 1,098,415 unregistered common units at a price of $27.31 per unit, or $30.0 million of common units, to John Hancock and certain of its affiliates.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

Cash Distributions to Unitholders
The partnership agreement sets forth the calculation to be used to determine the amount of cash distributions that our unitholders and the sponsor will receive.
Distributions that have been paid or declared related to the reporting period are considered in the determination of earnings per unit. The following table details the cash distribution paid or declared (in millions, except per unit amounts):

Quarter Ended	Declaration Date	Record Date	Payment Date	Distribution Per Unit	Total Cash Distribution	Total Payment to General Partner for Incentive Distribution Rights
March 31, 2017	May 3, 2017	May 18, 2017	May 30, 2017	$0.5550	$14.6	$0.5
June 30, 2017	August 2, 2017	August 15, 2017	August 29, 2017	$0.5700	$15.0	$0.7
September 30, 2017	November 2, 2017	November 15, 2017	November 29, 2017	$0.6150	$16.2	$1.1
December 31, 2017	January 31, 2018	February 15, 2018	February 28, 2018	$0.6200	$16.3	$1.1
March 31, 2018	May 3, 2018	May 15, 2018	May 29, 2018	$0.6250	$16.5	$1.3
June 30, 2018	August 1, 2018	August 15, 2018	August 29, 2018	$0.6300	$16.7	$1.4
September 30, 2018	October 31, 2018	November 15, 2018	November 29, 2018	$0.6350	$16.8	$1.5
December 31, 2018	January 29, 2019	February 15, 2019	February 28, 2019	$0.6400	$17.0	$1.7
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
We determine the amount of cash available for distribution for each quarter in accordance with our partnership agreement. The amount to be distributed to unitholders and IDR holders is based on the distribution waterfall set forth in our partnership agreement. Net earnings for the quarter are allocated to each class of partnership interest based on the distributions to be made. On May 30, 2018, the subordination period ended in accordance with our partnership agreement and the subordinated units outstanding were converted into common units on a one-for-one basis (see Note 17, Net Income (Loss) per Limited Partner Unit).
Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, and gains and losses that pursuant to GAAP are included in comprehensive income (loss) but excluded from net income (loss).

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

The following table presents the changes in accumulated other comprehensive income:

Unrealized Losses on Derivative Instruments
Balance at December 31, 2016	$595
Net unrealized losses	(5,463)
Reclassification of net losses realized into net income	1,828
Accumulated other comprehensive income at December 31, 2017	(3,040)
Net unrealized losses	5,655
Reclassification of net gains on cash flow hedges realized into net income	(2,178)
Currency translation adjustment	2
Accumulated other comprehensive loss at December 31, 2018	$439

Noncontrolling Interests—Enviva Pellets Wiggins, LLC
Prior to December 2017, we held a 67% controlling interest in Wiggins. In December 2017, we sold the Wiggins plant to a third-party buyer for a purchase price of $0.4 million and recorded a loss on the sale of $0.8 million, net, which is included in general and administrative expenses. In December 2017, Wiggins was dissolved. Upon dissolution, no amounts were distributed to the non-controlling interest holders and all intercompany balances were forgiven (see Note 11, Assets Held for Sale).
Noncontrolling Interests—First Hancock JV
Sampson and Wilmington were wholly owned subsidiaries of the First Hancock JV prior to the consummation of the Sampson Drop-Down and the Wilmington Drop-Down. Our consolidated financial statements have been recast to include the financial results of Sampson and Wilmington as if the consummation of the Sampson Drop-Down and Wilmington Drop-Down had occurred on May 15, 2013, the date Sampson and Wilmington were originally organized. The interests of the First Hancock JV’s third-party investors in Sampson and Wilmington for periods prior to the related drop-down transactions have been reflected as a non-controlling interest in our financial statements. Our consolidated statements of income for the years ended December 31, 2018 and 2017 had no non-controlling interests in Sampson, and for the year ended December 31, 2016 included net losses of $3.3 million attributable to the non-controlling interests in Sampson.
Our consolidated statements of income for the years ended December 31, 2017, and 2016 included net losses of $3.1 million and $2.2 million, respectively, attributable to the non-controlling interests in Wilmington. We had no non-controlling interests in Wilmington for the year ended December 31, 2018.
(16) Equity-Based Awards
Long-Term Incentive Plan
The General Partner maintains the LTIP, which provides for the grant, from time to time, at the discretion of the board of directors of the General Partner or a committee thereof, of unit options, unit appreciation rights, restricted units, phantom units, DERs unit awards, and other awards. The LTIP limits the number of common units that may be delivered pursuant to awards under the plan to 2,738,182 common units. If equity awards granted under the LTIP are forfeited, canceled, exercised, paid, or otherwise terminate or expire without the actual delivery of the underlying common units, the corresponding number of such common units will remain available for delivery pursuant to other awards under the LTIP. The common units issuable pursuant to the LTIP will consist, in whole or in part, of common units acquired in the open market or from any affiliate or any other person, newly issued common units or any combination of the foregoing as determined by the board of directors of the General Partner or a committee thereof.
During 2018, 2017 and 2016, the board of directors of the General Partner granted phantom units in tandem with corresponding DERs to employees of the Provider who provide services to us (the “Affiliate Grants”), and phantom units in tandem with corresponding DERs to certain non-employee directors of the General Partner (the “Director Grants”). The phantom units and corresponding DERs are subject to certain vesting and forfeiture provisions. Award recipients do not have all the rights of a unitholder with respect to the phantom units until the phantom units have vested and been settled. Awards of the

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

phantom units are settled in common units within 60 days after the applicable vesting date. If a phantom unit award recipient experiences a termination of service under certain circumstances set forth in the applicable award agreement, the unvested phantom units and corresponding DERs are forfeited. Forfeitures are recognized when the actual forfeiture occurs.
Affiliate Grants
A summary of the Affiliate Grants for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Time-Based Phantom Units		Performance-Based Phantom Units		Total Affiliate Grant Phantom Units
	Units	Weighted- Average Grant Date Fair Value (per unit)(1)	Units	Weighted- Average Grant Date Fair Value (per unit)(1)	Units	Weighted- Average Grant Date Fair Value (per unit)(1)
Nonvested December 31, 2016	346,153	$19.32	235,355	$19.46	581,508	$19.37
Granted	301,400	$25.67	111,104	$25.51	412,504	$25.63
Forfeitures	(51,687)	$21.77	(95,545)	$18.36	(147,232)	$18.36
Vested	—	$—	(139,810)	$20.20	(139,810)	$20.20
Nonvested December 31, 2017	595,866	$22.32	111,104	$25.52	706,970	$22.82
Granted	398,729	$29.15	171,104	$28.92	569,833	$29.08
Adjusted	—	$—	19,832	$18.19	19,832	$18.19
Forfeitures	(89,119)	$25.59	(17,469)	$25.76	(106,588)	$25.62
Vested	(181,536)	$21.42	(45,059)	$23.80	(226,595)	$21.89
Nonvested December 31, 2018	723,940	$25.91	239,512	$27.65	963,452	$26.34
____________________________________________

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
Time-based Affiliate Grants vest on the third anniversary of the grant date and performance-based Affiliate Grants vest in three years upon achievement of specific performance milestones. We account for the delivery of common units upon the settlement of vested Affiliate Grants as if such common units were distributed by us. The fair value of the Affiliate Grants granted during 2018 was $16.6 million based on the market price per unit on the applicable date of grant. The grant date fair value of performance-based Affiliate Grants is reported based on the probable outcome of the performance conditions on the grant date. The fair value of the Affiliate Grants is remeasured by the Provider at each reporting period until the award is settled, as these are liability classified from the perspective of the Provider. Compensation cost recorded each period will vary based on the change in the fair value of the awards. For awards with performance goals, the expense is accrued only if the performance goals are considered to be probable of occurring. The Provider recognizes unit-based compensation expense for the units awarded and a portion of that expense is allocated to us under the MSA in the same manner as other corporate expenses. Our portion of the unit-based compensation expense is included in general and administrative expenses. We recognized $4.7 million, $3.4 million and $3.1 million of general and administrative expense associated with the Affiliate Grants during the years ended December 31, 2018, 2017 and 2016, respectively. During the fourth quarter of 2017, $1.6 million of unit-based compensation was reversed as performance goals were not met.
We paid $2.9 million to the Provider to satisfy the withholding tax requirements associated with 181,536 time-based phantom unit awards and 45,059 performance-based phantom unit awards that vested under the LTIP during the year ended December 31, 2018. In December 2017, 139,810 performance-based phantom unit awards vested and, in connection with the settlement of such awards in January 2018, we paid $2.3 million to the General Partner, which then acquired 81,708 common units at a market price of $28.65 per unit from a wholly owned subsidiary of the sponsor for delivery to the recipients under the LTIP. We also paid $1.7 million to the Provider to satisfy the withholding tax requirements associated with such units under the MSA. The Provider recognized an additional $0.1 million in expense for the change in fair value of these awards between the vesting and settlement date, which was allocated to us in the same manner as other corporate expenses.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

Director Grants
A summary of the Director Grant unit awards subject to vesting for the years ended December 31, 2018, 2017 and 2016, is as follows:

	Time-Based Phantom Units		Performance-Based Phantom Units		Total Director Grant Phantom Units
	Units	Weighted- Average Grant Date Fair Value (per unit)(1)	Units	Weighted- Average Grant Date Fair Value (per unit)(1)	Units	Weighted- Average Grant Date Fair Value (per unit)(1)
Nonvested December 31, 2016	17,724	$22.57	—	$—	17,724	$22.57
Granted	15,840	$25.25	—	$—	15,840	$25.25
Forfeitures	—	$—	—	$—	—	$—
Vested	(17,724)	$22.57	—	$—	(17,724)	$22.57
Nonvested December 31, 2017	15,840	$25.25	—	$—	15,840	$25.25
Granted	13,964	$28.65	—	$—	13,964	$28.65
Forfeitures	—	$—	—	$—	—	$—
Vested	(15,840)	$25.25	—	$—	(15,840)	$25.25
Nonvested December 31, 2018	13,964	$28.65	—	$—	13,964	$28.65
____________________________________________

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
In February 2018, Director Grants valued at $0.4 million were granted and vest on the first anniversary of the grant date in February 2019. In February 2019, the Director Grants that were nonvested at December 31, 2018 vested and common units were issued in respect thereof. In addition, 420 common units were granted and issued to non-employee directors of the General Partner as compensation for services performed on the General Partner’s board of directors during the year ended December 31, 2018. For the years ended December 31, 2018 and 2017 we recorded $0.4 million and $0.5 million, respectively, of compensation expense with respect to the Director Grants. For the year ended December 31, 2016, an insignificant amount of compensation expense with respect to the Director Grants was recorded.
DERs associated with the Affiliate Grants and the Director Grants subject to time-based vesting entitle the recipients to receive payments in respect thereof in a per-unit amount that is equal to any distributions made by us to the holders of common units within 60 days following the record date for such distributions. The DERs associated with the Affiliate Grants subject to performance-based vesting will remain outstanding and unpaid from the grant date until the earlier of the settlement or forfeiture of the related performance-based phantom units.
Unpaid DER amounts related to the performance-based Affiliate Grants at December 31, 2018 were $0.7 million. Unpaid DER amounts of $0.4 million are included in accrued liabilities and $0.3 million are included in other long-term liabilities on the consolidated balance sheets. Unpaid DER amounts related to the performance-based Affiliate Grants at December 31, 2017 were $0.9 million, of which $0.7 million are included in accrued liabilities and $0.2 million are included in other long-term liabilities on the consolidated balance sheets. DER distributions related to time- and performance-based Affiliate Grants were $1.8 million and $1.0 million for the years ended December 31, 2018 and 2017, respectively, and were insignificant for the year ended December 31, 2016. At December 31, 2018 and 2017, $0.9 million and $0, respectively, of DER distributions are included in related-party accrued liabilities.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

(17) Net Income (Loss) per Limited Partner Unit
Net income (loss) per unit applicable to limited partners is computed by dividing limited partners’ interest in net income (loss), after deducting any incentive distributions, by the weighted-average number of outstanding units. Our net income (loss) is allocated to the limited partners in accordance with their respective ownership percentages, after giving effect to priority income allocations for incentive distributions, if any, to the holder of the IDRs, which are declared and paid following the close of each quarter. Earnings in excess of distributions are allocated to the limited partners based on their respective ownership interests. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income (loss) allocations used in the calculation of earnings per unit.
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
In addition to the common units, we have also identified the IDRs and phantom units as participating securities and uses the two-class method when calculating the net income (loss) per unit applicable to limited partners, which is based on the weighted-average number of common units and subordinated units outstanding during the period. Diluted net income per unit includes the effects of potentially dilutive time-based and performance-based phantom units on our common units. Basic and diluted earnings per unit that previously was applicable to subordinated limited partners was the same because there were no potentially dilutive subordinated units outstanding.
The computation of net income (loss) per limited partner unit is a follows for the years ended December 31:

	2018	2017	2016
Net income	$6,952	$14,373	$13,463
Less net loss attributable to noncontrolling partners’ interests	—	3,140	5,804
Net income attributable to Enviva Partners, LP	$6,952	$17,513	$19,267
Less: Pre-acquisition income from inception to December 13, 2016 from operations of Enviva Pellets Sampson, LLC Drop-Down allocated to General Partner	—	—	(3,231)
Less: Pre-acquisition income from inception to October 1, 2017 from operations of Enviva Port of Wilmington, LLC Drop-Down allocated to General Partner	—	(3,049)	(2,110)
Enviva Partners, LP limited partners’ interest in net income	$6,952	$20,562	$24,608
Less: Distributions declared on:
Common units	$54,604	$34,033	$26,933
Subordinated units through end of subordination period	12,407	28,096	24,167
IDRs	5,867	3,398	1,077
Total distributions declared	72,878	65,527	52,177
Earnings less than distributions	$(65,926)	$(44,965)	$(27,569)

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

Basic and diluted net income per limited partner unit is follows:

	Year Ended December 31, 2018
	Common Units	Subordinated Units	General Partner
Weighted-average common units outstanding—basic	21,533	4,893	—
Effect of nonvested phantom units	1,020	—	—
Weighted-average common units outstanding—diluted	22,553	4,893	—

	Year Ended December 31, 2018
	Common Units	Subordinated Units	General Partner	Total
Distributions declared	$54,604	$12,407	$5,867	$72,878
Earnings less than distributions	(53,720)	(12,206)	—	(65,926)
Net income attributable to partners	$884	$201	$5,867	$6,952
Weighted-average units outstanding—basic	21,533	4,893
Weighted-average units outstanding—diluted	22,553	4,893
Net income per limited partner unit—basic	$0.04	$0.04
Net income per limited partner unit—diluted	$0.04	$0.04

	Year Ended December 31, 2017
	Common Units	Subordinated Units	General Partner
Weighted-average common units outstanding—basic	14,403	11,905	—
Effect of nonvested phantom units	948	—	—
Weighted-average common units outstanding—diluted	15,351	11,905	—

	Year Ended December 31, 2017
	Common Units	Subordinated Units	General Partner	Total
Distributions declared	$34,033	$28,096	$3,398	$65,527
Earnings less than distributions	(24,631)	(20,334)	—	(44,965)
Net income attributable to partners	$9,402	$7,762	$3,398	$20,562
Weighted-average units outstanding—basic	14,403	11,905
Weighted-average units outstanding—diluted	15,351	11,905
Net income per limited partner unit—basic	$0.65	$0.65
Net income per limited partner unit—diluted	$0.61	$0.65

	Year Ended December 31, 2016
	Common Units	Subordinated Units	General Partner
Weighted-average common units outstanding—basic	13,002	11,905	—
Effect of nonvested phantom units	557	—	—
Weighted-average common units outstanding—diluted	13,559	11,905	—

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

	Year Ended December 31, 2016
	Common Units	Subordinated Units	General Partner	Total
Distributions declared	$26,933	$24,167	$1,077	$52,177
Earnings less than distributions	(14,531)	(13,038)	—	(27,569)
Net income attributable to partners	$12,402	$11,129	$1,077	$24,608
Weighted-average units outstanding—basic	13,002	11,905
Weighted-average units outstanding—diluted	13,559	11,905
Net income per limited partner unit—basic	$0.95	$0.93
Net income per limited partner unit—diluted	$0.91	$0.93

(18) Commitments and Contingencies
Shipping Event
During the fourth quarter of 2016, we re-purchased a shipment of wood pellets from one customer and subsequently sold it to another customer in a purchase and sale transaction. Smoldering was observed onboard the vessel carrying the shipment, which resulted in damage to a portion of the shipment and one of the vessel’s five cargo holds (the “Shipping Event”). The disponent owner of the vessel (the “Shipowner”) had directly or indirectly chartered the vessel from certain other parties (collectively, the “Head Owners”) and in turn contracted with Cottondale as the charterer of the vessel. Following the mutual appointment of arbitrators in connection with the Shipping Event, in June, 2017, the Shipowner submitted claims against Cottondale (the “Claims”) alleging damages of approximately $11.5 million (calculated using exchange rates as of December 31, 2018), together with other unquantified losses and damages. The Claims provide that the Shipowner would seek indemnification and other damages from Cottondale to the extent that the Shipowner is unsuccessful in its defense of claims raised by the Head Owners against it for damages arising in connection with the Shipping Event. In February 2019, the parties to the arbitration settled the Claims at no incremental cost to us.
As of December 31, 2018, $1.0 million is recorded in insurance receivables related to recovery of legal costs incurred.
Operating Leases
The MSA fee charged by Enviva Holdings, LP to us includes rent related amounts for non-cancelable operating leases for office space in Maryland and North Carolina held by Enviva Holdings, LP. Other rent expense for non-cancelable operating leases was approximately $4.4 million for the year ended December 31, 2018 and insignificant for the years ended December 31, 2017 and 2016.
In February, 2015, Wilmington entered into a Deed of Lease Agreement (the “Lease”) with North Carolina State Ports Authority (“NCSPA”) to lease certain real property at NCSPA’s Wilmington, North Carolina marine terminal for the Wilmington terminal. The Lease has a twenty-one year term, with two five-year renewal options, with annual base rent of $0.2 million that is payable monthly or annually, subject to an annual increase in the producer’s price index for industrial commodities less fuel. No payments are due until September 2021. The total estimated base rent payments over the life of the lease are estimated at $4.7 million. In May 2016, the Lease was amended to include a minimum annual throughput ton fee, subject to an annual increase in producer’s price index up to 1%. The total estimated minimum annual throughput ton fee is $1.9 million for 1.0 million tons annually, where the ultimate fee would increase for throughput above 1.0 million tons annually. Total estimated payments over the life of the agreement are estimated at $71.7 million. During the year ended December 31, 2018, rent expense related to the NCSPA lease was $2.3 million.
Future minimum lease payments, excluding those charged under the MSA, for non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2018 are as follows:

2019	$3,491
2020	3,088
2021	2,793
2022	2,578
2023	2,563
Thereafter	59,320
Total future minimum lease payments	$73,833
Commitments
We have entered into throughput agreements expiring between 2022 through 2023 to receive terminal and stevedoring services at certain of our terminals. The agreements specify a minimum cargo throughput requirement at a fixed price per ton or a fixed fee, subject to an adjustment based on the consumer price index or the producer prices index, for a defined period of time, ranging from monthly to annually. At December 31, 2018, we had approximately $16.3 million related to firm

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

commitments under such terminal and stevedoring services agreements. For the years ended December 31, 2018, 2017 and 2016, terminal and stevedoring services expenses were $9.8 million, $10.6 million, and $10.3 million, respectively.
We have entered into long-term arrangements to secure transportation from our plants to our export terminals. Under certain of these agreements, which expire between 2020 through 2023, we committed to various annual minimum volumes under multi-year fixed-cost contracts with third-party logistics providers for trucking and rail transportation, subject to increases in the consumer price index and certain fuel price adjustments. For the years ended December 31, 2018, 2017 and 2016, transportation expenses were $29.8 million, $23.8 million and $21.7 million, respectively.
We have entered into long-term supply arrangements, expiring between 2020 through 2024, to secure the supply of wood pellets from third-party vendors and related parties. The minimum annual purchase volumes are at a fixed price per MT adjusted for volume, pellet quality and certain shipping-related charges. The supply agreements for the purchase of 1,620,000 MT of wood pellets from British Columbia are fully offset by an agreement to sell 1,620,000 MT of wood pellets to the same counterparty from our terminal locations. Under long-term supply arrangements, we purchased approximately $29.5 million and $3.5 million amounts for the years ended December 31, 2018 and December 31, 2017, respectively. No amounts were incurred related to these agreements for the year ended December 31, 2016.
Fixed and determinable portions of the minimum aggregate future payments under these firm terminal and stevedoring services, transportation, and supply agreements for the next five years are as follows:

2019	$94,578
2020	173,993
2021	189,073
2022	48,809
2023	29,811
Thereafter	23,138
Total	$559,402
In order to mitigate volatility in our shipping costs, we have entered into fixed-price shipping contracts with reputable shippers matching the terms and volumes of certain of our off-take contracts for which we are responsible for arranging shipping. Contracts with shippers, expiring between 2019 through 2034, include provisions as to the minimum amount of MTPY to be shipped and may also stipulate the number of shipments. Pursuant to these contracts, the terms of which extend up to fifteen years, charges are based on a fixed-price per MT and, in some cases, there are adjustment provisions for increases in the price of fuel or for other distribution-related costs. The charge per MT varies depending on the loading and discharge port. For the years ended December 31, 2018, 2017 and 2016, shipping expenses were approximately $64.1 million, $52.2 million, and $41.5 million, respectively, and were included in cost of sales.
(19) Subsequent Events
Long-Term Incentive Plan
In January 2019, the Board granted 13,264 Director Grants and 542,940 Affiliate Grants. The Director Grants vest on the first anniversary of the grant date. Of the total Affiliate Grants, 335,433 time-based phantom units vest on the third anniversary of the grant date and 207,507 performance-based phantom units vest based on the satisfaction of time-based vesting conditions and the achievement performance metrics related to gross distributable cash flow over a three-year performance period. The fair value of the Director Grants and Affiliate Grants was $16.8 million based on the market price per unit on the date of the grant.
(20) Quarterly Financial Data (Unaudited)
The following table presents our unaudited quarterly financial data. The quarterly results of operations for these periods are not necessarily indicative of future results of operations. Certain amounts related to the change in the fair value of derivatives have been reclassified to product sales from other income for the first and second quarters of 2018 to conform to current period presentation. Basic and diluted earnings per unit are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per unit information may not equal annual basic and diluted earnings per unit.

For the Year Ended December 31, 2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net revenue	$125,324	$135,596	$144,148	$168,673	$573,741
Gross margin	(5,018)	19,811	30,119	24,529	69,441
Net (loss) income	(19,335)	3,544	13,356	9,387	6,952
Enviva Partners, LP limited partners’ interest in net (loss) income	(19,335)	3,544	13,356	9,387	6,952
Basic (loss) income per limited partner common unit	$(0.78)	$0.08	$0.45	$0.29	$0.04
Diluted (loss) income per limited partner common unit	$(0.78)	$0.08	$0.43	$0.28	$0.04
Basic (loss) income per limited partner subordinated unit	$(0.78)	$0.08	$—	$—	$0.04
Diluted (loss) income per limited partner subordinated unit	$(0.78)	$0.08	$—	$—	$0.04

For the Year Ended December 31, 2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net revenue	$122,443	$127,547	$132,223	$161,008	$543,221
Gross margin	16,368	16,331	20,382	25,721	78,802
Net (loss) income	(45)	1,497	5,023	7,898	14,373
Enviva Partners, LP limited partners’ interest in net income	2,535	3,862	6,339	7,826	20,562
Basic income per limited partner common unit	$0.08	$0.12	$0.20	$0.25	$0.65
Diluted income per limited partner common unit	$0.07	$0.11	$0.19	$0.24	$0.61
Basic income per limited partner subordinated unit	$0.08	$0.12	$0.20	$0.25	$0.65
Diluted income per limited partner subordinated unit	$0.08	$0.12	$0.20	$0.25	$0.65

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
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Exchange Act) was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our General Partner. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2018, the end of the period covered by this Annual Report.
Internal Control over Financial Reporting
Management’s Annual Report on Internal Control over Financial Reporting
The management of our General Partner is responsible for establishing and maintaining adequate internal control over financial reporting for us as defined in Rules 13a‑15(f) and 15d‑15(f) of the Exchange Act. Under the supervision of, and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework in 2013, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management of our General Partner concluded that our internal control over financial reporting was effective as of December 31, 2018. This Annual Report on Form 10‑K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for emerging growth companies.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that occurred during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We are managed and operated by the board of directors and executive officers of our General Partner. Our unitholders are not entitled to elect our General Partner’s directors or otherwise directly participate in our management or operations. Our General Partner owes certain contractual duties to our unitholders as well as a fiduciary duty to its owners.
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
The board of directors of our General Partner has ten directors, including four directors meeting the independence standards established by the New York Stock Exchange (the “NYSE”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The board of directors met five times during 2018.
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
We incur general and administrative costs related to our management services agreement with Enviva Management Company, LLC (the “MSA”) that cover the corporate salary and overhead expenses associated with our business. If the MSA were terminated without replacement, or our General Partner or its affiliates provided services outside of the scope of the MSA, our partnership agreement would require us to reimburse our General Partner and its affiliates, including our sponsor, for all expenses incurred and payments made on our behalf.
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

Name of Beneficial Owner	Age	Position With Our General Partner
John K. Keppler	48	Chairman, President and Chief Executive Officer
Shai S. Even	50	Executive Vice President and Chief Financial Officer
Thomas Meth	46	Executive Vice President, Sales and Marketing
William H. Schmidt, Jr.	46	Executive Vice President, Corporate Development and General Counsel
E. Royal Smith	46	Executive Vice President, Operations
Joseph N. Lane	38	Executive Vice President, Human Capital
Raymond J. Kaszuba, III	40	Senior Vice President, Finance and Treasurer
James P. Geraghty	41	Vice President, Operations Finance
Ralph Alexander	63	Director
John C. Bumgarner, Jr.	76	Director
Jim H. Derryberry	74	Director
Robin J. A. Duggan	52	Director
Christopher B. Hunt	55	Director
William K. Reilly	79	Director
Gary L. Whitlock	69	Director
Carl L. Williams	42	Director
Janet S. Wong	60	Director

John K. Keppler. Mr. Keppler has served as Chairman of the board of directors and President and Chief Executive Officer of our General Partner since our inception in November 2013. Mr. Keppler co-founded Intrinergy, the predecessor to our sponsor, in 2004. From 2002 to 2004, Mr. Keppler was the Director of Corporate Strategy in the Office of the Vice Chairman with America Online and, prior to that, he was Senior Manager, Business Affairs and Development with America Online from 2001 to 2002. Mr. Keppler holds a B.A. in political economy from the University of California, Berkeley, as well as an MBA from The Darden Graduate School of Business Administration at The University of Virginia. Over the course of Mr. Keppler’s career, he has gained extensive experience growing innovative ideas into successful businesses across a broad range of industries and has developed a wealth of experience in business strategy and operations and a keen knowledge of the renewable energy sector. For the past fourteen years, Mr. Keppler has been responsible for setting our strategic direction and leading the company’s growth from a start-up company to the world’s leading producer of wood biomass fuels. In light of this experience, we believe that he has the requisite set of skills to serve as a director, as well as Chairman, President and Chief Executive Officer.
Shai S. Even. Mr. Even has served as Executive Vice President and Chief Financial Officer of our General Partner since June 2018. In this role, Mr. Even leads Enviva’s finance and accounting organization and provides strategic leadership on finance matters. He has 25 years of experience with operational and strategic finance, including in senior financial and management roles at master limited partnerships. Most recently, Mr. Even served as Senior Vice President and Chief Financial Officer of Alon USA Energy, Inc. and served as President and Chief Financial Officer of Alon USA Partners, LP. While at Alon, Mr. Even led Alon’s parent company’s successful IPO on the NYSE in 2005 and the successful IPO of Alon’s master limited partnership in 2012. During his tenure at Alon, he led the company’s two major acquisitions and scaled its finance organization to complement the growth of the company. Prior to joining Alon, Mr. Even served as the Chief Financial Officer of DCL Group in Tel Aviv, Israel, and as an auditor with KPMG. Mr. Even holds a bachelor’s degree in Economics and Accounting from Bar-Ilan University and is a certified public accountant.
Thomas Meth. Mr. Meth has served as Executive Vice President, Sales and Marketing of our General Partner since our inception in November 2013. He was also a co-founder of Intrinergy. Mr. Meth is responsible for our commercial customer relations as well as our marketing, sustainability, communications and public relations initiatives. Prior to Intrinergy, Mr. Meth was Head of Sales and Marketing in Europe, the Middle East and Africa for the Colfax Corporation from 2002 to 2004. From 1993 to 2000, Mr. Meth was Director of Sales for Europay Austria, a consumer financial services company that offered MasterCard, Maestro and Electronic Purse services. Mr. Meth holds a bachelor of commerce from Vienna University of Economics and Business Administration in Austria as well as an MBA from The Darden Graduate School of Business Administration at The University of Virginia. Mr. Meth was an executive officer of Intrinergy Deutschland Management GmbH (“IDM”) and Enviva Pellets GmbH and Co. KG (“EPD”), which were engaged in pellet manufacturing in Germany unrelated to our core business. Both entities filed for insolvency in Amtsgerichts Straubing, a district court located in Germany, in

November 2010. Our predecessor distributed its indirect interests in IDM and EPD to our sponsor as part of the reorganization in connection with our IPO.
William H. Schmidt, Jr. Mr. Schmidt has served as Executive Vice President, Corporate Development and General Counsel of our General Partner since February 2018 and, prior to that, as Executive Vice President, General Counsel and Secretary since our inception in November 2013. He also has served as Executive Vice President, Corporate Development and General Counsel of our sponsor’s general partner since February 2018 and, prior to that, as Executive Vice President, General Counsel and Secretary since March 2013. Mr. Schmidt also serves as President and General Counsel of Enviva Development Holdings, LLC, our sponsor’s development company. In these capacities, Mr. Schmidt is responsible for our and our sponsor’s corporate development activities and legal affairs. Prior to joining Enviva, Mr. Schmidt was the Senior Vice President and General Counsel of Buckeye GP LLC, the general partner of Buckeye Partners, L.P., a diversified master limited partnership. Mr. Schmidt also was the President of Lodi Gas Storage, L.L.C., a subsidiary of Buckeye Partners, L.P., from August 2009 to January 2012. Prior to joining Buckeye in September 2004, Mr. Schmidt practiced law at Chadbourne & Parke LLP, an international law firm.
E. Royal Smith. Mr. Smith has served as Executive Vice President, Operations of our General Partner and our sponsor since August 2016 and prior to that as Vice President, Operations since April 2014. Previously, he served as Director of Operations, NAA Division of Guilford Performance Textiles, a global textile manufacturing company, from March 2012 to July 2014. From August 2010 to March 2012, Mr. Smith also served as Director of Quality, NAA Division. Prior to joining Guilford, Mr. Smith worked as a Plant Manager at Pactiv, a food packaging manufacturer, from May 2009 to August 2010. Mr. Smith served as General Manager of a facility operated by United Plastics Group International from December 2005 to May 2009, after serving in other roles at the company from April 2002. From January 1999 to September 1999, he served as Production Supervisor of The General Motors Corporation, before serving as Mechanical Device/Tool and Die Supervisor from September 1999 to August 2000. Mr. Smith holds a B.S. in Mechanical Engineering from GMI Engineering and Management Institute.
Joseph N. Lane. Mr. Lane has served as Executive Vice President of Human Capital of our General Partner and our sponsor since March 2018. Previously, Mr. Lane was Vice President, Human Resources of Asia Pacific of Milliken & Company since 2015, after holding roles with progressively more responsibility since joining the company in 2001. Over the course of Mr. Lane’s career, he has gained a wealth of valuable experience dealing with talent-related matters associated with scaling organizations, mergers and acquisitions activity, industrial manufacturing and international operations. Mr. Lane received a Bachelor of Science in Business Administration with an emphasis in Human Resources Management from Clemson University in 2003 as well as an MBA from the Babcock Graduate School of Business Administration at Wake Forest University in 2009. He holds the SHRM certification for Senior HR Professionals (SPHR-CP).
Raymond J. Kaszuba, III. Mr. Kaszuba has served as Senior Vice President, Finance and Treasurer of our General Partner and our sponsor since June 2018 and prior to that as Vice President and Treasurer since July 2015. Previously, he worked in several treasury and finance-related positions at Exxon Mobil Corporation, a leading oil and natural gas company, for eight years. Mr. Kaszuba holds a B.S. in Finance and Economics from the University of Dayton and an MBA from the Tepper School of Business at Carnegie Mellon University.
James P. Geraghty. Mr. Geraghty has served as Vice President, Operations Finance of our General Partner and our sponsor since June 2018. Prior to that, he served as Vice President and Controller of our General Partner since our inception in November 2013 and of our sponsor since January 2011. From July 2008 to January 2011, Mr. Geraghty was Project Manager at Rose Financial Services, a consulting firm that specializes in assisting early stage high-growth companies to scale their finance functions in preparation for private and public debt and equity offerings. Prior to that, he was Controller at The George Washington University Hospital since July 2002. From September 1999 to July 2002, Mr. Geraghty worked in the Assurance and Business Advisory Services of Arthur Andersen, LLP. Mr. Geraghty holds a B.S. in Accounting from Mount Saint Mary’s University, an MBA from the George Washington University School of Business and holds a Certified Public Accountant accreditation.
Ralph Alexander. Mr. Alexander has served as director on the board of directors of our General Partner since our inception in November 2013. Mr. Alexander has served as the President and CEO of Talen Energy since December 2016. He became affiliated with Riverstone Holdings LLC in September 2007. For nearly 25 years, Mr. Alexander served in various positions with subsidiaries and affiliates of BP plc, one of the world’s largest oil and gas companies. From June 2004 until December 2006, he served as Chief Executive Officer of Innovene, BP’s $20 billion olefins and derivatives subsidiary. From 2001 until June 2004, he served as Chief Executive Officer of BP’s Gas, Power and Renewables and Solar segment and was a member of the BP group executive committee. Prior to that, Mr. Alexander served as a Group Vice President in BP’s Exploration and Production segment and BP’s Refinery and Marketing segment. He held responsibilities for various regions of the world, including North America, Russia, the Caspian, Africa, and Latin America. Prior to these positions, Mr. Alexander held various positions in the upstream, downstream and finance groups of BP. Mr. Alexander has served on the board of Talen Energy

Corporation since June 2015. From December 2014 through December 2016, Mr. Alexander served on the board of EP Energy Corporation. He has previously served on the boards of Foster Wheeler, Stein Mart, Inc., Amyris and Anglo‑American plc. Mr. Alexander holds an M.S. in Nuclear Engineering from Brooklyn Polytech (now NYU School of Engineering—Polytechnic) and an M.S. in Management Science from Stanford University.
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
Jim H. Derryberry. Mr. Derryberry has served as a director on the board of directors of our General Partner since July 2018. Mr. Derryberry served as a director of USA Compression GP, LLC from January 2013 to April 2018. He is currently a special advisor for Riverstone Holdings LLC where he held the office of Chief Operating Officer and Chief Financial Officer until 2006. Prior to joining Riverstone, Mr. Derryberry was a managing director of J.P. Morgan where he was head of the Natural Resources and Power Group. He had previously served in the Goldman Sachs Global Energy and Power Group where he was responsible for mergers and acquisitions, capital markets financing, and the management of relationships with major energy companies. He also served on the Board of Directors of Magellan GP, LLC, the general partner of Magellan Midstream Partners, L.P, from 2005-2006. Mr. Derryberry has been a member of the Board of Overseers for the Hoover Institution at Stanford University and is a member of the Engineering Advisory Board at the University of Texas at Austin. He received his B.S. and M.S. degrees in engineering from the University of Texas at Austin and earned an M.B.A. from Stanford University.
Robin J. A. Duggan. Mr. Duggan has served as a director on the board of directors of our General Partner since our inception in November 2013. Mr. Duggan has been a Managing Director of Riverstone since 2014, and previously served as a Principal of Riverstone for seven years. Prior to joining Riverstone, Mr. Duggan was the founder of Commodity Optimization Ventures Ltd., a business that provided advice to clients in the private equity industry, including Texas Pacific Group. Before founding his business, he served for over 17 years in various positions with subsidiaries and affiliates of BP plc. From 2004 to 2005, Mr. Duggan was the Vice President of European Business Optimization at Innovene, BP’s olefins and derivatives subsidiary, where he was responsible for commercial activity for olefins and refining in Europe and also oversaw Innovene’s successful separation from BP in Europe. From 1999 to 2003, Mr. Duggan held a number of senior level positions in BP’s Petrochemicals segment, including serving as the Performance Unit Leader of the Aromatics and Olefins division, Global Business Manager of the Styrene business unit, and the Planning, Performance and Strategy Manager of the Acetyls business unit. Prior to that time, Mr. Duggan held various positions in BP’s Upstream segment in the United Kingdom, Australia and Venezuela over a period of ten years. Mr. Duggan serves on the boards of a number of Riverstone portfolio companies and their affiliates. He holds a B.A. in biochemistry from Oxford University and an M.S. in management science from Stanford University. Based on his strong background in various aspects of the energy industry, we believe Mr. Duggan has the requisite set of skills to serve as a director.
Christopher B. Hunt. Mr. Hunt has served as a director on the board of directors of our General Partner since April 2016. Mr. Hunt is a partner of Riverstone and joined Riverstone in 2008. In addition to serving on the boards of a number of Riverstone portfolio companies and their affiliates, he also currently serves on the board of directors of NTR Plc. Prior to joining Riverstone, Mr. Hunt ran international power development and generation businesses for BP plc and Enron Corporation. Mr. Hunt received his BA from Wesleyan University and his MBA from Columbia University. He has also completed various post-graduate programs at Harvard University, Stanford University, the Massachusetts Institute of Technology and Oxford University. Mr. Hunt brings extensive experience in the renewable energy, conventional power and natural gas industries to the board of directors of our General Partner.
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
Janet S. Wong. Ms. Wong has served as a director on the board of directors of our General Partner since April 2015. Since January 2013, Ms. Wong has served as an Executive Advisor for Ascend, a non‑profit professional organization that enables its members, corporate partners and the community to realize the leadership potential of Pan‑Asians in global corporations. At Ascend, Ms. Wong has been a co‑developer and instructor for its Executive Insight courses. In January 2018, she was elected to the Board of Trustees for the Computer History Museum. In addition, she serves on the Louisiana Tech University Foundation Board and the College of Business Advisory Board where she is the immediate past-Chairman. Ms. Wong served as a Partner at Grant Thornton LLP from August 2008 through July 2012, where she was the Central Region Corporate and Partnership Services Lead Partner. In 2008, Ms. Wong retired from the partnership of KPMG, culminating a career with the global firm from 1985 through 2008, where she served as a National Industry Practice Lead Partner. Ms. Wong has extensive experience working with clients in the consumer markets, energy, financial services, manufacturing, and technology sectors. She is a Certified Public Accountant. She holds a Master of Professional Accountancy from Louisiana Tech University and a Master of Taxation from Golden Gate University. We believe Ms. Wong’s audit expertise and her professional and leadership experience enable her to provide essential guidance to the board of directors of our General Partner and our management team.
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
The audit committee assists the board of directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee has the sole authority to (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm, and (3) pre-approve any non‑audit services and tax services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has been given unrestricted access to the audit committee and our management.
Compensation Committee
As a limited partnership listed on the NYSE, we are not required to have a compensation committee. However, the board of directors of our General Partner has established a compensation committee consisting of Mr. Alexander, Mr. Bumgarner and Mr. Williams to, among other things, administer our long-term incentive plan and establish and review general policies related to, and determine and approve, or make recommendations to the board with respect to, the compensation and benefits of the non‑employee members of the board.
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
Health, Safety, Sustainability and Environmental Committee
The board of directors of our General Partner has established a Health, Safety, Sustainability and Environmental Committee (the “HSSE committee”) consisting of Mr. Duggan and Mr. Reilly. The HSSE committee assists the board of directors of our General Partner in fulfilling its oversight responsibilities with respect to the board’s and our continuing commitment to (1) ensuring the safety of our employees and the public and assuring that our businesses and facilities are operated and maintained in a safe and environmentally sound manner, (2) sustainability, including sustainable forestry practices, (3) delivering environmental benefits to our customers, the forests from which we source our wood fiber and the communities in which we operate and (4) minimizing the impact of our operations on the environment. The HSSE committee reviews and oversees our health, safety, sustainability and environmental policies, programs, issues and initiatives, reviews associated risks that affect or could affect us, our employees and the public and ensures proper management of those risks and reports to the board on health, safety, sustainability and environmental matters affecting us, our employees and the public. The members of the HSSE committee are non‑employee directors of our General Partner.

Executive Sessions of Non-Management Directors
The board of directors of our General Partner holds regular executive sessions in which the non-management directors meet without any members of management present. The purpose of these executive sessions is to promote open and candid discussion among the non-management directors. In the event that the non-management directors include directors who are not independent under the listing requirements of the NYSE, then at least once a year, there will be an executive session including only independent directors. The director who presides at these meetings is John C. Bumgarner, Jr. Unitholders and any other interested parties may communicate directly with the presiding director or with the non-management directors as a group, by mail addressed to:
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
General Counsel
Enviva Partners, LP
7200 Wisconsin Avenue, Suite 1000
Bethesda, Maryland 20814
and marking the envelope containing each communication as “Unitholder Communication with Directors” and clearly identifying the intended recipient(s) of the communication. Communications will be relayed to the intended recipient of the board of directors of our General Partner pursuant to the Communications Policy, which is available on the “Investor Relations” section of our website at www.envivabiomass.com. Any communications withheld under the Communications Policy will nonetheless be recorded and available for any director who wishes to review them.
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
We make available free of charge, within the “Investor Relations” section of our website at www.envivabiomass.com and in print to any interested party who so requests, our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter and HSSE Committee Charter. Requests for print copies may be directed to Investor Relations, Enviva Partners, LP, 7200 Wisconsin Ave., Suite 1000, Bethesda, Maryland 20814, or by telephone at (301) 657‑5560. We will post on our website all waivers to or amendments of the Code of Business Conduct and Ethics, which are required to be disclosed by applicable law and the listing requirements of the NYSE. The information contained on, or connected to, our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report we file with or furnish to the SEC.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires that the directors and executive officers of our General Partner and all persons who beneficially own more than 10% of our common units file initial reports of ownership and reports of changes in ownership of our common units with the U.S. Securities and Exchange Commission. As a practical matter, we assist the directors and executive officers of our General Partner by monitoring transactions and completing and filing Section 16 reports on their behalf.
Based solely upon our review of copies of filings or written representations from the reporting persons, we believe that, for the year ended December 31, 2018, Mr. Raymond J. Kaszuba III, an officer of our General Partner, did not file, on a timely basis, one report on Form 4 required to be filed under Section 16(a) of the Exchange Act with respect to one transaction. On July 29, 2018, Mr. Kaszuba sold 3,029 of our common units to satisfy his federal income tax withholding obligations in connection with the vesting of phantom units granted pursuant to the LTIP. The Form 4 required to be filed in connection with this sale was filed on October 10, 2018.

ITEM 11.	EXECUTIVE COMPENSATION
Neither we nor Enviva Partners GP, LLC (our “General Partner”) have any employees. All of our executive officers are currently employed by Enviva Management Company, LLC (“Enviva Management”).
We are providing compensation disclosure that satisfies the requirements applicable to emerging growth companies. For 2018, we determined our named executive officers (“Named Executive Officers” or “NEOs”) to be:

•	John K. Keppler, Chairman of the Board of Directors, President and Chief Executive Officer;

•	E. Royal Smith, Executive Vice President, Operations; and

•	Shai S. Even, Executive Vice President and Chief Financial Officer.
The executive officers of our General Partner split their time between managing our business and the other businesses of our sponsor that are unrelated to us. Except with respect to awards that may be granted under the Enviva Partners, LP Long-Term Incentive Plan (the “LTIP”), all responsibility and authority for compensation‑related decisions for the NEOs remains with Enviva Management and its affiliates, and such decisions are not subject to any approval by us, our General Partner’s board of directors or any committees thereof. Other than awards that may be granted under the LTIP, Enviva Management and its affiliates have the ultimate decision‑making authority with respect to the total compensation of our executive officers.
The compensation disclosed below with respect to the NEOs reflects only the portion of compensation expense that is allocated to us pursuant to the management services agreement among us, our General Partner and Enviva Management (the “MSA”). For more information about the MSA, please read Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence—Other Transactions with Related Persons—Management Services Agreement.”
The disclosures below relating to cash compensation paid by Enviva Management are based on information provided to us by Enviva Management. With the exception of the awards granted under the LTIP, the elements of compensation discussed below are not subject to approvals by the board of directors of our General Partner or any of its committees.
SUMMARY COMPENSATION TABLE
The table below sets forth the annual compensation expensed by us for our Named Executive Officers for the fiscal years ended December 31, 2018 and December 31, 2017. As noted above, the amounts included in the table below reflect only the portion of compensation expense that is allocated to us pursuant to the MSA.

Name and Principal Position	Year	Salary	Bonus (1)	Unit Awards (2)	All Other Compensation (3)	Total
John K. Keppler	2018	$190,248	$269,925	$784,014	$2,355	$1,246,542
(Chairman of the Board of	2017	$214,000	$313,200	$534,997	$4,889	$1,067,086
Directors, President and Chief
Executive Officer)

E. Royal Smith	2018	$178,480	$110,149	$728,566	$4,496	$1,021,691
(Executive Vice President,	2017	$255,000	$191,250	$382,505	$9,925	$838,680
Operations)

Shai S. Even (4)	2018	$98,780	$168,096	$467,487	$835	$735,197
(Executive Vice President and	2017	$—	$—	$—	$—	$—
Chief Financial Officer)
_________________________________________

(1)
Amounts in this column represent (i) the aggregate amount of the annual discretionary cash bonuses for each NEO under the Enviva Management Annual Incentive Compensation Plan (the “AIC Plan”) for fiscal year 2018 and (ii) additional discretionary cash bonuses awarded for performance from 2016 through 2018.

(2)
The amounts reflected in this column represent the grant date fair value of phantom units (which include tandem distribution equivalent rights (“DERs”)) granted to the NEOs pursuant to the LTIP, computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification Topic 718. The grant date fair value for time-based phantom unit awards is based on the closing price of our common units on the date of grant, which was $28.65 per unit for awards granted on January 31, 2018 and $30.30 per unit for awards granted on June 4, 2018. The grant date fair value of performance-based phantom unit awards is reported based on the probable outcome of the performance conditions on the grant date See Note 16, Equity-Based Awards, to our consolidated financial statements for additional detail regarding assumptions underlying the value of these awards.

(3)	Amounts reported in the “All Other Compensation” column reflect employer contributions to the NEOs’ accounts under the 401(k) plan in which the NEOs participate.

(4)	Amounts reported for Mr. Even reflect compensation received beginning on June 4, 2018, the date Mr. Even assumed employment with Enviva Management.
NARRATIVE DISCLOSURE TO THE SUMMARY COMPENSATION TABLE
Management Services Agreement
The executive officers of our General Partner are employed by Enviva Management and split their time between managing our business and the other businesses of our sponsor. The amount of time that each executive officer devotes to our business and the other businesses of our sponsor is determined based on a variety of factors, as determined under the MSA. For more information about the MSA, please read Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence—Other Transactions with Related Persons—Management Services Agreement.”
Phantom Unit Awards - Named Executive Officers
The board of directors of our General Partner granted phantom units under the LTIP to Messrs. Keppler and Smith on January 31, 2018 and to Mr. Even on June 4, 2018, the date Mr. Even assumed employment with Enviva Management. One-half of these awards are subject to time-based vesting conditions and will become vested on the third anniversary of the grant date so long as the applicable NEO remains continuously employed by Enviva Management or one of our affiliates from the grant date through the applicable vesting date. The other half of these awards vest based on the satisfaction of time-based vesting conditions and the achievement of performance metrics related to gross distributable cash flow over a three-year performance period ending December 31, 2020. On June 4, 2018, the board of directors of our general partner granted additional time-based phantom units under the LTIP to Messrs. Keppler and Smith as one-time retention incentives. These awards vest on the third anniversary of the date of grant so long as the applicable NEO remains continuously employed by Enviva Management or one of our affiliates from the grant date through the applicable vesting date. Vested phantom units (less any phantom units withheld to satisfy applicable tax withholding obligations) will be settled through the delivery of common units within 60 days following the applicable vesting date. While a NEO holds unvested phantom units, such NEO is entitled to receive DER payments in respect thereof in a per-unit amount that is equal to any distributions made by us to the holders of our common units. The DERs included with performance-based phantom units are paid in cash within 60 days following the vesting of the associated phantom units (and are forfeited at the same time the associated phantom units are forfeited). The DERs included with time-based phantom units are paid in cash within 60 days following a cash distribution with respect to our common units. The potential acceleration and forfeiture events relating to these phantom units are described in greater detail under “—Potential Payments Upon Termination or a Change of Control” below.
Employment Agreements - Named Executive Officers
Each of our NEOs is a party to an employment agreement with Enviva Management. Mr. Even’s employment agreement has a three-year initial term and Messrs. Keppler’s and Smith’s employment agreements have a one-year initial term. Each employment agreement’s initial term automatically renews annually for successive 12‑month periods unless either party provides written notice of non-renewal at least 60 days prior to a renewal date. Under the employment agreements, our NEOs are each entitled to an annualized base salary and are eligible for discretionary annual bonuses pursuant to the AIC Plan based on performance targets established annually by the board of directors of the general partner of our sponsor or a committee thereof, in its sole discretion. The employment agreements provide that each such annual bonus would have a target value of not less than 150% (in the case of Mr. Keppler), 90% (in the case of Mr. Smith), or 120% (in the case of Mr. Even) of the applicable NEO’s annualized base salary. The employment agreements also provide that the NEOs will be eligible to receive annual awards based on our common units pursuant to the LTIP and that such annual LTIP awards would have target values equal to 325%, 200% and 200% of the annualized base salary of Messrs. Keppler, Smith, and Even, respectively. As discussed below under “—Potential Payments Upon Termination or a Change in Control,” the employment agreements also provide for certain severance payments in the event an NEO’s employment is terminated under certain circumstances.

OUTSTANDING EQUITY AWARDS AT 2018 FISCAL YEAR‑END
The following table reflects information regarding outstanding equity‑based awards held by our Named Executive Officers as of December 31, 2018.

	Option Awards(1)				Unit Awards
Name	Number of Securities Underlying Unexercised Options Unexercisable	Number of Securities Underlying Unexercised Options Exercisable (2)	Option Exercise Price (3)	Option Expiration Date (3)	Number of Units That Have Not Vested (4)	Market Value of Units That Have Not Vested (5)	Equity Incentive Plan Awards: Number of Unearned Performance- based Units That Have Not Vested (6)	Equity Incentive Plan Awards: Market Value of Unearned Units That Have Not Vested (5)
John K. Keppler
Class C-1 Units	—	232,941	N/A	N/A
Class C-2 Units	—	660,000	N/A	N/A
Class E-1 Units	—	275,000	N/A	N/A
Phantom Units					97,598	$2,708,345	113,704	$3,155,286

E. Royal Smith
Class C-4 Units	—	175,000	N/A	N/A
Class E-1 Units	—	25,000	N/A	N/A
Phantom Units					39,337	$1,091,602	36,698	$1,018,370

Shai S. Even
Phantom Units					14,027	$389,249	14,027	$389,249
____________________________________________

(1)
The equity awards that are disclosed in this Outstanding Equity Awards at 2018 Fiscal Year‑End table under Option Awards are incentive units in Enviva Holdings, LP (“Holdings”) that are intended to constitute profits interests for federal tax purposes rather than traditional option awards.

(2)	Awards reflected as “Exercisable” are Holdings incentive units that have become vested.

(3)	These equity awards are not traditional options; therefore, there is no exercise price or expiration date associated with them.

(4)
The amounts in this column reflect outstanding time-based phantom unit awards, which vest as follows, so long as the applicable Named Executive Officer remains continuously employed by Enviva Management or one of our affiliates from the grant date through each vesting date:

Name	Vesting Date	Number of Time-Based Phantom Units to Vest
John K. Keppler	February 3, 2019	24,244
	February 1, 2020	26,485
	January 31, 2021	30,367
	June 4, 2021	16,502

E. Royal Smith	February 3, 2019	4,486
	February 1, 2020	8,911
	January 31, 2021	9,438
	June 4, 2021	16,502

Shai S. Even	June 4, 2021	14,027

(5)
The amounts reflected in this column represent the market value of our common units underlying the phantom unit awards granted to the Named Executive Officers and set forth in the preceding column, computed based on the closing price of our common units on December 31, 2018, which was $27.75 per unit.

(6)
The amounts in this column reflect the maximum number of outstanding performance-based phantom unit awards granted in 2017 and 2018, which vest based on achievement of performance metrics over a three-year period ending on December 31, 2019 and December 31, 2020, respectively, so long as the applicable Named Executive Officer remains continuously employed by Enviva Management or one of our affiliates from the grant date through the end of each performance period. The actual number of common units earned pursuant these outstanding performance-based phantom unit awards may be significantly less than the amounts set forth in this column based on actual performance through the end of the applicable performance period.

ADDITIONAL NARRATIVE DISCLOSURE
Retirement Benefits
We have not maintained, and do not currently maintain, a defined benefit pension plan or a nonqualified deferred compensation plan providing for retirement benefits. Our Named Executive Officers currently participate in a 401(k) plan maintained by Enviva Management. The 401(k) plan permits all eligible employees, including the Named Executive Officers, to make voluntary pre‑tax contributions and/or Roth after‑tax contributions to the plan. In addition, Enviva Management is permitted to make discretionary matching contributions under the plan. Matching contributions under the plan are subject to a three‑year cliff vesting schedule. All contributions under the plan are subject to certain annual dollar limitations, which are periodically adjusted as required by law.
Potential Payments Upon Termination or a Change in Control
Under the employment agreements, if the applicable NEO’s employment is terminated without “cause,” by the applicable NEO for “good reason” or due to the applicable NEO’s “disability,” then so long as the applicable NEO executes (and does not revoke within the time provided to do so) a release in a form satisfactory to Enviva Management within the time period specified in such NEO’s employment agreement, such NEO will receive full vesting of outstanding awards under the LTIP (which vesting for awards that include a performance requirement (other than continued service) will be based on (i) actual performance if such termination occurs within the six-month period preceding the expiration of the performance period or (ii) target performance if such termination occurs at any other time during the performance period), and in addition, will receive the following severance benefits:
Mr. Keppler:

•
a severance payment (generally payable in installments) in an aggregate amount equal to 1.5 (or, if such termination occurs within 12 months following a “change in control,” 2.0) times the sum of his annualized based salary and target annual bonus as in effect on the date of such termination; and

•
monthly reimbursement for the amount Mr. Keppler pays for continuation coverage under the employer’s group health plans for up to 18 months following such termination, plus an additional cash payment equal to six times his monthly premium for such coverage in the event his employment terminates within 12 months following a change in control and he has not obtained coverage under a group health plan sponsored by another employer within the time period specified in his employment agreement.

Mr. Smith:

•	a severance payment (generally payable in installments) in an aggregate amount equal to the sum of his annualized base salary and target annual bonus as in effect on the date of such termination; and

•	monthly reimbursement for the amount Mr. Smith pays for continuation coverage under the employer’s group health plans for up to 12 months following such termination.
Mr. Even:

•
a severance payment (generally payable in installments) in an aggregate amount equal to the greater of (x) 1.0 (or, if such termination occurs within 12 months following a change in control, 1.5) times the sum of his annualized base salary and target annual bonus as in effect on the date of such termination or (y) the number of complete calendar months for the remainder of the initial term of the employment agreement, divided by 12, times the sum of his annualized base salary and target annual bonus as in effect on the date of such termination; and

•
monthly reimbursement for the amount Mr. Even pays for continuation coverage under the employer’s group health plans for up to the greater of (x) 12 months following such termination (or, up to 18 months if such termination occurs within 12 months following a change in control) or (y) the number of months remaining in the initial term of the Employment Agreement, up to a maximum of 18 months.

For purposes of the employment agreements:

•
“Cause” means the applicable NEO’s: (i) material breach of any policy established by Enviva Management or its affiliates that pertains to drug and/or alcohol abuse (or health and safety in the case of Mr. Keppler) and is applicable to the NEO, (ii) engaging in acts of disloyalty to the employer or its affiliates, including fraud, embezzlement, theft, commission of a felony, or proven dishonesty or (iii) willful misconduct in the performance of, or willful failure to perform a material function of, the NEO’s duties under the employment agreement.

•
“Good Reason” means, without the applicable NEO’s consent and subject to certain notice and cure periods, (i) the material diminution in such NEO’s authority, duties, title or responsibilities, (ii) the material diminution in such NEO’s annualized base salary, minimum target annual bonus opportunity or target annual long-term incentive award, (iii) the relocation of the geographic location of such NEO’s principal place of employment by more than 100 miles from the location of his principal place of employment as of the effective date of the employment agreement or (iv) the employer’s delivery of a written notice of non‑renewal of the employment agreement.

•
“Disability” exists if the applicable NEO is unable to perform the essential functions of his position, with reasonable accommodation, due to an illness or physical or mental impairment or other incapacity that continues for a period in excess of 90 days, whether consecutive or not, in any period of 365 consecutive days. The determination of a disability will be made by the employer after obtaining an opinion from a doctor selected by the employer.

•
“Change in Control” (for Messrs. Keppler and Even) means (i) the sale or disposal by Holdings of all or substantially all of its assets to any person other than an affiliate of Holdings, (ii) the merger or consolidation of Holdings with or into another entity (other than a merger or consolidation in which unitholders in Holdings immediately prior to such transaction retain a greater than 50% equity interest in the surviving entity), (iii) the failure of the Riverstone Funds and their affiliates to possess the power to direct the management and policies of Holdings, (iv) the sale of all or substantially all of our assets to any person other than one of our affiliates, (v) our merger or consolidation with or into another entity (other than a merger or consolidation in which our unitholders immediately prior to such transaction retain a greater than 50% equity interest in the surviving entity) or (vi) the failure of the Riverstone Funds and their affiliates to possess the power to direct our management and policies.

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
Director Compensation
Officers or employees of our sponsor or its affiliates who also serve as directors of our General Partner did not receive additional compensation from us for such service in fiscal year 2018.
For the year ended December 31, 2018, directors of our General Partner who are not also officers or employees of our sponsor or its affiliates (“independent directors”) received compensation for their services on our General Partner’s board of directors and committees thereof consisting of:

•	an annual retainer of $75,000,

•	an additional annual retainer of $15,000 for service as the chair of any standing committee,

•	payment of $1,500 each time such independent director attended a board or committee meeting, and

•	Annual awards under the LTIP with a grant date fair value of approximately $100,000.

Until the earlier of (i) four years after an independent director is appointed to the board of directors of our General Partner or (ii) the date on which such independent director first holds an amount of our common units with an aggregate value equal to at least $250,000, one-half of all annual retainers and payments for attending board or committee meetings are paid to such independent director in the form of common units pursuant to the LTIP and the remainder is paid in cash. Each of our independent directors has met the above conditions and 100% of their annual retainers and payments for attending board or committee meetings were paid in cash. Each independent director is reimbursed for out-of-pocket expenses incurred in connection with attending board and committee meetings. Each director will be fully indemnified by us for actions associated with serving as a director to the fullest extent permitted under Delaware law.
The following table provides information concerning the compensation of our independent directors for the fiscal year ended December 31, 2018.

Name	Fees Earned or Paid in Cash	Unit Awards (1)	Total
John C. Bumgarner, Jr.	$119,762	$100,017	$219,779
William K. Reilly	$110,762	$100,017	$210,779
Gary L. Whitlock	$101,762	$100,017	$201,779
Janet S. Wong	$116,762	$100,017	$216,779
____________________________________________

(1)
Amounts included in this column reflect the aggregate grant date fair value of phantom units (which include tandem DERs) granted to the independent directors, computed in accordance with FASB ASC Topic 718, in each case pursuant to the LTIP. See Note 16, Equity-Based Awards, for additional detail regarding assumptions underlying the value of these equity awards. The grant date fair value for the phantom unit awards is based on the closing price of our common units on the grant date of January 31, 2018, which was $28.65 per unit. These phantom unit awards vest in full on January 31, 2019, in each case, so long as the independent director continues to serve on the board of directors of our General Partner through such date. As of December 31, 2018, each independent director held 3,491 unvested phantom units.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth the beneficial ownership of common units of Enviva Partners, LP as of February 15, 2019 held by:

•	beneficial owners of 5% or more of our common units;

•	each director and named executive officer; and

•	all of our directors and executive officers as a group.
Unless otherwise noted, the address for each beneficial owner listed below is 7200 Wisconsin Ave., Suite 1000, Bethesda, MD 20814.

Name of Beneficial Owner	Common Units Beneficially Owned(1)	Percentage of Common Units Beneficially Owned
Enviva Holdings, LP(2)(3)(4)	11,905,138	45.00%
Enviva Partners GP, LLC	—	—%
John K. Keppler	34,285	*
E. Royal Smith	6,393	*
Shai S. Even	—	—
Ralph Alexander	—	—
John C. Bumgarner, Jr.(5)	182,514	*
Robin J.A. Duggan	—	—
Jim H. Derryberry	—	—
Christopher B. Hunt	—	—
William K. Reilly	27,089	*
Gary L. Whitlock	17,194	*
Carl L. Williams	—	—
Janet S. Wong	24,218	*
All directors and executive officers as a group (17 persons)	354,094	1.34%
____________________________________________

*	Less than 1% of common units outstanding.

(1)	This column does not include phantom units granted to our directors and officers pursuant to the LTIP.

(2)
Of this aggregate amount beneficially owned, (i) Enviva MLP Holdco, LLC, a wholly owned subsidiary of Enviva Holdings, LP, has shared voting power over 5,897,684 common units and shared dispositive power over 5,897,684 common units, (ii) Enviva Cottondale Acquisition I, LLC, a wholly owned subsidiary of Enviva Holdings, LP, has shared voting power over 6,007,454 common units and shared dispositive power over 6,007,454 common units, (iii) Enviva Holdings, LP has shared voting power over 11,905,138 common units and shared dispositive power over 11,905,138 common units, (iv) Enviva Holdings GP, LLC has shared voting power over 11,905,138 common units and shared dispositive power over 11,905,138 common units, (v) R/C Wood Pellet Investment Partnership, L.P. has shared voting power over 11,905,138 common units and shared dispositive power over 11,905,138 common units, (vi) Riverstone/Carlyle Renewable Energy Partners II, L.P. has shared voting power over 11,905,138 common units and shared dispositive power over 11,905,138 common units and (vii) R/C Renewable Energy GP II, L.L.C. has shared voting power over 11,905,138 common units and shared dispositive power over 11,905,138 common units.

(3)
R/C Renewable Energy GP II, L.L.C is the general partner of Riverstone/Carlyle Renewable Energy Partners II, L.P., which is the general partner of R/C Wood Pellet Investment Partnership, L.P., which is the sole member of Enviva Holdings GP, LLC, which is the general partner of Enviva Holdings, LP, which is the sole member of Enviva MLP Holdco, LLC and Enviva Cottondale Acquisition I, LLC. R/C Renewable Energy GP II, L.L.C. is managed by a four‑person investment committee consisting of Pierre F. Lapeyre, Jr., David M. Leuschen, Daniel A. D’Aniello and Edward J. Mathias.

(4)
The address for each of R/C Renewable Energy GP II, L.L.C., Riverstone/Carlyle Renewable Energy Partners II, L.P. and R/C Wood Pellet Investment Partnership, L.P. is c/o Riverstone Holdings, LLC, 712 Fifth Avenue, 36th Floor, New York, New York 10019.

(5)	These 182,514 common units are held by the Bumgarner Family Trust. Mr. Bumgarner has investment control over these units.

Equity Compensation Plan Information
The following table sets forth information with respect to the securities that may be issued under the Enviva Partners, LP Long-Term Incentive Plan (the “LTIP”) as of December 31, 2018.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(2)	Weighted- average exercise price of outstanding options, warrants and rights ($) (b)(3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(4)
Equity compensation plans approved by security holders(1)	1,372,520	n/a	643,204
Equity compensation plans not approved by security holders	—	—	—
Total	1,372,520	n/a	643,204

(1)	The LTIP was approved by the board of directors of our General Partner prior to the IPO.

(2)	The amount in column (a) of this table reflects the aggregate number of outstanding phantom units under the LTIP as of December 31, 2018.

(3)	This column is not applicable because only phantom units have been granted under the LTIP and phantom units do not have an exercise price.

(4)
The amount in this column reflects the total number of common units remaining available for future issuance under the LTIP as of December 31, 2018. For additional information about the LTIP and the awards granted thereunder, please read Part III, Item 11. “Executive Compensation.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
As of February 15, 2019, our sponsor owned 11,905,138 common units representing an approximate 45% limited partner interest in us. In addition, our sponsor owns and controls (and appoints all the directors of) our General Partner, which maintains a non-economic general partner interest in us and owns all our incentive distribution rights.
The terms of the transactions and agreements disclosed in this section were determined by and among affiliated entities and, consequently, are not the result of arm’s-length negotiations. These terms are not necessarily at least as favorable to the parties to these transactions and agreements as the terms that could have been obtained from unaffiliated third parties.
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
Assuming we have sufficient cash available for distribution to pay the full minimum quarterly distribution on all of our outstanding common units for four quarters, our General Partner and its affiliates would receive total annual distributions of approximately $19.6 million on their common units.
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
Agreements with Affiliates
Wilmington Contribution Agreement
In October 2017, pursuant to the terms of a contribution agreement with the First Hancock JV (the “Wilmington Contribution Agreement”), we acquired from the First Hancock JV all of the issued and outstanding limited liability company interests in Enviva Port of Wilmington, LLC (“Wilmington”) for a purchase price of $130.0 million. The purchase price included an initial payment of $54.6 million, net of an approximate purchase price adjustment of $1.4 million. The acquisition (the “Wilmington Drop-Down”) included the Wilmington terminal and a long-term terminal services agreement with our sponsor to handle throughput volumes sourced by the sponsor from a wood pellet production plant in Greenwood, South Carolina. The terminal services agreement with our sponsor provides for deficiency payments to Wilmington if quarterly minimum throughput requirements are not met. The Wilmington terminal will handle up to approximately 600,000 MTPY of throughput from our production plant in Sampson County, North Carolina.
In addition, the Wilmington Contribution Agreement contemplates that Wilmington will enter into a long-term terminal services agreement (the “Wilmington Hamlet TSA”) with the First Hancock JV and Enviva Pellets Hamlet, LLC (“Hamlet”) to receive, store and load wood pellets from the First Hancock JV’s proposed production plant in Hamlet, North Carolina (the “Hamlet plant”) when the First Hancock JV completes construction of the Hamlet plant. The Wilmington Hamlet TSA also provides for deficiency payments to Wilmington if minimum throughput requirements are not met. Pursuant to the Wilmington Contribution Agreement, following notice of the anticipated first delivery of wood pellets to the Wilmington terminal from the Hamlet plant, Wilmington, Hamlet, and the First Hancock JV will enter into the Wilmington Hamlet TSA and we will make a final payment of $74.0 million in cash and common units representing limited partner interests in the Partnership to the First Hancock JV, subject to certain conditions, as deferred consideration for the Wilmington Drop-Down.
Wilmington also entered into a throughput option agreement with our sponsor granting the sponsor, subject to certain conditions, the option to obtain terminal services at the Wilmington terminal at marginal cost throughput rates for wood pellets produced by one of our sponsor’s potential wood pellet production plants.
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
Sampson Construction Payments
Pursuant to payment agreements between us and the First Hancock JV, the First Hancock JV agreed to pay an aggregate amount of $2.9 million to us in consideration for costs incurred by us to repair or replace certain equipment at the Sampson plant following the consummation of the Sampson Drop-Down. As of December 31, 2018, $2.9 million has been received and no further amounts are outstanding.
Holdings TSA
In connection with the Wilmington Drop-Down, Wilmington and the sponsor entered into a terminal services agreement providing for wood pellet receipt, storage, handling and loading services by the Wilmington terminal on behalf of the sponsor (the “Holdings TSA”). Pursuant to the Holdings TSA, which remains in effect until September 1, 2026, the sponsor agreed to deliver a minimum of 125,000 MT per quarter and pay a fixed fee on a per-ton basis for the terminal services.
In February 2018, the Holdings TSA was amended and assigned to Enviva Pellets Greenwood, LLC, a wholly owned subsidiary of Enviva JV Development Company, LLC, a joint venture between our sponsor and John Hancock Life Insurance

Company (U.S.A.) and certain of its affiliates (“Second Hancock JV”). Deficiency payments are due to Wilmington if quarterly minimum throughput requirements are not met.
EVA-MGT Contracts
In January 2016 we entered into a contract with the First Hancock JV to supply 375,000 MTPY of wood pellets (the “EVA‑MGT Contract”) to MGT Teesside Limited’s Tees Renewable Energy Plant (the “Tees REP”), which is under development. The EVA-MGT Contract commences in 2019, ramps to full supply in 2021 and continues through 2034. The EVA-MGT Contract is denominated in U.S. Dollars for commissioning volumes in 2019 and in British Pound Sterling (“GBP”) thereafter.
We entered into a second supply agreement with the First Hancock JV in connection with the Sampson Drop-Down to supply an additional 95,000 MTPY of the contracted volume to the Tees REP. The contract, which is denominated in GBP, commences in 2020 and continues through 2034.
Registration Rights Agreement
In connection with our initial public offering (“IPO”) on May 4, 2015, we entered into a registration rights agreement with our sponsor pursuant to which we may be required to register the sale of the common units issued (or issuable) to our sponsor. Under the registration rights agreement, our sponsor will have the right to request that we register the sale of such common units held by it, and our sponsor will have the right to require us to make available shelf registration statements permitting sales of such common units into the market from time to time over an extended period, subject to certain limitations. In addition, the registration rights agreement gives our sponsor piggyback registration rights under certain circumstances. The registration rights agreement also includes provisions dealing with indemnification and contribution and allocation of expenses. All of such common units held by our sponsor and any permitted transferee will be entitled to these registration rights.
Purchase Rights Agreement
In connection with the IPO, we entered into a the Purchase Rights Agreement with our sponsor pursuant to which our sponsor will provide to us, through May 2020, a right of first offer to purchase any wood pellet production plant or deep‑water marine terminal that it, its subsidiaries or any other entity that it controls (including the Hancock JVs) owns and proposes to sell (each, a “ROFO Asset”). We will have thirty days following receipt of the sponsor entity’s intention to sell a ROFO Asset to propose an offer for the ROFO Asset. If we submit an offer, our sponsor will negotiate with us exclusively and in good faith to enter into a letter of intent or definitive documentation for the purchase of the ROFO Asset on mutually acceptable terms. If we are unable to agree to terms within 45 days, the sponsor entity will have 150 days to enter into definitive documentation with a third party purchaser on terms that are, in the good faith judgment of the sponsor entity selling such ROFO Assets, superior to the most recent offer proposed by us.
Biomass Option Agreement – Enviva Holdings, LP
In February 2017, we entered into a master biomass purchase and sale agreement and a confirmation thereunder with the sponsor (together, the “Option Contract”), pursuant to which we have the option to purchase certain volumes of wood pellets from the sponsor and the sponsor has a corresponding right to re-purchase volumes purchased by us. The Option Contract terminated in accordance with its terms in March 2018.
Management Services Agreement
In April 2015, all of our employees and management became employed by Enviva Management, and we and our General Partner entered into the MSA with Enviva Management, pursuant to which Enviva Management provides us with all services necessary for the operation of our business. The MSA has a term of five years, which is automatically renewed unless terminated by us for cause. Enviva Management is also able to terminate the agreement if we fail to reimburse it for its costs and expenses allocable to us.
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

Other Transactions with Related Persons
Enviva FiberCo, LLC
We purchase raw materials from Enviva FiberCo, LLC (“FiberCo”), a wholly owned subsidiary of the sponsor. Raw material purchases from FiberCo during 2018, 2017 and 2016 were $7.1 million, $8.5 million and $3.7 million, respectively.
Greenwood Contract
In February 2018, we entered into a contract with Enviva Pellets Greenwood, LLC (“Greenwood”), a wholly owned subsidiary of the Second Hancock JV, which owns a wood pellet production plant in Greenwood, South Carolina (the “Greenwood plant”), to purchase wood pellets produced by the Greenwood plant through March 2022 and have a take-or-pay obligation with respect to 550,000 MTPY of wood pellets (prorated for partial contract years) beginning in mid-2019 (the “Greenwood contract”) and subject to Greenwood’s option to increase or decrease the volume by 10% each contract year.
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
The Conflicts of Interest Policy provides that the board may approve certain contracts (“Affiliated Contracts”) between us, on the one hand, and the General Partner and any of its affiliates, on the other hand, so long as the board reasonably determines that such contracts are on terms (in the aggregate) not less favorable to us than could be obtained on an arm’s‑length basis from an unrelated third party, taking into account the totality of the circumstances involved.
The Conflicts of Interest Policy also provides that either of the Chief Executive Officer or the Chief Financial Officer (each, an “Approving Officer”) of our General Partner have the authority, without prior board approval but subject to board review, to approve certain Affiliated Contracts involving asset transfers or leases in order to promote the proper functioning of our day-to-day business affairs so long as the applicable Approving Officer and the General Counsel of our General Partner determine, after reasonable inquiry, that such Affiliated Contracts are on terms (in the aggregate) not less favorable to us than could be obtained on an arm’s‑length basis from an unrelated third party, taking into account the totality of the circumstances involved.
The Conflicts of Interest Policy was adopted in connection with the closing of our IPO and, as a result, the transactions described above that were entered into prior to or in connection with the IPO were not reviewed according to such procedures.
Director Independence
See Part III, Item 10. “Directors, Executive Officers and Corporate Governance” for information regarding the directors of our General Partner and independence requirements applicable to the board of directors of our General Partner and its committees.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
KPMG LLP (“KPMG”) served as our independent auditor for the years ended December 31, 2018 and 2017. The following table presents fees paid for professional audit services rendered by KPMG for the audit of our annual financial statements for the years ended December 31, 2018 and 2017, and fees for other services rendered by KPMG:

	Year Ended December 31,
(in thousands)	2018	2017
Audit fees(1)	$1,490	$1,902
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$1,490	$1,902
____________________________________________

(1)	Fees for audit services related to the fiscal year consolidated audit, quarterly reviews, registration statements and services that were provided in connection with statutory and regulatory filings.
Policy for Approval of Audit and Permitted Non-Audit Services
Before the independent registered public accounting firm is engaged by us or our subsidiaries to render audit or non‑audit services, the audit committee must pre-approve the engagement. Audit committee pre-approval of audit and non-audit services is not required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by the audit committee. The chairman of the audit committee has the authority to grant pre-approvals, provided such approvals are within the pre-approval policy and presented to the audit committee at a subsequent meeting.
The audit committee approved the appointment of KPMG as our independent auditor to conduct the audit of our consolidated financial statements for the year ended December 31, 2018 and all of the services described above.

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
10.3†
Management Services Agreement by and among Enviva Partners, LP, Enviva Partners GP, LLC, Enviva, LP, Enviva GP, LLC, the subsidiaries of Enviva, LP party thereto and Enviva Management Company, LLC, dated as of April 9, 2015 (Exhibit 10.12, Form S‑1 Registration Statement filed April 15, 2015, File No. 333‑199625)

10.4
Fourth Amendment to Credit Agreement and Second Amendment to Guarantee and Collateral Agreement, dated as of October 18, 2018, by and among Enviva Partners, LP, as Borrower, certain subsidiaries of the Borrower and Barclays Bank PLC, as Administrative Agent and Collateral Agent. (Exhibit 10.1, Form  8-K filed October 19, 2018, File No. 001-37363)

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

10.12†	Form of Assignment, Assumption and Amendment Agreement (relating to employment agreements) (Exhibit 10.19, Form S‑1 Registration Statement filed April 3, 2015, File No. 333‑199625)
10.13†*	Third Amended and Restated Employment Agreement between Edward R. Smith and Enviva Management Company, LLC, dated February 27, 2019
10.14†*	Second Amended and Restated Employment Agreement between John K. Keppler and Enviva Management Company, LLC, dated February 27, 2019
10.15	Biomass Supply Agreement between Enviva Partners, LP and Enviva Wilmington Holdings, LLC, dated January 22, 2016 (Exhibit 10.22, Form 10‑K filed March 8, 2016, File No. 001‑37363)
10.16*	Terminal Services Agreement between Enviva, LP and Enviva Port of Wilmington, LLC, dated December 14, 2016

Exhibit Number	Exhibit
10.17*	Employment Agreement between Shai Even and Enviva Management Company, LLC, dated May 30, 2018 (Exhibit 10.2, Form 8-K filed June 4, 2018, File No. 001-37363)
10.18*	Separation Agreement and General Release of Claims between Stephen F. Reeves and Enviva Management Company, dated June 4, 2018 (Exhibit 10.1, Form 8-K filed June 4, 2018, File No. 001-37363)
21.1*	List of Subsidiaries of Enviva Partners, LP
23.1*	Consent of KPMG LLP
24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10‑K)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document.
101.PRE	XBRL Presentation Linkbase Document
____________________________________________
*    Filed herewith.
**    Furnished herewith.
†    Management Contract or Compensatory Plan or Arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ENVIVA PARTNERS, LP

	By:	Enviva Partners GP, LLC, as its sole general partner

Date: March 1, 2019	By:	/s/ JOHN K. KEPPLER
John K. Keppler
Title: Chairman, President and Chief Executive Officer of Enviva Partners GP, LLC, the general partner of Enviva Partners, LP

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of William H. Schmidt, Jr. and Jason E. Paral as his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JOHN K. KEPPLER	Chairman, President and Chief Executive Officer	March 1, 2019
John K. Keppler	(Principal Executive Officer)

/s/ SHAI S. EVEN	Executive Vice President and Chief Financial Officer	March 1, 2019
Shai S. Even	(Principal Financial Officer)

/s/ JAMES P. GERAGHTY	Vice President, Operations Finance	March 1, 2019
James P. Geraghty	(Principal Accounting Officer)

/s/ JIM H. DERRYBERRY	Director	March 1, 2019
Jim H. Derryberry

/s/ RALPH ALEXANDER	Director	March 1, 2019
Ralph Alexander

/s/ CARL L. WILLIAMS	Director	March 1, 2019
Carl L. Williams

/s/ ROBIN J. A. DUGGAN	Director	March 1, 2019
Robin J. A. Duggan

/s/ JOHN C. BUMGARNER, JR.	Director	March 1, 2019
John C. Bumgarner, Jr.

/s/ WILLIAM K. REILLY	Director	March 1, 2019
William K. Reilly

/s/ JANET S. WONG	Director	March 1, 2019
Janet S. Wong

/s/ CHRISTOPHER B. HUNT	Director	March 1, 2019
Christopher B. Hunt

/s/ GARY L. WHITLOCK	Director	March 1, 2019
Gary L. Whitlock