Form 10-Q
period 2019-03-31
Enviva Partners, LP
filed 2019-05-09
CIK 1592057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Units	EVA	New York Stock Exchange
As of May 3, 2019, 33,456,811 common units were outstanding.

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

•	the prices at which we are able to sell our products;

•	failure of the Partnership’s customers, vendors and shipping partners to pay or perform their contractual obligations to the Partnership;

•	our inability to successfully execute our project development and construction activities on time and within budget;

•	the creditworthiness of our contract counterparties;

•
the amount of low-cost wood fiber that we are able to procure and process, which could be adversely affected by, among other things, disruptions in supply or operating or financial difficulties suffered by our suppliers;

•	changes in the price and availability of natural gas, coal or other sources of energy;

•	changes in prevailing economic conditions;

•	our inability to complete acquisitions, including acquisitions from our sponsor and joint ventures, or to realize the anticipated benefits of such acquisitions;

•	inclement or hazardous environmental conditions, including extreme precipitation, temperatures and flooding;

•	fires, explosions or other accidents;

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

•	changes in the regulatory treatment of biomass in core and emerging markets;

•	our inability to timely acquire or maintain necessary permits or rights for our production, transportation or terminaling operations as well as expenditures associated therewith;

•	changes in the price and availability of transportation;

•	changes in foreign currency exchange rates or interest rates, and the failure of our hedging arrangements to effectively reduce our exposure to the risks related thereto;

•	risks related to our indebtedness;

•	our failure to maintain effective quality control systems at our production plants and deep-water marine terminals, which could lead to the rejection of our products by our customers;

•	changes in the quality specifications for our products that are required by our customers;

•	labor disputes;

•	our inability to hire, train or retain qualified personnel to manage and operate our business and newly acquired assets;

•	the effects of the anticipated exit of the United Kingdom from the European Union on our and our customers’ businesses; and

•	our inability to borrow funds and access capital markets.
Please read the risks described in our Annual Report on Form 10-K for the year ended December 31, 2018. All forward-looking statements in this Quarterly Report are expressly qualified in their entirety by the foregoing cautionary statements.
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
net calorific value: commonly used in the power industry as the means of expressing fuel energy.
off-take contract: an agreement concerning the purchase and sale of a certain volume of a given resource such as wood pellets.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
ENVIVA PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except number of units)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$106,745	$2,460
Accounts receivable	64,904	54,794
Insurance receivables	1,300	5,140
Related-party receivables	13,558	1,392
Inventories	27,999	31,490
Prepaid expenses and other current assets	2,391	2,235
Total current assets	216,897	97,511

Property, plant and equipment, net	560,372	557,028
Operating lease right-of-use assets, net	26,957	—
Goodwill	85,615	85,615
Other long-term assets	5,939	8,616
Total assets	$895,780	$748,770

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$7,667	$15,551
Related-party payables and accrued liabilities	17,294	28,225
Deferred consideration for Wilmington Drop-Down due to related-party	74,000	74,000
Accrued and other current liabilities	58,656	41,400
Current portion of interest payable	13,020	5,434
Current portion of long-term debt and finance lease obligations	2,762	2,722
Total current liabilities	173,399	167,332
Long-term debt and finance lease obligations	475,975	429,933
Long-term operating lease liabilities	27,730	—
Long-term interest payable	1,040	1,010
Other long-term liabilities	2,165	3,779
Total liabilities	680,309	602,054
Commitments and contingencies

Partners’ capital:
Limited partners:
Common unitholders—public (18,176,319 and 14,573,452 units issued and outstanding at March 31, 2019 and December 31, 2018, respectively)	290,845	207,612
Common unitholder—sponsor (11,905,138 units issued and outstanding at March 31, 2019 and December 31, 2018)	60,011	72,352
General partner (no outstanding units)	(135,680)	(133,687)
Accumulated other comprehensive income	295	439
Total partners’ capital	215,471	146,716
Total liabilities and partners’ capital	$895,780	$748,770
See accompanying notes to condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per unit amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Product sales	$156,599	$122,322
Other revenue (1)	1,770	3,002
Net revenue	158,369	125,324
Cost of goods sold (1)	137,392	121,038
Depreciation and amortization	11,070	9,304
Total cost of goods sold	148,462	130,342
Gross margin	9,907	(5,018)
General and administrative expenses (1)	9,837	6,804
Income (loss) from operations	70	(11,822)
Other income (expense):
Interest expense	(9,633)	(8,645)
Other income, net	640	1,132
Total other expense, net	(8,993)	(7,513)
Net loss	$(8,923)	$(19,335)
Net loss per limited partner common unit:
Basic	$(0.42)	$(0.78)
Diluted	$(0.42)	$(0.78)
Net loss per limited partner subordinated unit:
Basic	$—	$(0.78)
Diluted	$—	$(0.78)
Weighted-average number of limited partner units outstanding:
Common—basic	26,759	14,438
Common—diluted	26,759	14,438
Subordinated—basic and diluted	—	11,905

(1) See Note 12, Related-Party Transactions
See accompanying notes to condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(8,923)	$(19,335)
Other comprehensive loss:
Net unrealized losses on cash flow hedges	(55)	(1,328)
Reclassification of net (gains) losses realized into net loss	(107)	1
Total other comprehensive loss	(162)	(1,327)
Total comprehensive loss	$(9,085)	$(20,662)
See accompanying notes to condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Partners’ Capital
(In thousands)
(Unaudited)

	General Partner Interest	Limited Partners’ Capital				Accumulated Other Comprehensive Income	Total Partners' Capital
		Common Units— Public		Common Units— Sponsor
		Units	Amount	Units	Amount
Partners' capital, December 31, 2018	$(133,687)	14,573	$207,612	11,905	$72,352	$439	$146,716
Distributions to unitholders, distribution equivalent and incentive distribution rights	(1,671)	—	(10,269)	—	(7,619)	—	(19,559)
Issuance of units through Long-Term Incentive Plan	(2,129)	94	659	—	—	—	(1,470)
Issuance of common units, net	—	3,509	96,661	—	—	—	96,661
Non-cash Management Services Agreement expenses	136	—	2,072	—	—	—	2,208
Cumulative effect of accounting change - derivative instruments	—	—	(10)	—	(8)	18	—
Other comprehensive loss	—	—	—	—	—	(162)	(162)
Net income (loss)	1,671	—	(5,880)	—	(4,714)	—	(8,923)
Partners' capital, March 31, 2019	$(135,680)	18,176	$290,845	11,905	$60,011	$295	$215,471
See accompanying notes to condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Partners’ Capital (Continued)
(In thousands)
(Unaudited)

	General Partner Interest	Limited Partners’ Capital						Accumulated Other Comprehensive Loss	Total Partners' Capital
		Common Units— Public		Common Units— Sponsor		Subordinated Units— Sponsor
		Units	Amount	Units	Amount	Units	Amount
Partners' capital, December 31, 2017	$(128,569)	13,073	$224,027	1,347	$16,050	11,905	$101,901	$(3,040)	$210,369
Distributions to unitholders, distribution equivalent and incentive distribution rights	(1,130)	—	(8,833)	—	(784)	—	(7,381)	—	(18,128)
Issuance of units through Long-Term Incentive Plan	(2,129)	99	(164)	(82)	(1,301)	—	—	—	(3,594)
Issuance of common units, net	—	8	241	—	—	—	—	—	241
Non-cash Management Services Agreement expenses	102	—	931	—	—	—	—	—	1,033
Other comprehensive loss	—	—	—	—	—	—	—	(1,327)	(1,327)
Net income (loss)	1,130	—	(10,233)	—	(983)	—	(9,249)	—	(19,335)
Partners' capital, March 31, 2018	$(130,596)	13,180	$205,969	1,265	$12,982	11,905	$85,271	$(4,367)	$169,259
See accompanying notes to condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(8,923)	$(19,335)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	11,208	9,408
Amortization of debt issuance costs, debt premium and original issue discounts	295	272
Impairment of inventory	—	10,383
Loss on disposal of assets	—	1,130
Unit-based compensation	2,472	1,343
Fair value changes in derivatives	2,216	525
Unrealized gains (losses) on foreign currency transactions, net	92	(69)
Change in operating assets and liabilities:
Accounts and insurance receivables	(6,359)	31,232
Related-party receivables	(8,022)	1,800
Prepaid expenses and other current and long-term assets	(72)	(50)
Inventories	3,366	(16,509)
Derivatives	298	(601)
Accounts payable, accrued liabilities and other current liabilities	(1,229)	8,677
Related-party payables and accrued liabilities	(12,330)	(6,501)
Accrued interest	7,514	7,574
Operating lease liabilities	(893)	—
Other long-term liabilities	98	37
Net cash (used in) provided by operating activities	(10,269)	29,316
Cash flows from investing activities:
Purchases of property, plant and equipment	(11,279)	(1,999)
Net cash used in investing activities	(11,279)	(1,999)
Cash flows from financing activities:
Proceeds from (repayments on) long-term debt and finance lease obligations, net	45,447	(1,172)
Proceeds from common unit issuances (net in 2018)	100,000	241
Distributions to unitholders, distribution equivalent rights and incentive distribution rights holder	(19,614)	(17,847)
Payment to General Partner to purchase affiliate common units for Long-Term Incentive Plan vesting	—	(2,341)
Payment for withholding tax associated with Long-Term Incentive Plan vesting	—	(1,665)
Net cash provided by (used in) financing activities	125,833	(22,784)
Net increase in cash, cash equivalents and restricted cash	104,285	4,533
Cash, cash equivalents and restricted cash, beginning of period	2,460	524
Cash, cash equivalents and restricted cash, end of period	$106,745	$5,057

See accompanying notes to condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Non-cash investing and financing activities:
The Partnership acquired property, plant and equipment in non-cash transactions as follows:
Property, plant and equipment acquired included in accounts payable and accrued liabilities	$11,237	$1,587
Property, plant and equipment acquired under finance lease obligations	626	674
Property, plant and equipment transferred from inventories	—	2
Property, plant and equipment capitalized interest	102	—
Distributions included in liabilities	873	1,352
Withholding tax payable associated with Long-Term Incentive Plan vesting	1,870	—
Common unit issuance costs in accrued liabilities	3,339	—
Depreciation capitalized to inventories	442	1,037
Supplemental cash flow information:
Interest paid	$1,929	$795
See accompanying notes to condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

(1) Description of Business and Basis of Presentation
Description of Business
Enviva Partners, LP, together with its subsidiaries (“we,” “us,” “our” or the “Partnership”), supplies utility-grade wood pellets primarily to major power generators under long-term, take-or-pay off-take contracts. We procure wood fiber and process it into utility-grade wood pellets and load the finished wood pellets into railcars, trucks and barges for transportation to deep-water marine terminals, where they are received, stored and ultimately loaded onto oceangoing vessels for delivery to our principally European, and increasingly Japanese, customers under long-term, take-or-pay contracts.
As of March 31, 2019, we owned and operated six industrial-scale wood pellet production plants located in the Mid-Atlantic and Gulf Coast regions of the United States. In addition to the volumes from our plants, we also procure wood pellets from third parties and Enviva Pellets Greenwood, LLC (“Greenwood”), a wholly owned subsidiary of Enviva JV Development Company, LLC (the “Second JV”), a joint venture between Enviva Holdings, LP (together with its wholly owned subsidiaries Enviva MLP Holdco, LLC and Enviva Development Holdings, LLC, where applicable, the “sponsor”) and John Hancock Life Insurance Company (U.S.A.) and certain of its affiliates. Greenwood owns a wood pellet production plant in Greenwood, South Carolina (the “Greenwood plant”). Wood pellets are exported from our wholly owned dry-bulk, deep-water marine terminal in Chesapeake, Virginia (the “Chesapeake terminal”) and terminal assets in Wilmington, North Carolina (the “Wilmington terminal”), and from third-party deep-water marine terminals in Mobile, Alabama and Panama City, Florida, under a short-term and a long-term contract, respectively.
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
Certain amounts related to the change in the fair value of derivatives have been reclassified to product sales from other income for 2018 to conform to current period presentation. Certain amounts on our condensed consolidated statements of cash flows related to insurance recoveries have been reclassified to accounts and insurance receivables for 2018 to conform to current period presentation.
The unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2018.
(2) Significant Accounting Policies
During interim periods, we follow the accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 except for our adoption on and as of January 1, 2019 of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) and ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.
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

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

Accounting Standards Adopted
Leases
ASU 2016-02 established a right-of-use (“ROU”) model that requires lessees to recognize a ROU asset and corresponding lease liability on the balance sheet for all leases with a term of longer than 12 months and classify leases as operating or finance. Operating lease expense is recorded in a single financial statement line item on a straight-line basis over the lease term. Amortization of the ROU asset is the calculated difference between straight-line lease expense and the accretion of interest on the lease liability each period.
We adopted ASU 2016-02 on and as of January 1, 2019 using the modified retrospective transition method, which we applied to all leases existing at the date of initial application of the ASU. We elected to use the effective date as the date of initial application, as opposed to the beginning of the earliest comparative period presented in the financial statements; consequently, financial information and disclosures are not presented under the new standard for periods prior to January 1, 2019. We elected the package of three practical expedients under the transition guidance within the new standard, which permitted us to reassess our prior conclusions under the previous guidance concerning lease identification, lease classification and initial direct leasing costs. We elected the practical expedient to not evaluate existing or expired land easements that were not accounted for as leases under previous guidance. We did not, however, elect the separate practical expedient pertaining to the use of hindsight in determining the lease term for existing leases. We have a significant contract containing both lease and nonlease components, which are accounted for separately. As this contract has fixed payments, the allocation of lease and nonlease components is based on relative standalone price.
The adoption of the new standard as of January 1, 2019 resulted in the recognition of operating lease ROU assets of $27.4 million, net of $2.1 million of deferred rent liabilities existing as of December 31, 2018, and operating lease liabilities of $29.5 million for operating leases related to real estate, machinery and equipment and other operating leases with terms of longer than 12 months. The amounts recognized as of January 1, 2019 were based on the present value of the remaining minimum rental payments under previous leasing standards for existing operating leases. The classification of a lease affects the pattern and classification of expense recognition in the income statement, which is unchanged from under the previous accounting method. The adoption of the new standard did not change our accounting for finance leases (which were described as “capital leases” under the previous standard) or impact our results of operations and cash flows. See Note 8, Leases.
Derivative Instruments
We adopted ASU 2017-12 on and as of January 1, 2019 using the modified retrospective method, which requires the recognition of the cumulative effect of the change on the opening balance of each affected component of equity in the statement of changes in partner’s capital as of the date of adoption of the new standard. Upon adoption of ASU 2017-12, we no longer measure and recognize ineffectiveness related to designated and qualifying cash flow hedges in earnings; as a result, any ineffectiveness is included in accumulated other comprehensive income. On January 1, 2019, we recorded a nominal cumulative effect adjustment to accumulated other comprehensive income and common units in partners’ capital. See Note 9, Derivatives.
Recently Issued Accounting Standards not yet Adopted
Currently, there are no recently issued accounting standards not yet adopted by us that we expect to be reasonably likely to materially impact the financial position, results of operations or cash flows of the Partnership.
(3) Revenue
Performance Obligations
As of March 31, 2019, the aggregate amount of revenues from contracts with customers allocated to performance obligations that were unsatisfied or partially satisfied was approximately $7.9 billion. This amount excludes forward prices related to variable consideration including inflation and foreign currency and commodity prices. Also, this amount excludes the effects of related foreign currency derivative contracts as they do not represent contracts with customers. As of April 1, 2019 we expect to recognize approximately 7.0% of our remaining performance obligations as revenue during the remainder of 2019, an additional 11.0% in 2020 and the balance thereafter. Our off-take contracts expire at various times through 2040 and our terminal services contracts extend into 2026.

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
Variable consideration from terminal services contracts, which was not material for the three months ended March 31, 2019, arises from price increases based on agreed inflation indices and from above-minimum throughput quantities or services.
We allocate variable consideration under our off-take and terminal services contracts entirely to each performance obligation to which variable consideration relates. The estimate of variable consideration represents the amount that is not more likely than not to be reversed. For the three months ended March 31, 2019, we recognized $0.1 million of revenue related to performance obligations satisfied in previous periods.
Contract Balances
Accounts receivable related to product sales as of March 31, 2019 and December 31, 2018 were $58.9 million and $51.3 million, respectively. We had $0.2 million and $0.3 million of deferred revenue as of March 31, 2019 and December 31, 2018, respectively, for future performance obligations associated with off-take contracts.
(4) Significant Risks and Uncertainties Including Business and Credit Concentrations
Our business is significantly impacted by greenhouse gas emission and renewable energy legislation and regulations in the European Union as well as its member states and Japan. If the European Union, its member states or Japan significantly modify such legislation or regulations, then our ability to enter into new contracts as our existing contracts expire may be materially affected.
Our current sales are primarily to industrial customers located in the United Kingdom, Denmark and Belgium. Product sales to third-party customers that accounted for 10% or a greater share of consolidated product sales are as follows:

	Three Months Ended March 31,
	2019	2018
Customer A	40%	38%
Customer B	11%	7%
Customer C	16%	6%
Customer D	25%	34%
(5) Inventory Impairment and Asset Disposal
On February 27, 2018, a fire occurred at the Chesapeake terminal, causing damage to equipment and approximately 43,000 MT of wood pellets (the “Chesapeake Incident”). The Chesapeake terminal returned to operations on June 28, 2018. During the three months ended March 31, 2018, we incurred $28.4 million in costs as a result of the Chesapeake Incident related to asset impairment, inventory write-off and disposal costs, emergency response costs, asset repair costs and business continuity costs, the latter of which represented incremental costs to commission temporary wood pellet storage and handling and ship loading operations at nearby locations to meet our contractual obligations to our customers. As of March 31, 2018, we had recovered $8.9 million related to the Chesapeake Incident, which included $1.1 million of lost profits. As of December 31, 2018, $3.8 million of probable insurance recoveries for the then-remaining costs not yet recovered were included in insurance receivables; we received the $3.8 million in probable insurance recoveries (plus $0.5 million recognized as other income) in February 2019.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

(6) Inventories
Inventories consisted of the following at:

	March 31, 2019	December 31, 2018
Raw materials and work-in-process	$5,594	$4,936
Consumable tooling	17,750	17,561
Finished goods	4,655	8,993
Total inventories	$27,999	$31,490
(7) Property, Plant and Equipment
Property, plant and equipment consisted of the following at:

	March 31, 2019	December 31, 2018
Land	$13,492	$13,492
Land improvements	44,990	44,990
Buildings	196,574	196,574
Machinery and equipment	436,630	434,776
Vehicles	635	635
Furniture and office equipment	6,148	6,148
Leasehold improvements	987	987
Property, plant and equipment - in service	699,456	697,602
Less accumulated depreciation	(165,929)	(154,967)
Property, plant and equipment - in service, net	533,527	542,635
Construction in progress	26,845	14,393
Total property, plant and equipment, net	$560,372	$557,028
Total depreciation expense was $11.2 million and $9.3 million for the three months ended March 31, 2019 and 2018, respectively. Total interest capitalized related to construction in progress was $0.1 million for the three months ended March 31, 2019. We did not capitalize interest related to construction in progress during the three months ended March 31, 2018.
(8) Leases
We have operating and finance leases related to real estate, machinery, equipment and other assets where we are the lessee. Leases with an initial term of 12 months or less are not recorded on the balance sheet but are recognized as lease expense on a straight-line basis over the applicable lease terms. Amortization of the ROU asset is calculated as the difference between straight-line lease expense and the accretion of interest on the lease liability each period. In addition to fixed lease payments, we have contracts that incur variable lease expense related to usage (e.g. throughput fees, maintenance and repair and machine hours), which are expensed as incurred. Our leases have remaining terms of one to 28 years, some of which include options to extend the leases for up to 5 years. Our leases are generally noncancellable. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.
A discount rate is applied to our leases for balance sheet measurement. As rates are not explicitly defined in the operating and finance lease agreements, we use our incremental borrowing rate for purposes of measuring the ROU assets and lease liabilities for recognized leases. This is a secured interest rate which takes into account our credit rating, the term of our leases, as well as the economic environment in which we operate. Each lease uses a secured interest rate with a term commensurate to the identified lease term.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

Operating leases are included in operating lease right-of-use assets, accrued and other current liabilities and long-term operating lease liabilities on our condensed consolidated balance sheets. Finance leases are included in property, plant and equipment, current portion of long-term debt and finance lease obligations and long-term debt and finance lease obligations on our condensed consolidated balance sheets. Changes in right-of-use assets and operating lease liabilities are included net in change in operating lease liabilities on the condensed consolidated statement of cash flows.
Operating lease ROU assets and liabilities and finance leases were as follows at:

March 31, 2019
Operating leases:
Operating lease ROU assets, gross	$29,490
Accumulated amortization	(2,533)
Operating lease ROU assets, net	$26,957

Long-term operating lease liabilities	$27,730
Current portion of operating lease liabilities	1,393
Total operating lease liabilities	$29,123

Finance leases:
Property, plant and equipment, gross	$8,461
Accumulated depreciation	(3,734)
Property plant and equipment, net	$4,727

Current portion of long-term finance lease obligations	$2,754
Long-term finance lease obligations	1,963
Total finance lease liabilities	$4,717
Operating and finance lease costs were as follows:

Lease Cost	Classification	Three Months Ended March 31, 2019
Operating lease cost:
Fixed lease cost	Cost of goods sold	$1,034
Variable lease cost	Cost of goods sold	6
Short-term lease costs	Cost of goods sold	—

Finance lease cost:
Amortization of leased assets	Depreciation and amortization	719
Variable lease cost	Cost of goods sold	4
Interest on lease liabilities	Interest expense	52
	Total lease cost	$1,815

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

Operating and finance lease cash flow information was as follows:

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$893
Operating cash flows from financing leases	52
Financing cash flows from financing leases	551

Assets obtained in exchange for lease obligations:
Operating leases	$—
Financing leases	626
The future minimum lease payments and the aggregate maturities of operating and finance lease liabilities are as follows as of March 31, 2019:

Years Ending December 31,	Operating Leases	Finance Leases	Total
Remainder of 2019	$2,689	$2,374	$5,063
2020	3,224	1,861	5,085
2021	2,939	605	3,544
2022	2,729	46	2,775
2023	2,678	43	2,721
Thereafter	59,320	4	59,324
Total lease payments	73,579	4,933	78,512
Less: imputed interest	(44,456)	(216)	(44,672)
Total present value of lease liabilities	$29,123	$4,717	$33,840
The future minimum lease payments as of December 31, 2018 for operating and finance lease liabilities were $73.8 million and $4.8 million, respectively.
The weighted-average remaining lease terms and discount rates for our operating and finance leases were weighted using the undiscounted future minimum lease payments and are as follows at:

March 31, 2019
Weighted average remaining lease term (years):
Operating leases	27
Finance leases	2

Weighted average discount rate:
Operating leases	8%
Finance leases	5%
(9) Derivative Instruments
We use derivative instruments to partially offset our business exposure to foreign currency exchange and interest rate risk. We may enter into foreign currency forward and option contracts to offset some of the foreign currency exchange risk on our expected future cash flows and interest rate swaps to offset some of the interest rate risk on our expected future cash flows from certain borrowings. Our derivative instruments expose us to credit risk to the extent that our hedge counterparties may be unable to meet

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

the terms of the applicable derivative instrument. We seek to mitigate such risks by limiting our counterparties to major financial institutions. In addition, we monitor the potential risk of loss with any one counterparty resulting from credit risk. Management does not expect material losses as a result of defaults by counterparties. We use derivative instruments to manage cash flow and not for speculative or trading purposes.
Cash Flow Hedges
For qualifying cash flow hedges, the effective and ineffective portion of the gain or loss on the change in fair value is initially reported as a component of accumulated other comprehensive income in partners’ capital and subsequently reclassified into earnings when the hedged exposure affects earnings. Prior to January 1, 2019 and the adoption of ASU 2017-12 (see Note 2, Significant Accounting Policies), the ineffective portion of the gain or loss, if any, was reported in earnings in the current period. We considered our cash flow hedges to be highly effective at inception. Changes in fair value for derivative instruments not designated as hedging instruments are recognized in earnings.
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
Interest Rate Risk
We are exposed to fluctuations in interest rates on borrowings under our senior secured revolving credit facility. We have entered into a pay-fixed, receive-variable interest rate swap that expires in April 2020 to hedge the interest rate risk associated with our variable rate borrowings under our senior secured revolving credit facility. The interest rate swap is designated and qualifies as a cash flow hedge.
The fair value of derivative instruments as of March 31, 2019 and December 31, 2018 were as follows:

		Asset (Liability)
	Balance Sheet Classification	March 31, 2019	December 31, 2018
Designated as hedging instruments:
Interest rate swap
	Other current assets	$328	$508
	Other long-term assets	99	118
Total derivatives designated as hedging instruments		$427	$626

Not designated as hedging instruments:
Foreign currency exchange forward contracts:
	Prepaid and other current assets	$1,012	$794
	Other long-term assets	800	1,810
	Accrued and other current liabilities	(388)	(68)
	Other long-term liabilities	(415)	(179)

Foreign currency purchased option contracts:
	Prepaid and other current assets	49	22
	Other long-term assets	2,189	3,348
Total derivatives not designated as hedging instruments		$3,247	$5,727

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

Net losses related to the change in fair market value of derivative instruments not designated as hedging instruments were $2.0 million and $0.8 million during the three months ended March 31, 2019 and 2018, respectively, and are included in product sales. Realized gains related to derivatives settled during the period were $0.1 million and $0.3 million during the three months ended March 31, 2019 and 2018, respectively, and are included in product sales.
As a result of our adoption of ASU 2017-12 on January 1, 2019 (see Note 2, Significant Accounting Policies), an insignificant amount of a cumulative effect of the accounting change was recognized to accumulated other comprehensive income to reflect that change of recognizing ineffectiveness related to designated and qualifying cash flow hedges in other comprehensive loss rather than net loss.
The effects of instruments that were designated as cash flow hedges and the related changes in accumulated other comprehensive loss and the gains and losses recognized in earnings for the three months ended March 31, 2019 were as follows:

	Amount of Loss in Other Comprehensive Loss on Derivative	Location of Gain Reclassified from Accumulated Other Comprehensive Loss	Amount of Gain Reclassified from Accumulated Other Comprehensive Loss into Earnings
Interest rate swap	(55)	Interest expense	107
The effects of instruments that were designated as cash flow hedges and the related changes in accumulated other comprehensive loss and the gains and losses recognized in earnings for the three months ended March 31, 2018 were as follows:

	Amount of (Loss) Gain in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of (Loss) Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency exchange forward contracts	$(1,325)	Product sales	$—	Product sales	$(1)
Foreign currency exchange purchased option contracts	(323)	Product sales	—	Product sales	—
Interest rate swap	320	Interest expense	(1)	Interest expense	1
We enter into master netting arrangements, which are designed to permit net settlement of derivative transactions among the respective counterparties. If we had settled all transactions with our respective counterparties at March 31, 2019, we would have received a net settlement termination payment of $3.7 million, which differs insignificantly from the recorded fair value of the derivatives. We present our derivative assets and liabilities at their gross fair values.
The notional amounts of outstanding derivative instruments associated with outstanding or unsettled derivative instruments were as follows:

	March 31, 2019	December 31, 2018
Foreign exchange forward contracts in GBP	£39,435	£42,170
Foreign exchange purchased option contracts in GBP	£39,365	£39,365
Foreign exchange forward contracts in EUR	€7,000	€14,300
Foreign exchange purchased option contracts in EUR	€1,675	€1,675
Interest rate swap	$38,460	$39,829

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

(10) Fair Value Measurements
The amounts reported in the unaudited condensed consolidated balance sheets as cash and cash equivalents, accounts receivable, insurance receivables, related-party receivables, prepaid expenses and other current assets, accounts payable, related-party payables and accrued liabilities, and accrued and other current liabilities approximate fair value because of the short-term nature of these instruments.
Derivative instruments and long-term debt and finance lease obligations, including the current portion, are classified as Level 2 instruments. The fair value of our senior notes (see Note 11, Long-Term Debt and Finance Lease Obligations – Senior Notes Due 2021) was determined based on observable market prices in a less active market and was categorized as Level 2 in the fair value hierarchy. The fair value of other long-term debt and finance lease obligations classified as Level 2 was determined based on the usage of market prices not quoted on active markets and other observable market data. The fair value of long-term debt and finance lease obligations are based upon rates currently available for debt and finance lease obligations with similar terms and remaining maturities. The carrying amount of derivative instruments approximates fair value.
The carrying amount and estimated fair value of long-term debt and finance lease obligations as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$353,008	$368,095	$352,843	$359,943
Other long-term debt and finance lease obligations	125,729	125,730	79,812	79,812
Total long-term debt and finance lease obligations	$478,737	$493,825	$432,655	$439,755
(11) Long-Term Debt and Finance Lease Obligations
Long-term debt and finance lease obligations at carrying value are composed of the following:

	March 31, 2019	December 31, 2018
Senior notes, net of unamortized discount, premium and debt issuance of $2.0 million as of March 31, 2019 and $2.2 million as of December 31, 2018	$353,008	$352,843
Senior secured revolving credit facility	119,000	73,000
Other loans	2,012	2,015
Finance leases	4,717	4,797
Total long-term debt and finance lease obligations	478,737	432,655
Less current portion of long-term debt and finance lease obligations	(2,762)	(2,722)
Long-term debt and finance lease obligations, excluding current installments	$475,975	$429,933
Senior Notes Due 2021
As of March 31, 2019 and December 31, 2018, we were in compliance with all covenants and restrictions associated with, and no events of default existed under, our 8.5% senior unsecured notes due 2021. Our obligations under the senior notes are guaranteed by certain of our subsidiaries.
Senior Secured Revolving Credit Facility
As of March 31, 2019 and December 31, 2018, we were in compliance with all covenants and restrictions associated with, and no events of default existed under, our senior secured revolving credit facility. Our obligations under the senior secured revolving credit facility are guaranteed by certain of our subsidiaries and secured by liens on substantially all of our assets.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

(12) Related-Party Transactions
Related-party transaction amounts included on the unaudited condensed consolidated statements of operations were as follows:

	Three Months Ended March 31,
	2019	2018
Other revenue	$592	$1,232
Cost of goods sold	19,998	15,139
General and administrative expenses	4,213	3,964
Management Services Agreement
Pursuant to a management services agreement (the “MSA”) with Enviva Management Company, LLC (“Enviva Management”), a wholly owned subsidiary of the sponsor, Enviva Management provides us with operations, general administrative, management and other services (the “Services”). We are required to reimburse Enviva Management for the amount of all direct or indirect internal or third-party expenses incurred by Enviva Management in connection with the provision of the Services. The MSA fee charged by Enviva Holdings, LP to us includes rent related amounts for non-cancelable operating leases for office space in Maryland and North Carolina held by Enviva Holdings, LP.
During the three months ended March 31, 2019, $13.6 million related to the MSA was included in cost of goods sold and $4.2 million was included in general and administrative expenses. As of March 31, 2019, $0.9 million incurred under the MSA was included in finished goods inventory.
During the three months ended March 31, 2018, $8.7 million related to the MSA was included in cost of goods sold and $4.0 million was included in general and administrative expenses.
As of March 31, 2019 and December 31, 2018, we had $9.0 million and $19.0 million, respectively, included in related-party payables primarily related to the MSA.
Common Control Transactions
In October 2017, we acquired from Enviva Wilmington Holdings, LLC (the “First JV”), a joint venture between our sponsor and John Hancock Life Insurance Company (U.S.A.) and certain of its affiliates, all of the issued and outstanding limited liability company interests in Enviva Port of Wilmington, LLC (“Wilmington”), which owns the Wilmington terminal assets (the “Wilmington Drop-Down”), for total consideration of $130.0 million, subject to certain conditions. The Wilmington Drop-Down included the Wilmington terminal assets and a long-term terminal services agreement with our sponsor (the “Holdings TSA”) to handle throughput volumes sourced from Greenwood. The purchase price included $74.0 million of deferred consideration, which is reflected on the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018. We paid in full the $74.0 million in deferred consideration for the Wilmington Drop-Down to the First JV on April 1, 2019. See Note 17, Subsequent Events.
In March 2019, Wilmington entered into a long-term terminal services agreement (the “Wilmington Hamlet TSA”) with the First JV and Enviva Pellets Hamlet, LLC (“Hamlet”) to receive, store and load wood pellets from the First JV’s production plant under construction in Hamlet, North Carolina (the “Hamlet plant”) following notice of the anticipated first delivery of wood pellets to the Wilmington terminal from the Hamlet plant. The Wilmington Hamlet TSA provides for deficiency payments to Wilmington if minimum throughput requirements are not met.
Related-Party Indemnification
We acquired Enviva Pellets Sampson, LLC (“Sampson”) from the First JV in December 2016 (the “Sampson Drop-Down”). Sampson owns a wood pellet production plant in Sampson County, North Carolina (the “Sampson plant”). In connection with the Sampson Drop-Down and the Wilmington Drop-Down, the First JV agreed to indemnify us, our affiliates and our respective officers, directors, managers, counsel, agents and representatives from all costs and losses arising from certain vendor liabilities and claims related to the construction of the Sampson plant and the Wilmington terminal that were included in the net assets

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

acquired. As of March 31, 2019 and December 31, 2018, the related-party receivable associated with such amounts was $4.5 million and $0.3 million, respectively.
Greenwood Contract
In February 2018, we entered into a contract with Greenwood to purchase wood pellets produced by the Greenwood plant through March 2022. We have a take-or-pay obligation with respect to 550,000 metric tons per year (“MTPY”) of wood pellets from July 2019 through March 2022.
During the three months ended March 31, 2019, we purchased $10.5 million of wood pellets and recorded a cost of cover deficiency fee from Greenwood of approximately $2.9 million from Greenwood as Greenwood was unable to satisfy certain commitments. Of the net $7.6 million, $7.5 million is included in cost of goods sold and $0.1 million is included in finished goods inventory as of March 31, 2019. During the three months ended March 31, 2018, we purchased $3.7 million of wood pellets from Greenwood, of which $3.1 million is included in cost of goods sold.
As of March 31, 2019, $4.3 million is included in related-party payables related to our wood pellet purchases from Greenwood and $3.6 million is included in related-party receivables related to Greenwood’s cost of cover deficiency fee. As of December 31, 2018, $7.9 million is included in related-party payables related to our wood pellet purchases from Greenwood.
Holdings TSA
Pursuant to the Holdings TSA, our sponsor agreed to deliver a minimum of 125,000 MT of wood pellets per quarter for receipt, storage, handling and loading services by the Wilmington terminal and pay a fixed fee on a per-ton basis for such terminal services. The Holdings TSA remains in effect until September 1, 2026. We did not record any terminal services revenue from our sponsor during the three months ended March 31, 2019. During the three months ended March 31, 2018, we recorded $0.8 million as terminal services revenue from our sponsor, which is included in other revenue.
In February 2018, our sponsor amended and assigned the Holdings TSA to Greenwood. Deficiency payments are due to Wilmington if quarterly minimum throughput requirements are not met. During the three months ended March 31, 2019 and 2018, we recorded $0.6 million and $0.4 million, respectively, of deficiency fees from Greenwood, which is included in other revenue.
Biomass Option Agreement – Enviva Holdings, LP
Enviva, LP purchased $1.7 million of wood pellets from our sponsor during the three months ended March 31, 2018 pursuant to a biomass option agreement. The wood pellet purchase amounts are included in cost of goods sold. The biomass option agreement terminated in accordance with its terms in March 2018.
EVA-MGT Contracts
In January 2016, we entered into a contract (the “EVA‑MGT Contract”) with the First JV to supply 375,000 MTPY of wood pellets to MGT Teesside Limited’s Tees Renewable Energy Plant (the “Tees REP”), which is under development. As amended, the EVA-MGT Contract commences in 2019, ramps to full supply in 2021 and continues through 2034. The EVA-MGT Contract is denominated in U.S. Dollars for commissioning volumes in 2019 and in GBP thereafter.
We entered into a second supply agreement with the First JV in connection with the Sampson Drop-Down to supply an additional 95,000 MTPY of the contracted volume to the Tees REP. The contract, which is denominated in GBP, commences in 2020 and continues through 2034.
Enviva FiberCo, LLC
We purchase raw materials from Enviva FiberCo, LLC (“FiberCo”), a wholly owned subsidiary of our sponsor. During the three months ended March 31, 2019, we purchased raw materials of $1.9 million from FiberCo. Offsetting the raw material purchases during the three months ended March 31, 2019, we recognized $2.9 million of cost of cover deficiency fees from FiberCo under a wood supply master agreement as FiberCo was unable to satisfy certain commitments, which is included in related-party receivables as of March 31, 2019. During the three months ended March 31, 2018 we purchased raw materials of $1.7 million from FiberCo. No cost of cover deficiency fees were recognized during the three months ended March 31, 2018.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

Long-Term Incentive Plan Vesting
As of March 31, 2019, we had $1.9 million included in related-party payables related to withholding tax amounts due to Enviva Management associated with the vesting of time-based phantom units under the Enviva Partners, LP Long-Term Incentive Plan (“LTIP”).
(13) Partners’ Capital
Common Units - Issuance
During March 2019, we issued 3,508,778 common units in a registered direct offering for net proceeds of approximately $97.0 million, net of $3.0 million of issuance costs which was included in accrued and other current liabilities.
Incentive Distribution Rights
Incentive distribution rights (“IDRs”) represent the right to receive increasing percentages (from 15.0% to 50.0%) of quarterly distributions from operating surplus after distributions in amounts exceeding specified target distribution levels have been achieved by the Partnership. Our general partner (“General Partner”) currently holds the IDRs, but may transfer these rights at any time.
At-the-Market Offering Program
Pursuant to an equity distribution agreement dated August 8, 2016, we may offer and sell common units from time to time through a group of managers, subject to the terms and conditions set forth in such agreement, of up to an aggregate sales amount of $100.0 million (the “ATM Program”).
During the three months ended March 31, 2019, we did not sell common units under the ATM Program. During the three months ended March 31, 2018, we sold 8,408 common units under the ATM Program for net proceeds of $0.2 million, net of an insignificant amount of commissions. Net proceeds from sales under the ATM Program were used for general partnership purposes.
(14) Equity-Based Awards
The following table summarizes information regarding phantom unit awards (the “Affiliate Grants”) under the LTIP to employees of Enviva Management who provide services to the Partnership:

	Time-Based Phantom Units		Performance-Based Phantom Units		Total Affiliate Grant Phantom Units
	Units	Weighted- Average Grant Date Fair Value (per unit)(1)	Units	Weighted- Average Grant Date Fair Value (per unit)(1)	Units	Weighted- Average Grant Date Fair Value (per unit)(1)
Nonvested December 31, 2018	723,940	$25.91	239,512	$27.65	963,452	$26.34
Granted	334,884	$30.16	206,409	$30.16	541,293	$30.16
Forfeitures	(2,881)	$26.43	—	$—	(2,881)	$26.43
Vested	(141,794)	$18.19	—	$—	(141,794)	$18.19
Nonvested March 31, 2019	914,149	$28.66	445,921	$28.81	1,360,070	$28.71
______________________________________________________________

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
As of March 31, 2019, $1.9 million is included in related-party payables to Enviva Management to satisfy tax-withholding requirements associated with 141,794 time-based phantom awards that vested under the LTIP during the three months ended March 31, 2019. During the three months ended March 31, 2018, we paid $2.3 million to the General Partner, which acquired common units from a wholly owned subsidiary of our sponsor for delivery to the recipients under the LTIP. We also paid $1.7

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

million during the three months ended March 31, 2018 to Enviva Management to satisfy the tax-withholding requirements associated with such common units under the MSA.
The following table summarizes information regarding phantom unit awards to certain non-employee directors of the General Partner (the “Director Grants”) under the LTIP:

	Time-Based Phantom Units
	Units	Weighted- Average Grant Date Fair Value (per unit)(1)
Nonvested December 31, 2018	13,964	$28.65
Granted	13,444	$30.16
Vested	(13,964)	$28.65
Nonvested March 31, 2019	13,444	$30.16
In February 2019, Director Grants valued at $0.4 million were granted and vest on the first anniversary of the grant date. In February 2019, the Director Grants that were nonvested at December 31, 2018 vested, and common units were issued in respect of such vested Director Grants.
Distribution Equivalent Rights
Unpaid distribution equivalent rights (“DERs”) amounts related to the performance-based Affiliate Grants at March 31, 2019 were $1.0 million, of which $0.5 million are included in accrued liabilities and $0.5 million are included in other long-term liabilities on the condensed consolidated balance sheets. Unpaid DER amounts related to the performance-based Affiliate Grants at December 31, 2018 were $0.7 million, of which $0.4 million are included in accrued liabilities and $0.3 million are included in other long-term liabilities.
Paid DER distributions related to the time-based Affiliate Grants were $0.9 million for the three months ended March 31, 2019. Paid DER distributions related to the time-based Affiliate Grants were $0.5 million for the three months ended March 31, 2018. At March 31, 2019 and December 31, 2018, $0.6 million and $0.9 million, respectively, of DER distributions were included in related-party accrued liabilities.
(15) Income Taxes
Our operations are organized as limited partnerships and entities that are disregarded entities for federal and state income tax purposes. As a result, we are not subject to U.S. federal and most state income taxes. The unitholders of the Partnership are liable for these income taxes on their share of our taxable income. Some states impose franchise and capital taxes on the Partnership. Such taxes are not material to the condensed consolidated financial statements and have been included in other income (expense) as incurred.
As of March 31, 2019, the only periods subject to examination for federal and state income tax returns are 2015 through 2018. We believe our income tax filing positions, including our status as a pass-through entity, would be sustained on audit and do not anticipate any adjustments that would result in a material change to our unaudited condensed consolidated balance sheet. Therefore, no reserves for uncertain tax positions or interest and penalties have been recorded. For the three months ended March 31, 2019 and 2018, no provision for federal or state income taxes has been recorded in the condensed consolidated financial statements.
(16) Net Income (Loss) per Limited Partner Unit
Net income (loss) per unit applicable to limited partners is computed by dividing limited partners’ interest in net income (loss), after deducting any incentive distributions, by the weighted-average number of outstanding common units. Our net income (loss) is allocated to the limited partners in accordance with their respective ownership percentages, after giving effect to priority

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

income allocations for incentive distributions, if any, to the holder of the IDRs, which are declared and paid following the close of each quarter. Earnings in excess of distributions are allocated to the limited partners based on their respective ownership interests. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income (loss) allocations used in the calculation of earnings per unit.
On May 30, 2018, the requirements under our partnership agreement for the conversion of all of our subordinated units into common units were satisfied and the subordination period for such subordinated units ended. As a result, all of our 11,905,138 outstanding subordinated units converted into common units on a one-for-one basis. The conversion did not impact the amount of the cash distribution paid or the total number of our outstanding units representing limited partner interests. Our net income (loss) was allocated to the General Partner and the limited partners, including the holders of the subordinated units and IDR holders, in accordance with our partnership agreement.
In addition to the common units, we have also identified the IDRs and phantom units as participating securities and use the two-class method when calculating the net income (loss) per unit applicable to limited partners, which is based on the weighted-average number of common units and subordinated units outstanding during the period. Diluted net income per unit includes the effects of potentially dilutive time-based and performance-based phantom units on our common units. Basic and diluted earnings per unit previously applicable to subordinated limited partner units were the same because there are no potentially dilutive subordinated units outstanding.
The following computation of net income (loss) per limited partner unit is as follows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019
	Common Units	General Partner
Weighted-average common units outstanding—basic	26,759	—
Effect of nonvested phantom units	—	—
Weighted-average common units outstanding—diluted	26,759	—

	Three Months Ended March 31, 2019
	Common Units	General Partner	Total
Distributions declared	$21,580	$2,270	$23,850
Earnings less than distributions	(32,773)	—	(32,773)
Net (loss) income attributable to partners	$(11,193)	$2,270	$(8,923)
Weighted-average units outstanding—basic	26,759
Weighted-average units outstanding—diluted	26,759
Net loss per limited partner unit—basic	$(0.42)
Net loss per limited partner unit—diluted	$(0.42)

	Three Months Ended March 31, 2018
	Common Units	Subordinated Units	General Partner
Weighted-average common units outstanding—basic	14,438	11,905	—
Effect of nonvested phantom units	—	—	—
Weighted-average common units outstanding—diluted	14,438	11,905	—

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

	Three Months Ended March 31, 2018
	Common Units	Subordinated Units	General Partner	Total
Distributions declared	$9,066	$7,441	$1,264	$17,771
Earnings less than distributions	(20,380)	(16,726)	—	(37,106)
Net (loss) income attributable to partners	$(11,314)	$(9,285)	$1,264	$(19,335)
Weighted-average units outstanding—basic	14,438	11,905
Weighted-average units outstanding—diluted	14,438	11,905
Net loss per limited partner unit—basic	$(0.78)	$(0.78)
Net loss per limited partner unit—diluted	$(0.78)	$(0.78)
Cash Distributions to Unitholders
Distributions that have been paid or declared related to the reporting period are considered in the determination of earnings per unit. The following table details the cash distribution paid or declared (in millions, except per-unit amounts):

Quarter Ended	Declaration Date	Record Date	Payment Date	Distribution Per Unit	Total Cash Distribution	Total Payment to General Partner for Incentive Distribution Rights
March 31, 2018	May 3, 2018	May 15, 2018	May 29, 2018	$0.6250	$16.5	$1.3
June 30, 2018	August 1, 2018	August 15, 2018	August 29, 2018	$0.6300	$16.7	$1.4
September 30, 2018	October 31, 2018	November 15, 2018	November 29, 2018	$0.6350	$16.8	$1.5
December 31, 2018	January 29, 2019	February 15, 2019	February 28, 2019	$0.6400	$17.0	$1.7
March 31, 2019	May 2, 2019	May 15, 2019	May 29, 2019	$0.6450	$21.6	$2.3
Distributions to be made in future periods based on the current period calculation of cash available for distribution are allocated to each class of equity that will receive the distribution. Any unpaid cumulative distributions are allocated to the appropriate class of equity.
We determine the amount of cash available for distribution for each quarter in accordance with our partnership agreement. The amount to be distributed to common unitholders and IDR holders is based on the distribution waterfall set forth in our partnership agreement. Net earnings for the quarter are allocated to each class of partnership interest based on the distributions to be made. On May 30, 2018, the subordination period ended in accordance with our partnership agreement and the subordinated units were converted into common units on a one-for-one basis (see Note 16, Net Income (Loss) per Limited Partner Unit).

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

(17) Subsequent Events
On April 1, 2019, we paid $74.0 million to the First JV in deferred consideration for the Wilmington Drop-Down (the “Second Payment”). The Second Payment consisted of (i) approximately $24.0 million in cash, of which approximately $23.0 million was distributed to John Hancock Life Insurance Company (U.S.A.) and approximately $1.0 million was retained by the First JV, and (ii) the issuance of 1,691,627 common units, or approximately $50.0 million in common units, which were distributed to John Hancock Life Insurance Company (U.S.A.), in connection with which we entered into a registration rights agreement covering the resale of such common units.
On April 2, 2019, we acquired all of the issued and outstanding Class B Units of the First JV from our sponsor and our sponsor assigned to us our sponsor’s position as lender under an amended and restated credit agreement dated June 30, 2018 between the First JV and our sponsor for total consideration of $165.0 million, subject to certain adjustments (the “Hamlet Transaction”). Such consideration is comprised of (i) the issuance of 1,681,237 common units, or approximately $50.0 million in common units, and approximately $25.0 million in cash, paid on April 2, 2019, (ii) $50.0 million in cash to be paid upon commencement of commercial operations of the Hamlet plant, expected in the second quarter of 2019 (“COD”), and (iii) $40.0 million in cash to be paid upon the later of COD and January 2, 2020. The First JV owns the Hamlet plant and a firm, 15-year take-or-pay off-take contract, which adds incremental sales volumes of approximately 500,000 MTPY to our product sales backlog.
(18) Supplemental Guarantor Information
The Partnership and its wholly owned finance subsidiary, Enviva Partners Finance Corp., are the co-issuers of our senior notes on a joint and several basis. The Partnership has no material independent assets or operations. The senior notes are guaranteed on a senior unsecured basis by certain of the Partnership’s direct and indirect wholly owned subsidiaries (excluding Enviva Partners Finance Corp. and certain recently formed immaterial subsidiaries) and will be guaranteed by the Partnership’s future restricted subsidiaries that guarantee certain of its other indebtedness (collectively, the “Subsidiary Guarantors”). The guarantees are full and unconditional and joint and several. Each of the Subsidiary Guarantors is directly or indirectly 100% owned by the Partnership. Enviva Partners Finance Corp. is a finance subsidiary formed for the purpose of being the co-issuer of the Senior Notes. Other than certain restrictions arising under the senior secured revolving credit facility and the indenture governing the senior notes (see Note 11, Long-Term Debt and Finance Lease Obligations), there are no significant restrictions on the ability of any restricted subsidiary to (i) pay dividends or make any other distributions to the Partnership or any of its restricted subsidiaries or (ii) make loans or advances to the Partnership or any of its restricted subsidiaries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Enviva Partners, LP, together with its subsidiaries (“we,” “us,” “our” or the “Partnership”), is a Delaware limited partnership formed on November 12, 2013. Our sponsor is Enviva Holdings, LP (and, where applicable, its wholly owned subsidiaries Enviva MLP Holdco, LLC and Enviva Development Holdings, LLC) and references to our General Partner refer to Enviva Partners GP, LLC, a wholly owned subsidiary of Enviva Holdings, LP. References to “Enviva Management” refer to Enviva Management Company, LLC, a wholly owned subsidiary of Enviva Holdings, LP, and references to “our employees” refer to the employees of Enviva Management. References to the “First JV” and the “Second JV” refer to Enviva Wilmington Holdings, LLC and Enviva JV Development Company, LLC, respectively, which are joint ventures between our sponsor and John Hancock Life Insurance Company (U.S.A.) and certain of its affiliates.
The following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis (“MD&A”) in Part II-Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the U.S. Securities and Exchange Commission (the “SEC”). Our 2018 Form 10-K contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates and contractual obligations. You should also read the following discussion and analysis together with the risk factors set forth in the 2018 Form 10-K and the factors described under “Cautionary Statement Regarding Forward-Looking Information” and Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q for information regarding certain risks inherent in our business.
Basis of Presentation
The following discussion about matters affecting the financial condition and results of operations of the Partnership should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this report and the audited consolidated financial statements and related notes that are included in the 2018 Form 10-K. Among other things, those financial statements and the related notes include more detailed information regarding the basis of presentation for the following information.
Business Overview
We are the world’s largest supplier by production capacity of utility-grade wood pellets to major power generators. As of March 31, 2019, we owned and operated six industrial-scale production plants in the Southeastern United States that have a combined wood pellet production capacity of 2.9 million metric tons per year (“MTPY”). On April 2, 2019, we acquired our sponsor’s interest in the First JV (the “Hamlet Transaction”), which owns a wood pellet production plant under construction in Hamlet, North Carolina (the “Hamlet plant”). The Hamlet plant is expected to achieve commercial operations (“COD”) in June 2019 and to reach its nameplate production capacity of approximately 600,000 MTPY in 2021. We also own dry-bulk, deep-water marine terminal assets at the Port of Chesapeake (the “Chesapeake terminal”) and the Port of Wilmington, North Carolina (the “Wilmington terminal”). All of our facilities are located in geographic regions with low input costs and favorable transportation logistics. Owning these cost-advantaged assets, the output from which is fully contracted, in a rapidly expanding industry provides us with a platform to generate stable and growing cash flows that should enable us to increase our per-unit cash distributions over time, which is our primary business objective.
Our strategy is to fully contract the wood pellet production from our plants under long-term, take-or-pay off-take contracts. During 2019, production capacity from our plants and wood pellets sourced from a production plant in Greenwood, South Carolina (the “Greenwood plant”) owned by the Second JV and from third parties are approximately equal to the contracted volumes under our existing long-term, take-or-pay off-take contracts. Our long-term, take-or-pay off-take contracts provide for sales of 2.9 million metric tons (“MT”) of wood pellets in 2019 and have a total weighted-average remaining term of 10.5 years from April 2, 2019. We intend to continue expanding our business by taking advantage of the growing demand for our product that is driven by conversion of coal-fired power generation and combined heat and power plants to co-fired or dedicated biomass-fired plants and construction of newly dedicated biomass-fired plants, principally in Europe and increasingly in Japan.
Recent Developments
Mid-Atlantic Expansions
During 2019, we expect to increase the aggregate wood pellet production capacity of our plants in Northampton, North Carolina and Southampton, Virginia (the “Mid-Atlantic Expansions”) by approximately 400,000 MTPY in the aggregate, subject to receiving the necessary permits. We expect to invest a total of approximately $130.0 million in additional wood pellet production assets and emissions control equipment for the expansions and to complete expansion activities in the first half of 2020 with startup shortly thereafter. Capital expenditures on the Mid-Atlantic Expansions through March 31, 2019 were approximately $7.1 million.

Hamlet Transaction
On April 2, 2019, the Partnership closed the Hamlet Transaction and acquired all of the issued and outstanding Class B Units of the First JV from our sponsor and our sponsor assigned to the Partnership its position as lender under an amended and restated credit agreement dated June 30, 2018 between the First JV and our sponsor for total consideration of $165.0 million, subject to certain adjustments. The Hamlet Transaction includes the Hamlet plant and a firm, 15-year take-or-pay off-take contract (the “MGT contract”) to supply MGT Power Ltd.’s Teesside Renewable Energy Plant (the “Tees REP”) with nearly one million MTPY of wood pellets, following a ramp period. The MGT contract commences in 2019, ramps to full supply volumes in 2021 and continues through 2034. The Partnership already had off-take contracts with the First JV to supply 470,000 MTPY of the volumes to be supplied to the Tees Rep prior to the Hamlet Transaction; as a result, the Partnership will only have 500,000 MTPY in incremental sales volumes as a result thereof.
The Partnership made an initial payment of $75.0 million to our sponsor consisting of 1,681,237 common units at a price of $29.74 per unit (which was the undiscounted 20-day volume-weighted average price as of March 20, 2019), or approximately $50.0 million of common units, and $25.0 million in cash on April 2, 2019. Upon COD, the Partnership expects to make a second payment in the amount of $50.0 million in cash. The third and final payment of $40.0 million in cash is expected to be made on January 2, 2020.
As the Partnership completed the Hamlet Transaction before the Hamlet plant achieved COD and the MGT contract reached full contracted volumes, our sponsor and the Partnership entered into a make-whole agreement (the “Make-Whole Agreement”) pursuant to which, among other things, our sponsor agreed to (i) guarantee certain cash flows from the Hamlet plant until June 30, 2020 and (ii) reimburse construction cost overruns in excess of budgeted capital expenditures for the Hamlet plant, subject to certain limited exceptions. In addition, our sponsor entered into agreements with (a) the First JV, pursuant to which our sponsor waives certain management services and other fees that otherwise would be owed by the First JV until the later of July 1, 2019 and COD and (b) the Partnership, pursuant to which our sponsor waives certain management services and other fees that otherwise would be owed by the Partnership until June 30, 2020.
Wilmington Terminal Second Payment
The Partnership made an initial payment of $56.0 million to the First JV as partial payment of the $130.0 million purchase price for the Wilmington terminal in October 2017 (the “Wilmington Acquisition”).
On April 1, 2019, the Partnership made the second and final payment of $74.0 million in deferred consideration for the Wilmington Acquisition consisting of 1,691,627 common units at a price of $29.38 per common unit (which was the 20-day volume-weighted average price as of the closing of the Wilmington Acquisition), or approximately $50.0 million in common units, subject to certain adjustments, and approximately $24.0 million in cash (the “Second Payment”).
Financing Activities
In addition to the approximately $100.0 million in common units issued as partial consideration for the Hamlet Transaction and the Second Payment, the Partnership issued an aggregate of 3,508,778 common units to investors in exchange for proceeds of $100.0 million in a registered direct offering (the “RDO”) pursuant to an effective registration statement on file with the SEC at a purchase price of $28.50 per unit, representing a 4.2 percent discount to the 20-day volume-weighted average price as of March 20, 2019.
We used proceeds from the RDO, along with borrowings under the Partnership’s existing $350.0 million senior secured revolving credit facility and the common units issued as consideration for the Hamlet Transaction and the Second Payment, to partially finance (i) the $165.0 million purchase price for the Hamlet Transaction, (ii) the $74.0 million in deferred consideration for the Wilmington Acquisition, and will use proceeds to partially finance (iii) the $24.0 million in capital expenditures, net of payments under the Make-Whole Agreement, expected to be required to complete construction of the Hamlet plant and (iv) the approximately $130.0 million expected to be required for the Mid-Atlantic Expansions.
Contracted Backlog
As of April 2, 2019 and including the impact of the MGT contract acquired in the Hamlet Transaction, we had approximately $9.9 billion of product sales backlog for firm contracted product sales to our long-term off-take customers and have a total weighted-average remaining term of 10.5 years, compared to approximately $5.9 billion and a total weighted-average remaining term of 8.9 years as of April 1, 2018. Backlog represents the revenue to be recognized under existing contracts assuming deliveries occur as specified in the contracts. Contracted future product sales denominated in foreign currencies, excluding revenue hedged with foreign currency forward contracts, are included in U.S. Dollars at April 1, 2019 forward rates. The contracted backlog includes forward prices including inflation, foreign currency and commodity prices. The amount also includes the effects of related foreign currency derivative contracts.
Our expected future product sales revenue under our contracted backlog as of April 2, 2019 is as follows (in millions):

Period from April 3, 2019 to December 31, 2019	$494
Year ending December 31, 2020	928
Year ending December 31, 2021 and thereafter	8,445
Total product sales contracted backlog	$9,867
Assuming all volumes under the firm off-take contracts held by our sponsor and its joint ventures were included with our product sales backlog for firm contracted product sales, the total weighted-average remaining term as of April 2, 2019 would increase to 12.2 years and the product sales backlog would increase to $14.4 billion as follows (in millions):

Period from April 3, 2019 to December 31, 2019	$494
Year ending December 31, 2020	928
Year ending December 31, 2021 and thereafter	13,004
Total product sales contracted backlog	$14,426
Factors Impacting Comparability of Our Financial Results
Inventory Impairment and Asset Disposal
On February 27, 2018, a fire occurred at the Chesapeake terminal, causing damage to equipment and approximately 43,000 MT of wood pellets (the “Chesapeake Incident”). The Chesapeake terminal returned to operations on June 28, 2018. During the three months ended March 31, 2018, we incurred $28.4 million in costs as a result of the Chesapeake Incident related to asset impairment, inventory write-off and disposal costs, emergency response costs, asset repair costs and business continuity costs, the latter of which represented incremental costs to commission temporary wood pellet storage and handling and ship loading operations at nearby locations to meet our contractual obligations to our customers. As of March 31, 2018, we had recovered $8.9 million related to the Chesapeake Incident, which included $1.1 million of lost profits. As of December 31, 2018, $3.8 million of probable insurance recoveries for the then-remaining costs not yet recovered were included in insurance receivables; we received the $3.8 million in probable insurance recoveries (plus $0.5 million recognized as other income) in February 2019.
In addition, we incurred other losses and costs associated with the Chesapeake Incident during and since the three months ended March 31, 2018 and are pursuing outstanding claims of approximately $25.0 million related to such amounts. Consequently, our results of operations and cash flows, as well as our financial measures not presented in accordance with accounting principles generally accepted in the United States (“GAAP”), or non-GAAP financial measures, may not be comparable to those for reported periods before or after the three months ended March 31, 2018.
How We Evaluate Our Operations
Adjusted Net (Loss) Income
We define adjusted net (loss) income as net (loss) income excluding certain expenses incurred related to the Chesapeake Incident and Hurricanes Florence and Michael (collectively, “Hurricane Events”), consisting of emergency response expenses, expenses related to the disposal of inventory, and asset disposal and repair costs, offset by insurance recoveries received, and interest expense associated with incremental borrowings related to the Chesapeake Incident. We believe that adjusted net income enhances investors’ ability to compare the past financial performance of our underlying operations with our current performance separate from certain items of gain or loss that we characterize as unrepresentative of our ongoing operations.
Adjusted Gross Margin per Metric Ton
We use adjusted gross margin per metric ton to measure our financial performance. We define adjusted gross margin as gross margin excluding asset disposals, depreciation and amortization, changes in unrealized derivative instruments related to hedged items included in gross margin, and certain items of income or loss that we characterize as unrepresentative of our ongoing operations, including certain expenses incurred related to the Chesapeake Incident and Hurricane Events, consisting of emergency response expenses, expenses related to the disposal of inventory, and asset disposal and repair costs, offset by insurance recoveries received. We believe adjusted gross margin per metric ton is a meaningful measure because it compares our revenue-generating activities to our operating costs for a view of profitability and performance on a per metric ton basis. Adjusted gross margin per metric ton will primarily be affected by our ability to meet targeted production volumes and to control direct and indirect costs associated with procurement and delivery of wood fiber to our production plants and the production and distribution of wood pellets.
Adjusted EBITDA
We define adjusted EBITDA as net income or loss excluding depreciation and amortization, interest expense, income tax expense, early retirement of debt obligations, non-cash unit compensation expense, asset impairments and disposals, changes in unrealized derivative instruments related to hedged items included in gross margin and other income and expense, and certain items of income or loss that we characterize as unrepresentative of our ongoing operations, including certain expenses incurred related to the Chesapeake Incident and Hurricane Events, consisting of emergency response expenses, expenses related to the disposal of inventory, and asset disposal and repair costs, offset by insurance recoveries received. Adjusted EBITDA is a supplemental measure used by our management and other users of our financial statements, such as investors, commercial banks, and research analysts, to assess the financial performance of our assets without regard to financing methods or capital structure.
Distributable Cash Flow
We define distributable cash flow as adjusted EBITDA less maintenance capital expenditures and interest expense net of amortization of debt issuance costs, debt premium, original issue discounts and the impact from incremental borrowings related to the Chesapeake Incident and Hurricane Events. We use distributable cash flow as a performance metric to compare the cash‑generating performance of the Partnership from period to period and to compare the cash‑generating performance for specific periods to the cash distributions (if any) that are expected to be paid to our unitholders. We do not rely on distributable cash flow as a liquidity measure.
Limitations of Non-GAAP Financial Measures
Adjusted net (loss) income, adjusted gross margin per metric ton, adjusted EBITDA and distributable cash flow are not financial measures presented in accordance with GAAP. We believe that the presentation of these non-GAAP financial measures provides useful information to investors in assessing our financial condition and results of operations. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measures. Each of these non-GAAP financial measures has important limitations as an analytical tool because they exclude some, but not all, items that affect the most directly comparable GAAP financial measures. You should not consider adjusted net (loss) income, adjusted gross margin per metric ton, adjusted EBITDA, or distributable cash flow in isolation or as substitutes for analysis of our results as reported under GAAP.
Our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

Results of Operations
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

	Three Months Ended March 31,		Change	Chesapeake Incident and Hurricane Events	Net Change
	2019	2018
	(in thousands)
Product sales	$156,599	$122,322	$34,277	$—	$34,277
Other revenue (1)	1,770	3,002	(1,232)	—	(1,232)
Net revenue	158,369	125,324	33,045	—	33,045
Cost of goods sold, excluding depreciation and amortization (1)	137,392	121,038	16,354	(16,231)	32,585
Depreciation and amortization	11,070	9,304	1,766	—	1,766
Total cost of goods sold	148,462	130,342	18,120	(16,231)	34,351
Gross margin	9,907	(5,018)	14,925	16,231	(1,306)
General and administrative expenses (1)	9,837	6,804	3,033	391	2,642
Income (loss) from operations	70	(11,822)	11,892	15,840	(3,948)
Interest expense	(9,633)	(8,645)	(988)	(490)	(498)
Other income	640	1,132	(492)	—	(492)
Net loss	$(8,923)	$(19,335)	$10,412	$15,350	$(4,938)
(1) See Note 12, Related-Party Transactions
Product sales
Revenue related to product sales for wood pellets produced or procured by us increased to $156.6 million for the three months ended March 31, 2019 from $122.3 million for the three months ended March 31, 2018. The $34.3 million, or 28%, increase was primarily attributable to a 30% increase in sales volumes during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The increase in product sales volumes was partially offset by a decrease in pricing during the three months ended March 31, 2019 due primarily to customer contract mix.
Other revenue
Other revenue decreased by $1.2 million during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The decrease is attributable to a $0.8 million decrease primarily related to a reduction in fees received from customers requesting scheduling accommodations and to a $0.4 million reduction in terminal services revenue.
Cost of goods sold
Cost of goods sold increased to $148.5 million for the three months ended March 31, 2019 from $130.3 million for the three months ended March 31, 2018. The $18.1 million, or 14%, increase was primarily attributable to a 30% increase in sales volumes during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. This is partially offset by a decrease in costs of $20.2 million related to the Chesapeake Incident that occurred during the first quarter of 2018.

Gross margin
Gross margin increased to $9.9 million for the three months ended March 31, 2019 from $(5.0) million for the three months ended March 31, 2018. Gross margin was primarily impacted by the following factors during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018:

•	A $16.2 million increase in gross margin related to the Chesapeake Incident (see Note 5, Inventory Impairment and Asset Disposal).

•
An increase in sales volumes increased gross margin by $6.8 million. We sold 843,000 MT during the three months ended March 31, 2019, or approximately 195,000 MT more than the three months ended March 31, 2018. The gross margin was lower during the three months ended March 31, 2019 due to seasonal factors that were more significant and that were longer lasting than during the three months ended March 31, 2018.

Offsetting the above were:

•	Costs in connection with the potential acquisition, discussed below under the heading “Adjusted gross margin per metric ton” decreased gross margin by $4.2 million.

•	Unrealized changes in fair value of foreign currency derivative instruments (see Note 9, Derivative Instruments) decreased gross margin by $1.2 million.

•	An increase in depreciation expense decreased gross margin by $1.8 million.
Adjusted gross margin per metric ton

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands except per metric ton)
Reconciliation of gross margin to adjusted gross margin per metric ton:
Gross margin	$9,907	$(5,018)	$14,925
Depreciation and amortization	11,070	9,304	1,766
Chesapeake Incident and Hurricane Events	359	16,590	(16,231)
Changes in unrealized derivative instruments	2,010	769	1,241
Acquisition costs	4,243	—	4,243
Adjusted gross margin	$27,589	$21,645	$5,944
Metric tons sold	843	648	195
Adjusted gross margin per metric ton	$32.73	$33.40	$(0.67)
We earned adjusted gross margin of $27.6 million, or $32.73 per MT, for the three months ended March 31, 2019. Adjusted gross margin was $21.6 million, or $33.40 per MT, for the three months ended March 31, 2018. The factors impacting the change in adjusted gross margin include those described above under the heading “Gross margin” as well as $4.2 million of incremental costs, which are unrepresentative of our ongoing operations, in connection with our evaluation of a third-party wood pellet production plant we previously had considered, and were considering, purchasing (the “Potential Target”). When we commenced our review, the Potential Target had recently returned to operations following an extended shutdown during a bankruptcy proceeding with the intent of demonstrating favorable operations prior to proceeding to an auction sale process; however, the Potential Target had not yet established a logistics chain through a viable export terminal, given that the terminal through which the plant historically had exported was not operational at the time and was not reasonably certain to become operational in the future. Accordingly, as part of our diligence of the Potential Target, we developed an alternative logistics chain to bring the Potential Target’s wood pellets to market and began purchasing the production of the Potential Target for a trial period. The incremental costs associated with the establishment and evaluation of this new logistics chain primarily consist of barge, freight, trucking, storage, and shiploading services. We have completed our evaluation of the alternative logistics chain and, therefore, do not expect to incur additional costs of this nature in the future.

General and administrative expenses
General and administrative expenses were $9.8 million for the three months ended March 31, 2019 and $6.8 million for the three months ended March 31, 2018.
During the three months ended March 31, 2019, general and administrative expenses included allocated expenses of $4.2 million that were incurred under the MSA, $2.1 million of direct expenses, $2.4 million of non-cash unit compensation expense associated with unit-based awards under the Enviva Partners, LP Long-Term Incentive Plan (the “LTIP”), $0.7 million of transaction expenses related to the Hamlet Transaction and $0.4 million of legal fees related to the Chesapeake Incident.
During the three months ended March 31, 2018, general and administrative expenses included allocated expenses of $4.0 million that were incurred under the MSA, $1.3 million of direct expenses, $1.3 million of non-cash unit compensation associated with unit-based awards under the LTIP and $0.2 million of other costs.
Interest expense
We incurred $9.6 million of interest expense during the three months ended March 31, 2019 and $8.6 million of interest expense during the three months ended March 31, 2018. The increase in interest expense was primarily attributable to an increase in our revolving borrowings under our senior secured revolving credit facility.
Adjusted net loss

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands)
Reconciliation of net loss to adjusted net loss:
Net loss	$(8,923)	$(19,335)	$10,412
Chesapeake Incident and Hurricane Events	289	16,590	(16,301)
Interest expense from incremental borrowings related to Chesapeake Incident and Hurricane Events	490	—	490
Adjusted net loss	$(8,144)	$(2,745)	$(5,399)
We generated adjusted net loss of $8.1 million for the three months ended March 31, 2019 compared to adjusted net loss of $2.7 million for the three months ended March 31, 2018. The $5.4 million increase in adjusted net loss was attributable to the $15.8 million decrease in adjustments related to the Chesapeake Incident and Hurricane Events, offset by the $10.4 million decrease in net loss.
Adjusted EBITDA

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands)
Reconciliation of net loss to adjusted EBITDA:
Net loss	$(8,923)	$(19,335)	$10,412
Add:
Depreciation and amortization	11,208	9,408	1,800
Interest expense	9,633	8,645	988
Non-cash unit compensation expense	2,472	1,343	1,129
Chesapeake Incident and Hurricane Events	289	16,590	(16,301)
Changes in the fair value of derivative instruments	2,010	769	1,241
Acquisition costs	4,927	153	4,774
Adjusted EBITDA	$21,616	$17,573	$4,043
We generated adjusted EBITDA of $21.6 million for the three months ended March 31, 2019 compared to adjusted EBITDA of $17.6 million for the three months ended March 31, 2018. The $4.0 million increase was primarily attributable to the factors described above under the heading “Gross margin,” including the $16.6 million of expenses incurred, net of insurance recoveries of $8.9 million, in connection with the Chesapeake Incident during the three months ended March 31, 2018 as well as the $4.2 million in acquisition costs described above under the heading “Adjusted gross margin per metric ton” and an additional $0.7 million in costs, primarily in legal fees related to the Hamlet Transaction.
Distributable Cash Flow
The following is a reconciliation of adjusted EBITDA to distributable cash flow:

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands)
Adjusted EBITDA	$21,616	$17,573	$4,043
Less:
Interest expense, net of amortization of debt issuance costs, debt premium, original issue discount and impact from incremental borrowings related to Chesapeake Incident and Hurricane Events	8,848	8,373	475
Maintenance capital expenditures	928	388	540
Distributable cash flow attributable to Enviva Partners, LP	11,840	8,812	3,028
Less: Distributable cash flow attributable to incentive distribution rights	2,270	1,264	1,006
Distributable cash flow attributable to Enviva Partners, LP limited partners	$9,570	$7,548	$2,022

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
Cash Distributions
To the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, our minimum quarterly distribution is $0.4125 per common unit per quarter, which equates to approximately $13.8 million per quarter, or approximately $55.2 million per year, based on the number of common units outstanding as of May 3, 2019.
Capital Requirements
We operate in a capital-intensive industry, which requires significant investments to maintain and upgrade existing capital assets. Our capital requirements have consisted, and we anticipate will continue to consist, primarily of the following:

•
Maintenance capital expenditures, which are cash expenditures incurred to maintain our long-term operating income or operating capacity. These expenditures typically include certain system integrity, compliance and safety improvements; and

•
Growth capital expenditures, which are cash expenditures we expect will increase our operating income or operating capacity over the long term. Growth capital expenditures include acquisitions or construction of new capital assets or capital improvements such as additions to or improvements on our existing capital assets as well as projects intended to extend the useful life of assets.

The classification of capital expenditures as either maintenance or growth is made at the individual asset level during our budgeting process and as we approve, execute and monitor our capital spending.

We expect to invest approximately $130.0 million in additional production assets and emissions control equipment for the Mid-Atlantic Expansions. We expect to complete construction in the first half of 2020, subject to receiving the necessary permits, with startup shortly thereafter.
Cash Flows
The following table sets forth a summary of our net cash flows from operating, investing and financing activities for the three months ended March 31, 2019 and 2018, respectively:

	Three months Ended March 31,
	2019	2018
	(in thousands)
Net cash (used in) provided by operating activities	$(10,269)	$29,316
Net cash used in investing activities	(11,279)	(1,999)
Net cash provided by (used in) financing activities	125,833	(22,784)
Net increase in cash, cash equivalents and restricted cash	$104,285	$4,533
Cash Provided by Operating Activities
Net cash used in operating activities was $10.3 million for the three months ended March 31, 2019 compared to net cash provided by operating activities of $29.3 million for the three months ended March 31, 2018. The decrease of $39.6 million was primarily attributable to the following:

•
A decrease of $5.4 million due to an increase in net loss, after excluding the impact of the Chesapeake Incident during the three months ended March 31, 2018 (see Note 5, Inventory Impairment and Asset Disposal).

•
A decrease of $37.6 million due to an increase in accounts receivable, including the impact of $4.9 million of insurance receivables in connection with the Chesapeake Incident during the three months ended March 31, 2018.

Cash Used in Investing Activities
Net cash used in investing activities was $11.3 million for the three months ended March 31, 2019 compared to $2.0 million for the three months ended March 31, 2018. The $11.3 million of cash used for property, plant and equipment during the three months ended March 31, 2019 includes approximately $5.7 million of capital expenditures related to the Mid-Atlantic Expansions, $4.7 million related to projects intended to increase the operating income or operating capacity of our plants and $0.9 million of capital expenditures to maintain operations.
Cash Used in Financing Activities
Net cash provided by financing activities was $125.8 million for the three months ended March 31, 2019 compared to net cash used in financing activities of $22.8 million for the three months ended March 31, 2018. The net cash provided by financing activities primarily consisted of approximately $100.0 million in issued common units and $46.0 million of borrowings under our senior secured revolving credit facility, net, during the three months ended March 31, 2019. Net cash provided by financing activities was offset by $19.6 million of distributions paid to our unitholders.
Net cash used in financing activities for the three months ended March 31, 2018 primarily consisted of $17.8 million of distributions paid to our unitholders, $2.3 million paid to the general partner to purchase common units related to the vesting of LTIP awards and $1.7 million paid to Enviva Management to satisfy tax-withholding requirements associated with the vesting of phantom unit awards under the LTIP.
Off-Balance Sheet Arrangements
As of March 31, 2019, we did not have any off-balance sheet arrangements.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in our unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. We provide expanded discussion of our significant accounting policies, estimates and judgments in our 2018 Form 10‑K. We believe these accounting policies reflect our significant estimates and assumptions used in preparation of our financial statements. There have been no significant changes to our critical accounting policies and estimates since December 31, 2018.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our exposure to market risk as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 other than as described below:
Foreign Currency Exchange Risk
We primarily are exposed to fluctuations in foreign currency exchange rates related to contracts pursuant to which deliveries of wood pellets will be settled in foreign currency. We have entered into forward contracts and purchased options to hedge a portion of our forecasted revenue for these customer contracts.
As of March 31, 2019, we had notional amounts of 39.4 million GBP and 7.0 million EUR under foreign currency forward contracts and 39.4 million GBP and 1.7 million EUR under foreign currency purchased options that expire between 2019 and 2023.
We do not utilize foreign exchange contracts for speculative or trading purposes. The counterparties to our foreign exchange contracts are major financial institutions.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)‑15(e) and 15(d)‑15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our General Partner. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2019.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
There have been no material changes with respect to the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 1A. Risk Factors
There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, except for the following:
Our failure to successfully complete or integrate proposed acquisitions in the expected time frame, including the Hamlet Transaction, or to realize all or any part of the anticipated benefits of such acquisitions, may adversely affect our results of operations.
Our results of operations and financial condition may change significantly as a result of the Hamlet Transaction. Acquisitions involve numerous risks, including failure to complete the acquisition, difficulties in the assimilation of the assets and operations of the acquired businesses, inefficiencies and difficulties that arise because of unfamiliarity with new assets and the businesses associated with them and the diversion of management’s attention from other business concerns. Further, unexpected costs and challenges may arise whenever businesses with different operations are combined. The success of the Hamlet Transaction will depend, in part, on our ability to realize the anticipated benefits and synergies from combining the business of the First JV with that of the Partnership. If we are not able to achieve these objectives on a timely basis, the anticipated benefits of the Hamlet Transaction may not be realized fully or at all. There can be no assurance that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the First JV’s business into the Partnership, will be achieved or will offset the incremental transaction-related costs over time. Any of the difficulties described above could have an adverse effect on our results of operations, business and financial position and our ability to pay distributions to our unitholders.
Our acquisition of our sponsor’s interest in the First JV exposes us directly to project development risks.
As a result of the Hamlet Transaction and any additional investments we may make in the First JV or other project development opportunities, we will directly expose ourselves to project development risks including permitting challenges, failure to timely procure the requisite financing or equipment, construction, integration or operating difficulties or an inability to obtain off-take contracts commensurate with our production capacity on acceptable terms. Moreover, our project development activities, including in connection with the Hamlet Transaction, may be capital-intensive, and we may exceed our budgeted capital expenditures or be required to make additional unanticipated capital expenditures in connection therewith. No assurances can be given that we will be successful in any project development activities we undertake, whether in connection with the Hamlet Transaction or otherwise, which could have an adverse effect on our results of operations, business and financial position and our ability to pay distributions to our unitholders.
As a result of the Hamlet Transaction, we are engaged in a joint venture, and may in the future enter into additional joint ventures, which could restrict our operational and corporate flexibility. In addition, the First JV is subject to many of the same operational risks to which we are subject.
As a result of the Hamlet Transaction, we are engaged in a joint venture, which may restrict our operational and corporate flexibility. Because we do not control all of the decisions of the First JV, it may be difficult or impossible for us to cause the First JV to take certain actions that we desire to cause the First JV to take.  For example, we cannot unilaterally cause the First JV to (i) enter into, amend, modify or waive certain contracts with related parties or (ii) incur indebtedness in excess of $1 million or otherwise outside the ordinary course of business. Moreover, joint venture arrangements involve various risks and uncertainties, including the possibility that our joint venture partners may not satisfy their financial obligations to the joint venture.

Item 6. Exhibits
The information required by this Item 6 is set forth in the Exhibit Index accompanying this Quarterly Report on Form 10‑Q and is incorporated herein by reference.
Exhibit Index

Exhibit Number	Description

2.1
Contribution Agreement by and among Enviva Development Holdings, LLC, Enviva Holdings, LP, and Enviva Partners, LP dated March 21, 2019 (Exhibit 2.1, Form 10-K filed March 25, 2019, File No. 001-037363).

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

10.1	Third Amendment to Credit Agreement (Exhibit 10.1, Form 8-K filed September 17, 2018, File No. 001-37363)
10.2	Form of Subscription Agreement (Exhibit 10.1, Form 8-K filed March 25, 2019, File No. 001-37363)
10.3*
Management Services Agreement Fee Waiver by and among Enviva, LP, Enviva GP, LLC, Enviva Pellets Ahoskie, LLC, Enviva Pellets Amory, LLC, Enviva Pellets Northampton, LLC, Enviva Pellets Cottondale, LLC, Enviva Port of Chesapeake, LLC, Enviva Energy Services, LLC, Enviva Pellets Sampson, LLC, Enviva Pellets Southampton, LLC, Enviva Port of Panama City, LLC, Enviva Port of Wilmington, LLC and Enviva Management Company, LLC dated April 2, 2019

10.4*	Second Amended and Restated Credit Agreement by and between Enviva Wilmington Holdings, LLC and Enviva, LP dated April 2, 2019
10.5*‡	Make-Whole Agreement by and between Enviva Holdings, LP and Enviva, LP dated April 2, 2019
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
______________________________________________________________
*     Filed herewith.
**   Furnished herewith.
‡ Portions of the Exhibit have been omitted.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 8, 2019

ENVIVA PARTNERS, LP

By:	Enviva Partners GP, LLC, its general partner

By:	/s/ SHAI EVEN
	Name:	Shai Even
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)