Form 10-Q
period 2019-06-30
Enviva Partners, LP
filed 2019-08-08
CIK 1592057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2019, 33,456,811 common units were outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
ENVIVA PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except number of units)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,005	$2,460
Accounts receivable	61,818	54,794
Insurance receivables	2,258	5,140
Related-party receivables	5,687	1,392
Inventories	31,292	31,490
Prepaid expenses and other current assets	3,069	2,235
Total current assets	109,129	97,511

Property, plant and equipment - in service, net	525,474	542,635
Construction in progress	198,616	14,393
Total property, plant and equipment, net	724,090	557,028

Operating lease right-of-use assets, net	33,877	—
Goodwill	85,615	85,615
Other long-term assets	6,858	8,616
Total assets	$959,569	$748,770

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$15,648	$15,551
Related-party payables and accrued liabilities	29,473	28,225
Deferred consideration for drop-downs due to related party	40,000	74,000
Accrued and other current liabilities	52,788	41,400
Current portion of interest payable	5,512	5,434
Current portion of long-term debt and finance lease obligations	2,733	2,722
Total current liabilities	146,154	167,332
Long-term debt and finance lease obligations	523,348	429,933
Long-term operating lease liabilities	33,849	—
Long-term interest payable	1,070	1,010
Other long-term liabilities	1,991	3,779
Total liabilities	706,412	602,054
Commitments and contingencies

Partners’ capital:
Limited partners:
Common unitholders—public (19,870,436 and 14,573,452 units issued and outstanding at June 30, 2019 and December 31, 2018, respectively)	323,883	207,612
Common unitholder—sponsor (13,586,375 and 11,905,138 units issued and outstanding at June 30, 2019 and December 31, 2018, respectively)	98,785	72,352
General partner (no outstanding units)	(121,422)	(133,687)
Accumulated other comprehensive income	103	439
Total Enviva Partners, LP partners' capital	301,349	146,716
Noncontrolling interest	(48,192)	—
Total partners’ capital	253,157	146,716
Total liabilities and partners’ capital	$959,569	$748,770
See accompanying notes to condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per unit amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months ended June 30,
	2019	2018	2019	2018
Product sales	$167,202	$133,168	$323,801	$255,490
Other revenue (1)	877	2,428	2,647	5,430
Net revenue	168,079	135,596	326,448	260,920
Cost of goods sold (1)	140,476	105,967	277,868	227,005
Depreciation and amortization	11,096	9,818	22,166	19,122
Total cost of goods sold	151,572	115,785	300,034	246,127
Gross margin	16,507	19,811	26,414	14,793
General and administrative expenses	2,241	3,829	7,865	6,577
Related-party management services agreement fee	8,789	3,458	13,002	7,514
Total general and administrative expenses	11,030	7,287	20,867	14,091
Income from operations	5,477	12,524	5,547	702
Other income (expense):
Interest expense	(9,196)	(9,047)	(18,829)	(17,692)
Other (expense) income, net	(82)	67	558	1,199
Total other expense, net	(9,278)	(8,980)	(18,271)	(16,493)
Net (loss) income	$(3,801)	$3,544	$(12,724)	$(15,791)
Net (loss) income per limited partner common unit:
Basic and diluted	$(0.20)	$0.08	$(0.59)	$(0.70)
Net (loss) income per limited partner subordinated unit:
Basic and diluted	$—	$0.08	$—	$(0.70)
Weighted-average number of limited partner units outstanding:
Common—basic	33,400	18,597	30,098	16,518
Common—diluted	33,400	19,728	30,098	16,518
Subordinated—basic and diluted	—	7,804	—	9,855

(1) See Note 13, Related-Party Transactions
See accompanying notes to condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss) Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net (loss) income	$(3,801)	$3,544	$(12,724)	$(15,791)
Other comprehensive (loss) income:
Net unrealized (losses) gains on cash flow hedges	(106)	4,365	(161)	3,037
Reclassification of net gains realized into net (loss) income	(86)	(64)	(193)	(63)
Total other comprehensive (loss) income	(192)	4,301	(354)	2,974
Total comprehensive (loss) income	$(3,993)	$7,845	$(13,078)	$(12,817)
See accompanying notes to condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Partners’ Capital
(In thousands)
(Unaudited)

	General Partner Interest	Limited Partners’ Capital				Accumulated Other Comprehensive Income	Non-controlling interest	Total Partners' Capital
		Common Units— Public		Common Units— Sponsor
		Units	Amount	Units	Amount
Partners' capital, December 31, 2018	$(133,687)	14,573	$207,612	11,905	$72,352	$439	$—	$146,716
Distributions to unitholders, distribution equivalent and incentive distribution rights	(1,671)	—	(10,269)	—	(7,619)	—	—	(19,559)
Issuance of units through Long-Term Incentive Plan	(2,129)	94	659	—	—	—	—	(1,470)
Issuance of common units, net	—	3,509	96,661	—	—	—	—	96,661
Non-cash Management Services Agreement expenses	136	—	2,072	—	—	—	—	2,208
Cumulative effect of accounting change - derivative instruments	—	—	(10)	—	(8)	18	—	—
Other comprehensive loss	—	—	—	—	—	(162)	—	(162)
Net income (loss)	1,671	—	(5,880)	—	(4,714)	—	—	(8,923)
Partners' capital, March 31, 2019	(135,680)	18,176	290,845	11,905	60,011	295	—	215,471
Excess consideration over Enviva Wilmington Holdings, LLC net assets and initial recognition of its noncontrolling interest	1,283	—	—	—	—	—	(48,192)	(46,909)
Distributions to unitholders, distribution equivalent and incentive distribution rights	(2,271)	—	(13,720)	—	(8,763)	—	—	(24,754)
Issuance of units through Long-Term Incentive Plan	247	2	(287)	—	—	—	—	(40)
Issuance of common units, net	—	1,692	49,641	—	—	—	—	49,641
Issuance of units associated with the First JV Drop-Down	—	—	—	1,681	50,000	—	—	50,000
Non-cash Management Services Agreement expenses	11,226	—	1,013	—	—	—	—	12,239
Reimbursable charges under Make-Whole Agreement	1,502	—	—	—	—	—	—	1,502
Other comprehensive loss	—	—	—	—	—	(192)	—	(192)
Net income (loss)	2,271	—	(3,609)	—	(2,463)	—	—	(3,801)
Partners' capital, June 30, 2019	$(121,422)	19,870	$323,883	13,586	$98,785	$103	$(48,192)	$253,157
See accompanying notes to condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Partners’ Capital (Continued)
(In thousands)
(Unaudited)

	General Partner Interest	Limited Partners’ Capital						Accumulated Other Comprehensive Loss	Total Partners' Capital
		Common Units— Public		Common Units— Sponsor		Subordinated Units— Sponsor
		Units	Amount	Units	Amount	Units	Amount
Partners' capital, December 31, 2017	$(128,569)	13,073	$224,027	1,347	$16,050	11,905	$101,901	$(3,040)	$210,369
Distributions to unitholders, distribution equivalent and incentive distribution rights	(1,130)	—	(8,833)	—	(785)	—	(7,381)	—	(18,129)
Issuance of units through Long-Term Incentive Plan	(2,129)	99	(164)	(82)	(1,301)	—	—	—	(3,594)
Issuance of common units, net	—	8	241	—	—	—	—	—	241
Non-cash Management Services Agreement expenses	102	—	931	—	—	—	—	—	1,033
Other comprehensive loss	—	—	—	—	—	—	—	(1,327)	(1,327)
Net income (loss)	1,130	—	(10,233)	—	(983)	—	(9,249)	—	(19,335)
Partners' capital, March 31, 2018	(130,596)	13,180	205,969	1,265	12,981	11,905	85,271	(4,367)	169,258
Distributions to unitholders, distribution equivalent and incentive distribution rights	(1,264)	—	(9,750)	—	—	—	(7,441)	—	(18,455)
Issuance of units through Long-Term Incentive Plan	(3,435)	122	723	—	—	—	—	—	(2,712)
Sale of common units	—	1,265	13,335	(1,265)	(13,335)	—	—	—	—
Conversion of subordinated units to common units	—	—	—	11,905	78,504	(11,905)	(78,504)	—	—
Non-cash Management Services Agreement expenses	210	—	2,480	—	—	—	—	—	2,690
Other comprehensive income	—	—	—	—	—	—	—	4,301	4,301
Net income (loss)	1,264	—	1,252	—	354	—	674	—	3,544
Partners' capital, June 30, 2018	$(133,821)	14,567	$214,009	11,905	$78,504	—	$—	$(66)	$158,626
See accompanying notes to condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(12,724)	$(15,791)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,456	19,439
MSA Fee Waivers	11,046	—
Amortization of debt issuance costs, debt premium and original issue discounts	595	548
Loss on disposal of assets	350	244
Unit-based compensation	3,485	3,823
Fair value changes in derivatives	(346)	(2,923)
Unrealized loss on foreign currency transactions, net	29	29
Change in operating assets and liabilities:
Accounts and insurance receivables	(4,167)	33,806
Related-party receivables	(2,536)	66
Prepaid expenses and other current and long-term assets	(340)	(297)
Inventories	(18)	(12,021)
Derivatives	563	(947)
Accounts payable, accrued liabilities and other current liabilities	(7,079)	8,436
Related-party payables and accrued liabilities	(356)	(3,445)
Accrued interest	(578)	60
Operating lease liabilities	(2,472)	—
Other long-term liabilities	(346)	206
Net cash provided by operating activities	7,562	31,233
Cash flows from investing activities:
Purchases of property, plant and equipment	(49,892)	(5,879)
Payment in relation to the Enviva Wilmington Holdings, LLC Drop-Down	(74,700)	—
Insurance proceeds from property loss	—	1,130
Net cash used in investing activities	(124,592)	(4,749)
Cash flows from financing activities:
Proceeds from long-term debt and finance lease obligations, net	92,248	27,016
Proceeds from common unit issuances, net	96,970	241
Payment of deferred consideration for Enviva Port of Wilmington, LLC Drop-Down	(24,300)	—
Distributions to unitholders, distribution equivalent rights and incentive distribution rights holder	(43,473)	(36,469)
Payment to General Partner to purchase affiliate common units for Long-Term Incentive Plan vesting	—	(2,341)
Payment for withholding tax associated with Long-Term Incentive Plan vesting	(1,870)	(1,665)
Net cash provided by (used in) financing activities	119,575	(13,218)
Net increase in cash, cash equivalents and restricted cash	2,545	13,266
Cash, cash equivalents and restricted cash, beginning of period	2,460	524
Cash, cash equivalents and restricted cash, end of period	$5,005	$13,790

See accompanying notes to condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Six Months ended June 30,
	2019	2018
Non-cash investing and financing activities:
The Partnership acquired property, plant and equipment in non-cash transactions as follows:
Property, plant and equipment acquired included in accounts payable and accrued liabilities	$6,200	$7,682
Property, plant and equipment acquired under finance lease obligations	1,080	960
Property, plant and equipment capitalized interest	716	—
Distributions included in liabilities	1,181	1,056
Withholding tax payable associated with Long-Term Incentive Plan vesting	40	2,715
Conversion of subordinated units to common units	—	78,504
Common unit issuance for deferred consideration for Enviva Port of Wilmington, LLC Drop-Down	49,700	—
Common unit issuance for the Enviva Wilmington Holdings, LLC Drop-Down	50,000	—
Common unit issuance costs in accrued liabilities	339	—
Depreciation capitalized to inventories	350	1,075
Supplemental cash flow information:
Interest paid	$18,867	$17,143
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
As of June 30, 2019, we owned and operated six industrial-scale wood pellet production plants located in the Mid-Atlantic and Gulf Coast regions of the United States and are commissioning a seventh plant in Hamlet, North Carolina (the “Hamlet plant”). In addition to the volumes from our plants, we also procure wood pellets from third parties and Enviva Pellets Greenwood, LLC (“Greenwood”), a wholly owned subsidiary of Enviva JV Development Company, LLC (the “Second JV”), a limited liability company owned by Enviva Holdings, LP (together with its wholly owned subsidiaries Enviva MLP Holdco, LLC and Enviva Development Holdings, LLC, where applicable, the “sponsor”) and John Hancock Life Insurance Company (U.S.A.) and certain of its affiliates. Greenwood owns a wood pellet production plant in Greenwood, South Carolina (the “Greenwood plant”). Wood pellets are exported from our wholly owned dry-bulk, deep-water marine terminal in Chesapeake, Virginia (the “Chesapeake terminal”) and terminal assets in Wilmington, North Carolina (the “Wilmington terminal”), and from third-party deep-water marine terminals in Mobile, Alabama and Panama City, Florida, under a short-term and a long-term contract, respectively.
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
Enviva Wilmington Holdings, LLC
In April 2019, we acquired from the sponsor all of the issued and outstanding Class B Units in Enviva Wilmington Holdings, LLC (the “First JV”), a limited liability company owned by the sponsor and John Hancock Life Insurance Company (U.S.A.) and certain of its affiliates (collectively, the “Hancock Member”). As of April 2, 2019, we began to consolidate the First JV because the Class B Units represented a controlling interest in the First JV so we accounted for the First JV as a consolidated subsidiary, not as a joint venture. The First JV owns the Hamlet plant and a firm, 15-year take-or-pay off-take contract with nearly 1.0 million metric tons per year (“MTPY”) of wood pellets, following a ramp period.
On the date of our acquisition of the sponsor’s Class B Units in the First JV, we entered into the following transactions (collectively, the “JV 1.0 Drop-Down”):

•	We commenced an associated terminal services agreement to handle contracted volumes from the Hamlet plant.

•
We entered into an agreement with the sponsor, pursuant to which (1) the sponsor will guarantee certain cash flows from the Hamlet plant until June 30, 2020, (2) the sponsor will reimburse us for construction cost overruns in excess of budgeted capital expenditures for the Hamlet plant, subject to certain exceptions, (3) we will pay to the sponsor quarterly incentive payments for any wood pellets produced by the Hamlet plant in excess of forecast production

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

levels through June 30, 2020, and (4) the sponsor will retain liability for certain claims payable, if any, by the First JV (the “Make-Whole Agreement”).

•
The First JV entered into an agreement with Enviva Management to waive the obligation to pay an aggregate of approximately $2.7 million of management fees payable to Enviva Management under the management services agreement (the “First JV MSA”) between the First JV and Enviva Management Company, LLC, a Delaware limited liability company and wholly owned subsidiary of the sponsor (“Enviva Management”), through and including the later of July 1, 2019 and the commencement of commercial operations (“COD”) of the Hamlet plant (the “First JV MSA Fee Waiver”).

•
We entered into an agreement with Enviva Management to waive the obligation to pay an aggregate of approximately $13.0 million in fees payable under our management services agreement (the “EVA MSA,” and together with the First JV MSA, the “MSAs”) with Enviva Management with respect to the period from the date of the JV 1.0 Drop-Down through the second quarter of 2020 (the “EVA MSA Fee Waiver”).

•	We assumed the sponsor’s position as lender under a credit agreement between the First JV, as borrower, and the sponsor, as lender (the “First JV Revolver”).
Fees through the MSAs are expensed as incurred and, to the extent any amount is associated with the First JV MSA Fee Waiver and the EVA MSA Fee Waiver, the related amount is recorded as an increase to partners’ capital.
The $165.0 million purchase price for the JV 1.0 Drop-Down consisted of (1) a cash payment of $24.7 million, net of a purchase price adjustment of $0.3 million, (2) the issuance of 1,681,237 unregistered common units at a value of $29.74, or $50.0 million of common units, (3) $50.0 million in cash paid on June 28, 2019, (4) $40.0 million in cash to be paid on January 2, 2020 and (5) the elimination of $3.7 million of net related-party receivables and payables included in the net assets on the date of acquisition. As the holder of the Class B Units, Enviva, LP became a member of the First JV (the “Enviva Member”) on the acquisition date. During the three and six month ended June 30, 2019, we incurred and expensed $0.5 million and $1.2 million, respectively, in acquisition costs to acquire the First JV which were recognized as general and administrative expenses.
As the Enviva Member, we are the managing member of the First JV. We included all accounts of the First JV in our consolidated results as of April 2, 2019 as the Class B Units represent a controlling interest in the First JV. The JV 1.0 Drop-Down was an asset acquisition of entities under common control and accounted for on the carryover basis of accounting. Pursuant to the First JV MSA, Enviva Management provides services to the First JV, including those necessary or incidental to the operation and management of the First JV’s business. The Enviva Member is responsible for managing the activities of the First JV, including the development, construction and operation of the Hamlet plant.
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
The adoption of the new standard as of January 1, 2019 resulted in the recognition of operating lease ROU assets of $27.4 million, net of $2.1 million of deferred rent liabilities existing as of December 31, 2018, and operating lease liabilities of $29.5 million for operating leases related to real estate, machinery and equipment and other operating leases with terms of longer than 12 months. The amounts recognized as of January 1, 2019 were based on the present value of the remaining minimum rental payments under previous leasing standards for existing operating leases. The classification of a lease affects the pattern and classification of expense recognition in the income statement, which is unchanged from under the previous accounting method. The adoption of the new standard did not change our accounting for finance leases (which were described as “capital leases” under the previous standard) or impact our results of operations and cash flows. See Note 9, Leases.
Derivative Instruments
We adopted ASU 2017-12 on and as of January 1, 2019 using the modified retrospective method, which requires the recognition of the cumulative effect of the change on the opening balance of each affected component of equity in the statement of changes in partner’s capital as of the date of adoption of the new standard. Upon adoption of ASU 2017-12, we no longer measure and recognize ineffectiveness related to designated and qualifying cash flow hedges in earnings; as a result, any ineffectiveness is included in accumulated other comprehensive income. On January 1, 2019, we recorded a nominal cumulative effect adjustment to accumulated other comprehensive income and common units in partners’ capital. See Note 10, Derivatives.
Recently Issued Accounting Standards not yet Adopted
Currently, there are no recently issued accounting standards not yet adopted by us that we expect to be reasonably likely to materially impact the financial position, results of operations or cash flows of the Partnership.
(3) Transactions Between Entities Under Common Control
The JV 1.0 Drop-Down was an asset acquisition of entities under common control and accounted for on the carryover basis of accounting. Accordingly, the consolidated financial statements for the period beginning April 2, 2019 reflect the acquisition.
The purchase price for the JV 1.0 Drop-Down consisted of $165.0 million, which included an initial cash payment of $24.7 million, net of purchase price adjustment of $0.3 million, and the issuance of 1,681,237 unregistered common units at a value of $29.74, or $50.0 million of common units, $50.0 million in cash, paid on June 28, 2019, and $40.0 million in cash, which will be paid on January 2, 2020 as the third and final payment.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

The changes in net assets at carryover basis on April 2, 2019 included $121.6 million net assets of the First JV, net of the elimination of $3.7 million of net related-party receivables and payables. The following table outlines the changes in consolidated net assets resulting from the JV 1.0 Drop-Down on April 2, 2019.

Assets:
Cash and cash equivalents	$3,426
Related-party receivables	945
Prepaid expenses and other current assets	22
Property, plant and equipment, net	140,446
Other long-term assets	8
Total assets	144,847

Liabilities:
Accounts payable	6,395
Related-party payables	1,923
Accrued and other current liabilities	14,965
Capital lease obligations	3
Total liabilities	23,286
Net assets contributed to Partnership	$121,561
(4) Revenue
Performance Obligations
As of June 30, 2019, the aggregate amount of revenues from contracts with customers allocated to performance obligations that were unsatisfied or partially satisfied was approximately $9.5 billion. This amount excludes forward prices related to variable consideration including inflation and foreign currency and commodity prices. Also, this amount excludes the effects of related foreign currency derivative contracts as they do not represent contracts with customers. As of July 1, 2019 we expect to recognize approximately 4.0% of our remaining performance obligations as revenue during the remainder of 2019, approximately 9.0% in 2020 and the balance thereafter. Our off-take contracts expire at various times through 2040 and our terminal services contracts extend into 2026.
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
Variable consideration from terminal services contracts, which was not material for the three and six months ended June 30, 2019 and 2018, arises from price increases based on agreed inflation indices and from above-minimum throughput quantities or services.
We allocate variable consideration under our off-take and terminal services contracts entirely to each performance obligation to which variable consideration relates. The estimate of variable consideration represents the amount that is not more likely than not to be reversed. For the three and six months ended June 30, 2019, we recognized $0.3 million and $0.4 million. respectively, of revenue related to performance obligations satisfied in previous periods. For the three and six months ended June 30, 2018, we recognized an insignificant amount of revenue related to performance obligations in previous periods.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

Contract Balances
Accounts receivable related to product sales as of June 30, 2019 and December 31, 2018 were $59.9 million and $51.3 million, respectively. We had $0.1 million and $0.3 million of deferred revenue as of June 30, 2019 and December 31, 2018, respectively, for future performance obligations associated with off-take contracts.
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
Our current sales are primarily to industrial customers located in the United Kingdom, Denmark and Belgium. Product sales to third-party customers that accounted for 10% or a greater share of consolidated product sales are as follows:

	Three Months Ended June 30,		Six Months ended June 30, 2019
	2019	2018	2019	2018
Customer A	60%	69%	50%	54%
Customer B	9%	12%	10%	10%
Customer C	23%	15%	20%	11%
Customer D	—%	—%	12%	16%
(6) Inventory Impairment and Asset Disposal
On February 27, 2018, a fire occurred at the Chesapeake terminal, causing damage to equipment and approximately 43,000 MT of wood pellets (the “Chesapeake Incident”). The Chesapeake terminal returned to operations on June 28, 2018. During the three and six months ended June 30, 2018, we incurred $20.3 million and $48.7 million, respectively, in costs as a result of the Chesapeake Incident related to asset impairment, inventory write-off and disposal costs, emergency response costs, asset repair costs and business continuity costs, the latter of which represented incremental costs to commission temporary wood pellet storage and handling and ship loading operations at nearby locations to meet our contractual obligations to our customers. As of June 30, 2018, we had recovered $26.3 million related to the Chesapeake Incident, which included $1.1 million of lost profits. As of December 31, 2018, $3.8 million of probable insurance recoveries for the then-remaining costs not yet recovered were included in insurance receivables; we received the $3.8 million in probable insurance recoveries (plus $0.5 million recognized as other income in 2019) in February 2019.
(7) Inventories
Inventories consisted of the following as of:

	June 30, 2019	December 31, 2018
Raw materials and work-in-process	$8,226	$4,936
Consumable tooling	18,542	17,561
Finished goods	4,524	8,993
Total inventories	$31,292	$31,490

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

(8) Property, Plant and Equipment
Property, plant and equipment consisted of the following as of:

	June 30, 2019	December 31, 2018
Land	$15,227	$13,492
Land improvements	44,990	44,990
Buildings	196,574	196,574
Machinery and equipment	437,696	434,776
Vehicles	635	635
Furniture and office equipment	6,198	6,148
Leasehold improvements	987	987
Property, plant and equipment - in service	702,307	697,602
Less accumulated depreciation	(176,833)	(154,967)
Property, plant and equipment - in service, net	525,474	542,635
Construction in progress	198,616	14,393
Total property, plant and equipment, net	$724,090	$557,028
Total depreciation expense was $11.3 million and $22.5 million, respectively, for the three and six months ended June 30, 2019. Total depreciation expense was $10.0 million and $19.3 million, respectively, for the three and six months ended June 30, 2018. Total interest capitalized related to construction in progress was $0.6 million and $0.7 million, respectively, for the three and six months ended June 30, 2019 and was insignificant for the three and six months ended June 30, 2018. Accrued amounts for property, plant and equipment and construction in progress included in accrued and other current liabilities were $17.0 million and $6.3 million at June 30, 2019 and December 31, 2018, respectively.
(9) Leases
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

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

Operating lease ROU assets and liabilities and finance leases were as follows as of June 30, 2019:

Operating leases:
Operating lease ROU assets, gross	$36,965
Accumulated amortization	(3,088)
Operating lease ROU assets, net	$33,877

Long-term operating lease liabilities	$33,849
Current portion of operating lease liabilities	1,751
Total operating lease liabilities	$35,600

Finance leases:
Property, plant and equipment, gross	$8,914
Accumulated depreciation	(4,198)
Property plant and equipment, net	$4,716

Current portion of long-term finance lease obligations	$2,724
Long-term finance lease obligations	1,668
Total finance lease liabilities	$4,392
Operating and finance lease costs were as follows:

Lease Cost	Classification	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost:
Fixed lease cost	Cost of goods sold	$1,243	$2,277
Variable lease cost	Cost of goods sold	20	26
Short-term lease costs	Cost of goods sold	—	—
	Total operating lease costs	$1,263	$2,303
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	765	1,484
Variable lease cost	Cost of goods sold	(4)	—
Interest on lease liabilities	Interest expense	57	109
	Total finance lease costs	$818	$1,593
	Total lease costs	$2,081	$3,896

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

Operating and finance lease cash flow information was as follows:

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,472
Operating cash flows from financing leases	109
Financing cash flows from financing leases	1,248

Assets obtained in exchange for lease obligations:
Operating leases	$7,467
Financing leases	1,080
The future minimum lease payments and the aggregate maturities of operating and finance lease liabilities are as follows as of June 30, 2019:

Years Ending December 31,	Operating Leases	Finance Leases	Total
Remainder of 2019	$2,223	$1,660	$3,883
2020	4,140	2,153	6,293
2021	3,890	683	4,573
2022	3,719	46	3,765
2023	3,710	43	3,753
Thereafter	65,110	3	65,113
Total lease payments	82,792	4,588	87,380
Less: imputed interest	(47,192)	(196)	(47,388)
Total present value of lease liabilities	$35,600	$4,392	$39,992
The future minimum lease payments as of December 31, 2018 for operating and finance lease liabilities were $73.8 million and $4.8 million, respectively.
The weighted-average remaining lease terms and discount rates for our operating and finance leases were weighted using the undiscounted future minimum lease payments and are as follows as of June 30, 2019:

Weighted average remaining lease term (years):
Operating leases	24
Finance leases	2
Weighted average discount rate:
Operating leases	8%
Finance leases	5%
(10) Derivative Instruments
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
The fair value of derivative instruments as of June 30, 2019 and December 31, 2018 were as follows:

		Asset (Liability)
	Balance Sheet Classification	June 30, 2019	December 31, 2018
Designated as hedging instruments:
Interest rate swap
	Other current assets	$202	$508
	Other long-term assets	—	118
Total derivatives designated as hedging instruments		$202	$626

Not designated as hedging instruments:
Foreign currency exchange forward contracts:
	Prepaid and other current assets	$1,490	$794
	Other long-term assets	1,205	1,810
	Accrued and other current liabilities	(44)	(68)
	Other long-term liabilities	(23)	(179)
Foreign currency purchased option contracts:
	Prepaid and other current assets	84	22
	Other long-term assets	2,866	3,348
Total derivatives not designated as hedging instruments		$5,578	$5,727
Net gains related to the change in fair market value of derivative instruments not designated as hedging instruments were $2.3 million and $0.3 million respectively, during the three and six months ended June 30, 2019 and are included in product sales.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

Net gains related to the change in fair market value of derivative instruments not designated as hedging instruments were $3.5 million and $2.7 million, respectively, during the three and six months ended June 30, 2018 and are included in product sales. Realized losses and gains related to derivatives settled during the three months ended June 30, 2019 and 2018 were insignificant. Realized gains related to derivatives settled during the period were $0.1 million and $0.3 million, during the six months ended June 30, 2019 and 2018, and are included in product sales.
The effects of instruments that were designated as cash flow hedges and the related changes in accumulated other comprehensive loss and the gains and losses recognized in earnings for the three months ended June 30, 2019 were as follows:

	Amount of Loss in Other Comprehensive Loss on Derivative	Location of Gain Reclassified from Accumulated Other Comprehensive Loss	Amount of Gain Reclassified from Accumulated Other Comprehensive Loss into Earnings
Interest rate swap	$(106)	Interest expense	$86
The effects of instruments that were designated as cash flow hedges and the related changes in accumulated other comprehensive loss and the gains and losses recognized in earnings for the six months ended June 30, 2019 were as follows:

	Amount of Loss in Other Comprehensive Loss on Derivative	Location of Gain Reclassified from Accumulated Other Comprehensive Loss	Amount of Gain Reclassified from Accumulated Other Comprehensive Loss into Earnings
Interest rate swap	$(161)	Other income (expense)	$193
The effects of instruments that were designated as cash flow hedges and the related changes in accumulated other comprehensive loss and the gains and losses recognized in earnings for the three months ended June 30, 2018 were as follows:

	Amount of Gain in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Effective Portion)	Amount of Gain Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of (Loss) Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency exchange forward contracts	$3,950	Product sales	$—	Product sales	$(3)
Foreign currency exchange purchased option contracts	307	Product sales	—	Product sales	—
Interest rate swap	108	Interest expense	64	Interest expense	1
The effects of instruments that were designated as cash flow hedges and the related changes in accumulated other comprehensive loss and the gains and losses recognized in earnings for the six months ended June 30, 2018 were as follows:

	Amount of Gain (Loss) in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Effective Portion)	Amount of Gain Reclassified from Accumulated Other Comprehensive Income into Earnings (Effective Portion)	Location of Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency exchange forward contracts	$2,625	Product sales	$—	Product sales	$(5)
Foreign currency exchange purchased option contracts	(16)	Product sales	—	Product sales	—
Interest rate swap	428	Other income (expense)	63	Other income (expense)	1
We enter into master netting arrangements, which are designed to permit net settlement of derivative transactions among the respective counterparties. If we had settled all transactions with our respective counterparties at June 30, 2019, we would have

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

received a net settlement termination payment of $5.8 million, which differs insignificantly from the recorded fair value of the derivatives. We present our derivative assets and liabilities at their gross fair values.
The notional amounts of outstanding derivative instruments associated with outstanding or unsettled derivative instruments as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019	December 31, 2018
Foreign exchange forward contracts in GBP	£35,885	£42,170
Foreign exchange purchased option contracts in GBP	£39,365	£39,365
Foreign exchange forward contracts in EUR	€7,000	€14,300
Foreign exchange purchased option contracts in EUR	€1,675	€1,675
Interest rate swap	$37,091	$39,829
(11) Fair Value Measurements
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
Derivative instruments and long-term debt and finance lease obligations, including the current portion, are classified as Level 2 instruments. The fair value of our senior notes (see Note 12, Long-Term Debt and Finance Lease Obligations – Senior Notes Due 2021) was determined based on observable market prices in a less active market and was categorized as Level 2 in the fair value hierarchy. The fair value of other long-term debt and finance lease obligations classified as Level 2 was determined based on the usage of market prices not quoted on active markets and other observable market data. The fair value of long-term debt and finance lease obligations are based upon rates currently available for debt and finance lease obligations with similar terms and remaining maturities. The carrying amount of derivative instruments approximates fair value.
The carrying amount and estimated fair value of long-term debt and finance lease obligations as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$353,178	$367,378	$352,843	$359,943
Other long-term debt and finance lease obligations	172,903	172,903	79,812	79,812
Total long-term debt and finance lease obligations	$526,081	$540,281	$432,655	$439,755
(12) Long-Term Debt and Finance Lease Obligations
Long-term debt and finance lease obligations at carrying value are composed of the following:

	June 30, 2019	December 31, 2018
Senior notes, net of unamortized discount, premium and debt issuance of $1.8 million as of June 30, 2019 and $2.2 million as of December 31, 2018	$353,178	$352,843
Senior secured revolving credit facility	166,500	73,000
Other loans	2,011	2,015
Finance leases	4,392	4,797
Total long-term debt and finance lease obligations	526,081	432,655
Less current portion of long-term debt and finance lease obligations	(2,733)	(2,722)
Long-term debt and finance lease obligations, excluding current installments	$523,348	$429,933

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

Senior Notes Due 2021
As of June 30, 2019 and December 31, 2018, we were in compliance with all covenants and restrictions associated with, and no events of default existed under, our 8.5% senior unsecured notes due 2021. Our obligations under the senior notes are guaranteed by certain of our subsidiaries.
Senior Secured Revolving Credit Facility
As of June 30, 2019 and December 31, 2018, we were in compliance with all covenants and restrictions associated with, and no events of default existed under, our senior secured revolving credit facility due October 2023. Our obligations under the senior secured revolving credit facility are guaranteed by certain of our subsidiaries and secured by liens on substantially all of our assets. The senior secured revolving credit facility is not guaranteed by the First JV or secured by liens on its assets.
(13) Related-Party Transactions
Related-party transaction amounts included on the unaudited condensed consolidated statements of operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Other revenue	$235	$1,072	$827	$2,304
Cost of goods sold	34,623	20,912	54,621	36,051
General and administrative expenses	8,789	3,458	13,002	7,514
Management Services Agreements
Pursuant to the MSAs, Enviva Management provides us with operations, general administrative, management and other services. We are required to reimburse Enviva Management for the amount of all direct or indirect internal or third-party expenses incurred by Enviva Management in connection with the provision of such services. The MSAs include rent-related amounts for non-cancelable operating leases for office space in Maryland and North Carolina held by the sponsor. Under the First JV MSA, to the extent allocated costs exceed the annual management fee, the additional costs are recorded with an increase to partners’ capital.
During the three and six months ended June 30, 2019, $20.1 million and $33.7 million, respectively, related to the MSAs was included in cost of goods sold and $8.8 million and $13.0 million, respectively, was included in general and administrative expenses. As of June 30, 2019, $0.7 million incurred under the MSAs was included in finished goods inventory.
During the three and six months ended June 30, 2018, $13.8 million and $22.5 million, respectively, related to the MSAs was included in cost of goods sold and $3.5 million and $7.5 million, respectively, was included in general and administrative expenses.
During the three and six months ended June 30, 2019, $0.9 million of fees expensed under the First JV MSA was in excess of the required payment and recorded to partner’s capital.
As of June 30, 2019 and December 31, 2018, we had $18.3 million and $19.0 million, respectively, included in related-party payables primarily related to the MSAs.
EVA MSA Fee Waiver
Under the EVA MSA, during the three and six months ended June 30, 2019, $4.7 million of EVA MSA fees expensed were waived and recorded as an increase to partners’ capital. During the three and six months ended June 30, 2018, no EVA MSA fees were waived.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

Second EVA MSA Fee Waiver
In June 2019, we entered into an additional agreement with Enviva Management where we received a $5.0 million waiver of EVA MSA fees through September 30, 2019, as consideration for an assignment of two shipping contracts to our sponsor to rebalance our and our sponsor’s respective shipping obligations under existing off-take contracts. During the three and six months ended June 30, 2019, $2.7 million of EVA MSA fees expensed were waived and recorded as an increase to partners’ capital. During the three and six months ended June 30, 2018, no EVA MSA fees were waived.
First JV MSA Fee Waiver
Under the First JV MSA, during the three and six months ended June 30, 2019, $2.7 million of First JV MSA fees expensed were waived and recorded as an increase to partners’ capital. During the three and six months ended June 30, 2018, no First JV MSA fees were waived.
Make-Whole Agreement
During the three and six months ended June 30, 2019, we had $2.1 million of reimbursable charges from the sponsor under the Make-Whole Agreement, of which $1.5 million was related to construction costs and is included in partners’ capital on the consolidated statements of changes in partners’ capital and $0.6 million is related to wood pellet production costs and is included in cost of goods sold on the consolidated statements of operations. During the three and six months ended June 30, 2018, no reimbursements related to the Make-Whole Agreement were received. As of June 30, 2019, $2.1 million is included in related-party receivables related to the Make-Whole Agreement.
Wilmington Drop-Down - Deferred Consideration
In October 2017, we acquired from the First JV all of the issued and outstanding limited liability company interests in Enviva Port of Wilmington, LLC (“Wilmington”), which owns the Wilmington terminal assets (the “Wilmington Drop-Down”), for total consideration of $130.0 million, subject to certain conditions. The Wilmington Drop-Down included the Wilmington terminal assets and a long-term terminal services agreement with our sponsor (the “Holdings TSA”) to handle throughput volumes sourced from Greenwood. The purchase price included $74.0 million of deferred consideration, which was paid in full in April 2019 and consisted of $24.3 million in cash, of which $22.8 million was distributed to the Hancock Member and the issuance of 1,691,627 common units, or approximately $49.7 million in common units, which were distributed to the Hancock Member. The $74.0 million of deferred consideration was reflected on the condensed consolidated balance sheets as of December 31, 2018.
Greenwood Contract
In February 2018, we entered into a contract with Greenwood to purchase wood pellets produced by the Greenwood plant through March 2022 and we have a take-or-pay obligation with respect to 550,000 MTPY of wood pellets from July 2019 through March 2022.
During the three and six months ended June 30, 2019, we purchased $13.7 million and $24.2 million, respectively, of wood pellets and recorded a cost of cover deficiency fee from Greenwood of approximately $0.3 million and $3.3 million, respectively, from Greenwood as Greenwood was unable to satisfy certain commitments. Of the net $13.4 million and $20.9 million, respectively, $13.7 million and $24.1 million, respectively, is included in cost of goods sold and $0.1 million is included in finished goods inventory as of June 30, 2019. During the three and six months ended June 30, 2018, we purchased $5.2 million and $8.3 million, respectively, of wood pellets from Greenwood, which is included in cost of goods sold.
As of June 30, 2019, $4.2 million is included in related-party payables related to our wood pellet purchases from Greenwood and $1.0 million is included in related-party receivables related to Greenwood’s cost of cover deficiency fee. As of December 31, 2018, $7.9 million is included in related-party payables related to our wood pellet purchases from Greenwood.
Holdings TSA
The Wilmington Drop-Down included a long-term terminal services agreement with our sponsor (the “Holdings TSA”). Pursuant to the Holdings TSA, our sponsor agreed to deliver a minimum of 125,000 MT of wood pellets per quarter for receipt, storage, handling and loading services by the Wilmington terminal and pay a fixed fee on a per-ton basis for such terminal services. The Holdings TSA remains in effect until September 1, 2026. We did not record any terminal services revenue from our

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

sponsor during the three months ended June 30, 2018. During the six months ended June 30, 2018, we recorded $0.8 million as terminal services revenue from our sponsor, which is included in other revenue.
In February 2018, our sponsor amended and assigned the Holdings TSA to Greenwood. Deficiency payments are due to Wilmington if quarterly minimum throughput requirements are not met. During the three and six months ended June 30, 2019 and 2018, we recorded $0.2 million and $0.8 million, respectively, and $1.1 million and $1.5 million, respectively, of deficiency fees from Greenwood, which is included in other revenue.
Biomass Option Agreement – Enviva Holdings, LP
Enviva, LP purchased $1.7 million of wood pellets from the sponsor during the six months ended June 30, 2018 pursuant to a biomass option agreement. The wood pellet purchase amounts are included in cost of goods sold. The biomass option agreement terminated in accordance with its terms in March 2018.
Enviva FiberCo, LLC
We purchase raw materials from Enviva FiberCo, LLC (“FiberCo”), a wholly owned subsidiary of our sponsor. During the three and six months ended June 30, 2019, we purchased raw materials of $1.7 million and $3.6 million, respectively, from FiberCo. No cost of cover deficiency fees were recognized during the three months ended June 30, 2019. Offsetting the raw material purchases during the six months ended June 30, 2019, we recognized $2.9 million of cost of cover deficiency fees from FiberCo under a wood supply master agreement as FiberCo was unable to satisfy certain commitments, which is included in related-party receivables as of June 30, 2019. During the three and six months ended June 30, 2018 we purchased raw materials of $1.8 million and $3.5 million, respectively, from FiberCo. No cost of cover deficiency fees were recognized during the three months ended June 30, 2018.
JV 1.0 Drop-Down
In connection with the JV 1.0 Drop-Down, the sponsor assigned to us all of its rights and obligations under the First JV Revolver. On the date of assignment, $4.1 million was outstanding from the First JV to the sponsor. As a result of the assignment, the balance on the First JV Revolver became due from the First JV to the Partnership. As of June 30, 2019, $4.1 million is included in related-party payable and is due to the sponsor.
Long-Term Incentive Plan Vesting
As of June 30, 2019, we had an insignificant amount included in related-party payables related to withholding tax amounts due to Enviva Management associated with the vesting of time-based phantom units under the Enviva Partners, LP Long-Term Incentive Plan (“LTIP”).
(14) Partners’ Capital
Common Units - Issuance
During March 2019, we issued 3,508,778 common units in a registered direct offering for net proceeds of approximately $97.0 million, net of $3.0 million of issuance costs.
On April 1, 2019, as deferred consideration for the Wilmington Drop-Down, we issued 1,691,627 common units, or $49.7 million in common units, to the First JV, which common units were distributed to the Hancock Member. On April 2, 2019, in connection with the JV 1.0 Drop-Down, we issued 1,681,237 common units, or $50.0 million in common units, to the sponsor.
Allocations of Net Income
The Partnership’s partnership agreement contains provisions for the allocation of net income and loss to the unitholders of the Partnership and the General Partner. For purposes of maintaining partner capital accounts, the partnership agreement specifies that items of income and loss shall be allocated among the partners of the Partnership in accordance with their respective percentage ownership interest. Such allocations are made after giving effect, if any, to priority income allocations in an amount equal to incentive cash distributions, which are allocated 100% to the General Partner.

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
During the three and six months ended June 30, 2019, we did not sell common units under the ATM Program. During the three months ended June 30, 2018, we did not sell common units under the ATM Program. During the six months ended June 30, 2018, we sold 8,408 common units under the ATM Program for net proceeds of $0.2 million, net of an insignificant amount of commissions. Net proceeds from sales under the ATM Program were used for general partnership purposes.
First JV
The capital of the First JV is divided into two classifications: (1) Class A Units and (2) Class B Units, issued at a price of $1.00 per unit for each class.
Class A Units - Noncontrolling Interests
Class A Units were issued to the Hancock Member in exchange for capital contributions at a price of $1.00 for each Class A Unit.
The Hancock Member had a total capital commitment of $235.2 million and, as of June 30, 2019, the Hancock Member held 227.0 million Class A Units with a remaining capital commitment amount of $8.2 million.
Class B Units - Controlling Interests
Class B Units were issued to the Enviva Member in exchange for capital contributions at a price of $1.00 for each Class B Unit.
The Enviva Member had a total capital commitment of $232.2 million and, as of June 30, 2019, the Enviva Member held 224.0 million Class B Units with a remaining commitment amount of $8.2 million.
Pursuant to the limited liability company agreement of the First JV (the “First JV LLCA”), we are the managing member of the First JV and have the authority to manage the business and affairs of the First JV and take actions on its behalf, including adopting annual budgets, entering into agreements, effecting asset sales or biomass purchase agreements, making capital calls, incurring debt and taking other actions, subject to consent of the Hancock Member in certain circumstances. The First JV LLCA also sets forth the capital commitments and limitations thereon from each of the members, and provides for the allocation of sale proceeds and distributions among the holders of outstanding Class A Units and Class B Units.
We included all accounts of the First JV in our consolidated results as of April 2, 2019 as the Class B Units represent a controlling interest in the First JV.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

Distribution Rights
Distributions to the Hancock Member, and to the Enviva member, are made in the reasonable discretion of the Enviva Member and are governed by the waterfall provisions of the First JV LLCA, which provides that distributions, after repayment of the First JV Revolver borrowings, are to be made as follows:

•	First: To the members in proportion to their relative unreturned capital contributions, then to the members in proportion to their relative unpaid preference amount.

•	Thereafter: 25% to the Hancock Member and 75% to the Enviva Member.
Prior to the JV 1.0 Drop-Down, at the discretion of the Enviva Member, the Hancock Member had received all of its capital contributions and substantially all of its preference amount. Given that and the historical net losses of the First JV having been previously allocated to the Enviva Member and the Hancock Member in proportion to their unreturned capital contributions, the balance of the First JV members’ capital attributable had become negative as of the JV 1.0 Drop-Down. Additionally, given that and the extent to which the Enviva Member has yet to receive repayment of its revolver borrowings, capital contributions and preference amount as of June 30, 2019, none of the net loss of the First JV has been allocated to the Hancock Member subsequent to the date of the JV 1.0 Drop-Down. Thus, no change has been recognized to the negative noncontrolling interest balance that we acquired.
(15) Equity-Based Awards
The following table summarizes information regarding phantom unit awards (the “Affiliate Grants”) under the LTIP to employees of Enviva Management who provide services to the Partnership:

	Time-Based Phantom Units		Performance-Based Phantom Units		Total Affiliate Grant Phantom Units
	Units	Weighted- Average Grant Date Fair Value (per unit)(1)	Units	Weighted- Average Grant Date Fair Value (per unit)(1)	Units	Weighted- Average Grant Date Fair Value (per unit)(1)
Nonvested December 31, 2018	723,940	$25.91	239,512	$27.65	963,452	$26.34
Granted	372,007	$30.39	214,437	$30.25	586,444	$30.34
Forfeitures	(35,459)	$27.55	(7,607)	$29.57	(43,066)	$27.91
Vested	(145,506)	$18.30	—	$—	(145,506)	$18.30
Nonvested June 30, 2019	914,982	$28.88	446,342	$28.86	1,361,324	$28.87
______________________________________________________________

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
As of June 30, 2019, an insignificant amount is included in related-party payables to Enviva Management to satisfy tax-withholding requirements associated with time-based phantom awards that vested under the LTIP during the six months ended June 30, 2019. During the six months ended June 30, 2018, we paid $2.3 million to the General Partner, which acquired common units from a wholly owned subsidiary of our sponsor for delivery to the recipients under the LTIP. We also paid $1.7 million during the six months ended June 30, 2018 to Enviva Management to satisfy the tax-withholding requirements associated with such common units under the MSAs.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

The following table summarizes information regarding phantom unit awards to certain non-employee directors of the General Partner (the “Director Grants”) under the LTIP:

	Time-Based Phantom Units
	Units	Weighted- Average Grant Date Fair Value (per unit)(1)
Nonvested December 31, 2018	13,964	$28.65
Granted	13,444	$30.16
Vested	(13,964)	$28.65
Nonvested June 30, 2019	13,444	$30.16
In February 2019, Director Grants valued at $0.4 million were granted and vest on the first anniversary of the grant date. In February 2019, the Director Grants that were nonvested at December 31, 2018 vested, and common units were issued in respect of such vested Director Grants.
Distribution Equivalent Rights
There were no paid DER distributions related to time-based Affiliate Grants for the three months ended June 30, 2019. Paid DER distributions related to time-based Affiliate Grants were $0.9 million for the six months ended June 30, 2019. Paid DER distributions related to the time-based Affiliate Grants were $1.2 million for the six months ended June 30, 2018. Paid DER distributions were insignificant for the three months ended June 30, 2018. At June 30, 2019 and December 31, 2018, $1.2 million and $0.9 million, respectively, of DER distributions were included in related-party accrued liabilities.
Unpaid distribution equivalent rights (“DERs”) amounts related to the performance-based Affiliate Grants at June 30, 2019 were $1.3 million, of which $0.5 million are included in accrued liabilities and $0.8 million are included in other long-term liabilities on the condensed consolidated balance sheets. Unpaid DER amounts related to the performance-based Affiliate Grants at December 31, 2018 were $0.7 million, of which $0.4 million are included in accrued liabilities and $0.3 million are included in other long-term liabilities.
(16) Income Taxes
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
As of June 30, 2019, the only periods subject to examination for federal and state income tax returns are 2015 through 2018. We believe our income tax filing positions, including our status as a pass-through entity, would be sustained on audit and do not anticipate any adjustments that would result in a material change to our unaudited condensed consolidated balance sheet. Therefore, no reserves for uncertain tax positions or interest and penalties have been recorded. For the three and six months ended June 30, 2019 and 2018, no provision for federal or state income taxes has been recorded in the condensed consolidated financial statements.
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
The following computation of net income (loss) per limited partner unit is as follows for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019
	Common Units	General Partner
Weighted-average common units outstanding—basic	33,400	—
Effect of nonvested phantom units	—	—
Weighted-average common units outstanding—diluted	33,400	—

	Three Months Ended June 30, 2019
	Common Units	General Partner	Total
Distributions declared	$22,081	$2,773	$24,854
Earnings less than distributions	(28,655)	—	(28,655)
Net (loss) income attributable to partners	$(6,574)	$2,773	$(3,801)
Weighted-average units outstanding—basic and diluted	33,400
Net loss per limited partner unit—basic and diluted	$(0.20)

	Six Months Ended June 30, 2019
	Common Units	General Partner
Weighted-average common units outstanding—basic	30,098	—
Effect of nonvested phantom units	—	—
Weighted-average common units outstanding—diluted	30,098	—

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

	Six Months Ended June 30, 2019
	Common Units	General Partner	Total
Distributions declared	$43,661	$5,043	$48,704
Earnings less than distributions	(61,428)	—	(61,428)
Net (loss) income attributable to partners	$(17,767)	$5,043	$(12,724)
Weighted-average units outstanding—basic and diluted	30,098
Net loss per limited partner unit—basic and diluted	$(0.59)

	Three Months Ended June 30, 2018
	Common Units	Subordinated Units	General Partner
Weighted-average common units outstanding—basic	18,597	7,804	—
Effect of nonvested phantom units	1,131	—	—
Weighted-average common units outstanding—diluted	19,728	7,804	—

	Three Months Ended June 30, 2018
	Common Units	Subordinated Units	General Partner	Total
Distributions declared	$11,750	$4,931	$1,400	$18,081
Earnings less than distributions	(10,240)	(4,297)	—	(14,537)
Net income attributable to partners	$1,510	$634	$1,400	$3,544
Weighted-average units outstanding—basic	18,597	7,804
Weighted-average units outstanding—diluted	19,728	7,804
Net income per limited partner unit—basic	$0.08	$0.08
Net income per limited partner unit—diluted	$0.08	$0.08

	Six Months Ended June 30, 2018
	Common Units	Subordinated Units	General Partner
Weighted-average common units outstanding—basic	16,518	9,855	—
Effect of nonvested phantom units	—	—	—
Weighted-average common units outstanding—diluted	16,518	9,855	—

	Six Months Ended June 30, 2018
	Common Units	Subordinated Units	General Partner	Total
Distributions declared	$20,788	$12,403	$2,664	$35,855
Earnings less than distributions	(32,347)	(19,299)	—	(51,646)
Net (loss) income attributable to partners	$(11,559)	$(6,896)	$2,664	$(15,791)
Weighted-average units outstanding—basic and diluted	16,518	9,855
Net loss per limited partner unit—basic and diluted	$(0.70)	$(0.70)

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

Cash Distributions to Unitholders
Distributions that have been paid or declared related to the reporting period are considered in the determination of earnings per unit. The following table details the cash distribution paid or declared (in millions, except per-unit amounts):

Quarter Ended	Declaration Date	Record Date	Payment Date	Distribution Per Unit	Total Cash Distribution	Total Payment to General Partner for Incentive Distribution Rights
June 30, 2018	August 1, 2018	August 15, 2018	August 29, 2018	$0.6300	$16.7	$1.4
September 30, 2018	October 31, 2018	November 15, 2018	November 29, 2018	$0.6350	$16.8	$1.5
December 31, 2018	January 29, 2019	February 15, 2019	February 28, 2019	$0.6400	$17.0	$1.7
March 31, 2019	May 2, 2019	May 20, 2019	May 29, 2019	$0.6450	$21.6	$2.3
June 30, 2019	July 31, 2019	August 15, 2019	August 29, 2019	$0.6600	$22.1	$2.8
Distributions to be made in future periods based on the current period calculation of cash available for distribution are allocated to each class of equity that will receive the distribution. Any unpaid cumulative distributions are allocated to the appropriate class of equity.
We determine the amount of cash available for distribution for each quarter in accordance with our partnership agreement. The amount to be distributed to common unitholders and IDR holders is based on the distribution waterfall set forth in our partnership agreement. Net earnings for the quarter are allocated to each class of partnership interest based on the distributions to be made. On May 30, 2018, the subordination period ended in accordance with our partnership agreement and the subordinated units were converted into common units on a one-for-one basis.
(18) Supplemental Guarantor Information
The Partnership and its wholly owned finance subsidiary, Enviva Partners Finance Corp., are the co-issuers of our senior notes on a joint and several basis. The senior notes are guaranteed on a senior unsecured basis by certain of the Partnership’s direct and indirect wholly owned subsidiaries (excluding Enviva Partners Finance Corp. and certain immaterial subsidiaries) and will be guaranteed by the Partnership’s future restricted subsidiaries that guarantee certain of its other indebtedness (collectively, the “Subsidiary Guarantors”). The guarantees are full and unconditional and joint and several. Each of the Subsidiary Guarantors is directly or indirectly 100% owned by the Partnership. Enviva Partners Finance Corp. is a finance subsidiary formed for the purpose of being the co-issuer of the senior notes. Other than certain restrictions arising under the senior secured revolving credit facility and the indenture governing the senior notes (see Note 12, Long-Term Debt and Finance Lease Obligations), there are no significant restrictions on the ability of any restricted subsidiary to (i) pay dividends or make any other distributions to the Partnership or any of its restricted subsidiaries or (ii) make loans or advances to the Partnership or any of its restricted subsidiaries. As of June 30, 2019, in accordance with Rule 3-10 of Regulation S-X, supplemental consolidating financial statements have been prepared from our financial information on the same basis of accounting as our consolidated financial statements. In periods prior to June 30, 2019, condensed consolidating financial information required under Rule 3-10 was not provided as our non-guarantor subsidiaries were considered minor or were not required to be presented.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

Condensed Consolidated Balance Sheet
June 30, 2019

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$3,629	$1,376	$—	$5,005
Accounts receivable	61,812	6	—	61,818
Insurance receivables	2,258	—	—	2,258
Related-party receivables	14,322	8,370	(17,005)	5,687
Inventories	30,985	307	—	31,292
Prepaid expenses and other current assets	2,847	222	—	3,069
Total current assets	115,853	10,281	(17,005)	109,129

Property, plant and equipment - in service, net	523,691	1,783	—	525,474
Construction in progress	39,300	159,496	(180)	198,616
Total Property, plant and equipment, net	562,991	161,279	(180)	724,090

Operating lease right-of-use assets, net	26,935	6,942	—	33,877
Related-party note receivable	26,989	—	(26,989)	—
Goodwill	85,615	—	—	85,615
Investment in subsidiaries	118,543	—	(118,543)	—
Other long-term assets	7,038	—	(180)	6,858
Total assets	$943,964	$178,502	$(162,897)	$959,569

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$12,706	$2,942	$—	$15,648
Related-party payables and accrued liabilities	35,766	10,712	(17,005)	29,473
Deferred consideration for drop-downs due to related party	40,000	—	—	40,000
Accrued and other current liabilities	38,000	14,788	—	52,788
Current portion of interest payable	5,512	—	—	5,512
Current portion of long-term debt and finance lease obligations	2,733	—	—	2,733
Total current liabilities	134,717	28,442	(17,005)	146,154
Long-term debt and finance lease obligations	523,348	—	—	523,348
Related-party long-term debt	—	26,989	(26,989)	—
Long-term operating lease liabilities	27,726	6,123	—	33,849
Long-term interest payable	1,070	—	—	1,070
Long-term interest related-party payable	—	180	(180)	—
Other long-term liabilities	1,991	—	—	1,991
Total liabilities	688,852	61,734	(44,174)	706,412
Total Enviva Partners, LP partners' capital	255,112	164,960	(118,723)	301,349
Noncontrolling interest	—	(48,192)	—	(48,192)
Total partners’ capital	255,112	116,768	(118,723)	253,157
Total liabilities and partners’ capital	$943,964	$178,502	$(162,897)	$959,569

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

Condensed Consolidated Balance Sheet
December 31, 2018

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$2,396	$64	$—	$2,460
Accounts receivable	54,792	2	—	54,794
Insurance receivables	5,140	—	—	5,140
Related-party receivables	6,453	4,944	(10,005)	1,392
Inventories	31,490	—	—	31,490
Prepaid expenses and other current assets	2,235	—	—	2,235
Total current assets	102,506	5,010	(10,005)	97,511

Property, plant and equipment - in service, net	542,635	—	—	542,635
Construction in progress	14,393	—	—	14,393
Total Property, plant and equipment, net	557,028	—	—	557,028

Goodwill	85,615	—	—	85,615
Investment in subsidiaries	652	—	(652)	—
Other long-term assets	8,616	—	—	8,616
Total assets	$754,417	$5,010	$(10,657)	$748,770

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$15,551	$—	$—	$15,551
Related-party payables and accrued liabilities	33,169	5,061	(10,005)	28,225
Deferred consideration for drop-downs due to related party	74,000	—	—	74,000
Accrued and other current liabilities	41,395	5	—	41,400
Current portion of interest payable	5,434	—	—	5,434
Current portion of long-term debt and finance lease obligations	2,722	—	—	2,722
Total current liabilities	172,271	5,066	(10,005)	167,332
Long-term debt and finance lease obligations	429,933	—	—	429,933
Long-term interest payable	1,010	—	—	1,010
Other long-term liabilities	3,779	—	—	3,779
Total liabilities	606,993	5,066	(10,005)	602,054
Total partners’ capital	147,424	(56)	(652)	146,716
Total liabilities and partners’ capital	$754,417	$5,010	$(10,657)	$748,770

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

Condensed Consolidated Statement of Operations
For the Three Months Ended June 30, 2019

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Product sales	$167,202	$—	$—	$167,202
Other revenue	1,552	—	(675)	877
Net revenue	168,754	—	(675)	168,079
Cost of goods sold	140,476	—	—	140,476
Depreciation and amortization	11,096	—	—	11,096
Total cost of goods sold	151,572	—	—	151,572
Gross margin	17,182	—	(675)	16,507
General and administrative expenses	1,253	1,663	(675)	2,241
Related-party management services agreement fee	5,114	3,675	—	8,789
Total general and administrative expenses	6,367	5,338	(675)	11,030
Income (loss) from operations	10,815	(5,338)	—	5,477
Other (expense) income:
Interest expense	(9,169)	(27)	—	(9,196)
Other income (expense), net	47	51	(180)	(82)
Total other (expense) income, net	(9,122)	24	(180)	(9,278)
Net income (loss)	$1,693	$(5,314)	$(180)	$(3,801)

Condensed Consolidated Statement of Operations
For the Three Months Ended June 30, 2018

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Product sales	$133,168	$—	$—	$133,168
Other revenue	2,428	—	—	2,428
Net revenue	135,596	—	—	135,596
Cost of goods sold	105,967	—	—	105,967
Depreciation and amortization	9,818	—	—	9,818
Total cost of goods sold	115,785	—	—	115,785
Gross margin	19,811	—	—	19,811
General and administrative expenses	3,811	18	—	3,829
Related-party management services agreement fee	3,458	—	—	3,458
Total general and administrative expenses	7,269	18	—	7,287
Income (loss) from operations	12,542	(18)	—	12,524
Other (expense) income:
Interest expense	(9,047)	—	—	(9,047)
Other income (expense), net	161	(94)	—	67
Total other expense, net	(8,886)	(94)	—	(8,980)
Net income (loss)	$3,656	$(112)	$—	$3,544

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

Condensed Consolidated Statement of Operations
For the Six Months Ended June 30, 2019

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Product sales	$323,801	$—	$—	$323,801
Other revenue	3,322	—	(675)	2,647
Net revenue	327,123	—	(675)	326,448
Cost of goods sold	277,868	—	—	277,868
Depreciation and amortization	22,166	—	—	22,166
Total cost of goods sold	300,034	—	—	300,034
Gross margin	27,089	—	(675)	26,414
General and administrative expenses	6,871	1,669	(675)	7,865
Related-party management services agreement fee	9,327	3,675	—	13,002
Total general and administrative expenses	16,198	5,344	(675)	20,867
Income (loss) from operations	10,891	(5,344)	—	5,547
Other (expense) income:
Interest expense	(18,802)	(27)	—	(18,829)
Other income (expense), net	687	51	(180)	558
Total other expense, net	(18,115)	24	(180)	(18,271)
Net loss	$(7,224)	$(5,320)	$(180)	$(12,724)

Condensed Consolidated Statement of Operations
For the Six Months Ended June 30, 2018

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Product sales	$255,490	$—	$—	$255,490
Other revenue	5,430	—	—	5,430
Net revenue	260,920	—	—	260,920
Cost of goods sold	227,005	—	—	227,005
Depreciation and amortization	19,122	—	—	19,122
Total cost of goods sold	246,127	—	—	246,127
Gross margin	14,793	—	—	14,793
General and administrative expenses	6,557	20	—	6,577
Related-party management services agreement fee	7,514	—	—	7,514
Total general and administrative expenses	14,071	20	—	14,091
Income (loss) from operations	722	(20)	—	702
Other (expense) income:
Interest expense	(17,692)	—	—	(17,692)
Other income (expense), net	1,293	(94)	—	1,199
Total other expense, net	(16,399)	(94)	—	(16,493)
Net loss	$(15,677)	$(114)	$—	$(15,791)

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

Condensed Consolidated Statement of Comprehensive Income (Loss)
For the Three Months Ended June 30, 2019

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$1,693	$(5,314)	$(180)	$(3,801)
Other comprehensive loss:
Net unrealized losses on cash flow hedges	(106)	—	—	(106)
Reclassification of net gains realized into net income (loss)	(86)	—	—	(86)
Total other comprehensive loss	(192)	—	—	(192)
Total comprehensive income (loss)	$1,501	$(5,314)	$(180)	$(3,993)

Condensed Consolidated Statement of Comprehensive Income (Loss)
For the Three Months Ended June 30, 2018

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$3,656	$(112)	$—	$3,544
Other comprehensive income (loss):
Net unrealized gains on cash flow hedges	4,365	—	—	4,365
Reclassification of net gains realized into net income (loss)	(64)	—	—	(64)
Total other comprehensive income	4,301	—	—	4,301
Total comprehensive income (loss)	$7,957	$(112)	$—	$7,845

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

Condensed Consolidated Statement of Comprehensive Loss
For the Six Months Ended June 30, 2019

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(7,224)	$(5,320)	$(180)	$(12,724)
Other comprehensive loss:
Net unrealized losses on cash flow hedges	(161)	—	—	(161)
Reclassification of net gains realized into net loss	(193)	—	—	(193)
Total other comprehensive loss	(354)	—	—	(354)
Total comprehensive loss	$(7,578)	$(5,320)	$(180)	$(13,078)

Condensed Consolidated Statement of Comprehensive Loss
For the Six Months Ended June 30, 2018

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(15,677)	$(114)	$—	$(15,791)
Other comprehensive income (loss):
Net unrealized gains on cash flow hedges	3,037	—	—	3,037
Reclassification of net gains realized into net loss	(63)	—	—	(63)
Total other comprehensive income	2,974	—	—	2,974
Total comprehensive loss	$(12,703)	$(114)	$—	$(12,817)

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

Condensed Consolidated Statement of Cash Flows
For the Six Months Ended June 30, 2019

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(7,224)	$(5,320)	$(180)	$(12,724)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	22,426	30	—	22,456
MSA Fee Waivers	7,400	3,646	—	11,046
Amortization of debt issuance costs, debt premium and original issue discounts	595	—	—	595
Loss on disposal of assets	350	—	—	350
Unit-based compensation	2,936	549	—	3,485
Fair value changes in derivatives	(346)	—	—	(346)
Unrealized loss on foreign currency transactions, net	29	—	—	29
Change in operating assets and liabilities:
Accounts and insurance receivables	(4,163)	(4)	—	(4,167)
Related-party receivables	(17,529)	(2,012)	17,005	(2,536)
Prepaid expenses and other current and long-term assets	(139)	(201)	—	(340)
Inventories	287	(305)	—	(18)
Derivatives	563	—	—	563
Accounts payable, accrued liabilities and other current liabilities	(2,449)	(4,630)	—	(7,079)
Related-party payables and accrued liabilities	14,045	2,604	(17,005)	(356)
Accrued interest	(1,650)	1,072	—	(578)
Operating lease liabilities	(1,690)	(782)	—	(2,472)
Other long-term liabilities	196	(542)	—	(346)
Net cash provided by (used in) operating activities	13,637	(5,895)	(180)	7,562
Cash flows from investing activities:
Purchases of property, plant and equipment	(30,823)	(19,069)	—	(49,892)
Payment in relation to the Enviva Wilmington Holdings, LLC Drop-Down	(74,700)	—	—	(74,700)
Net cash used in investing activities	(105,523)	(19,069)	—	(124,592)
Cash flows from financing activities:
Proceeds from long-term debt and finance lease obligations, net	92,248	—	—	92,248
Proceeds from common unit issuances	96,970	—	—	96,970
First JV Revolver	(22,850)	22,850	—	—
Payment of deferred consideration for Enviva Port of Wilmington, LLC Drop-Down	(24,300)	—	—	(24,300)
Distributions to unitholders, distribution equivalent rights and incentive distribution rights holder	(43,473)	—	—	(43,473)
Payment for withholding tax associated with Long-Term Incentive Plan vesting	(1,870)	—	—	(1,870)
Net cash provided by financing activities	96,725	22,850	—	119,575
Net increase (decrease) in cash, cash equivalents and restricted cash	4,839	(2,114)	(180)	2,545
Cash, cash equivalents and restricted cash, beginning of period	(1,030)	3,490	—	2,460
Cash, cash equivalents and restricted cash, end of period	$3,809	$1,376	$(180)	$5,005

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

Condensed Consolidated Statement of Cash Flows
For the Six Months Ended June 30, 2018

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(15,677)	$(114)	$—	$(15,791)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,439	—	—	19,439
Amortization of debt issuance costs, debt premium and original issue discounts	548	—	—	548
Loss on disposal of assets	244	—	—	244
Unit-based compensation	3,823	—	—	3,823
Fair value changes in derivatives	(2,923)	—	—	(2,923)
Unrealized loss on foreign currency transactions, net	29		—	29
Change in operating assets and liabilities:
Accounts and insurance receivables	33,806	—	—	33,806
Related-party receivables	(4,052)	(2,899)	7,017	66
Prepaid expenses and other current and long-term assets	(297)	—	—	(297)
Inventories	(12,021)	—	—	(12,021)
Derivatives	(947)	—	—	(947)
Accounts payable, accrued liabilities and other current liabilities	8,435	1	—	8,436
Related-party payables and accrued liabilities	(546)	4,118	(7,017)	(3,445)
Accrued interest	60	—	—	60
Other long-term liabilities	206	—	—	206
Net cash provided by operating activities	30,127	1,106	—	31,233
Cash flows from investing activities:
Purchases of property, plant and equipment	(5,879)	—	—	(5,879)
Insurance proceeds from property loss	1,130	—	—	1,130
Net cash used in investing activities	(4,749)	—	—	(4,749)
Cash flows from financing activities:
Proceeds from long-term debt and finance lease obligations, net	27,016	—	—	27,016
Proceeds from common unit issuances	241	—	—	241
Distributions to unitholders, distribution equivalent rights and incentive distribution rights holder	(36,469)	—	—	(36,469)
Payment to General Partner to purchase affiliate common units for Long-Term Incentive Plan vesting	(2,341)	—	—	(2,341)
Payment for withholding tax associated with Long-Term Incentive Plan vesting	(1,665)	—	—	(1,665)
Net cash used in financing activities	(13,218)	—	—	(13,218)
Net increase in cash, cash equivalents and restricted cash	12,160	1,106	—	13,266
Cash, cash equivalents and restricted cash, beginning of period	524	—	—	524
Cash, cash equivalents and restricted cash, end of period	$12,684	$1,106	$—	$13,790

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Enviva Partners, LP, together with its subsidiaries (“we,” “us,” “our” or the “Partnership”), is a Delaware limited partnership formed on November 12, 2013. Our sponsor is Enviva Holdings, LP (and, where applicable, its wholly owned subsidiaries Enviva MLP Holdco, LLC and Enviva Development Holdings, LLC) and references to our General Partner refer to Enviva Partners GP, LLC, a wholly owned subsidiary of Enviva Holdings, LP. References to “Enviva Management” refer to Enviva Management Company, LLC, a wholly owned subsidiary of Enviva Holdings, LP, and references to “our employees” refer to the employees of Enviva Management. References to the “First JV” refer to Enviva Wilmington Holdings, LLC, which is a joint venture between our sponsor and John Hancock Life Insurance Company (U.S.A.) and certain of its affiliates. References to the “Second JV” refer to a joint venture between our sponsor and John Hancock Life Insurance Company (U.S.A.) and certain of its affiliates.
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
Business Overview
We aggregate a natural resource, wood fiber, and process it into a transportable form, wood pellets. We sell a significant majority of our wood pellets through long-term, take-or-pay off-take contracts with creditworthy customers in the United Kingdom and Europe. We own and operate seven plants with a combined production capacity of over 3.5 million metric tons (“MT”) of wood pellets per year in Virginia, North Carolina, Mississippi, and Florida. In addition, we export wood pellets through our marine terminals at the Port of Chesapeake, Virginia (the “Chesapeake terminal”) and the Port of Wilmington, North Carolina (the “Wilmington terminal”) and from third-party marine terminals in Mobile, Alabama and Panama City, Florida. In April 2019, we acquired our sponsor’s interest the First JV. The First JV owns the Hamlet plant and a firm, 15-year take-or-pay off-take contract to supply nearly 1.0 million metric tons per year (“MTPY”) of wood pellets, following a ramp period. The Hamlet plant is now operating, and we expect the plant to exit 2019 with a production run-rate of approximately 500,000 MTPY and to reach its nameplate production capacity of approximately 600,000 MTPY in 2021. All of our facilities are located in geographic regions with low input costs and favorable transportation logistics. Owning these cost-advantaged assets, the output from which is fully contracted, in a rapidly expanding industry provides us with a platform to generate stable and growing cash flows that should enable us to increase our per-unit cash distributions over time, which is our primary business objective.
Our strategy is to fully contract the wood pellet production from our plants under long-term, take-or-pay off-take contracts. During 2019, production capacity from our plants and wood pellets sourced from a production plant in Greenwood, South Carolina (the “Greenwood plant”) owned by the Second JV and from third parties are approximately equal to the contracted volumes under our existing long-term, take-or-pay off-take contracts. Our long-term, take-or-pay off-take contracts provide for sales of 2.9 million MT of wood pellets in 2019 and have a total weighted-average remaining term of 10.4 years from July 1, 2019. We intend to continue expanding our business by taking advantage of the growing demand for our product that is driven by conversion of coal-fired power generation and combined heat and power plants to co-fired or dedicated biomass-fired plants and construction of newly dedicated biomass-fired plants, principally in Europe and increasingly in Japan.
Recent Developments
Hamlet Transaction
In April 2019, we acquired from the sponsor all of the issued and outstanding Class B Units of the First JV for total consideration of $165.0 million, subject to certain adjustments (the “Hamlet Transaction”). The First JV owns the Hamlet plant and a firm, 15-year take-or-pay off-take contract to supply nearly one million MTPY of wood pellets, following a ramp period. The contract commences in 2019, ramps to full supply volumes in 2021 and continues through 2034. The Partnership already had off-take contracts with the First JV to supply 470,000 MTPY of the volumes to be supplied to the First JV prior to the Hamlet Transaction; as a result, the Partnership will have 500,000 MTPY in incremental sales volumes as a result thereof.
On the date of our acquisition of the sponsor’s Class B Units in the First JV:

•	We commenced an associated terminal services agreement to handle contracted volumes from the Hamlet plant.

•
We entered into an agreement with the sponsor, pursuant to which (1) the sponsor will pay us certain cash flows from the Hamlet plant until June 30, 2020, (2) the sponsor will reimburse us for construction cost overruns in excess of budgeted capital expenditures for the Hamlet plant, subject to certain exceptions, (3) we will pay to the sponsor quarterly incentive payments for any wood pellets produced by the Hamlet plant in excess of forecast production levels through June 30, 2020, and (4) the sponsor will retain liability for certain claims payable, if any, by the First JV (the “Make-Whole Agreement”).

•
The First JV entered into an agreement with Enviva Management to waive the obligation to pay an aggregate of approximately $2.7 million of management fees payable to Enviva Management under the First JV MSA with respect to the period from the date of acquisition until the later of July 1, 2019 and COD of the Hamlet plant (the “First JV MSA Fee Waiver”).

•
We entered into an agreement with Enviva Management to waive the obligation to pay an aggregate of approximately $13.0 million in fees payable under our management services agreement (the “EVA MSA,” and together with the First JV MSA, the “MSAs”) with Enviva Management with respect to the period from the date of the JV 1.0 Drop-Down through the second quarter of 2020 (the “EVA MSA Fee Waiver”).

•	We assumed the sponsor’s position as lender under a credit agreement between the First JV, as borrower, and the sponsor, as lender (the “First JV Revolver”).
We refer to these transactions as the “JV 1.0 Drop-Down.”
The purchase price of $165.0 million for the JV 1.0 Drop-Down consisted of (1) a cash payment of $24.7 million, net of a purchase price adjustment of $0.3 million, (2) the issuance of 1,681,237 unregistered common units at a value of $29.74, or $50.0 million of common units, (3) $50.0 million in cash paid on June 28, 2019, (4) $40.0 million in cash to be paid on January 2, 2020 and (5) the elimination of $3.7 million of net related-party receivables and payables included in the net assets on the date of acquisition. As the holder of the Class B Units, Enviva, LP became a member of the First JV (the “Enviva Member”) on the acquisition date.
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
Mid-Atlantic Expansions
During 2019, we expect to increase the aggregate wood pellet production capacity of our plants in Northampton, North Carolina and Southampton, Virginia (the “Mid-Atlantic Expansions”) by approximately 400,000 MTPY in the aggregate, subject to receiving the necessary permits. We expect to invest a total of approximately $130.0 million in additional wood pellet production assets and emissions control equipment for the expansions and to complete expansion activities in the first half of 2020 with startup shortly thereafter. Capital expenditures on the Mid-Atlantic Expansions through June 30, 2019 were approximately $44.5 million.
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
Contracted Backlog
As of August 5, 2019 we had approximately $9.6 billion of product sales backlog for firm contracted product sales to our long-term off-take customers and have a total weighted-average remaining term of 10.4 years, compared to approximately $5.8 billion and a total weighted-average remaining term of 9.0 years as of July 1, 2018. Backlog represents the revenue to be recognized under existing contracts assuming deliveries occur as specified in the contracts. Contracted future product sales denominated in foreign currencies, excluding revenue hedged with foreign currency forward contracts, are included in U.S. Dollars at August 5, 2019 forward rates. The contracted backlog includes forward prices including inflation, foreign currency and commodity prices. The amount also includes the effects of related foreign currency derivative contracts.
Our expected future product sales revenue under our contracted backlog as of August 5, 2019 is as follows (in millions):

Period from August 5, 2019 to December 31, 2019	$298
Year ending December 31, 2020	913
Year ending December 31, 2021 and thereafter	8,340
Total product sales contracted backlog	$9,551
Assuming all volumes under the firm and contingent off-take contracts held by our sponsor and the Second JV were included with our product sales backlog for firm contracted product sales, the total weighted-average remaining term as of August 5, 2019 would increase to 13.2 years and the product sales backlog would increase to $17.9 billion as follows (in millions):

Period from August 5, 2019 to December 31, 2019	$298
Year ending December 31, 2020	913
Year ending December 31, 2021 and thereafter	16,685
Total product sales contracted backlog	$17,896
Factors Impacting Comparability of Our Financial Results
Inventory Impairment and Asset Disposal
On February 27, 2018, a fire occurred at the Chesapeake terminal, causing damage to equipment and approximately 43,000 MT of wood pellets (the “Chesapeake Incident”). The Chesapeake terminal returned to operations on June 28, 2018. During the three and six months ended June 30, 2018, we incurred $20.3 million and $48.7 million, respectively, in costs as a result of the Chesapeake Incident related to asset impairment, inventory write-off and disposal costs, emergency response costs, asset repair costs and business continuity costs, the latter of which represented incremental costs to commission temporary wood pellet storage and handling and ship loading operations at nearby locations to meet our contractual obligations to our customers. As of June 30, 2018, we had recovered $26.3 million related to the Chesapeake Incident, which included $1.1 million of lost profits. As of December 31, 2018, $3.8 million of probable insurance recoveries for the then-remaining costs not yet recovered were included in insurance receivables; we received the $3.8 million in probable insurance recoveries (plus $0.5 million recognized as other income in 2019) in February 2019.
In addition, we incurred other losses and costs associated with the Chesapeake Incident during and since the three and six months ended June 30, 2018 and are pursuing outstanding claims of approximately $25.0 million related to such amounts. Consequently, our results of operations and cash flows, as well as our financial measures not presented in accordance with accounting principles generally accepted in the United States (“GAAP”), or non-GAAP financial measures, may not be comparable to those for reported periods before or after the three and six months ended June 30, 2018.

How We Evaluate Our Operations
Adjusted Net (Loss) Income
We define adjusted net (loss) income as net (loss) income excluding certain expenses incurred related to the Chesapeake Incident and the Hurricane Events, consisting of emergency response expenses, expenses related to the disposal of inventory, and asset disposal and repair costs, offset by insurance recoveries received, certain non-cash waivers of fees for management services provided to us by our sponsor (collectively, “MSA Fee Waivers”), and interest expense associated with incremental borrowings related to the Chesapeake Incident. We believe that adjusted net (loss) income enhances investors’ ability to compare the past financial performance of our underlying operations with our current performance separate from certain items of gain or loss that we characterize as unrepresentative of our ongoing operations.
Adjusted Gross Margin per Metric Ton
We use adjusted gross margin per metric ton to measure our financial performance. We define adjusted gross margin as gross margin excluding asset disposals, depreciation and amortization, changes in unrealized derivative instruments related to hedged items included in gross margin, MSA Fee Waivers, and certain items of income or loss that we characterize as unrepresentative of our ongoing operations, including certain expenses incurred related to the Chesapeake Incident and Hurricane Events, consisting of emergency response expenses, expenses related to the disposal of inventory, and asset disposal and repair costs, offset by insurance recoveries received. We believe adjusted gross margin per metric ton is a meaningful measure because it compares our revenue-generating activities to our operating costs for a view of profitability and performance on a per metric ton basis. Adjusted gross margin per metric ton will primarily be affected by our ability to meet targeted production volumes and to control direct and indirect costs associated with procurement and delivery of wood fiber to our production plants and the production and distribution of wood pellets.
Adjusted EBITDA
We define adjusted EBITDA as net income or loss excluding depreciation and amortization, interest expense, income tax expense, early retirement of debt obligations, MSA Fee Waivers and unit compensation expense, asset impairments and disposals, changes in unrealized derivative instruments related to hedged items included in gross margin and other income and expense, and certain items of income or loss that we characterize as unrepresentative of our ongoing operations, including certain expenses incurred related to the Chesapeake Incident and Hurricane Events, consisting of emergency response expenses, expenses related to the disposal of inventory, and asset disposal and repair costs, offset by insurance recoveries received. Adjusted EBITDA is a supplemental measure used by our management and other users of our financial statements, such as investors, commercial banks, and research analysts, to assess the financial performance of our assets without regard to financing methods or capital structure.
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
Limitations of Non-GAAP Financial Measures
Adjusted net (loss) income, adjusted gross margin per metric ton, adjusted EBITDA, and distributable cash flow are not financial measures presented in accordance with GAAP. We believe that the presentation of these non-GAAP financial measures provides useful information to investors in assessing our financial condition and results of operations. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measures. Each of these non-GAAP financial measures has important limitations as an analytical tool because they exclude some, but not all, items that affect the most directly comparable GAAP financial measures. You should not consider adjusted net (loss) income, adjusted gross margin per metric ton, adjusted EBITDA, or distributable cash flow in isolation or as substitutes for analysis of our results as reported under GAAP.
Our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

Results of Operations
Three Months ended June 30, 2019 Compared to Three Months ended June 30, 2018

	Three Months ended June 30,		Change	Chesapeake Incident and Hurricane Events	Net Change
	2019	2018
	(in thousands)
Product sales	$167,202	$133,168	$34,034	$—	$34,034
Other revenue (1)	877	2,428	(1,551)	—	(1,551)
Net revenue	168,079	135,596	32,483	—	32,483
Cost of goods sold, excluding depreciation and amortization (1)	140,476	105,967	34,509	522	33,987
Depreciation and amortization	11,096	9,818	1,278	—	1,278
Total cost of goods sold	151,572	115,785	35,787	522	35,265
Gross margin	16,507	19,811	(3,304)	(522)	(2,782)
General and administrative expenses	2,241	3,829	(1,588)	—	(1,588)
Related-party management services agreement fee	8,789	3,458	5,331	—	5,331
Total general and administrative expenses	11,030	7,287	3,743	—	3,743
Income from operations	5,477	12,524	(7,047)	(522)	(6,525)
Interest expense	(9,196)	(9,047)	(149)	—	(149)
Other (expense) income	(82)	67	(149)	—	(149)
Net (loss) income	$(3,801)	$3,544	$(7,345)	$(522)	$(6,823)

(1) See Note 13, Related-Party Transactions
Product sales
Revenue related to product sales for wood pellets produced or procured by us increased to $167.2 million for the three months ended June 30, 2019 from $133.2 million for the three months ended June 30, 2018. The $34.0 million, or 26%, increase was primarily attributable to a 24% increase in sales volumes during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.
Other revenue
Other revenue decreased by $1.6 million during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The decrease is primarily attributable to $1.2 million in fees received from a customer requesting scheduling accommodations during the three months ended June 30, 2018.
Cost of goods sold
Cost of goods sold increased to $151.6 million for the three months ended June 30, 2019 from $115.8 million for the three months ended June 30, 2018. The $35.8 million, or 31%, increase was primarily attributable to a 24% increase in sales volumes and a 5% increase in costs primarily due to seasonal factors that were more significant and longer lasting than during the three months ended June 30, 2018. These seasonal factors were largely behind us at the end of the second quarter.
Gross margin
Gross margin decreased to $16.5 million for the three months ended June 30, 2019 from $19.8 million for the three months ended June 30, 2018. The gross margin decrease of $3.3 million was primarily attributable to a $6.1 million increase in costs. The increase in costs was partially offset by a gross margin increase of $2.9 million due to a 24% increase in sales volumes during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

Adjusted gross margin per metric ton

	Three Months ended June 30,
	2019	2018	Change
	(in thousands except per metric ton)
Reconciliation of gross margin to adjusted gross margin per metric ton:
Gross margin	$16,507	$19,811	$(3,304)
Loss on disposal of assets	350	244	106
Depreciation and amortization	11,096	9,818	1,278
Chesapeake Incident and Hurricane Events	(281)	(804)	523
Changes in unrealized derivative instruments	(2,334)	(3,463)	1,129
MSA Fee Waivers	2,700	—	2,700
Adjusted gross margin	$28,038	$25,606	$2,432
Metric tons sold	869	699	170
Adjusted gross margin per metric ton	$32.26	$36.63	$(4.37)
We earned adjusted gross margin of $28.0 million, or $32.26 per MT, for the three months ended June 30, 2019. Adjusted gross margin was $25.6 million, or $36.63 per MT, for the three months ended June 30, 2018. The factors impacting the change in adjusted gross margin include those described above under the heading “Gross margin.” Additionally, adjusted gross margin increased during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 due to the waiver of $2.7 million of management services fees by the sponsor as consideration for an assignment of two shipping contracts to our sponsor to rebalance our and our sponsor’s respective shipping obligations under existing off-take contracts.
General and administrative expenses
General and administrative expenses were $11.0 million for the three months ended June 30, 2019 and $7.3 million for the three months ended June 30, 2018. The $3.7 million increase in general and administrative expenses is primarily attributable to the consolidation of the First JV following the JV 1.0 Drop-Down on April 2, 2019.
Interest expense
We incurred $9.2 million of interest expense during the three months ended June 30, 2019 and $9.0 million of interest expense during the three months ended June 30, 2018. The increase in interest expense was primarily attributable to an increase in borrowings under our senior secured revolving credit facility.
Adjusted net income

	Three Months ended June 30,
	2019	2018	Change
	(in thousands)
Reconciliation of net (loss) income to adjusted net income:
Net (loss) income	$(3,801)	$3,544	$(7,345)
Chesapeake Incident and Hurricane Events	(281)	(804)	523
MSA Fee Waivers	11,046	—	11,046
Adjusted net income	$6,964	$2,740	$4,224
We generated adjusted net income of $7.0 million for the three months ended June 30, 2019 and $2.7 million for the three months ended June 30, 2018. The $4.2 million increase in adjusted net income was primarily attributable to the factors described below under the heading “Adjusted EBITDA,” partially offset by a $1.3 million increase in depreciation and amortization expense and a $1.1 million increase in changes in unrealized derivative instruments.

Adjusted EBITDA

	Three Months ended June 30,
	2019	2018	Change
	(in thousands)
Reconciliation of net (loss) income to adjusted EBITDA:
Net (loss) income	$(3,801)	$3,544	$(7,345)
Add:
Depreciation and amortization	11,248	10,031	1,217
Interest expense	9,196	9,047	149
Non-cash unit compensation expense	1,013	2,480	(1,467)
Asset impairments and disposals	350	244	106
Chesapeake Incident and Hurricane Events	(281)	(804)	523
Changes in the fair value of derivative instruments	(2,334)	(3,463)	1,129
MSA Fee Waivers	11,046	—	11,046
Acquisition costs	525	(7)	532
Adjusted EBITDA	$26,962	$21,072	$5,890
We generated adjusted EBITDA of $27.0 million for the three months ended June 30, 2019 compared to adjusted EBITDA of $21.1 million for the three months ended June 30, 2018. The $5.9 million increase was primarily attributable to the factors described above under the heading “Adjusted Gross margin per metric ton,” as well as $8.3 million of MSA Fee Waivers for general and administrative expenses.

Distributable Cash Flow
The following is a reconciliation of adjusted EBITDA to distributable cash flow:

	Three Months ended June 30,
	2019	2018	Change
	(in thousands)
Adjusted EBITDA	$26,962	$21,072	$5,890
Less:
Interest expense, net of amortization of debt issuance costs, debt premium, original issue discount and impact from incremental borrowings related to Chesapeake Incident and Hurricane Events	8,897	8,772	125
Maintenance capital expenditures	836	1,226	(390)
Distributable cash flow attributable to Enviva Partners, LP	17,229	11,074	6,155
Less: Distributable cash flow attributable to incentive distribution rights	2,773	1,400	1,373
Distributable cash flow attributable to Enviva Partners, LP limited partners	$14,456	$9,674	$4,782
Results of Operations
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

	Six Months Ended June 30,		Change	Chesapeake Incident and Hurricane Events	Net Change
	2019	2018
	(in thousands)
Product sales	$323,801	$255,490	$68,311	$—	$68,311
Other revenue (1)	2,647	5,430	(2,783)	—	(2,783)
Net revenue	326,448	260,920	65,528	—	65,528
Cost of goods sold, excluding depreciation and amortization (1)	277,868	227,005	50,863	(15,708)	66,571
Depreciation and amortization	22,166	19,122	3,044	—	3,044
Total cost of goods sold	300,034	246,127	53,907	(15,708)	69,615
Gross margin	26,414	14,793	11,621	15,708	(4,087)
General and administrative expenses	7,865	6,577	1,288	391	897
Related-party management services agreement fee	13,002	7,514	5,488	—	5,488
Total general and administrative expenses	20,867	14,091	6,776	391	6,385
Income from operations	5,547	702	4,845	15,317	(10,472)
Interest expense	(18,829)	(17,692)	(1,137)	(490)	(647)
Other income	558	1,199	(641)	—	(641)
Net loss	$(12,724)	$(15,791)	$3,067	$14,827	$(11,760)
(1) See Note 13, Related-Party Transactions
Product sales
Revenue related to product sales for wood pellets produced or procured by us increased to $323.8 million for the six months ended June 30, 2019 from $255.5 million for the six months ended June 30, 2018. The increase of $68.3 million, or 27%, was primarily attributable to a 27% increase in sales volumes during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.
Other revenue
Other revenue decreased by $2.8 million during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The decrease is primarily attributable to $2.2 million in fees received from a customer requesting scheduling accommodations during the six months ended June 30, 2018.

Cost of goods sold
Cost of goods sold increased to $300.0 million for the six months ended June 30, 2019 from $246.1 million for the six months ended June 30, 2018, an increase of $53.9 million, or 22%. Excluding the $22.4 million of expenses incurred during the six months ended June 30, 2018 related to the Chesapeake Incident, cost of goods sold would have increased by 34%, which is primarily attributable to a 27% increase in sales volumes during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.
Gross margin
Gross margin increased to $26.4 million for the six months ended June 30, 2019 from $14.8 million for the six months ended June 30, 2018. The gross margin increase of $11.6 million was primarily attributable to the following factors:

•	$22.4 million of expenses related to the Chesapeake Incident incurred during the six months ended June 30, 2018.

•	a $9.7 million increase due to a 27% increase in sales volumes during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.
Offsetting the above were:

•	A $9.0 million increase in costs primarily due to seasonal factors that were more significant and longer lasting than during the six months ended June 30, 2018

•	Costs in connection with a potential acquisition, discussed below under the heading “Adjusted gross margin per metric ton,” decreased gross margin by $4.2 million.

•	An increase in depreciation and amortization expense of $3.0 million.

•	A decrease in other revenue of $2.8 million as described above.
Adjusted gross margin per metric ton

	Six Months Ended June 30,
	2019	2018	Change
	(in thousands except per metric ton)
Reconciliation of gross margin to adjusted gross margin per metric ton:
Gross margin	$26,414	$14,793	$11,621
Loss on disposal of assets	350	244	106
Depreciation and amortization	22,166	19,122	3,044
Chesapeake Incident and Hurricane Events	78	15,786	(15,708)
Changes in unrealized derivative instruments	(324)	(2,694)	2,370
MSA Fee Waivers	2,700	—	2,700
Acquisition costs	4,243	—	4,243
Adjusted gross margin	$55,627	$47,251	$8,376
Metric tons sold	1,712	1,347	365
Adjusted gross margin per metric ton	$32.49	$35.08	$(2.59)
We earned adjusted gross margin of $55.6 million, or $32.49 per MT, for the six months ended June 30, 2019. Adjusted gross margin was $47.3 million, or $35.08 per MT, for the six months ended June 30, 2018. The factors impacting the change in adjusted gross margin include those described above under the heading “Gross margin,” offset by an increase of $3.0 million related to depreciation and amortization expense, a decrease of $15.7 million related to the Chesapeake Incident and Hurricane Events and an increase of $2.4 million related to changes in unrealized derivative instruments. Additionally, adjusted gross margin increased during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 due to the waiver of $2.7 million of management services fees from our sponsor as consideration for an assignment of two shipping contracts to our sponsor to rebalance our and our sponsor’s respective shipping obligations under existing off-take contracts. In addition, the six months ended June 30, 2019 includes $4.2 million of incremental costs, which are unrepresentative of our ongoing operations, in connection with our evaluation of a third-party wood pellet production plant we previously had considered, and were considering, purchasing (the “Potential Target”). When we commenced our review, the Potential Target had recently returned to operations following an extended shutdown during a bankruptcy proceeding with the intent of demonstrating favorable operations prior to proceeding to an auction sale process; however, the Potential Target had not yet established a logistics chain through a viable export terminal, given that the terminal through which the plant historically had exported was not operational at the time and was not reasonably certain to become operational in the future. Accordingly, as part of our diligence of the Potential Target, we developed an alternative logistics chain to bring the Potential Target’s wood pellets to market and began purchasing the production of the Potential Target for a trial period. The incremental costs associated with the establishment and evaluation of this new logistics chain primarily consist of barge, freight, trucking, storage and shiploading services. We have completed our evaluation of the alternative logistics chain and, therefore, do not expect to incur additional costs of this nature in the future.
General and administrative expenses
General and administrative expenses were $20.9 million for the six months ended June 30, 2019 and $14.1 million for the six months ended June 30, 2018. The $6.8 million increase in general and administrative expenses is primarily attributable to $5.3 million resulting from the consolidation of the First JV following the JV 1.0 Drop-Down on April 2, 2019, $1.2 million of transaction expenses related to the Hamlet Transaction and $0.4 million of legal fees related to the Chesapeake Incident.
Interest expense
We incurred $18.8 million of interest expense during the six months ended June 30, 2019 and $17.7 million of interest expense during the six months ended June 30, 2018. The increase in interest expense was primarily attributable to an increase in borrowings under our senior secured revolving credit facility.
Adjusted net loss

	Six Months Ended June 30,
	2019	2018	Change
	(in thousands)
Reconciliation of net loss to adjusted net loss:
Net loss	$(12,724)	$(15,791)	$3,067
Chesapeake Incident and Hurricane Events	8	15,786	(15,778)
MSA Fee Waivers	11,046	—	11,046
Interest expense from incremental borrowings related to Chesapeake Incident and Hurricane Events	490	—	490
Adjusted net loss	$(1,180)	$(5)	$(1,175)
We generated adjusted net loss of $1.2 million for the six months ended June 30, 2019. The $1.2 million increase in adjusted net loss was attributable to the $15.8 million decrease in adjustments related to the Chesapeake Incident and Hurricane Events, offset by MSA Fee Waivers of $11.0 million and a $3.1 million, decrease in net loss primarily attributable to the factors described above.
Adjusted EBITDA

	Six Months Ended June 30,
	2019	2018	Change
	(in thousands)
Reconciliation of net loss to adjusted EBITDA:
Net loss	$(12,724)	$(15,791)	$3,067
Add:
Depreciation and amortization	22,456	19,439	3,017
Interest expense	18,829	17,692	1,137
Non-cash unit compensation expense	3,485	3,823	(338)
Asset impairments and disposals	350	244	106
Chesapeake Incident and Hurricane Events	8	15,786	(15,778)
Changes in the fair value of derivative instruments	(324)	(2,694)	2,370
MSA Fee Waivers	11,046	—	11,046
Acquisition costs	5,452	146	5,306
Adjusted EBITDA	$48,578	$38,645	$9,933

We generated adjusted EBITDA of $48.6 million for the six months ended June 30, 2019 compared to adjusted EBITDA of $38.6 million for the six months ended June 30, 2018. The $9.9 million increase was primarily attributable to the factors described above under the heading “Gross margin,” including the $5.4 million of expenses incurred, net of insurance recoveries, related to business continuity activities following the Chesapeake Incident during the three months ended June 30, 2018 as well as the $4.2 million in acquisition costs described above under the heading “Adjusted gross margin per metric ton” and an additional $1.2 million in costs, primarily in legal fees related to the Hamlet Transaction.
Distributable Cash Flow
The following is a reconciliation of adjusted EBITDA to distributable cash flow:

	Six Months Ended June 30,
	2019	2018	Change
	(in thousands)
Adjusted EBITDA	$48,578	$38,645	$9,933
Less:
Interest expense, net of amortization of debt issuance costs, debt premium, original issue discount and impact from incremental borrowings related to Chesapeake Incident and Hurricane Events	17,745	17,145	600
Maintenance capital expenditures	1,764	1,614	150
Distributable cash flow attributable to Enviva Partners, LP	29,069	19,886	9,183
Less: Distributable cash flow attributable to incentive distribution rights	5,043	2,664	2,379
Distributable cash flow attributable to Enviva Partners, LP limited partners	$24,026	$17,222	$6,804

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
Cash Distributions
To the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, our minimum quarterly distribution is $0.4125 per common unit per quarter, which equates to approximately $13.8 million per quarter, or approximately $55.2 million per year, based on the number of common units outstanding as of June 30, 2019.
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
Cash Flows
The following table sets forth a summary of our net cash flows from operating, investing and financing activities for the six months ended June 30, 2019 and 2018, respectively:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$7,562	$31,233
Net cash used in investing activities	(124,592)	(4,749)
Net cash provided by (used in) financing activities	119,575	(13,218)
Net increase in cash, cash equivalents and restricted cash	$2,545	$13,266
Cash Provided by Operating Activities
Net cash provided by operating activities was $7.6 million for the six months ended June 30, 2019 compared to $31.2 million for the six months ended June 30, 2018. The decrease of $23.7 million was largely due to changes in working capital, primarily attributable to the Chesapeake Incident during the six months ended June 30, 2018.
Cash Used in Investing Activities
Net cash used in investing activities was $124.6 million for the six months ended June 30, 2019 compared to $4.7 million for the six months ended June 30, 2018. The $119.8 million increase is primarily due to the payment of $74.7 million in connection with the JV 1.0 Drop-Down. The $49.9 million of cash used for property, plant and equipment during the six months ended June 30, 2019 includes approximately $43.0 million of capital expenditures related to the Hamlet plant and the Mid-Atlantic Expansions, $5.1 million related to projects intended to increase the operating income or operating capacity of our plants and $1.8 million of capital expenditures to maintain operations.
Cash Used in Financing Activities
Net cash provided by financing activities was $119.6 million for the six months ended June 30, 2019 compared to net cash used in financing activities of $13.2 million for the six months ended June 30, 2018. The net cash provided by financing activities primarily consisted of approximately $97.0 million in issued common units and $93.5 million of borrowings under our senior secured revolving credit facility, net, during the six months ended June 30, 2019. Net cash provided by financing activities was offset by $43.5 million of distributions paid to our unitholders and by the payment of $24.3 million of deferred consideration for the Wilmington Drop-Down
Net cash used in financing activities for the six months ended June 30, 2018 primarily consisted of $36.5 million of distributions paid to our unitholders, $2.3 million paid to the General Partner to purchase performance-based phantom units for the LTIP and $1.7 million paid to satisfy the withholding tax requirements associated with the LTIP vesting. Net cash used in financing activities was offset by $30.0 million of borrowings under our senior secured revolving credit facility, net, during the six months ended June 30, 2018.
Off-Balance Sheet Arrangements
As of June 30, 2019, we did not have any off-balance sheet arrangements.
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
As of June 30, 2019, we had notional amounts of 35.9 million GBP and 7.0 million EUR under foreign currency forward contracts and 39.4 million GBP and 1.7 million EUR under foreign currency purchased options that expire between 2019 and 2023.
We do not utilize foreign exchange contracts for speculative or trading purposes. The counterparties to our foreign exchange contracts are major financial institutions.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)‑15(e) and 15(d)‑15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our General Partner. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2019.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
There have been no material changes with respect to the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 1A. Risk Factors
There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 or our Quarterly Report on Form 10-Q for the three months ended March 31, 2019.

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

4.1*	Registration Rights Agreement by and between Enviva Partners, LP and John Hancock Life Insurance Company (U.S.A.), dated April 1, 2019
10.1	Third Amendment to Credit Agreement (Exhibit 10.1, Form 8-K filed September 17, 2018, File No. 001-37363)
10.2	Form of Subscription Agreement (Exhibit 10.1, Form 8-K filed March 25, 2019, File No. 001-37363)
10.3
Management Services Agreement Fee Waiver by and among Enviva, LP, Enviva GP, LLC, Enviva Pellets Ahoskie, LLC, Enviva Pellets Amory, LLC, Enviva Pellets Northampton, LLC, Enviva Pellets Cottondale, LLC, Enviva Port of Chesapeake, LLC, Enviva Energy Services, LLC, Enviva Pellets Sampson, LLC, Enviva Pellets Southampton, LLC, Enviva Port of Panama City, LLC, Enviva Port of Wilmington, LLC and Enviva Management Company, LLC dated April 2, 2019 (Exhibit 10.3, Form 10-Q filed May 9, 2019, File No. 001-37363)

10.4	Second Amended and Restated Credit Agreement by and between Enviva Wilmington Holdings, LLC and Enviva, LP dated April 2, 2019 (Exhibit 10.4, Form 10-Q filed May 9, 2019, File No. 001-37363)
10.5	Make-Whole Agreement by and between Enviva Holdings, LP and Enviva, LP dated April 2, 2019 (Exhibit 10.5, Form 10-Q filed May 9, 2019, File No. 001-37363)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
______________________________________________________________
*     Filed herewith.
**   Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 7, 2019

ENVIVA PARTNERS, LP

By:	Enviva Partners GP, LLC, its general partner

By:	/s/ SHAI EVEN
	Name:	Shai Even
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)