Form 10-Q
period 2019-09-30
Enviva Partners, LP
filed 2019-10-31
CIK 1592057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 25, 2019, 33,456,811 common units were outstanding.

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

•	the prices at which we are able to sell our products;

•	our ability to successfully negotiate and complete drop-down acquisitions with our sponsor or its joint ventures, including the associated contracts;

•	failure of the Partnership’s customers, vendors and shipping partners to pay or perform their contractual obligations to the Partnership;

•	our inability to successfully execute our project development and construction activities on time and within budget;

•	the creditworthiness of our contract counterparties;

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
ENVIVA PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except number of units)

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,357	$2,460
Accounts receivable	49,643	54,794
Insurance receivables	—	5,140
Related-party receivables	—	1,392
Inventories	42,349	31,490
Prepaid expenses and other current assets	3,998	2,235
Total current assets	98,347	97,511
Property, plant and equipment - in service, net	683,524	542,635
Construction in progress	60,924	14,393
Total property, plant and equipment, net	744,448	557,028
Operating lease right-of-use assets, net	33,379	—
Goodwill	85,615	85,615
Other long-term assets	7,326	8,616
Total assets	$969,115	$748,770
Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$21,512	$15,551
Related-party payables and accrued liabilities	9,119	28,225
Deferred consideration for drop-downs due to related party	40,000	74,000
Accrued and other current liabilities	48,318	41,400
Current portion of interest payable	13,209	5,434
Current portion of long-term debt and finance lease obligations	4,490	2,722
Total current liabilities	136,648	167,332
Long-term debt and finance lease obligations	543,589	429,933
Long-term operating lease liabilities	33,725	—
Long-term interest payable	1,100	1,010
Other long-term liabilities	2,170	3,779
Total liabilities	717,232	602,054
Commitments and contingencies
Partners’ capital:
Limited partners:
Common unitholders—public (19,870,436 and 14,573,452 units issued and outstanding at September 30, 2019 and December 31, 2018, respectively)	314,258	207,612
Common unitholder—sponsor (13,586,375 and 11,905,138 units issued and outstanding at September 30, 2019 and December 31, 2018, respectively)	92,286	72,352
General partner (no outstanding units)	(106,530)	(133,687)
Accumulated other comprehensive income	61	439
Total Enviva Partners, LP partners' capital	300,075	146,716
Noncontrolling interest	(48,192)	—
Total partners’ capital	251,883	146,716
Total liabilities and partners’ capital	$969,115	$748,770
See accompanying notes to condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per unit amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Product sales	$155,188	$142,541	$478,989	$398,031
Other revenue (1)	2,217	1,607	4,864	7,037
Net revenue	157,405	144,148	483,853	405,068
Cost of goods sold (1)	117,993	104,351	395,861	331,356
Depreciation and amortization	12,946	9,678	35,112	28,800
Total cost of goods sold	130,939	114,029	430,973	360,156
Gross margin	26,466	30,119	52,880	44,912
General and administrative expenses	1,314	3,201	9,179	9,778
Related-party management services agreement fee	6,486	4,114	19,488	11,628
Total general and administrative expenses	7,800	7,315	28,667	21,406
Income from operations	18,666	22,804	24,213	23,506
Other income (expense):
Interest expense	(9,872)	(9,445)	(28,701)	(27,137)
Other income (expense), net	58	(3)	616	1,196
Total other expense, net	(9,814)	(9,448)	(28,085)	(25,941)
Net income (loss)	$8,852	$13,356	$(3,872)	$(2,435)
Net income (loss) per limited partner common unit:
Basic	$0.15	$0.45	$(0.44)	$(0.25)
Diluted	$0.15	$0.43	$(0.44)	$(0.25)
Net loss per limited partner subordinated unit:
Basic and diluted	$—	$—	$—	$(0.25)
Weighted-average number of limited partner units outstanding:
Common—basic	33,457	26,477	31,230	19,866
Common—diluted	33,457	27,478	31,230	19,866
Subordinated—basic and diluted	—	—	—	6,541

(1) See Note 13, Related-Party Transactions
See accompanying notes to condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$8,852	$13,356	$(3,872)	$(2,435)
Other comprehensive (loss) income:
Net unrealized gains (losses) on cash flow hedges	13	2,713	(148)	5,750
Reclassification of net gains realized into net income (loss)	(59)	(2,013)	(252)	(2,076)
Currency translation adjustment	4	1	4	1
Total other comprehensive (loss) income	(42)	701	(396)	3,675
Total comprehensive income (loss)	$8,810	$14,057	$(4,268)	$1,240
See accompanying notes to condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Partners’ Capital
(In thousands)
(Unaudited)

	General Partner Interest	Limited Partners’ Capital				Accumulated Other Comprehensive Income	Non-Controlling Interest	Total Partners' Capital
		Common Units— Public		Common Units— Sponsor
		Units	Amount	Units	Amount
Partners' capital, December 31, 2018	$(133,687)	14,573	$207,612	11,905	$72,352	$439	$—	$146,716
Distributions to unitholders, distribution equivalent and incentive distribution rights	(1,671)	—	(10,269)	—	(7,619)	—	—	(19,559)
Issuance of units through Long-Term Incentive Plan	(2,129)	94	659	—	—	—	—	(1,470)
Issuance of common units, net	—	3,509	96,661	—	—	—	—	96,661
Non-cash Management Services Agreement expenses	136	—	2,072	—	—	—	—	2,208
Cumulative effect of accounting change - derivative instruments	—	—	(10)	—	(8)	18	—	—
Other comprehensive loss	—	—	—	—	—	(162)	—	(162)
Net income (loss)	1,671	—	(5,880)	—	(4,714)	—	—	(8,923)
Partners' capital, March 31, 2019	(135,680)	18,176	290,845	11,905	60,011	295	—	215,471
Excess consideration over Enviva Wilmington Holdings, LLC net assets and initial recognition of its noncontrolling interest	1,283	—	—	—	—	—	(48,192)	(46,909)
Distributions to unitholders, distribution equivalent and incentive distribution rights	(2,271)	—	(13,720)	—	(8,763)	—	—	(24,754)
Issuance of units through Long-Term Incentive Plan	247	2	(287)	—	—	—	—	(40)
Issuance of common units, net	—	1,692	49,641	—	—	—	—	49,641
Issuance of units associated with the JV 1.0 Drop-Down	—	—	—	1,681	50,000	—	—	50,000
Non-cash Management Services Agreement expenses	11,226	—	1,013	—	—	—	—	12,239
Reimbursable amounts under Make-Whole Agreement	1,502	—	—	—	—	—	—	1,502
Other comprehensive loss	—	—	—	—	—	(192)	—	(192)
Net income (loss)	2,271	—	(3,609)	—	(2,463)	—	—	(3,801)
Partners' capital, June 30, 2019	(121,422)	19,870	323,883	13,586	98,785	103	(48,192)	253,157
Distributions to unitholders, distribution equivalent and incentive distribution rights	(2,772)	—	(13,776)	—	(8,969)	—	—	(25,517)
Issuance of units through Long-Term Incentive Plan	(215)	—	215	—	—	—	—	—
Costs of common unit issuances	—	—	(24)	—	—	—	—	(24)
Non-cash Management Services Agreement expenses	8,119	—	350	—	—	—	—	8,469
Reimbursable amounts under Make-Whole Agreement	6,988	—	—	—	—	—	—	6,988
Other comprehensive loss	—	—	—	—	—	(42)	—	(42)
Net income	2,772	—	3,610	—	2,470	—	—	8,852
Partners' capital, September 30, 2019	$(106,530)	19,870	$314,258	13,586	$92,286	$61	$(48,192)	$251,883
See accompanying notes to condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Partners’ Capital (Continued)
(In thousands)
(Unaudited)

	General Partner Interest	Limited Partners’ Capital						Accumulated Other Comprehensive Loss	Total Partners' Capital
		Common Units— Public		Common Units— Sponsor		Subordinated Units— Sponsor
		Units	Amount	Units	Amount	Units	Amount
Partners' capital, December 31, 2017	$(128,569)	13,073	$224,027	1,347	$16,050	11,905	$101,901	$(3,040)	$210,369
Distributions to unitholders, distribution equivalent and incentive distribution rights	(1,130)	—	(8,833)	—	(785)	—	(7,381)	—	(18,129)
Issuance of units through Long-Term Incentive Plan	(2,129)	99	(164)	(82)	(1,301)	—	—	—	(3,594)
Issuance of common units, net	—	8	241	—	—	—	—	—	241
Non-cash Management Services Agreement expenses	102	—	931	—	—	—	—	—	1,033
Other comprehensive loss	—	—	—	—	—	—	—	(1,327)	(1,327)
Net income (loss)	1,130	—	(10,233)	—	(983)	—	(9,249)	—	(19,335)
Partners' capital, March 31, 2018	(130,596)	13,180	205,969	1,265	12,981	11,905	85,271	(4,367)	169,258
Distributions to unitholders, distribution equivalent and incentive distribution rights	(1,264)	—	(9,750)	—	—	—	(7,441)	—	(18,455)
Issuance of units through Long-Term Incentive Plan	(3,435)	122	723	—	—	—	—	—	(2,712)
Sale of common units	—	1,265	13,335	(1,265)	(13,335)	—	—	—	—
Conversion of subordinated units to common units	—	—	—	11,905	78,504	(11,905)	(78,504)	—	—
Non-cash Management Services Agreement expenses	210	—	2,480	—	—	—	—	—	2,690
Other comprehensive income	—	—	—	—	—	—	—	4,301	4,301
Net income	1,264	—	1,252	—	354	—	674	—	3,544
Partners' capital, June 30, 2018	(133,821)	14,567	214,009	11,905	78,504	—	—	(66)	158,626
Distributions to unitholders, distribution equivalent and incentive distribution rights	(1,400)	—	(9,784)	—	(7,500)	—	—	—	(18,684)
Issuance of units through Long-Term Incentive Plan	(111)	6	(48)	—	—	—	—	—	(159)
Non-cash Management Services Agreement expenses	122	—	1,782	—	—	—	—	—	1,904
Other comprehensive income	—	—	—	—	—	—	—	701	701
Net income	1,400	—	6,580	—	5,376	—	—	—	13,356
Partners' capital, September 30, 2018	$(133,810)	14,573	$212,539	11,905	$76,380	—	$—	$635	$155,744
See accompanying notes to condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(3,872)	$(2,435)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	35,747	29,240
MSA Fee Waivers	18,749	—
Amortization of debt issuance costs, debt premium and original issue discounts	899	828
Loss on disposal of assets	562	900
Unit-based compensation	3,835	5,604
De-designation of foreign currency forwards and options	—	(1,947)
Fair value changes in derivatives	(2,275)	(4,465)
Unrealized loss on foreign currency transactions, net	58	32
Change in operating assets and liabilities:
Accounts and insurance receivables	9,492	30,004
Related-party receivables	1,392	(123)
Prepaid expenses and other current and long-term assets	(212)	(160)
Inventories	(10,679)	(9,735)
Derivatives	1,514	5,080
Accounts payable, accrued liabilities and other current liabilities	(2,247)	5,709
Related-party payables and accrued liabilities	(12,025)	3,317
Accrued interest	6,420	7,634
Operating lease liabilities	(3,715)	—
Other long-term liabilities	(164)	648
Net cash provided by operating activities	43,479	70,131
Cash flows from investing activities:
Purchases of property, plant and equipment	(81,484)	(16,034)
Payment in relation to the JV 1.0 Drop-Down	(74,700)	—
Other	1,502	1,130
Net cash used in investing activities	(154,682)	(14,904)
Cash flows from financing activities:
Proceeds from senior secured revolving credit facility	345,000	134,750
Payments on senior secured revolving credit facility	(233,000)	(123,250)
Payments on other long-term debt and finance lease obligations	(2,026)	(4,745)
Proceeds from common unit issuances, net	96,822	241
Payment of deferred consideration for Wilmington Drop-Down	(24,300)	—
Distributions to unitholders, distribution equivalent rights and incentive distribution rights holder	(69,526)	(55,163)
Payment to General Partner to purchase affiliate common units for Long-Term Incentive Plan vesting	—	(2,341)
Payment for withholding tax associated with Long-Term Incentive Plan vesting	(1,870)	(4,380)
Net cash provided by (used in) financing activities	111,100	(54,888)
Net (decrease) increase in cash, cash equivalents and restricted cash	(103)	339
Cash, cash equivalents and restricted cash, beginning of period	2,460	524
Cash, cash equivalents and restricted cash, end of period	$2,357	$863
See accompanying notes to condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Non-cash investing and financing activities:
Common unit issuance for deferred consideration for Wilmington Drop-Down	$49,700	$—
Common unit issuance for the JV 1.0 Drop-Down	50,000	—
Supplemental cash flow information:
Interest paid, net of capitalized interest	$19,977	$18,802
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
As of September 30, 2019, we owned and operated seven industrial-scale wood pellet production plants located in the Mid-Atlantic and Gulf Coast regions of the United States. In addition to the volumes from our plants, we also procure wood pellets from third parties and Enviva Pellets Greenwood, LLC (“Greenwood”), a wholly owned subsidiary of Enviva JV Development Company, LLC (the “Second JV”), a limited liability company owned by Enviva Holdings, LP (together with its wholly owned subsidiaries Enviva MLP Holdco, LLC and Enviva Development Holdings, LLC, where applicable, the “sponsor”) and John Hancock Life Insurance Company (U.S.A.) and certain of its affiliates. Greenwood owns a wood pellet production plant in Greenwood, South Carolina (the “Greenwood plant”). Wood pellets are exported from our wholly owned dry-bulk, deep-water marine terminal in Chesapeake, Virginia (the “Chesapeake terminal”) and terminal assets in Wilmington, North Carolina (the “Wilmington terminal”), and from third-party deep-water marine terminals in Mobile, Alabama and Panama City, Florida, under a short-term and a long-term contract, respectively.
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
In the opinion of management, all adjustments and accruals necessary for a fair presentation have been included. All such adjustments and accruals are of a normal and recurring nature unless disclosed otherwise. All intercompany balances and transactions have been eliminated in consolidation. The results reported in the financial statements are not necessarily indicative of the results that may be reported for the entire year.
We entered into an agreement with our sponsor dated and effective as of September 30, 2019 pursuant to which the parties agreed to the right of set off of related-party accounts receivable and accounts payable; consequently, we intend to set off related-party receivables and payables, which are reflected net in related-party payables, in accordance with the agreement. As of December 31, 2018, related-party accounts receivable and accounts payable were not intended to be set off and were reflected separately in current assets and current liabilities.
For the nine months ended September 30, 2018, certain amounts on the statements of cash flows have been reclassified from proceeds and payments on revolving credit commitments, net, to proceeds from senior secured revolving credit facility and payments on senior secured revolving credit facility to conform to current period presentation.
The unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2018.
Enviva Wilmington Holdings, LLC
In April 2019, we acquired from the sponsor all of the issued and outstanding Class B Units in Enviva Wilmington Holdings, LLC (the “First JV”), a limited liability company owned by the sponsor and John Hancock Life Insurance Company (U.S.A.) and certain of its affiliates (collectively, the “Hancock Member”). As of April 2, 2019, we began to consolidate the First JV as a variable interest entity of which we are the primary beneficiary. As managing member, we have the sole power to direct the activities that most impact the economics of the First JV and substantially all of the activities are conducted on our behalf. Additionally, as the Class B Units represented a controlling interest in the First JV, we accounted for the First JV as a consolidated

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

subsidiary, not as a joint venture. The First JV owns a plant in Hamlet, North Carolina (the “Hamlet plant”) and a firm, 15-year take-or-pay off-take contract with nearly 1.0 million metric tons per year (“MTPY”) of wood pellets, following a ramp period.
On the date of our acquisition of the sponsor’s Class B Units in the First JV (collectively, the “JV 1.0 Drop-Down”):

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

•
The First JV entered into an agreement with Enviva Management Company, LLC, a Delaware limited liability company and wholly owned subsidiary of the sponsor (“Enviva Management”), to waive the obligation to pay an aggregate of approximately $2.7 million of management fees payable to Enviva Management under the management services agreement (the “First JV MSA”) between the First JV and Enviva Management with respect to the period from the date of acquisition of the Hamlet plant until July 1, 2019 (the “First JV MSA Fee Waiver”).

•
We entered into an agreement with Enviva Management to waive our obligation to pay an aggregate of approximately $13.0 million in fees payable under our management services agreement (the “EVA MSA,” and together with the First JV MSA, the “MSAs”) with Enviva Management with respect to the period from the date of the JV 1.0 Drop-Down through the second quarter of 2020 (the “First EVA MSA Fee Waiver”).

•
The sponsor assigned to us all of its rights and obligations under a credit agreement between the First JV, as borrower, and the sponsor, as lender (the “First JV Revolver”). On the date of assignment, $4.1 million was outstanding from the First JV to the sponsor.

•
The First JV entered into an interim services agreement (the “ISA”) with Enviva Hamlet Operator, LLC, a wholly-owned subsidiary of our sponsor (“Hamlet Operator”) pursuant to which Hamlet Operator, as an independent contractor, will manage, operate, maintain and repair the Hamlet plant and provide other services to the First JV for the period from July 1, 2019 through June 30, 2020 in exchange for a fixed fee per metric ton of wood pellets produced by the Hamlet plant during such period and delivered at place. Under and during the term of the ISA, Hamlet Operator will (1) pay all operating and maintenance expenses at the Hamlet plant, (2) cover all reimbursable general and administrative expenses associated with the Hamlet plant and (3) pay other costs and expenses incurred by the Hamlet plant to produce and sell the wood pellets delivered to the Wilmington terminal from the Hamlet plant. The sponsor guarantees all obligations of Hamlet Operator under the ISA.

Fees to Enviva Management through the MSAs are expensed as incurred and, to the extent any amount is associated with the First JV MSA Fee Waiver and the First EVA MSA Fee Waiver, the related amount is recorded as an increase to partners’ capital.
The $165.0 million purchase price for the JV 1.0 Drop-Down consisted of (1) a cash payment of $24.7 million, net of a purchase price adjustment of $0.3 million, (2) the issuance of 1,681,237 unregistered common units at a value of $29.74 per unit, or $50.0 million of common units, (3) $50.0 million in cash paid on June 28, 2019, (4) $40.0 million in cash to be paid on January 2, 2020 and (5) the elimination of $3.7 million of net related-party receivables and payables included in the net assets of the First JV on the date of acquisition. As the holder of the Class B Units, we became a member of the First JV (the “Enviva Member”) on the acquisition date. During the three and nine months ended September 30, 2019, we incurred and expensed $0.1 million and $1.3 million, respectively, in acquisition costs to acquire the First JV which were recognized as general and administrative expenses.
As the Enviva Member, we are the managing member and primary beneficiary of the First JV. We included all accounts of the First JV in our consolidated results as of April 2, 2019 as the Class B Units represent a controlling interest in the First JV and are generally unrestricted as it relates to the management of the assets and cash flows of the First JV; however, we cannot cause the First JV to incur indebtedness in excess of $60.0 million.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

The JV 1.0 Drop-Down was an asset acquisition of entities under common control and accounted for on the carryover basis of accounting. Pursuant to the First JV MSA, Enviva Management provides services to the First JV, including those necessary or incidental to the operation and management of the First JV’s business. We are responsible for managing the activities of the First JV, including the development, construction and operation of the Hamlet plant.
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
The purchase price for the JV 1.0 Drop-Down consisted of $165.0 million, which included an initial cash payment of $24.7 million, net of purchase price adjustment of $0.3 million, and the issuance of 1,681,237 unregistered common units at a value of $29.74 per unit, or $50.0 million of common units, $50.0 million in cash, paid on June 28, 2019, and $40.0 million in cash, which will be paid on January 2, 2020 as the third and final payment.
The changes in net assets at carryover basis on April 2, 2019 included $121.6 million net assets of the First JV, net of the elimination of $3.7 million of net related-party receivables and payables. The following table outlines the changes in consolidated net assets resulting from the JV 1.0 Drop-Down on April 2, 2019.

Assets:
Cash and cash equivalents	$3,426
Related-party receivables	945
Prepaid expenses and other current assets	22
Property, plant and equipment, net	140,446
Other long-term assets	8
Total assets	144,847

Liabilities:
Accounts payable	6,395
Related-party payables	1,923
Accrued and other current liabilities	14,965
Finance lease obligations	3
Total liabilities	23,286
Net assets contributed to Partnership	$121,561
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
Performance Obligations
As of September 30, 2019, the aggregate amount of revenues from contracts with customers allocated to performance obligations that were unsatisfied or partially satisfied was approximately $9.3 billion. This amount excludes forward prices related to variable consideration including inflation and foreign currency and commodity prices. Also, this amount excludes the effects of related foreign currency derivative contracts as they do not represent contracts with customers. As of October 1, 2019, we expect to recognize approximately 2.0% of our remaining performance obligations as revenue during the remainder of 2019, approximately 10.0% in 2020 and the balance thereafter. Our off-take contracts expire at various times through 2040 and our terminal services contracts extend into 2026.

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
Variable consideration from terminal services contracts, which was not material for the three and nine months ended September 30, 2019 and 2018, arises from price increases based on agreed inflation indices and from above-minimum throughput quantities or services.
We allocate variable consideration under our off-take and terminal services contracts entirely to each performance obligation to which variable consideration relates. The estimate of variable consideration represents the amount that is not more likely than not to be reversed. For the three and nine months ended September 30, 2019, we recognized $0.1 million and $0.5 million. respectively, of revenue related to performance obligations satisfied in previous periods. For the three and nine months ended September 30, 2018, we recognized an insignificant amount of revenue related to performance obligations in previous periods.
Contract Balances
Accounts receivable related to product sales as of September 30, 2019 and December 31, 2018 were $47.8 million and $51.3 million, respectively. We had no deferred revenue as of September 30, 2019 for future performance obligations associated with off-take contracts. We had $0.3 million of deferred revenue as of December 31, 2018 for future performance obligations associated with off-take contracts.
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
Our current sales are primarily to industrial customers located in the United Kingdom, Denmark and Belgium. Product sales to third-party customers that accounted for 10% or a greater share of consolidated product sales are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Customer A	49%	52%	50%	53%
Customer B	12%	10%	11%	10%
Customer C	22%	24%	21%	15%
Customer D	8%	9%	11%	14%
(6) Inventory Impairment and Asset Disposal
On February 27, 2018, a fire occurred at the Chesapeake terminal, causing damage to equipment and approximately 43,000 MT of wood pellets (the “Chesapeake Incident”). The Chesapeake terminal returned to operations on June 28, 2018. During the three and nine months ended September 30, 2018, we incurred $9.7 million and $58.4 million, respectively, in costs as a result of the Chesapeake Incident related to asset impairment, inventory write-off and disposal costs, emergency response costs, asset repair costs and business continuity costs, the latter of which represented incremental costs to commission temporary wood pellet storage and handling and ship loading operations at nearby locations to meet our contractual obligations to our customers. As of September 30, 2018, we had recovered $48.1 million related to the Chesapeake Incident, which included $1.1 million of lost profits. As of December 31, 2018, $3.8 million of probable insurance recoveries for the then-remaining costs not yet recovered were included in insurance receivables; we received the $3.8 million in probable insurance recoveries (plus $0.5 million recognized as other income in 2019) in February 2019.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

(7) Inventories
Inventories consisted of the following as of:

	September 30, 2019	December 31, 2018
Raw materials and work-in-process	$9,883	$4,936
Consumable tooling	19,995	17,561
Finished goods	12,471	8,993
Total inventories	$42,349	$31,490
(8) Property, Plant and Equipment
Property, plant and equipment consisted of the following as of:

	September 30, 2019	December 31, 2018
Land	$15,226	$13,492
Land improvements	56,637	44,990
Buildings	216,995	196,574
Machinery and equipment	576,401	434,776
Vehicles	635	635
Furniture and office equipment	6,759	6,148
Leasehold improvements	987	987
Property, plant and equipment - in service	873,640	697,602
Less accumulated depreciation	(190,116)	(154,967)
Property, plant and equipment - in service, net	683,524	542,635
Construction in progress	60,924	14,393
Total property, plant and equipment, net	$744,448	$557,028
Total depreciation expense was $13.3 million and $35.8 million, respectively, for the three and nine months ended September 30, 2019. Total depreciation expense was $9.8 million and $29.1 million, respectively, for the three and nine months ended September 30, 2018. Total interest capitalized related to construction in progress was $0.7 million and $1.4 million, respectively, for the three and nine months ended September 30, 2019. Accrued amounts for property, plant and equipment and construction in progress included in accrued and other current liabilities were $15.4 million and $6.3 million at September 30, 2019 and December 31, 2018, respectively.
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
Operating leases are included in operating lease ROU assets, accrued and other current liabilities and long-term operating lease liabilities on our condensed consolidated balance sheets. Finance leases are included in property, plant and equipment, current portion of long-term debt and finance lease obligations and long-term debt and finance lease obligations on our condensed consolidated balance sheets. Changes in ROU assets and operating lease liabilities are included net in change in operating lease liabilities on the condensed consolidated statement of cash flows.
Operating lease ROU assets and liabilities and finance leases were as follows as of September 30, 2019:

Operating leases:
Operating lease right-of-use assets, gross	$36,964
Accumulated amortization	(3,585)
Operating lease right-of-use assets, net	$33,379

Current portion of operating lease liabilities	$1,577
Long-term operating lease liabilities	33,725
Total operating lease liabilities	$35,302

Finance leases:
Property, plant and equipment, gross	$13,484
Accumulated depreciation	(5,870)
Property plant and equipment, net	$7,614

Current portion of long-term finance lease obligations	$4,482
Long-term finance lease obligations	3,237
Total finance lease liabilities	$7,719
Operating and finance lease costs were as follows:

Lease Cost	Classification	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost:
Fixed lease cost	Cost of goods sold	$1,269	$3,546
Variable lease cost	Cost of goods sold	3	29
Short-term lease costs	Cost of goods sold	15	15
	Total operating lease costs	$1,287	$3,590
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	1,094	2,578
Variable lease cost	Cost of goods sold	4	4
Interest on lease liabilities	Interest expense	70	179
	Total finance lease costs	$1,168	$2,761
	Total lease costs	$2,455	$6,351

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

Operating and finance lease cash flow information was as follows:

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,715
Operating cash flows from financing leases	179
Financing cash flows from financing leases	2,020

Assets obtained in exchange for lease obligations:
Operating leases	$7,465
Financing leases	5,380
The future minimum lease payments and the aggregate maturities of operating and finance lease liabilities are as follows as of September 30, 2019:

Years Ending December 31,	Operating Leases	Finance Leases	Total
Remainder of 2019	$1,112	$1,415	$2,527
2020	4,140	4,358	8,498
2021	3,890	1,814	5,704
2022	3,719	279	3,998
2023	3,710	246	3,956
Thereafter	65,110	92	65,202
Total lease payments	81,681	8,204	89,885
Less: imputed interest	(46,379)	(485)	(46,864)
Total present value of lease liabilities	$35,302	$7,719	$43,021
The future minimum lease payments as of December 31, 2018 for operating and finance lease liabilities were $73.8 million and $4.8 million, respectively.
The weighted-average remaining lease terms and discount rates for our operating and finance leases were weighted using the undiscounted future minimum lease payments and are as follows as of September 30, 2019:

Weighted average remaining lease term (years):
Operating leases	22
Finance leases	2
Weighted average discount rate:
Operating leases	8%
Finance leases	6%
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
In August 2018, due to market changes, increases in demand for wood pellets and requests from customers to accommodate the acceleration or deferral of contracted deliveries, we determined that it was no longer probable that the timing of the forecasted revenues associated with the hedged transactions would occur as originally scheduled. As a result, we discontinued hedge accounting for all designated foreign currency cash flow hedges and recognized the full amount of unrealized net gains included in accumulated other comprehensive income of $1.9 million to earnings. As of September 30, 2018, none of our foreign currency derivative instruments were designated as cash flow hedging instruments. In connection with the discontinuation of cash flow hedge accounting, we have recorded the on-going changes in the fair value of foreign currency derivatives as product sales or cost of sales depending on the nature of the item being hedged.
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

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

Derivative instruments are classified as Level 2 assets or liabilities based on inputs such as spot and forward benchmark interest rates (such as LIBOR) and foreign exchange rates. The fair value of derivative instruments as of September 30, 2019 and December 31, 2018 was as follows:

		Asset (Liability)
	Balance Sheet Classification	September 30, 2019	December 31, 2018
Designated as hedging instruments:
Interest rate swap
	Other current assets	$122	$508
	Other long-term assets	—	118
Total derivatives designated as hedging instruments		$122	$626

Not designated as hedging instruments:
Foreign currency exchange forward contracts:
	Other current assets	$1,647	$794
	Other long-term assets	1,290	1,810
	Accrued and other current liabilities	—	(68)
	Other long-term liabilities	—	(179)
Foreign currency purchased option contracts:
	Other current assets	286	22
	Other long-term assets	3,369	3,348
Total derivatives not designated as hedging instruments		$6,592	$5,727
Net unrealized gains related to the change in fair market value of derivative instruments not designated as hedging instruments were $1.1 million and $1.4 million, respectively, during the three and nine months ended September 30, 2019 and are included in product sales. Realized gains related to derivatives settled were $1.6 million and $1.7 million, respectively, during the three and nine months ended September 30, 2019, and are included in product sales.
During the three and nine months ended September 30, 2018, we recorded $2.3 million and $5.4 million, respectively, of unrealized net gains on derivative instruments in product sales. Included in the unrealized net gains for both the three and nine months ended September 30, 2018 was $1.9 million related to the reclassification of unrealized net gains previously included in accumulated other comprehensive income as described above. Net gains related to the change in fair market value of derivative instruments not designated as hedging instruments were $0.4 million and $3.5 million, respectively during the three and nine months ended September 30, 2018 and are included in product sales. During the three months ended September 30, 2018, we received $4.3 million on realized gains related to derivatives settled during the period.
The effects of instruments that were designated as cash flow hedges and the related changes in accumulated other comprehensive loss and the gains and losses recognized in earnings for the three months ended September 30, 2019 were as follows:

	Amount of Gain in Other Comprehensive Loss on Derivative	Location of Gain Reclassified from Accumulated Other Comprehensive Loss	Amount of Gain Reclassified from Accumulated Other Comprehensive Loss into Earnings
Interest rate swap	$13	Interest expense	$59

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

The effects of instruments that were designated as cash flow hedges and the related changes in accumulated other comprehensive loss and the gains and losses recognized in earnings for the nine months ended September 30, 2019 were as follows:

	Amount of Loss in Other Comprehensive Loss on Derivative	Location of Gain Reclassified from Accumulated Other Comprehensive Loss	Amount of Gain Reclassified from Accumulated Other Comprehensive Loss into Earnings
Interest rate swap	$(148)	Interest expense	$252
The effects of instruments that were designated as cash flow hedges and the related changes in accumulated other comprehensive loss and the gains and losses recognized in earnings for the three months ended September 30, 2018 were as follows:

	Amount of Gain in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Effective Portion)	Amount of Gain Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of (Loss) Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency exchange forward contracts	$1,907	Product sales	$—	Product sales	$2,418
Foreign currency exchange purchased option contracts	765	Product sales	—	Product sales	(470)
Interest rate swap	41	Interest expense	—	Interest expense	67
The effects of instruments that were designated as cash flow hedges and the related changes in accumulated other comprehensive loss and the gains and losses recognized in earnings for the nine months ended September 30, 2018 were as follows:

	Amount of Gain in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Effective Portion)	Amount of Gain Reclassified from Accumulated Other Comprehensive Income into Earnings (Effective Portion)	Location of Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency exchange forward contracts	$4,532	Product sales	$—	Product sales	$2,413
Foreign currency exchange purchased option contracts	749	Product sales	—	Product sales	(470)
Interest rate swap	469	Interest expense	—	Interest expense	131
We enter into master netting arrangements, which are designed to permit net settlement of derivative transactions among the respective counterparties. If we had settled all transactions with our respective counterparties at September 30, 2019, we would have received a net settlement termination payment of $6.7 million, which differs insignificantly from the recorded fair value of the derivatives. We present our derivative assets and liabilities at their gross fair values.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

The notional amounts of outstanding derivative instruments associated with outstanding or unsettled derivative instruments as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019	December 31, 2018
Foreign exchange forward contracts in GBP	£38,140	£42,170
Foreign exchange purchased option contracts in GBP	£43,415	£39,365
Foreign exchange forward contracts in EUR	€7,300	€14,300
Foreign exchange purchased option contracts in EUR	€1,675	€1,675
Interest rate swap	$35,723	$39,829
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
The carrying amount and estimated fair value of long-term debt and finance lease obligations as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$353,352	$362,227	$352,843	$359,943
Other long-term debt and finance lease obligations	194,727	194,727	79,812	79,812
Total long-term debt and finance lease obligations	$548,079	$556,954	$432,655	$439,755
(12) Long-Term Debt and Finance Lease Obligations
Long-term debt and finance lease obligations at carrying value are composed of the following:

	September 30, 2019	December 31, 2018
Senior notes, net of unamortized discount, premium and debt issuance of $1.6 million as of September 30, 2019 and $2.2 million as of December 31, 2018	$353,352	$352,843
Senior secured revolving credit facility	185,000	73,000
Other loans	2,008	2,015
Finance leases	7,719	4,797
Total long-term debt and finance lease obligations	548,079	432,655
Less current portion of long-term debt and finance lease obligations	(4,490)	(2,722)
Long-term debt and finance lease obligations, excluding current installments	$543,589	$429,933

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

Senior Notes Due 2021
As of September 30, 2019 and December 31, 2018, we were in compliance with all covenants and restrictions associated with, and no events of default existed under, our 8.5% senior unsecured notes due 2021. Our obligations under the senior notes are guaranteed by certain of our subsidiaries.
Senior Secured Revolving Credit Facility
As of September 30, 2019 and December 31, 2018, we were in compliance with all covenants and restrictions associated with, and no events of default existed under, our senior secured revolving credit facility due October 2023. Our obligations under the senior secured revolving credit facility are guaranteed by certain of our subsidiaries and secured by liens on substantially all of our assets; however, the senior secured revolving credit facility is not guaranteed by the First JV or secured by liens on its assets.
(13) Related-Party Transactions
Related-party transaction amounts included on the unaudited condensed consolidated statements of operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Other revenue	$496	$1,042	$1,323	$3,346
Cost of goods sold	26,300	20,133	80,921	56,184
General and administrative expenses	6,486	4,113	19,488	11,628
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
During the three and nine months ended September 30, 2019, $17.8 million and $51.5 million, respectively, related to the MSAs was included in cost of goods sold and $6.5 million and $19.5 million, respectively, was included in general and administrative expenses. As of September 30, 2019, $1.7 million incurred under the MSAs was included in finished goods inventory.
During the three and nine months ended September 30, 2018, $13.4 million and $35.9 million, respectively, related to the MSAs was included in cost of goods sold and $4.1 million and $11.6 million, respectively, was included in general and administrative expenses.
During the three and nine months ended September 30, 2019, $0.8 million and $1.7 million, respectively, of fees expensed under the First JV MSA were waived and recorded as an increase to partner’s capital.
JV 1.0 Drop-Down Agreements
The agreements we entered into on the date of acquisition of the First JV resulted in the following amounts being recorded in our financial statements since the date of acquisition. During the three and nine months ended September 30, 2019, $11.6 million and $20.5 million, respectively, were recorded as an increase to partners’ capital and $0.1 million and $0.7 million, respectively, were recorded as a net reduction in cost of goods sold. These increases to partners’ capital are comprised of expenses waived under the EVA MSA Fee Waiver and the First JV MSA Fee Waiver and reimbursement of construction cost overruns in excess of budgeted capital expenditures for the Hamlet plant. The net reduction in cost of goods sold is comprised of the cost of cover deficiency fee from the Hamlet Operator under the ISA not producing enough pellets at Hamlet, offset by the agreed-upon price due to the Hamlet Operator for the pellets from Hamlet that we have sold.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

Second EVA MSA Fee Waiver
In June 2019, we entered into an additional agreement (the “Second EVA MSA Fee Waiver”) with Enviva Management pursuant to which we received a $5.0 million waiver of EVA MSA fees through September 30, 2019, as consideration for an assignment of two shipping contracts to our sponsor to rebalance our and our sponsor’s respective shipping obligations under existing off-take contracts. During the three and nine months ended September 30, 2019, $2.3 million and $5.0 million, respectively, of EVA MSA fees expensed were waived and recorded as an increase to partners’ capital pursuant to the Second EVA MSA Fee Waiver. During the three and nine months ended September 30, 2018, no EVA MSA fees were waived pursuant to the Second EVA MSA Fee Waiver.
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
Greenwood Contract
In February 2018, we entered into a contract with Greenwood to purchase wood pellets produced by the Greenwood plant through March 2022 (the “Greenwood contract”) and we have a take-or-pay obligation with respect to 550,000 MTPY of wood pellets from July 2019 through March 2022. In July 2019, we entered into an amendment whereby the commencement of the take-or-pay obligation date was deferred from July 2019 to January 2020.
During the three and nine months ended September 30, 2019, we purchased $11.3 million and $35.5 million, respectively, of wood pellets and recorded a cost of cover deficiency fee from Greenwood of approximately $1.0 million and $4.3 million, respectively, from Greenwood as Greenwood was unable to satisfy certain commitments. Of the net $8.6 million and $29.5 million, respectively, $9.7 million and $33.8 million, respectively, is included in cost of goods sold and $1.5 million is included in finished goods inventory as of September 30, 2019. During the three and nine months ended September 30, 2018, we purchased $8.5 million and $16.8 million, respectively, of wood pellets from Greenwood, which is included in cost of goods sold.
Holdings TSA
The Wilmington Drop-Down included a long-term terminal services agreement with our sponsor (the “Holdings TSA”). Pursuant to the Holdings TSA, our sponsor agreed to deliver a minimum of 125,000 MT of wood pellets per quarter for receipt, storage, handling and loading services by the Wilmington terminal and pay a fixed fee on a per-ton basis for such terminal services. The Holdings TSA remains in effect until September 1, 2026. We did not record any terminal services revenue from our sponsor during the three months ended September 30, 2018. During the nine months ended September 30, 2018, we recorded $0.8 million as terminal services revenue from our sponsor, which is included in other revenue.
In February 2018, our sponsor amended and assigned the Holdings TSA to Greenwood. Deficiency payments are due to Wilmington if quarterly minimum throughput requirements are not met. During the three and nine months ended September 30, 2019 and 2018, we recorded $0.5 million and $1.3 million, respectively, and $0.5 million and $2.0 million, respectively, of deficiency fees from Greenwood, which is included in other revenue.
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
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

Biomass Option Agreement – Enviva Holdings, LP
Enviva, LP purchased none and $1.7 million of wood pellets from the sponsor during the three and nine months ended September 30, 2018, respectively, pursuant to a biomass option agreement. The wood pellet purchase amounts are included in cost of goods sold. The biomass option agreement terminated in accordance with its terms in March 2018.
Enviva FiberCo, LLC
We purchase raw materials from Enviva FiberCo, LLC (“FiberCo”), a wholly owned subsidiary of our sponsor. During the three and nine months ended September 30, 2019, purchased raw materials, net of cost of cover deficiency fees from FiberCo, were immaterial and $0.6 million, respectively. During the three and nine months ended September 30, 2018, we purchased raw materials of $1.8 million and $3.5 million, respectively, from FiberCo. No cost of cover deficiency fees from FiberCo were recognized during the three and nine months ended September 30, 2018.
Long-Term Incentive Plan Vesting
As of September 30, 2019, we had an insignificant amount included in related-party payables related to withholding tax amounts due to Enviva Management associated with the vesting of time-based phantom units under the Enviva Partners, LP Long-Term Incentive Plan (“LTIP”).
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
During the three and nine months ended September 30, 2019, we did not sell common units under the ATM Program. During the three months ended September 30, 2018, we did not sell common units under the ATM Program. During the nine months ended September 30, 2018, we sold 8,408 common units under the ATM Program for net proceeds of $0.2 million, net of an insignificant amount of commissions. Net proceeds from sales under the ATM Program were used for general partnership purposes.

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
The Hancock Member had a total capital commitment of $235.2 million and, as of September 30, 2019, the Hancock Member held 227.0 million Class A Units with a remaining capital commitment amount of $8.2 million.
Class B Units - Controlling Interests
Class B Units were issued to the Enviva Member in exchange for capital contributions at a price of $1.00 for each Class B Unit.
The Enviva Member had a total capital commitment of $232.2 million and, as of September 30, 2019, the Enviva Member held 224.0 million Class B Units with a remaining commitment amount of $8.2 million.
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
Prior to the JV 1.0 Drop-Down, at the discretion of the Enviva Member, the Hancock Member had received all of its capital contributions and substantially all of its preference amount. Given that and the historical net losses of the First JV having been previously allocated to the Enviva Member and the Hancock Member in proportion to their unreturned capital contributions, the balance of the First JV members’ capital attributable to the Hancock Member had become negative as of the JV 1.0 Drop-Down. Additionally, given that and the extent to which the Enviva Member has yet to receive repayment of its revolver borrowings, capital contributions and preference amount as of September 30, 2019, none of the net loss of the First JV has been allocated to the Hancock Member subsequent to the date of the JV 1.0 Drop-Down. Thus, no change has been recognized to the acquired negative noncontrolling interest balance attributable to the Hancock Member.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

(15) Equity-Based Awards
The following table summarizes information regarding phantom unit awards (the “Affiliate Grants”) under the LTIP to employees of Enviva Management and its affiliates who provide services to the Partnership:

	Time-Based Phantom Units		Performance-Based Phantom Units		Total Affiliate Grant Phantom Units
	Units	Weighted- Average Grant Date Fair Value (per unit)(1)	Units	Weighted- Average Grant Date Fair Value (per unit)(1)	Units	Weighted- Average Grant Date Fair Value (per unit)(1)
Nonvested December 31, 2018	723,940	$25.91	239,512	$27.65	963,452	$26.34
Granted	390,909	$30.39	216,224	$30.25	607,133	$30.34
Forfeitures	(81,332)	$28.27	(16,560)	$29.80	(97,892)	$28.53
Vested	(145,506)	$18.30	—	$—	(145,506)	$18.30
Nonvested September 30, 2019	888,011	$28.91	439,176	$28.85	1,327,187	$28.89
______________________________________________________________

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
As of September 30, 2019, an insignificant amount is included in related-party payables to Enviva Management to satisfy tax-withholding requirements associated with time-based phantom awards that vested under the LTIP during the nine months ended September 30, 2019. During the nine months ended September 30, 2018, we paid $2.3 million to the General Partner, which acquired common units from a wholly owned subsidiary of our sponsor for delivery to the recipients under the LTIP. We also paid $1.7 million during the nine months ended September 30, 2018 to Enviva Management to satisfy the tax-withholding requirements associated with such common units under the MSAs. The unrecognized estimated compensation cost relating to outstanding Affiliate Grants at September 30, 2019 was $14.2 million, which will be recognized over the remaining vesting period.
The following table summarizes information regarding phantom unit awards to certain non-employee directors of the General Partner (the “Director Grants”) under the LTIP:

	Time-Based Phantom Units
	Units	Weighted- Average Grant Date Fair Value (per unit)(1)
Nonvested December 31, 2018	13,964	$28.65
Granted	13,444	$30.16
Vested	(13,964)	$28.65
Nonvested September 30, 2019	13,444	$30.16
In February 2019, Director Grants valued at $0.4 million were granted and vest on the first anniversary of the grant date. In February 2019, the Director Grants that were nonvested at December 31, 2018 vested, and common units were issued in respect of such vested Director Grants. The unrecognized estimated compensation cost relating to outstanding Director Grants at September 30, 2019 was $0.1 million, which will be recognized over the remaining vesting period.
Distribution Equivalent Rights
Paid DER distributions related to time-based Affiliate Grants were $1.2 million and $2.1 million, respectively, for the three and nine months ended September 30, 2019. Paid DER distributions related to the time-based Affiliate Grants were $0.6 million and $1.8 million, respectively, for the three and nine months ended September 30, 2018. At September 30, 2019 and December 31, 2018, $0.6 million and $0.9 million, respectively, of DER distributions were included in related-party accrued liabilities.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

Unpaid DER amounts related to the performance-based Affiliate Grants at September 30, 2019 were $1.6 million, of which $0.6 million are included in accrued liabilities and $1.0 million are included in other long-term liabilities on the condensed consolidated balance sheets. Unpaid DER amounts related to the performance-based Affiliate Grants at December 31, 2018 were $0.7 million, of which $0.4 million are included in accrued liabilities and $0.3 million are included in other long-term liabilities.
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
As of September 30, 2019, the only periods subject to examination for federal and state income tax returns are 2015 through 2018. We believe our income tax filing positions, including our status as a pass-through entity, would be sustained on audit and do not anticipate any adjustments that would result in a material change to our unaudited condensed consolidated balance sheet. Therefore, no reserves for uncertain tax positions or interest and penalties have been recorded. For the three and nine months ended September 30, 2019 and 2018, no provision for federal or state income taxes has been recorded in the condensed consolidated financial statements.
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

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

The following computation of net income (loss) per limited partner unit is as follows for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019
	Common Units	General Partner
Weighted-average common units outstanding—basic	33,457	—
Effect of nonvested phantom units	—	—
Weighted-average common units outstanding—diluted	33,457	—

	Three Months Ended September 30, 2019
	Common Units	General Partner	Total
Distributions declared	$22,416	$3,107	$25,523
Earnings less than distributions	(17,275)	—	(17,275)
Net income available to partners	$5,141	$3,107	$8,248
Weighted-average units outstanding—basic and diluted	33,457
Net income per limited partner unit—basic and diluted	$0.15

	Nine Months Ended September 30, 2019
	Common Units	General Partner
Weighted-average common units outstanding—basic	31,230	—
Effect of nonvested phantom units	—	—
Weighted-average common units outstanding—diluted	31,230	—

	Nine Months Ended September 30, 2019
	Common Units	General Partner	Total
Distributions declared	$66,077	$8,150	$74,227
Earnings less than distributions	(79,925)	—	(79,925)
Net (loss) income available to partners	$(13,848)	$8,150	$(5,698)
Weighted-average units outstanding—basic and diluted	31,230
Net loss per limited partner unit—basic and diluted	$(0.44)

	Three Months Ended September 30, 2018
	Common Units	Subordinated Units	General Partner
Weighted-average common units outstanding—basic	26,477	—	—
Effect of nonvested phantom units	1,001	—	—
Weighted-average common units outstanding—diluted	27,478	—	—

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

	Three Months Ended September 30, 2018
	Common Units	General Partner	Total
Distributions declared	$16,814	$1,532	$18,346
Earnings less than distributions	(4,990)	—	(4,990)
Net income available to partners	$11,824	$1,532	$13,356
Weighted-average units outstanding—basic	26,477
Weighted-average units outstanding—diluted	27,478
Net income per limited partner unit—basic	$0.45
Net income per limited partner unit—diluted	$0.43

	Nine Months Ended September 30, 2018
	Common Units	Subordinated Units	General Partner
Weighted-average common units outstanding—basic	19,866	6,541	—
Effect of nonvested phantom units	—	—	—
Weighted-average common units outstanding—diluted	19,866	6,541	—

	Nine Months Ended September 30, 2018
	Common Units	Subordinated Units	General Partner	Total
Distributions declared	$37,618	$12,386	$4,197	$54,201
Earnings less than distributions	(42,607)	(14,029)	—	(56,636)
Net (loss) income available to partners	$(4,989)	$(1,643)	$4,197	$(2,435)
Weighted-average units outstanding—basic and diluted	19,866	6,541
Net loss per limited partner unit—basic and diluted	$(0.25)	$(0.25)
Cash Distributions to Unitholders
Distributions that have been paid or declared related to the reporting period are considered in the determination of earnings per unit. The following table details the cash distribution paid or declared (in millions, except per-unit amounts):

Quarter Ended	Declaration Date	Record Date	Payment Date	Distribution Per Unit	Total Cash Distribution	Total Payment to General Partner for Incentive Distribution Rights
March 31, 2018	May 3, 2018	May 15, 2018	May 29, 2018	$0.6250	$16.5	$1.3
June 30, 2018	August 1, 2018	August 15, 2018	August 29, 2018	$0.6300	$16.7	$1.4
September 30, 2018	October 31, 2018	November 15, 2018	November 29, 2018	$0.6350	$16.8	$1.5
December 31, 2018	January 29, 2019	February 15, 2019	February 28, 2019	$0.6400	$17.0	$1.7
March 31, 2019	May 2, 2019	May 20, 2019	May 29, 2019	$0.6450	$21.6	$2.3
June 30, 2019	July 31, 2019	August 15, 2019	August 29, 2019	$0.6600	$22.1	$2.8
September 30, 2019	October 30, 2019	November 15, 2019	November 29, 2019	$0.6700	$22.4	$3.1
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
(18) Supplemental Guarantor Information
The Partnership and its wholly owned finance subsidiary, Enviva Partners Finance Corp., are the co-issuers of our senior notes on a joint and several basis. The senior notes are guaranteed on a senior unsecured basis by certain of the Partnership’s direct and indirect wholly owned subsidiaries (excluding Enviva Partners Finance Corp. and certain immaterial subsidiaries) and will be guaranteed by the Partnership’s future restricted subsidiaries that guarantee certain of its other indebtedness (collectively, the “Subsidiary Guarantors”). The guarantees are full and unconditional and joint and several. Each of the Subsidiary Guarantors is directly or indirectly 100% owned by the Partnership. Enviva Partners Finance Corp. is a finance subsidiary formed for the purpose of being the co-issuer of the senior notes. Other than certain restrictions arising under the senior secured revolving credit facility and the indenture governing the senior notes (see Note 12, Long-Term Debt and Finance Lease Obligations), there are no significant restrictions on the ability of any restricted subsidiary to (1) pay dividends or make any other distributions to the Partnership or any of its restricted subsidiaries or (2) make loans or advances to the Partnership or any of its restricted subsidiaries. In accordance with Rule 3-10 of Regulation S-X, supplemental consolidating financial statements have been prepared from our financial information on the same basis of accounting as our consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

Condensed Consolidated Balance Sheet
September 30, 2019

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$2,046	$311	$—	$2,357
Accounts receivable	49,634	9	—	49,643
Inventories	38,286	4,367	(304)	42,349
Prepaid expenses and other current assets	3,925	73	—	3,998
Total current assets	93,891	4,760	(304)	98,347
Property, plant and equipment - in service, net	517,577	166,195	(248)	683,524
Construction in progress	60,181	743	—	60,924
Total property, plant and equipment, net	577,758	166,938	(248)	744,448
Operating lease right-of-use assets, net	26,567	6,812	—	33,379
Related-party note receivable	42,989	—	(42,989)	—
Goodwill	85,615	—	—	85,615
Investment in subsidiaries	118,543	—	(118,543)	—
Other long-term assets	7,876	—	(550)	7,326
Total assets	$953,239	$178,510	$(162,634)	$969,115
Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$18,575	$2,937	$—	$21,512
Related-party payables and accrued liabilities	12,048	(2,929)	—	9,119
Deferred consideration for drop-downs due to related party	40,000	—	—	40,000
Accrued and other current liabilities	37,618	10,700	—	48,318
Current portion of interest payable	13,209	—	—	13,209
Current portion of long-term debt and finance lease obligations	3,891	599	—	4,490
Total current liabilities	125,341	11,307	—	136,648
Long-term debt and finance lease obligations	542,575	1,014	—	543,589
Related-party long-term debt	—	42,989	(42,989)	—
Long-term operating lease liabilities	27,683	6,042	—	33,725
Long-term interest payable	1,100	—	—	1,100
Long-term interest related-party payable	—	550	(550)	—
Other long-term liabilities	2,170	—	—	2,170
Total liabilities	698,869	61,902	(43,539)	717,232
Total Enviva Partners, LP partners' capital	302,562	116,608	(119,095)	300,075
Noncontrolling interest	(48,192)	—	—	(48,192)
Total partners’ capital	254,370	116,608	(119,095)	251,883
Total liabilities and partners’ capital	$953,239	$178,510	$(162,634)	$969,115

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

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

Condensed Consolidated Statement of Operations
For the Three Months Ended September 30, 2019

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Product sales	$155,188	$3,935	$(3,935)	$155,188
Other revenue	2,454	—	(237)	2,217
Net revenue	157,642	3,935	(4,172)	157,405
Cost of goods sold	118,950	2,674	(3,631)	117,993
Depreciation and amortization	11,173	1,773	—	12,946
Total cost of goods sold	130,123	4,447	(3,631)	130,939
Gross margin	27,519	(512)	(541)	26,466
General and administrative expenses	1,842	(289)	(239)	1,314
Related-party management services agreement fee	4,510	1,976	—	6,486
Total general and administrative expenses	6,352	1,687	(239)	7,800
Income (loss) from operations	21,167	(2,199)	(302)	18,666
Other (expense) income:
Interest expense	(9,864)	(8)	—	(9,872)
Related-party interest expense	—	(300)	300	—
Other income (expense), net	440	(11)	(371)	58
Total other (expense) income, net	(9,424)	(319)	(71)	(9,814)
Net income (loss)	$11,743	$(2,518)	$(373)	$8,852

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

Condensed Consolidated Statement of Operations
For the Three Months Ended September 30, 2018

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Product sales	$142,541	$—	$—	$142,541
Other revenue	1,607	—	—	1,607
Net revenue	144,148	—	—	144,148
Cost of goods sold	104,351	—	—	104,351
Depreciation and amortization	9,678	—	—	9,678
Total cost of goods sold	114,029	—	—	114,029
Gross margin	30,119	—	—	30,119
General and administrative expenses	3,173	28	—	3,201
Related-party management services agreement fee	4,114	—	—	4,114
Total general and administrative expenses	7,287	28	—	7,315
Income (loss) from operations	22,832	(28)	—	22,804
Other (expense) income:
Interest expense	(9,445)	—	—	(9,445)
Other (expense) income, net	(12)	9	—	(3)
Total other (expense) income, net	(9,457)	9	—	(9,448)
Net income (loss)	$13,375	$(19)	$—	$13,356

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

Condensed Consolidated Statement of Operations
For the Nine Months Ended September 30, 2019

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Product sales	$478,989	$3,935	$(3,935)	$478,989
Other revenue	5,775	—	(911)	4,864
Net revenue	484,764	3,935	(4,846)	483,853
Cost of goods sold	396,818	2,674	(3,631)	395,861
Depreciation and amortization	33,339	1,773	—	35,112
Total cost of goods sold	430,157	4,447	(3,631)	430,973
Gross margin	54,607	(512)	(1,215)	52,880
General and administrative expenses	8,713	1,380	(914)	9,179
Related-party management services agreement fee	13,837	5,651	—	19,488
Total general and administrative expenses	22,550	7,031	(914)	28,667
Income (loss) from operations	32,057	(7,543)	(301)	24,213
Other (expense) income:
Interest expense	(28,666)	(35)	—	(28,701)
Related-party interest expense	—	(300)	300	—
Other income (expense), net	1,125	41	(550)	616
Total other expense, net	(27,541)	(294)	(250)	(28,085)
Net income (loss)	$4,516	$(7,837)	$(551)	$(3,872)

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

Condensed Consolidated Statement of Operations
For the Nine Months Ended September 30, 2018

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Product sales	$398,031	$—	$—	$398,031
Other revenue	7,037	—	—	7,037
Net revenue	405,068	—	—	405,068
Cost of goods sold	331,356	—	—	331,356
Depreciation and amortization	28,800	—	—	28,800
Total cost of goods sold	360,156	—	—	360,156
Gross margin	44,912	—	—	44,912
General and administrative expenses	9,730	48	—	9,778
Related-party management services agreement fee	11,628	—	—	11,628
Total general and administrative expenses	21,358	48	—	21,406
Income (loss) from operations	23,554	(48)	—	23,506
Other (expense) income:
Interest expense	(27,137)	—	—	(27,137)
Other income (expense), net	1,281	(85)	—	1,196
Total other expense, net	(25,856)	(85)	—	(25,941)
Net loss	$(2,302)	$(133)	$—	$(2,435)

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

Condensed Consolidated Statement of Comprehensive Income (Loss)
For the Three Months Ended September 30, 2019

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$11,743	$(2,518)	$(373)	$8,852
Other comprehensive (loss) income:
Net unrealized losses on cash flow hedges	13	—	—	13
Reclassification of net gains realized into net income (loss)	(59)	—	—	(59)
Currency translation adjustment	—	4	—	4
Total other comprehensive (loss) income	(46)	4	—	(42)
Total comprehensive income (loss)	$11,697	$(2,514)	$(373)	$8,810

Condensed Consolidated Statement of Comprehensive Income (Loss)
For the Three Months Ended September 30, 2018

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$13,375	$(19)	$—	$13,356
Other comprehensive income:
Net unrealized gains on cash flow hedges	2,713	—	—	2,713
Reclassification of net gains realized into net income (loss)	(2,013)	—	—	(2,013)
Currency translation adjustment	—	1	—	1
Total other comprehensive income	700	1	—	701
Total comprehensive income (loss)	$14,075	$(18)	$—	$14,057

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

Condensed Consolidated Statement of Comprehensive Loss
For the Nine Months Ended September 30, 2019

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$4,516	$(7,837)	$(551)	$(3,872)
Other comprehensive (loss) income:
Net unrealized losses on cash flow hedges	(148)	—	—	(148)
Reclassification of net gains realized into net income (loss)	(252)	—	—	(252)
Currency translation adjustment	—	4	—	4
Total other comprehensive (loss) income	(400)	4	—	(396)
Total comprehensive income (loss)	$4,116	$(7,833)	$(551)	$(4,268)

Condensed Consolidated Statement of Comprehensive Loss
For the Nine Months Ended September 30, 2018

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(2,302)	$(133)	$—	$(2,435)
Other comprehensive income:
Net unrealized gains on cash flow hedges	5,750	—	—	5,750
Reclassification of net gains realized into net loss	(2,076)	—	—	(2,076)
Currency translation adjustment	—	1	—	1
Total other comprehensive income	3,674	1	—	3,675
Total comprehensive income (loss)	$1,372	$(132)	$—	$1,240

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

Condensed Consolidated Statement of Cash Flows
For the Nine Months Ended September 30, 2019

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$4,516	$(7,837)	$(551)	$(3,872)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	33,875	1,872	—	35,747
MSA Fee Waivers	13,200	5,549	—	18,749
Amortization of debt issuance costs, debt premium and original issue discounts	899	—	—	899
Loss on disposal of assets	562	—	—	562
Unit-based compensation	3,142	693	—	3,835
Fair value changes in derivatives	(2,275)	—	—	(2,275)
Unrealized loss on foreign currency transactions, net	58	—	—	58
Change in operating assets and liabilities:
Accounts and insurance receivables	9,502	(10)	—	9,492
Related-party receivables	(20,281)	(1,415)	23,088	1,392
Prepaid expenses and other current and long-term assets	(711)	(52)	551	(212)
Inventories	(6,313)	(4,366)	—	(10,679)
Derivatives	1,514	—	—	1,514
Accounts payable, accrued liabilities and other current liabilities	824	(3,071)	—	(2,247)
Related-party payables and accrued liabilities	13,847	(2,784)	(23,088)	(12,025)
Accrued interest	3,326	3,094	—	6,420
Operating lease liabilities	(2,800)	(915)	—	(3,715)
Other long-term liabilities	313	(477)	—	(164)
Net cash provided by (used in) operating activities	53,198	(9,719)	—	43,479
Cash flows from investing activities:
Purchases of property, plant and equipment	(47,561)	(33,923)	—	(81,484)
Payment in relation to the JV 1.0 Drop-Down	(74,700)	—	—	(74,700)
Other	1,502	—	—	1,502
Net cash used in investing activities	(120,759)	(33,923)	—	(154,682)
Cash flows from financing activities:
Proceeds from senior secured revolving credit facility	306,150	38,850	—	345,000
Payments on senior secured revolving credit facility	(233,000)	—	—	(233,000)
Payments on other long-term debt and finance lease obligations	(3,639)	1,613	—	(2,026)
Proceeds from common unit issuances, net	96,822	—	—	96,822
Payment of deferred consideration for Wilmington Drop-Down	(24,300)	—	—	(24,300)
Distributions to unitholders, distribution equivalent rights and incentive distribution rights holder	(69,526)	—	—	(69,526)
Payment for withholding tax associated with Long-Term Incentive Plan vesting	(1,870)	—	—	(1,870)
Net cash provided by financing activities	70,637	40,463	—	111,100
Net increase (decrease) in cash, cash equivalents and restricted cash	3,076	(3,179)	—	(103)
Cash, cash equivalents and restricted cash, beginning of period	(1,030)	3,490	—	2,460
Cash, cash equivalents and restricted cash, end of period	$2,046	$311	$—	$2,357

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

Condensed Consolidated Statement of Cash Flows
For the Nine Months Ended September 30, 2018

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(2,302)	$(133)	$—	$(2,435)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29,240	—	—	29,240
Amortization of debt issuance costs, debt premium and original issue discounts	828	—	—	828
Loss on disposal of assets	900	—	—	900
Unit-based compensation	5,604	—	—	5,604
De-designation of foreign currency forwards and options	(1,947)	—	—	(1,947)
Fair value changes in derivatives	(4,465)	—	—	(4,465)
Unrealized loss on foreign currency transactions, net	31	1	—	32
Change in operating assets and liabilities:
Accounts and insurance receivables	30,004	—	—	30,004
Related-party receivables	(4,943)	(4,611)	9,431	(123)
Prepaid expenses and other current and long-term assets	(160)	—	—	(160)
Inventories	(9,735)	—	—	(9,735)
Derivatives	5,080	—	—	5,080
Accounts payable, accrued liabilities and other current liabilities	5,709	—	—	5,709
Related-party payables and accrued liabilities	7,928	4,820	(9,431)	3,317
Accrued interest	7,634	—	—	7,634
Other long-term liabilities	648	—	—	648
Net cash provided by operating activities	70,054	77	—	70,131
Cash flows from investing activities:
Purchases of property, plant and equipment	(16,034)	—	—	(16,034)
Other	1,130	—	—	1,130
Net cash used in investing activities	(14,904)	—	—	(14,904)
Cash flows from financing activities:
Proceeds from senior secured revolving credit facility	134,750	—	—	134,750
Payments on senior secured revolving credit facility	(123,250)	—	—	(123,250)
Payments on other long-term debt and capital lease obligations	(4,745)	—	—	(4,745)
Proceeds from common unit issuances, net	241	—	—	241
Distributions to unitholders, distribution equivalent rights and incentive distribution rights holder	(55,163)	—	—	(55,163)
Payment to General Partner to purchase affiliate common units for Long-Term Incentive Plan vesting	(2,341)	—	—	(2,341)
Payment for withholding tax associated with Long-Term Incentive Plan vesting	(4,380)	—	—	(4,380)
Net cash used in financing activities	(54,888)	—	—	(54,888)
Net increase in cash, cash equivalents and restricted cash	262	77	—	339
Cash, cash equivalents and restricted cash, beginning of period	524	—	—	524
Cash, cash equivalents and restricted cash, end of period	$786	$77	$—	$863

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise stated or the context otherwise indicates, all references to “we,” “us,” “our,” the “Partnership”, or similar expressions refer to Enviva Partners, LP, including its consolidated subsidiaries. Our sponsor is Enviva Holdings, LP (and, where applicable, its wholly owned subsidiaries Enviva MLP Holdco, LLC and Enviva Development Holdings, LLC) and references to our General Partner refer to Enviva Partners GP, LLC, a wholly owned subsidiary of Enviva Holdings, LP. References to “Enviva Management” refer to Enviva Management Company, LLC, a wholly owned subsidiary of Enviva Holdings, LP, and references to “our employees” refer to the employees of Enviva Management and its affiliates who provide services to the Partnership. References to the “First JV” refer to Enviva Wilmington Holdings, LLC, which is a joint venture between our wholly owned subsidiary, Enviva. LP, and John Hancock Life Insurance Company (U.S.A.) and certain of its affiliates. References to the “Second JV” refer to a joint venture between our sponsor and John Hancock Life Insurance Company (U.S.A.) and certain of its affiliates.
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
Business Overview
We aggregate a natural resource, wood fiber, and process it into a transportable form, wood pellets. We sell a significant majority of our wood pellets through long-term, take-or-pay off-take contracts with creditworthy customers in the United Kingdom and Europe. We own and operate seven plants with a combined production capacity of over 3.5 million metric tons (“MT”) of wood pellets per year in Virginia, North Carolina, Mississippi, and Florida. We export our wood pellets through our marine terminals at the Port of Chesapeake, Virginia (the “Chesapeake terminal”) and the Port of Wilmington, North Carolina (the “Wilmington terminal”) and from third-party marine terminals in Mobile, Alabama and Panama City, Florida. In April 2019, we acquired our sponsor’s interest in the First JV. The First JV owns a plant in Hamlet, North Carolina (the “Hamlet plant”) and a firm, 15-year take-or-pay off-take contract to supply nearly 1.0 million metric tons per year (“MTPY”) of wood pellets, following a ramp period. The Hamlet plant is now operating, and we expect the plant to exit 2019 with a production run-rate of approximately 500,000 MTPY and to reach its nameplate production capacity of approximately 600,000 MTPY in 2021. All of our facilities are located in geographic regions with low input costs and favorable transportation logistics. Owning these cost-advantaged assets, the output from which is fully contracted, in a rapidly expanding industry provides us with a platform to generate stable and growing cash flows that should enable us to increase our per-unit cash distributions over time, which is our primary business objective.
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
Recent Developments
JV 1.0 Drop-Down
The acquisition of all of the issued and outstanding Class B Units of the First JV from our sponsor consisted of $165.0 million total consideration, subject to certain adjustments. The First JV has a firm 15-year take-or-pay off-take contract to supply nearly 1.0 million MTPY of wood pellets, which commences in 2019, ramps to full supply volumes in 2021 and continues through 2034.
Prior to the acquisition, we already had off-take contracts with the First JV to supply 470,000 MTPY of the volumes to be supplied to the First JV and, in connection with the acquisition, we acquired 500,000 MTPY in incremental sales volumes.
On the date of our acquisition of the sponsor’s Class B Units in the First JV (collectively, the “JV 1.0 Drop-Down:):

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

•
The First JV entered into an agreement with Enviva Management Company, LLC, a Delaware limited liability company and wholly owned subsidiary of the sponsor (“Enviva Management”), to waive the obligation to pay an aggregate of approximately $2.7 million of management fees payable to Enviva Management under the management services agreement (the “First JV MSA”) between the First JV and Enviva Management with respect to the period from the date of acquisition of the Hamlet plant until July 1, 2019 (the “First JV MSA Fee Waiver”).

•
We entered into an agreement with Enviva Management to waive our obligation to pay an aggregate of approximately $13.0 million in fees payable under our management services agreement (the “EVA MSA,” and together with the First JV MSA, the “MSAs”) with Enviva Management with respect to the period from the date of the JV 1.0 Drop-Down through the second quarter of 2020 (the “First EVA MSA Fee Waiver”).

•
The sponsor assigned to us all of its rights and obligations under a credit agreement between the First JV, as borrower, and the sponsor, as lender (the “First JV Revolver”). On the date of assignment, $4.1 million was outstanding from the First JV to the sponsor.

•
The First JV entered into an interim services agreement (the “ISA”) with Enviva Hamlet Operator, LLC, a wholly-owned subsidiary of our sponsor (“Hamlet Operator”) pursuant to which Hamlet Operator, as an independent contractor, will manage, operate, maintain and repair the Hamlet plant and provide other services to the First JV for the period from July 1, 2019 through June 30, 2020 in exchange for a fixed fee per metric ton of wood pellets produced by the Hamlet plant during such period and delivered at place. Under and during the term of the ISA, Hamlet Operator will (1) pay all operating and maintenance expenses at the Hamlet plant, (2) cover all reimbursable general and administrative expenses associated with the Hamlet plant and (3) pay other costs and expenses incurred by the Hamlet plant to produce and sell the wood pellets delivered to the Wilmington terminal from the Hamlet plant. The sponsor guarantees all obligations of Hamlet Operator under the ISA.

The $165.0 million purchase price for the JV 1.0 Drop-Down consisted of (1) a cash payment of $24.7 million, net of a purchase price adjustment of $0.3 million, (2) the issuance of 1,681,237 unregistered common units at a value of $29.74 per unit, or $50.0 million of common units, (3) $50.0 million in cash paid on June 28, 2019, (4) $40.0 million in cash to be paid on January 2, 2020 and (5) the elimination of $3.7 million of net related-party receivables and payables included in the net assets of the First JV on the date of acquisition. As the holder of the Class B Units, we became a member of the First JV (the “Enviva Member”) on the acquisition date.
As the Enviva Member, we are the managing member and primary beneficiary of the First JV. We included all accounts of the First JV in our consolidated results as of April 2, 2019 as the Class B Units represent a controlling interest in the First JV and are generally unrestricted as it relates to the management of the assets and cash flows of the First JV; however, we cannot cause the First JV to incur indebtedness in excess of $60.0 million.
Wilmington Terminal Second Payment
We made an initial payment of $56.0 million to the First JV as partial payment of the $130.0 million purchase price for the Wilmington terminal in October 2017 (the “Wilmington Drop-Down”). On April 1, 2019, we made the second and final payment of $74.0 million in deferred consideration for the Wilmington Drop-Down consisting of 1,691,627 common units at a price of $29.38 per common unit, or approximately $50.0 million in common units, subject to certain adjustments, and approximately $24.0 million in cash (the “Second Payment”).
Mid-Atlantic Expansions
During 2019, we started construction to increase the aggregate wood pellet production capacity of our plants in Northampton, North Carolina and Southampton, Virginia (the “Mid-Atlantic Expansions”) by approximately 400,000 MTPY in the aggregate, subject to receiving the necessary permits. We expect to invest a total of approximately $130.0 million in additional wood pellet production assets and emissions control equipment for the expansions and to complete expansion activities in the first half of 2020 with startup shortly thereafter.
Financing Activities
In addition to the approximately $100.0 million in common units issued as partial consideration for the JV 1.0 Drop-Down and the Second Payment, we issued an aggregate of 3,508,778 common units to investors in exchange for proceeds of $100.0 million in a registered direct offering (the “RDO”) pursuant to an effective registration statement on file with the SEC at a purchase price of $28.50 per unit, representing a 4.2 percent discount to the 20-day volume-weighted average price as of March 20, 2019.
We used proceeds from the RDO, along with borrowings under our existing $350.0 million senior secured revolving credit facility and the common units issued as consideration for the JV 1.0 Drop-Down and the Second Payment, to finance (1) $124.7 million of the total $165.0 million purchase price for the JV 1.0 Drop-Down, (2) the $74.0 million Second Payment (3) the $24.0 million in capital expenditures, net of payments received pursuant to the Make-Whole Agreement, required to complete construction of the Hamlet plant and (4) the initial $130.0 million in expenditures required for the Mid-Atlantic Expansions.
Contracted Backlog
As of October 1, 2019 we had approximately $9.5 billion of product sales backlog for firm contracted product sales to our long-term off-take customers and have a total weighted-average remaining term of 10.4 years, compared to approximately $7.3 billion and a total weighted-average remaining term of 9.4 years as of October 1, 2018. Backlog represents the revenue to be recognized under existing contracts assuming deliveries occur as specified in the contracts. Contracted future product sales denominated in foreign currencies, excluding revenue hedged with foreign currency forward contracts, are included in U.S. Dollars at October 1, 2019 forward rates. The contracted backlog includes forward prices including inflation, foreign currency and commodity prices. The amount also includes the effects of related foreign currency derivative contracts.
Our expected future product sales revenue under our contracted backlog as of October 1, 2019 is as follows (in millions):

Period from October 1, 2019 to December 31, 2019	$177
Year ending December 31, 2020	906
Year ending December 31, 2021 and thereafter	8,399
Total product sales contracted backlog	$9,482
Assuming all volumes under the firm and contingent off-take contracts held by our sponsor and the Second JV were included with our product sales backlog for firm contracted product sales, the total weighted-average remaining term as of October 1, 2019 would increase to 13.3 years and the product sales backlog would increase to $17.8 billion as follows (in millions):

Period from October 1, 2019 to December 31, 2019	$177
Year ending December 31, 2020	906
Year ending December 31, 2021 and thereafter	16,744
Total product sales contracted backlog	$17,827

Factors Impacting Comparability of Our Financial Results
Inventory Impairment and Asset Disposal
On February 27, 2018, a fire occurred at the Chesapeake terminal, causing damage to equipment and approximately 43,000 MT of wood pellets (the “Chesapeake Incident”). The Chesapeake terminal returned to operations on June 28, 2018. During the three and nine months ended September 30, 2018, we incurred $9.7 million and $58.4 million, respectively, in costs as a result of the Chesapeake Incident related to asset impairment, inventory write-off and disposal costs, emergency response costs, asset repair costs and business continuity costs, the latter of which represented incremental costs to commission temporary wood pellet storage and handling and ship loading operations at nearby locations to meet our contractual obligations to our customers. As of September 30, 2018, we had recovered $48.1 million related to the Chesapeake Incident, which included $1.1 million of lost profits. As of December 31, 2018, $3.8 million of probable insurance recoveries for the then-remaining costs not yet recovered were included in insurance receivables and subsequently received in February 2019, with an additional $0.5 million which was recognized as other income.
We incurred other losses and costs associated with the Chesapeake Incident during and since the three and nine months ended September 30, 2018 and are pursuing outstanding claims of approximately $25.0 million related to such amounts. Consequently, our results of operations and cash flows, as well as our financial measures not presented in accordance with accounting principles generally accepted in the United States (“GAAP”), or non-GAAP financial measures, may not be comparable to those for reported periods before or after the three and nine months ended September 30, 2018.
How We Evaluate Our Operations
Adjusted Net (Loss) Income
We define adjusted net (loss) income as net (loss) income excluding certain expenses incurred related to the Chesapeake Incident and Hurricanes Florence and Michael (the “Hurricane Events”), which occurred during the second half of 2018, consisting of emergency response expenses, expenses related to the disposal of inventory, and asset disposal and repair costs, offset by insurance recoveries received, certain non-cash waivers of fees for management services provided to us by our sponsor (collectively, the “MSA Fee Waivers”), and interest expense associated with incremental borrowings related to the Chesapeake Incident. We believe that adjusted net (loss) income enhances investors’ ability to compare the past financial performance of our underlying operations with our current performance separate from certain items of gain or loss that we characterize as unrepresentative of our ongoing operations.
Adjusted Gross Margin per Metric Ton
We use adjusted gross margin per metric ton to measure our financial performance. We define adjusted gross margin as gross margin excluding asset disposals, depreciation and amortization, changes in unrealized derivative instruments related to hedged items included in gross margin, MSA Fee Waivers, certain items of income or loss that we characterize as unrepresentative of our ongoing operations, including certain expenses incurred related to the Chesapeake Incident and Hurricane Events, consisting of emergency response expenses, expenses related to the disposal of inventory, and asset disposal and repair costs, offset by insurance recoveries received, and acquisition costs. We believe adjusted gross margin per metric ton is a meaningful measure because it compares our revenue-generating activities to our operating costs for a view of profitability and performance on a per metric ton basis. Adjusted gross margin per metric ton will primarily be affected by our ability to meet targeted production volumes and to control direct and indirect costs associated with procurement and delivery of wood fiber to our production plants and the production and distribution of wood pellets.
Adjusted EBITDA
We define adjusted EBITDA as net income or loss excluding depreciation and amortization, interest expense, income tax expense, early retirement of debt obligations, MSA Fee Waivers and unit compensation expense, asset impairments and disposals, changes in unrealized derivative instruments related to hedged items included in gross margin and other income and expense, certain items of income or loss that we characterize as unrepresentative of our ongoing operations, including certain expenses incurred related to the Chesapeake Incident and Hurricane Events, consisting of emergency response expenses, expenses related to the disposal of inventory, and asset disposal and repair costs, offset by insurance recoveries received, and acquisition costs. Adjusted EBITDA is a supplemental measure used by our management and other users of our financial statements, such as investors, commercial banks, and research analysts, to assess the financial performance of our assets without regard to financing methods or capital structure.

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
Results of Operations
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

	Three Months ended September 30,		Change	Chesapeake Incident and Hurricane Events	Net Change
	2019	2018
	(in thousands)
Product sales	$155,188	$142,541	$12,647	$—	$12,647
Other revenue (1)	2,217	1,607	610	—	610
Net revenue	157,405	144,148	13,257	—	13,257
Cost of goods sold, excluding depreciation and amortization (1)	117,993	104,351	13,642	6,834	6,808
Depreciation and amortization	12,946	9,678	3,268	—	3,268
Total cost of goods sold	130,939	114,029	16,910	6,834	10,076
Gross margin	26,466	30,119	(3,653)	(6,834)	3,181
General and administrative expenses	1,314	3,201	(1,887)	—	(1,887)
Related-party management services agreement fee	6,486	4,114	2,372	—	2,372
Total general and administrative expenses	7,800	7,315	485	—	485
Income from operations	18,666	22,804	(4,138)	(6,834)	2,696
Interest expense	(9,872)	(9,445)	(427)	(770)	343
Other income (expense)	58	(3)	61	—	61
Net income	$8,852	$13,356	$(4,504)	$(7,604)	$3,100

(1) See Note 13, Related-Party Transactions
Net revenue
Net revenue increased to $157.4 million for the three months ended September 30, 2019 from $144.1 million for the three months ended September 30, 2018. The $13.3 million, or 9%, increase was primarily attributable to a 6% increase in sales volumes during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

Cost of goods sold
Cost of goods sold increased to $130.9 million for the three months ended September 30, 2019 from $114.0 million for the three months ended September 30, 2018. Costs of goods sold during the three months ended September 30, 2018 was reduced by $12.1 million of insurance recoveries, net of expenses incurred, related to the Chesapeake Incident. We incurred $9.7 million in expenses related to the Chesapeake Incident during the three months ended September 30, 2018, offset by $21.8 million of insurance recoveries. The remaining $4.8 million, or 4%, increase was primarily attributable to a 6% increase in sales volumes during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.
Gross margin
Gross margin decreased to $26.5 million for the three months ended September 30, 2019 from $30.1 million for the three months ended September 30, 2018. The gross margin decrease of $3.7 million was attributable to $12.1 million of insurance recoveries, net of expenses incurred, related to the Chesapeake Incident during the three months ended September 30, 2018. Excluding the $12.1 million of insurance recoveries, net of expenses incurred, related to the Chesapeake Incident, gross margin would have increased by $8.4 million primarily due to a 6% increase in sales volumes during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.
Adjusted gross margin per metric ton

	Three Months Ended September 30,
	2019	2018	Change
	(in thousands except per metric ton)
Reconciliation of gross margin to adjusted gross margin per metric ton:
Gross margin	$26,466	$30,119	$(3,653)
Loss on disposal of assets	212	656	(444)
Depreciation and amortization	12,946	9,678	3,268
Chesapeake Incident and Hurricane Events	47	(6,787)	6,834
Changes in unrealized derivative instruments	(1,028)	1,944	(2,972)
MSA Fee Waivers	2,300	—	2,300
Acquisition costs	59	—	59
Adjusted gross margin	$41,002	$35,610	$5,392
Metric tons sold	811	762	49
Adjusted gross margin per metric ton	$50.56	$46.73	$3.83
We earned adjusted gross margin of $41.0 million, or $50.56 per MT, for the three months ended September 30, 2019. Adjusted gross margin was $35.6 million, or $46.73 per MT, for the three months ended September 30, 2018. The factors impacting the change in adjusted gross margin include those described above under the heading “Gross margin.” Additionally, adjusted gross margin increased during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 due to the waiver of $2.3 million of management services fees by the sponsor as consideration for an assignment of two shipping contracts to our sponsor to rebalance our and our sponsor’s respective shipping obligations under existing off-take contracts.
General and administrative expenses
General and administrative expenses were $7.8 million for the three months ended September 30, 2019 and $7.3 million for the three months ended September 30, 2018. The $0.5 million increase in general and administrative expenses is primarily attributable to the consolidation of the First JV following the JV 1.0 Drop-Down on April 2, 2019.
Interest expense
We incurred $9.9 million of interest expense during the three months ended September 30, 2019 and $9.4 million of interest expense during the three months ended September 30, 2018. The increase in interest expense was primarily attributable to an increase in borrowings under our senior secured revolving credit facility.

Adjusted net income

	Three Months Ended September 30,
	2019	2018	Change
	(in thousands)
Reconciliation of net income to adjusted net income:
Net income	$8,852	$13,356	$(4,504)
Chesapeake Incident and Hurricane Events	47	(6,787)	6,834
MSA Fee Waivers	7,703	—	7,703
Interest expense from incremental borrowings related to Chesapeake Incident and Hurricane Events	769	1,326	(557)
Adjusted net income	$17,371	$7,895	$9,476
We generated adjusted net income of $17.4 million for the three months ended September 30, 2019 and $7.9 million for the three months ended September 30, 2018. The $9.5 million increase in adjusted net income was primarily attributable to the factors described below under the heading “Adjusted EBITDA.”
Adjusted EBITDA

	Three Months Ended September 30,
	2019	2018	Change
	(in thousands)
Reconciliation of net income to adjusted EBITDA:
Net income	$8,852	$13,356	$(4,504)
Add:
Depreciation and amortization	13,291	9,801	3,490
Interest expense	9,872	9,445	427
Non-cash unit compensation expense	350	1,781	(1,431)
Asset impairments and disposals	212	656	(444)
Chesapeake Incident and Hurricane Events	47	(6,787)	6,834
Changes in the fair value of derivative instruments	(1,028)	1,944	(2,972)
MSA Fee Waivers	7,703	—	7,703
Acquisition costs	114	30	84
Adjusted EBITDA	$39,413	$30,226	$9,187
We generated adjusted EBITDA of $39.4 million for the three months ended September 30, 2019 compared to adjusted EBITDA of $30.2 million for the three months ended September 30, 2018. The $9.2 million increase was primarily attributable to the factors described above under the heading “Adjusted Gross margin per metric ton,” as well as $5.4 million of MSA Fee Waivers for general and administrative expenses.

Distributable Cash Flow
The following is a reconciliation of adjusted EBITDA to distributable cash flow:

	Three Months Ended September 30,
	2019	2018	Change
	(in thousands)
Adjusted EBITDA	$39,413	$30,226	$9,187
Less:
Interest expense, net of amortization of debt issuance costs, debt premium, original issue discount and impact from incremental borrowings related to Chesapeake Incident and Hurricane Events	8,797	7,839	958
Maintenance capital expenditures	579	1,638	(1,059)
Distributable cash flow attributable to Enviva Partners, LP	30,037	20,749	9,288
Less: Distributable cash flow attributable to incentive distribution rights	3,107	1,532	1,575
Distributable cash flow attributable to Enviva Partners, LP limited partners	$26,930	$19,217	$7,713
Results of Operations
Nine Months ended September 30, 2019 Compared to Nine Months ended September 30, 2018

	Nine Months Ended September 30,		Change	Chesapeake Incident and Hurricane Events	Net Change
	2019	2018
	(in thousands)
Product sales	$478,989	$398,031	$80,958	$—	$80,958
Other revenue (1)	4,864	7,037	(2,173)	—	(2,173)
Net revenue	483,853	405,068	78,785	—	78,785
Cost of goods sold, excluding depreciation and amortization (1)	395,861	331,356	64,505	(8,874)	73,379
Depreciation and amortization	35,112	28,800	6,312	—	6,312
Total cost of goods sold	430,973	360,156	70,817	(8,874)	79,691
Gross margin	52,880	44,912	7,968	8,874	(906)
General and administrative expenses	9,179	9,778	(599)	391	(990)
Related-party management services agreement fee	19,488	11,628	7,860	—	7,860
Total general and administrative expenses	28,667	21,406	7,261	391	6,870
Income from operations	24,213	23,506	707	8,483	(7,776)
Interest expense	(28,701)	(27,137)	(1,564)	(1,259)	(305)
Other income	616	1,196	(580)	—	(580)
Net loss	$(3,872)	$(2,435)	$(1,437)	$7,224	$(8,661)
(1) See Note 13, Related-Party Transactions
Net revenue
Net revenue increased to $483.9 million for the nine months ended September 30, 2019 from $405.1 million for the nine months ended September 30, 2018. The increase of $78.8 million, or 19%, was primarily attributable to a 20% increase in sales volumes during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

Cost of goods sold
Cost of goods sold increased to $431.0 million for the nine months ended September 30, 2019 from $360.2 million for the nine months ended September 30, 2018, an increase of $70.8 million, or 20%. Excluding $10.3 million of expenses incurred, net of insurance recoveries received, related to the Chesapeake Incident during the nine months ended September 30, 2018, cost of goods sold would have increased by 23%, which is primarily attributable to a 20% increase in sales volumes during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.
Gross margin
Gross margin increased to $52.9 million for the nine months ended September 30, 2019 from $44.9 million for the nine months ended September 30, 2018. The gross margin increase of $8.0 million was primarily attributable to a 20% increase in sales volumes during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. A gross margin increase of $10.3 million for expenses incurred, net of insurance recoveries received, related to the Chesapeake Incident during the nine months ended September 30, 2018 was offset by a gross margin decrease of $6.3 million due to an increase in depreciation and amortization expense and $4.3 million of costs in connection with a potential acquisition, discussed below under the heading “Adjusted gross margin per metric ton.”

Adjusted gross margin per metric ton

	Nine Months Ended September 30,
	2019	2018	Change
	(in thousands except per metric ton)
Reconciliation of gross margin to adjusted gross margin per metric ton:
Gross margin	$52,880	$44,912	$7,968
Loss on disposal of assets	562	900	(338)
Depreciation and amortization	35,112	28,800	6,312
Chesapeake Incident and Hurricane Events	125	8,999	(8,874)
Changes in unrealized derivative instruments	(1,352)	(750)	(602)
MSA Fee Waivers	5,000	—	5,000
Acquisition costs	4,302	—	4,302
Adjusted gross margin	$96,629	$82,861	$13,768
Metric tons sold	2,523	2,109	414
Adjusted gross margin per metric ton	$38.30	$39.29	$(0.99)
We earned adjusted gross margin of $96.6 million, or $38.30 per MT, for the nine months ended September 30, 2019. Adjusted gross margin was $82.9 million, or $39.29 per MT, for the nine months ended September 30, 2018. The factors impacting the change in adjusted gross margin include those described above under the heading “Gross margin,” an increase of $6.3 million related to depreciation and amortization expense, offset by a decrease of $8.9 million related to the Chesapeake Incident and Hurricane Events and a decrease of $0.6 million related to changes in unrealized derivative instruments. Additionally, adjusted gross margin increased during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 due to the waiver of $5.0 million of management services fees from our sponsor as consideration for an assignment of two shipping contracts to our sponsor to rebalance our and our sponsor’s respective shipping obligations under existing off-take contracts. In addition, the nine months ended September 30, 2019 includes $4.3 million of incremental costs, which are unrepresentative of our ongoing operations, in connection with our evaluation of a third-party wood pellet production plant we previously had considered, and were considering, purchasing (the “Potential Target”). When we commenced our review, the Potential Target had recently returned to operations following an extended shutdown during a bankruptcy proceeding with the intent of demonstrating favorable operations prior to proceeding to an auction sale process; however, the Potential Target had not yet established a logistics chain through a viable export terminal, given that the terminal through which the plant historically had exported was not operational at the time and was not reasonably certain to become operational in the future. Accordingly, as part of our diligence of the Potential Target, we developed an alternative logistics chain to bring the Potential Target’s wood pellets to market and began purchasing the production of the Potential Target for a trial period. The incremental costs associated with the establishment and evaluation of this new logistics chain primarily consist of barge, freight, trucking, storage and shiploading services. We have completed our evaluation of the alternative logistics chain and, therefore, do not expect to incur additional costs of this nature in the future.

General and administrative expenses
General and administrative expenses were $28.7 million for the nine months ended September 30, 2019 and $21.4 million for the nine months ended September 30, 2018. The $7.3 million increase in general and administrative expenses is primarily attributable to $7.0 million resulting from the consolidation of the First JV following the JV 1.0 Drop-Down on April 2, 2019, and $1.2 million of transaction expenses related to the JV 1.0 Drop-Down.
Interest expense
We incurred $28.7 million of interest expense during the nine months ended September 30, 2019 and $27.1 million of interest expense during the nine months ended September 30, 2018. The increase in interest expense was primarily attributable to an increase in borrowings under our senior secured revolving credit facility.
Adjusted net loss

	Nine Months Ended September 30,
	2019	2018	Change
	(in thousands)
Reconciliation of net loss to adjusted net income:
Net loss	$(3,872)	$(2,435)	$(1,437)
Chesapeake Incident and Hurricane Events	55	8,999	(8,944)
MSA Fee Waivers	18,749	—	18,749
Interest expense from incremental borrowings related to Chesapeake Incident and Hurricane Events	1,259	1,326	(67)
Adjusted net income	$16,191	$7,890	$8,301
We generated adjusted net income of $16.2 million for the nine months ended September 30, 2019 and $7.9 million for the nine months ended September 30, 2018. The $8.3 million increase in adjusted net income was attributable to an increase in MSA Fee Waivers of $18.7 million, partially offset by a $8.9 million decrease in adjustments related to the Chesapeake Incident and Hurricane Events,and a $1.4 million increase in net loss primarily attributable to the factors described above.
Adjusted EBITDA

	Nine Months Ended September 30,
	2019	2018	Change
	(in thousands)
Reconciliation of net loss to adjusted EBITDA:
Net loss	$(3,872)	$(2,435)	$(1,437)
Add:
Depreciation and amortization	35,747	29,240	6,507
Interest expense	28,701	27,137	1,564
Non-cash unit compensation expense	3,835	5,604	(1,769)
Asset impairments and disposals	562	900	(338)
Chesapeake Incident and Hurricane Events	55	8,999	(8,944)
Changes in the fair value of derivative instruments	(1,352)	(750)	(602)
MSA Fee Waivers	18,749	—	18,749
Acquisition costs	5,566	176	5,390
Adjusted EBITDA	$87,991	$68,871	$19,120
We generated adjusted EBITDA of $88.0 million for the nine months ended September 30, 2019 compared to adjusted EBITDA of $68.9 million for the nine months ended September 30, 2018. The $19.1 million increase was primarily attributable to the factors described above under the heading “Adjusted gross margin per metric ton,” as well as $13.7 million of MSA Fee Waivers for general and administrative expenses offset by $7.0 million resulting from the consolidation of the First JV following the JV 1.0 Drop-Down on April 2, 2019 and $1.2 million in costs, primarily in transaction expenses related to the JV 1.0 Drop-Down.

Distributable Cash Flow
The following is a reconciliation of adjusted EBITDA to distributable cash flow:

	Nine Months Ended September 30,
	2019	2018	Change
	(in thousands)
Adjusted EBITDA	$87,991	$68,871	$19,120
Less:
Interest expense, net of amortization of debt issuance costs, debt premium, original issue discount and impact from incremental borrowings related to Chesapeake Incident and Hurricane Events	26,542	24,984	1,558
Maintenance capital expenditures	2,343	3,252	(909)
Distributable cash flow attributable to Enviva Partners, LP	59,106	40,635	18,471
Less: Distributable cash flow attributable to incentive distribution rights	8,150	4,196	3,954
Distributable cash flow attributable to Enviva Partners, LP limited partners	$50,956	$36,439	$14,517
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
Cash Distributions
To the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, our minimum quarterly distribution is $0.4125 per common unit per quarter, which equates to approximately $13.8 million per quarter, or approximately $55.2 million per year, based on the number of common units outstanding as of September 30, 2019.
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
We expect to invest approximately $130.0 million in additional wood pellet production assets and emissions control equipment for the Mid-Atlantic Expansions. We expect to complete construction in the first half of 2020, subject to receiving the necessary permits, with startup shortly thereafter.

Cash Flows
The following table sets forth a summary of our net cash flows from operating, investing and financing activities for the nine months ended September 30, 2019 and 2018, respectively:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$43,479	$70,131
Net cash used in investing activities	(154,682)	(14,904)
Net cash provided by (used in) financing activities	111,100	(54,888)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(103)	$339
Cash Provided by Operating Activities
Net cash provided by operating activities was $43.5 million for the nine months ended September 30, 2019 compared to $70.1 million for the nine months ended September 30, 2018. The decrease of $26.7 million was largely due to changes in working capital, primarily attributable to the Chesapeake Incident during the nine months ended September 30, 2018.
Cash Used in Investing Activities
Net cash used in investing activities was $154.7 million for the nine months ended September 30, 2019 compared to $14.9 million for the nine months ended September 30, 2018. The $139.8 million increase is primarily due to the payment of $74.7 million in cash consideration for the JV 1.0 Drop-Down. The $81.5 million of cash used for property, plant and equipment during the nine months ended September 30, 2019 is primarily attributable to the completion of construction of the Hamlet plant and capital expenditures associated with the Mid-Atlantic Expansions.
Cash Used in Financing Activities
Net cash provided by financing activities was $111.1 million for the nine months ended September 30, 2019 compared to net cash used in financing activities of $54.9 million for the nine months ended September 30, 2018. The increase of $166.0 million is primarily attributable to an increase in proceeds from common unit issuances, net, of $96.6 million and an increase of $103.2 million in proceeds from debt issuance, net of principal payments on debt and finance lease obligations, partially offset by the $24.3 million Second Payment.
Off-Balance Sheet Arrangements
As of September 30, 2019, we did not have any off-balance sheet arrangements.
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

As of September 30, 2019, we had notional amounts of 38.1 million GBP and 7.3 million EUR under foreign currency forward contracts and 43.4 million GBP and 1.7 million EUR under foreign currency purchased options that expire between 2019 and 2023.
We do not utilize foreign exchange contracts for speculative or trading purposes. The counterparties to our foreign exchange contracts are major financial institutions.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)‑15(e) and 15(d)‑15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our General Partner. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2019.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
There have been no material changes with respect to the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 1A. Risk Factors
There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 5. Other Information
Revised Code of Business Conduct and Ethics
On October 30, 2019, in accordance with its annual review of existing charters and policies, the Board adopted a revised Code of Business Conduct and Ethics (“Revised Code”). In addition to certain non-substantive changes, the Revised Code includes the following changes:

•	the coverage of the Revised Code was expanded to include directors, officers and employees of entities other than Enviva Management Company, LLC that conduct business on behalf of the Partnership;

•
the provisions relating to compliance with anti-corruption laws and to questionable or improper payments and gifts were revised to conform the concepts with those contained in the Partnership Group’s (as defined in the Revised Code) existing Anti-Corruption Policy and

•
the provisions relating to work conduct, non-discrimination and anti-harassment policies were revised to further clarify the discriminatory conduct and harassment that is prohibited under the Revised Code and the confidential treatment of, and anti-retaliatory measures associated with, a complaint or investigation under the Revised Code.

The Revised Code is available on the “Investor Relations” page of the Partnership’s website at https://www.envivapartners.com/corporate-governance/documents.

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
Date: October 30, 2019

ENVIVA PARTNERS, LP

By:	Enviva Partners GP, LLC, its general partner

By:	/s/ SHAI EVEN
	Name:	Shai Even
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)