Form 10-K
period 2019-12-31
Enviva Partners, LP
filed 2020-02-27
CIK 1592057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

Commission file number 001-37363

Enviva Partners, LP
(Exact name of registrant as specified in its charter)

Delaware	46-4097730
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

7200 Wisconsin Ave, Suite 1000
Bethesda, MD	20814
(Address of principal executive offices)	(Zip code)
(301) 657-5560
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Units Representing Limited Partner Interests	EVA	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common units held by non-affiliates of the registrant as of June 30, 2019 was approximately $624.3 million, based upon a closing price of $31.42 per common unit as reported on the New York Stock Exchange on such date.
As of February 14, 2020, 33,605,138 common units were outstanding.

Documents Incorporated by Reference:
None

ENVIVA PARTNERS, LP
ANNUAL REPORT ON FORM 10‑K

CAUTIONARY STATEMENT REGARDING FORWARD‑LOOKING STATEMENTS
Certain statements and information in this Annual Report on Form 10‑K (this “Annual Report”) may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward‑looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. Although management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•
the volume and quality of products that we are able to produce or source and sell, which could be adversely affected by, among other things, operating or technical difficulties at our wood pellet production plants or deep-water marine terminals;

•	the prices at which we are able to sell our products;

•	our ability to successfully negotiate, complete and integrate drop-down or third-party acquisitions, including the associated contracts, or to realize the anticipated benefits of such acquisitions;

•	failure of our customers, vendors and shipping partners to pay or perform their contractual obligations to us;

•	our inability to successfully execute our project development and construction activities, including the expansion of our Northampton and Southampton plants, on time and within budget;

•	the creditworthiness of our contract counterparties;

•
the amount of low-cost wood fiber that we are able to procure and process, which could be adversely affected by, among other things, disruptions in supply or operating or financial difficulties suffered by our suppliers;

•	changes in the price and availability of natural gas, coal or other sources of energy;

•	changes in prevailing economic conditions;

•	unanticipated ground, grade or water conditions;

•	inclement or hazardous environmental conditions, including extreme precipitation, temperatures and flooding;

•	fires, explosions or other accidents;

•
changes in domestic and foreign laws and regulations (or the interpretation thereof) related to renewable or low-carbon energy, the forestry products industry, the international shipping industry or power, heat or combined heat and power generators;

•	changes in the regulatory treatment of biomass in core and emerging markets;

•	our inability to acquire or maintain necessary permits or rights for our production, transportation or terminaling operations;

•	changes in the price and availability of transportation;

•	changes in foreign currency exchange or interest rates, and the failure of our hedging arrangements to effectively reduce our exposure to the risks related thereto;

•	risks related to our indebtedness;

•	our failure to maintain effective quality control systems at our production plants and deep-water marine terminals, which could lead to the rejection of our products by our customers;

•	changes in the quality specifications for our products that are required by our customers;

•	labor disputes;

•	our inability to hire, train or retain qualified personnel to manage and operate our business and newly acquired assets;

•	the effects of the exit of the United Kingdom from the European Union on our and our customers’ businesses; and

•	our inability to borrow funds and access capital markets.
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
off-take contract: an agreement concerning the purchase and sale of a certain volume of future production of a given resource such as wood pellets.
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
wood pellets: energy-dense, low-moisture and uniformly sized units of wood fuel produced from processing various wood resources or byproducts.

PART I

ITEM 1.	BUSINESS
References in this Annual Report to “we,” “us,” “our,” the “Partnership”, or similar expressions refer to Enviva Partners, LP, including its subsidiaries. References to “our sponsor” refer to Enviva Holdings, LP, and, where applicable, its wholly owned subsidiaries Enviva MLP Holdco, LLC and Enviva Development Holdings, LLC. References to “our General Partner” refer to Enviva Partners GP, LLC, a wholly owned subsidiary of Enviva Holdings, LP. References to “Enviva Management” refer to Enviva Management Company, LLC, a wholly owned subsidiary of Enviva Holdings, LP, and references to “our employees” refer to the employees of Enviva Management and its affiliates who provide services to the Partnership. References to the “Sponsor JV” refer to Enviva JV Development Company, LLC, which is a joint venture between our sponsor and John Hancock Life Insurance Company (U.S.A.) and certain of its affiliates. Please read Cautionary Statement Regarding Forward-Looking Statements on page 1 and Item 1A. “Risk Factors” for information regarding certain risks inherent in our business.
Overview
We are a growth-oriented master limited partnership formed in 2013 that is focused on owning, operating and acquiring assets from our sponsor or third parties. We aggregate a natural resource, wood fiber, and process it into a transportable form, wood pellets. We sell a significant majority of our wood pellets through long-term, take-or-pay off-take contracts with creditworthy customers in the United Kingdom (the “U.K.”), Europe and increasingly in Japan. We own and operate seven plants (collectively, “our plants”) with a combined production capacity of approximately 3.5 million metric tons of wood pellets per year (“MTPY”) in Virginia, North Carolina, Mississippi, and Florida, the production of which is fully contracted through 2025. We export wood pellets through our wholly owned dry-bulk, deep-water marine terminal at the Port of Chesapeake, Virginia (the “Chesapeake terminal”) and terminal assets at the Port of Wilmington, North Carolina (the “Wilmington terminal”) and from third-party deep-water marine terminals in Mobile, Alabama (the “Mobile terminal”) and Panama City, Florida (the “Panama City terminal”). All of our facilities are located in geographic regions with low input costs and favorable transportation logistics. Owning these cost-advantaged assets, the output from which is fully contracted, in a rapidly expanding industry provides us with a platform to generate stable and growing cash flows. Our plants are sited in robust fiber baskets providing stable pricing for the low-grade fiber used to produce wood pellets. Our raw materials are byproducts of traditional timber harvesting, principally low-value wood materials, such as trees generally not suited for sawmilling or other manufactured forest products, and tree tops and limbs, understory, brush and slash that are generated in a harvest.
Our strategy is to fully contract the wood pellet production from our plants under long-term, take-or-pay off-take contracts with a diversified and creditworthy customer base. Our long-term off-take contracts typically provide for fixed-price deliveries that may include provisions that escalate the price over time and provide for other margin protection. During 2019, production capacity from our wood pellet production plants and wood pellets sourced from our affiliates and third parties were approximately equal to the contracted volumes under our existing long-term, take-or-pay off-take contracts. Our long-term, take-or-pay off-take contracts provide for a product sales backlog of $10.6 billion and have a total weighted-average remaining term of 11.4 years from February 1, 2020. Under our current product sales backlog, our plants are fully contracted through 2025. Assuming all volumes under the firm and contingent long-term off-take contracts held by our sponsor and the Sponsor JV were included with our product sales backlog for firm and contingent contracted product sales, our product sales backlog would increase to $19.6 billion and the total weighted-average remaining term from February 1, 2020 would increase to 13.8 years.
Our customers use our wood pellets as a substitute fuel for coal in dedicated biomass or co-fired coal power plants. Wood pellets serve as a suitable “drop-in” alternative to coal because of their comparable heat content, density and form. Due to the uninterruptible nature of our customers’ fuel consumption, our customers require a reliable supply of wood pellets that meet stringent product specifications. We have built our operations and assets to deliver and certify the highest levels of product quality and our proven track record of reliable deliveries enables us to charge premium prices for this certainty. In addition to our customers’ focus on the reliability of supply, they are concerned about the combustion efficiency of the wood pellets and their safe handling. Because combustion efficiency is a function of energy density, particle size distribution, ash/inert content and moisture, our customers require that we supply wood pellets meeting minimum criteria for a variety of specifications and, in some cases, provide incentives for exceeding our contract specifications.
Our Production Plants, Logistics and Storage Capabilities
We procure low-grade wood fiber and process it into utility-grade wood pellets and load the finished wood pellets into railcars, trucks and barges for transportation to deep-water marine terminals, where they are received, stored and ultimately loaded onto oceangoing vessels for delivery to our customers.
We own and operate seven industrial-scale wood pellet production plants strategically located in the Mid-Atlantic and Gulf Coast regions of the United States, geographic areas in which wood fiber resources are plentiful and readily available. Our plants are constructed according to a “build and copy” approach, which allows for operating efficiencies. Furthermore, our multi-plant profile and scale provide us with flexibility under our portfolio of off-take contracts that enhances the reliability of our deliveries and provides opportunities for optimization.
Our facilities are designed to operate 24 hours per day, 365 days per year, although we schedule up to 15 days of planned maintenance for our wood pellet production plants during each calendar year. There are no regularly required major turnarounds or overhauls.
Mid-Atlantic Region Plants
The following table describes our wood pellet production plants in the Mid-Atlantic region:

Plant Location	Operations Commenced	Production (MTPY)
Ahoskie, North Carolina	2011	415,000
Northampton, North Carolina (1)	2013	550,000
Southampton, Virginia (1)	2013	545,000
Sampson, North Carolina (2)	2016	555,000
Hamlet, North Carolina (3)	2019	500,000
Total		2,565,000

(1)
Production capacities for the Northampton and Southampton plants do not include increased production capacity pursuant to ongoing expansion projects. We expect to commence the production ramp for the Northampton and Southampton plant expansions in the second and third quarters of 2020, respectively.

(2)	We expect the Sampson plant to increase production capacity to 600,000 MTPY during 2020.

(3)
The Hamlet plant currently has a production capacity of approximately 500,000 MTPY. We expect the Hamlet plant to reach its nameplate production capacity of approximately 600,000 MTPY by the end of 2020.

Ahoskie
We acquired the site of our wood pellet production plant in Ahoskie, North Carolina (the “Ahoskie plant”) in December 2010 and constructed the Ahoskie plant there in less than one year, commencing operations in November 2011. Through an expansion completed in June 2012, we increased the plant’s production from 260,000 MTPY to 350,000 MTPY and have made further improvements to increase production to 415,000 MTPY of wood pellets.
Production from the Ahoskie plant is transported by truck to our Chesapeake terminal.
Hamlet
In April 2019, we acquired from our sponsor all of the Class B units of Enviva Wilmington Holdings, LLC (the “Hamlet JV,” and such acquisition, the “Hamlet Drop-Down”). The Hamlet JV owns a wood pellet production plant in Hamlet, North Carolina (the “Hamlet plant”). We are the managing member of the Hamlet JV, which is partially owned by John Hancock Life Insurance Company (U.S.A.) and certain of its affiliates (collectively, where applicable, “John Hancock”). We accounted for the Hamlet JV as a consolidated subsidiary, not as a joint venture, following the Hamlet Drop-Down. For more information regarding our rights and obligations with respect to the Hamlet JV, see Note 17, Partners’ Capital-Noncontrolling Interests—Hamlet JV.
The Hamlet plant currently has a production capacity of approximately 500,000 MTPY. We expect the Hamlet plant to reach its nameplate production capacity of approximately 600,000 MTPY by the end of 2020.
Production from the Hamlet plant is transported by rail to our Wilmington terminal.
Northampton
Our wood pellet production plant in Northampton, North Carolina (the “Northampton plant”) was constructed based on the Ahoskie plant design, utilizing the same major equipment suppliers. The Northampton plant currently produces 550,000 MTPY of wood pellets. We are currently engaged in an expansion project to increase the wood pellet production of the Northampton plant to 750,000 MTPY. We expect to commence the production ramp for the Northampton plant expansion in the second quarter of 2020.
Production from the Northampton plant is transported by truck to our Chesapeake terminal.

Sampson
Our wood pellet production plant in Sampson, North Carolina (the “Sampson plant”), which was built based on our templated design and which we acquired from our sponsor’s first development joint venture in December 2016, commenced operations during the fourth quarter of 2016 and currently produces 555,000 MTPY of wood pellets. We expect the production capacity of the Sampson plant to increase to 600,000 MTPY during 2020.
Production from the Sampson plant is transported by truck to our Wilmington terminal.
Southampton
We acquired a wood pellet production plant in Southampton County, Virginia (the “Southampton plant”) from our sponsor’s first development joint venture in December 2015. The Southampton plant is a build-and-copy replica of our Northampton plant and currently produces 545,000 MTPY of wood pellets. We are currently engaged in an expansion project to increase the production capacity of the Southampton plant to 745,000 MTPY of wood pellets. We expect to commence the production ramp for the Southampton plant expansion in the third quarter of 2020.
Production from the Southampton plant is transported by truck to our Chesapeake terminal.
Gulf Coast Region Plants
The following table describes our wood pellet production plants in the Gulf Coast region:

Plant Location	Acquisition Year	Production (MTPY)
Cottondale, Florida	2015	760,000
Amory, Mississippi	2010	120,000
Total		880,000
Cottondale
Our sponsor acquired a wood pellet production plant in Cottondale, Florida (the “Cottondale plant”) in January 2015 and contributed it to us in April 2015. Following the acquisition of the Cottondale plant from our sponsor, the Cottondale plant has undergone several expansions and process improvements. Expansion projects since 2016 increased its production capacity from 720,000 MTPY to 760,000 MTPY of wood pellets.
Wood pellets produced by the Cottondale plant are transported approximately 50 miles by short-line rail to a warehouse that currently can store up to 32,000 metric tons (“MT”) of wood pellet inventory at the Panama City terminal.
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
Wood Fiber Procurement and Sustainability
Our fleet of production plants is sited in robust fiber baskets in the Southeast United States that sustainably support our growth operations with low-grade fiber. Our sites minimize wood fiber procurement and logistics costs, which provides a structural cost of goods advantage over many other fiber baskets around the world. Although “stumpage,” the industry term for the amount of consideration paid for fiber, constitutes a small portion of our total cost of delivered products, wood fiber procurement is a vital function of our business and cost-effective access to wood fiber is an important factor in our pricing stability.
Wood fiber is a unique energy commodity in that, in resource basins like the Southern United States where we operate, more wood fiber grows each year than is harvested, meaning that the commodity is a negative depletion resource. Over the period from 1953 to 2015, the amount of timberland acreage in the U.S. South remained stable; however, during this same period wood fiber inventory stored in Southern forests increased by 108%. From 2000 to 2016, total wood fiber volume grew by approximately 39.1 billion cubic feet and total wood fiber drain was approximately 29.2 billion cubic feet in the four primary areas from which we source our wood fiber. As a result, net fiber volume grew by approximately 9.9 billion cubic feet, an increase of 24%. Between 2011, the year in which we opened our first wood pellet production plant, and 2018, forest inventory in our overall supply base increased by more than 270 million metric tons, or 14%.
Because wood fiber is approximately 50% water at the time of harvest, it has a limited economically efficient distribution radius of roughly 75 miles. The combination of consistent excess supply over demand for a commodity that is not cost-effective to transport to new demand regions means that this stranded natural resource experiences structurally stable long-term pricing: during the period from 2000 to 2018, the delivered cost of fiber in North Carolina, one of our primary sourcing areas, increased at a modest 1.6% compound annual growth rate with limited annual volatility.
We and our customers are subject to stringent requirements regarding the sustainability of the fuels they procure. In addition to our internal sustainability policies and initiatives like our Responsible Sourcing Policy, our wood fiber procurement is conducted in accordance with leading forest certification standards. Our fiber supply chains are routinely audited by independent third parties. We maintain multiple forest certifications including: Forest Stewardship Council (FSC®) Chain of Custody, FSC® Controlled Wood, Programme for the Endorsement of Forest Certification (PEFC™) Chain of Custody, Sustainable Forestry Initiative (SFI®) Fiber Sourcing and SFI® Chain of Custody. We have obtained independent third-party certification for all of our plants to the applicable Sustainable Biomass Program (SBP) Standards.
Our wood fiber demand is complementary to, rather than in competition with, demand for high-grade wood for use by most other forest-related industries, such as lumber and furniture making. For example, improvements in the U.S. housing construction industry typically increase the demand for construction-quality lumber, which in turn increases the available supply of the low-cost pulpwood and mill residues that we use in wood pellet production. By using commercial thinnings and byproducts as raw materials, wood pellet production also indirectly supports other forest-related industries as well as the sustainable management of commercial forests.
We make wood pellets only with low-grade or leftover wood. On average, we receive approximately 31% of the volume of wood from an individual harvest and we estimate that we contribute approximately 10-15% of the economic value of an individual harvest. Our sponsor has created a first-of-its kind, proprietary Track and Trace® program to track the origin and characteristics of fiber that we use, and we publish this information, providing unprecedented transparency into our fiber sourcing activities.
The wood fiber used for wood pellet production predominantly is comprised of:

•	low-grade wood fiber: trees or wood that are unsuitable for or rejected by the sawmilling and lumber industries because of small size, defects (e.g. crooked or knotty), disease, or pest infestation;

•	tops and limbs: the parts of trees that cannot be processed into lumber;

•	commercial thinnings: harvests that promote the growth of higher value timber by removing weaker or deformed trees to reduce competition for water, nutrients, and sunlight; and

•	mill residues: chips, sawdust and other wood industry byproducts.
Demand for the non-merchantable fiber, waste products or byproducts that we use is generally low because they have few competing uses, in part because they cannot be transported cost-effectively. The tops, limbs and other low-grade wood fiber we purchase would otherwise generally be left on the forest floor, impeding reforestation, or burned. Wood pellet production provides a profitable use for the residues from sawmill and furniture industries and also for the trees that are thinned to support the growth of higher-value lumber-grade trees. U.S. demand for such low-grade wood fiber historically emerged from the pulp and paper industry. However, due to the decline in demand from paper and pulp, many landowners lack commercial markets for this wood fiber. Wood pellet producers help fill the gap.
As a result of the fragmented nature of tract ownership, we procure raw materials from hundreds of landowners, loggers, and timber industry participants, with no individual landowner representing a material fraction of any of our plants’ needs. Our wood fiber is procured under a variety of arrangements, including (1) logging contracts for the thinnings, pulpwood and other unmerchandised low-grade fiber, (2) in-woods chipping contracts where we may also provide the harvesting equipment and (3) contracts with timber dealers. Via our sponsor’s proprietary Track & Trace® system, we maintain traceability of the primary wood that is delivered to us directly from forests. Any supplier delivering wood to one of our plants must first share the details about the forest characteristics of the tract from which the wood is sourced with our forestry staff so we can verify that it meets our strict sustainability criteria. Our supplier contracts require a certification that the relevant tract information has been entered into our database before wood may be delivered directly from a particular tract. We summarize all such tract information periodically and publish tract-level details on our website. During 2019, we sourced wood fiber from approximately 310 suppliers, including brokers who source from landowners growing both hardwoods and softwoods and other suppliers. The diversity of our supply base and our facilities’ advantaged siting enables us to benefit from more reliable deliveries, at a lower cost, than others in our region or industry.

Plant Operations
Our plants receive wood fiber in both stem-length and chip form. When this raw material is delivered by truck from our suppliers, it is scaled for weight, checked for quality, and recorded consistent with our Track & Trace® system and Responsible Sourcing Policy requirements at the scale house at each of our plants. Each truck is then unloaded in a particular location in each respective plant’s woodyard based on the form and species (generally hardwood or softwood) of the raw material. Stem-length wood is stacked by radial or portal cranes and chips are piled, typically through automated conveyors to be reclaimed later for use. Stem-length wood is debarked prior to processing, providing fuel for each plant’s drying systems.
Following debarking, stem-length wood is size-reduced through a disc chipper, the chip product from which is co-mingled with delivered chips. The production process begins by mixing a specific formula of species and form factors of chips and metering them into a set of green hammer mills, which perform primary sizing. At this point, most of the wood fiber is between 45% and 55% moisture. The now-smaller chips are fed into a green chip bin and metered into a rotary kiln drier, where drying heat is provided by a biomass and bark-fueled furnace. The drying operation reduces moisture content to between 15% and 20%. Dried chips are fed from the drier to the secondary sizing process island, which comprises a combination of screening and dry-hammermilling to further size reduce the chips. The secondary sizing operation further reduces wood fiber moisture content to between 6% and 13%. This dry, further size-reduced flour or meal is stored in a dry storage silo and conveyed to ripening bins which further homogenize moisture prior to pelletizing. To the extent sawdust or other residuals are available, it is also size-reduced and combined with the processed wood fiber at this point in the process. The meal is metered into a series of pellet mills where hydraulic pressure extrudes the fiber into wood pellets. The pressure and temperature of the pelleting process activate natural lignin present in the wood which acts as a natural binder and finishes the pellet with a shiny exterior. The pellets are gravity fed into large coolers which utilize counter-current air flow to reduce pellet temperature and moisture. Once cool, the pellets, now approximately 5-7% moisture, are screened to reduce entrained dust and then conveyed to finished goods silos prior to being loaded onto trucks, railcars or barges depending upon the facility.
Our larger plants are staffed by approximately 85-90 employees including operators, maintenance technicians, quality leads and area, shift and operations supervisors. Plants operate two shifts per day, and the employees are spread across four teams alternating three days on, two days off, two days on and three days off with a rotation between day shift and night shift periodically. Plant management consists of a plant manager, operations manager, maintenance manager, quality manager, human capital manager and a safety manager, complemented by wood procurement, sustainability, accounting and engineering personnel.
Maintenance activities at the plant include planned and preventive maintenance as well as refurbishment of tools, dies, screens and hammers for key process equipment. The plants receive power from local utilities, have minimal process water requirements and limited exposure to fossil fuel volatility. The furnace burns wood in the form of bark and fuel chips as the source of heat for the dryer to evaporate moisture. Natural gas or propane is used as the energy source for emissions control equipment onsite like regenerative thermal oxidizers and a small amount of diesel is used in mobile equipment on each site. Very little waste besides office refuse leaves the plant as the by-product ash from the furnace operations is usually desirable as a fertilizer and is land-applied by local farmers.
To-Port Logistics and Port Infrastructure
Each of our plants is located near multiple truck, rail, river and ocean transportation access points. We also have inland waterway access and rail access at the Chesapeake, Wilmington and Panama City terminals. Our multi-year fixed-cost contracts with third-party logistics providers allow for long-term visibility into our to-port logistics cost structure.
The wood pellets produced at our plants are stored, terminaled, and shipped to our customers, principally in the U.K., Europe and increasingly in Japan. Limited deep-water, dry-bulk terminaling assets exist in the Southeastern United States, and very few of them have the appropriate handling and storage infrastructure necessary for receiving, storing and loading wood pellets. In response to such scarcity, we have vertically integrated our Mid-Atlantic operations downstream to encompass finished product logistics and storage. As a largely fixed cost and capital intensive piece of the value chain, we believe our port infrastructure allows us to ship incremental product from our regional plants at a fraction of the cost of our competitors. Management of port terminal infrastructure is also a key element in reducing distribution-related costs as it allows us to manage the arrival and loading of vessels. Additionally, we are able to improve our cost position by maintaining a dedicated berth where pellets from our Mid-Atlantic region plants have priority and equipment with sufficient load-rate capabilities to turn around vessels within the allotted time windows.
In addition to terminaling wood pellets from our production plants, we will, on occasion, provide terminaling services for third- and related-party wood pellet producers as well as for owners of other dry-bulk commodities.

Port Operation in the Mid-Atlantic Region
We acquired the Chesapeake terminal in January 2011 and converted it into a dry-bulk terminal. The Chesapeake terminal receives, stores and loads wood pellets for export and serves as the shipment point for products produced at our Ahoskie, Northampton and Southampton plants. The Chesapeake terminal accommodates Handysize, Supramax and Panamax-sized vessels, and has a 200-car rail yard adjacent to a Norfolk Southern track, a loading/unloading system that accommodates deliveries by truck, rail and barge and a highly automated conveying system. In May 2011, we erected a 157-foot tall, 175-foot wide storage dome that receives, stores and loads up to 45,000 MT of wood pellets. In April 2013, we placed into operation a second storage dome at the site to add an additional 45,000 MT of storage.
The Chesapeake terminal’s storage and loading capacity is more than adequate to store and facilitate the loading of the wood pellets produced at our Ahoskie, Northampton and Southampton plants, and its location decreases our customers’ transportation time and costs. Efficiently positioned near our Ahoskie, Northampton and Southampton plants, the Chesapeake terminal delivers up to a three- to four-day European shipping advantage compared to other Southern or Gulf Coast ports. In addition, because we own the Chesapeake terminal, we enjoy preferential berth access and loading, which minimizes costs of shipping and logistics without the need for excess storage. Our ownership and operation of this terminal enable us to control shipment of the production of our Mid-Atlantic region plants that it serves.
Wood pellets produced at our Sampson and Hamlet plants, and the Greenwood plant, are terminaled at our Wilmington terminal. The Wilmington terminal accommodates Handysize, Supramax and Panamax-sized vessels, and has a receiving system that accommodates deliveries by truck and rail, a highly automated conveying system and two wood pellet storage domes with capacities of 45,000 MT each. The Wilmington terminal’s storage and loading capacity is more than adequate to store and facilitate the loading of wood pellets produced at our Sampson and Hamlet plants and the Greenwood plant and its location decreases transportation time and costs through the entire supply chain. We benefit from preferential berth access and loading at our Wilmington terminal, which minimizes costs of shipping and logistics without need for excess storage.
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
Please read Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” for more information regarding our plants, terminals and other long‑lived assets.
Our Contracts
We refer to the structure of our long-term sales contracts as “take-or-pay” because they include a firm obligation of the customer to take a fixed quantity of product at a stated price and provisions for us to be compensated in the event of a customer’s failure to accept all or a part of the contracted volumes or for termination of a contract by a customer. Our long-term sales contracts typically provide for annual inflation-based adjustments or price escalators. Certain of our long-term sales contracts also contain provisions that allow us to increase or decrease the volume of product that we deliver by a percentage of the base annual volume, as well as cost pass-through mechanisms related to stumpage, fuel, or transportation costs (including pricing fluctuations in bunker fuel) and price adjustments based on actual product specifications. In addition, many of our long-term sales contracts provide for cost recovery and sharing arrangements in connection with certain changes in law or sustainability requirements as well as payments to us in the case of their termination as a result of such changes. In order to mitigate volatility in our shipping costs, we have entered into fixed-price shipping contracts with reputable shippers to form a shipping portfolio matching the terms and volumes of our sales contracts for which we are responsible for arranging shipping.
We also have entered into several other contracts that have smaller off-take quantities than the contracts described above. We diversified our customer base during 2019; however, our four largest customers accounted for 94% of our product sales in 2019.

In some cases, we may purchase shipments of product from third-party suppliers and resell them in back-to-back transactions. We determined that we are the principal in such transactions because we control the pellets prior to transferring them to the customer and therefore we recognize the related revenue on a gross basis in product sales.
In some instances, a customer may request to cancel, defer or accelerate a shipment, in which case we seek to optimize our position by selling or purchasing the subject shipment to or from another party, including in some cases a related party, either within our contracted off‑take portfolio or as an independent transaction on the spot market. In most instances, the original customer pays us a fee, including reimbursement of any incremental costs, which is included in other revenue. Other revenue also includes certain sales and marketing, scheduling, sustainability, consultation, shipping and risk management services (collectively, the “Commercial Services”) that are outside of the scope of an existing take-or-pay off-take contract.
We also provide terminaling services for third- and related-party wood pellet producers as well as for owners of other dry-bulk commodities.
The following chart presents information relating to our, our sponsor’s and the Sponsor JV’s long-term, take-or-pay off-take contracts:
____________________________________________

(1)
Includes base annual delivery quantity and excludes the impact of the Partnership, our sponsor and the Sponsor JV’s option to increase or decrease the annual delivery quantity under the associated off-take contracts.

(2)
As of February 1, 2020, includes all volumes under the firm and contingent off-take contracts held by the Partnership, our sponsor and the Sponsor JV. Although we expect to have the opportunity to acquire these contracts from our sponsor and the Sponsor JV, there can be no guarantee that we will acquire these, or any, contracts from our sponsor or the Sponsor JV.

With our existing long-term, take-or-pay off-take contracts, all of the current production capacity of our production plants is fully contracted. As our current off-take contracts expire, we will seek to re-contract our capacity with a combination of renewals with existing customers, the assumption of additional contracts from our sponsor and the entry into contracts with new customers.
Contracted backlog
As of February 1, 2020, we had approximately $10.6 billion of product sales backlog for firm and contingent contracted product sales to our long-term off-take customers with a total weighted-average remaining term of 11.4 years. Contracted backlog represents the revenue to be recognized under existing contracts assuming deliveries occur as specified in the contracts. Contracted future product sales denominated in foreign currencies, excluding revenue hedged with foreign currency forward contracts, are included in

U.S. Dollars at February 1, 2020 forward rates. The contracted backlog includes forward prices including inflation, foreign currency and commodity prices. The amount also includes the effects of related foreign currency derivative contracts.
Our expected future product sales revenue under our contracted backlog as of February 1, 2020 is as follows (in millions):

Period from February 1, 2020 to December 31, 2020	$782
Year ending December 31, 2021	1,043
Year ending December 31, 2022 and thereafter	8,751
Total product sales contracted backlog	$10,576
Assuming all volumes under the firm and contingent off-take contracts held by our sponsor and its joint ventures were included with our product sales backlog for firm and contingent contracted product sales, the total weighted-average remaining term as of February 1, 2020 would increase to 13.8 years and product sales contracted backlog would increase to $19.6 billion as follows (in millions):

Period from February 1, 2020 to December 31, 2020	$782
Year ending December 31, 2021	1,086
Year ending December 31, 2022 and thereafter	17,699
Total product sales contracted backlog	$19,567
Included in the product sales contracted backlog above are $1.3 billion and $3.9 billion of contingent contracts held by the Partnership, our sponsor and the Sponsor JV, respectively.
Industry Overview
Our product, utility-grade wood pellets, is used as a substitute for coal in both dedicated and co-fired power generation and combined heat and power plants. It enables major power, heat or combined heat and power generators (“generators”) to profitably generate electricity and heat in a manner that reduces the overall cost of compliance with certain mandatory greenhouse gas (“GHG”) emissions limits and renewable energy targets while also allowing countries to diversify their sources of electricity supply.
Unlike intermittent sources of renewable generation like wind and solar power, wood pellet-fired plants are capable of meeting baseload electricity demand and are dispatchable (that is, power output can be switched on or off or adjusted based on demand). As a result, utilities and major generators in Europe, Asia and other areas have made and continue to make long-term, profitable investments in power plant conversions and new builds of generating assets that either co-fire wood pellets with coal or are fully dedicated wood pellet-fired plants. Such developments help generators maintain and increase baseload generating capacity and comply with binding climate change regulations and other emissions reduction targets.
The capital costs required to convert a coal plant to co-fire biomass, or to burn biomass exclusively, are a fraction of the capital costs associated with implementing offshore wind and most other renewable technologies. Furthermore, the relatively quick process of converting coal-fired plants to biomass-fired generation can be an attractive benefit for generators whose generation assets are no longer viable as coal plants due to the expiration of operating permits, regulatory phase-out of coal-fired power generation, the introduction of taxes or other restrictions on fossil fuel usage or emissions of GHGs and other pollutants.
There also continues to be significant growth in the European and Asian demand for wood pellets as a preferred fuel source and renewable alternative to fossil fuels for district heating loops, for heating homes and commercial buildings and for the production of process heat for industrial sites. Increasingly, wood pellets are also being sought as a raw material input for bio-based substitutes for traditional fossil fuel-based fuels and chemicals. As these markets further develop, we believe we will continue to have opportunities to serve this growing material demand beyond our current product sales backlog.
Competition
We compete with other utility-grade wood pellet producers for long-term, take-or-pay off-take contracts with major power generation customers and trading houses. Competition in our industry is based on the price, quality and consistency of the wood pellets produced, the reliability of wood pellet deliveries and the producer’s ability to verify and document, through customer and third-party audits, that its wood pellets meet the regulatory sustainability obligations of a particular customer.

Most of the world’s current wood pellet production plants are owned by small, private companies, with few companies owning or operating multiple plants. Few companies have the scale, technical expertise or commercial infrastructure necessary to supply utility-grade wood pellets under large, long-term off-take contracts with generators.
We are the largest producer by production capacity, and consider other companies with comparable scale, technical expertise or commercial infrastructure to be our competitors, including AS Graanul Invest, Pinnacle Renewable Energy Inc., Drax Biomass Inc., Georgia Biomass, LLC, Fram Renewable Fuels, LLC, Highland Pellets LLC and Pacific BioEnergy Corporation.
Our Relationship with Our Sponsor
The Riverstone Funds became the majority owners of our sponsor in March 2010.
We entered into a purchase rights agreement with our sponsor pursuant to which our sponsor agreed to provide us with a right of first offer to purchase any wood pellet production plant or deep‑water marine terminal that it, its subsidiaries or any other entity that it controls (including its joint venture with John Hancock (the “Sponsor JV”)) owns and proposes to sell (each, a “ROFO Asset”) for a five-year period. Pursuant to an amendment, the term of the purchase rights agreement was extended to May 2021 and will automatically renew on an annual basis unless either party provides notice of termination within 60 days prior to the end of the then-current term.
We will have 30 days following receipt of notice of our sponsor entity’s intention to sell a ROFO Asset to propose an offer for the ROFO Asset. If we submit an offer, our sponsor will negotiate with us exclusively and in good faith to enter into a letter of intent or definitive documentation for the purchase of the ROFO Asset on mutually acceptable terms. If we are unable to agree to terms within 45 days, our sponsor entity will have 150 days to enter into definitive documentation with a third party purchaser on terms that are, in the good faith judgment of our sponsor entity selling such ROFO Assets, superior to the most recent offer proposed by us.
We expect to continue to pursue the acquisition of such assets from our sponsor and the Sponsor JV to the extent they are supported by long-term off-take contracts with creditworthy counterparties and have long useful lives, stable cost positions and advantaged locations.
Our sponsor owns approximately 40% of our common units and 100% of our General Partner. Our General Partner owns all of our incentive distribution rights, which entitle our General Partner to increasing percentages of our cash distributions above certain targets. As a result, our sponsor is incentivized to facilitate our access to accretive acquisition and organic growth opportunities, including those pursuant to the purchase rights agreement.
The Sponsor JV is developing and constructing certain wood pellet production and terminaling assets in the Southeastern United States. Our sponsor is the managing member of the Sponsor JV and Enviva Management is the operator of the Sponsor JV and is responsible for managing its activities, including the development and construction of its development projects.
Although we expect to continue to have the opportunity to acquire assets, including from our sponsor and the Sponsor JV, our sponsor and the Sponsor JV may not complete their development projects, and our sponsor may not decide to sell, or compel the Sponsor JV to sell, assets or completed development projects to us.
Our Sponsor’s Assets and Development Projects
Greenwood Plant
The Sponsor JV acquired the wood pellet production plant located in Greenwood, South Carolina (the “Greenwood plant”) as its first investment. Our sponsor intends to invest incremental capital in the Greenwood plant to significantly expand production capacity to 600,000 MTPY of wood pellets, subject to receiving the necessary permits.
In February 2018, we entered into a contract with Enviva Pellets Greenwood, LLC (“Greenwood”) to purchase wood pellets produced by the Greenwood plant through March 2022 and have a take-or-pay obligation beginning in 2021 with respect to 550,000 MTPY of wood pellets (prorated for partial contract years), subject to Greenwood’s option to increase or decrease the volume by 10% each contract year. Wood pellets produced at the Greenwood plant are exported from our Wilmington terminal.
Other Sponsor Development Projects
The Sponsor JV is also constructing a wood pellet production plant in Lucedale, Mississippi (the “Lucedale plant”) as well as a deep-water marine terminal in Pascagoula, Mississippi (the “Pascagoula terminal”). In addition, our sponsor is developing a wood pellet production plant in Epes, Alabama (the “Epes plant”) along with other sites in Mississippi and Alabama. Our sponsor employs a “build and copy” approach to constructing production plants and terminals, allowing synergies of common processes and operational knowledge. We expect to have the opportunity to acquire assets and off-take contracts from our sponsor and the Sponsor JV.
Environmental Matters
Our operations are subject to stringent and comprehensive federal, state and local laws and regulations governing matters including protection of the environment and natural resources, occupational health and safety and the release or discharge of materials into the environment, including air emissions and wastewater discharges. These laws and regulations may (1) require acquisition, compliance with and maintenance of certain permits or other approvals to conduct regulated activities, (2) impose technology requirements or standards on our operations, (3) restrict the amounts and types of substances that may be discharged or emitted into the environment, (4) limit or prohibit construction or timbering activities in sensitive areas such as wetlands or areas inhabited by endangered or threatened species, (5) govern worker health and safety aspects of operations, (6) require measures to investigate, mitigate or remediate releases of hazardous or other substances from our operations and (7) impose substantial liabilities, including possible fines and penalties, for unpermitted emissions or discharges from our operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of investigatory and remedial obligations and the issuance of orders enjoining some or all of our operations in affected areas.
Moreover, the global trend in environmental regulation is towards increasingly broad and stringent requirements for activities that may affect the environment. Any changes in environmental laws and regulations or re‑interpretation of enforcement policies that result in more stringent and costly requirements could have a material adverse effect on our operations and financial position. Although we monitor environmental requirements closely and budget for the expected costs, actual future expenditures may be different from the amounts we currently anticipate spending. Moreover, certain environmental laws impose strict joint and several liability for costs to clean up and restore sites where pollutants have been disposed or otherwise spilled or released. We cannot assure that we will not incur significant costs and liabilities for remediation or damage to property, natural resources or persons as a result of spills or releases from our operations or those of a third party. Although we believe that our competitors face similar environmental requirements, market factors may prevent us from passing on any increased costs to our customers. Additionally, although we believe that continued compliance with existing requirements will not materially adversely affect us, there is no assurance that the current levels of regulation will continue in the future.
The following summarizes some of the more significant existing environmental, health and safety laws and regulations applicable to our operations, the failure to comply with which could have a material adverse impact on our capital expenditures, results of operations and financial position.
Air Emissions
The federal Clean Air Act, as amended (the “CAA”), and state and local laws and regulations that implement and add to CAA requirements, regulate the emission of air pollutants from our facilities. The CAA and state and local laws and regulations impose significant monitoring, testing, recordkeeping and reporting requirements for these emissions. These laws and regulations require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit emission limits, and in certain cases utilize specific equipment or technologies to control and measure emissions. Obtaining these permits can be both costly and time intensive and has potential to delay opening of new plants or significant expansion of existing plants; moreover, complying with these permits, including satisfying testing requirements, can also be costly and time-intensive. Failure to comply with these laws, regulations and permit requirements may cause us to face fines, penalties or injunctive orders in connection with air pollutant emissions from our operations.
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
Climate Change and Greenhouse Gases
Our operations are subject to limited direct regulation with respect to emissions of GHGs. For example, at this time, the U.S. Environmental Protection Agency (the “EPA”) requires certain large facilities to undergo CAA pre-construction review and obtain operating permits for their GHG emissions. Our operations are also indirectly affected by regulations regarding the carbon treatment of biomass. While several jurisdictions to which we ship our products treat biomass as a carbon-neutral fuel, certain environmental groups have criticized this determination and are attempting to have it changed. For example, lawsuits have been filed in the European Union (the “EU”) challenging the sufficiency of the Renewable Energy Directive II (“RED II”) in addressing climate concerns, including challenging the treatment of biomass. Similar lawsuits have been brought against the European Investment Bank (the “EIB”) for financing the construction of biomass-fired power plants. A change in the characterization of biomass could negatively impact demand for our products. Finally, scientists have concluded that increasing concentrations of GHGs in the earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events, including forest fires. If any such effects were to occur, they could have an adverse effect on our operations.
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
Safety and Maintenance
We are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act, as amended (“OSHA”), and comparable state statutes, whose purpose is to protect the health and safety of workers. We have a corporate health and safety program that governs the way we conduct our operations at our facilities. Our employees receive OSHA training that is appropriate and tailored to the tasks performed at our facilities and general training on our health and safety plans. Compliance with OSHA and general training is mandatory. We perform preventive and routine maintenance on all of our manufacturing and deep-water marine terminaling systems and make repairs and replacements when necessary or appropriate. We also conduct routine and required inspections of those assets in accordance with applicable regulations. In addition, the OSHA hazard communication standards in the Emergency Planning and Community Right-to-Know Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that this information be provided to employees, state and local governmental authorities and citizens. Our facilities adhere to National Fire Protection Association (NFPA) standards for combustible dust and incorporate pollution control equipment such as cyclones, baghouses and electrostatic precipitators to minimize regulated emissions. Our deep-water marine terminals adhere to Homeland Security/U.S. Coast Guard regulations regarding physical security and emergency response plans. We continually strive to maintain compliance with applicable air, solid waste and wastewater regulations; nevertheless, we cannot guarantee that serious accidents will not occur in the future.
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
Employees
We are party to management services agreements (the “MSAs”) with Enviva Management, pursuant to which Enviva Management provides us with the employees, management and services necessary for the operation of our business. As of December 31, 2019, Enviva Management had 1,039 employees. Please read Part II, Item 13. “Certain Relationships and Related Transactions, and Director Independence—Other Transactions with Related Persons--Management Services Agreement” for more information regarding our MSA with Enviva Management.
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
We also make available free of charge our Annual Reports on Form 10‑K, Quarterly Reports on Form 10-Q, Current Reports on Form 8‑K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, simultaneously with or as soon as reasonably practicable after filing such materials with, or furnishing such materials to, the SEC and on or through our website, www.envivabiomass.com. The information on our website, or information about us on any other website, is not incorporated by reference into this Annual Report.

ITEM 1A.	RISK FACTORS
There are many factors that could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution. New risks may emerge at any time and we cannot predict those risks or estimate the extent to which they may affect financial performance. Each of the risks described below could adversely impact the value of our common units.
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
We may not have sufficient cash each quarter to enable us to pay quarterly distributions at our current distribution rate. The amount of cash we can distribute on our common units principally depends upon the amount of cash we generate from our operations, which fluctuates from quarter to quarter based on the following factors, some of which are beyond our control:

•
the volume and quality of products that we are able to produce or source and sell, which could be adversely affected by, among other things, operating or technical difficulties at our wood pellet production plants or deep-water marine terminals;

•	the prices at which we are able to sell our products;

•	our ability to successfully negotiate, complete and integrate drop-down or third-party acquisitions, including the associated contracts, or to realize the anticipated benefits of such acquisitions;

•	failure of our customers, vendors and shipping partners to pay or perform their contractual obligations to us;

•	our inability to successfully execute our project development and construction activities, including the expansion of our Northampton and Southampton plants, on time and within budget;

•	the creditworthiness of our contract counterparties;

•
the amount of low‑cost wood fiber that we are able to procure and process, which could be adversely affected by, among other things, disruptions in supply or operating or financial difficulties suffered by our suppliers;

•	changes in the price and availability of natural gas, coal or other sources of energy;

•	changes in prevailing economic conditions;

•	unanticipated ground, grade or water conditions;

•	inclement or hazardous environmental conditions, including extreme precipitation, temperatures and flooding;

•	fires, explosions or other accidents;

•
changes in domestic and foreign laws and regulations (or the interpretation thereof) related to renewable or low‑carbon energy, the forestry products industry, the international shipping industry or power, heat or combined heat and power generators;

•	changes in the regulatory treatment of biomass in core and emerging markets;

•	our inability to acquire or maintain necessary permits or rights for our production, transportation or terminaling operations;

•	changes in the price and availability of transportation;

•	changes in foreign currency exchange or interest rates, and the failure of our hedging arrangements to effectively reduce our exposure to the risks related thereto;

•	risks related to our indebtedness;

•	our failure to maintain effective quality control systems at our production plants and deep‑water marine terminals, which could lead to the rejection of our products by our customers;

•	changes in the quality specifications for our products that are required by our customers;

•	labor disputes;

•	our inability to hire, train or retain qualified personnel to manage and operate our business and newly acquired assets;

•	the effects of the exit of the U.K. from the European Union on our and our customers’ businesses; and

•	our inability to borrow funds and access capital markets.
In addition, the actual amount of cash we have available for distribution depends on other factors, some of which are beyond our control, including:

•	the level of capital expenditures we make;

•	fluctuations in our working capital needs;

•	our treatment as a pass‑through entity for U.S. federal income tax purposes;

•	our debt service requirements and other liabilities;

•	restrictions contained in our existing or future debt agreements; and

•	the amount of cash reserves established by our General Partner.
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
Substantially all of our revenues currently are generated under contracts with five customers, and the loss of any of them could adversely affect our business, financial condition, results of operations, cash flows and ability to pay distributions to our unitholders. We may not be able to renew or obtain new and favorable contracts with these customers when our existing contracts expire, and we may not be able to obtain contracts with new customers, which could adversely affect our revenues and profitability.
Our contracts with Drax, Lynemouth Power, ENGIE, MGT and Ørsted will represent substantially all of our product sales volumes in 2020; as a result, we face counterparty concentration risk. The ability of each of our customers to perform its obligations under a contract with us will depend on a number of factors that are beyond our control and may include the overall financial condition of the counterparty, the counterparty’s access to capital, the condition of the regional and global power, heat and combined heat and power generation industry, continuing regulatory and economic support for wood pellets as a fuel source, spot market pricing trends and general economic conditions. In addition, in depressed market conditions, our customers may no longer need the amount of our products they have contracted for or may be able to obtain comparable products at a lower price. If our customers experience a significant downturn in their business or financial condition, they may attempt to renegotiate, reject or declare force majeure under our contracts. Should any counterparty fail to honor its obligations under a contract with us, we could sustain losses, which could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution. We may also decide to renegotiate our existing contracts on less favorable terms and/or at reduced volumes in order to preserve our relationships with our customers.
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
Any reduction in the amount of wood pellets purchased by our customers, renegotiation of our contracts on less favorable terms or our inability to enter into new contracts on economically acceptable terms upon the expiration of our current contracts could have a material adverse effect on our results of operations, business and financial position, as well as our ability to pay distributions to our unitholders.
Termination penalties within our off-take contracts may not fully compensate us for our total economic losses.
Certain of our off-take contracts provide the customer with a right of termination for various events of convenience or changes in law or policy. Although some of these contracts are subject to certain protective termination payments, the termination payments made by our customers may not fully compensate us for losses. We may be unable to re-contract our production at favorable prices or at all, and our results of operations, business and financial position, and our ability to pay distributions to our unitholders, may be materially adversely affected as a result.
Currently, we derive substantially all of our revenues from customers in Europe. If we fail to continue to diversify our customer base geographically within and outside of Europe in the future, our results of operations, business and financial position and ability to pay distributions to our unitholders could be materially adversely affected.
Substantially all of our revenues currently are derived from customers in Europe, and our revenues have been heavily dependent on developments in the European markets. If economic, political, regulatory or financial market conditions in Europe deteriorate, including as a result of weakness in European economies, our customers may respond by suspending, delaying or reducing their expenditures and may attempt to renegotiate, reject or declare force majeure under our contracts. Our failure to continue to successfully penetrate new markets within and outside of Europe in the future could have a material adverse effect on our results of operations, business and financial position, and our ability to pay distributions to our unitholders.
The actions of certain special interest groups could adversely impact our business.
Certain special interest groups that focus on environmental issues have expressed their opposition to the use of biomass, both publicly and directly to domestic and foreign regulators, policy makers, power, heat or combined heat and power generators (“generators”) and other industrial users of biomass. These groups are also actively lobbying, litigating and undertaking other actions domestically and abroad in an effort to increase the regulation of, reduce or eliminate the incentives and support for, or otherwise delay, interfere with or impede the production and use of biomass for or by generators. Such efforts, if successful, could materially adversely affect our results of operations, business and financial condition, and our ability to pay distributions to our unitholders.
Our exposure to risks associated with foreign currency and interest rate fluctuations, as well as the hedging arrangements we may enter into to mitigate those risks, could have an adverse effect on our financial condition and results of operations.
We may experience foreign currency exchange and interest rate volatility in our business. We began to use hedging transactions in 2016 with respect to certain of our off-take contracts which are, in part or in whole, denominated in foreign currencies, as well as an interest rate swap with respect to a portion of our variable rate debt, in an effort to achieve more predictable cash flow and to reduce our exposure to foreign currency exchange and interest rate fluctuations. We currently do not hedge a significant portion of our overall revenue pursuant to our off‑take contracts.
In addition, there may be instances in which costs and revenue will not be matched with respect to currency denomination. As a result, to the extent that existing and future off-take contracts are not denominated in U.S. Dollars, it is possible that increasing portions of our revenue, costs, assets and liabilities will be subject to fluctuations in foreign currency valuations.
Our hedging transactions involve cost and risk and may not be effective at mitigating our exposure to fluctuations in foreign currency exchange and interest rates. Although the use of hedging transactions limits our downside risk, their use may also limit future revenues. Risks inherent in our hedging transactions include the risk that counterparties to hedging contracts may be unable to perform their obligations and the risk that the terms of such contracts will not be legally enforceable. Likewise, our hedging activities may be ineffective or may not fully offset the financial impact of foreign currency exchange or interest rates fluctuations, which could have an adverse impact on our results of operations, business and financial position, and our ability to pay distributions to our unitholders.
Challenges to or delays in the issuance of air permits, or our failure to comply with our permits, could impair our operations and ability to expand our production.
Our plants are subject to the requirements of the CAA and must either receive minor source permits from the states in which they are located or a major source permit, which is subject to the approval of the EPA. In general, our facilities are eligible for minor source permits following the application of pollution control technologies. However, we could experience substantial delays with respect to obtaining such permits, including as a result of any challenges to the issuance of our permits or other factors, which could impair our ability to operate our wood pellet production plants or expand our production capacity. In addition, any new air permits we receive could require that we incur additional expenses to install emissions control technologies, limit our operations and impede our ability to satisfy emission limitations and/or stringent testing requirements to demonstrate compliance therewith. Failure to meet such requirements could have a material adverse effect on our results of operations, business and financial position, and our ability to pay distributions to our unitholders.
Changes in laws or government policies, incentives and taxes implemented to support increased generation of or otherwise regulate low-carbon and renewable energy may affect customer demand for our products.
Consumers of utility-grade wood pellets currently use our products either as part of a binding obligation to generate a certain percentage of low-carbon energy or because they receive direct or indirect financial support or incentives to do so. Financial support is often necessary to cover the generally higher costs of wood pellets compared to conventional fossil fuels like coal. In most countries, once the government implements a tax (e.g., the U.K.’s carbon price floor tax) or a preferable tariff or specific renewable energy policy either supporting a renewable energy generator or the energy generating sector as a whole, such tax, tariff or policy is guaranteed for a specified period of time, sometimes for the investment lifetime of a generator’s project. However, governmental policies that currently support the use of biomass may adversely modify their tax, tariff or incentive regimes, and the future availability of such taxes, tariffs or incentive regimes, either in current jurisdictions beyond the prescribed timeframes or in new jurisdictions, is uncertain. Demand for wood pellets could be substantially lower than expected if government support is removed, reduced or delayed or, in the future, is insufficient to enable successful deployment of biomass power at the levels currently projected. In addition, regulatory changes such as new requirements to install additional pollution control technology or curtail operations to meet new GHG emission limits may also affect demand for our products.
Although several jurisdictions where we ship our products treat biomass as a carbon-neutral fuel, several environmental groups have criticized this determination and are attempting to have it changed. For example, plaintiffs from several countries filed suit against the EU, challenging the EU’s treatment of forest biomass as a renewable fuel. A change in the characterization of biomass could negatively impact demand for our products.
In Europe, the EU’s Renewable Energy Directive (“RED”) requires that member nations fulfill 20% of their energy demand from renewable sources by 2020. Under the current RED framework, biofuels are subject to a set of sustainability criteria that must be met in order to qualify as renewable fuels. In December 2018, the EU finalized RED II, which increased the renewable energy goal to 32% of energy demand by 2030 in addition to establishing a 2030 goal for energy efficiency improvements of 33%. Under RED II, qualifying biofuels such as biomass are subject to new EU-wide sustainability requirements, including a requirement that feedstocks used to make biomass fuel be harvested from areas with increasing carbon stocks for countries that are not party to the landmark climate accord ratified by 195 countries in Paris, France in December 2015, and individual member states may implement more restrictive requirements than those required by the directive. The implementation of these requirements could cause us to incur additional compliance costs. Furthermore, although carbon stocks are currently increasing in all of our supply regions, there is a risk that such stocks could decline unexpectedly due to factors beyond our control, such as fire, storms or pest infestations, which could adversely impact our ability to meet these requirements.
EU action to regulate biofuels may influence future regulatory actions in other countries where our customers are located. For example, several lawsuits have been filed challenging the sufficiency of RED II in addressing climate concerns, including challenging the treatment of biomass. Similar lawsuits have been brought against the EIB for financing the construction of biomass-fired power plants. In the event that RED II, EIB policy or any modifications thereto limit or otherwise constrain our ability to export our product to the EU or have other adverse consequences, it could have a material adverse effect on our results of operations and financial condition, and our ability to pay distributions to our unitholders.
The international nature of our business subjects us to a number of risks, including foreign exchange risk and unfavorable political, regulatory and tax conditions in foreign countries.
Substantially all of our current product sales are to customers that operate outside of the United States. As a result, we face certain risks inherent in maintaining international operations that include the following:

•
foreign exchange movements, which may make it more difficult for our customers to make payments denominated in U.S. Dollars or exert pricing pressure on new contracts compared to competitors that source from jurisdictions with a weaker currency;

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
Federal, state and local legislative and regulatory initiatives relating to forestry products and the potential for related litigation could result in increased costs, additional operating restrictions and delays, which could cause a decline in the demand for our products and negatively impact our business, financial condition and results of operations.
Our raw materials are byproducts of traditional timber harvesting, principally low-value wood materials such as the tops and limbs of trees that are generated in a harvest and industrial residuals (chips, sawdust and other wood industry byproducts). Commercial forestry is regulated by complex regulatory frameworks at each of the federal, state and local levels. Among other federal laws, the Clean Water Act and the Endangered Species Act have been applied to commercial forestry operations through agency regulations and court decisions, as well as through the delegation to states to implement and monitor compliance with such laws. State forestry laws, as well as land-use regulations and zoning ordinances at the local level, are also used to manage forests in the Southeastern United States, as well as other regions from which we may need to source raw materials in the future. Any new or modified laws or regulations at any of these levels could have the effect of reducing forestry operations in areas where we procure our raw materials and consequently may prevent us from purchasing raw materials in an economic manner, or at all. In addition, future regulation of, or litigation concerning, the use of timberlands, the protection of endangered species, the promotion of forest biodiversity, and the response to and prevention of wildfires, as well as litigation, campaigns or other measures advanced by special interest groups, could also reduce the availability of the raw materials required for our operations.
The enactment of derivatives legislation could have an adverse effect on our ability to use derivative instruments to reduce the effect of foreign currency, interest rate and other risks associated with our business.
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
Certain banking regulators and the CFTC have recently adopted final rules establishing minimum margin requirements for uncleared swaps. Although we qualify for the end-user exception from such margin requirements for swaps entered into to hedge our commercial risks, the application of such requirements to other market participants, such as swap dealers, may change the cost and availability of the swaps we use for hedging. Moreover, if any of our swaps do not qualify for the commercial end-user exception, we may be required to post additional cash margin or collateral, which could impact our liquidity and reduce our ability to use cash for capital expenditures or other partnership purposes.
The full impact of the Dodd-Frank Act and related regulatory requirements upon our business will not be known until the regulations are implemented and the market for derivatives contracts has adjusted. The Dodd-Frank Act and regulations could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter or reduce our ability to monetize or restructure our existing derivative contracts. If we reduce our use of derivatives as a result of the Dodd-Frank Act and regulations implementing the Dodd-Frank Act our results of operations may become more volatile and our cash flows may be less predictable, which could materially adversely affect our ability to plan for and fund capital expenditures.

In addition, the EU and other non‑U.S. jurisdictions are implementing regulations with respect to the derivatives market. To the extent we transact with counterparties in foreign jurisdictions, we may become subject to such regulations. At this time, the impact of such regulations on us is uncertain.
We may be unable to complete the planned expansion of our Northampton and Southampton plants or our future construction projects on time, and our construction costs could increase to levels that make the return on our investment less than expected.
Historically, we typically have acquired wood pellet production plants, marine export terminals and other assets that had already commenced commercial operations. In response to the increasing demand for our product, we are undertaking an expansion project to increase the aggregate production capacity at our Northampton and Southampton plants by approximately 400,000 MTPY in the aggregate at a total cost of approximately $130.0 million (the “Mid-Atlantic Expansions”). The Mid-Atlantic Expansions are our first major construction project.
We may face delays or unexpected developments in completing the Mid-Atlantic Expansions or other current or future construction projects, which could cause the costs of these projects to exceed our expectations, including as a result of the factors enumerated below. These circumstances could prevent our construction projects from commencing operations or from meeting our original expectations concerning timing, their production capacity, the capital expenditures necessary for their completion and the returns they will achieve.
Moreover, disputes with project construction providers may arise in the future. While we will attempt to reach a settlement if disputes do arise, no assurances can be given that we would actually reach a settlement or that the amount of any such settlement would be covered by the remaining budgeted project contingencies. If an equitable settlement cannot be reached, arbitration or legal action could be commenced, and any final judgment or decision could result in increased costs, which could make the return on our investment in the project less than expected.
The following factors could contribute to construction-cost overruns and construction delays:

•	failure to timely obtain the equipment necessary for the operation of our projects at budgeted costs;

•	failure to secure and maintain connections to transportation networks, including road, rail and waterway access or other infrastructure, including local utility services;

•	failure to maintain all necessary rights to land access and use;

•	failure to timely receive quality and timely performance of third-party services at budgeted costs;

•
failure to timely obtain and/or maintain environmental and other permits or approvals or appeals of those permits or approvals, including due to special interest groups opposed to the use of biomass by generators;

•	inclement weather conditions and adverse environmental and geological conditions; and

•	force majeure or other events outside of our control.
Our inability to complete and transition our construction projects, including the Mid-Atlantic Expansions, into financially successful operating projects on time and within budget could have a material adverse effect on our results of operations, business and financial position, and our ability to pay distributions to our unitholders.
The departure of the U.K. from the EU could adversely affect our results of operations, business and financial position and ability to pay distributions to our unitholders.
In March 2017, the Prime Minister of the U.K. formally notified the European Counsel of the commencement of the process by which the U.K. was to exit (“Brexit”) from the EU under Article 50 of the Treaty of the European Union. The U.K. formally withdrew from the EU in January 2020, which is subject to a transition period until the end of 2020 to allow for the negotiation of new trade deals.
We have take-or-pay off-take contracts with utilities and large generators in the U.K. and in other European markets. For the year ended December 31, 2019, approximately 68% of our product sales were derived from contracts with customers in the U.K. and 28% of our product sales were derived from contracts with customers in other European markets.
Brexit may create uncertainty with respect to the legal and regulatory requirements to which we and our customers in the U.K. are subject and lead to divergent national laws and regulations as the U.K. government determines which EU laws to replace or replicate. The absence of precedent for an exit of a European Member State from the EU means that it is unclear how the access of U.K. businesses to the EU Single Market and how the legal and regulatory environments in the U.K. and the EU could be impacted by Brexit, and ultimately how Brexit could impact our business or that of our customers.
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
The risks and uncertainties surrounding Brexit could have a material adverse effect on our operations, business and financial position, as well as our ability to pay distributions to our unitholders.
The viability of our customers’ businesses may also affect demand for our products and the results of our business and operations.
The viability of our customers’ businesses is dependent on their ability to compete in their respective markets. Our customers’ competitiveness is a function of, among other things, the market price of electricity, the market price of competing fuels (e.g. coal and natural gas), the relative cost of carbon and the costs of generating power, heat or combined heat and power using other renewable energy technologies. For example, advancements in battery storage technology have the potential to make solar, wind and other intermittent sources of renewable energy more competitive with biomass as a potential source for baseload and peak-demand electricity needs. Changes in the values of the inputs and outputs of our customers’ businesses, or of the businesses of their competitors, could have a material adverse effect on our customers and, as a result, could have a material adverse effect on our results of operations, business and financial position, and our ability to pay distributions to our unitholders.
The growth of our business depends in part upon locating and acquiring interests in additional wood pellet production plants and marine terminals at favorable prices.
Our business strategy includes growing our business through drop‑down and third-party acquisitions that increase our cash generated from operations and cash available for distribution on a per-unit basis. Various factors could affect the availability of attractive projects to grow our business, including:

•
our sponsor’s failure to complete its or the Sponsor JV’s development projects in a timely manner or at all, which could result from, among other things, permitting challenges, failure to procure the requisite financing or equipment, construction difficulties or an inability to obtain off‑take contracts on acceptable terms;

•	our sponsor’s failure to offer its assets or the assets of the Sponsor JV for sale;

•	our failure or inability to exercise our right of first offer with respect to any asset that our sponsor offers, or compels the Sponsor JV to offer, to us; and

•
fewer accretive third‑party acquisition opportunities than we expect, which could result from, among other things, available projects having less desirable economic returns, competition, anti‑trust concerns or higher risk profiles than we believe suitable for our business plan and investment strategy.

Any of these factors could prevent us from executing our growth strategy or otherwise could have a material adverse effect on our results of operations, business and financial position, and our ability to pay distributions to our unitholders.
Any acquisitions we make may reduce, rather than increase, our cash generated from operations on a per-unit basis.
We may consummate acquisitions we believe will be accretive, but result in a decrease in our cash available for distribution per unit. Any acquisition involves potential risks, some of which are beyond our control, including:

•	mistaken assumptions about revenues and costs, including synergies;

•	the inability to successfully integrate the businesses we acquire;

•	the inability to hire, train or retain qualified personnel to manage and operate our business and newly acquired assets;

•	the assumption of unknown liabilities;

•	limitations on our access to indemnification from the seller;

•	mistaken assumptions about the overall costs of equity or debt;

•	the diversion of management’s attention to other business concerns;

•	unforeseen difficulties in connection with operating newly acquired assets or in new geographic areas;

•	customer or key employee losses at the acquired businesses; and

•	the inability to meet the obligations in off‑take or other contracts associated with acquisitions.
If we consummate any future acquisitions, our capitalization and results of operations may change significantly, and unitholders will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in determining the application of our funds and other resources to acquisitions.
Significant increases in the cost, or decreases in the availability, of raw materials or sourced wood pellets could result in lower revenue, operating profits and cash flows, or impede our ability to meet commitments to our customers.
We purchase wood fiber from third-party landowners and other suppliers for use at our plants. Our reliance on third parties to secure wood fiber exposes us to potential price volatility and unavailability of such raw materials, and the associated costs may exceed our ability to pass through such price increases under our contracts with our customers. Further, delays or disruptions in obtaining wood fiber may result from a number of factors affecting our suppliers, including extreme weather, production or delivery disruptions, inadequate logging capacity, labor disputes, impaired financial condition of a particular supplier, the inability of suppliers to comply with regulatory or sustainability requirements or decreased availability of raw materials. In addition, other companies, whether or not in our industry, could procure wood fiber within our procurement areas and adversely change regional market dynamics, resulting in insufficient quantities of raw material or higher prices. Any of these events could increase our operating costs or prevent us from meeting our commitments to our customers, and thereby could have a material adverse effect on our results of operations, business and financial position, and our ability to pay distributions to our unitholders.
Any interruption or delay in the supply of wood fiber, or our inability to obtain wood fiber at acceptable prices in a timely manner, could impair our ability to meet the demands of our customers and expand our operations, which could have a material adverse effect on our results of operations, business and financial position, and our ability to pay distributions to our unitholders.
Moreover, we purchase wood pellets produced by other suppliers to fulfill our obligations under our portfolio of long-term off-take contracts or take advantage of market dislocations on an opportunistic basis. Any reliance on other wood pellet producers exposes us to the risk that such suppliers will fail to satisfy their obligations to us pursuant to the associated off-take contracts, including by failing to timely meet quality specifications and volume requirements. Any such failure could increase our costs or prevent us from meeting our commitments to our customers, and thereby could have an adverse effect on our results of operations, business and financial position, and our ability to pay distributions to our unitholders.
We are exposed to the credit risk of our contract counterparties, including the customers for our products, and any material nonpayment or nonperformance by our customers could adversely affect our financial results and cash available for distribution.
We are subject to the risk of loss resulting from nonpayment or nonperformance by our contract counterparties, including our long-term off-take customers, whose operations currently are concentrated in the European power generation industry, and suppliers. Our credit procedures and policies may not be adequate to fully eliminate counterparty credit risk. If we fail to adequately assess the creditworthiness of existing or future customers or suppliers, or if their creditworthiness deteriorates unexpectedly, any resulting nonpayment or nonperformance by them could have an adverse impact on our results of operations, business and financial position, and our ability to pay distributions to our unitholders.
The satisfactory delivery of substantially all of our production is dependent upon continuous access to infrastructure at our owned, leased and third-party-operated terminals. Loss of access to our ports of shipment and destination, including through failure of terminal equipment and port closures, could adversely affect our financial results and cash available for distribution.
A significant portion of our total production is loaded for shipment utilizing automated conveyor and ship loading equipment at the Port of Chesapeake, Port of Wilmington, and Port Panama City, and substantially all of our production is dependent upon infrastructure at our owned, leased and third-party-operated ports. Should we suffer a catastrophic failure of the equipment at these ports or otherwise experience port closures, including for security or weather-related reasons, we could be unable to fulfill off‑take obligations or incur substantial additional transportation costs, which would reduce our cash flow. Moreover, we rely on various ports of destination, as well as third parties who provide stevedoring or other services at our ports of shipment and destination or from whom we charter oceangoing vessels and crews, to transport our product to our customers. Loss of access to these ports for any reason, or failure of such third-party service providers to uphold their contractual obligations, may impact our ability to fulfill our obligations under our off-take contracts, cause interruptions to our shipping schedule and cause us to incur substantial additional transportation or other costs, all of which could have a material adverse effect on our business, financial condition and results of operations.
Fluctuations in transportation costs and the availability or reliability of shipping, rail or truck transportation could reduce revenues by causing us to reduce our production or by impairing our ability to deliver our product to our customers or the ability of our customers to take delivery of our products.
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
In addition, persistent disruptions in our access to infrastructure may force us to halt production as we reach storage capacity at our facilities. Accordingly, if the transportation services we use to transport our products are disrupted, and we are unable to find alternative transportation providers, it could have a material adverse effect on our results of operations, business and financial position, and our ability to pay distributions to our unitholders.
Our long-term off-take contracts with our customers may only partially offset certain increases in our costs or preclude us from taking advantage of relatively high wood pellet prices in the broader markets.
Our long-term off-take contracts typically set base prices subject to annual price escalation and other pricing adjustments for changes in certain of our underlying costs of operations, including, in some cases, for stumpage or shipping fuel. However, such cost pass-through mechanisms may only pass a portion of our total costs through to our customers. If our operating costs increase significantly during the terms of our long-term off-take contracts beyond the levels of pricing and cost protection afforded to us under the terms of such contracts, our results of operations, business and financial position, and ability to pay distributions to our unitholders, could be adversely affected.
Moreover, during periods when the prevailing market price of wood pellets exceeds the prices under our long-term off-take contracts, our revenues could be significantly lower than they otherwise would have been were we not party to such contracts for substantially all our production. In addition, our current and future competitors may be in a better position than we are to take advantage of relatively high prices during such periods.
We may be required to make substantial capital expenditures to maintain and improve our facilities.
Although we currently use a portion of our cash reserves and cash generated from our operations to maintain, develop and improve our assets and facilities, such investment may, over time, be insufficient to preserve the operating profile required for us to meet our planned profitability or meet the evolving quality and product specifications demanded by our customers. Moreover, our current and future construction projects, including the Mid-Atlantic Expansions, may be capital-intensive. Accordingly, if we exceed our budgeted capital expenditures and/or additional capital expenditures become necessary in the future and we are unable to execute our construction, maintenance or improvement programs successfully, within budget, and in a timely manner, our results of operations, business and financial position, and our ability to pay distributions to our unitholders, may be materially adversely affected.
We compete with other wood pellet producers and, if growth in domestic and global demand for wood pellets meets or exceeds management’s expectations, the competition within our industry may grow significantly.
We compete with other wood pellet production companies for the customers to whom we sell our products. Other current producers of utility‑grade wood pellets include AS Graanul Invest, Pinnacle Renewable Energy Inc., Drax Biomass Inc., Georgia Biomass, LLC, Fram Renewable Fuels, LLC, Highland Pellets LLC and Pacific BioEnergy Corporation. Competition in our industry is based on price, consistency and quality of product, site location, distribution and logistics capabilities, customer service, creditworthiness and reliability of supply. Some of our competitors may have greater financial and other resources than we do, may develop technology superior to ours or may have production plants sited in more advantageous locations from a logistics, procurement or other cost perspective.

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
Biomass energy generation requires the use of biomass that is derived from acceptable sources and is demonstrably sustainable. This typically is implemented through biomass sustainability criteria, which either are a mandatory element of eligibility for financial subsidies to biomass energy generators or will become mandatory in the future. As a biomass fuel supplier, the viability of our business is therefore dependent upon our ability to comply with such requirements. This may restrict the types of biomass we can use and the geographic regions from which we source our raw materials, and may require us to reduce the GHG emissions associated with our supply and production processes. Currently, some elements of the criteria with which we will have to comply, including rules relating to forest management practices, are not yet finalized. If more stringent sustainability requirements are adopted in the future, demand for our products could be materially reduced in certain markets, and our results of operations, business and financial position, and our ability to pay distributions to our unitholders, may be materially adversely affected.
Our level of indebtedness may increase, thereby reducing our financial flexibility.
As of December 31, 2019, our total debt was $603.0 million, which primarily consisted of $593.5 million outstanding under our 6.5% senior unsecured notes due 2026. In the future, we may incur additional indebtedness in order to make acquisitions or to develop our properties. Our level of indebtedness could affect our operations in several ways, including the following:

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

•
a high level of debt may place us at a competitive disadvantage compared to our competitors that may be less leveraged and therefore may be able to take advantage of opportunities that our indebtedness would prevent us from pursuing; and

•
a high level of debt may impair our ability to obtain additional financing in the future for working capital, capital expenditures, debt service requirements, acquisitions or general partnership or other purposes.

In addition, revolving borrowings under our senior secured revolving credit facility bear, and potentially other credit facilities we or our subsidiaries may enter into in the future will bear, interest at variable rates. If market interest rates increase, such variable‑rate debt will create higher debt service requirements, which could adversely affect our cash flow.
In addition to our debt service obligations, our operations require substantial expenditures on a continuing basis. Our ability to make scheduled debt payments, to refinance our obligations with respect to our indebtedness and to fund capital and non‑capital expenditures necessary to maintain the condition of our operating assets and properties, as well as to provide capacity for the growth of our business, depends on our financial and operating performance. General economic conditions and financial, business and other factors affect our operations and our future performance. Many of these factors are beyond our control. We may not be able to generate sufficient cash flows to pay the interest on our debt, and future working capital borrowings or debt or equity financing may not be available to pay or refinance such debt.
An increase in the price or a significant interruption in the supply of electricity could have a material adverse effect on our results of operations.
Our production plants use a substantial amount of electricity. The price and supply of electricity are unpredictable and can fluctuate significantly based on international, political and economic circumstances, as well as other events outside our control, such as changes in supply and demand due to weather conditions, regional production patterns and environmental concerns. In addition, potential climate change regulations or carbon or emissions taxes could result in higher production costs for electricity, which may be passed on to us in whole or in part. A significant increase in the price of electricity or an extended interruption in the supply of electricity to our production plants could have a material adverse effect on our results of operations, cash flows and ability to pay distributions to our unitholders.
Changes in the price of diesel fuel may adversely affect our results of operations.
Diesel fuel costs generally fluctuate with world crude oil prices, and accordingly are subject to political, economic and market factors outside our control. Our operations are dependent on rolling stock and trucks, and diesel fuel costs are a significant component of the operating expense of these vehicles. In addition, diesel fuel is consumed by our wood suppliers in the harvesting and transport of our raw material and is therefore a component of the delivered cost we pay for wood fiber. It is also consumed by the handling equipment at our plants. Some of our long-term off‑take contracts contain mechanisms that are intended to reduce the impact that changes in the price of diesel fuel would have on us, but these mechanisms may not be effective. Accordingly, changes in diesel fuel prices could have an adverse effect on our results of operations, cash flows and ability to pay distributions to our unitholders.
Our business may suffer if we lose, or are unable to attract and retain, key personnel.
We depend to a large extent on the services of our senior management team and other key personnel. Members of our senior management and other key employees collectively have extensive expertise in designing, building and operating wood pellet production plants or marine terminals, negotiating long‑term off-take contracts and managing businesses such as ours. Competition for management and key personnel is intense, and the pool of qualified candidates is limited. The loss of any of these individuals or the failure to attract additional personnel, as needed, could have a material adverse effect on our operations and could lead to higher labor costs or reliance on less qualified personnel. In addition, if any of our executives or other key employees were to join a competitor or form a competing company, we could lose customers, suppliers, know-how and key personnel. Our success is dependent on our ability to continue to attract, employ and retain highly skilled personnel.
Failure to maintain effective quality control systems at our production plants and deep-water marine terminals could have a material adverse effect on our business and operations.
Our customers require a reliable supply of wood pellets that meet stringent product specifications. We have built our operations and assets to consistently deliver and certify the highest levels of product quality and performance, which is critical to the success of our business and depends significantly on the effectiveness of our quality control systems, including the design and efficacy of our quality control systems, the success of our quality training program and our ability to ensure that our employees and contract counterparties adhere to our quality control policies and guidelines. Moreover, any significant failure or deterioration of our quality control systems could impact our ability to deliver product that meets our customers’ specifications and, in turn, could lead to rejection of our product by our customers, which could have a material adverse effect on our business, financial condition and results of operations.
Our business is subject to operating hazards and other operational risks, which may have a material adverse effect on our business and results of operation. We may also not be adequately insured against such events.
Our business could be adversely affected by operating hazards and other risks to our operations. We produce a combustible product that may under certain circumstances present a risk of fires and explosions or other hazards. Severe weather, such as floods, earthquakes, hurricanes or other natural disasters, climatic phenomena, such as drought, and other catastrophic events, such as plant or shipping disasters, could impact our operations by causing damage to our facilities and equipment, affecting our ability to deliver our product to our customers and impacting our customers’ ability to take delivery of our products. Such events may also adversely affect the ability of our suppliers or service providers to provide us with the raw materials or services we require or the ability to load, transport and unload our product.
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
Terrorist activities and armed conflicts could adversely affect the U.S. and global economies and could prevent us from meeting financial and other obligations or prevent our customers from meeting their obligations to us. We could experience loss of business, delays or defaults in payments from customers or disruptions of fuel supplies and markets, including if domestic and global generators are direct targets or indirect casualties of an act of terror or war. Terrorist activities and the threat of potential terrorist activities and any resulting economic downturn could adversely affect our results of operations, impair our ability to raise capital or otherwise adversely impact our ability to realize certain business strategies.
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
Uncertainty relating to the London Inter-bank Offered Rate (“LIBOR”) calculation process and potential phasing out of LIBOR after 2021 may adversely affect the market value of our current or future debt obligations, including our senior secured revolving credit facility.
On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. As a result, LIBOR may be discontinued by 2021. Furthermore, in the United States, efforts to identify a set of alternative U.S. dollar reference interest rates that could replace LIBOR include proposals by the Alternative

Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. At this time, it is not possible to predict whether any such changes will occur, whether LIBOR will be phased out or any such alternative reference rates or other reforms to LIBOR will be enacted in the U.K., the United States or elsewhere or the effect that any such changes, phase out, alternative reference rates or other reforms, if they occur, would have on the amount of interest paid on, or the market value of, our current or future debt obligations, including our senior secured revolving credit facility. Uncertainty as to the nature of such potential changes, phase out, alternative reference rates or other reforms may materially adversely affect the terms of the credit facility and any interest rate swaps or other derivative agreements to which we are a party. Reform of, or the replacement or phasing out of, LIBOR and proposed regulation of LIBOR and other “benchmarks” may materially adversely affect the market value of, the applicable interest rate on and the amount of interest paid on our current or future debt obligations, including our senior secured revolving credit facility. In addition, even if we have entered into interest rate swaps or other derivative instruments for purposes of managing our interest rate exposure, our hedging strategies may not be effective as a result of the replacement or phasing out of LIBOR and other “benchmarks” and we may incur losses as a result.
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
Enviva Holdings, LP, owns and controls our General Partner and appoints all of the directors of our General Partner. Although our General Partner has a duty to manage us in a manner that it believes is not adverse to our interest, the executive officers and directors of our General Partner have a fiduciary duty to manage our General Partner in a manner beneficial to our sponsor. Therefore, conflicts of interest may arise between our sponsor or any of its affiliates, including our General Partner, on the one hand, and us or any of our unitholders, on the other hand. In resolving these conflicts of interest, our General Partner may favor its own interests and the interests of its affiliates over the interests of our common unitholders. These conflicts may include the following:

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
We intend to distribute most of our cash available for distribution, which may cause our growth to proceed at a slower pace than that of businesses that reinvest their cash to expand ongoing operations. To the extent we issue additional units, whether in connection with acquisitions, expansion capital expenditures or otherwise, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our partnership agreement on our ability to issue additional units, including units ranking senior to the common units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may impact the cash that we have available to distribute to our unitholders.

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
Our partnership agreement contains provisions that eliminate and replace the fiduciary standards to which our General Partner would otherwise be held by state fiduciary duty law. For example, our partnership agreement permits our General Partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our General Partner, or otherwise free of fiduciary duties to us and our unitholders. This entitles our General Partner to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. Examples of decisions that our General Partner may make in its individual capacity include:

•	how to allocate business opportunities among us and its affiliates;

•	whether to exercise its call right;

•	whether to seek approval of the resolution of a conflict of interest by the conflicts committee of the board of directors of our General Partner;

•	how to exercise its voting rights with respect to the units it owns;

•	whether to exercise its registration rights;

•	whether to elect to reset target distribution levels; and

•	whether or not to consent to any merger or consolidation of the Partnership or amendment to the partnership agreement.
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

•
our General Partner and its officers and directors will not be liable for monetary damages or otherwise to us or our limited partners resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that such losses or liabilities were the result of conduct in which our General Partner or its officers or directors engaged in bad faith, meaning that they believed that the decision was adverse to our interest or, with respect to any criminal conduct, with knowledge that such conduct was unlawful; and

•
our General Partner will not be in breach of its obligations under the partnership agreement or its duties to us or our limited partners if a transaction with an affiliate or the resolution of a conflict of interest is:

(1)    approved by the conflicts committee of the board of directors of our General Partner, although our General Partner is not obligated to seek such approval; or
(2)    approved by the vote of a majority of the outstanding common units, excluding any common units owned by our General Partner and its affiliates.
In connection with a situation involving a transaction with an affiliate or a conflict of interest, other than one where our General Partner is permitted to act in its sole discretion, any determination by our General Partner must be made in good faith. If an affiliate transaction or the resolution of a conflict of interest is not approved by our common unitholders or the conflicts committee then it will be presumed that, in making its decision, taking any action or failing to act, the board of directors acted in good faith, and in any proceeding brought by or on behalf of us or of any limited partner, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.
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
Our General Partner currently holds incentive distribution rights that entitle it to receive an increasing percentage (15%, 25% and 50%) of the cash that we distribute to our common unitholders from available cash after the minimum quarterly distribution and certain target distribution levels have been achieved. The maximum distribution right for our General Partner to receive 50% of any distributions paid to our common unitholders does not include any distributions that our General Partner or its affiliates may receive on common units that they own. Effective as of our quarterly cash distribution in the fourth quarter of 2017, our General Partner was at the top tier of the incentive distribution rights scale. Given that a higher percentage of our cash flows is allocated to our General Partner due to these incentive distribution rights, it may be more difficult for us to increase the amount of distributions to our unitholders and our cost of capital may be higher, making investments, capital expenditures and acquisitions, and therefore, future growth, by us potentially more costly, and in some cases, potentially prohibitively so.
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
If our unitholders are dissatisfied with the performance of our General Partner, they have limited ability to remove our General Partner. Unitholders are currently unable to remove our General Partner without our sponsor’s consent because our sponsor and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common units is required to remove our General Partner. As of February 14, 2020, our sponsor owned approximately 40% of our common units. This condition would enable our sponsor to prevent the removal of our General Partner.
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
Under the MSAs, we are obligated to reimburse our sponsor for all direct or indirect costs and expenses incurred by, or chargeable to, our sponsor in connection with its provision of services necessary for the operation of our business. If the MSAs were terminated without replacement, or our General Partner or its affiliates provided services outside of the scope of the MSAs, our partnership agreement would require us to reimburse our General Partner and its affiliates for all expenses they incur and payments they make on our behalf. Our partnership agreement does not set a limit on the amount of expenses for which our General Partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our General Partner by its affiliates. Our partnership agreement provides that our General Partner determines the expenses that are allocable to us. The reimbursement of expenses and payment of fees, if any, to our General Partner and its affiliates will reduce the amount of cash available for distribution to our unitholders.
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
Under certain circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them. Under Section 17‑607 of the Delaware Revised Uniform Limited Partnership Act, we may not make a distribution to our unitholders if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of the impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to us for the distribution amount. Liabilities to partners on account of their partnership interests and liabilities that are non‑recourse to us are not counted for purposes of determining whether a distribution is permitted.
We will no longer qualify as an “emerging growth company” as of December 31, 2020 and will be required to comply with certain provisions of the Sarbanes-Oxley Act and can no longer take advantage of reduced disclosure requirements.
For as long as we remain an emerging growth company, we are able to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our annual report on Form 10-K. We will no longer qualify for such status as of December 31, 2020 and, as a result, we expect to incur additional expenses and devote substantial management effort toward ensuring compliance with the requirements applicable to companies that are not emerging growth companies.
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
Despite the fact that we are organized as a limited partnership under Delaware law, we would be treated as a corporation for U.S. federal income tax purposes unless we satisfy a “qualifying income” requirement. Based upon our current operations and current Treasury Regulations, we believe we satisfy the qualifying income requirement. We have requested and obtained a favorable private letter ruling from the IRS to the effect that, based on facts presented in the private letter ruling request, our income from processing timber feedstocks into pellets and transporting, storing, marketing and distributing such timber feedstocks and wood pellets constitute “qualifying income” within the meaning of Section 7704 of the Internal Revenue Code of 1986 (the “Code”). However, no ruling has been, and we expect none will be, requested regarding our treatment as a partnership for U.S. federal income tax purposes. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.
If we were treated as a corporation for federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to our unitholders. Because a tax would be imposed on us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after‑tax return to the unitholders, likely causing a substantial reduction in the value of our common units.

Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity‑level taxation for U.S. federal, state or local or foreign income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law or interpretation on us. At the state level, several states have been evaluating ways to subject partnerships to entity‑level taxation through the imposition of state income, franchise or other forms of taxation. Specifically, we currently own assets and conduct business in Mississippi, North Carolina, Florida and Virginia, each of which imposes a margin or franchise tax. In the future, we may expand our operations. Imposition of a similar tax on us in other jurisdictions that we may expand to could substantially reduce our cash available for distribution to our unitholders.
The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. Although there is no current legislative proposal to eliminate the qualifying income exception upon which we rely for our treatment as a partnership for U.S. federal income tax purposes, current and former legislative proposals would have eliminated the qualifying income exception for publicly traded partnerships relying on qualifying income from fossil fuel activities. In addition, the Treasury Department has issued, and in the future may issue, regulations interpreting those laws that affect publicly traded partnerships. We believe we qualify as a partnership for U.S. federal income tax purposes under current regulations.
However, any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any similar or future legislative changes could increase our entity-level tax burden and negatively impact the value of an investment in our common units. You are urged to consult with your own tax advisor with respect to the status of regulatory or administrative developments and proposals and their potential effect on your investment in our common units.
If the IRS were to contest the federal income tax positions we take, it may adversely impact the market for our common units, and the costs of any such contest would reduce cash available for distribution to our unitholders.
We have requested and obtained a favorable private letter ruling from the IRS to the effect that, based on facts presented in the private letter ruling request, our income from processing timber feedstocks into pellets and transporting, storing, marketing and distributing such timber feedstocks and wood pellets will constitute “qualifying income” within the meaning of Section 7704 of the Code. However, no ruling has been, and we expect none will be, requested regarding our treatment as a partnership for U.S. federal income tax purposes. The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. Moreover, the costs of any contest between us and the IRS will result in a reduction in cash available for distribution to our unitholders and thus will be borne indirectly by our unitholders.
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
Historically, we have been entitled to a full deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, under the Tax Cuts and Jobs Act signed into law in December 2017, for taxable years beginning after December 31, 2017, our deduction for “business interest” is limited to the sum of our business interest income and 30% of our “adjusted taxable income.” For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization or depletion to the extent such depreciation, amortization or depletion is not capitalized into cost of goods sold with respect to inventory. As a result, we expect that a substantial portion of our business interest deduction may be limited.

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
Moreover, the transferee of an interest in a partnership that is engaged in a U.S. trade or business is generally required to withhold 10% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person, and we are required to deduct and withhold from the transferee amounts that should have been withheld by the transferees but were not withheld. Because the “amount realized” includes a partner’s share of our liabilities, 10% of the amount realized could exceed the total cash purchase price for the units. However, pending the issuance of final regulations, the IRS has suspended the application of this withholding rule to transfers of publicly traded interests in publicly traded partnerships. If recently promulgated regulations are finalized as proposed, such regulations would provide, with respect to transfers of publicly traded interests in publicly traded partnerships effected through a broker, that the obligation to withhold is imposed on the transferor’s broker and that a partner’s “amount realized” does not include a partner’s share of a publicly traded partnership’s liabilities for purposes of determining the amount subject to withholding. However, it is not clear when such regulations will be finalized and if they will be finalized in their current form.
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
We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month (the “Allocation Date”), instead of on the basis of the date a particular unit is transferred. Similarly, we generally allocate certain deductions for depreciation of capital additions, gain or loss realized on a sale or other disposition of our assets and, in the discretion of our General Partner, any other extraordinary item of income, gain, loss or deduction based upon ownership on the Allocation Date. Treasury Regulations allow a similar monthly simplifying convention, but such regulations do not specifically authorize all aspects of our proration method. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.
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
As of February 14, 2020, there were 33,605,138 common units outstanding held by six unitholders of record. Because many of our common units are held by brokers and other institutions on behalf of unitholders, we are unable to estimate the total number of unitholders represented by these unitholders of record. As of February 14, 2020 our sponsor held approximately 40% of the common units.
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
Please read Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Secured Revolving Credit Facility” for a discussion of the provisions included in our senior secured revolving credit facility that may restrict our ability to pay distributions to our unitholders.
General Partner Interest and Incentive Distribution Rights
Our General Partner owns a non-economic general partner interest in us, which does not entitle it to receive cash distributions. However, our General Partner owns the incentive distribution rights and may in the future own common units or other equity interests in us and will be entitled to receive distributions on any such interests.
Incentive distribution rights represent the right to receive increasing percentages (15.0%, 25.0% and 50.0%) of quarterly distributions from operating surplus after the minimum quarterly distribution and the target distribution levels have been achieved. Our General Partner currently holds all of the incentive distribution rights, but may transfer these rights separately from its general partner interest.
Securities Authorized for Issuance under Equity Compensation Plans
Please read Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding our equity compensation plans.

ITEM 6.  SELECTED FINANCIAL DATA
The following table presents our selected historical financial data, for the periods and as of the dates indicated, for us and for Enviva, LP and its subsidiaries. The selected statement of operations and statements of cash flow data for the years ended December 31, 2019, 2018 and 2017 and the balance sheet data as of December 31, 2019 and 2018 are derived from our audited consolidated financial statements included in Item 8—Financial Statements and Supplementary Data of this Annual Report. On January 1, 2018, we adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers using the modified retrospective method; as such, prior period amounts were not adjusted.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per metric ton and operating data and per unit data)
Statement of Operations Data:
Product sales	$674,251	$564,010	$522,250	$444,489	$450,980
Other revenue (1)	10,142	9,731	20,971	19,787	6,394
Net revenue	684,393	573,741	543,221	464,276	457,374
Costs of goods sold, excluding depreciation and amortization (1)	549,701	461,735	419,616	357,418	365,061
Loss on disposal of assets	3,103	2,386	4,899	2,386	2,081
Depreciation and amortization	50,521	40,179	39,904	27,700	30,692
Total cost of goods sold	603,325	504,300	464,419	387,504	397,834
Gross margin	81,068	69,441	78,802	76,772	59,540
General and administrative expenses	11,897	10,545	14,975	15,862	7,335
Related-party management services agreement fee	24,492	17,096	15,132	17,236	16,587
Disposal and impairment of assets held for sale	—	—	827	9,991	—
Total general and administrative expenses	36,389	27,641	30,934	43,089	23,922
Income from operations	44,679	41,800	47,868	33,683	35,618
Other income (expense):
Interest expense	(39,344)	(36,471)	(31,744)	(15,643)	(10,558)
Related-party interest expense	—	—	—	(578)	(1,154)
Early retirement of debt obligation	(9,042)	(751)	—	(4,438)	(4,699)
Other income (expense)	764	2,374	(1,751)	439	979
Total other expense, net	(47,622)	(34,848)	(33,495)	(20,220)	(15,432)
(Loss) income before income tax expense	(2,943)	6,952	14,373	13,463	20,186
Income tax expense	—	—	—	—	2,623
Net (loss) income	(2,943)	6,952	14,373	13,463	17,563
Less net loss attributable to noncontrolling partners’ interests	—	—	3,140	5,804	2,859
Net (loss) income attributable to Enviva Partners, LP	$(2,943)	$6,952	$17,513	$19,267	$20,422
Less: Predecessor loss to May 4, 2015 (prior to IPO)	$—	$—	$—	$—	$(2,132)
Less: Pre-acquisition income from April 10, 2015 to December 10, 2015 from operations of Enviva Pellets Southampton, LLC Drop-Down allocated to General Partner	—	—	—	—	6,264
Less: Pre-acquisition loss from inception to December 13, 2016 from operations of Enviva Pellets Sampson, LLC Drop-Down allocated to General Partner	—	—	—	(3,231)	(1,815)
Less: Pre-acquisition loss from inception to October 1, 2017 from operations of Enviva Port of Wilmington, LLC Drop-Down allocated to General Partner	—	—	(3,049)	(2,110)	(937)
Enviva Partners, LP partners’ interest in net (loss) income	$(2,943)	$6,952	$20,562	$24,608	$19,042
Net (loss) income per limited partner common unit:
Basic	$(0.54)	$0.04	$0.65	$0.95	$0.80
Diluted	$(0.54)	$0.04	$0.61	$0.91	$0.79
Net income per limited partner subordinated unit:
Basic	$—	$0.04	$0.65	$0.93	$0.80
Diluted	$—	$0.04	$0.65	$0.93	$0.79
(1) See Part II, Item 8. “Financial Statements and Supplementary Data—Note 15, Related-Party Transactions”

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per metric ton and operating data and per unit data)
Statement of Cash Flow Data:
Net cash provided by (used in):
Operating activities	$53,860	$84,053	$87,095	$55,804	$65,857
Investing activities	(177,483)	(26,002)	(28,601)	(111,124)	(103,490)
Financing activities	130,216	(56,115)	(58,436)	53,658	39,173
Other Financial Data:
Adjusted net income(1)	$33,388	$22,221	$14,373	$17,901	$22,262
Adjusted gross margin per metric ton(1)	42.54	38.81	45.38	45.55	38.89
Adjusted EBITDA(1)	141,275	102,631	102,381	79,291	71,710
Maintenance capital expenditures(2)	6,922	4,872	4,353	5,187	4,359
Distributable cash flow(1)	98,460	63,789	67,731	59,775	57,245
Operating Data:
Total metric tons sold	3,564	2,983	2,724	2,346	2,374
Balance Sheet Data (at period end):
Cash and cash equivalents	$9,053	$2,460	$524	$466	$2,128
Total assets	994,818	748,770	760,111	801,376	688,209
Long-term debt and finance lease obligations (including current portion)	603,020	432,655	401,017	351,080	207,632
Total liabilities	762,242	602,054	549,742	424,514	266,539
Partners’ capital	232,576	146,716	210,369	376,862	421,670
____________________________________________

(1)
For more information, please read “Limitations of Non-GAAP Financial Measures” below and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—How We Evaluate Our Operations.”

(2)	Maintenance capital expenditures are cash expenditures incurred to maintain our long-term operating income or operating capacity.
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
Adjusted Net Income
We define adjusted net income as net income excluding certain expenses incurred related to a fire that occurred at our Chesapeake terminal on February 27, 2018 (the “Chesapeake Incident”) and Hurricanes Florence and Michael (the “Hurricane Events”), which occurred during the second half of 2018, consisting of emergency response expenses, expenses related to the disposal of inventory, and asset disposal and repair costs, offset by insurance recoveries received, as well as employee compensation and other related costs allocated to us in respect of the Chesapeake Incident and Hurricane Events pursuant to our management services agreement with an affiliate of our sponsor for services that could otherwise have been dedicated to our ongoing operations, certain non-cash waivers of fees for management services provided to us by our sponsor (collectively, the “MSA Fee Waivers”), interest expense associated with incremental borrowings related to the Chesapeake Incident and Hurricane Events, and early retirement of debt obligation and including certain sales and marketing, scheduling, sustainability, consultation, shipping and risk management services (collectively, the “Commercial Services”). We believe that adjusted net income enhances investors’ ability to compare the past financial performance of our underlying operations with our current performance separate from certain items of gain or loss that we characterize as unrepresentative of our ongoing operations.
Adjusted Gross Margin per Metric Ton
We define adjusted gross margin per metric ton as gross margin per metric ton excluding asset disposals, depreciation and amortization, changes in unrealized derivative instruments related to hedged items included in gross margin, MSA Fee Waivers, certain items of income or loss that we characterize as unrepresentative of our ongoing operations, including certain expenses incurred related to the Chesapeake Incident and Hurricane Events, consisting of emergency response expenses, expenses related to the disposal of inventory, and asset disposal and repair costs, offset by insurance recoveries received, as well as employee compensation and other related costs allocated to us in respect of the Chesapeake Incident and the Hurricane Events pursuant to our management services agreement with an affiliate of our sponsor for services that could otherwise have been dedicated to our ongoing operations, and acquisition costs and including the Commercial Services. We believe adjusted gross margin per metric ton is a meaningful measure because it compares our revenue-generating activities to our operating costs for a view of profitability and performance on a per metric ton basis. Adjusted gross margin per metric ton will primarily be affected by our ability to meet targeted production volumes and to control direct and indirect costs associated with procurement and delivery of wood fiber to our production plants and the production and distribution of wood pellets.
Adjusted EBITDA
We define adjusted EBITDA as net (loss) income excluding depreciation and amortization, interest expense, income tax expense, early retirement of debt obligations, MSA Fee Waivers, non-cash unit compensation expense, asset impairments and disposals, changes in unrealized derivative instruments related to hedged items included in gross margin and other income and expense, certain items of income or loss that we characterize as unrepresentative of our ongoing operations, including certain expenses incurred related to the Chesapeake Incident and Hurricane Events, consisting of emergency response expenses, expenses related to the disposal of inventory, and asset disposal and repair costs, offset by insurance recoveries received, as well as employee compensation and other related costs allocated to us in respect of the Chesapeake Incident and Hurricane Events pursuant to our management services agreement with an affiliate of our sponsor for services that could otherwise have been dedicated to our ongoing operations, and acquisition costs and including the Commercial Services. Adjusted EBITDA is a supplemental measure used by our management and other users of our financial statements, such as investors, commercial banks and research analysts, to assess the financial performance of our assets without regard to financing methods or capital structure.
Distributable Cash Flow
We define distributable cash flow as adjusted EBITDA less maintenance capital expenditures and interest expense net of amortization of debt issuance costs, debt premium, original issue discounts, interest expense on the redemption of our 8.5% senior unsecured notes due 2021 (the “2021 Notes”) and the impact from incremental borrowings related to the Chesapeake Incident and Hurricane Events. We use distributable cash flow as a performance metric to compare the cash-generating performance of the Partnership from period to period and to compare the cash-generating performance for specific periods to the cash distributions (if any) that are expected to be paid to our unitholders. We do not rely on distributable cash flow as a liquidity measure.
The following tables present a reconciliation of each of adjusted net income, adjusted gross margin per metric ton, adjusted EBITDA and distributable cash flow to the most directly comparable GAAP financial measure for each of the periods indicated.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Reconciliation of net (loss) income to adjusted net income:
Net (loss) income	$(2,943)	$6,952	$14,373	$13,463	$17,563
Chesapeake Incident and Hurricane Events	(1,155)	12,951	—	—	—
MSA Fee Waivers	22,600	—	—	—	—
Interest expense from incremental borrowings related to Chesapeake Incident and Hurricane Events	1,705	1,567	—	—	—
Early retirement of debt obligation	9,042	751	—	4,438	4,699
Commercial Services	4,139	—	—	—	—
Adjusted net income	$33,388	$22,221	$14,373	$17,901	$22,262

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per metric ton)
Reconciliation of gross margin to adjusted gross margin per metric ton:
Gross margin	$81,068	$69,441	$78,802	$76,772	$59,540
Loss on disposal of assets	3,103	2,386	4,899	2,386	2,081
Depreciation and amortization	50,521	40,179	39,904	27,700	30,692
Chesapeake Incident and Hurricane Events	(1,085)	7,799	—	—	—
Changes in unrealized derivative instruments	4,588	(4,032)	—	—	—
MSA Fee Waivers	5,000	—	—	—	—
Acquisition costs	4,296	—	—	—	—
Commercial Services	4,139	—	—	—	—
Adjusted gross margin	$151,630	$115,773	$123,605	$106,858	$92,313
Metric tons sold	3,564	2,983	2,724	2,346	2,374
Adjusted gross margin per metric ton	$42.54	$38.81	$45.38	$45.55	$38.89

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Reconciliation of net (loss) income to adjusted EBITDA and distributable cash flow:
Net (loss) income	$(2,943)	$6,952	$14,373	$13,463	$17,563
Add:
Depreciation and amortization	51,581	40,745	40,361	27,735	30,738
Interest expense	39,344	36,471	31,744	16,221	11,712
Income tax expense	—	—	—	—	2,623
Early retirement of debt obligation	9,042	751	—	4,438	4,699
Non-cash unit compensation expense	5,410	6,229	5,014	4,230	704
Asset impairments and disposals(1)	3,103	2,386	5,726	12,377	2,081
Chesapeake Incident and Hurricane Events(2)	(1,155)	12,951	—	—	—
Changes in the fair value of derivative instruments	4,588	(4,032)	1,565	—	—
MSA Fee Waivers(3)	22,600	—	—	—	—
Purchase accounting adjustment to inventory	—	—	—	—	697
Acquisition costs	5,566	178	3,598	827	893
Commercial Services	4,139	—	—	—	—
Adjusted EBITDA	$141,275	$102,631	$102,381	$79,291	$71,710
Less:
Interest expense, net of amortization of debt issuance costs, debt premium, original issue discount, interest expense on the redemption of the 2021 Notes, and impact from incremental borrowings related to Chesapeake Incident and Hurricane Events	35,893	33,970	30,297	14,329	10,106
Maintenance capital expenditures	6,922	4,872	4,353	5,187	4,359
Distributable cash flow attributable to Enviva Partners, LP	98,460	63,789	67,731	59,775	57,245
Less: Distributable cash flow attributable to incentive distribution rights	11,425	5,867	3,398	1,077	—
Distributable cash flow attributable to Enviva Partners, LP limited partners	$87,035	$57,922	$64,333	$58,698	$57,245
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

(2)	Insurance recoveries related to the Chesapeake Incident and Hurricane Events for expenses recorded in 2018.

(3)	Expenses waived under agreements with Enviva Management. For more information on MSA Fee Waivers, see Note 15, Related-Party Transactions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our historical performance, financial condition and future prospects should be read in conjunction with Part I, Item 1. “Business” and the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data.” References in this Annual Report to the “Partnership,” “we,” “our,” “us” or similar expressions refer to Enviva Partners, LP, including its subsidiaries. References to “our sponsor” refer to Enviva Holdings, LP, and, where applicable, its wholly owned subsidiaries Enviva MLP Holdco, LLC and Enviva Development Holdings, LLC. References to “our General Partner” refer to Enviva Partners GP, LLC, a wholly owned subsidiary of Enviva Holdings, LP. References to “Enviva Management” refer to Enviva Management Company, LLC, a wholly owned subsidiary of Enviva Holdings, LP, and references to “our employees” refer to the employees of Enviva Management and its affiliates who provide services to the Partnership. References to the “Sponsor JV” refer to Enviva JV Development Company, LLC, which is a joint venture between our sponsor and John Hancock Life Insurance Company (U.S.A.) and certain of its affiliates. Please read Cautionary Statement Regarding Forward‑Looking Statements on page 1 and Part 1, Item 1A. “Risk Factors” for information regarding certain risks inherent in our business.
Basis of Presentation
In April 2019, we acquired from our sponsor all of the Class B units of Enviva Wilmington Holdings, LLC (the “Hamlet JV,” and such acquisition, the “Hamlet Drop-Down”). The Hamlet JV owns a wood pellet production plant in Hamlet, North Carolina (the “Hamlet plant”). We are the managing member of the Hamlet JV, which is partially owned by John Hancock Life Insurance Company (U.S.A.) and certain of its affiliates (collectively, where applicable, “John Hancock”). We accounted for the Hamlet JV as a consolidated subsidiary, not as a joint venture, following the Hamlet Drop-Down. For more information regarding our rights and obligations with respect to the Hamlet JV, see Note 17, Partners’ Capital-Hamlet JV.
Business Overview
We are a Delaware limited partnership formed in 2013 to aggregate a natural resource, wood fiber and process it into a transportable form, wood pellets. We sell a significant majority of our wood pellets through long-term, take-or-pay off-take contracts with creditworthy customers in the United Kingdom, Europe and increasingly in Japan. We own and operate seven plants (collectively, “our plants”) with a combined production capacity of approximately 3.5 million metric tons of wood pellets per year (“MTPY”) in Virginia, North Carolina, Mississippi, and Florida, the production of which is fully contracted through 2025. We export wood pellets through our wholly owned dry-bulk, deep-water marine terminal at the Port of Chesapeake, Virginia (the “Chesapeake terminal”) and terminal assets at the Port of Wilmington, North Carolina (the “Wilmington terminal”) and from third-party deep-water marine terminals in Mobile, Alabama (the “Mobile terminal”) and Panama City, Florida (the “Panama City terminal”). All of our facilities are located in geographic regions with low input costs and favorable transportation logistics. Owning these cost-advantaged assets, the output from which is fully contracted, in a rapidly expanding industry provides us with a platform to generate stable and growing cash flows. Our plants are sited in robust fiber baskets providing stable pricing for the low-grade fiber used to produce wood pellets. Our raw materials are byproducts of traditional timber harvesting, principally low-value wood materials, such as trees generally not suited for sawmilling or other manufactured forest products, and tree tops and limbs, understory, brush and slash that are generated in a harvest.
Our strategy is to fully contract the wood pellet production from our plants under long-term, take-or-pay off-take contracts with a diversified and creditworthy customer base. Our long-term off-take contracts typically provide for fixed-price deliveries that may include provisions that escalate the price over time and provide for other margin protection. During 2019, production capacity from our wood pellet production plants and wood pellets sourced from our affiliates and third parties were approximately equal to the contracted volumes under our existing long-term, take-or-pay off-take contracts. Our long-term, take-or-pay off-take contracts provide for a product sales backlog of $10.6 billion and have a total weighted-average remaining term of 11.4 years from February 1, 2020. Under our current product sales backlog, our plants are fully contracted through 2025. Assuming all volumes under the firm and contingent long-term off-take contracts held by our sponsor and the Sponsor JV were included with our product sales backlog for firm and contingent contracted product sales, our product sales backlog would increase to $19.6 billion and the total weighted-average remaining term from February 1, 2020 would increase to 13.8 years.
Our customers use our wood pellets as a substitute fuel for coal in dedicated biomass or co-fired coal power plants. Wood pellets serve as a suitable “drop-in” alternative to coal because of their comparable heat content, density and form. Due to the uninterruptible nature of our customers’ fuel consumption, our customers require a reliable supply of wood pellets that meet stringent product specifications. We have built our operations and assets to deliver and certify the highest levels of product quality and our proven track record of reliable deliveries enables us to charge premium prices for this certainty. In addition to our customers’ focus on the reliability of supply, they are concerned about the combustion efficiency of the wood pellets and their safe handling. Because combustion efficiency is a function of energy density, particle size distribution, ash/inert content and moisture, our customers require that we supply wood pellets meeting minimum criteria for a variety of specifications and, in some cases, provide incentives for exceeding our contract specifications.
Recent Developments
2026 Notes
On December 9 and December 12, 2019, Enviva Partners, LP, with its wholly owned subsidiary Enviva Partners Finance Corp., issued $550.0 million and $50.0 million, respectively, in principal amount of 6.5% senior unsecured notes due January 15, 2026 (the “2026 Notes”) in private placements under Rule 144A and Regulation S of the Securities Act of 1933, as amended (the “Securities Act”), for an aggregate principal amount of $600.0 million. We received gross proceeds of approximately $601.8 million from the offerings and net proceeds of approximately $595.8 million after deducting commissions and expenses. We used the net proceeds from the offerings (1) to redeem our existing $355.0 million principal amount of 8.5% senior unsecured notes due 2021 (the “2021 Notes”), including payment of the related redemption premium, (2) to repay borrowings under our senior secured revolving credit facility, including payment of the related accrued interest and (3) for general partnership purposes. Interest payments are due semi-annually in arrears on January 15 and July 15 of each year, commencing July 15, 2020.
Hamlet Drop-Down
The $165.0 million purchase price for the Hamlet Drop-Down consisted of (1) a cash payment of $24.7 million, net of a purchase price adjustment of $0.3 million, on April 2, 2019, (2) the issuance of 1,681,237 unregistered common units at a value of $29.74 per unit, or $50.0 million of common units, on April 20, 2019, (3) $50.0 million in cash paid on June 28, 2019, (4) a third and final cash payment of $40.0 million paid on January 2, 2020 and (5) the elimination of $3.0 million of net related-party receivables and payables included in the net assets of the Hamlet JV on the date of acquisition. We became a member of the Hamlet JV when we acquired the Class B Units on the date of the Hamlet Drop-Down.
The Hamlet JV owns the Hamlet plant and has a firm 15-year take-or-pay off-take contract to supply a customer with nearly 1.0 million MTPY of wood pellets following a ramp period through 2034. Prior to the Hamlet Drop-Down, we already had off-take contracts with the Hamlet JV to supply 470,000 MTPY of the volumes to be delivered pursuant to the 1.0 million MTPY contract; consequently, we acquired 500,000 MTPY in incremental product sales volumes in connection with the Hamlet Drop-Down.
On the date of the Hamlet Drop-Down:

•	We commenced an associated terminal services agreement to handle contracted volumes from the Hamlet plant.

•
We entered into an agreement with our sponsor, pursuant to which (1) our sponsor agreed to guarantee certain cash flows from the Hamlet plant until June 30, 2020, (2) our sponsor agreed to reimburse us for construction cost overruns in excess of budgeted capital expenditures for the Hamlet plant, subject to certain exceptions, (3) we agreed to pay to our sponsor quarterly incentive payments for any wood pellets produced by the Hamlet plant in excess of forecast production levels through June 30, 2020 and (4) our sponsor agreed to retain liability for certain claims payable, if any, by the Hamlet JV (the “Make-Whole Agreement”).

•
The Hamlet JV entered into an agreement with Enviva Management to waive the obligation to pay an aggregate of approximately $2.7 million of management fees payable to Enviva Management under the management services agreement (the “Hamlet JV MSA”) between the Hamlet JV and Enviva Management with respect to the period from the date of acquisition of the Hamlet plant until July 1, 2019 (the “Hamlet JV MSA Fee Waiver”).

•
We entered into an agreement with Enviva Management to waive our obligation to pay an aggregate of approximately $13.0 million in fees payable under our management services agreement (the “EVA MSA,” and together with the Hamlet JV MSA, the “MSAs”) with Enviva Management with respect to the period from the date of the Hamlet Drop-Down through the second quarter of 2020 (the “First EVA MSA Fee Waiver”).

•
Our sponsor assigned to us all of its rights and obligations under a credit agreement between the Hamlet JV, as borrower and our sponsor, as lender. On the date of the Hamlet Drop-Down, $4.1 million was outstanding from the Hamlet JV to our sponsor.

•
The Hamlet JV entered into an interim services agreement (the “ISA”) with Enviva Hamlet Operator, LLC, a wholly owned subsidiary of our sponsor (“Hamlet Operator”) pursuant to which Hamlet Operator, as an independent contractor, agreed to manage, operate, maintain and repair the Hamlet plant and provide other services to the Hamlet JV for the period from July 1, 2019 through June 30, 2020 in exchange for a fixed fee per metric ton (“MT”) of wood pellets produced by the Hamlet plant during such period and delivered at place to the Wilmington terminal. Under and during the term of the ISA, Hamlet Operator agreed to (1) pay all operating and maintenance expenses at the Hamlet plant, (2) cover all reimbursable general and administrative expenses associated with the Hamlet plant and (3) pay other costs and expenses incurred by the Hamlet plant to produce and sell the wood pellets delivered to the Wilmington terminal from the Hamlet plant. Our sponsor guarantees all obligations of Hamlet Operator under the ISA.
We are the managing member and primary beneficiary of the Hamlet JV. We included all accounts of the Hamlet JV in our consolidated results as of April 2, 2019 as the Class B Units represent a controlling interest in the Hamlet JV. We are generally unrestricted in managing the assets and cash flows of the Hamlet JV; however, certain decisions, such as those relating to the issuance and redemption of equity interests in the Hamlet JV, guarantees of indebtedness and fundamental changes, including mergers and acquisitions, asset sales and liquidation and dissolution of the Hamlet JV, require the approval of the members of the Hamlet JV.
Wilmington Terminal Second Payment
We made an initial payment of $56.0 million to the Hamlet JV as partial payment of the $130.0 million purchase price for the Wilmington terminal in October 2017 (the “Wilmington Drop-Down”). On April 1, 2019, we made the second and final payment of $74.0 million for the Wilmington Drop-Down consisting of 1,691,627 common units at a price of $29.38 per common unit, or approximately $50.0 million in common units, subject to certain adjustments, and approximately $24.0 million in cash (the “Second Payment”).
Shelf Registration - Equity Interests in the Partnership
We filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission (“SEC”) on June 21, 2019 to allow us, from time to time, in one or more offerings, to offer and sell (1) common units representing limited partner interests in Enviva Partners, LP and (2) preferred units representing equity interests in Enviva Partners, LP. The aggregate initial offering price of all securities sold by us under the effective shelf registration statement may not exceed $500.0 million.
On April 1, 2019, in connection with the Second Payment for the Wilmington Drop-Down, we issued 1,691,627 common units, or $49.7 million in common units, to the Hamlet JV, which common units were distributed to John Hancock. On April 2, 2019, in connection with the Hamlet Drop-Down, we issued 1,681,237 common units, or $50.0 million in common units, to our sponsor. In accordance with registration rights agreements with our sponsor and John Hancock, we registered the common units issued in connection with the Wilmington-Drop Down and the Hamlet Drop-Down for resale, subject to certain limitations, pursuant to our effective registration statement.
Mid-Atlantic Expansions
During 2019, we started construction to increase the aggregate wood pellet production capacity of our plants in Northampton, North Carolina, and Southampton, Virginia (the “Mid-Atlantic Expansions”) by approximately 400,000 MTPY. We expect to invest a total of approximately $130.0 million in additional wood pellet production assets and emissions control equipment for the Mid-Atlantic Expansions, of which we have spent $49.3 million through December 31, 2019. We expect to commence the production ramp for the Northampton and Southampton plant expansions in the second and third quarters of 2020, respectively.
Financing Activities
Our financing strategy is to fund acquisitions, drop-downs and major expansion projects with 50% equity and 50% debt. In keeping with such strategy, in addition to the approximately $100.0 million in common units issued as partial consideration for the Hamlet Drop-Down and the Second Payment, we issued an aggregate of 3,508,778 common units to investors in exchange for proceeds of $100.0 million in a registered direct offering (the “RDO”) pursuant to our effective registration statement at a purchase price of $28.50 per unit, representing a 4.2% discount to the 20-day volume-weighted average price as of March 20, 2019.
We used proceeds from the RDO, along with borrowings under our existing $350.0 million senior secured revolving credit facility and the common units issued as consideration for the Hamlet Drop-Down and the Second Payment, to finance (1)

$124.7 million of the total $165.0 million purchase price for the Hamlet Drop-Down, (2) the $74.0 million Second Payment, (3) the $24.0 million in capital expenditures, net of payments received pursuant to the Make-Whole Agreement, required to complete construction of the Hamlet plant and (4) the $130.0 million in expenditures required for the Mid-Atlantic Expansions.
Factors Impacting Comparability of Our Financial Results
Inventory Impairment and Asset Disposal
On February 27, 2018, a fire occurred at the Chesapeake terminal, causing damage to equipment and approximately 43,000 MT of wood pellets (the “Chesapeake Incident”). The Chesapeake terminal returned to operations on June 28, 2018. During the year ended December 31, 2018, we incurred $60.3 million in costs as a result of the Chesapeake Incident related to asset impairment, inventory write-off and disposal costs, emergency response costs, asset repair costs and business continuity costs, the latter of which represented incremental costs to commission temporary wood pellet storage and handling and ship loading operations at nearby locations to meet our contractual obligations to our customers. As of December 31, 2018, we had recovered $62.1 million related to the Chesapeake Incident, which included $1.8 million of lost profits. As of December 31, 2018, $3.8 million of probable insurance recoveries for the then-remaining costs not yet recovered were included in insurance receivables and subsequently received in February 2019, with an additional $0.5 million that was recognized as other income. During the year ended December 31, 2019, there were no fires or other incidents that materially affected operations at any of our plants or terminals.
We incurred other losses and costs associated with the Chesapeake Incident during and since the year ended December 31, 2018 and are pursuing outstanding claims of approximately $34.4 million related to such amounts. Consequently, our results of operations and cash flows, as well as our financial measures not presented in accordance with accounting principles generally accepted in the United States (“GAAP”), or non-GAAP financial measures, may not be comparable to those for reported periods before or after the year ended December 31, 2018.
Hurricane Events
In September 2018, Hurricane Florence caused unprecedented flooding across the Mid-Atlantic region. Our wood pellet production plant in Sampson County, North Carolina (the “Sampson plant”) and the Wilmington terminal incurred minor damage. The Sampson plant and Wilmington terminal were operational by September 30, 2018. The flooding impacted our ability to procure wood fiber as our raw material suppliers had limited access to tracts and many transportation routes for the delivery of wood fiber to our plants in the Mid-Atlantic region were temporarily closed.
In October 2018, our wood pellet production plant in Jackson County, Florida (the “Cottondale plant”) and a third-party deep-water marine terminal in Panama City, Florida (the “Panama City terminal”) incurred damage from the category four Hurricane Michael. The Cottondale plant was operational by October 31, 2018. Although we do not own material infrastructure assets at the Panama City terminal, Port Panama City remained closed for an extended period of time. As a result, portions of our shipping schedule were delayed and we incurred incremental logistics costs to deliver wood pellets to our customers.
We undertook substantial preparation in advance of Hurricane Florence and Hurricane Michael (collectively, “Hurricane Events”), including proactively idling operations, to secure the safety of our personnel and to minimize damage to our assets. Additionally, to minimize disruption to our customers, we commissioned temporary wood pellet storage and contracted alternative logistic capabilities.
During the year ended December 31, 2019, no major natural disasters affected operations at any of our plants or terminals.
How We Generate Revenue
Overview
We primarily earn revenue by supplying wood pellets to our customers under off‑take contracts, the majority of which are long-term in nature. Our off-take contracts are considered “take-or-pay” because they include a firm obligation of the customer to take a fixed quantity of product at a stated price and provisions that require that we be compensated in the case of a customer’s failure to accept all or a part of the contracted volumes or termination of a contract by a customer. Each of our long-term off-take contracts defines the annual volume of wood pellets that a customer is required to purchase and we are required to sell, the fixed price per MT for product satisfying a base net calorific value and other technical specifications. These prices are fixed for the entire term, and are subject to adjustments which may include annual inflation-based adjustments or price escalators, price adjustments for product specifications, as well as, in some instances, price adjustments due to changes in underlying indices. In addition to sales of our product under these long-term, off-take contracts, we routinely sell wood pellets under shorter-term contracts, which range in volume and tenor and, in some cases, may include only one specific shipment.

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
Depending on the specific off-take contract, shipping terms are either Cost, Insurance and Freight (“CIF”), Cost and Freight (“CFR”) or Free On Board (“FOB”). Under a CIF contract, we procure and pay for shipping costs, which include insurance and all other charges, up to the port of destination for the customer. Under a CFR contract, we procure and pay for shipping costs, which include insurance (excluding marine cargo insurance) and all other charges, up to the port of destination for the customer. Shipping under CIF and CFR contracts after control has passed to the customer is considered a fulfillment activity rather than a performance obligation and associated expenses are accrued and included in the price to the customer. Under FOB contracts, the customer is directly responsible for shipping costs.
In some cases, we may purchase shipments of product from third-party suppliers and resell them in back-to-back transactions (“purchase and sale transactions”). We typically are the principal in such transactions because we control the wood pellets prior to transferring them to the customer and therefore recognize related revenue on a gross basis.
Other Revenue
Other revenue includes fees from customers related to cancellations, deferrals or accelerations of shipments and the Commercial Services.
We recognize third- and related-party terminal services revenue ratably over the contract term. Terminal services are performance obligations that are satisfied over time, as customers simultaneously receive and consume the benefits of the terminal services we perform. The consideration is generally fixed for minimum quantities and services above-minimum quantities are generally billed based on a per-MT rate.
Contracted Backlog
As of February 1, 2020, we had approximately $10.6 billion of product sales backlog for firm and contingent contracted product sales to our long-term off-take customers and have a total weighted-average remaining term of 11.4 years compared to approximately $7.9 billion and a total weighted-average remaining term of 9.7 years as of February 1, 2019. Contracted backlog represents the revenue to be recognized under existing contracts assuming deliveries occur as specified in the contracts. Contracted future product sales denominated in foreign currencies, excluding revenue hedged with foreign currency forward contracts, are included in U.S. Dollars at February 1, 2020 forward rates. The contracted backlog includes forward prices including inflation, foreign currency and commodity prices. The amount also includes the effects of related foreign currency derivative contracts. Please read Part II, Item 8. “Financial Statements and Supplementary Data—Derivative Instruments” for more information regarding our foreign currency forward contracts.
Our expected future product sales revenue under our contracted backlog as of February 1, 2020 is as follows (in millions):

Period from February 1, 2020 to December 31, 2020	$782
Year ending December 31, 2021	1,043
Year ending December 31, 2022 and thereafter	8,751
Total product sales contracted backlog	$10,576
Assuming all volumes under the firm and contingent off-take contracts held by our sponsor and its joint ventures were included with our product sales contracted backlog for firm and contingent contracted product sales, the total weighted-average remaining term as of February 1, 2020 would increase to 13.8 years and product sales contracted backlog would increase to $19.6 billion as follows (in millions):

Period from February 1, 2020 to December 31, 2020	$782
Year ending December 31, 2021	1,086
Year ending December 31, 2022 and thereafter	17,699
Total product sales contracted backlog	$19,567

Included in the product sales contracted backlog above are $1.3 billion and $3.9 billion of contingent contracts held by the Partnership and our sponsor and its joint ventures, respectively.
Costs of Conducting Our Business
Cost of Goods Sold
Cost of goods sold includes the costs to produce and deliver our wood pellets to customers, reimbursable shipping-related costs associated with specific off-take contracts with CIF or CFR shipping terms and costs associated with purchase and sale transactions. The primary expenses incurred to produce and deliver our wood pellets consist of raw material, production and distribution costs.
We have strategically located our plants in the Mid-Atlantic and Gulf Coast regions of the United States, geographic areas in which wood fiber sources are plentiful and readily available. We have short-term and long-term contracts to manage the supply of raw materials into our plants. Delivered wood fiber costs include stumpage as well as harvesting, transportation and, in some cases, size reduction services provided by our suppliers. The majority of our product volumes are sold under off-take contracts that include cost pass-through mechanisms to mitigate increases in raw material and distribution costs.
Production costs at our production plants consist of labor, energy, tooling, repairs and maintenance and plant overhead costs. Production costs also include depreciation expense associated with the use of our plants and equipment and any gain or loss on disposal of associated assets. Some of our off-take contracts include price escalators that mitigate inflationary pressure on certain components of our production costs. In addition to the wood pellets that we produce at our owned and operated production plants, we selectively purchase additional quantities of wood pellets from third- and related-party wood pellet producers.
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
Raw material, production and distribution costs associated with delivering our wood pellets to our owned and leased marine terminals and third- and related-party wood pellet purchase costs are capitalized as a component of inventory. Fixed production overhead, including the related depreciation expense, is allocated to inventory based on the normal capacity of the production plants. These costs are reflected in cost of goods sold when inventory is sold. Distribution costs associated with shipping our wood pellets to our customers are expensed as incurred. Our inventory is recorded using the first-in, first-out method (“FIFO”), which requires the use of judgment and estimates. Given the nature of our inventory, the calculation of cost of goods sold is based on estimates used in the valuation of the FIFO inventory and in determining the specific composition of inventory that is sold to each customer.
Recoveries from customers for certain costs incurred at the discharge port under our off-take contracts are not considered a part of the transaction price, and therefore are excluded from product sales and included as an offset to cost of goods sold.
General and Administrative Expenses
We and our General Partner are party to the MSAs. Under the MSAs, direct or indirect internal or third-party expenses incurred are either directly identifiable or allocated to us. Our sponsor estimates the percentage of employee salaries and related benefits, third-party costs, office rent and expenses and any other overhead costs to be provided to us. Each month, our sponsor allocates the actual costs incurred using these estimates. Our sponsor also charges us for any directly identifiable costs such as goods or services provided at our request. We believe our sponsor’s assumptions and allocations have been made on a reasonable basis and are the best estimate of the costs that we would have incurred on a stand-alone basis.
How We Evaluate Our Operations
Adjusted Net Income
We define adjusted net income as net income excluding certain expenses incurred related to the Chesapeake Incident and Hurricane Events, consisting of emergency response expenses, expenses related to the disposal of inventory, and asset disposal and repair costs, offset by insurance recoveries received, as well as employee compensation and other related costs allocated to us in respect of the Chesapeake Incident and Hurricane Events pursuant to our management services agreement with an affiliate of our sponsor for services that could otherwise have been dedicated to our ongoing operations, certain non-cash waivers of fees for management services provided to us by our sponsor (collectively, the “MSA Fee Waivers”), interest expense associated with incremental borrowings related to the Chesapeake Incident and Hurricane Events, and early retirement of debt obligation and including certain sales and marketing, scheduling, sustainability, consultation, shipping and risk management services (collectively, the “Commercial Services”). We believe that adjusted net income enhances investors’ ability to compare the past financial performance of our underlying operations with our current performance separate from certain items of gain or loss that we characterize as unrepresentative of our ongoing operations.
Adjusted Gross Margin per Metric Ton
We define adjusted gross margin per metric ton as gross margin per metric ton excluding asset disposals, depreciation and amortization, changes in unrealized derivative instruments related to hedged items included in gross margin, MSA Fee Waivers, certain items of income or loss that we characterize as unrepresentative of our ongoing operations, including certain expenses incurred related to the Chesapeake Incident and Hurricane Events, consisting of emergency response expenses, expenses related to the disposal of inventory, and asset disposal and repair costs, offset by insurance recoveries received, as well as employee compensation and other related costs allocated to us in respect of the Chesapeake Incident and Hurricane Events pursuant to our management services agreement with an affiliate of our sponsor for services that could otherwise have been dedicated to our ongoing operations, and acquisition costs and including the Commercial Services. We believe adjusted gross margin per metric ton is a meaningful measure because it compares our revenue-generating activities to our operating costs for a view of profitability and performance on a per metric ton basis. Adjusted gross margin per metric ton will primarily be affected by our ability to meet targeted production volumes and to control direct and indirect costs associated with procurement and delivery of wood fiber to our production plants and the production and distribution of wood pellets.
Adjusted EBITDA
We define adjusted EBITDA as net income excluding depreciation and amortization, interest expense, income tax expense, early retirement of debt obligations, MSA Fee Waivers, non-cash unit compensation expense, asset impairments and disposals, changes in unrealized derivative instruments related to hedged items included in gross margin and other income and expense, certain items of income or loss that we characterize as unrepresentative of our ongoing operations, including certain expenses incurred related to the Chesapeake Incident and Hurricane Events, consisting of emergency response expenses, expenses related to the disposal of inventory, and asset disposal and repair costs, offset by insurance recoveries received, as well as employee compensation and other related costs allocated to us in respect of the Chesapeake Incident and Hurricane Events pursuant to our management services agreement with an affiliate of our sponsor for services that could otherwise have been dedicated to our ongoing operations, and acquisition costs and including the Commercial Services. Adjusted EBITDA is a supplemental measure used by our management and other users of our financial statements, such as investors, commercial banks and research analysts, to assess the financial performance of our assets without regard to financing methods or capital structure.
Distributable Cash Flow
We define distributable cash flow as adjusted EBITDA less maintenance capital expenditures and interest expense net of amortization of debt issuance costs, debt premium, original issue discounts, interest expense on the redemption of the 2021 Notes and the impact from incremental borrowings related to the Chesapeake Incident and Hurricane Events. We use distributable cash flow as a performance metric to compare the cash-generating performance of the Partnership from period to period and to compare the cash-generating performance for specific periods to the cash distributions (if any) that are expected to be paid to our unitholders. We do not rely on distributable cash flow as a liquidity measure.
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
Results of Operations
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

	Year Ended December 31,		Change	Chesapeake Incident and Hurricane Events	Net Change
	2019	2018
	(in thousands)
Product sales	$674,251	$564,010	$110,241	$300	$109,941
Other revenue (1)	10,142	9,731	411	—	411
Net revenue	684,393	573,741	110,652	300	110,352
Cost of goods sold(1)	549,701	461,735	87,966	(8,584)	96,550
Loss on disposal of assets	3,103	2,386	717	—	717
Depreciation and amortization	50,521	40,179	10,342	—	10,342
Total cost of goods sold	603,325	504,300	99,025	(8,584)	107,609
Gross margin	81,068	69,441	11,627	8,884	2,743
General and administrative expenses	11,897	10,545	1,352	(5,222)	6,574
Related-party management services agreement fee	24,492	17,096	7,396	—	—
Total general and administrative expenses	36,389	27,641	8,748	(5,222)	13,970
Income from operations	44,679	41,800	2,879	14,106	(11,227)
Interest expense	(39,344)	(36,471)	(2,873)	(138)	(2,735)
Early retirement of debt obligation	(9,042)	(751)	(8,291)	—	(8,291)
Other income (expense)	764	2,374	(1,610)	—	(1,610)
Net (loss) income	$(2,943)	$6,952	$(9,895)	$13,968	$(23,863)
(1) See Part II, Item 8. “Financial Statements and Supplementary Data—Note 15, Related-Party Transactions”
Product sales
Revenue related to product sales for wood pellets produced or procured by us increased to $674.3 million in 2019 from $564.0 million in 2018. The $110.2 million, or 20%, increase was primarily attributable to a 19% increase in product sales volumes for the year ended December 31, 2019 as compared to the year ended December 31, 2018.
Cost of goods sold
Cost of goods sold increased to $603.3 million for the year ended December 31, 2019 from $504.3 million for the year ended December 31, 2018, an increase of $99.0 million, or 20%. Excluding the impact of the Chesapeake Incident and Hurricane Events, specifically $1.1 million of insurance recoveries received, net of costs incurred, during the year ended December 31, 2019 and $7.5 million of expenses incurred, net of insurance recoveries received, during the year ended December 31, 2018, costs of goods sold would have increased by 21%, which is primarily attributable to a 19% increase in product sales volumes during the year ended December 31, 2019 as compared to the year ended December 31, 2018.
Gross margin
Gross margin was $81.1 million for the year ended December 31, 2019 as compared to $69.4 million for the year ended December 31, 2018, an increase of $11.6 million, or 17%. The $11.6 million increase in gross margin was primarily attributable to a 19% increase in product sales volumes during the year ended December 31, 2019, as compared to the year ended December 31, 2018.

Adjusted gross margin per metric ton

	Year Ended December 31,
	2019	2018	Change
	(in thousands, except per metric ton)
Reconciliation of gross margin to adjusted gross margin per metric ton:
Gross margin	$81,068	$69,441	$11,627
Loss on disposal of assets	3,103	2,386	717
Depreciation and amortization	50,521	40,179	10,342
Chesapeake Incident and Hurricane Events	(1,085)	7,799	(8,884)
Changes in the fair value of derivative instruments	4,588	(4,032)	8,620
MSA Fee Waivers	5,000	—	5,000
Acquisition costs	4,296	—	4,296
Commercial Services	4,139	—	4,139
Adjusted gross margin	$151,630	$115,773	$35,857
Metric tons sold	3,564	2,983	581
Adjusted gross margin per metric ton	$42.54	$38.81	$3.73
We earned an adjusted gross margin of $151.6 million, or $42.54 per MT, for the year ended December 31, 2019 compared to $115.8 million, or $38.81 per MT, for the year ended December 31, 2018.
As described below, the increase in adjusted gross margin is due to (1) the waiver of $5.0 million in fees pursuant to the Second EVA MSA Fee Waiver, (2) the receipt of a non-refundable payment of $4.1 million for the Commercial Services and (3) the exclusion of $4.3 million of acquisition costs associated with our evaluation of the Potential Target.
As consideration for an assignment of two shipping contracts to our sponsor to rebalance our and our sponsor’s respective shipping obligations under our existing long-term off-take contracts, our sponsor waived certain management services fees pursuant to the EVA MSA during 2019 (the “Second EVA MSA Fee Waiver”).
Adjusted gross margin for the year ended December 31, 2019 excludes $4.3 million increase of incremental costs, which are unrepresentative of our ongoing operations, in connection with our evaluation of a third-party wood pellet production plant we previously had considered and were considering, purchasing (the “Potential Target”). When we commenced our review, the Potential Target had recently returned to operations following an extended shutdown during a bankruptcy proceeding with the intent of demonstrating favorable operations prior to proceeding to an auction sale process; however, the Potential Target had not yet established a logistics chain through a viable export terminal, given that the terminal through which the plant historically had exported was not operational at the time and was not reasonably certain to become operational in the future. Accordingly, as part of our diligence of the Potential Target, we developed an alternative logistics chain to bring the Potential Target’s wood pellets to market and began purchasing the production of the Potential Target for a trial period. The incremental costs associated with the establishment and evaluation of this new logistics chain primarily consist of barge, freight, trucking, storage and shiploading services. We have completed our evaluation of the alternative logistics chain and, therefore, do not expect to incur additional costs of this nature in the future.
During the quarter ended December 31, 2019, we received a non-refundable payment of $5.6 million from a customer in consideration for our performance during the quarter of certain sales and marketing, scheduling, sustainability, consultation, shipping and risk management services (collectively, the “Commercial Services”) that were outside of the scope of our existing take-or-pay off-take contract. The customer had requested the Commercial Services, among other things, in order to avoid its exposure to market price volatility associated with its anticipated failure to take required deliveries of certain wood pellet volumes during the fourth quarter of 2019 and first half of 2020 pursuant to the off-take contract. The Commercial Services had a value to the customer of $5.6 million. We included the entire non-refundable payment of $5.6 million in our publicly stated guidance for 2019 in our press release issued October 30, 2019.
Under GAAP, we recognized $1.5 million of the $5.6 million payment as revenue during the fourth quarter of 2019, under the breakage model of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), and recorded the remaining $4.1 million as deferred revenue as of December 31, 2019, to be recognized as revenue during the first six months of 2020 in accordance with the original product sales schedule under the off-take contract. For presentation of our non-GAAP measures, we have included the $4.1 million in adjusted net income, adjusted gross margin per metric ton and adjusted EBITDA for the year ended December 31, 2019 as such amount relates to our performance of the

Commercial Services, which we completed and for which we were compensated in 2019. The $4.1 million payment increased adjusted net income, adjusted gross margin per metric ton and adjusted EBITDA for the year ended December 31, 2019 and will reduce adjusted net income, adjusted gross margin per metric ton and adjusted EBITDA during the first six months of 2020 as the $4.1 million is recognized as revenue under GAAP.
General and administrative expenses
General and administrative expenses were $36.4 million for the year ended December 31, 2019 and $27.6 million for the year ended December 31, 2018. The $8.7 million increase in general and administrative expenses is primarily attributable to the consolidation of the Hamlet JV following the Hamlet Drop-Down on April 2, 2019.
Interest expense
We incurred $39.3 million of interest expense during the year ended December 31, 2019 and $36.5 million during the year ended December 31, 2018. The increase in interest expense from the prior year was primarily attributable to an increase in borrowings under our senior secured revolving credit facility.
Early retirement of debt obligation
We redeemed all $355.0 million of aggregate principal amount of 2021 Notes and recognized a $9.0 million loss on the early retirement of debt obligation consisting of a $7.5 million debt redemption premium and $1.5 million for the write-off of unamortized debt issuance costs, original issue discount and premium. The amounts were amortized over the term of the 2021 Notes and were expensed in December 2019 when we repaid $355.0 million of aggregate principal amount of the 2021 Notes.
We incurred a $0.8 million charge during the year ended December 31, 2018 for the write-off of debt issuance costs and original issue discount associated with our senior secured revolving credit facility. The amounts were amortized over the term of the debt and were expensed in October 2018 when we repaid $41.2 million of term-loan borrowings outstanding under the senior secured revolving credit facility.
Other income
The $2.4 million of other income during the year ended December 31, 2018 primarily consists of $1.8 million of insurance proceeds received for lost margin on product sales related to the Chesapeake Incident.
Adjusted net income

	Year Ended December 31,
	2019	2018	Change
	(in thousands)
Reconciliation of net (loss) income to adjusted net income:
Net (loss) income	$(2,943)	$6,952	$(9,895)
Chesapeake Incident and Hurricane Events	(1,155)	12,951	(14,106)
MSA Fee Waivers	22,600	—	22,600
Interest expense from incremental borrowings related to Chesapeake Incident and Hurricane Events	1,705	1,567	138
Early retirement of debt obligation	9,042	751	8,291
Commercial Services	4,139	—	4,139
Adjusted net income	$33,388	$22,221	$11,167
We generated adjusted net income of $33.4 million for the year ended December 31, 2019 compared to $22.2 million for the year ended December 31, 2018. The $11.2 million increase in adjusted net income was attributable to an increase in MSA Fee Waivers of $22.6 million and $8.3 million of early retirement of debt obligation, partially offset by a $14.1 million decrease in adjustments related to the Chesapeake Incident and Hurricane Events and a $9.9 million increase in net loss primarily attributable to the factors described above.

Adjusted EBITDA

	Year Ended December 31,
	2019	2018	Change
	(in thousands)
Reconciliation of net (loss) income to adjusted EBITDA:
Net (loss) income	$(2,943)	$6,952	$(9,895)
Add:
Depreciation and amortization	51,581	40,745	10,836
Interest expense	39,344	36,471	2,873
Early retirement of debt obligation	9,042	751	8,291
Non-cash unit compensation expense	5,410	6,229	(819)
Asset impairments and disposals	3,103	2,386	717
Chesapeake Incident and Hurricane Events	(1,155)	12,951	(14,106)
Changes in the fair value of derivative instruments	4,588	(4,032)	8,620
MSA Fee Waivers	22,600	—	22,600
Acquisition costs	5,566	178	5,388
Commercial Services	4,139	—	4,139
Adjusted EBITDA	$141,275	$102,631	$38,644
We generated adjusted EBITDA of $141.3 million for the year ended December 31, 2019 compared to $102.6 million for the year ended December 31, 2018. The $38.6 million increase was primarily attributable to the factors described above under the heading “Adjusted gross margin per metric ton.”
Distributable cash flow
The following is a reconciliation of adjusted EBITDA to distributable cash flow:

	Year Ended December 31,
	2019	2018	Change
	(in thousands)
Adjusted EBITDA	$141,275	$102,631	$38,644
Less:
Interest expense, net of amortization of debt issuance costs, debt premium, original issue discount, interest expense on the redemption of the 2021 Notes, and impact from incremental borrowings related to Chesapeake Incident and Hurricane Events	35,893	33,970	1,923
Maintenance capital expenditures	6,922	4,872	2,050
Distributable cash flow attributable to Enviva Partners, LP	98,460	63,789	34,671
Less: Distributable cash flow attributable to incentive distribution rights	11,439	5,867	5,572
Distributable cash flow attributable to Enviva Partners, LP limited partners	$87,021	$57,922	$29,099

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

	Year Ended December 31,		Change	Chesapeake Incident and Hurricane Events	Net Change
	2018	2017
	(in thousands)
Product sales	$564,010	$522,250	$41,760	$(300)	$42,060
Other revenue (1)	9,731	20,971	(11,240)	—	(11,240)
Net revenue	573,741	543,221	30,520	(300)	30,820
Cost of goods sold (1)	461,735	419,616	42,119	7,490	34,629
Loss on disposal of assets	2,386	4,899	(2,513)	—	(2,513)
Depreciation and amortization	40,179	39,904	275	—	275
Total cost of goods sold	504,300	464,419	39,881	7,490	32,391
Gross margin	69,441	78,802	(9,361)	(7,790)	(1,571)
General and administrative expenses	10,545	14,975	(4,430)	5,161	(9,591)
Related-party management services agreement fee	17,096	15,132	1,964	—	1,964
Impairment of assets held for sale	—	827	(827)	—	(827)
Total general and administrative expenses	27,641	30,934	(3,293)	5,161	(8,454)
Income from operations	41,800	47,868	(6,068)	(12,951)	6,883
Interest expense	(36,471)	(31,744)	(4,727)	(1,567)	(3,160)
Early retirement of debt obligation	(751)	—	(751)	—	(751)
Other income (expense)	2,374	(1,751)	4,125	—	4,125
Net income	6,952	14,373	(7,421)	(14,518)	7,097
Less net loss attributable to noncontrolling partners’ interests	—	3,140	(3,140)	—	(3,140)
Net income attributable to Enviva Partners, LP	$6,952	$17,513	$(10,561)	$(14,518)	$3,957
(1) See Part II, Item 8. “Financial Statements and Supplementary Data—Note 15, Related-Party Transactions”
Product sales
Revenue related to product sales for wood pellets produced or procured by us increased to $564.0 million in 2018 from $522.3 million in 2017. The $41.8 million, or 8%, increase was primarily attributable to a 10% increase in product sales volumes for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The increase in product sales was partially offset by a decrease in pricing during the year ended December 31, 2018 due primarily to customer contract mix. The increase in product sales is also attributable to the adoption of ASC 606.
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
Cost of goods sold
Cost of goods sold increased to $504.3 million for the year ended December 31, 2018 from $464.4 million for the year ended December 31, 2017. The $39.9 million, or 9%, increase was primarily attributable to an increase in our product sales volumes.
Gross margin
Gross margin was $69.4 million for the year ended December 31, 2018 as compared to $78.8 million for the year ended December 31, 2017. The $9.4 million decrease in gross margin was primarily attributable to the following:

•	An $11.2 million decrease in other revenue as described above.

•
A $7.8 million decrease related to the Chesapeake Incident and Hurricane Events, which was attributable to idling our plants and terminals due to the Hurricane Events as well as related costs we incurred to commission temporary wood pellet storage and establish alternative logistic capabilities. This decrease is also attributable to employee compensation and other related costs associated with the Chesapeake Incident and Hurricane Events allocated to us pursuant to the EVA MSA for services that could otherwise have been dedicated to our ongoing operations.

•	Lower pricing due to customer contract mix, partially offset by changes in unrealized derivative instruments (see Note 10, Derivative Instruments), which decreased gross margin by $4.4 million.

•	An increase in depreciation expense, which decreased gross margin by $0.3 million.
Offsetting the above were:

•
An increase in product sales volumes increased gross margin by $10.0 million. Adjusting for the impact of ASC 606 for comparison purposes, we would have sold 2,983,000 MT during the year ended December 31, 2018, or approximately 259,000 MT more than the year ended December 31, 2017.

•	Lower loss on asset disposals, which increased gross margin by $2.5 million.

•	Lower production costs of our wood pellets, which increased gross margin by $1.8 million.
Adjusted gross margin per metric ton

	Year Ended December 31,
	2018	2017	Change
	(in thousands, except per metric ton)
Reconciliation of gross margin to adjusted gross margin per metric ton:
Gross margin	$69,441	$78,802	$(9,361)
Loss on disposal of assets	2,386	4,899	(2,513)
Depreciation and amortization	40,179	39,904	275
Chesapeake Incident and Hurricane Events	7,799	—	7,799
Changes in the fair value of derivative instruments	(4,032)	—	(4,032)
Adjusted gross margin	$115,773	$123,605	$(7,832)
Metric tons sold	2,983	2,724	259
Adjusted gross margin per metric ton	$38.81	$45.38	$(6.57)
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
The $2.5 million decrease during the year ended December 31, 2018 as compared to the year ended December 31, 2017 is primarily attributable to a $3.4 million decrease in acquisition-related transaction expenses. Included in the $27.6 million of general and administrative expenses is $5.2 million of employee compensation and other related costs associated with the Chesapeake Incident and Hurricane Events allocated to us pursuant to the EVA MSA for services that could otherwise have been dedicated to our ongoing operations.
Disposal of assets held for sale
During the year ended December 31, 2017, we recorded a loss on the sale of $0.8 million, net, upon deconsolidation of the Wiggins plant.

Interest expense
We incurred $36.5 million of interest expense during the year ended December 31, 2018 and $31.7 million during the year ended December 31, 2017. The increase in interest expense from the prior year was primarily attributable to an increase in our long-term debt outstanding. See “Liquidity and Capital Resources—2021 Notes” below. We also incurred $1.6 million in interest expense on revolving borrowings under our senior secured revolving credit facility to fund timing differences between expenses incurred and associated insurance recoveries related to the Chesapeake Incident.
Early retirement of debt obligation
We incurred a $0.8 million charge during the year ended December 31, 2018 for the write-off of debt issuance costs and original issue discount associated with our senior secured revolving credit facility. The amounts were amortized over the term of the debt and were expensed in October 2018 when we repaid $41.2 million of term-loan borrowings outstanding under our senior secured revolving credit facility.
Other income (expense)
The $2.4 million of other income during the year ended December 31, 2018 primarily consists of $1.8 million of insurance proceeds received for lost margin on product sales related to the Chesapeake Incident.
Certain cash flow hedges related to foreign currency exchange risk previously designated as hedges ceased to qualify for hedge accounting treatment and we discontinued hedge accounting for such hedge transactions on December 31, 2017. A $1.6 million loss included in accumulated other comprehensive income was reclassified to other expense.
Adjusted net income

	Year Ended December 31,
	2018	2017	Change
	(in thousands)
Reconciliation of net income to adjusted net income:
Net income	$6,952	$14,373	$(7,421)
Chesapeake Incident and Hurricane Events	12,951	—	12,951
Interest expense from incremental borrowings related to Chesapeake Incident and Hurricane Events	1,567	—	1,567
Early retirement of debt obligation	751	—	751
Adjusted net income	$22,221	$14,373	$7,848
We generated adjusted net income of $22.2 million for the year ended December 31, 2018 compared to $14.4 million for the year ended December 31, 2017.

Adjusted EBITDA

	Year Ended December 31,
	2018	2017	Change
	(in thousands)
Reconciliation of net income to adjusted EBITDA:
Net income	$6,952	$14,373	$(7,421)
Add:
Depreciation and amortization	40,745	40,361	384
Interest expense	36,471	31,744	4,727
Early retirement of debt obligation	751	—	751
Non-cash unit compensation expense	6,229	5,014	1,215
Asset impairments and disposals	2,386	5,726	(3,340)
Changes in the fair value of derivative instruments	(4,032)	1,565	(5,597)
Chesapeake Incident and Hurricane Events	12,951	—	12,951
Acquisition costs	178	3,598	(3,420)
Adjusted EBITDA	$102,631	$102,381	$250
We generated adjusted EBITDA of $102.6 million for the year ended December 31, 2018 compared to $102.4 million for the year ended December 31, 2017. The $0.3 million increase was primarily attributable to the factors described above under the heading “Gross margin” and “General and administrative expenses.”
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

Cash Distributions
To the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, we intend to pay to holders of our common units cash distributions of at least the minimum quarterly distribution of $0.4125 per common unit per quarter, which equates to approximately $13.9 million per quarter, or approximately $55.4 million per year, based on the number of common units outstanding as of February 14, 2020.
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
We expect to invest a total of approximately $130.0 million in additional wood pellet production assets and emissions control equipment for the Mid-Atlantic Expansions, of which we have spent $49.3 million through December 31, 2019. We expect to commence the production ramp for the Northampton and Southampton plant expansions in the second and third quarters of 2020, respectively.
Long-Term Debt
2026 Notes
On December 9 and December 12, 2019, Enviva Partners, LP, with its wholly owned subsidiary Enviva Partners Finance Corp., issued $550.0 million and $50.0 million, respectively, in aggregate principal amount of, 6.5% senior unsecured notes due January 15, 2026 (the “2026 Notes) in private placements under Rule 144A and Regulation S of the Securities Act of 1933, as amended, for a total combined aggregate principal amount outstanding of $600.0 million maturing in 2026. We received gross proceeds of approximately $601.8 million from the offerings and net proceeds of approximately $595.8 million after deducting commissions and expenses. We used the net proceeds from the offerings to (1) redeem our existing $355.0 million principal amount of 8.5% senior unsecured 2021 Notes, including payment of the related redemption premium, (2) repay borrowings under our senior secured revolving credit facility, including payment of the related accrued interest and (3) for general partnership purposes. Interest payments are due semi-annually in arrears on January 15 and July 15 of each year, commencing July 15, 2020.
We may redeem all or a portion of the 2026 Notes at any time at the applicable redemption price, plus accrued and unpaid interest, if any (subject to the right of holders of record on the relevant record date to receive interest due on an interest payment date that is on or prior to the redemption date), and, in some cases, plus a make-whole premium.
We were in compliance with the covenants and restrictions associated with, and no events of default existed under, the indenture dated as of December 9, 2019 governing the 2026 Notes as of December 31, 2019. The 2026 Notes are guaranteed jointly and severally on a senior unsecured basis by our existing subsidiaries (excluding Enviva Partners Finance Corp.) that guarantee certain of our indebtedness and may be guaranteed by certain future restricted subsidiaries. For additional information on our senior secured credit facility, see Note 14, Long-Term Debt and Finance Lease Obligations.
2021 Notes
On December 9, 2019, we redeemed all $355.0 million of aggregate principal amount of 6.5% senior unsecured notes due 2021 (the “2021 Notes”) and recognized a $9.0 million loss on the early retirement of debt obligation consisting of a $7.5 million debt redemption premium and $1.5 million for the write-off of unamortized debt issuance costs, original issue discount and premium. The amounts were amortized over the term of the 2021 Notes and were expensed in December 2019 when we repaid $355.0 million of aggregate principal amount of the 2021 Notes. The 2021 Notes early redemption was funded from the issuance of the 2026 Notes.

Senior Secured Revolving Credit Facility
We have a $350.0 million senior secured revolving credit facility that matures on October 18, 2023.
Borrowings under the revolving credit commitments thereunder bear interest, at our option, at either a Eurodollar rate or at a base rate, in each case, plus an applicable margin. The applicable margin will fluctuate between 1.75% per annum and 3.00% per annum, in the case of Eurodollar rate borrowings, or between 0.75% per annum and 2.00% per annum, in the case of base rate loans, in each case, based upon our Total Leverage Ratio (as defined in our credit agreement) at such time, with 25 basis point increases or decreases for each 0.50 increase or decrease in our Total Leverage Ratio from 2.75:1:00 to 4.75:1:00.
We are required to pay a commitment fee on the daily unused amount under the revolving credit commitments at a rate between 0.25% and 0.50% per annum.
The credit agreement contains certain covenants, restrictions and events of default. We are required to maintain (1) a maximum Total Leverage Ratio at or below 4.75 to 1.00 (or 5.00 to 1.00 during a Material Transaction Period and (2) a minimum Interest Coverage Ratio (as defined in our credit agreement) of not less than 2.25 to 1.00.
As of December 31, 2019, we were in compliance with all covenants and restrictions associated with, and no events of default existed under, the credit agreement governing our senior secured revolving credit facility. Our obligations under the senior secured revolving credit facility are guaranteed by certain of our subsidiaries and secured by liens on substantially all of our assets; however, the senior secured revolving credit facility is not guaranteed by the Hamlet JV or secured by liens on its assets. For additional information on our senior secured revolving credit facility, see Note 14, Long-Term Debt and Finance Lease Obligations.
Shelf Registration - Equity Interests in the Partnership
We filed a shelf registration statement on Form S-3 with the SEC on June 21, 2019 to allow us, from time to time, in one or more offerings, to offer and sell (1) common units representing limited partner interests in Enviva Partners, LP and (2) preferred units representing equity interests in Enviva Partners, LP. The aggregate initial offering price of all securities sold by us under the effective shelf registration statement may not exceed $500.0 million.
On April 1, 2019, in connection with the Second Payment for the Wilmington Drop-Down, we issued 1,691,627 common units, or $49.7 million in common units, to the Hamlet JV, which common units were distributed to John Hancock. On April 2, 2019, in connection with the Hamlet Drop-Down, we issued 1,681,237 common units, or $50.0 million in common units, to our sponsor. In accordance with registration rights agreements with our sponsor and John Hancock, we registered the common units issued in connection with the Wilmington-Drop Down and the Hamlet Drop-Down for resale, subject to certain limitations, pursuant to the effective shelf registration statement.
At-the-Market Offering Program
Pursuant to an equity distribution agreement dated August 8, 2016, we may offer and sell common units from time to time through a group of managers, subject to the terms and conditions set forth in such agreement, of up to an aggregate sales amount of $100.0 million (the “ATM Program”).
We did not sell any units under the ATM Program during 2019. As of February 14, 2020, $88.4 million remained available for issuance under the ATM Program.

Cash Flows
The following table sets forth a summary of our net cash flows from operating, investing and financing activities for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31
	2019	2018	2017
	(in thousands)
Net cash provided by operating activities	$53,860	$84,053	$87,095
Net cash used in investing activities	(177,483)	(26,002)	(28,601)
Net cash provided by (used in) financing activities	130,216	(56,115)	(58,436)
Net increase in cash and cash equivalents	$6,593	$1,936	$58

Cash Provided by Operating Activities
Net cash provided by operating activities was $53.9 million, $84.1 million and $87.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The $30.2 million decrease in cash provided by operating activities during the year ended December 31, 2019 compared to the year ended December 31, 2018 was largely due to changes in working capital, primarily attributable to the Chesapeake Incident.
The $3.0 million decrease in cash provided by operating activities during the year ended December 31, 2018 compared to the year ended December 31, 2017 was largely due to changes in working capital, primarily attributable to the Chesapeake Incident.
Cash Used in Investing Activities
Net cash used in investing activities was $177.5 million, $26.0 million and $28.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The year ended December 31, 2019 includes a payment of $74.7 million in cash consideration for the Hamlet Drop-Down. The $111.3 million of cash used for property, plant and equipment during the year is primarily attributable to the completion of construction of the Hamlet plant and capital expenditures associated with the Mid-Atlantic Expansions.
The year ended December 31, 2018 includes $26.0 million in cash used for property, plant and equipment, which includes $16.9 million related to projects intended to increase the operating income or operating capacity of our plants, $4.9 million of capital expenditures to maintain operations and $5.3 million of capital expenditures associated with the Chesapeake Incident, offset by $1.1 million of insurance recoveries received.
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
Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities was $130.2 million for the year ended December 31, 2019. Net cash used in financing activities was $56.1 million and $58.4 million for the years ended December 31, 2018 and 2017, respectively. The $186.3 million increase in net cash provided by financing activities in 2019, as compared to 2018, is primarily attributable to an increase in net proceeds from common unit issuances of $96.6 million and an increase of $143.9 million in proceeds from debt issuance, mainly due to the issuance of the 2026 Notes, net of principal payments on debt and finance lease obligations offset by the $24.3 million cash portion of the Second Payment.
Net cash used in financing activities during the year ended December 31, 2018 related primarily to distributions paid to our unitholders of $73.5 million, a $4.5 million tax withholding payment associated with the settlement of phantom unit awards that vested pursuant to our Long-Term Incentive Plan (the “LTIP”), a $2.3 million payment to our General Partner to purchase common units related to the settlement of phantom unit awards under the LTIP and $2.5 million in cash paid related to debt issuance costs. Offsetting the cash used in financing activities during the year ended December 31, 2018 was $26.5 million, net, in debt issuance proceeds.
Net cash used in financing activities during the year ended December 31, 2017 related primarily to distributions paid to our unitholders of $64.3 million, distributions to our sponsor of $55.9 million related to the Wilmington Drop-Down and $83.0 million of repayments, net, on our debt and finance lease obligations. The net cash used in financing activities was partially offset by proceeds of $60.0 million from the 2021 Notes and $72.0 million of borrowings under our senior secured revolving credit facility.

Contractual Obligations

Contractual Obligations	Total	2020	2021-2022	2023-2024	2025 and Beyond
	(in thousands)
Long-term debt (1)	$600,000	$—	$—	$—	$600,000
Finance leases (2)	7,538	4,584	2,573	381	—
Other long-term debt (3)	2,006	2,006	—	—	—
Operating leases (4)	80,570	4,140	7,609	7,291	61,530
Interest payments (5)	238,386	23,723	78,144	78,019	58,500
Purchase obligations (6)	11,644	11,644	—	—	—
Shipping commitments (7)	928,486	80,606	158,150	145,485	544,245
Other purchase commitments (8)	612,964	220,632	286,423	105,909	—
	$2,481,594	$347,335	$532,899	$337,085	$1,264,275
____________________________________________

(1)	Long-term debt as of December 31, 2019 consisted of $593.5 million of outstanding indebtedness, net of unamortized discount, premium and debt issuance of $6.5 million related to the 2026 Notes.

(2)	Finance leases are related to machinery, equipment and other assets included in property, plant and equipment.

(3)	Other long-term debt primarily consists of a note payable held by Enviva Pellets Amory, LLC (“Amory”), a wholly owned subsidiary of the Partnership.

(4)	Operating leases are related to real estate, machinery, equipment and other assets with an initial term of longer than 12 months.

(5)	Cash obligations for interest expense reflect, as of December 31, 2019, (1) interest payments related to the 2026 Notes and (2) interest payments related to finance leases and other long-term debt.

(6)
At December 31, 2019, we had $11.6 million of purchase obligations, which consisted of commitments for the purchase of materials, supplies and the engagement of services for the operation of our facilities to be used in the normal course of business. The amounts presented in the table do not include items already recorded in accounts payable or accrued liabilities at December 31, 2019.

(7)
In order to mitigate volatility in our shipping costs, we have entered into fixed-price shipping contracts with reputable shippers matching the terms and volumes of certain of our off‑take contracts for which we are responsible for arranging shipping. Our contracts with shippers include provisions as to the minimum amount of MTPY to be shipped and may also stipulate the number of shipments. Pursuant to these contracts, the terms of which extend to up to 15 years, charges are based on a fixed‑price per MT and, in most cases, there are adjustment provisions for increases in the price of fuel or for other distribution-related costs. The price per MT may also vary depending on the loading port and the discharge port. Our shippers commit their resources based on our planned shipments and we would likely be liable for a portion of their expenses if we deviated from our communicated plans. As of December 31, 2019, we estimate our obligations related to these shipping contracts to be approximately $928.5 million through 2039. These amounts will be offset by the related sales transactions in the same period, which are not included in the table above.

(8)
Purchase and other commitments consist primarily of commitments under certain wood fiber and wood pellet purchases, handling and terminal and stevedoring service contracts. Some of our suppliers and service providers commit resources based on our planned purchases and require minimum levels of commitments. The supply agreements for the purchase of 1,620,000 MT of wood pellets from British Columbia are fully offset by an agreement to sell 1,620,000 MT of wood pellets to the same counterparty from our terminal locations. The amounts in the table represent an estimate of the costs we would incur under these contracts as of December 31, 2019. Many of our contracts are requirement contracts and currently do not represent a firm commitment to purchase from our suppliers; therefore, they are not reflected in the table above. Under these contracts, we may be liable for the costs incurred on services rendered until termination and the costs of any supplies on hand.

Off‑Balance Sheet Arrangements
As of December 31, 2019, we did not have any off‑balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S‑K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or a variable interest in unconsolidated entities.
Recently Issued Accounting Pronouncements
See Part II, Item 8. “Financial Statements and Supplementary Data—Note 2, “Significant Accounting Policies—Recently Adopted Accounting Standards and Recently Issued Accounting Standards not yet Adopted,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for a description of recently issued and adopted accounting pronouncements.
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
Revenue Recognition
We primarily earn revenue by supplying wood pellets to customers under off-take contracts, the majority of the commitments under which are long-term in nature. We refer to the structure of our off-take contracts as “take-or-pay” because they include a firm obligation of the customer to take a fixed quantity of product at a stated price and provisions that ensure we will be compensated in the case of a customer’s failure to accept all or a part of the contracted volumes or termination of a contract. Our long-term off-take contracts define the annual volume of wood pellets that a customer is required to purchase and we are required to sell, the fixed price per MT for product satisfying a base net calorific value and other technical specifications. The prices are fixed for the entire term and are subject to adjustments which may include annual inflation-based adjustments or price escalators, price adjustments for product specifications, as well as, in some instances, price adjustments due to changes in underlying indices. In addition to sales of our product under these long-term off-take contracts, we routinely sell wood pellets under shorter-term contracts, which range in volume and tenor and, in some cases, may include only one specific shipment. Because each of our off-take contracts is a bilaterally negotiated agreement, our revenue over the duration of such contracts does not generally follow observable current market pricing trends. Our performance obligations under these contracts, which we aggregate into metric tons, include the delivery of wood pellets. We account for each MT as a single performance obligation. Our revenue from the sales of wood pellets we produce is recognized as product sales upon satisfaction of our performance obligation when control transfers to the customer at the time of loading wood pellets onto a ship.
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
Cost of Goods Sold
Cost of goods sold includes the cost to produce and deliver wood pellets to customers, reimbursable shipping-related costs associated with specific off-take contracts with CIF and CFR shipping terms and costs associated with purchase and sale transactions. Raw material, production and distribution costs associated with delivering wood pellets to marine terminals and third- and related-party wood pellet purchase costs are capitalized as a component of inventory. Fixed production overhead, including the related depreciation expense, is allocated to inventory based on the normal capacity of our production plants. These costs are reflected in cost of goods sold when inventory is sold. Distribution costs associated with shipping wood pellets to customers are expensed as incurred. Inventory is recorded using FIFO, which requires the use of judgment and estimates. The calculation of cost of goods sold is based on estimates used in the valuation of the FIFO inventory and in determining the specific composition of inventory that is sold to each customer.
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
Distribution costs include all transportation costs from our plants to our terminal locations, any storage or handling costs while the product remains at the terminal and shipping costs related to the delivery of our product from our terminal locations to our customers. Both the strategic location of our plants and our ownership or control of our marine terminals has allowed for the efficient and cost‑effective transportation of our wood pellets. We seek to mitigate shipping risk by entering into long-term, fixed-price shipping contracts with reputable shippers matching the terms and volumes of our off‑take contracts pursuant to which we are responsible for arranging shipping. Certain of our off-take contracts include pricing adjustments for volatility in fuel prices, which allows us to pass the majority of the fuel price risk associated with shipping through to our customers under those contracts.
Property, Plant and Equipment
Property, plant and equipment are recorded at cost, which includes the fair values of assets acquired. Equipment under finance leases is stated at the present value of lease payments. Useful lives of assets are based on historical experience and other relevant information. The useful lives are adjusted when changes in the expected physical life of the asset, its planned use, technological advances or other factors show that a different life would be more appropriate. Changes in useful lives are recognized prospectively.
Depreciation is calculated using the straight-line method based on the estimated useful lives of the related assets. Plant and equipment held under finance leases are amortized on a straight‑line basis over the shorter of the lease term or estimated useful life of the asset.
Construction in progress primarily represents expenditures for the development and expansion of facilities. Capitalized interest cost and all direct costs, which include equipment and engineering costs related to the development and expansion of facilities, are capitalized as construction in progress. Depreciation is not recognized for amounts in construction in progress.
Normal repairs and maintenance costs are expensed as incurred. Amounts incurred that extend an asset’s useful life, increase its productivity or add production capacity are capitalized. Direct costs, such as outside labor, materials, internal payroll and benefits costs incurred during the construction of a new plant are capitalized; indirect costs are not capitalized. Repairs and maintenance costs were $21.9 million, $32.5 million and $21.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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
Goodwill
Goodwill represents the purchase price paid for acquired businesses in excess of the identifiable acquired assets and assumed liabilities. Goodwill is not amortized but is tested for impairment annually and whenever an event occurs or circumstances change such that it is more likely than not that the fair value of the reporting unit is less than its carrying amounts. At December 31, 2019 and 2018, we identified one reporting unit that corresponded to our one reportable segment. We have selected December 1 to perform our annual goodwill impairment test.
The Partnership has the option of performing a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of its equity is less than the carrying value. If it is more likely than not that the fair value exceeds the carrying value, then no further testing is necessary; otherwise, the Partnership must perform a two-step quantitative assessment of goodwill. The Partnership may elect to bypass the qualitative assessment and proceed directly to performing a two-step quantitative assessment.
For the year ended December 31, 2019, the Partnership elected to perform a quantitative goodwill impairment assessment as the Partnership elected to perform a qualitative analysis in 2018. There have been no impairments to the carrying value of the Partnership’s goodwill during the periods presented (see Note 12, Goodwill).

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
Interest Rate Risk
At December 31, 2019, our total debt had a carrying value of $603.0 million and fair value of $653.8 million.
Although we seek to mitigate a portion of our interest rate risk through interest rate swaps, we are exposed to fluctuations in interest rates on borrowings under the senior secured revolving credit facility. Borrowings under the senior secured revolving credit facility bear interest, at our option, at either a base rate plus an applicable margin or at a Eurodollar rate (with a 1.00% floor for term loan borrowings) plus an applicable margin.
In September 2016, we entered into a pay-fixed, receive-variable interest rate swap agreement to fix our exposure to fluctuations in London Interbank Offered Rate-based interest rates. The interest rate swap commenced on September 30, 2016 and expires in April 2020. We elected to discontinue hedge accounting as of December 14, 2016 following repayment of a portion of our outstanding indebtedness under the senior secured revolving credit facility and subsequently re-designated the interest rate swap for the remaining portion of such indebtedness during the year ended December 31, 2017. We enter into derivative instruments to manage cash flow. We do not enter into derivative instruments for speculative or trading purposes. The counterparty to our interest rate swap agreement is a major financial institution.
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
Credit Risk
Substantially all of our revenue was from long-term, take-or-pay off-take contracts with four customers for the years ended December 31, 2019, 2018 and 2017. Most of our customers are major power generators in Europe. This concentration of counterparties operating in a single industry and geographic area may increase our overall exposure to credit risk, in that the counterparties may be similarly affected by changes in economic, political, regulatory or other conditions. If a customer defaults or if any of our contracts expire in accordance with their terms, and we are unable to renew or replace these contracts, our gross margin and cash flows and our ability to make cash distributions to our unitholders may be adversely affected. Although we have entered into hedging arrangements in order to minimize our exposure to fluctuations in foreign currency exchange and interest rates, our derivatives also expose us to credit risk to the extent that counterparties may be unable to meet the terms of our hedging agreements. For more information, please read Part I, Item 1A “Risk Factors—Our exposure to risks associated with foreign currency and interest rate fluctuations, as well the hedging arrangements we may enter into to mitigate those risks, could have an adverse effect on our financial condition and results of operations and —Substantially all of our revenues currently are generated under contracts with four customers, and the loss of any of them could adversely affect our business, financial condition, results of operations, cash flows and ability to make cash distributions. We may not be able to renew or obtain new and favorable contracts with these customers when our existing contracts expire, which could adversely affect our revenues and profitability.”
Foreign Currency Exchange Risk
We primarily are exposed to fluctuations in foreign currency exchange rates related to contracts pursuant to which deliveries of wood pellets will be settled in foreign currency. We have entered into forward contracts and purchased options to hedge a portion of our forecasted revenue for these customer contracts.
As of December 31, 2019, we had notional amounts of 50.6 million GBP under foreign currency forward contracts and 43.4 million GBP and 1.2 million Euro (“EUR”) under foreign currency purchased options that expire between 2020 and 2023. As of December 31, 2019, we had no EUR forwards outstanding.
Historically, we designated and accounted for forward contracts and purchased options as cash flow hedges of anticipated foreign currency denominated revenue and, therefore, the effective portion of the changes in fair value on these instruments was recorded as a component of accumulated other comprehensive income in partners’ capital and was reclassified to revenue in the consolidated statements of operations in the same period in which the underlying revenue transactions occurred. During the third quarter of 2018, we elected to discontinue hedge accounting for all designated foreign currency cash flow hedges and, as a result, we had no unrealized loss (gain) associated with foreign currency forward contracts and foreign currency purchased options in accumulated other comprehensive income. During December 2017, we determined that certain transactions were probable of not occurring within the forecasted time period. We discontinued hedge accounting for these transactions and a $1.6 million loss included in other comprehensive income related to these hedging relationships was reclassified to other expense on the consolidated statements of operations. At December 31, 2019 and December 31, 2018, no unrealized amounts associated with foreign currency forward contracts and foreign currency purchased options are included in other comprehensive income. At December 31, 2017, the unrealized loss associated with foreign currency forward contracts and foreign currency purchased options of approximately $2.1 million and $1.2 million, respectively, were included in other comprehensive income.
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
INDEX TO FINANCIAL STATEMENTS
ENVIVA PARTNERS, LP AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Unitholders and the Board of Directors of Enviva Partners, LP
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Enviva Partners, LP and its subsidiaries (the Partnership) as of December 31, 2019, the related consolidated statement of operations, comprehensive (loss) income, changes in partners’ capital and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2019, and the results of its operations and cash flows for the year ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
Adoption of New Accounting Standards
As discussed in Note 2 to the consolidated financial statements, the Partnership changed its method of accounting for leases as a result of the adoption of ASU 2016-02, Leases (Topic 842), and the amendments in ASUs 2017-13, 2018-01, 2018-10, 2018-11, 2018-20, and 2019-01, effective January 1, 2019.
Basis for Opinion
These financial statements are the responsibility of the management of the Partnership’s General Partner. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by the General Partner’s management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ Ernst & Young, LLP
We have served as the Partnership’s auditor since 2019.
Tysons, Virginia
February 26, 2020

Report of Independent Registered Public Accounting Firm
The Unitholders and Board of Directors
Enviva Partners, LP:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Enviva Partners, LP and subsidiaries (the Partnership) as of December 31, 2018, the related consolidated statements of income, comprehensive income, changes in partners’ capital, and cash flows for each of the years in the two‑year period then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2018, and the results of its operations and its cash flows for each of the years in the two‑year period then ended, in conformity with U.S. generally accepted accounting principles.
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
(signed) KPMG LLP
We served as the Partnership’s auditor from 2010 to 2019.
McLean, Virginia
March 1, 2019

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2019 and 2018
(In thousands, except number of units)

	2019	2018
Assets
Current assets:
Cash and cash equivalents	$9,053	$2,460
Accounts receivable	72,421	54,794
Insurance receivables	275	5,140
Related-party receivables	—	1,392
Inventories	32,998	31,490
Prepaid expenses and other current assets	5,342	2,235
Total current assets	120,089	97,511
Property, plant and equipment, net	751,780	557,028
Operating lease right-of-use assets	32,830	—
Goodwill	85,615	85,615
Other long-term assets	4,504	8,616
Total assets	$994,818	$748,770
Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$18,985	$15,551
Related-party payables, net	304	28,225
Deferred consideration for drop-downs due to related-party	40,000	74,000
Accrued and other current liabilities	59,066	41,400
Current portion of interest payable	3,427	5,434
Current portion of long-term debt and finance lease obligations	6,590	2,722
Total current liabilities	128,372	167,332
Long-term debt and finance lease obligations	596,430	429,933
Long-term operating lease liabilities	33,469	—
Long-term interest payable	—	1,010
Other long-term liabilities	3,971	3,779
Total liabilities	762,242	602,054
Commitments and contingencies
Partners’ capital:
Limited partners:
Common unitholders—public (19,870,436 and 14,573,452 units issued and outstanding at December 31, 2019 and 2018, respectively)	300,184	207,612
Common unitholder—sponsor (13,586,375 and 11,905,138 units issued and outstanding at December 31, 2019 and 2018, respectively)	82,300	72,352
General partner (no outstanding units)	(101,739)	(133,687)
Accumulated other comprehensive income	23	439
Total Enviva Partners, LP partners’ capital	280,768	146,716
Noncontrolling interest	(48,192)	—
Total partners' capital	232,576	146,716
Total liabilities and partners’ capital	$994,818	$748,770
See accompanying notes to consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2019, 2018 and 2017
(In thousands, except per unit amounts)

	2019	2018	2017
Product sales	$674,251	$564,010	$522,250
Other revenue (1)	10,142	9,731	20,971
Net revenue	684,393	573,741	543,221
Cost of goods sold (1)	549,701	461,735	419,616
Loss on disposal of assets	3,103	2,386	4,899
Depreciation and amortization	50,521	40,179	39,904
Total cost of goods sold	603,325	504,300	464,419
Gross margin	81,068	69,441	78,802
General and administrative expenses	11,897	10,545	14,975
Related-party management services agreement fee	24,492	17,096	15,132
Disposal of assets held for sale	—	—	827
Total general and administrative expenses	36,389	27,641	30,934
Income from operations	44,679	41,800	47,868
Other income (expense):
Interest expense	(39,344)	(36,471)	(31,744)
Early retirement of debt obligation	(9,042)	(751)	—
Other income (expense)	764	2,374	(1,751)
Total other expense, net	(47,622)	(34,848)	(33,495)
Net (loss) income	(2,943)	6,952	14,373
Less net loss attributable to noncontrolling partners’ interests	—	—	3,140
Net (loss) income attributable to Enviva Partners, LP	$(2,943)	$6,952	$17,513
Less: Pre-acquisition loss from inception to October 1, 2017 from operations of Enviva Port of Wilmington, LLC Drop-Down allocated to General Partner	—	—	(3,049)
Enviva Partners, LP limited partners’ interest in net (loss) income	$(2,943)	$6,952	$20,562
Net (loss) income per limited partner common unit:
Basic	$(0.54)	$0.04	$0.65
Diluted	$(0.54)	$0.04	$0.61
Net income per limited partner subordinated unit:
Basic	$—	$0.04	$0.65
Diluted	$—	$0.04	$0.65
Weighted-average number of limited partner units outstanding:
Common—basic	31,791	21,533	14,403
Common—diluted	31,791	22,553	15,351
Subordinated—basic and diluted	—	4,893	11,905
(1) See Note 15, Related-Party Transactions
See accompanying notes to consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income
Years ended December 31, 2019, 2018 and 2017
(In thousands)

	2019	2018	2017
Net (loss) income	$(2,943)	$6,952	$14,373
Other comprehensive (loss) income:
Net unrealized (losses) gains on cash flow hedges	(146)	5,655	(5,463)
Reclassification of net (gains) losses on cash flow hedges realized into net (loss) income	(288)	(2,178)	1,828
Currency translation adjustment	—	2	—
Total other comprehensive (loss) income	(434)	3,479	(3,635)
Total comprehensive (loss) income	(3,377)	10,431	10,738
Less:
Pre-acquisition loss from inception to October 1, 2017 from operations of Enviva Port of Wilmington, LLC Drop-Down allocated to General Partner	—	—	(3,049)
Total comprehensive (loss) income subsequent to Enviva Port of Wilmington, LLC Drop-Down	(3,377)	10,431	13,787
Less:
Comprehensive loss attributable to noncontrolling partners’ interests	—	—	(3,140)
Comprehensive (loss) income attributable to Enviva Partners, LP partners	$(3,377)	$10,431	$16,927
See accompanying notes to consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Consolidated Statements of Changes in Partners’ Capital
Years ended December 31, 2019, 2018 and 2017
(In thousands)

		Limited Partners’ Capital
	General Partner Interest	Common Units— Public		Common Units— Sponsor		Subordinated Units— Sponsor		Accumulated Other Comprehensive Income (loss)	Non- controlling Interests	Total Partners Capital
		Units	Amount	Units	Amount	Units	Amount
Partners’ capital, December 31, 2016	$(40,713)	12,981	$239,902	1,347	$18,197	11,905	$120,872	$595	$38,009	$376,862
Distributions to unitholders, distribution equivalent and incentive distribution rights	(2,630)	—	(31,533)	—	(3,065)	—	(27,084)	—	—	(64,312)
Issuance of units through Long-Term Incentive Plan	—	21	503	—	—	—	—	—	—	503
Issuance of common units, net	—	71	1,744	—	—	—	—	—	—	1,744
Non-cash Management Services Agreement expenses	441	—	4,511	—	—	—	—	—	—	4,952
Other comprehensive loss	—	—	—	—	—	—	—	(3,635)	—	(3,635)
Excess consideration over Enviva Pellets Sampson, LLC net assets	(744)	—	—	—	—	—	—	—	—	(744)
Contribution of Enviva Port of Wilmington, LLC Drop-Down	29,513	—	—	—	—	—	—	—	(32,270)	(2,757)
Enviva Port of Wilmington, LLC net assets	(73,335)	—	—	—	—	—	—	—	—	(73,335)
Excess consideration over Enviva Port of Wilmington, LLC net Assets	(40,683)	—	—	—	—	—	—	—	—	(40,683)
Enviva Pellets Wiggins, LLC dissolution	—	—	—	—	—	—	—	—	(2,599)	(2,599)
Net (loss) income	(418)	—	8,900	—	918	—	8,113	—	(3,140)	14,373
Partners’ capital, December 31, 2017	(128,569)	13,073	224,027	1,347	16,050	11,905	101,901	(3,040)	—	210,369
Distributions to unitholders, distribution equivalent and incentive distribution rights	(5,326)	—	(38,241)	—	(15,845)	—	(14,822)	—	—	(74,234)
Issuance of units through Long-Term Incentive Plan	(5,675)	227	511	(82)	(1,301)	—	—	—	—	(6,465)
Issuance of common units, net	—	8	241	—	—	—	—	—	—	241
Sale of common units	—	1,265	13,335	(1,265)	(13,335)	—	—	—	—	—
Conversion of subordinated units to common units	—	—	—	11,905	78,504	(11,905)	(78,504)	—	—	—
Non-cash Management Services Agreement expenses	557	—	5,817	—	—	—	—	—	—	6,374
Other comprehensive income	—	—	—	—	—	—	—	3,479	—	3,479
Net income (loss)	5,326	—	1,922	—	8,279	—	(8,575)	—	—	6,952
Partners’ capital, December 31, 2018	(133,687)	14,573	207,612	11,905	72,352	—	—	439	—	146,716
Excess consideration over Enviva Wilmington Holdings, LLC net assets and initial recognition of its noncontrolling interest	5,422	—	—	—	—	—	—	—	(48,192)	(42,770)
Distributions to unitholders, distribution equivalent and incentive distribution rights	(9,821)	—	(51,906)	—	(34,452)	—	—	—	—	(96,179)
Issuance of units through Long-Term Incentive Plan	(1,882)	97	72	—	—	—	—	—	—	(1,810)
Issuance of common units, net	—	5,200	146,278	—	—	—	—	—	—	146,278
Issuance of units associated with the Hamlet Drop-Down	—	—	—	1,681	50,000	—	—	—	—	50,000
Non-cash Management Services Agreement expenses	23,687	—	5,310	—	—	—	—	—	—	28,997
Reimbursable amounts under Make-Whole Agreement	4,721	—	—	—	—	—	—	—	—	4,721
Cumulative effect of accounting change - derivative instruments	—	—	(10)	—	(8)	—	—	18	—	—
Other comprehensive loss	—	—	—	—	—	—	—	(434)	—	(434)
Net income (loss)	9,821	—	(7,172)	—	(5,592)	—	—	—	—	(2,943)
Partners’ capital, December 31, 2019	$(101,739)	19,870	$300,184	13,586	$82,300	—	$—	$23	$(48,192)	$232,576
See accompanying notes to consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2019, 2018 and 2017
(In thousands)

	2019	2018	2017
Cash flows from operating activities:
Net (loss) income	$(2,943)	$6,952	$14,373
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	51,581	40,745	40,361
MSA Fee Waivers	22,600	—	—
Amortization of debt issuance costs, debt premium and original issue discounts	1,243	1,093	1,448
General and administrative expense incurred by the Hamlet JV prior to Enviva Port of Wilmington, LLC and Enviva Pellets Sampson, LLC Drop-Downs	—	—	1,343
Early retirement of debt obligation	9,042	751	—
Loss on disposal of assets and assets held for sale	3,103	2,386	5,726
Unit-based compensation	5,410	6,229	5,014
De-designation of foreign currency forwards and options	—	(1,947)	1,593
Fair value changes in derivatives	3,701	(7,464)	—
Unrealized loss on foreign currency transactions, net	177	23	(3)
Change in operating assets and liabilities:
Accounts and insurance receivables	(16,330)	19,230	(1,317)
Related-party receivables	1,392	2,720	1,577
Prepaid expenses, assets held for sale and other current and long-term assets	(358)	(182)	(138)
Inventories	(1,889)	(7,843)	5,758
Derivatives	1,770	4,907	(1,720)
Accounts payable, accrued liabilities and other current liabilities	9,287	14,916	(2,331)
Related-party payables and accrued liabilities	(27,933)	173	15,733
Deferred revenue	3,887	—	—
Accrued interest	(5,148)	367	(1,330)
Operating lease liabilities	(4,826)	—	—
Other long-term liabilities	94	997	1,008
Net cash provided by operating activities	53,860	84,053	87,095
Cash flows from investing activities:
Purchases of property, plant and equipment	(111,269)	(27,132)	(28,744)
Payment in relation to the Hamlet Drop-Down	(74,700)	—	—
Insurance proceeds from property loss	—	1,130	—
Proceeds from the sale of property, plant and equipment	—	—	143
Other	8,486	—	—
Net cash used in investing activities	(177,483)	(26,002)	(28,601)
Cash flows from financing activities:
Proceeds from senior secured revolving credit facility	453,000	299,250	131,952
Principal payments on senior secured revolving credit facility	(526,000)	(226,250)	(81,000)
Principal payments on other long-term debt and finance lease obligations	(358,311)	(46,466)	(1,954)
Cash paid related to debt issuance costs and deferred offering costs	(7,560)	(2,495)	(735)
Distributions, proceeds from contributions and contributions associated with Enviva Pellets Sampson, LLC and Enviva Port of Wilmington, LLC Drop-Downs from our sponsor and Hamlet JV	—	—	(44,312)
Proceeds from common unit issuances, net	96,822	241	1,938
Payment of deferred consideration for Wilmington Drop-Down	(24,300)	—	—
Distributions to unitholders, distribution equivalent rights and incentive distribution rights holder	(95,659)	(73,518)	(64,325)
Proceeds from debt issuance	601,777	—	—
Payment to General Partner to purchase affiliate common units for Long-Term Incentive Plan vesting	—	(2,341)	—
Payment for withholding tax associated with Long-Term Incentive Plan vesting	(1,910)	(4,536)	—
Payments in relation to the Hamlet Drop-Down	(99)	—	—
Cash paid for redemption premium from early retirement of debt	(7,544)	—	—
Net cash provided by (used in) financing activities	130,216	(56,115)	(58,436)
Net increase in cash, cash equivalents and restricted cash	6,593	1,936	58
Cash, cash equivalents and restricted cash, beginning of period	2,460	524	466
Cash, cash equivalents and restricted cash, end of period	$9,053	$2,460	$524
See accompanying notes to consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
Years ended December 31, 2019, 2018 and 2017
(In thousands)

	2019	2018	2017
Non-cash investing and financing activities:
Common unit issuance for deferred consideration for Wilmington Drop-Down	$49,700	$—	$—
Common unit issuance for the Hamlet Drop-Down	50,000	—	—
The Partnership acquired property, plant and equipment in non-cash transactions as follows:
Property, plant and equipment acquired included in accounts payable and accrued liabilities	3,421	8,939	2,653
Property, plant and equipment acquired under finance leases	6,493	3,512	1,956
Property, plant and equipment transferred from inventories	—	2	226
Property, plant and equipment capitalized interest	2,104	158	—
Deferred consideration to sponsor included in related-party payable	40,000	—	74,000
Retained matters from the Hamlet JV included in related-party receivables	—	—	585
Distributions included in liabilities	2,180	1,659	741
Conversion of subordinated units to common units	—	78,504	—
Application of short-term deposit to fixed assets	—	—	258
Transfer of Enviva Port of Wilmington, LLC Drop-Down consideration to short-term	—	74,000	—
Debt issuance costs included in accrued liabilities	779	103	—
Depreciation capitalized to inventories	186	567	(427)
Supplemental information:
Interest paid, net of capitalized interest	$41,190	$35,222	$31,513

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

(1) Description of Business and Basis of Presentation
Enviva Partners, LP (together with its subsidiaries, “we,” “us,” “our,” or the “Partnership”) is a Delaware limited partnership formed on November 12, 2013 as a wholly owned subsidiary of Enviva Holdings, LP (together with its wholly owned subsidiaries Enviva MLP Holdco, LLC and Enviva Development Holdings, LLC, where applicable, the “sponsor”). Enviva Partners GP, LLC, a wholly owned subsidiary of Enviva Holdings, LP, is the General Partner (the “General Partner”) of the Partnership. We procure wood fiber and process it into utility-grade wood pellets and load the finished wood pellets into railcars, trucks and barges for transportation to deep-water marine terminals, where they are received, stored and ultimately loaded onto oceangoing vessels for delivery under long-term, take-or-pay off-take contracts to our customers principally in the United Kingdom (the “U.K.”), Europe and increasingly Japan.
We own and operate seven industrial-scale wood pellet production plants located in the Mid-Atlantic and Gulf Coast regions of the United States. In addition to the volumes from our plants, we also procure wood pellets from third parties and Enviva Pellets Greenwood, LLC (“Greenwood”), which was acquired by the Sponsor JV in the first quarter of 2018. Greenwood owns a wood pellet production plant in Greenwood, South Carolina (the “Greenwood plant”). Wood pellets are exported from our wholly owned deep-water marine terminals at the Port of Chesapeake, Virginia (the “Chesapeake terminal”) and terminal assets at the Port of Wilmington, North Carolina (the “Wilmington terminal”), and from third-party deep-water marine terminals in Mobile, Alabama and Panama City, Florida, under a short-term and a long-term contract, respectively.
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
We entered into an agreement with our sponsor effective as of September 30, 2019 pursuant to which the parties agreed to the right of set off of related-party receivables and payables; consequently, we intend to set off related-party receivables and payables, which are reflected net in related-party receivables or payables, in accordance with the agreement. As of December 31, 2018, related-party accounts receivable and accounts payable were not intended to be set off and were reflected separately in current assets and current liabilities.
Reclassification
Certain amounts have been reclassified from proceeds and payments on revolving credit commitments, net, to proceeds from senior secured revolving credit facility and payments on senior secured revolving credit facility to conform to current period presentation on the consolidated statements of cash flows.
Enviva Wilmington Holdings, LLC
In April 2019, we acquired from our sponsor all of the issued and outstanding Class B Units in Enviva Wilmington Holdings, LLC (the “Hamlet JV”), a limited liability company owned by our sponsor and John Hancock Life Insurance Company (U.S.A.) and certain of its affiliates (together with its affiliates, as applicable, “John Hancock”). As of April 2, 2019, we began to consolidate the Hamlet JV as a variable interest entity of which we are the primary beneficiary. As managing member, we have the sole power to direct the activities that most impact the economics of the Hamlet JV. Additionally, as the Class B Units represent a controlling interest in the Hamlet JV, we account for the Hamlet JV as a consolidated subsidiary, not as a joint venture. The Hamlet JV owns a plant in Hamlet, North Carolina (the “Hamlet plant”) and a firm, 15-year take-or-pay off-take contract with a customer for the delivery of nearly 1.0 million metric tons per year (“MTPY”) of wood pellets, following a ramp period.
On the date of our acquisition of our sponsor’s Class B Units in the Hamlet JV (collectively, the “Hamlet Drop-Down”):

•	We commenced an associated terminal services agreement to handle contracted volumes from the Hamlet plant.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

•
We entered into an agreement with our sponsor, pursuant to which (1) our sponsor will guarantee certain cash flows from the Hamlet plant until June 30, 2020, (2) our sponsor will reimburse us for construction cost overruns in excess of budgeted capital expenditures for the Hamlet plant, subject to certain exceptions, (3) we will pay to our sponsor quarterly incentive payments for any wood pellets produced by the Hamlet plant in excess of forecast production levels through June 30, 2020 and (4) our sponsor will retain liability for certain claims payable, if any, by the Hamlet JV (the “Make-Whole Agreement”).

•
The Hamlet JV entered into an agreement with Enviva Management Company, LLC, a Delaware limited liability company and wholly owned subsidiary of our sponsor (together with its affiliates that provide services to us, as applicable, “Enviva Management”), to waive the obligation to pay an aggregate of approximately $2.7 million of management fees payable to Enviva Management under the management services agreement (the “Hamlet JV MSA”) between the Hamlet JV and Enviva Management with respect to the period from the date of acquisition of the Hamlet plant until July 1, 2020 (the “Hamlet JV MSA Fee Waiver”). Pursuant to the Hamlet JV MSA, Enviva Management provides services to the Hamlet JV, including those necessary or incidental to the operation and management of the Hamlet JV.

•
We entered into an agreement with Enviva Management to waive our obligation to pay an aggregate of approximately $13.0 million in fees payable under our management services agreement with Enviva Management (the “EVA MSA,” and together with the Hamlet JV MSA, the “MSAs”) with respect to the period from the date of the Hamlet Drop-Down through the second quarter of 2020 (the “First EVA MSA Fee Waiver”).

•
Our sponsor assigned to the Partnership all of its rights and obligations under a credit agreement between the Hamlet JV, as borrower and our sponsor, as lender (the “Hamlet JV Revolver”). On the date of the Hamlet Drop-Down, $4.1 million was outstanding from the Hamlet JV to our sponsor.

•
The Hamlet JV entered into an interim services agreement (the “ISA”) with Enviva Hamlet Operator, LLC, a wholly owned subsidiary of our sponsor (“Hamlet Operator”), pursuant to which Hamlet Operator agreed to manage, operate, maintain and repair the Hamlet plant and provide other services to the Hamlet JV for the period from July 1, 2019 through June 30, 2020 in exchange for a fixed fee per metric ton (“MT”) of wood pellets produced by the Hamlet plant during such period and delivered at place to the Wilmington terminal. Under and during the term of the ISA, Hamlet Operator will (1) pay all operating and maintenance expenses at the Hamlet plant, (2) cover all reimbursable general and administrative expenses associated with the Hamlet plant and (3) pay other costs and expenses incurred by the Hamlet plant to produce and sell the wood pellets delivered to the Wilmington terminal from the Hamlet plant. Our sponsor guarantees all obligations of Hamlet Operator under the ISA.

Fees paid to Enviva Management through the MSAs are expensed as incurred and, to the extent any amount is associated with the MSAs, the related amount is recorded as an increase to the General Partner in partners’ capital. Amounts under the Make-Whole Agreement are expensed or capitalized and the related amount is recorded as an increase to the General Partner in partners’ capital.
The $165.0 million purchase price for the Hamlet Drop-Down consisted of (1) a cash payment of $24.7 million, net of a purchase price adjustment of $0.3 million, (2) the issuance of 1,681,237 unregistered common units at a value of $29.74 per unit, or $50.0 million of common units, (3) $50.0 million in cash paid on June 28, 2019, (4) a third and final cash payment of $40.0 million paid on January 2, 2020 and (5) the elimination of $3.0 million of net related-party receivables and payables included in the net assets of the Hamlet JV on the date of acquisition. We became a member of the Hamlet JV when we acquired the Class B Units on the date of the Hamlet Drop-Down. During the year ended December 31, 2019, we incurred and expensed $1.3 million in acquisition costs to acquire the Hamlet JV which were recognized as general and administrative expenses.
We are responsible for managing the activities of the Hamlet JV, including the development, construction and operation of the Hamlet plant and are the primary beneficiary of the Hamlet JV. We included all accounts of the Hamlet JV in our consolidated results as of April 2, 2019 as the Class B Units represent a controlling interest in the Hamlet JV and we are generally unrestricted in managing the assets and cash flows of the Hamlet JV; however, certain decisions, such as those relating to the issuance and redemption of equity interests in the Hamlet JV, guarantees of indebtedness and fundamental changes, including mergers and acquisitions, asset sales and liquidation and dissolution of the Hamlet JV, require the approval of the

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

members of the Hamlet JV. The Hamlet Drop-Down was an asset acquisition of entities under common control and accounted for on the carryover basis of accounting.
Enviva Port of Wilmington, LLC
In October 2017, we acquired from the Hamlet JV all of the issued and outstanding limited liability company interests in Enviva Port of Wilmington, LLC (“Wilmington”), which owns the Wilmington terminal.
We made an initial payment of $54.6 million, net of an approximate purchase price adjustment of $1.4 million to the Hamlet JV as partial payment of the $130.0 million purchase price for the Wilmington terminal in October 2017 (the “Wilmington Drop-Down”). On April 1, 2019, we made a second and final payment of $74.0 million, which consisted of $24.3 million in cash, of which $22.8 million was distributed to John Hancock and the issuance of 1,691,627 common units, or approximately $49.7 million in common units, which were distributed to John Hancock (“Second Payment”). The Wilmington Drop-Down included the Wilmington terminal and a long-term terminal services agreement with our sponsor (the “Holdings TSA”) to handle throughput volumes sourced by our sponsor from the Greenwood plant. See Note 15, Related-Party Transactions.
The Wilmington Drop-Down was accounted for as a combination of entities under common control at carryover basis in a manner similar to a pooling of interests. Accordingly, the consolidated financial statements for the periods prior to October 2, 2017, were retrospectively recast to reflect our acquisition of the Hamlet JV’s interests in Wilmington as if it had occurred on May 15, 2013, the date Wilmington was originally organized.
Enviva Pellets Wiggins, LLC
In 2016, we held a controlling interest in Enviva Pellets Wiggins, LLC (“Wiggins”), which owned a wood pellet plant in Stone County, Mississippi (the “Wiggins plant”). In December 2017, we sold the Wiggins plant to a third-party buyer for a purchase price of $0.4 million and recorded a loss on the sale of $0.8 million, net, upon deconsolidation, consisting of a loss on the sale of $3.4 million and a $2.6 million gain upon deconsolidation, which is included in general and administrative expenses on the consolidated statements of operations. In December 2017, Wiggins was dissolved.
Subsidiaries
As of December 31, 2019, the Partnership has 100% ownership of the following:

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
Enviva, LP has 100% ownership of the Class B Units of Enviva Wilmington Holdings, LLC (the “Hamlet JV”)
John Hancock Life Insurance Company (U.S.A.) and certain of its affiliates has 100% ownership of the Class A Units of the Hamlet JV
Enviva Wilmington Holdings, LLC has 100% ownership of the Hamlet plant
(2) Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.
Common Control Transactions
Assets and businesses acquired from our sponsor and its controlled subsidiaries are accounted for as common control transactions. For assets acquired in a common control transaction, net assets acquired are accounted for on the carryover basis of accounting and consolidated prospectively as of the transaction date. For businesses acquired in a common control transaction, the net assets acquired are combined at their historical costs and to the extent that such transactions require prior periods to be recast, historical net equity amounts prior to the transaction date are attributed to the General Partner and any noncontrolling partner interest at the historical amount. If any recognized consideration transferred in such a transaction exceeds the carrying value of the net assets acquired, the excess is treated as a capital distribution to the General Partner. If the carrying value of the net assets acquired exceeds any recognized consideration transferred including, if applicable, the fair value of any limited partner units issued, then that excess is treated as a capital contribution from the General Partner.
Other Comprehensive Income (Loss)
Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, and gains and losses that under GAAP are included in comprehensive income (loss) but excluded from net income (loss). Other comprehensive income (loss) consists of net unrealized gains and losses related to derivative instruments accounted for as cash flow hedges and foreign currency translation adjustments.
Cash and Cash Equivalents
Cash and cash equivalents consist of short-term, highly liquid investments readily convertible into cash with an original maturity of three months or less.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

Accounts Receivable
Accounts receivable represent amounts billed and billable under our contracts and are recorded at the invoiced amount pending finalization of prerequisite billing documentation and do not bear interest. As of December 31, 2019 and 2018, we had no amounts in allowance for doubtful accounts given the lack of historical losses.
Inventories
Inventories consist of raw materials, work-in-progress, consumable tooling and finished goods. Fixed production overhead, including related depreciation expense, is allocated to inventory based on the normal production capacity of the facilities. To the extent we do not achieve normal production levels, we charge such under-absorption of fixed overhead to cost of goods sold in the period incurred.
Consumable tooling consists of spare parts and tooling to be consumed in the production process. Spare parts are expected to be used within a year and are expensed as used. Tooling items are amortized to expense over an estimated service life generally less than one year.
Inventories are stated at the lower of cost or net realizable value using the first-in, first-out method (“FIFO”) for all inventories, which requires the use of judgment and estimates. Raw material, production and distribution costs associated with delivering wood pellets to marine terminals and third- and related-party wood pellet purchase costs are capitalized as a component of inventory. Fixed production overhead, including the related depreciation expense, is allocated to inventory based on the normal capacity of our production plants. These costs are reflected in cost of goods sold when inventory is sold.
Revenue Recognition
We primarily earn revenue by supplying wood pellets to customers under off-take contracts, the majority of the commitments under which are long-term in nature. Our off-take contracts are considered “take-or-pay” because they include a firm obligation of the customer to take a fixed quantity of product at a stated price and provisions that require that we be compensated in the case of a customer’s failure to accept all or a part of the contracted volumes or termination of a contract by a customer. Each of our long-term off-take contracts define the annual volume of wood pellets that a customer is required to purchase, and we are required to sell, the fixed price per MT for product satisfying a base net calorific value and other technical specifications. These prices are fixed for the entire term and are subject to adjustments which may include annual inflation-based adjustments or price escalators, price adjustments for product specifications, as well as, in some instances, price adjustments due to changes in underlying indices. In addition to sales of our product under these long-term, off-take contracts, we routinely sell wood pellets under shorter-term contracts, which range in volume and tenor and, in some cases, may include only one specific shipment. Because each of our off-take contracts is a bilaterally negotiated agreement, our revenue over the duration of such contracts does not generally follow observable current market pricing trends. Our performance obligations under these contracts are the delivery of wood pellets, which we aggregate into MT. We account for each MT as a single performance obligation. Our revenue from the sales of wood pellets we produce is recognized as product sales upon satisfaction of our performance obligation when control transfers to the customer at the time of loading wood pellets onto a ship.
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
We recognize third- and related-party terminal services revenue ratably over the related contract term, which is included in other revenue. Terminal services are performance obligations that are satisfied over time, as customers simultaneously receive and consume the benefits of the terminal services we perform. The consideration is generally fixed for minimum quantities and any services above the minimum are generally billed based on a per-MT rate as variable consideration and recognized as services performed. Any deficiency payments receivable and probable of being collected from a customer not meeting quarterly minimum throughput requirements are recognized during the related quarter in satisfaction of the related performance obligation.
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
Cost of Goods Sold
Cost of goods sold includes the cost to produce and deliver wood pellets to customers, reimbursable shipping-related costs associated with specific off-take contracts with CIF and CFR shipping terms and costs associated with purchase and sale transactions. Distribution costs associated with shipping wood pellets to customers are expensed as incurred. The calculation of cost of goods sold is based on estimates used in the valuation of the FIFO inventory and in determining the specific composition of inventory that is sold to each customer.
Accrued and other current liabilities
Accrued and other current liabilities primarily includes amounts related to construction in progress, amounts related cost of goods sold such as utility costs at our production facilities, distribution costs associated with shipping wood pellets to customers and costs associated with the purchase of wood fiber and wood pellets.
Derivative Instruments
On and as of January 1, 2019, we adopted Accounting Standards Update (“ASU”) 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities as issued by the Financial Accounting Standards Board (“FASB”). Upon adoption of ASU 2017-12 on January 1, 2019, we no longer measure and recognize ineffectiveness related to designated and qualifying cash flow hedges in earnings; as a result, any ineffectiveness is now included in accumulated other comprehensive income. See Recently Adopted Accounting Standards—Derivative Instruments below. Prior to adoption, we measured and recognized any ineffectiveness in earnings.
Derivative instruments are classified as either assets or liabilities on a gross basis and carried at fair value and included in prepaid expenses and other current assets, other long-term assets, accrued and other current liabilities and other long-term liabilities on the consolidated balance sheets. Changes in fair value are either recognized as unrealized gains and losses in accumulated other comprehensive income in partners’ capital or earnings depending on the nature of the underlying exposure, whether or not the derivative is formally designated as a hedge. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. As of December 31, 2019 and 2018, we only apply hedge accounting treatment to interest rate swaps.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

The effective portion of foreign currency forward and option contracts designated as cash flow hedges was reported as a component of accumulated other comprehensive income in partners’ capital and reclassified into revenue in the same period or periods during which the hedged revenue affected earnings. During August 2018, we discontinued hedge accounting for all designated foreign currency cash flow hedges. The interest rate swaps designated as cash flow hedges is reported as a component of accumulated other comprehensive income in partners’ capital and reclassified into interest expense in the same period or periods during which the hedged interest expense affects earnings. We link interest rate swap derivative instruments designated as a hedge using the first payment technique to link the forecasted transaction which is the first London Inter-bank Offered Rate (“LIBOR”)-based payments on any borrowing.
To qualify for hedge accounting, the item to be hedged must cause an exposure risk and we must have an expectation that the related hedging instrument will be effective at reducing or mitigating that exposure. In accordance with the hedging requirements, we document all hedging relationships at inception and include a description of the risk management objective and strategy for undertaking the hedge, identification of the hedging instrument, the hedged item, the nature of the risk being hedged, the method for assessing effectiveness of the hedging instrument in offsetting the hedged risk and the method of measuring any ineffectiveness. When an event or transaction occurs or the derivative contract expires or the forecasted transaction is no longer probable of occurring, hedge accounting is discontinued. We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments are highly effective in offsetting changes in cash flows of hedged items. If it is determined that a derivative instrument has ceased to be a highly effective hedge, hedge accounting is discontinued prospectively.
Hedge effectiveness for foreign exchange forward contracts designated as cash flow hedges was assessed by comparing the change in the fair value of the hedge contract with the change in the fair value of the forecasted cash flows of the hedged item. For foreign exchange option contracts, hedge effectiveness was assessed based on the hedging instrument’s entire change in fair value. Hedge effectiveness for interest rate swaps is assessed by comparing the change in fair value of the swap with the change in the fair value of the hedged item due to changes in the benchmark interest rate.
Derivative instruments that do not qualify, or no longer qualify, as hedges are adjusted to fair value through earnings in the current period.
Property, Plant and Equipment
Property, plant and equipment are recorded at cost, which includes the fair values of assets acquired. Equipment under finance leases is stated at the present value of minimum lease payments. Useful lives of assets are based on historical experience and other relevant information. The useful lives of assets are adjusted when changes in the expected physical life of the asset, its planned use, technological advances, or other factors show that a different life would be more appropriate. Changes in useful lives are recognized prospectively.
Depreciation is calculated using the straight-line method based on the estimated useful lives of the related assets. Plant and equipment held under finance leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.
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
Costs and accumulated depreciation applicable to assets retired or sold are removed from the accounts and any resulting gain or loss is included in the consolidated statements of operations.
Long-lived assets, such as property, plant and equipment and amortizable intangible assets, are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. There were no such indicators that would require impairment testing to be performed during the years ended December 31, 2019 and 2018.
Leases
We have operating and finance leases related to real estate, machinery, equipment and other assets where we are the lessee. Operating leases with an initial term of 12 months or less are not recorded on the balance sheet but are recognized as lease expense on a straight-line basis over the applicable lease terms. Operating and finance leases with an initial term longer than 12 months are recorded on the balance sheet and classified as either operating or finance.
Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Our leases do not contain any material residual value guarantees, restrictive covenants or subleases. In addition to fixed lease payments, we have contracts that incur variable lease expense related to usage (e.g. throughput fees, maintenance and repair and machine hours), which are expensed as incurred. Our leases have remaining terms of one to 28 years, some of which include options to extend the leases by up to 5 years. Our leases are generally noncancelable. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term unless there is a transfer of title or purchase option reasonably certain of exercise.
An incremental borrowing rate is applied to our leases for balance sheet measurement. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for a collateralized borrowing over a similar term of the lease payments as of the commencement date.
Operating leases are included in operating lease ROU assets, accrued and other current liabilities and long-term operating lease liabilities on our consolidated balance sheets. Finance leases are included in property, plant and equipment, and the current portion of long-term debt and finance lease obligations and long-term debt and finance lease obligations are included in our consolidated balance sheets. Changes in ROU assets and operating lease liabilities are included net in change in operating lease liabilities on the consolidated statement of cash flows.
Debt Issuance Costs and Original Issue Discounts and Premiums
Debt issuance costs and original issue discounts and premiums incurred with debt financing are capitalized and amortized over the life of the debt. Amortization expense is included in interest expense. If a debt instrument is retired before its scheduled maturity date, any related unamortized debt issuance costs and original issue discounts and premiums are written-off as gain or loss on debt extinguishment in the same period.
Unamortized debt issuance costs and original issue discounts and premiums related to a recognized debt liability are recognized as a direct deduction from the carrying amount of the related long-term debt and are amortized using the effective

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

interest method. Unamortized debt issuance costs related to our revolving credit commitments are recognized as an asset and are amortized using the straight-line method.
Goodwill
Goodwill represents the purchase price paid for acquired businesses in excess of the identifiable acquired assets and assumed liabilities. Goodwill is not amortized but is tested for impairment annually and whenever an event occurs or circumstances change such that it is more likely than not that the fair value of the reporting unit is less than its carrying amounts. At December 31, 2019 and 2018, we identified the Partnership as having one reporting unit that corresponded to our one reportable segment. We have selected December 1 to perform our annual goodwill impairment test.
For the year ended December 31, 2019, we performed a quantitative assessment using the market approach and determined the fair value of the reporting unit exceeded its carrying amount. The fair value was determined based on our market capitalization, which is considered a Level 1 Input. For the year ended December 31, 2018, we performed a qualitative assessment and determined it was more likely than not that the estimated fair value of the reporting unit substantially exceeded the related carrying value of our reporting unit. There have been no impairments to the carrying value of the Partnership’s goodwill during the periods presented (see Note 12, Goodwill).
Unit-Based Compensation
Employees, consultants and directors of the General Partner and any of its affiliates are eligible to receive equity awards and other forms of compensation under the Enviva Partners, LP Long-Term Incentive Plan (the “LTIP”). Phantom units issued in tandem with corresponding distribution equivalent rights (“DERs”) are granted to employees of Enviva Management that provide services to us and to certain non-employee directors of the General Partner. Phantom unit awards vest subject to the satisfaction of service requirements and/or the achievement of certain performance goals following which common units in the Partnership will be delivered to the holder of the phantom units. For accounting purposes, units granted to employees of our affiliates (excluding the General Partner, the Partnership and subsidiaries of the Partnership) are treated as if they were distributed by the Partnership. Such affiliates recognize compensation expense for the phantom units awarded to their employees, a portion of which is allocated to us under the MSAs (see Note 15, Related-Party Transactions-Management Services Agreement and Note 18, Equity-Based Awards). We also recognize compensation expense for phantom units awarded to non-employee directors. As of December 31, 2019 our outstanding phantom unit awards under the LTIP did not have a cash option and were classified as equity on our balance sheets.
Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.
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

Recently Adopted Accounting Standards
Revenue Recognition
As of January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers, which subsequently was issued as Accounting Standards Codification (“ASC”) 606. ASC 606 requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We recognize revenue under ASC 606 and related amendments, which we adopted as of January 1, 2018, using the modified retrospective transition method.
Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, whereas prior comparative reporting periods have not been adjusted and continue to be reported under the accounting standards in effect for such periods. We did not have a transition adjustment as a result of adopting ASC 606.
We determined that, upon adoption of ASC 606, revenue derived from our off-take contracts will continue to be classified as product sales. Revenue is recognized when control of the wood pellets passes to the customer which occurs as the wood pellets are loaded onto shipping vessels, which is consistent with the timing of revenue recognition under our legacy accounting policy. However, the adoption of ASC 606 impacted the basis of presentation for purchase and sale transactions. Prior to the adoption of ASC 606, we reported revenue from purchase and sale transactions net of costs paid to third-party suppliers, which was classified as other revenue. Subsequent to the adoption of ASC 606, we recognize revenue on a gross basis in product sales when we determine that we act as a principal and control the wood pellets before they are transferred to the customer.
Recoveries from customers for certain costs we incurred at the discharge port under our off-take contracts were reported in product sales prior to the adoption of ASC 606. Under ASC 606, these recoveries are not considered a part of the transaction price, and therefore are excluded from product sales and included as an offset to cost of goods sold.
Leases
In February 2016, the FASB issued ASU 2016-02, Leases, which established a ROU model that requires lessees to recognize a ROU asset and corresponding lease liability on the balance sheet for all leases with a term of longer than 12 months and classify leases as operating or finance. Operating lease expense is recorded in a single financial statement line item on a straight-line basis over the lease term.
We adopted ASU 2016-02 on and as of January 1, 2019 using the modified retrospective transition method, which we applied to all leases existing at the date of initial application of the ASU. We elected to use the effective date as the date of initial application, as opposed to the beginning of the earliest comparative period presented in the financial statements; consequently, financial information and disclosures are not presented under the new standard for periods prior to January 1, 2019. We elected the package of three practical expedients under the transition guidance within the new standard, which permitted us to not reassess our prior conclusions under the previous guidance concerning lease identification, lease classification and initial direct leasing costs. We elected the practical expedient to not evaluate existing or expired land easements that were not accounted for as leases under previous guidance. We did not, however, elect the separate practical expedient pertaining to the use of hindsight in determining the lease term for existing leases. We made an accounting policy election to not separate nonlease components from lease components for heavy machinery and equipment. We have a significant contract containing both lease and nonlease components, which are accounted for separately. As this contract has fixed payments, the allocation of lease and nonlease components is based on relative standalone price.
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
Derivative Instruments
We adopted ASU 2017-12 on and as of January 1, 2019 using the modified retrospective method, which requires the recognition of the cumulative effect of the change on the opening balance of each affected component of equity in the statement of changes in partner’s capital as of the date of adoption of the new standard. Upon adoption of ASU 2017-12, we no longer measure and recognize ineffectiveness related to designated and qualifying cash flow hedges in earnings; as a result, any ineffectiveness is included in accumulated other comprehensive income. On January 1, 2019, we recorded a nominal cumulative effect adjustment to accumulated other comprehensive income and common units in partners’ capital. See Note 10, Derivative Instruments.
Recently Issued Accounting Standards not yet Adopted
Currently, there are no recently issued accounting standards not yet adopted by us that we expect to be reasonably likely to materially impact the financial position, results of operations or cash flows of the Partnership.
(3) Transactions Between Entities Under Common Control
The Hamlet Drop-Down was an asset acquisition of entities under common control and accounted for on the carryover basis of accounting. Accordingly, the consolidated financial statements for the period beginning April 2, 2019 reflect the acquisition.
The $165.0 million purchase price for the Hamlet Drop-Down consisted of (1) an initial cash payment of $24.7 million, net of a purchase price adjustment of $0.3 million, on April 2, 2019, (2) the issuance of 1,681,237 unregistered common units at a value of $29.74 per unit, or $50.0 million of common units, on April 2, 2019, (3) $50.0 million in cash, paid on June 28, 2019 and (4) a third and final cash payment of $40.0 million paid on January 2, 2020.
The changes in net assets at carryover basis on April 2, 2019 included $120.9 million net assets of the Hamlet JV, net of the elimination of $3.0 million of net related-party receivables and payables. The following table outlines the addition of net assets resulting from the Hamlet Drop-Down on April 2, 2019.

Assets:
Cash and cash equivalents	$3,426
Related-party receivables	241
Prepaid expenses and other current assets	22
Property, plant and equipment, net	140,446
Other long-term assets	8
Total assets	144,143

Liabilities:
Accounts payable	6,395
Related-party payables	1,923
Accrued and other current liabilities	14,965
Finance lease obligations	3
Total liabilities	23,286
Net assets contributed to Partnership	$120,857
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
Performance Obligations
As of December 31, 2019, the aggregated amount from off-take contracts with customers allocated to the performance obligations that were unsatisfied or partially satisfied was approximately $9.2 billion. This amount excludes forward prices related to variable consideration including inflation, foreign currency and commodity prices. Also, this amount excludes the effects of the related foreign currency derivative contracts as they do not represent contracts with customers. We expect to recognize approximately 9.0% of our remaining performance obligations as revenue in 2020, an additional 11.4% by 2021 and the balance thereafter. Our off-take contracts expire at various times through 2040 and our terminal services contracts extend into 2026.
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
Variable consideration from terminal services contracts, which was not material for the years ended December 31, 2019 and 2018, arises from price increases based on agreed inflation indices and from above-minimum throughput quantities or services.
We allocate variable consideration under our off-take and terminal services contracts entirely to each performance obligation to which variable consideration relates. The estimate of variable consideration represents the amount that is not more likely than not to be reversed. For the year ended December 31, 2019, product sales revenue was reduced by $0.1 million related to performance obligations satisfied in previous periods. For the year ended December 31, 2018, we recognized an insignificant amount of revenue related to performance obligations satisfied in previous periods.
Contract Balances
Accounts receivable related to product sales as of December 31, 2019 and 2018 were $67.7 million and $51.3 million, respectively. Of these amounts, $64.7 million and $46.0 million, as of December 31, 2019 and 2018 respectively, related to amounts that were not yet billable under our contracts with customers pending finalization of prerequisite billing documentation. The amounts that have not been billed are expected to be billed within two months.
As of December 31, 2019 and December 31, 2018, we had $4.1 million and $0.3 million, respectively, for future performance obligations under contracts associated with off-take contracts.
(5) Significant Risks and Uncertainties, Including Business and Credit Concentrations
Our business is significantly impacted by greenhouse gas emission and renewable energy legislation and regulations in the U.K., European Union (“EU”) as well as its member states and Japan. If the U.K., the EU or its member states or Japan significantly modify such legislation or regulations, then our ability to enter into new contracts as our existing contracts expire may be materially affected.
Our current product sales are primarily to industrial customers located in the U.K., Denmark and Belgium. Product sales to third-party customers that accounted for 10% or a greater share of consolidated product sales for each of the years ended December 31 are as follows:

	2019	2018	2017
Customer A	48%	46%	66%
Customer B	10%	11%	12%
Customer C	20%	16%	2%
Customer D	15%	17%	15%

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
To meet our contractual obligations to our customers, we incurred incremental costs to commission temporary wood pellet storage and handling and ship loading operations (collectively, “business continuity activities”) at nearby locations. The wood pellets from our production plants in the Mid-Atlantic region were delivered to such temporary locations as well as to the Wilmington terminal, which increased our distribution costs. We incurred $60.3 million related to asset impairment, inventory write-off and disposal costs, emergency response costs, asset repair costs and business continuity activities as a result of the Chesapeake Incident. During the year ended December 31, 2018, we recognized recoveries of $62.1 million related to the Chesapeake Incident, which included $25.5 million of business continuity insurance recoveries, recorded in cost of goods sold, and $1.8 million of business interruption insurance recoveries, recorded in other income, for lost profits from both damaged wood pellets and the subsequent reduction in the production of wood pellets. At December 31, 2018, $3.8 million of probable insurance recoveries were included in insurance receivables; we received the $3.8 million in probable insurance recoveries in February 2019 plus an additional $0.5 million recognized as other income in 2019.
(7) Inventories
Inventories consisted of the following at December 31:

	2019	2018
Raw materials and work-in-process	$9,795	$4,936
Consumable tooling	20,485	17,561
Finished goods	2,718	8,993
Total inventories	$32,998	$31,490
(8) Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following at December 31:

	2019	2018
Land	$15,226	$13,492
Land improvements	56,637	44,990
Buildings	217,167	196,574
Machinery and equipment	588,447	434,776
Vehicles	635	635
Furniture and office equipment	6,822	6,148
Leasehold improvements	1,029	987
Property, plant and equipment	885,963	697,602
Less accumulated depreciation	(203,695)	(154,967)
Property, plant and equipment, net	682,268	542,635
Construction in progress	69,512	14,393
Total property, plant and equipment, net	$751,780	$557,028
At December 31, 2019 and 2018 we had assets under finance leases with a cost and related accumulated depreciation of $14.6 million and $7.2 million and $7.8 million and $3.0 million, respectively. Accrued amounts for property, plant and equipment and construction in progress included in accrued and other current liabilities were $9.4 million and $6.3 million at December 31, 2019 and 2018.
Total depreciation expense was $51.6 million, $40.6 million and $39.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. Total interest capitalized related to construction in progress was $2.1 million and $0.2 million for

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

the years ended December 31, 2019 and 2018, respectively. We did not capitalize interest to construction in progress during the year ended December 31, 2017. We recorded loss on disposal of assets of $3.1 million, $2.4 million and $4.9 million for the years ended December 31, 2019, 2018 and 2017, respectively, primarily attributable to the disposal of assets replaced in connection with maintenance capital expenditures.
(9) Leases
We have operating and finance leases related to real estate, machinery, equipment and other assets where we are the lessee. Leases with an initial term of 12 months or less are not recorded on the balance sheet but are recognized as lease expense on a straight-line basis over the applicable lease terms. Leases with an initial term of longer than 12 months are recorded on the balance sheet and classified as either operating or finance.
Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Our leases do not contain any material residual value guarantees, restrictive covenants or subleases. In addition to fixed lease payments, we have contracts that incur variable lease expense related to usage (e.g. throughput fees, maintenance and repair and machine hours), which are expensed as incurred. Our leases have remaining terms of one to 28 years, some of which include options to extend the leases for up to 5 years. Our leases are generally noncancelable. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.
An incremental borrowing rate is applied to our leases for balance sheet measurement. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for a collateralized borrowing over a similar term of the lease payments at the commencement date.
Operating leases are included in operating lease ROU assets, accrued and other current liabilities and long-term operating lease liabilities on our consolidated balance sheets. Finance leases are included in property, plant and equipment, current portion of long-term debt and finance lease obligations and long-term debt and finance lease obligations on our consolidated balance sheets. Changes in ROU assets and operating lease liabilities are included net in change in operating lease liabilities on the consolidated statement of cash flows. The management services fee charged by Enviva Holdings, LP to us under the EVA MSA includes rent-related amounts for noncancelable operating leases for office space in Maryland and North Carolina held by Enviva Holdings, LP.
Operating lease ROU assets and liabilities and finance leases were as follows as of December 31, 2019:

Operating leases:
Operating lease right-of-use assets	$32,830

Current portion of operating lease liabilities	$1,439
Long-term operating lease liabilities	33,469
Total operating lease liabilities	$34,908

Finance leases:
Property plant and equipment, net	$7,398

Current portion of long-term finance lease obligations	$4,584
Long-term finance lease obligations	2,954
Total finance lease liabilities	$7,538
Operating and finance lease costs were as follows for the year ended December 31, 2019:

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

Lease Cost	Classification	2019
Operating lease cost:
Fixed lease cost	Cost of goods sold	$4,814
Variable lease cost	Cost of goods sold	16
Short-term lease costs	Cost of goods sold	7,309
	Total operating lease costs	$12,139
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	4,159
Variable lease cost	Cost of goods sold	9
Interest on lease liabilities	Interest expense	292
	Total finance lease costs	$4,460
	Total lease costs	$16,599
Noncancelable operating lease costs were approximately $4.4 million for the year ended December 31, 2018 and insignificant for the year ended December 31, 2017.
In February 2015, Wilmington entered into a Deed of Lease Agreement with North Carolina State Ports Authority (“NCSPA”) to lease certain real property at NCSPA’s Wilmington, North Carolina marine terminal for the Wilmington terminal. The lease has a 21-year term, two five-year renewal options and annual base rent of $0.2 million that is payable monthly or annually, subject to an annual increase in the producer’s price index for industrial commodities less fuel. No payments are due until September 2021. The total base rent payments over the life of the lease are estimated at $4.7 million. In May 2016, the lease was amended to include a minimum annual throughput ton fee, subject to an annual increase in producer’s price index up to 1%. The total estimated minimum annual throughput ton fee is $1.9 million for 1.0 million tons annually, where the ultimate fee would increase for throughput above 1.0 million tons annually. Total estimated payments over the life of the lease are approximately $71.7 million. Operating lease expense related to the lease and included in noncancelable operating leases was $2.3 million for each of the years ended December 31, 2019 and December 31, 2018.
Operating and finance lease cash flow information was as follows for the year ended December 31, 2019:

2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,826
Operating cash flows from finance leases	292
Financing cash flows from finance leases	3,304

Assets obtained in exchange for lease obligations:
Operating leases	$7,465
Finance leases	6,493
The future minimum lease payments and the aggregate maturities of operating and finance lease liabilities are as follows as of December 31, 2019:

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

Years Ending December 31,	Operating Leases	Finance Leases	Total
2020	$4,140	$4,906	$9,046
2021	3,890	2,388	6,278
2022	3,719	332	4,051
2023	3,710	305	4,015
2024	3,581	92	3,673
Thereafter	61,530	—	61,530
Total lease payments	80,570	8,023	88,593
Less: imputed interest	(45,662)	(485)	(46,147)
Total present value of lease liabilities	$34,908	$7,538	$42,446
The future minimum lease payments as of December 31, 2018 for operating and finance lease liabilities were $73.8 million and $4.8 million, respectively.
The weighted-average remaining lease terms and discount rates for our operating and finance leases were weighted using the undiscounted future minimum lease payments and are as follows as of December 31, 2019:

Weighted average remaining lease term (years):
Operating leases	22
Finance leases	2
Weighted average discount rate:
Operating leases	8%
Finance leases	6%
(10) Derivative Instruments
We use derivative instruments to partially offset our business exposure to foreign currency exchange and interest rate risk. We may enter into foreign currency forward and option contracts to offset some of the foreign currency exchange risk on expected future cash flows and interest rate swaps to offset some of the interest rate risk on expected future cash flows on certain borrowings. Our derivative instruments expose us to credit risk to the extent that hedge counterparties may be unable to meet the terms of the applicable derivative instrument. We seek to mitigate such risks by limiting our counterparties to major financial institutions. In addition, we monitor the potential risk of loss with any one counterparty resulting from credit risk. Management does not expect material losses as a result of defaults by counterparties. We use derivative instruments to manage cash flow and do not enter into derivative instruments for speculative or trading purposes.
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

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

In August 2018, due to market changes, increases in demand for wood pellets and requests from customers to accommodate the acceleration or deferral of contracted deliveries, we determined that it was not probable that the timing of the forecasted revenues associated with the hedged transactions would occur as originally scheduled. As a result, we discontinued hedge accounting for all designated foreign currency cash flow hedges and recognized the full amount of unrealized net gains included in accumulated other comprehensive income of $1.9 million in earnings. As of December 31, 2018, none of our foreign currency derivative instruments were designated as cash flow hedging instruments. In connection with the discontinuation of cash flow hedge accounting, we have recorded the on-going changes in the fair value of foreign currency derivatives as product sales or cost of sales depending on the nature of the item being hedged.
During December 2017, we determined that certain transactions were probable of not occurring within the forecasted time period, including the relevant cure period, due to unforeseen circumstances experienced by the customers to which the hedged transactions related. As a result, we discontinued hedge accounting for these transactions and recognized $1.6 million of unrealized losses that were reclassified from accumulated other comprehensive income to earnings.
Our outstanding foreign currency derivative instruments at December 31, 2019 expire on dates between 2020 and 2024.
Interest Rate Risk
We are exposed to fluctuations in interest rates on borrowings under our senior secured revolving credit facility. We have entered into a pay-fixed, receive-variable interest rate swap that expires in April 2020 to hedge interest rate risk associated with our variable rate borrowings under our senior secured revolving credit facilities. The interest rate swap is designated and qualifies as a cash flow hedge.
Derivative instruments are classified as Level 2 assets or liabilities based on inputs such as spot and forward benchmark interest rates (such as LIBOR) and foreign exchange rates. The fair value of derivative instruments as of December 31, 2019 and 2018 was as follows:

		Asset (Liability)
	Balance Sheet Classification	2019	2018
Designated as hedging instruments:
Interest rate swap
	Other current assets	$56	$508
	Other long-term assets	—	118
Total derivatives designated as hedging instruments		$56	$626

Not designated as hedging instruments:
Foreign currency exchange forward contracts:
	Other current assets	$277	$794
	Other long-term assets	331	1,810
	Other current liabilities	(735)	(68)
	Other long-term liabilities	(1,055)	(179)
Foreign currency purchased option contracts:
	Other current assets	131	22
	Other long-term assets	1,443	3,348
Total derivatives not designated as hedging instruments		$392	$5,727
Net unrealized losses related to the change of fair market value of derivative instruments not designated as hedging instruments were $4.6 million during the year ended December 31, 2019 and are included in product sales on the consolidated statements of operations.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

During the year ended December 31, 2018, we recorded a net unrealized gain of $8.6 million related to changes in the fair value of foreign currency instruments not designated as hedging instruments, of which $8.4 million was included in product sales and $0.2 million is included in cost of goods sold on the consolidated statements of operations. Included in the unrealized net gains for the year ended December 31, 2018 was $1.9 million related to the reclassification of unrealized net gains previously included in accumulated other comprehensive income as described above.
Net unrealized gains included in other income (expense) related to the change of fair market value of derivative instruments not designated as hedging instruments during the year ended December 31, 2017 were $0.2 million.
Realized gains related to derivatives settled were $1.7 million and $4.6 million, respectively, during the years ended December 31, 2019 and 2018 and are included in product sales on the consolidated statements of operations.
The effects of instruments designated as cash flow hedges and the related changes in accumulated other comprehensive income and the gains and losses recognized in earnings for the year ended December 31, 2019 were as follows:

	Amount of Gain (Loss) in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
Interest rate swap	(146)	Interest expense	288
The effects of instruments that were designated as cash flow hedges and the related changes in accumulated other comprehensive income and the gains and losses recognized in earnings for the year ended December 31, 2018 were as follows:

	Amount of Gain in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Effective Portion)	Amount of Gain Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency exchange forward contracts	$4,532	Product sales	$—	Product sales	$2,413
Foreign currency exchange purchased option contracts	749	Product sales	—	Product sales	(470)
Interest rate swap	374	Interest expense	231	Interest expense	(13)
We enter into master netting arrangements designed to permit net settlement of derivative transactions among the respective counterparties. If we had settled all transactions with our respective counterparties at December 31, 2019, we would have received a net settlement termination payment of $0.4 million, which differs insignificantly from the recorded fair value of the derivatives. We present our derivative assets and liabilities at their gross fair values.
The notional amounts of outstanding derivative instruments associated with outstanding or unsettled derivative instruments as of December 31, 2019 and 2018 were as follows:

	2019	2018
Foreign exchange forward contracts in GBP	£50,575	£42,170
Foreign exchange purchased option contracts in GBP	£43,415	£39,365
Foreign exchange forward contracts in EUR	€—	€14,300
Foreign exchange purchased option contracts in EUR	€1,200	€1,675
Interest rate swap	$34,354	$39,829
(11) Fair Value Measurements
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
Derivative instruments and long-term debt and finance lease obligations including the current portion are classified as Level 2 instruments. The fair value of our senior notes (see Note 14, Long-Term Debt and Finance Lease Obligations) was determined based on observable market prices in a less active market and was categorized as Level 2 in the fair value hierarchy. The fair value of other long-term debt and finance lease obligations classified as Level 2 was determined based on the usage of market prices not quoted on active markets and other observable market data. The fair value of the long-term debt and finance lease obligations are based upon rates currently available for debt and finance lease obligations with similar terms and remaining maturities. The carrying amount of derivative instruments approximates fair value.
The carrying amount and estimated fair value of long-term debt and finance lease obligations as of December 31, 2019 and 2018 was as follows:

	December 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2026 Notes	$593,476	$644,250	$—	$—
2021 Notes (1)	—	—	352,843	359,943
Other long-term debt and finance lease obligations	9,544	9,544	79,812	79,812
Total long-term debt and finance lease obligations	$603,020	$653,794	$432,655	$439,755
(1) Notes were redeemed in December 2019 from proceeds from the issuance of the 2026 Notes. For more information, see Note 14, Long-Term Debt and Finance Lease Obligations.
(12) Goodwill
Goodwill includes $80.7 million associated with the acquisition of Cottondale by our sponsor and its contribution to us in 2015 and $4.9 million from acquisitions in 2010.
(13) Assets Held for Sale and Dissolution
In December 2017, we sold the Wiggins plant to a third-party buyer for a purchase price of $0.4 million and recorded a loss on the sale of $0.8 million, net, upon deconsolidation, consisting of a loss on the sale of $3.4 million and a $2.6 million gain upon deconsolidation, which is included in general and administrative expenses on the consolidated statements of operations. In December 2017, Wiggins was dissolved.
(14) Long-Term Debt and Finance Lease Obligations
Long-term debt and finance lease obligations at carrying value consisted of the following at December 31:

	2019	2018
2026 Notes, net of unamortized discount, premium and debt issuance of $6.5 million as of December 31, 2019	$593,476	$—
2021 Notes, net of unamortized discount, premium and debt issuance of $2.2 million as of December 31, 2018	—	352,843
Senior secured revolving credit facility	—	73,000
Other loans	2,006	2,015
Finance leases	7,538	4,797
Total long-term debt and finance lease obligations	603,020	432,655
Less current portion of long-term debt and finance lease obligations	(6,590)	(2,722)
Long-term debt and finance lease obligations, excluding current installments	$596,430	$429,933
2026 Notes

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

On December 9 and December 12, 2019, Enviva Partners, LP, with its wholly owned subsidiary Enviva Partners Finance Corp., issued $550.0 million and $50.0 million, respectively, in aggregate principal amount of 6.5% senior unsecured notes due January 15, 2026 in private placements under Rule 144A and Regulation S of the Securities Act of 1933, as amended, for a total combined aggregate principal amount outstanding of $600.0 million. We received gross proceeds of approximately $601.8 million from the 2026 Notes and net proceeds of approximately $595.8 million after deducting commissions and expenses. We used the net proceeds from the 2026 Notes to (1) redeem our existing $355.0 million principal amount of 8.5% senior unsecured notes due 2021 (the “2021 Notes”), including payment of the related redemption premium, (2) repay borrowings under our senior secured revolving credit facility, including payment of the related accrued interest, and (3) for general partnership purposes. Interest payments are due semi-annually in arrears on January 15 and July 15 of each year, commencing July 15, 2020. We recorded $6.6 million of debt issuance costs. original issue discount and premium associated with the issuance of the 2026 Notes, which have been recorded as a deduction to long-term debt and finance lease obligations.
We may redeem all or a portion of the 2026 Notes at any time at the applicable redemption price, plus accrued and unpaid interest, if any, (subject to the right of holders of record on the relevant record date to receive interest due on an interest payment date that is on or prior to the redemption date) and, in some cases, plus a make-whole premium.
We were in compliance with the covenants and restrictions associated with, and no events of default existed under, the indenture dated as of December 9, 2019 governing the 2026 Notes as of December 31, 2019. The 2026 Notes are guaranteed jointly and severally on a senior unsecured basis by our existing subsidiaries (excluding Enviva Partners Finance Corp.) that guarantee certain of our indebtedness and may be guaranteed by certain future restricted subsidiaries.
2021 Notes
On December 9, 2019, we redeemed all $355.0 million of aggregate principal amount of 2021 Notes and recognized a $9.0 million loss on the early retirement of debt obligation consisting of a $7.5 million debt redemption premium and $1.5 million for the write-off of unamortized debt issuance costs, original issue discount and premium. The amounts were amortized over the term of the 2021 Notes and were expensed in December 2019 when we repaid $355.0 million of aggregate principal amount of the 2021 Notes. The 2021 Notes early redemption was funded from the issuance of the 2026 Notes.
Senior Secured Revolving Credit Facility
We have a $350.0 million senior secured revolving credit facility that matures on October 18, 2023.
Borrowings under the revolving credit commitments thereunder bear interest, at our option, at either a Eurodollar rate or at a base rate, in each case, plus an applicable margin. The applicable margin will fluctuate between 1.75% per annum and 3.00% per annum, in the case of Eurodollar rate borrowings, or between 0.75% per annum and 2.00% per annum, in the case of base rate loans, in each case, based upon our Total Leverage Ratio (as defined in our credit agreement) at such time, with 25 basis point increases or decreases for each 0.50 increase or decrease in our Total Leverage Ratio from 2.75:1:00 to 4.75:1:00.
We are required to pay a commitment fee on the daily unused amount under the revolving credit commitments at a rate between 0.25% and 0.50% per annum. As of December 31, 2019 and 2018, amounts paid were not material.
At December 31, 2019, we had no revolving borrowings under our senior secured revolving credit facility. At December 31, 2018, we had $73.0 million in revolving borrowings under our senior secured revolving credit facility.
The credit agreement contains certain covenants, restrictions and events of default. We are required to maintain (1) a maximum Total Leverage Ratio at or below 4.75 to 1.00 (or 5.00 to 1.00 during a Material Transaction Period and (2) a minimum Interest Coverage Ratio (as defined in our credit agreement) of not less than 2.25 to 1.00.
As of December 31, 2019 and 2018, we were in compliance with all covenants and restrictions associated with, and no events of default existed under, our senior secured revolving credit facility. Our obligations under the senior secured revolving credit facility are guaranteed by certain of our subsidiaries and secured by liens on substantially all of our assets; however, the senior secured revolving credit facility is not guaranteed by the Hamlet JV or secured by liens on its assets.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

Debt Issuance Costs and Original Issue Discounts and Premium
Unamortized debt issuance costs, original issue discounts and premium included in long-term debt at December 31, 2019 and 2018 were $6.5 million and $2.2 million, respectively. Unamortized debt issuance costs associated with the revolving credit facility included in long-term assets was $2.0 million and $2.5 million at December 31, 2019 and 2018, respectively. Amortization expense included in interest expense for the years ended December 31, 2019, 2018 and 2017 was $1.2 million, $1.1 million and $1.4 million, respectively.
Debt Maturities
Our long-term debt matures in 2026 and our finance lease obligations have maturity dates of between 2020 and 2024. The aggregate maturities of long-term debt and finance lease obligations as of December 31, 2019 are as follows:

Year Ending December 31:
2020	$6,590
2021	2,278
2022	295
2023	291
2024 and thereafter	600,090
Long-term debt and finance lease obligations	609,544
Unamortized premium	1,735
Unamortized debt issuance costs	(8,259)
Total long-term debt and finance lease obligations	$603,020
Depreciation expense relating to assets held under finance lease obligations was $4.2 million, $1.8 million and $0.7 million for each of the years ended December 31, 2019, 2018 and 2017, respectively.
(15) Related-Party Transactions
Related-party amounts included on the consolidated statements of operations were the following for each of the years ended December 31:

	2019	2018	2017
Other revenue	$1,789	$3,545	$5,912
Cost of goods sold	111,491	84,148	69,445
General and administrative expenses	24,492	17,096	15,132
Management Services Agreements
Pursuant to the MSAs, Enviva Management provides us with operations, general administrative, management and other services. We are required to reimburse Enviva Management for the amount of all direct or indirect internal or third-party expenses incurred by Enviva Management in connection with the provision of such services. The MSAs include rent-related amounts for noncancelable operating leases for office space in Maryland and North Carolina held by our sponsor. Under the Hamlet JV MSA, to the extent allocated costs exceed the annual management fee, the additional costs are recorded with an increase to partners’ capital.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

Related-party amounts included on the consolidated balance sheets and the consolidated statements of operations under our MSAs were as follows:

As of December 31,	2019	2018
Finished goods inventory	$419	$1,244
Related-party payables	18,703	19,015

For the Year Ended December 31,	2019	2018	2017
Cost of goods sold	$63,377	$52,280	$49,875
General and administrative expenses	24,492	17,096	15,132
During the year ended December 31, 2019, $2.6 million of fees expensed under the Hamlet JV MSA were waived and recorded as an increase to partners’ capital.
Hamlet Drop-Down Agreements
During the year ended December 31, 2019, $19.7 million was recorded as an increase to partners’ capital and $7.7 million was recorded in cost of goods sold pursuant to the agreements we entered into on the date of acquisition of the Hamlet JV. The increases to partners’ capital are comprised of expenses waived under the First EVA MSA Fee Waiver and the Hamlet JV MSA Fee Waiver and reimbursement of construction cost overruns in excess of budgeted capital expenditures for the Hamlet plant. The net reduction in cost of goods sold comprises our receipt of a cost of cover deficiency fee from our sponsor pursuant to the Make-Whole Agreement as a result of Hamlet Operator’s failure to meet specified production levels, offset by the agreed-upon price due to Hamlet Operator for the pellets produced by the Hamlet plant that we have sold.
Hamlet JV Revolver
In connection with the Hamlet Drop-Down, on April 2, 2019, our sponsor assigned to us all of its rights and obligations under the amended and restated credit agreement, dated as of June 30, 2018, between the Hamlet JV, as borrower, and our sponsor, as lender. On April 2, 2019, we amended and restated the Hamlet JV Revolver to extend the maturity date of the revolving loans made to the Hamlet JV and increase our commitment as lender to fund increases in the amount of such loans from $30.0 million to $60.0 million in order to fund capital expenditures and working capital at the Hamlet plant. As of December 31, 2019, the outstanding balance of the Hamlet JV Revolver was $52.2 million due from the Hamlet JV to Enviva, LP, both of which are eliminated upon consolidation.
Second EVA MSA Fee Waiver
In June 2019, we entered into an additional agreement with Enviva Management (the “Second EVA MSA Fee Waiver”) pursuant to which we received a $5.0 million waiver of fees under the EVA MSA through September 30, 2019 as consideration for an assignment of two shipping contracts to our sponsor to rebalance our and our sponsor’s respective shipping obligations under our existing off-take contracts. During the year ended December 31, 2019, $5.0 million of fees expensed under the EVA MSA were waived and recorded as an increase to partners’ capital pursuant to the Second EVA MSA Fee Waiver. During the year ended December 31, 2018, no fees were waived under the EVA MSA pursuant to the Second EVA MSA Fee Waiver.
Wilmington Drop-Down - Second Payment
We completed the Wilmington Drop-Down in October 2017 for total consideration of $130.0 million, subject to certain conditions. On April 1, 2019, we made the second and final payment of $74.0 million, which consisted of $24.3 million in cash, of which $22.8 million was distributed to John Hancock, and the issuance of 1,691,627 common units, or approximately $49.7 million in common units, which were distributed to John Hancock (the “Second Payment”). The Second Payment was reflected in deferred consideration for drop-downs due to related-party on the consolidated balance sheets as of December 31, 2018.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

Related-Party Indemnification
In December 2016, we acquired from the Hamlet JV all of the issued and outstanding limited liability company interests in Sampson (the “Sampson Drop-Down”), which owns a wood pellet production plant in Sampson County, North Carolina (the “Sampson plant”). In connection with the Sampson Drop-Down and the Wilmington Drop-Down, the Hamlet JV agreed to indemnify us, our affiliates and our respective officers, directors, managers, counsel, agents and representatives from all costs and losses arising from certain vendor liabilities and claims related to the construction of the Sampson plant and the Wilmington terminal that were included in the net assets we acquired.
We recorded a related-party receivable from the Hamlet JV of $6.4 million for reimbursement of indemnifiable amounts related to the Sampson Drop-Down. At December 31, 2018, the related-party receivable associated with such amounts was $0.3 million. As of December 31, 2019, any reimbursement of indemnifiable amounts were eliminated upon consolidation.
We recorded a related-party receivable from the Hamlet JV of $1.8 million for reimbursement of indemnifiable amounts related to the Wilmington Drop-Down. As of December 31, 2019, no further amounts are outstanding. At December 31, 2018, the related-party receivable associated with such amounts was insignificant.
Sampson Construction Payments
Pursuant to payment agreements between us and the Hamlet JV, the Hamlet JV agreed to pay an aggregate amount of $2.9 million to us in consideration for costs incurred by us to repair or replace certain equipment at the Sampson plant following the consummation of the Sampson Drop-Down. As of December 31, 2018, $2.9 million was received and no further amounts are outstanding.
Greenwood Contract
In February 2018, we entered into a contract with Greenwood to purchase wood pellets produced by the Greenwood plant through March 2022 (the “Greenwood Contract”) and have a take-or-pay obligation with respect to 550,000 MTPY of wood pellets from July 2019 through March 2022. Pursuant to an amendment to the Greenwood Contract, our take-or-pay obligation with respect to 550,000 MTPY of wood pellets was deferred to 2021 and made subject to Greenwood’s option to increase or decrease the volume by 10% each contract year.
During the years ended December 31, 2019 and 2018, we purchased $46.2 million and $27.4 million of wood pellets from Greenwood and recorded a cost of cover deficiency fee of approximately $5.0 million and $0.7 million as Greenwood was unable to satisfy certain commitments. We did not purchase wood pellets from Greenwood during the year ended December 31, 2017.
As of December 31, 2019 and 2018, of the net $41.2 million and $26.7 million, $40.9 million and $26.2 million is included in cost of goods sold, and $0.3 million and $0.5 million is included in finished goods inventory, respectively.
As of December 31, 2019 and 2018, $1.3 million and $7.9 million, respectively, is included in related-party payables related to our wood pellet purchases from Greenwood.
Holdings TSA
The Wilmington Drop-Down included the Holdings TSA, pursuant to which our sponsor agreed to deliver a minimum of 125,000 MT of wood pellets per quarter for receipt, storage, handling and loading services by the Wilmington terminal and pay a fixed fee on a per-ton basis for such terminal services. The Holdings TSA remains in effect until September 1, 2026. During the year ended December 31, 2019, there was no terminal services revenue from our sponsor. During the years ended December 31, 2018 and 2017, we recorded $0.8 million and $2.8 million, respectively, as terminal services revenue from our sponsor, which is included in other revenue.
In February 2018, our sponsor amended and assigned the Holdings TSA to Greenwood. Deficiency payments are due to Wilmington if quarterly minimum throughput requirements are not met. During the years ended December 31, 2019 and 2018, we recorded $1.8 million and $2.2 million, respectively, of deficiency fees from Greenwood, which is included in other revenue. We did not have any deficiency fees from Greenwood for the year ended December 31, 2017.

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
Enviva FiberCo, LLC
We purchase raw materials from Enviva FiberCo, LLC, a wholly owned subsidiary of our sponsor (“FiberCo”). During the year ended December 31, 2019, cost of cover deficiency fees net of raw material purchases was $0.5 million. During 2018 and 2017 raw material purchases were $7.1 million and $8.5 million, respectively. There were no cost of cover deficiency fees from FiberCo recorded during the years ended December 31, 2018 and 2017.
Biomass Purchase Agreement - Hamlet JV
In September 2016, Sampson entered into a confirmation under a master biomass purchase and sale agreement between us and the Hamlet JV pursuant to which Sampson agreed to sell to our sponsor 60,000 MT of wood pellets through August 31, 2017. On June 23, 2017, our sponsor satisfied its take-or-pay obligation under the agreement with a $2.7 million payment to us, which is included in other revenue.
Biomass Option Agreement – Enviva Holdings, LP
In February 2017, Enviva, LP entered into an agreement and a confirmation thereunder with our sponsor (together, as amended, the “Option Contract”
During the years ended December 31, 2018 and 2017, Enviva, LP purchased $1.7 million and $11.1 million, respectively, of wood pellets from our sponsor. The Option Contract terminated in accordance with its terms in March 2018.
Long-Term Incentive Plan Vesting
During the year ended December 31, 2018, we paid $6.9 million to the General Partner for the purchase of common units from our sponsor, and the satisfaction of related tax withholding obligations of the Provider for which we are responsible under the MSA, in connection with the vesting and settlement of performance-based phantom unit awards granted under the LTIP. During the year ended December 31, 2019, no common units were purchased from our sponsor in connection with the vesting and settlement of performance-based phantom unit awards granted under the LTIP.
(16) Income Taxes
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
For calendar year 2019, the only periods subject to examination for federal and state income tax returns are 2016 through 2018. We believe our income tax filing positions, including our status as a pass-through entity, would be sustained on audit and we do not anticipate any adjustments that would result in a material change to our consolidated balance sheet. Therefore, no reserves for uncertain tax positions, nor interest and penalties, have been recorded. For the years ended December 31, 2019, 2018 and 2017, no provision for federal or state income taxes has been recorded in the consolidated financial statements.
Our consolidated financial statements include Enviva Finance Corp., which is a wholly owned C-corporation that was formed for the purpose of being the co-issuer of our senior unsecured notes. There were no activities generated by Enviva Finance Corp. during 2019 and 2018; as a result, no provision for federal or state income taxes has been recorded in the consolidated financial statements.
(17) Partners’ Capital
Common and Subordinated Units - Sponsor

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

In January 2018, our sponsor sold to the General Partner 81,708 common units, which were used to satisfy our obligation to settle vested performance-based phantom unit awards granted under the LTIP. On May 9, 2018, our sponsor sold to third parties all of the 1,265,453 common units held by our sponsor on such date. All of our subordinated units, which at the time were held by our sponsor, converted into common units on a one-for-one basis at the end of the subordination period on May 30, 2018. As of December 31, 2018, 11,905,138 common units were held by our sponsor. On April 2, 2019, in connection with the Hamlet Drop-Down, we issued 1,681,237 common units, or $50.0 million in common units, to our sponsor.
Common Units - Issuance
During March 2019, we issued 3,508,778 common units in a registered direct offering for net proceeds of approximately $97.0 million, net of $3.0 million of issuance costs. On April 1, 2019, in connection with the Second Payment for the Wilmington Drop-Down, we issued 1,691,627 common units, or $49.7 million in common units, to the Hamlet JV, which common units were distributed to John Hancock.
Shelf Registration - Equity Interests in the Partnership
We filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission (the “SEC”) on June 21, 2019 to allow us, from time to time, in one or more offerings, to offer and sell (1) common units representing limited partner interests in Enviva Partners, LP and (2) preferred units representing equity interests in Enviva Partners, LP. The aggregate initial offering price of all securities sold by us under the effective shelf registration statement may not exceed $500.0 million.
On April 1, 2019, in connection with the Second Payment for the Wilmington Drop-Down, we issued 1,691,627 common units, or $49.7 million in common units, to the Hamlet JV, which common units were distributed to John Hancock. On April 2, 2019, in connection with the Hamlet Drop-Down, we issued 1,681,237 common units, or $50.0 million in common units, to our sponsor. In accordance with our registration rights agreements with John Hancock, we registered the common units issued for the Wilmington-Drop Down and the Hamlet Drop-Down for resale, subject to certain limitations, pursuant to the effective shelf registration statement.
At-the-Market Offering Program
Pursuant to an equity distribution agreement dated August 8, 2016, we may offer and sell common units from time to time through a group of managers, subject to the terms and conditions set forth in such agreement, of up to an aggregate sales amount of $100.0 million (the “ATM Program”).
During the year ended December 31, 2019, we did not sell common units under the ATM Program. During the year ended December 31, 2018, we sold 8,408 common units under the ATM Program for net proceeds of $0.2 million, net of an insignificant amount of commissions. We had no accounting or other fees associated with the ATM Program during the year ended December 31, 2018. Net proceeds from sales under the ATM Program were used for general partnership purposes.
Allocations of Net Income (Loss)
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
Incentive Distribution Rights
Incentive distribution rights (“IDRs”) represent the right to receive increasing percentages (from 15.0% to 50.0%) of quarterly distributions from operating surplus after distributions in amounts exceeding specified target distribution levels have been achieved by the Partnership. The General Partner currently holds the IDRs but may transfer these rights at any time.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

Cash Distributions to Unitholders
The partnership agreement sets forth the calculation to be used to determine the amount of cash distributions that our unitholders and our sponsor will receive.
Distributions that have been paid or declared related to the reporting period are considered in the determination of earnings per unit. The following table details the cash distribution paid or declared (in millions, except per unit amounts):

Quarter Ended	Declaration Date	Record Date	Payment Date	Distribution Per Unit	Total Cash Distribution	Total Payment to General Partner for Incentive Distribution Rights
June 30, 2018	August 1, 2018	August 15, 2018	August 29, 2018	$0.6300	$16.7	$1.4
September 30, 2018	October 31, 2018	November 15, 2018	November 29, 2018	$0.6350	$16.8	$1.5
December 31, 2018	January 29, 2019	February 15, 2019	February 28, 2019	$0.6400	$17.0	$1.7
March 31, 2019	May 2, 2019	May 20, 2019	May 29, 2019	$0.6450	$21.6	$2.3
June 30, 2019	July 31, 2019	August 15, 2019	August 29, 2019	$0.6600	$22.1	$2.8
September 30, 2019	October 30, 2019	November 15, 2019	November 29, 2019	$0.6700	$22.4	$3.1
December 31, 2019	January 29, 2020	February 14, 2020	February 28, 2020	$0.6750	$22.7	$3.3
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
We determine the amount of cash available for distribution for each quarter in accordance with our partnership agreement. The amount to be distributed to unitholders and IDR holders is based on the distribution waterfall set forth in our partnership agreement. Net earnings for the quarter are allocated to each class of partnership interest based on the distributions to be made. On May 30, 2018, the subordination period ended in accordance with our partnership agreement and all of our subordinated units converted into common units on a one-for-one basis (see Note 19, Net Income (Loss) per Limited Partner Unit).
Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses and gains and losses that pursuant to GAAP are included in comprehensive income (loss) but excluded from net income (loss).
The following table presents the changes in accumulated other comprehensive income:

Balance at December 31, 2017	$(3,040)
Net unrealized gains on cash flow hedges	5,655
Reclassification of net gains on cash flow hedges realized into net income	(2,178)
Currency translation adjustment	2
Accumulated other comprehensive income at December 31, 2018	439
Net unrealized losses on cash flow hedges	(146)
Reclassification of net gains on cash flow hedges realized into net loss	(288)
Cumulative effect of accounting change - derivative instruments	18
Accumulated other comprehensive income at December 31, 2019	$23

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

Noncontrolling Interests—Enviva Pellets Wiggins, LLC
Prior to December 2017, we held a 67% controlling interest in Wiggins. In December 2017, we sold the Wiggins plant to a third-party buyer for a purchase price of $0.4 million and recorded a loss on the sale of $0.8 million, net, which is included in general and administrative expenses. In December 2017, Wiggins was dissolved. Upon dissolution, no amounts were distributed to the non-controlling interest holders and all intercompany balances were forgiven (see Note 13, Assets Held for Sale and Dissolution).
Hamlet JV
The capital of the Hamlet JV is divided into two classifications: (1) Class A Units and (2) Class B Units, issued at a price of $1.00 per unit for each class.
Class A Units - Noncontrolling Interests
Class A Units were issued to John Hancock in exchange for capital contributions at a price of $1.00 for each Class A Unit.
John Hancock had a total capital commitment of $235.2 million and, as of December 31, 2019, John Hancock held 227.0 million Class A Units with a remaining capital commitment amount of $8.2 million.
Class B Units - Controlling Interests
Class B Units were issued to the Partnership in exchange for capital contributions at a price of $1.00 for each Class B Unit.
The Partnership had a total capital commitment of $232.2 million and, as of December 31, 2019, the Partnership held 224.0 million Class B Units with a remaining commitment amount of $8.2 million.
Pursuant to the limited liability company agreement of the Hamlet JV (the “Hamlet JV LLCA”), we are the managing member of the Hamlet JV and have the authority to manage the business and affairs of the Hamlet JV and take actions on its behalf, including adopting annual budgets, entering into agreements, effecting asset sales or biomass purchase agreements, making capital calls, incurring debt and taking other actions, subject to consent of John Hancock in certain circumstances. The Hamlet JV LLCA also sets forth the capital commitments and limitations thereon from each of the members and provides for the allocation of sale proceeds and distributions among the holders of outstanding Class A Units and Class B Units.
We included all accounts of the Hamlet JV in our consolidated results as of April 2, 2019 as the Class B Units represent a controlling interest in the Hamlet JV.
Distribution Rights
Distributions to John Hancock and to the Partnership are made in the reasonable discretion of the Partnership as managing member and are governed by the waterfall provisions of the Hamlet JV LLCA, which provides that distributions, after repayment of revolving borrowings under the Hamlet JV Revolver borrowings, are to be made as follows:

•	First: To the members in proportion to their relative unreturned capital contributions, then to the members in proportion to their relative unpaid preference amount.

•	Thereafter: 25% to John Hancock and 75% to the Partnership.
Prior to the Hamlet Drop-Down, John Hancock had received all of its capital contributions and substantially all of its preference amount and the historical net losses of the Hamlet JV had been allocated to the members of the Hamlet JV in proportion to their unreturned capital contributions; consequently, the balance of members’ capital attributable to John Hancock was negative at the time of the Hamlet Drop-Down. The Partnership has not received repayment of revolving borrowings from the Hamlet JV pursuant to the Hamlet JV Revolver or its capital contributions and preference amount as of December 31, 2019; as a result, none of the net loss of the Hamlet JV has been allocated to John Hancock following the Hamlet Drop-Down and no change has been recognized to the negative noncontrolling interest balance attributable to John Hancock that was acquired by the Partnership.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

Wilmington Drop-Down
Wilmington was a wholly owned subsidiary of the Hamlet JV prior to the consummation of the Wilmington Drop-Down. Our consolidated financial statements for the periods prior to October 2, 2017, were retrospectively recast to include the financial results of Wilmington as if the consummation of the Wilmington Drop-Down had occurred on May 15, 2013, the date Wilmington was originally organized. The interests of the Hamlet JV’s third-party investors in Wilmington for periods prior to the related drop-down transactions have been reflected as a non-controlling interest in our financial statements. Our consolidated statements of operations for the year ended December 31, 2017 included net losses of $3.1 million attributable to the non-controlling interests in Wilmington. We had no non-controlling interests in Wilmington for the years ended December 31, 2019 and 2018.
(18) Equity-Based Awards
Long-Term Incentive Plan
The General Partner maintains the LTIP, which provides for the grant, from time to time, at the discretion of the board of directors of the General Partner or a committee thereof, of unit options, unit appreciation rights, restricted units, phantom units, DERs and other awards. The LTIP limits the number of common units that may be delivered pursuant to awards under the plan to 2,450,000 common units in accordance with the first amendment to the LTIP, which became effective on January 29, 2020. If equity awards granted under the LTIP are forfeited, canceled, exercised, paid in cash or otherwise terminate or expire without the actual delivery of the underlying common units, the corresponding number of such common units will remain available for delivery pursuant to other awards under the LTIP. The common units issuable pursuant to the LTIP will consist, in whole or in part, of common units acquired in the open market or from any affiliate or any other person, newly issued common units or any combination of the foregoing as determined by the board of directors of the General Partner or a committee thereof.
During 2019, 2018 and 2017, the board of directors of the General Partner granted phantom units in tandem with corresponding DERs to employees of Enviva Management who provide services to us (the “Affiliate Grants”) and phantom units in tandem with corresponding DERs to certain non-employee directors of the General Partner (the “Director Grants”). The phantom units and corresponding DERs are subject to certain vesting and forfeiture provisions. Award recipients do not have all of the rights of a common unitholder with respect to the phantom units until the phantom units have vested and been settled. Awards of the phantom units were settled in common units within 60 days after the applicable vesting date. If a phantom unit award recipient experiences a termination of service under certain circumstances set forth in the applicable award agreement, the unvested phantom units and corresponding DERs (in the case of performance-based Affiliate Grants) are forfeited. Forfeitures are recognized when the actual forfeiture occurs.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

Affiliate Grants
A summary of the Affiliate Grants for the years ended December 31, 2019, 2018 and 2017 is as follows:

	Time-Based Phantom Units		Performance-Based Phantom Units		Total Affiliate Grant Phantom Units
	Units	Weighted-Average Grant Date Fair Value (per unit)(1)	Units	Weighted-Average Grant Date Fair Value (per unit)(1)	Units	Weighted-Average Grant Date Fair Value (per unit)(1)
Nonvested December 31, 2017	595,866	$22.32	111,104	$25.52	706,970	$22.82
Granted	398,729	$29.15	171,104	$28.92	569,833	$29.08
Adjusted	—	$—	19,832	$18.19	19,832	$18.19
Forfeitures	(89,119)	$25.59	(17,469)	$25.76	(106,588)	$25.62
Vested	(181,536)	$21.42	(45,059)	$23.80	(226,595)	$21.89
Nonvested December 31, 2018	723,940	$25.91	239,512	$27.65	963,452	$26.34
Granted	395,851	$30.41	219,943	$30.28	615,794	$30.36
Forfeitures	(99,999)	$28.56	(24,185)	$29.82	(124,184)	$28.80
Vested	(145,506)	$18.30	—	$—	(145,506)	$18.30
Nonvested December 31, 2019	874,286	$28.90	435,270	$28.84	1,309,556	$28.88
____________________________________________

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
Time-based Affiliate Grants vest on the third anniversary of the grant date and performance-based Affiliate Grants vest in three years upon achievement of specific performance milestones. We account for the delivery of common units upon the settlement of vested Affiliate Grants as if such common units were distributed by us. The fair value of the Affiliate Grants granted during 2019 and 2018 was $18.7 million and $16.6 million, respectively, based on the market price per unit on the applicable date of grant. The grant date fair value of performance-based Affiliate Grants is reported based on the probable outcome of the performance conditions on the grant date. The fair value of the Affiliate Grants is expensed by Enviva Management at the grant date. Compensation expense is based on the grant date fair value. Changes in unit-based compensation expense due to passage of time, forfeitures, probability of meeting required performance conditions and final settlements are recorded as adjustments to unit-based compensation expense and partners’ capital. For performance-based Affiliate Grants, expense is accrued only if the performance goals are considered to be probable of occurring.
Enviva Management recognizes unit-based compensation expense for the units awarded and a portion of that expense is allocated to us under the MSA in the same manner as other corporate expenses. Our portion of the unit-based compensation expense is included in general and administrative expenses. We recognized $5.0 million, $4.7 million and $3.4 million of general and administrative expense associated with the Affiliate Grants during the years ended December 31, 2019, 2018 and 2017, respectively. During the third quarter of 2019, $0.4 million of unit-based compensation with respect to performance-based Affiliate Grants was reversed as the related performance goals were not met and during the fourth quarter of 2017, $1.6 million of unit-based compensation with respect to performance-based Affiliate Grants was reversed as the related performance goals were not met. As performance goals were met during 2018, no unit-based compensation with respect to performance-based Affiliate Grants expense was adjusted.
We paid $1.9 million to Enviva Management to satisfy the withholding tax requirements associated with 145,506 time-based Affiliate Grants that vested under the LTIP during the year ended December 31, 2019. No performance-based Affiliate Grants vested under the LTIP during the year ended December 31, 2019. We paid $2.9 million to Enviva Management to satisfy the withholding tax requirements associated with 181,536 time-based Affiliate Grants and 45,059 performance-based Affiliate Grants that vested under the LTIP during the year ended December 31, 2018. The unrecognized estimated unit-based compensation cost relating to outstanding Affiliate Grants at December 31, 2019 was $8.7 million, which will be recognized over the remaining vesting period.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

Director Grants
A summary of the Director Grant unit awards subject to vesting for the years ended December 31, 2019, 2018 and 2017, is as follows:

	Time-Based Phantom Units
	Units	Weighted-Average Grant Date Fair Value (per unit)(1)
Nonvested December 31, 2017	15,840	$25.25
Granted	13,964	$28.65
Vested	(15,840)	$25.25
Nonvested December 31, 2018	13,964	$28.65
Granted	13,264	$30.16
Vested	(13,964)	$28.65
Nonvested December 31, 2019	13,264	$30.16
____________________________________________

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
In February 2019, Director Grants valued at $0.4 million were granted and vest on the first anniversary of the grant date in February 2020. In February 2020, the Director Grants that were unvested at December 31, 2019 vested and common units were issued in respect thereof. In addition, 420 common units were granted and issued to non-employee directors of the General Partner as compensation for services performed on the General Partner’s board of directors during the year ended December 31, 2018 and no units were granted during the year ended December 31, 2019. For the years ended December 31, 2019, 2018 and 2017 we recorded $0.4 million, $0.4 million and $0.5 million, respectively, of unit-based compensation expense with respect to the Director Grants. The unrecognized estimated unit-based compensation cost relating to outstanding Director Grants at December 31, 2019 is insignificant and will be recognized over the remaining vesting period.
Distribution Equivalent Rights
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
DER distributions paid related to time-based Affiliate Grants were $2.7 million, $1.8 million and $1.0 million, respectively, for the years ended December 31, 2019, 2018 and 2017. At December 31, 2019 and 2018, $0.6 million and $0.9 million, respectively, of DER distributions unpaid related to time-based Affiliate Grants are included in related-party payables.
DER distributions unpaid related to the performance-based Affiliate Grants were as follows as of December 31:

	2019	2018
Accrued liabilities	$397	$419
Other long-term liabilities	1,193	312
Total unpaid DERs	$1,590	$731
(19) Net Income (Loss) per Limited Partner Unit
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
In addition to the common units, we have identified the IDRs and phantom units as participating securities and apply the two-class method when calculating the net income (loss) per unit applicable to limited partners, which is based on the weighted-average number of common units and subordinated units outstanding during the period. Diluted net income per unit includes the effects of potentially dilutive time-based and performance-based phantom units on our common units. Basic and diluted earnings per unit that previously was applicable to subordinated limited partners was the same because there were no potentially dilutive subordinated units outstanding.
The computation of net (loss) income available per limited partner unit is as follows for the years ended December 31:

	2019	2018	2017
Net (loss) income available to partners	$(5,822)	$6,952	$14,373
Less net loss attributable to noncontrolling partners’ interests	—	—	3,140
Net (loss) income available to Enviva Partners, LP	$(5,822)	$6,952	$17,513
Less: Pre-acquisition income from inception to October 1, 2017 from operations of Enviva Port of Wilmington, LLC Drop-Down allocated to General Partner	—	—	(3,049)
Enviva Partners, LP limited partners’ interest in net (loss) income	$(5,822)	$6,952	$20,562
Less: Distributions declared on:
Common units	$88,761	$54,604	$34,033
Subordinated units through end of subordination period	—	12,407	28,096
IDRs	11,439	5,867	3,398
Total distributions declared	100,200	72,878	65,527
Earnings less than distributions	$(106,022)	$(65,926)	$(44,965)
Basic and diluted net (loss) income per limited partner unit is as follows:

Year Ended December 31, 2019	Common Units	General Partner
Weighted-average common units outstanding—basic	31,791	—
Effect of nonvested phantom units	—	—
Weighted-average common units outstanding—diluted	31,791	—

Year Ended December 31, 2019	Common Units	General Partner	Total
Distributions declared	$88,761	$11,439	$100,200
Earnings less than distributions	(106,022)	—	(106,022)
Net (loss) income available to partners	$(17,261)	$11,439	$(5,822)
Weighted-average units outstanding—basic and diluted	31,791
Net loss per limited partner unit—basic and diluted	$(0.54)

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

Year Ended December 31, 2018	Common Units	Subordinated Units	General Partner
Weighted-average common units outstanding—basic	21,533	4,893	—
Effect of nonvested phantom units	1,020	—	—
Weighted-average common units outstanding—diluted	22,553	4,893	—

Year Ended December 31, 2018	Common Units	Subordinated Units	General Partner	Total
Distributions declared	$54,604	$12,407	$5,867	$72,878
Earnings less than distributions	(53,720)	(12,206)	—	(65,926)
Net income available to partners	$884	$201	$5,867	$6,952
Weighted-average units outstanding—basic and diluted	21,533	4,893
Net income per limited partner unit—basic and diluted	$0.04	$0.04

Year Ended December 31, 2017	Common Units	Subordinated Units	General Partner
Weighted-average common units outstanding—basic	14,403	11,905	—
Effect of nonvested phantom units	948	—	—
Weighted-average common units outstanding—diluted	15,351	11,905	—

Year Ended December 31, 2017	Common Units	Subordinated Units	General Partner	Total
Distributions declared	$34,033	$28,096	$3,398	$65,527
Earnings less than distributions	(24,631)	(20,334)	—	(44,965)
Net income available to partners	$9,402	$7,762	$3,398	$20,562
Weighted-average units outstanding—basic	14,403	11,905
Weighted-average units outstanding—diluted	15,351	11,905
Net income per limited partner unit—basic	$0.65	$0.65
Net income per limited partner unit—diluted	$0.61	$0.65

(20) Commitments and Contingencies
Commitments
We have entered into throughput agreements expiring in 2023 to receive terminal and stevedoring services at certain of our terminals. The agreements specify a minimum cargo throughput requirement at a fixed price per ton or a fixed fee, subject to an adjustment based on the consumer price index or the producer prices index, for a defined period of time, ranging from monthly to annually. At December 31, 2019, we had approximately $12.2 million related to firm commitments under such terminal and stevedoring services agreements. For the years ended December 31, 2019, 2018 and 2017, terminal and stevedoring services expenses were $11.3 million, $9.8 million and $10.6 million, respectively.
We have entered into long-term arrangements to secure transportation from our plants to our export terminals. Under certain of these agreements, which expire between 2021 through 2023, we committed to various annual minimum volumes under multi-year fixed-cost contracts with third-party logistics providers for trucking and rail transportation, subject to increases in the consumer price index and certain fuel price adjustments. For the years ended December 31, 2019, 2018 and 2017, transportation expenses were $25.5 million, $29.8 million and $23.8 million, respectively.
We have entered into long-term supply arrangements, expiring between 2020 through 2024, to secure the supply of wood pellets from third-party vendors and related parties. The minimum annual purchase volumes are at a fixed price per MT adjusted for volume, pellet quality and certain shipping-related charges. The supply agreements for the purchase of 1,620,000 MT of wood pellets from British Columbia are fully offset by an agreement to sell 1,620,000 MT of wood pellets to the same

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

counterparty from our terminal locations. Under long-term supply arrangements, we purchased approximately $51.6 million, $29.5 million and $3.5 million of wood pellets for the years ended December 31, 2019, 2018 and 2017, respectively.
Fixed and determinable portions of the minimum aggregate future payments under these firm terminal and stevedoring services, transportation and supply agreements for the next five years are as follows:

2020	$220,632
2021	211,073
2022	75,350
2023	55,265
2024	50,644
Total	$612,964
In order to mitigate volatility in our shipping costs, we have entered into fixed-price shipping contracts with reputable shippers matching the terms and volumes of certain of our off-take contracts for which we are responsible for arranging shipping. Contracts with shippers, expiring between 2021 through 2039, include provisions as to the minimum amount of MTPY to be shipped and may also stipulate the number of shipments. Pursuant to these contracts, the terms of which extend up to fifteen years, charges are based on a fixed-price per MT and, in some cases, there are adjustment provisions for increases in the price of fuel or for other distribution-related costs. The charge per MT varies depending on the loading and discharge port. Shipping expenses included in cost of sales were $64.1 million for each of the years ended December 31, 2019 and 2018 and $52.2 million for the year ended December 31, 2017.
(21) Quarterly Financial Data (Unaudited)
The following tables presents our unaudited quarterly financial data. The quarterly results of operations for these periods are not necessarily indicative of future results of operations. Certain amounts related to the change in the fair value of derivatives have been reclassified to product sales from other income for the first and second quarters of 2018 to conform to current period presentation. Basic and diluted earnings per unit are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per unit information may not equal annual basic and diluted earnings per unit.

For the Year Ended December 31, 2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net revenue	$158,369	$168,079	$157,405	$200,540	$684,393
Gross margin	9,907	16,507	26,466	28,188	81,068
Net (loss) income	(8,923)	(3,801)	8,852	929	(2,943)
Enviva Partners, LP limited partners’ interest in net (loss) income	(8,923)	(3,801)	8,852	929	(2,943)
Basic (loss) income per limited partner common unit	$(0.42)	$(0.20)	$0.15	$(0.10)	$(0.54)
Diluted (loss) income per limited partner common unit	$(0.42)	$(0.20)	$0.15	$(0.10)	$(0.54)

For the Year Ended December 31, 2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net revenue	$125,324	$135,596	$144,148	$168,673	$573,741
Gross margin	(5,018)	19,811	30,119	24,529	69,441
Net (loss) income	(19,335)	3,544	13,356	9,387	6,952
Enviva Partners, LP limited partners’ interest in net (loss) income	(19,335)	3,544	13,356	9,387	6,952
Basic (loss) income per limited partner common unit	$(0.78)	$0.08	$0.45	$0.29	$0.04
Diluted (loss) income per limited partner common unit	$(0.78)	$0.08	$0.43	$0.28	$0.04
Basic (loss) income per limited partner subordinated unit	$(0.78)	$0.08	$—	$—	$0.04
Diluted (loss) income per limited partner subordinated unit	$(0.78)	$0.08	$—	$—	$0.04

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Exchange Act) was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our General Partner. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2019, the end of the period covered by this Annual Report.
Internal Control over Financial Reporting
Management’s Annual Report on Internal Control over Financial Reporting
The management of our General Partner is responsible for establishing and maintaining adequate internal control over financial reporting for us as defined in Rules 13a‑15(f) and 15d‑15(f) of the Exchange Act. Under the supervision of, and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework in 2013, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management of our General Partner concluded that our internal control over financial reporting was effective as of December 31, 2019. This Annual Report on Form 10‑K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for emerging growth companies.
Inherent Limitations on Effectiveness of Controls
Control systems, no matter how well conceived and operated, are designed to provide a reasonable, but not an absolute, level of assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that occurred during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Indemnification for Consent from Predecessor Independent Registered Public Accounting Firm
We have agreed to indemnify and hold KPMG LLP (KPMG) harmless against and from any and all legal costs and expenses incurred by KPMG in successful defense of any legal action or proceeding that arises as a result of KPMG’s consent to the incorporation by reference of KPMG’s audit reports on the Partnership’s and Enviva Wilmington Holdings, LLC’s financial statements incorporated by reference into the Partnership’s registration statements on Form S-8 (File No. 333-236150 and 333-203756) and Form S-3 (333-232247).

ITEM 9B.	OTHER INFORMATION
Amendment to Partnership Agreement
Our General Partner adopted Amendment No. 2 to the First Amended and Restated Limited Partnership Agreement (the “LPA Amendment”) to amend our partnership agreement, effective January 1, 2019, to provide that if a partner (or its affiliate) provides services to us or pays expenses on our behalf, and does not seek payment or reimbursement, then the amount of such foregone payment for services or reimbursable expense shall be treated as a deemed contribution of cash to us by such partner, followed by a deemed payment of the expense by the Partnership. The LPA Amendment also provides that any tax items of deduction or loss resulting from the deemed payment of the expense by the Partnership shall be allocated back to the partner that is deemed to have contributed such amount to the Partnership.
Amended and Restated Purchase Rights Agreement
In connection with our initial public offering, the Partnership entered into a purchase rights agreement with our sponsor, pursuant to which our sponsor granted the Partnership the right of first offer to acquire any wood pellet production plants and associated deep-water marine terminals that it or its development joint ventures may develop or acquire and elect to sell for a five-year period. Effective as of February 24, 2020, the Partnership, the General Partner and our sponsor amended and restated the purchase rights agreement to extend the initial term to May 2021 with automatic renewals on an annual basis unless the Partnership or our sponsor provide notice of termination within 60 days prior to the end of the then-current term.

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
The board of directors of our General Partner has ten directors, including four directors meeting the independence standards established by the New York Stock Exchange (the “NYSE”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The board of directors met ten times during 2019.
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
We incur general and administrative costs related to our management services agreements with Enviva Management Company, LLC (the “MSAs”) that cover the corporate salary and overhead expenses associated with our business. If the MSAs were terminated without replacement, or our General Partner or its affiliates provided services outside of the scope of the MSAs, our partnership agreement would require us to reimburse our General Partner and its affiliates, including our sponsor, for all expenses incurred and payments made on our behalf.
Executive Officers and Directors of Our General Partner
The following table shows information for the executive officers and directors of our General Partner. As the owner of our General Partner, our sponsor appoints all members of the board of directors of our General Partner. Directors hold office until their successors have been appointed or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers are appointed by and serve at the discretion of the board. In 2019, we amended our corporate governance guidelines to provide that, unless the board determines otherwise, a non-employee director shall retire from service on the Board effective as of the last day of the fiscal year in which the director has turned 80, provided that the Chairman of the Board may, in his or her sole discretion, waive this requirement for an individual director for up to two years.
There are no family relationships among any of our directors or executive officers. One of our directors and all of our executive officers also serve as executive officers of our sponsor.

Name of Beneficial Owner	Age	Position With Our General Partner
John K. Keppler	49	Chairman, President and Chief Executive Officer
Shai S. Even	51	Executive Vice President and Chief Financial Officer
Thomas Meth	47	Executive Vice President, Sales and Marketing
William H. Schmidt, Jr.	47	Executive Vice President, Corporate Development and General Counsel
E. Royal Smith	47	Executive Vice President, Operations
Joseph N. Lane	39	Executive Vice President, Human Capital
Yanina A. Kravtsova	43	Executive Vice President, Communications, Public and Environmental Affairs
Raymond J. Kaszuba, III	41	Senior Vice President, Finance and Treasurer
Ralph Alexander	64	Director
John C. Bumgarner, Jr.	77	Director
Jim H. Derryberry	75	Director
Robin J. A. Duggan	53	Director
Christopher B. Hunt	56	Director
William K. Reilly	80	Director
Gary L. Whitlock	70	Director
Carl L. Williams	43	Director
Janet S. Wong	61	Director

John K. Keppler. Mr. Keppler has served as Chairman of the board of directors and President and Chief Executive Officer of our General Partner since our inception in November 2013. Mr. Keppler co-founded Intrinergy, the predecessor to our sponsor, in 2004. From 2002 to 2004, Mr. Keppler was the Director of Corporate Strategy in the Office of the Vice Chairman with America Online and, prior to that, he was Senior Manager, Business Affairs and Development with America Online from 2001 to 2002. Mr. Keppler holds a B.A. in political economy from the University of California, Berkeley, as well as an MBA from The Darden Graduate School of Business Administration at The University of Virginia. Over the course of Mr. Keppler’s career, he has gained extensive experience growing innovative ideas into successful businesses across a broad range of industries and has developed a wealth of experience in business strategy and operations and a keen knowledge of the renewable energy sector. For the past fifteen years, Mr. Keppler has been responsible for setting our strategic direction and leading our growth from a start-up company to the world’s leading producer of wood biomass fuels. In light of this experience, we believe that he has the requisite set of skills to serve as a director, as well as Chairman, President and Chief Executive Officer.
Shai S. Even. Mr. Even has served as Executive Vice President and Chief Financial Officer of our General Partner since June 2018. In this role, Mr. Even leads Enviva’s finance, accounting and information technology organizations and provides strategic leadership on finance matters. He has over 25 years of experience with operational and strategic finance, including in senior financial and management roles at master limited partnerships. Most recently, Mr. Even served as Senior Vice President and Chief Financial Officer of Alon USA Energy, Inc. and served as President and Chief Financial Officer of Alon USA Partners, LP. While at Alon, Mr. Even led Alon’s parent company’s successful IPO on the NYSE in 2005 and the successful IPO of Alon’s master limited partnership in 2012. During his tenure at Alon, he led the company’s two major acquisitions and scaled its finance organization to complement the growth of the company. Prior to joining Alon, Mr. Even served as the Chief Financial Officer of DCL Group in Tel Aviv, Israel, and as an auditor with KPMG. Mr. Even holds a bachelor’s degree in Economics and Accounting from Bar-Ilan University and is a certified public accountant.
Thomas Meth. Mr. Meth has served as Executive Vice President, Sales and Marketing of our General Partner since our inception in November 2013. He was also a co-founder of Intrinergy. Mr. Meth is responsible for our commercial customer relations as well as our market development, customer fulfillment and shipping initiatives. Prior to Intrinergy, Mr. Meth was Head of Sales and Marketing in Europe, the Middle East and Africa for the Colfax Corporation from 2002 to 2004. From 1993 to 2000, Mr. Meth was Director of Sales for Europay Austria, a consumer financial services company that offered MasterCard, Maestro and Electronic Purse services. Mr. Meth holds a bachelor of commerce from Vienna University of Economics and Business Administration in Austria as well as an MBA from The Darden Graduate School of Business Administration at The University of Virginia. Mr. Meth was an executive officer of Intrinergy Deutschland Management GmbH (“IDM”) and Enviva Pellets GmbH and Co. KG (“EPD”), which were engaged in pellet manufacturing in Germany unrelated to our core business. Both entities filed for insolvency in Amtsgerichts Straubing, a district court located in Germany, in November 2010. Our predecessor distributed its indirect interests in IDM and EPD to our sponsor as part of the reorganization in connection with our IPO.

William H. Schmidt, Jr. Mr. Schmidt has served as Executive Vice President, Corporate Development and General Counsel of our General Partner since February 2018 and, prior to that, as Executive Vice President, General Counsel and Secretary since our inception in November 2013. He also has served as Executive Vice President, Corporate Development and General Counsel of our sponsor’s general partner since February 2018 and, prior to that, as Executive Vice President, General Counsel and Secretary since March 2013. Mr. Schmidt also serves as President and General Counsel of Enviva Development Holdings, LLC, our sponsor’s development company. In these capacities, Mr. Schmidt is responsible for our and our sponsor’s corporate development activities and legal affairs. Prior to joining Enviva, Mr. Schmidt was Senior Vice President and General Counsel of Buckeye GP LLC, the general partner of Buckeye Partners, L.P., a diversified master limited partnership. Mr. Schmidt also was President of Lodi Gas Storage, L.L.C., a subsidiary of Buckeye Partners, L.P., from August 2009 to January 2012. Prior to joining Buckeye in September 2004, Mr. Schmidt practiced law at Chadbourne & Parke LLP, an international law firm.
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
Yanina A. Kravtsova. Ms. Kravtsova has served as Executive Vice President, Communications, Public & Environmental Affairs of our General Partner since December 2019 and, prior to that, as Vice President, Environmental Affairs and Chief Compliance Officer from October 2018. In her current role, Ms. Kravtsova leads the teams responsible for media, governmental and community relations, as well as environmental permitting of our facilities. Ms. Kravtsova brings to Enviva over 19 years of leadership and senior management experience in the renewable energy and power sector.  Prior to joining Enviva, Ms. Kravtsova served as Senior Vice President, General Counsel and Secretary of Terraform Global, Inc. from February 2015. Ms. Kravtsova was also Legal Head of Renewable Energy Investments at Google Inc. from August 2011 to January 2015. Ms. Kravtsova practiced law at Clifford Chance U.S. LLP, Latham & Watkins LLP and The World Bank Group, handling international project finance, regulatory and corporate matters for energy projects.
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
Robin J. A. Duggan. Mr. Duggan has served as a director on the board of directors of our General Partner since our inception in November 2013. Mr. Duggan was a Managing Director of Riverstone from 2014 to June 2019, when he became a Senior Advisor to Riverstone, and previously served as a Principal of Riverstone for seven years. Prior to joining Riverstone, Mr. Duggan was the founder of Commodity Optimization Ventures Ltd., a business that provided advice to clients in the private equity industry, including Texas Pacific Group. Before founding his business, he served for over 17 years in various positions with subsidiaries and affiliates of BP plc. From 2004 to 2005, Mr. Duggan was the Vice President of European Business Optimization at Innovene, BP’s olefins and derivatives subsidiary, where he was responsible for commercial activity for olefins and refining in Europe and also oversaw Innovene’s successful separation from BP in Europe. From 1999 to 2003, Mr. Duggan held a number of senior level positions in BP’s Petrochemicals segment, including serving as the Performance Unit Leader of the Aromatics and Olefins division, Global Business Manager of the Styrene business unit, and the Planning, Performance and Strategy Manager of the Acetyls business unit. Prior to that time, Mr. Duggan held various positions in BP’s Upstream segment in the United Kingdom, Australia and Venezuela over a period of ten years. Mr. Duggan serves on the boards of a number of Riverstone portfolio companies and their affiliates. He holds a B.A. in biochemistry from Oxford University and an M.S. in management science from Stanford University. Based on his strong background in various aspects of the energy industry, we believe Mr. Duggan has the requisite set of skills to serve as a director.
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
William K. Reilly.  Mr. Reilly has served as a director on the board of directors of our General Partner since April 2015. Mr. Reilly served as Administrator of the U.S. Environmental Protection Agency from 1989 to 1993. From October 1997 to December 2009, Mr. Reilly served as President and Chief Executive Officer of Aqua International Partners, an investment group that finances water improvements in emerging markets. He also served as Senior Advisor to TPG Capital from September 1994 to December 2016. In 2010, Mr. Reilly was appointed by President Obama as co-chair of the National Commission on the BP Deepwater Horizon Oil Spill and Offshore Drilling and in 2012, President Obama named Mr. Reilly to the Council for Global Development. He currently serves as a director and chair of the board committee on environment, safety, security and health of Royal Caribbean Cruises Ltd. Mr. Reilly served as a director of Conoco Inc. from 1998 until its merger with Phillips Petroleum Company in 2002, and thereafter served as a director of ConocoPhillips until May 2013. From 1993 until April 2012, Mr. Reilly also served on the board of directors of E.I. duPont de Nemours and Company and was a director of Energy Future Holdings from 2007 to 2019. He has also previously served as the first Payne Visiting Professor at Stanford University, President of the World Wildlife Fund and President of The Conservation Foundation. He is Chairman Emeritus of the World Wildlife Fund and Chairman of the Nicholas Institute for Environmental Policy Solutions at Duke University. Mr. Reilly’s extensive environmental regulatory experience and his service on various other boards make him well qualified to serve as a member of the board of directors of our General Partner, and allow him to provide unique and valuable perspective on matters critical to our operations.
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
Carl L. Williams. Mr. Williams has served as a director on the board of directors of our General Partner since our inception in November 2013. Mr. Williams is a Partner at Riverstone and Co-Head of Riverstone Power. He also serves on the boards of a number of Riverstone portfolio companies and their affiliates. Prior to joining Riverstone in 2008, Mr. Williams was in the Global Natural Resources investment banking group at Goldman, Sachs & Co. from 2005 to 2008. While at Goldman, he focused on mergers and acquisitions and financing transactions in the power generation, alternative energy, oil and gas and refining industries. Prior to that, he held various positions in engineering and strategic sourcing with Lyondell Chemical Company, a supplier of raw materials and technology to the coatings industry, from 1999 to 2004. He received his MBA from Columbia Business School, and holds a B.S. in chemical engineering and a B.A. in economics and managerial studies from Rice University. We believe that Mr. Williams’ extensive experience in, and knowledge of, each of the finance and energy sectors enable him to provide essential guidance to the board of directors of our General Partner and our management team.
Janet S. Wong. Ms. Wong has served as a director on the board of directors of our General Partner since April 2015. Since January 2013, Ms. Wong has served as a National Executive Advisor for Ascend, a non‑profit professional organization that enables its members, corporate partners and the community to realize the leadership potential of Asians in global corporations. At Ascend, Ms. Wong leads the largest network of Asian corporate board directors and is a lecturer for its Executive Insight programs. In January 2018, she was elected to the Board of Trustees for the Computer History Museum. In addition, she serves on the Louisiana Tech University Foundation Board and the College of Business Advisory Board. Ms. Wong served as a Partner at Grant Thornton LLP from August 2008 through July 2012, where she was the Central Region Corporate and Partnership Services Lead Partner. In 2008, Ms. Wong retired from the partnership of KPMG, culminating a career with the global firm from 1985 through 2008, where she served as a National Industry Practice Lead Partner. Ms. Wong has extensive experience working with clients in the consumer markets, energy, financial services, manufacturing, and technology sectors. She is a Certified Public Accountant. She holds a Master of Professional Accountancy from Louisiana Tech University and a Master of Taxation from Golden Gate University. We believe Ms. Wong’s audit expertise and her professional and leadership experience enable her to provide essential guidance to the board of directors of our General Partner and our management team.
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
Audit Committee
We are required to have an audit committee of at least three members, and all the members of the audit committee are required to meet the independence and experience standards established by the NYSE and the Exchange Act. Mr. Bumgarner, Mr. Whitlock and Ms. Wong currently serve as members of the audit committee. The board determined that all members of the audit committee are financially literate and are “independent” under the standards of the NYSE and SEC regulations currently in effect. SEC rules also require that a public company disclose whether or not its audit committee has an “audit committee financial expert” as a member. An “audit committee financial expert” is defined as a person who, based on his or her experience, possesses the attributes defined by Regulation S-K Item 407(d)(s)(ii). The board of directors of our General Partner believes Ms. Wong satisfies the definition of “audit committee financial expert.”
The audit committee assists the board of directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee has the sole authority to (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm and (3) pre-approve any non‑audit services and tax services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has been given unrestricted access to the audit committee and our management.
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
We are providing compensation disclosure that satisfies the requirements applicable to emerging growth companies. For 2019, we determined our named executive officers (“Named Executive Officers” or “NEOs”) to be:

•	John K. Keppler, Chairman of the Board of Directors, President and Chief Executive Officer;

•	E. Royal Smith, Executive Vice President, Operations; and

•	Shai S. Even, Executive Vice President and Chief Financial Officer.
The executive officers of our General Partner split their time between managing our business and the other businesses of our sponsor that are unrelated to us. Except with respect to awards that may be granted under the Enviva Partners, LP Long-Term Incentive Plan (the “LTIP”), all responsibility and authority for compensation‑related decisions for the NEOs remains with Enviva Management and its affiliates, and such decisions are not subject to any approval by us or our General Partner’s board of directors or any committees thereof. Other than awards that may be granted under the LTIP, Enviva Management and its affiliates have the ultimate decision‑making authority with respect to the total compensation of our executive officers.
The compensation disclosed below with respect to the NEOs reflects only the portion of compensation expense that is allocated to us pursuant to the management services agreement among us, our General Partner and Enviva Management (the “EVA MSA”). For more information about the EVA MSA, please read Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence—Agreements with Affiliates—Management Services Agreements—EVA MSA.”
The disclosures below relating to cash compensation paid by Enviva Management are based on information provided to us by Enviva Management.
SUMMARY COMPENSATION TABLE
The table below sets forth the annual compensation expensed by us for our Named Executive Officers for the fiscal years ended December 31, 2019 and December 31, 2018. As noted above, the amounts included in the table below reflect only the portion of compensation expense that is allocated to us pursuant to the EVA MSA.

Name and Principal Position	Year	Salary	Bonus (1)	Unit Awards (2)	All Other Compensation (3)	Total
John K. Keppler	2019	$170,885	$204,300	$642,712	$2,100	$1,019,997
(Chairman of the Board of Directors, President and Chief Executive Officer)	2018	$190,248	$269,925	$784,014	$2,355	$1,246,542

E. Royal Smith	2019	$238,606	$160,650	$522,318	$5,880	$927,454
(Executive Vice President, Operations)	2018	$178,480	$110,149	$728,566	$4,496	$1,021,691

Shai S. Even (4)	2019	$109,614	$105,060	$273,594	$2,100	$490,368
(Executive Vice President and Chief Financial Officer)	2018	$98,780	$168,096	$467,487	$835	$735,198
_________________________________________

(1)
Amounts in this column represent the aggregate amount of the annual discretionary cash bonuses for each NEO under the Enviva Management Annual Incentive Compensation Plan (the “AIC Plan”) for fiscal year 2019.

(2)
The amounts reflected in this column represent the grant date fair value of phantom units (which include tandem distribution equivalent rights (“DERs”)) granted to the NEOs pursuant to the LTIP, computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification Topic 718. The grant date fair value for time-based phantom unit awards issued in 2019 is based on the closing price of our common units on the date of grant, which was $30.16 per unit for awards granted on January 30, 2019. The grant date fair value of performance-based phantom unit awards is reported based on the probable outcome of the performance conditions on the grant date. See Note 18, Equity-Based Awards, to our consolidated financial statements for additional detail regarding assumptions underlying the value of these awards.

(3)	Amounts reported in the “All Other Compensation” column reflect employer contributions to the NEOs’ accounts under the 401(k) plan in which the NEOs participate.

(4)	Amounts reported for Mr. Even for 2018 reflect compensation received beginning on June 4, 2018, the date Mr. Even assumed employment with Enviva Management.
NARRATIVE DISCLOSURE TO THE SUMMARY COMPENSATION TABLE
Management Services Agreement
The executive officers of our General Partner are employed by Enviva Management and split their time between managing our business and the other businesses of our sponsor. The amount of time that each executive officer devotes to our business and the other businesses of our sponsor is determined based on a variety of factors, as determined under the EVA MSA. For more information about the EVA MSA, please read Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence—Agreements with Affiliates—Management Services Agreements—EVA MSA.”
Phantom Unit Awards
The board of directors of our General Partner granted phantom units under the LTIP to our NEOs on January 30, 2019. One-half of these awards are subject to time-based vesting conditions and will become vested on the third anniversary of the grant date so long as the applicable NEO remains continuously employed by Enviva Management or one of our affiliates from the grant date through the applicable vesting date. The other half of these awards vest based on the satisfaction of time-based vesting conditions and the achievement of performance metrics related to gross distributable cash flow over a three-year performance period ending December 31, 2021. Vested phantom units (less any phantom units withheld to satisfy applicable tax withholding obligations) will be settled through the delivery of common units within 60 days following the applicable vesting date.
While a NEO holds an outstanding phantom unit award, such NEO is entitled to accrue DER payments in respect thereof in a per-unit amount that is equal to any distributions made by us to the holders of our common units. The DERs included with performance-based phantom units are paid in cash within 60 days following the vesting of the associated phantom units (and are forfeited at the same time the associated phantom units are forfeited). The DERs included with time-based phantom units are paid in cash within 60 days following a cash distribution with respect to our common units. The potential acceleration and forfeiture events relating to these phantom units are described in greater detail under “—Potential Payments Upon Termination or a Change in Control” below.
Employment Agreements
Each of our NEOs is a party to an employment agreement with Enviva Management. Mr. Even’s employment agreement has a three-year initial term beginning in June 2018 and Messrs. Keppler’s and Smith’s employment agreements have one-year terms. Each employment agreement provides for automatic renewal for successive 12‑month periods following the end of such agreement’s term unless either party provides written notice of non-renewal at least 60 days prior to a renewal date. Under the employment agreements, our NEOs are each entitled to an annualized base salary and are eligible for discretionary annual bonuses pursuant to the AIC Plan based on performance targets established annually by the board of directors of the general partner of our sponsor, or a committee thereof, in its sole discretion. The employment agreements provide that each such annual bonus would have a target value of not less than 150% (in the case of Mr. Keppler), 90% (in the case of Mr. Smith), or 120% (in the case of Mr. Even) of the applicable NEO’s annualized base salary. During 2019, the employment agreements also provided that the NEOs were eligible to receive annual awards based on our common units pursuant to the LTIP and that such annual LTIP awards would have target values equal to 325%, 200% and 200% of the annualized base salary of Messrs. Keppler, Smith, and Even, respectively. In December 2019, effective for LTIP awards beginning in 2020, the employment agreements were amended and restated to increase the target value of the annual LTIP awards to 450% (in the case of Mr. Keppler), 200% (in the case of Mr. Smith), and 250% (in the case of Mr. Even) of the applicable NEO’s annualized base salary.
As discussed below under “—Potential Payments Upon Termination or a Change in Control,” the employment agreements also provide for certain severance payments in the event an NEO’s employment is terminated under certain circumstances.

OUTSTANDING EQUITY AWARDS AT 2019 FISCAL YEAR‑END
The following table reflects information regarding outstanding equity‑based awards held by our Named Executive Officers as of December 31, 2019:

	Option Awards(1)				Unit Awards
Name	Number of Securities Underlying Unexercised Options Unexercisable	Number of Securities Underlying Unexercised Options Exercisable (2)	Option Exercise Price (3)	Option Expiration Date (3)	Number of Units That Have Not Vested (4)	Market Value of Units That Have Not Vested (5)	Equity Incentive Plan Awards: Number of Unearned Units That Have Not Vested (6)	Equity Incentive Plan Awards: Market Value of Unearned Units That Have Not Vested (5)
John K. Keppler
Class C-1 Units	—	232,941	N/A	N/A
Class C-2 Units	—	660,000	N/A	N/A
Class E-1 Units	—	275,000	N/A	N/A
Phantom Units					121,903	$4,548,201	93,544	$3,490,127

E. Royal Smith
Class C-4 Units	—	175,000	N/A	N/A
Class E-1 Units	—	25,000	N/A	N/A
Phantom Units					48,319	$1,802,782	29,623	$1,105,235

Shai S. Even
Phantom Units					32,170	$1,200,263	32,170	$1,200,263
____________________________________________

(1)
The equity awards disclosed in these columns are incentive units in Enviva Holdings, LP that are intended to constitute profits interests for federal tax purposes rather than traditional option awards.

(2)	Awards reflected as “Exercisable” are incentive units in Enviva Holdings, LP that have vested.

(3)	These equity awards are not traditional options; therefore, there is no exercise price or expiration date associated with them.

(4)
The amounts in this column reflect outstanding time-based phantom unit awards, which vest as follows, so long as the applicable Named Executive Officer remains continuously employed by Enviva Management or one of our affiliates from the grant date through each vesting date:

Name	Vesting Date	Number of Time-Based Phantom Units to Vest
John K. Keppler
	February 1, 2020	26,485
	January 31, 2021	30,367
	June 4, 2021	16,502
	January 30, 2022	48,549

E. Royal Smith
	February 1, 2020	8,911
	January 31, 2021	9,438
	June 4, 2021	16,502
	January 30, 2022	13,468

Shai S. Even
	June 4, 2021	14,027
	January 30, 2022	18,143

(5)
The amounts reflected in this column represent the market value of the common units underlying the phantom unit awards granted to the Named Executive Officers and set forth in the preceding column, computed based on the closing price of our common units on December 31, 2019, which was $37.31 per unit.

(6)
The amounts in this column reflect the target number of common units issuable upon settlement of outstanding performance-based phantom unit awards granted in 2017, 2018 and 2019, which vest on the dates set forth above based on achievement of performance metrics with respect to the three-year period ending on December 31, 2019, December 31, 2020 and December 31, 2021, respectively, so long as the applicable Named Executive Officer remains continuously employed by Enviva Management or one of our affiliates from the grant date through the end of each performance period.

ADDITIONAL NARRATIVE DISCLOSURE
Retirement Benefits
We have not maintained, and do not currently maintain, a defined benefit pension plan or a nonqualified deferred compensation plan providing for retirement benefits. Our Named Executive Officers currently participate in a 401(k) plan maintained by Enviva Management. The 401(k) plan permits all eligible employees, including the Named Executive Officers, to make voluntary pre‑tax contributions and/or Roth after‑tax contributions to the plan. In addition, Enviva Management is permitted to make discretionary matching contributions under the plan. All matching contributions made during the first three years of an individual’s employment vest under the plan following the satisfaction of an initial three‑year cliff vesting schedule; thereafter, all matching contributions vest immediately. All contributions under the plan are subject to certain annual dollar limitations, which are periodically adjusted as required by law.
Potential Payments Upon Termination or a Change in Control
Under the employment agreements, if the applicable NEO’s employment is terminated without “cause,” by the applicable NEO for “good reason” or due to the applicable NEO’s death or “disability,” then so long as the applicable NEO (or, in the event of his death, his estate) executes (and does not revoke within the time provided to do so) a release in a form satisfactory to Enviva Management within the time period specified in such NEO’s employment agreement, such NEO will receive full vesting of outstanding awards under the LTIP (which vesting for awards that include a performance requirement (other than continued service) will be based on (i) actual performance if such termination occurs within the six-month period preceding the expiration of the performance period or (ii) target performance if such termination occurs at any other time during the performance period), and in addition, will receive the following severance benefits:
Mr. Keppler:

•
a severance payment (generally payable in installments) in an aggregate amount equal to 1.5 (or, if such termination occurs within 12 months following a “change in control,” 2.0) times the sum of his annualized base salary and target annual bonus as in effect on the date of such termination; and

•
monthly reimbursement for the amount Mr. Keppler (or, in the event of his death, his spouse and eligible dependents) pays for continuation coverage under the employer’s group health plans for up to 18 months following such termination, plus an additional cash payment equal to six times his monthly premium for such coverage in the event his employment terminates within 12 months following a change in control and he has not obtained coverage under a group health plan sponsored by another employer within the time period specified in his employment agreement.

Mr. Smith:

•	a severance payment (generally payable in installments) in an aggregate amount equal to the sum of his annualized base salary and target annual bonus as in effect on the date of such termination; and

•
monthly reimbursement for the amount Mr. Smith (or, in the event of his death, his spouse and eligible dependents) pays for continuation coverage under the employer’s group health plans for up to 12 months following such termination.

Mr. Even:

•
a severance payment (generally payable in installments) in an aggregate amount equal to the greater of (x) 1.0 (or, if such termination occurs within 12 months following a change in control, 1.5) times the sum of his annualized base salary and target annual bonus as in effect on the date of such termination or (y) the number of complete calendar months for the remainder of the current term of the employment agreement, divided by 12, times the sum of his annualized base salary and target annual bonus as in effect on the date of such termination; and

•
monthly reimbursement for the amount Mr. Even (or, in the event of his death, his spouse and eligible dependents) pays for continuation coverage under the employer’s group health plans for up to the greater of (x) 12 months following such termination (or, up to 18 months if such termination occurs within 12 months following a change in control) or (y) the number of months remaining in the current term of Mr. Even’s employment agreement, up to a maximum of 18 months.

For purposes of the employment agreements:

•
“Cause” means the applicable NEO’s: (i) material breach of any policy established by Enviva Management or its affiliates that pertains to health and safety and is applicable to the NEO, (ii) engaging in acts of disloyalty to the employer or its affiliates, including fraud, embezzlement, theft, commission of a felony, or proven dishonesty or (iii) willful misconduct in the performance of, or willful failure to perform a material function of, the NEO’s duties under the employment agreement.

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
Director Compensation
For the year ended December 31, 2019, directors of our General Partner, other than Mr. Keppler, received compensation for their services on our General Partner’s board of directors and committees thereof consisting of:

•	an annual retainer of $75,000,

•	an additional annual retainer of $16,500 for services as the chair of the audit committee,

•	an additional annual retainer of $15,000 for service as the chair of the compensation committee or the health, safety, sustainability and environmental committee (the “HSSE committee”),

•	payment of $2,000 each time such independent director attended a board meeting,

•	payment of $1,750 each time such independent director attended an audit committee meeting, and

•	payment of $1,500 each time such independent director attended any meeting of the compensation committee or the HSSE committee.
Additionally, for the year ended December 31, 2019, directors of our General Partner, other than Mr. Keppler and directors who are also officers or employees of Riverstone Holdings LLC or its affiliates (excluding the General Partner, the

Partnership and its subsidiaries) (the “Sponsor Directors”), received an annual grant under the LTIP with a grant date fair value of approximately $100,000.
Until the earlier of (i) four years after a director other than Mr. Keppler and the Sponsor Directors (such director, an “independent director”) is appointed to the board of directors of our General Partner or (ii) the date on which such independent director first holds an amount of our common units with an aggregate value equal to at least $250,000, one-half of all annual retainers and payments for attending board or committee meetings are paid to such independent director in the form of common units pursuant to the LTIP and the remainder is paid in cash. Each of our independent directors has met the above conditions and 100% of their annual retainers and payments for attending board or committee meetings were paid in cash. Each director is reimbursed for out-of-pocket expenses incurred in connection with attending board and committee meetings and each director will be fully indemnified by us for actions associated with serving as a director to the fullest extent permitted under Delaware law.
Prior to 2019, the Sponsor Directors did not receive compensation under our director compensation program. Compensation of the Sponsor Directors for their service on the Board is paid directly to Riverstone/Carlyle Management LP.
The following table provides information concerning the compensation of our directors, other than Mr. Keppler, for the fiscal year ended December 31, 2019:

Name	Fees Earned in Cash	Unit Awards (1)	Total
John C. Bumgarner, Jr.	$193,121	$100,011	$293,132
William K. Reilly	121,421	100,011	221,432
Gary L. Whitlock	146,121	100,011	246,132
Janet S. Wong	162,621	100,011	262,632
Ralph Alexander (2)	94,000	—	94,000
Jim H. Derryberry (2)	96,500	—	96,500
Robin J. A. Duggan (2)	93,750	—	93,750
Christopher B. Hunt (2)	94,500	—	94,500
Carl L. Williams (2)	101,250	—	101,250
____________________________________________

(1)
Amounts included in this column reflect the aggregate grant date fair value of phantom units (which include tandem DERs) granted to the independent directors, computed in accordance with FASB ASC Topic 718, in each case pursuant to the LTIP. See Note 18, Equity-Based Awards, for additional detail regarding assumptions underlying the value of these equity awards. The grant date fair value for the phantom unit awards is based on the closing price of our common units on the grant date of January 30, 2019, which was $30.16 per unit. These phantom unit awards vested in full on January 30, 2020. As of December 31, 2019, each independent director held 3,316 unvested phantom units in the aggregate.

(2)	Compensation of the Sponsor Directors for their service on the Board is paid directly to Riverstone/Carlyle Management LP.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth the beneficial ownership of common units of Enviva Partners, LP as of February 14, 2020 held by:

•	beneficial owners of 5% or more of our common units;

•	each director and named executive officer; and

•	all of our directors and executive officers as a group.
Unless otherwise noted, the address for each beneficial owner listed below is 7200 Wisconsin Ave., Suite 1000, Bethesda, MD 20814.

Name of Beneficial Owner	Common Units Beneficially Owned(1)	Percentage of Common Units Beneficially Owned
Enviva Holdings, LP(2)(3)(4)	13,586,375	40.43%
Enviva Partners GP, LLC	—	—%
John Hancock Life Insurance Company (U.S.A.)(5)	1,691,627	5.03%
ValueAct Holdings GP, LLC(6)	2,104,261	6.26%
John K. Keppler	73,754	*
E. Royal Smith	15,788	*
Shai S. Even	—	—
Ralph Alexander	—	—
John C. Bumgarner, Jr.(7)	185,830	*
Robin J. A. Duggan	—	—
Jim H. Derryberry	—	—
Christopher B. Hunt	—	—
William K. Reilly	30,405	*
Gary L. Whitlock	20,510	*
Carl L. Williams	—	—
Janet S. Wong	27,534	*
All directors and executive officers as a group (17 persons)	432,730	1.29%
____________________________________________

*	Less than 1% of common units outstanding.

(1)	This column does not include phantom unit awards granted to our directors and officers pursuant to the LTIP.

(2)
Of this aggregate amount beneficially owned, (i) Enviva MLP Holdco, LLC, a wholly owned subsidiary of Enviva Holdings, LP, has shared dispositive power over 5,897,684 common units, (ii) Enviva Cottondale Acquisition I, LLC, a wholly owned subsidiary of Enviva Holdings, LP, has shared dispositive power over 6,007,454 common units, (iii) Enviva Development Holdings, LLC, a wholly owned subsidiary of Enviva Holdings, LP has shared voting and dispositive power over 1,681,237 common units, (iv) Enviva Holdings, LP has shared dispositive power over 13,586,375 common units, (v) Enviva Holdings GP, LLC has shared voting and dispositive power over 13,586,375 common units, (vi) R/C Wood Pellet Investment Partnership, L.P. has shared voting and dispositive power over 13,586,375 common units, (vii) Riverstone/Carlyle Renewable Energy Partners II, L.P. has shared voting and dispositive power over 13,586,375 common units and (viii) R/C Renewable Energy GP II, L.L.C. has shared voting and dispositive power over 13,586,375 common units.

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

(4)
The address for each of R/C Renewable Energy GP II, L.L.C., Riverstone/Carlyle Renewable Energy Partners II, L.P. and R/C Wood Pellet Investment Partnership, L.P. is c/o Riverstone Holdings LLC, 712 Fifth Avenue, 36th Floor, New York, New York 10019.

(5)	John Hancock Life Insurance Company (U.S.A.) has beneficial ownership of 1,691,627 common units. It is an indirect, wholly owned subsidiary of Manulife Financial Corporation.

(6)
ValueAct Holdings GP, LLC has beneficial ownership of 2,104,261 common units. ValueAct Management, LLC is the general partner of ValueAct Capital Management, L.P.  ValueAct Holdings II, L.P. is the majority owner of the membership interests of ValueAct Management, LLC and ValueAct Holdings GP, LLC is the general partner of ValueAct Holdings II, L.P.

(7)	These 185,830 common units are held by the Bumgarner Family Trust. Mr. Bumgarner has investment control over these units.
Equity Compensation Plan Information
The following table sets forth information with respect to the securities that may be issued under the Enviva Partners, LP Long-Term Incentive Plan (the “LTIP”) as of December 31, 2019.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(2)	Weighted- average exercise price of outstanding options, warrants and rights ($) (b)(3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(4)
Equity compensation plans approved by security holders(1)	1,322,820	n/a	690,414
Equity compensation plans not approved by security holders	—	—	—
Total	1,322,820	n/a	690,414

(1)	The LTIP was approved by the board of directors of our General Partner prior to the IPO.

(2)
The amount in column (a) of this table reflects (i) the aggregate number of common units issuable upon settlement of outstanding time-based phantom units and (ii) the aggregate number of common units issuable upon settlement of outstanding performance-based phantom units based on the performance target, under the LTIP as of December 31, 2019. The actual number of common units that may be issued in settlement of outstanding performance-based phantom unit awards is based on a factor of between 0% and 200%.

(3)	This column is not applicable because only phantom units have been granted under the LTIP and phantom units do not have an exercise price.

(4)
The amount in this column reflects the total number of common units remaining available for future issuance under the LTIP as of December 31, 2019. For additional information about the LTIP and the awards granted thereunder, please read Part III, Item 11. “Executive Compensation.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
As of February 14, 2020, our sponsor owned 13,586,375 common units representing an approximate 40% limited partner interest in us. In addition, our sponsor owns and controls (and appoints all the directors of) our General Partner, which maintains a non-economic general partner interest in us and owns all our incentive distribution rights.
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
Assuming we have sufficient cash available for distribution to pay the full minimum quarterly distribution on all of our outstanding common units for four quarters, our General Partner and its affiliates would receive total annual distributions of approximately $22.4 million on their common units.
Our General Partner does not receive a management fee or other compensation for its management of our partnership, but we reimburse our General Partner and its affiliates for all direct and indirect expenses they incur and payments they make on our behalf. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our General Partner by its affiliates. Under our MSAs, we are obligated to reimburse Enviva Management for all direct or indirect costs and expenses incurred by, or chargeable to, Enviva Management in connection with its provision of services necessary for the operation of our business. If the MSAs were terminated without replacement, or our General Partner or its affiliates provided services outside of the scope of the MSAs, our partnership agreement would require us to reimburse our General Partner and its affiliates for all expenses they incur and payments they make on our behalf. Our partnership agreement does not set a limit on the amount of expenses for which our General Partner and its affiliates may be reimbursed.
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
Agreements with Affiliates
Wilmington Contribution Agreement
In October 2017, pursuant to the terms of a contribution agreement with the Enviva Wilmington Holdings, LLC (the “Hamlet JV”), we acquired all of the issued and outstanding limited liability company interests in Enviva Port of Wilmington, LLC (“Wilmington”) for a purchase price of $130.0 million. The purchase price included an initial payment of $54.6 million, net of an approximate purchase price adjustment of $1.4 million. The acquisition (the “Wilmington Drop-Down”) included a marine terminal in Wilmington, North Carolina (the “Wilmington terminal”) and a long-term terminal services agreement (the “Holdings TSA”) with our sponsor to receive, handle and store throughput volumes sourced by our sponsor from a wood pellet production plant in Greenwood, South Carolina (the “Greenwood plant”).
Pursuant to the Holdings TSA, which remains in effect until September 1, 2026, our sponsor agreed to deliver a minimum of 125,000 metric tons per quarter and pay a fixed fee on a per-ton basis for terminal services. In February 2018, the Holdings TSA was amended and assigned to Enviva Pellets Greenwood, LLC (“Greenwood”), a wholly owned subsidiary of the Sponsor JV and the owner of the Greenwood plant. The Holdings TSA provides for deficiency payments to Wilmington if quarterly minimum throughput requirements are not met.
On April 1, 2019, we accelerated the payment of $74.0 million (the “Second Payment”) to the Hamlet JV as the second and final payment for the Wilmington Drop-Down. Such payment consisted of (i) approximately $24.0 million in cash, of which approximately $23.0 million was distributed to John Hancock Life Insurance Company (U.S.A.) (collectively, as applicable, “John Hancock”) and approximately $1.0 million was retained by the Hamlet JV and (ii) the issuance of 1,691,627 common units, or approximately $50.0 million in common units, which were distributed to John Hancock.

In connection with the Second Payment, Wilmington entered into a long-term terminal services agreement (the “Wilmington-Hamlet TSA”) with the Hamlet JV and Enviva Pellets Hamlet, LLC, a wholly owned subsidiary of the Hamlet JV that owns the wood pellet production plant in Hamlet, North Carolina (the “Hamlet plant”), pursuant to which the Wilmington terminal agreed to receive, handle, store and load wood pellets from the Hamlet plant. The Wilmington-Hamlet TSA provides for deficiency payments to Wilmington if minimum throughput requirements are not met.
Payments to Riverstone for Affiliated Director Services
Beginning in 2019, we paid Riverstone Holdings/Carlyle Management LP, an affiliate of our sponsor, compensation for the services of the officers or employees of Riverstone Holdings LLC or its affiliates who serve as directors on the board of directors of our General Partner. During the year ended December 31, 2019, total compensation expense related to the directors was $0.5 million.
Related-Party Indemnification
In connection with our acquisition of Enviva Pellets Sampson, LLC (the “Sampson Drop-Down”), which owns a wood pellet production plant in Sampson, North Carolina (the “Sampson plant”), from the Hamlet JV, the Hamlet JV agreed to indemnify us, our affiliates and our respective officers, directors, managers, counsel, agents and representatives from all costs and losses arising from certain vendor liabilities and claims related to the construction of the Sampson plant that were included in the net assets contributed.
In connection with the Wilmington Drop-Down, the Hamlet JV agreed to indemnify us, our affiliates and our respective officers, directors, managers, counsel, agents and representatives from all costs and losses arising from certain vendor liabilities and claims related to the construction of the Wilmington terminal that were included in the net assets contributed.
Sampson Construction Payments
Pursuant to certain payment agreements we entered into with the Hamlet JV prior to the Hamlet Drop-Down, the Hamlet JV agreed to pay an aggregate amount of $2.9 million to us in consideration for costs incurred by us to repair or replace certain equipment at the Sampson plant following the Sampson Drop-Down. As of December 31, 2019, $2.9 million has been received and no further amounts are outstanding.
EVA-MGT Contracts
In January 2016 we entered into a contract with the Hamlet JV to supply 375,000 metric tons per year (“MTPY”) of wood pellets (the “EVA‑MGT Contract”) to MGT Teesside Limited’s (“MGT”) Tees Renewable Energy Plant (the “Tees REP”), which is under development. In exchange for a fee, the Partnership amended the EVA-MGT Contract to delay delivery of volumes originally scheduled for 2019 until 2020 and cancel volumes originally scheduled for 2020. The EVA-MGT contract commences in 2020, ramps to full supply in 2021 and continues through 2034. The EVA-MGT Contract is denominated in U.S. Dollars for one shipment in 2020 and in British Pound Sterling (“GBP”) for all other shipments. On January 22, 2016, the Partnership entered into a Contingent Novation Agreement relating to the Tees REP with the Hamlet JV and MGT pursuant to which, in the event MGT terminates the MGT Contract or we notify MGT that we wish to terminate the EVA-MGT Contract, MGT may become a party to the EVA-MGT Contract in lieu of the Hamlet JV, subject to the terms thereof.
We entered into a second supply agreement (the “Second Supply Agreement”) with the Hamlet JV in connection with the Sampson Drop-Down to supply an additional 95,000 metric tons per year (“MTPY”) of the contracted volume to the Tees REP. In connection with the Hamlet Drop-Down, on March 20, 2019 we amended the Second Supply Agreement, whereby option volumes excisable by the Hamlet JV in 2019 were added for the Hamlet JV to meet its delivery obligations under its long-term, take-or-pay off-take contract with MGT (the “MGT Contract”) existing as of the date thereof. In exchange for a fee, we further amended the Second Supply Agreement on November 22, 2019 to cancel certain volumes originally scheduled for 2020. The Secondary Supply Agreement is denominated in GBP, commences in 2021 and continues through 2034.
On August 10, 2016, the Hamlet JV entered into a Fuel Supply Direct Agreement related to the MGT Contract together with our sponsor, John Hancock, MGT and Lloyds Bank PLC, acting as security trustee, pursuant to which, among other things, (1) MGT, as borrower, granted security for the payment of certain liabilities under its financing documents and, on a second-ranking basis, payments to the Hamlet JV under the MGT Contract and certain related documents, and (2) the Hamlet JV, our sponsor and John Hancock consented to MGT granting such security interests and agreed to notify the security trustee of any material default under the MGT Contract or certain other related documents, in all cases subject to the terms thereof.

Registration Rights Agreement - Sponsor
In connection with our initial public offering (“IPO”) on May 4, 2015, we entered into a registration rights agreement with our sponsor pursuant to which we may be required to register the sale of the common units issued (or issuable) to our sponsor. Under the registration rights agreement, our sponsor will have piggyback registration rights, subject to certain limitations. The registration rights agreement also includes provisions dealing with indemnification and contribution and allocation of expenses. All common units held by our sponsor or any permitted transferee will be entitled to these registration rights. In accordance with the registration rights agreement, we registered all of our sponsor’s common units for resale, subject to certain limitations, pursuant to our effective registration statement on Form S-3, filed with the SEC on June 21, 2019.
Registration Rights Agreement - John Hancock
In connection with the Second Payment, on April 2, 2019 we entered into a registration rights agreement with John Hancock covering the resale of the common units issued by us to John Hancock through such date. The registration rights agreement included provisions dealing with indemnification and contribution and allocation of expenses. We registered all of John Hancock’s common units for sale, subject to certain limitations, pursuant to an effective shelf registration statement.
Purchase Rights Agreement
We entered into a purchase rights agreement with our sponsor pursuant to which our sponsor agreed to provide us with a right of first offer to purchase any wood pellet production plant or deep‑water marine terminal that it, its subsidiaries or any other entity that it controls (including its joint venture with John Hancock (the “Sponsor JV”)) owns and proposes to sell (each, a “ROFO Asset”) for a five-year period. Pursuant to an amendment, the term of the purchase rights agreement was extended to May 2021 and will automatically renew on an annual basis unless either party provides notice of termination within 60 days prior to the end of the then-current term.
We will have thirty days following receipt of notice of our sponsor entity’s intention to sell a ROFO Asset to propose an offer for the ROFO Asset. If we submit an offer, our sponsor will negotiate with us exclusively and in good faith to enter into a letter of intent or definitive documentation for the purchase of the ROFO Asset on mutually acceptable terms. If we are unable to agree to terms within 45 days, our sponsor entity will have 150 days to enter into definitive documentation with a third party purchaser on terms that are, in the good faith judgment of our sponsor entity selling such ROFO Assets, superior to the most recent offer proposed by us.
Hamlet Drop-Down
We entered into a contribution agreement dated April 2, 2019 with our sponsor pursuant to which our sponsor contributed to us all of the issued and outstanding Class B Units in the Hamlet JV for $165.0 million, subject to certain adjustments (the “Hamlet Drop-Down”). The $165.0 million purchase price consisted of (1) a cash payment of $24.7 million, net of a purchase price adjustment of $0.3 million, (2) the issuance of 1,681,237 unregistered common units at a value of $29.74 per unit, or $50.0 million of common units, (3) $50.0 million in cash paid on June 28, 2019, (4) $40.0 million in cash paid on January 2, 2020 and (5) the elimination of $3.0 million of net related-party receivables and payables included in the net assets of the Hamlet JV on the date of acquisition. We became a member of the Hamlet JV when we acquired the Class B Units on the date of the Hamlet Drop-Down. The closing of the Hamlet Drop-Down occurred on April 2, 2019.
Management Services Agreements
EVA MSA
In April 2015, all of our employees and members of management became employed by Enviva Management, and we and our General Partner entered into the EVA MSA. The EVA MSA has a term of five years, which is automatically renewed unless terminated by us for cause. Enviva Management is also able to terminate the agreement if we fail to reimburse it for its costs and expenses allocable to us.
Pursuant to the EVA MSA, we reimburse Enviva Management for all direct or indirect costs and expenses incurred by, or chargeable to, Enviva Management in connection with the provision of the services, including, without limitation, salary and benefits of employees engaged in providing such services, as well as office rent, expenses and other overhead costs of Enviva Management. Enviva Management determines the amount of costs and expenses that is allocable to us.
In connection with the Hamlet Drop-Down, we and Enviva Management entered into an agreement pursuant to which an aggregate of approximately $13 million in fees that otherwise would be owed by us under the EVA MSA will be waived during the period from the closing of the Hamlet Drop-Down through the second quarter of 2020.

In June 2019, we entered into an additional agreement with Enviva Management (the “Second EVA MSA Fee Waiver”) pursuant to which we received a $5.0 million waiver of fees under the EVA MSA through September 30, 2019 as consideration for an assignment of two shipping contracts to our sponsor to rebalance our and our sponsor’s respective shipping obligations under existing off-take contracts. During the year ended December 31, 2019, $5.0 million of fees expensed under the EVA MSA were waived and recorded as an increase to partners’ capital pursuant to the Second EVA MSA Fee Waiver.
Hamlet JV MSA
In connection with the Hamlet Drop-Down, the Hamlet JV entered into an agreement with a wholly owned subsidiary of our sponsor (“Hamlet Operator”) to waive approximately $2.7 million of management fees payable to Enviva Management under the management services agreement (the “Hamlet JV MSA”) between the Hamlet JV and Hamlet Operator with respect to the period from the date of acquisition of the Hamlet plant until July 1, 2020. Pursuant to the Hamlet JV MSA, Enviva Management provides services to the Hamlet JV, including those necessary or incidental to the operation and management of the Hamlet JV.
Make-Whole Agreement
In connection with the Hamlet Drop-Down, on April 2, 2019 we entered into a make-whole agreement with our sponsor, pursuant to which (1) our sponsor agreed to guarantee certain cash flows from the Hamlet plant until June 30, 2020, (2) our sponsor agreed to reimburse us for construction cost overruns in excess of budgeted capital expenditures for the Hamlet plant, subject to certain exceptions, (3) we agreed to pay to our sponsor quarterly incentive payments for any wood pellets produced by the Hamlet plant in excess of forecast production levels through June 30, 2020 and (4) our sponsor agreed to retain liability for certain claims payable, if any, by the Hamlet JV.
Interim Services Agreement and Guaranty
In connection with the Hamlet Drop-Down, on April 2, 2019 we entered into an interim services agreement (the “ISA”) with Hamlet Operator pursuant to which Hamlet Operator agreed to manage, operate, maintain and repair the Hamlet plant and provide other services to the Hamlet JV for the period from July 1, 2019 through June 30, 2020 in exchange for a fixed fee per metric ton of wood pellets produced by the Hamlet plant during such period and delivered at place to the Wilmington terminal. Under and during the term of the ISA, Hamlet Operator agreed to (1) pay all operating and maintenance expenses at the Hamlet plant, (2) cover all reimbursable general and administrative expenses associated with the Hamlet plant and (3) pay certain other costs and expenses incurred by the Hamlet plant. Our sponsor guarantees all obligations of Hamlet Operator under the ISA.
Hamlet JV Revolver
In connection with the Hamlet Drop-Down, on April 2, 2019, our sponsor assigned to us all of its rights and obligations under the amended and restated credit agreement, dated as of June 30, 2018, between the Hamlet JV, as borrower, and our sponsor, as lender. On April 2, 2019, we amended and restated the credit agreement to extend the maturity date of the revolving loans made to the Hamlet JV and increase our commitment as the lender to fund increases in the amount of such loans from $30.0 million to $60.0 million in order to fund capital expenditures and working capital at the Hamlet plant. As of December 31, 2019, the outstanding balance of the Hamlet JV Revolver was $52.2 million due from the Hamlet JV, which was eliminated upon consolidation.
Off-take Contract
On April 9, 2015, we entered into a master biomass purchase and sale agreement with the Hamlet JV. In connection with the Hamlet Drop-Down, on March 20, 2019 we entered into a new confirmation (the “Confirmation”) thereunder pursuant to which we agreed to purchase all wood pellets produced by the Hamlet plant from commencement of operations through December 31, 2019 and all wood pellets produced by the Hamlet plant but not sold to MGT from January 1, 2020 through June 30, 2020.
Hamlet JV LLC Agreement
On December 29, 2016, our sponsor and John Hancock entered into the Fourth Amended and Restated Limited Liability Company Agreement of the Hamlet JV (the “Hamlet JV LLCA”). Following the Hamlet Drop-Down and pursuant to the Hamlet JV LLCA, we are the managing member of the Hamlet JV and have the authority to manage the business and affairs of the Hamlet JV and take actions on its behalf, including adopting annual budgets, entering into agreements, effecting asset sales or biomass purchase agreements, making capital calls, incurring debt and taking other actions, subject to John Hancock’s consent in certain circumstances. The Hamlet JV LLCA also sets forth the capital commitments and limitations thereon for each of the members and provides for the allocation of sale proceeds and distributions among the holders of outstanding Class A Units and Class B Units. For more information on capital commitments, please see Item 8—Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements, (17)—Partners’ Capital—Hamlet JV.
Replacement Pledge Agreement
In connection with the Hamlet Drop-Down, on April 2, 2019 we entered into a pledge agreement in favor of John Hancock pursuant to which, among other things, we pledged our Class B Units in the Hamlet JV to John Hancock in replacement of a corresponding pledge previously made to John Hancock by our sponsor as support for a guaranty previously provided to John Hancock.
Guarantee Fee Agreement
On December 28, 2017, the Hamlet JV entered into a guarantee fee agreement (the “Guarantee Fee Agreement”) with our sponsor pursuant to which our sponsor agreed to guarantee certain obligations of the Hamlet JV under certain equipment leases and shipping contracts related to its business in exchange for certain fees.
Sponsor Indemnification Agreement
In connection with the Hamlet Drop-Down, on April 2, 2019 we entered into an agreement (the “Sponsor Indemnification Agreement”) with our sponsor pursuant to which we agreed to indemnify our sponsor for any amounts owed under the Guarantee Fee Agreement and our sponsor agreed to pay to us any fees it receives from the Hamlet JV for providing guarantees under the Guarantee Fee Agreement. Pursuant to the Sponsor Indemnification Agreement, the Partnership also agreed to indemnify our sponsor with respect to its obligations under certain guarantee and indemnity agreements with John Hancock related to the Hamlet JV.
Management Services Fee Adjustment Agreement
On March 20, 2019, our sponsor entered into a management services fee adjustment agreement pursuant to which our sponsor agreed to make payments to us in respect of any amounts payable by the Hamlet JV pursuant to the Hamlet JV MSA in excess of the fixed-priced amounts for services established in the ISA. The agreement terminated on April 2, 2019 in accordance with its terms. No payments were made thereunder.
Equipment Transfers
In January 2019, Enviva Pellets Northampton, LLC purchased certain equipment from the Hamlet plant for approximately $0.5 million.
In February 2019, Enviva Pellets Sampson, LLC purchased pellet presses and related equipment from the Hamlet plant for approximately $0.7 million.
Other Transactions with Related Persons
Enviva FiberCo, LLC
We purchase raw materials from Enviva FiberCo, LLC (“FiberCo”), a wholly owned subsidiary of our sponsor. During the year ended December 31, 2019, cost of cover deficiency fees net of raw material purchases was $0.5 million. During 2018 and 2017 raw material purchases were $7.1 million and $8.5 million, respectively. There were no cost of cover deficiency fees from FiberCo recorded during the years ended December 31, 2018 and 2017.
On July 1, 2019, we entered into an agreement with FiberCo pursuant to which FiberCo agreed to build specified levels of stumpage inventory and we agreed to purchase such inventory during the first and second quarter of 2020 at a fixed-price premium to the then-prevailing market price. Pursuant to such agreement, FiberCo is required to pay us fixed shortfall payments in the event that actual inventory levels fall below the specified levels as of specified dates.
Greenwood Contract
In December 2017, we entered into a master off-take contract with the Sponsor JV (the “Sponsor JV Off-take Master Agreement”). In February 2018, we entered into a confirmation governed by the Sponsor JV Off-take Master Agreement with Greenwood. We amended such confirmation in March 2018, July 2019 and December 2019. Under the amended confirmation, we agreed to purchase the wood pellets produced by the Greenwood plant through March 2022 and have a take-or-pay obligation with respect to 550,000 MTPY of wood pellets (prorated for partial contract years) beginning in 2021 and subject to Greenwood’s option to increase or decrease the volume by 10% each contract year.
Netting Agreement
We entered into an agreement with our sponsor effective as of September 30, 2019 (the “Netting Agreement”) pursuant to which we agreed to set off related-party accounts receivable and accounts payable; consequently, we intend to set off related-party receivables and payables, which are reflected net in related-party receivables and payables, as applicable, in accordance with the Netting Agreement. As of December 31, 2018, related-party accounts receivable and accounts payable were not intended to be set off and were reflected separately in current assets and current liabilities.
Procedures for Review, Approval and Ratification of Transactions with Related Persons
In connection with the closing of our IPO, the board of directors of our General Partner adopted policies for the review, approval and ratification of transactions with related persons. The board adopted a written Code of Business Conduct and Ethics under which a director is required to bring to the attention of the board any conflict or potential conflict of interest that may arise between the director or any affiliate of the director, on the one hand, and us or our General Partner on the other. The resolution of any such conflict or potential conflict should, at the discretion of the board in light of the circumstances, be determined by a majority of the disinterested directors.
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
The Conflicts of Interest Policy also provides that either of the Chief Executive Officer or the Chief Financial Officer (each, an “Approving Officer”) of our General Partner have the authority, without prior board approval but subject to board review, to approve certain Affiliated Contracts involving asset transfers, services related to the production, storage, terminaling or transportation of biomass, or leases in order to promote the proper functioning of our day-to-day business affairs so long as the applicable Approving Officer and the General Counsel of our General Partner determine, after reasonable inquiry, that such Affiliated Contracts are on terms (in the aggregate) not less favorable to us than could be obtained on an arm’s‑length basis from an unrelated third party, taking into account the totality of the circumstances involved.
Director Independence
See Part III, Item 10. “Directors, Executive Officers and Corporate Governance” for information regarding the directors of our General Partner and independence requirements applicable to the board of directors of our General Partner and its committees.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Ernst & Young LLP (“EY”) and KPMG LLP (“KPMG”) served as our independent auditors during the years ended December 31, 2019 and 2018, respectively. The following table presents fees paid for professional audit services of our annual consolidated financial statements and for other services for the years ended December 31, 2019 and 2018.

	Year Ended December 31,
(in thousands)	2019	2018
Audit fees(1)	$1,439	$1,490
Audit related fees(2)	10	—
Tax fees	—	—
All other fees(3)	11	—
Total	$1,460	$1,490
____________________________________________

(1)	Fees for audit services related to the fiscal year consolidated audit, quarterly reviews, registration statements and services that were provided in connection with statutory and regulatory filings.

(2)	Fees for non-audit services related to internal controls in compliance preparation for Section 404 of the Sarbanes-Oxley Act.

(3)	Fees for use of the EY global accounting and financial reporting research tool.
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
The audit committee approved the appointment of EY as our independent auditor to conduct the audit of our consolidated financial statements for the year ended December 31, 2019 and all of the services described above.

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
2.1
Contribution Agreement by and among Enviva Development Holdings, LLC, Enviva Holdings, LP, and Enviva Partners, LP dated March 21, 2019 (Exhibit 2.1, Form 8-K filed March 25, 2019, File No. 001-037363)

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

3.4*	Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Enviva Partners, LP, effective as of January 1, 2019
4.1
Indenture, dated as of November 1, 2016, by and among Enviva Partners, LP, Enviva Partners Finance Corp., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (Exhibit 4.1, Form 8‑K filed November 3, 2016, File No. 001‑37363)

4.2
Indenture, dated as of December 9, 2019, by and among Enviva Partners, LP, Enviva Partners Finance Corp., the subsidiary guarantors party thereto, and Wilmington Trust, National Association, as trustee (incorporated by reference herein to Exhibit 4.1 to the Partnership’s Form 8-K filed on December 9, 2019, File No. 001-37363)

4.3	Form of 8.5% 2021 Notes (Exhibit 4.1, Form 8-K filed November 3, 2016, File No. 001-37363)
4.4	Form of 6.500% 2026 Notes (included in Exhibit 4.2)
4.5
Registration Rights Agreement, dated May 4, 2015, by and among Enviva Partners, LP, Enviva MLP Holdco, LLC and Enviva Cottondale Acquisition I, LLC (Exhibit 4.1, Form 8‑K filed May 4, 2015, File No. 001‑37363)

4.6	Registration Rights Agreement by and between Enviva Partners, LP and John Hancock Life Insurance Company (U.S.A.), dated April 1, 2019 (Exhibit 4.1, Form 10-Q filed August 8, 2019, File No. 001-37363)
4.7*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1*	Amended and Restated Purchase Rights Agreement, dated February 24, 2020, by and among Enviva Partners, LP, Enviva Partners GP, LLC and Enviva Holdings, LP
10.2†	Enviva Partners, LP Long‑Term Incentive Plan (Exhibit 4.3, Form S‑8 Registration Statement filed April 30, 2015, File No. 333‑203756)
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
10.11†
Form of Unit Award Grant Notice and Award Agreement (non‑employee directors) (Exhibit 10.15, Quarterly Report on Form 10‑Q for the quarterly period ended June 30, 2015 filed July 31, 2015, File No. 001‑37363)

10.12†
Fourth Amended and Restated Employment Agreement, effective as of December 23, 2019, between Edward R. Smith and Enviva Management Company, LLC (Exhibit 10.3, Form 8-K filed December 23, 2019, File No. 001-37363)

Exhibit Number	Exhibit
10.13†
Third Amended and Restated Employment Agreement, effective as of December 23, 2019, between John K. Keppler and Enviva Management Company, LLC (Exhibit 10.1, Form 8-K filed December23, 2019, File No. 001-37363)

10.16
Management Services Agreement Fee Waiver by and among Enviva, LP, Enviva GP, LLC, Enviva Pellets Ahoskie, LLC, Enviva Pellets Amory, LLC, Enviva Pellets Northampton, LLC, Enviva Pellets Cottondale, LLC, Enviva Port of Chesapeake, LLC, Enviva Energy Services, LLC, Enviva Pellets Sampson, LLC, Enviva Pellets Southampton, LLC, Enviva Port of Panama City, LLC, Enviva Port of Wilmington, LLC and Enviva Management Company, LLC dated April 2, 2019 (Exhibit 10.3, Form 10-Q filed May 9, 2019, File No. 001-37363)

10.17	Second Amended and Restated Credit Agreement by and between Enviva Wilmington Holdings, LLC and Enviva, LP dated April 2, 2019 (Exhibit 10.4, Form 10-Q filed May 9, 2019, File No. 001-37363)
10.18	Make-Whole Agreement by and between Enviva Holdings, LP and Enviva, LP dated April 2, 2019 (Exhibit 10.5, Form 10-Q filed May 9, 2019, File No. 001-37363)
10.19†
First Amended and Restated Employment Agreement, effective as of December 23, 2019, between Shai Even and Enviva Management Company, LLC, (Exhibit 10.2, Form 8-K filed December 23, 2019, File No. 001-37363)

10.20†	First Amendment to Enviva Partners, LP Long-Term Incentive Plan (Exhibit 10.1, Form 8-K filed February 3, 2020, File No. 001-37363)
10.21*†	Form of Phantom Unit Award Grant Notice and Award Agreement (performance-based vesting for employees)
10.22*†	Form of Phantom Unit Award Grant Notice and Award Agreement (time-based vesting for employees)
10.23*†	Form of Phantom Unit Award Grant Notice and Award Agreement (non-employee directors)
10.25*†	Global Amendment to Phantom Unit Award Grant Notices and Agreements
16.1	Letter from KPMG LLP dated July 12, 2019 (incorporated by reference to Exhibit 16.1 of Registrant’s Current Report on Form 8-K filed on July 12, 2019)
21.1*	List of Subsidiaries of Enviva Partners, LP
23.1*	Consent of KPMG LLP relating to the financial statements of Enviva Partners, LP for the years ended December 31, 2018 and 2017
23.2*	Consent of KPMG LLP relating to the financial statements of Enviva Wilmington Holdings, LLC for the years ended December 31, 2018 and 2017
23.3*	Consent of Ernst & Young LLP relating to the financial statements of Enviva Partners, LP for the year ended December 31, 2019
24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10‑K)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document.
101.PRE	XBRL Presentation Linkbase Document
____________________________________________
*    Filed herewith.
**    Furnished herewith.
†    Management Contract or Compensatory Plan or Arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ENVIVA PARTNERS, LP

	By:	Enviva Partners GP, LLC, as its sole general partner

Date: February 26, 2020	By:	/s/ JOHN K. KEPPLER
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

Name	Title	Date

/s/ JOHN K. KEPPLER	Chairman, President and Chief Executive Officer	February 26, 2020
John K. Keppler	(Principal Executive Officer)

/s/ SHAI S. EVEN	Executive Vice President and Chief Financial Officer	February 26, 2020
Shai S. Even	(Principal Accounting Officer and Principal Financial Officer)

/s/ RALPH ALEXANDER	Director	February 26, 2020
Ralph Alexander

/s/ JOHN C. BUMGARNER, JR.	Director	February 26, 2020
John C. Bumgarner, Jr.

/s/ JIM H. DERRYBERRY	Director	February 26, 2020
Jim H. Derryberry

/s/ ROBIN J. A. DUGGAN	Director	February 26, 2020
Robin J. A. Duggan

/s/ CHRISTOPHER B. HUNT	Director	February 26, 2020
Christopher B. Hunt

/s/ WILLIAM K. REILLY	Director	February 26, 2020
William K. Reilly

/s/ GARY L. WHITLOCK	Director	February 26, 2020
Gary L. Whitlock

/s/ CARL L. WILLIAMS	Director	February 26, 2020
Carl L. Williams

/s/ JANET S. WONG	Director	February 26, 2020
Janet S. Wong