Form 10-Q
period 2020-03-31
Enviva Partners, LP
filed 2020-04-29
CIK 1592057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____    to _____
Commission file number: 001-37363
Enviva Partners, LP
(Exact name of registrant as specified in its charter)

Delaware	46-4097730
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7200 Wisconsin Ave.	Suite 1000	Bethesda,	MD	20814
(Address of principal executive offices)				(Zip code)

(301)	657-5560
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Units	EVA	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 24, 2020, 33,605,138 common units were outstanding.

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

•	the prices at which we are able to sell our products;

•	our ability to successfully negotiate and complete and integrate drop-down acquisitions, including the associated contracts, or to realize the anticipated benefits of such acquisitions;

•	failure of our customers, vendors and shipping partners to pay or perform their contractual obligations to us;

•	our inability to successfully execute our project development and construction activities, including the expansion of our Northampton and Southampton plants, on time and within budget;

•	the creditworthiness of our contract counterparties;

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

•	changes in the regulatory treatment of biomass in core and emerging markets;

•	our inability to acquire or maintain necessary permits or rights for our production, transportation or terminaling operations;

•	changes in the price and availability of transportation;

•	changes in foreign currency exchange rates or interest rates, and the failure of our hedging arrangements to effectively reduce our exposure to the risks related thereto;

•	risks related to our indebtedness;

•	our failure to maintain effective quality control systems at our production plants and deep-water marine terminals, which could lead to the rejection of our products by our customers;

•	changes in the quality specifications for our products that are required by our customers;

•	labor disputes;

•	our inability to hire, train or retain qualified personnel to manage and operate our business and newly acquired assets;

•	the effects of the exit of the United Kingdom from the European Union on our and our customers’ businesses;

•	our inability to borrow funds and access capital markets; and

•	viral contagions or pandemic diseases, such as the recent outbreak of a novel strain of coronavirus known as COVID-19.
Please read the risks described in our Annual Report on Form 10-K for the year ended December 31, 2019. All forward-looking statements in this Quarterly Report are expressly qualified in their entirety by the foregoing cautionary statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
ENVIVA PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except number of units)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,311	$9,053
Accounts receivable	79,637	72,421
Inventories	40,506	32,998
Prepaid expenses and other current assets	7,380	5,617
Total current assets	132,834	120,089
Property, plant and equipment, net	766,862	751,780
Operating lease right-of-use assets	32,270	32,830
Goodwill	85,615	85,615
Other long-term assets	7,940	4,504
Total assets	$1,025,521	$994,818
Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$32,636	$18,985
Related-party payables, net	2,480	304
Deferred consideration for drop-down due to related-party	—	40,000
Accrued and other current liabilities	50,370	59,066
Current portion of interest payable	13,667	3,427
Current portion of long-term debt and finance lease obligations	7,583	6,590
Total current liabilities	106,736	128,372
Long-term debt and finance lease obligations	667,785	596,430
Long-term operating lease liabilities	33,228	33,469
Other long-term liabilities	2,924	3,971
Total liabilities	810,673	762,242
Commitments and contingencies
Partners’ capital:
Limited partners:
Common unitholders—public (20,018,763 and 19,870,436 units issued and outstanding at March 31, 2020 and December 31, 2019, respectively)	289,758	300,184
Common unitholder—sponsor (13,586,375 units issued and outstanding at March 31, 2020 and December 31, 2019)	74,887	82,300
General partner (no outstanding units)	(101,611)	(101,739)
Accumulated other comprehensive income	6	23
Total Enviva Partners, LP partners’ capital	263,040	280,768
Noncontrolling interest	(48,192)	(48,192)
Total partners' capital	214,848	232,576
Total liabilities and partners’ capital	$1,025,521	$994,818
See accompanying notes to condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per unit amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Product sales	$197,853	$156,599
Other revenue (1)	6,624	1,770
Net revenue	204,477	158,369
Cost of goods sold (1)	163,530	137,392
Depreciation and amortization	13,640	11,070
Total cost of goods sold	177,170	148,462
Gross margin	27,307	9,907
General and administrative expenses	1,763	3,541
Related-party management services agreement fee	7,689	6,296
Total general and administrative expenses	9,452	9,837
Income from operations	17,855	70
Other income (expense):
Interest expense	(10,394)	(9,633)
Other income, net	172	640
Total other expense, net	(10,222)	(8,993)
Net income (loss)	$7,633	$(8,923)
Net income (loss) per limited partner common unit:
Basic	$0.10	$(0.42)
Diluted	$0.09	$(0.42)
Weighted-average number of limited partner units outstanding:
Common—basic	33,551	26,759
Common—diluted	35,436	26,759

(1) See Note 12, Related-Party Transactions
See accompanying notes to condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$7,633	$(8,923)
Other comprehensive income (loss):
Net unrealized losses on cash flow hedges	—	(55)
Reclassification of net gains on cash flow hedges realized into net income (loss)	(20)	(107)
Currency translation adjustment	3	—
Total other comprehensive loss	(17)	(162)
Total comprehensive income (loss)	$7,616	$(9,085)
See accompanying notes to condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Partners’ Capital
(In thousands)
(Unaudited)

	General Partner Interest	Limited Partners’ Capital				Accumulated Other Comprehensive Income	Non-Controlling Interest	Total Partners' Capital
		Common Units— Public		Common Units— Sponsor
		Units	Amount	Units	Amount
Partners' capital, December 31, 2019	$(101,739)	19,870	$300,184	13,586	$82,300	$23	$(48,192)	$232,576
Distributions to unitholders, distribution equivalent and incentive distribution rights	(3,289)	—	(14,798)	—	(9,172)	—	—	(27,259)
Issuance of units through Long-Term Incentive Plan	(3,356)	149	(371)	—	—	—	—	(3,727)
Non-cash Management Services Agreement expenses	3,484	—	2,158	—	—	—	—	5,642
Other comprehensive loss	—	—	—	—	—	(17)	—	(17)
Net income	3,289	—	2,585	—	1,759	—	—	7,633
Partners' capital, March 31, 2020	$(101,611)	20,019	$289,758	13,586	$74,887	$6	$(48,192)	$214,848

	General Partner Interest	Limited Partners’ Capital				Accumulated Other Comprehensive Loss	Total Partners' Capital
		Common Units— Public		Common Units— Sponsor
		Units	Amount	Units	Amount
Partners' capital, December 31, 2018	$(133,687)	14,573	$207,612	11,905	$72,352	$439	$146,716
Distributions to unitholders, distribution equivalent and incentive distribution rights	(1,671)	—	(10,269)	—	(7,619)	—	(19,559)
Issuance of units through Long-Term Incentive Plan	(2,129)	94	659	—	—	—	(1,470)
Issuance of common units, net	—	3,509	96,661	—	—	—	96,661
Non-cash Management Services Agreement expenses	136	—	2,072	—	—	—	2,208
Cumulative effect of accounting change - derivative instruments	—	—	(10)	—	(8)	18	—
Other comprehensive loss	—	—	—	—	—	(162)	(162)
Net income (loss)	1,671	—	(5,880)	—	(4,714)	—	(8,923)
Partners' capital, March 31, 2019	$(135,680)	18,176	$290,845	11,905	$60,011	$295	$215,471
See accompanying notes to condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$7,633	$(8,923)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,965	11,208
MSA Fee Waivers	3,186	—
Amortization of debt issuance costs, debt premium and original issue discounts	407	295
Unit-based compensation	2,158	2,472
Fair value changes in derivatives	(5,829)	2,216
Unrealized (losses) gains on foreign currency transactions, net	(35)	92
Change in operating assets and liabilities:
Accounts and insurance receivables	(7,604)	(6,359)
Related-party receivables	—	(8,022)
Prepaid expenses and other current and long-term assets	113	(72)
Inventories	(6,935)	3,366
Derivatives	(883)	298
Accounts payable, accrued liabilities and other current liabilities	9,526	(1,229)
Related-party payables	5,281	(12,330)
Accrued interest	9,751	7,514
Deferred revenue	(2,257)	—
Operating lease liabilities	(1,021)	(893)
Other long-term liabilities	448	98
Net cash provided by (used in) operating activities	27,904	(10,269)
Cash flows from investing activities:
Purchases of property, plant and equipment	(25,691)	(11,279)
Other	(3,769)	—
Net cash used in investing activities	(29,460)	(11,279)
Cash flows from financing activities:
Proceeds from senior secured revolving credit facility, net	70,000	46,000
Principal payments on other long-term debt and finance lease obligations	(903)	(553)
Cash paid related to debt issuance costs	(985)	—
Proceeds from common unit issuances, net	—	100,000
Payments in relation to the Hamlet JV Drop-Down	(40,000)	—
Distributions to unitholders, distribution equivalent rights and incentive distribution rights holder	(26,571)	(19,614)
Payment for withholding tax associated with Long-Term Incentive Plan vesting	(3,727)	—
Net cash (used in) provided by financing activities	(2,186)	125,833
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,742)	104,285
Cash, cash equivalents and restricted cash, beginning of period	9,053	2,460
Cash, cash equivalents and restricted cash, end of period	$5,311	$106,745
See accompanying notes to condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Non-cash investing and financing activities:
Property, plant and equipment acquired included in liabilities	$19,435	$11,237
Supplemental cash flow information:
Interest paid, net of capitalized interest	$723	$1,929
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
We own and operate seven industrial-scale wood pellet production plants located in the Mid-Atlantic and Gulf Coast regions of the United States. In addition to the volumes from our plants, we also procure wood pellets from third parties and Enviva Pellets Greenwood, LLC (“Greenwood”), a consolidated subsidiary of Enviva Holdings, LP (together with its wholly owned subsidiaries Enviva Development Holdings, LLC and Enviva MLP Holdco, LLC, where applicable, our “sponsor”). Greenwood owns a wood pellet production plant in Greenwood, South Carolina (the “Greenwood plant”). Wood pellets are exported from our wholly owned deep-water marine terminal at the Port of Chesapeake, Virginia and terminal assets at the Port of Wilmington, North Carolina (the “Wilmington terminal”), and from third-party deep-water marine terminals in Mobile, Alabama, and Panama City, Florida under a short-term and a long-term contract, respectively.
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
We entered into an agreement with our sponsor effective as of September 30, 2019 pursuant to which the parties agreed to set off related-party receivables and payables; consequently, we intend to set off related-party receivables and payables, which are reflected net in related-party receivables or payables, in accordance with the agreement.
The unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2019.
Enviva Wilmington Holdings, LLC
On April 2, 2019, we acquired from our sponsor all of the issued and outstanding Class B Units in Enviva Wilmington Holdings, LLC (the “Hamlet JV”), a limited liability company owned by our sponsor and John Hancock Life Insurance Company (U.S.A.) and certain of its affiliates (collectively, as applicable, “John Hancock”). On the date of acquisition (the “Hamlet Drop-Down”), we began to consolidate the Hamlet JV as a variable interest entity of which we are the primary beneficiary. As managing member, we have the sole power to direct the activities that most impact the economics of the Hamlet JV. Additionally, as the Class B Units represent a controlling interest in the Hamlet JV, we account for the Hamlet JV as a consolidated subsidiary, not as a joint venture. The Hamlet JV owns a wood pellet production plant in Hamlet, North Carolina (the “Hamlet plant”) and a firm, 15-year take-or-pay off-take contract with a customer for the delivery of nearly 1.0 million metric tons per year (“MTPY”) of wood pellets, following a ramp period. The Hamlet Drop-Down was an asset acquisition of entities under common control and accounted for on the carryover basis of accounting. Accordingly, the consolidated financial statements for the period beginning April 2019 reflect the acquisition.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

(2) Significant Accounting Policies
During interim periods, we follow the accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in our unaudited financial statements and accompanying notes. Actual results could differ materially from those estimates.
Recently Adopted Accounting Standards
On January 1, 2020, we adopted Accounting Standards Update 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which changes how entities measure credit losses for most financial assets. The adoption did not have a material impact on the financial statements.
Recently Issued Accounting Standards not yet Adopted
Currently, there are no recently issued accounting standards not yet adopted by us that we expect to be reasonably likely to materially impact the financial position, results of operations or cash flows of the Partnership.
(3) Transactions Between Entities Under Common Control
The $165.0 million purchase price for the Hamlet Drop-Down in April 2019 consisted of (1) an initial cash payment of $24.7 million, net of a purchase price adjustment of $0.3 million, (2) the issuance of 1,681,237 unregistered common units at a value of $29.74 per unit, or $50.0 million of common units, (3) $50.0 million in cash, paid on June 28, 2019 and (4) a third and final cash payment of $40.0 million paid on January 2, 2020.
We are responsible for managing the activities of the Hamlet JV, including the development, construction and operation of the Hamlet plant and are the primary beneficiary of the Hamlet JV. We included all accounts of the Hamlet JV in our consolidated results as of the date of the Hamlet Drop-Down as the Class B Units represent a controlling interest in the Hamlet JV and we are generally unrestricted in managing the assets and cash flows of the Hamlet JV; however, certain decisions, such as those relating to the issuance and redemption of equity interests in the Hamlet JV, guarantees of indebtedness and fundamental changes, including mergers and acquisitions, asset sales and liquidation and dissolution of the Hamlet JV, require the approval of the members of the Hamlet JV.
(4) Revenue
We disaggregate our revenue into two categories: product sales and other revenue. Other revenue includes fees associated with customer requests to cancel, defer or accelerate shipments in satisfaction of the related performance obligation and third- and related-party terminal services fees. Other revenue also includes fees received for other services, including for sales and marketing, scheduling, sustainability, consultation, shipping and risk management services, where the revenue is recognized when we both have satisfied the performance obligation and have a right to the corresponding fee. These categories best reflect the nature, amount, timing and uncertainty of our revenue and cash flows.
Performance Obligations
As of March 31, 2020, the aggregate amount of revenues from contracts with customers allocated to performance obligations that were unsatisfied or partially satisfied was approximately $8.9 billion. This amount excludes forward prices related to variable consideration including inflation and foreign currency and commodity prices. Also, this amount excludes the effects of related foreign currency derivative contracts as they do not represent contracts with customers. As of April 1, 2020, we expect to recognize approximately 7.0% of our remaining performance obligations as revenue during the remainder of 2020, approximately 12.0% in 2021 and the balance thereafter. Our off-take contracts expire at various times through 2040 and our terminal services contracts extend into 2026.

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
Variable consideration from terminal services contracts, which was none for the three months ended March 31, 2020 and not material for the three months ended March 31, 2019, arises from price increases based on agreed inflation indices and from above-minimum throughput quantities or services.
We allocate variable consideration under our off-take and terminal services contracts entirely to each performance obligation to which variable consideration relates. The estimate of variable consideration represents the amount that is not more likely than not to be reversed. For the three months ended March 31, 2020, and 2019 we recognized $0.2 million and $0.1 million. respectively, of revenue related to performance obligations satisfied in previous periods.
Contract Balances
Accounts receivable related to product sales as of March 31, 2020 and December 31, 2019 were $73.9 million and $67.7 million, respectively. As of March 31, 2020 and December 31, 2019, we had $1.9 million and $4.1 million, respectively, of deferred revenue for future performance obligations associated with off-take contracts.
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
Our current product sales are primarily to industrial customers located in the U.K., Denmark and Belgium. Product sales to third-party customers that accounted for 10% or a greater share of consolidated product sales are as follows:

	Three Months Ended March 31,
	2020	2019
Customer A	35%	40%
Customer B	9%	11%
Customer C	24%	16%
Customer D	15%	25%

(6) Inventories
Inventories consisted of the following as of:

	March 31, 2020	December 31, 2019
Raw materials	$10,176	$9,795
Consumable tooling	20,855	20,485
Finished goods	9,475	2,718
Total inventories	$40,506	$32,998

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

(7) Property, Plant and Equipment
Property, plant and equipment consisted of the following as of:

	March 31, 2020	December 31, 2019
Land	$15,226	$15,226
Land improvements	56,779	56,637
Buildings	217,163	217,167
Machinery and equipment	596,283	588,447
Vehicles	724	635
Furniture and office equipment	6,822	6,822
Leasehold improvements	1,029	1,029
Property, plant and equipment	894,026	885,963
Less accumulated depreciation	(217,909)	(203,695)
Property, plant and equipment, net	676,117	682,268
Construction in progress	90,745	69,512
Total property, plant and equipment, net	$766,862	$751,780

Total depreciation expense was $14.0 million and $11.2 million, respectively, for the three months ended March 31, 2020 and 2019. For the three months ended March 31, 2020 and 2019, total interest capitalized related to construction in progress was $1.1 million and $0.1 million, respectively. Accrued amounts for property, plant and equipment and construction in progress included in accrued and other current liabilities were $11.9 million and $9.4 million at March 31, 2020 and December 31, 2019, respectively.
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
Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Our leases do not contain any material residual value guarantees, restrictive covenants or subleases. In addition to fixed lease payments, we have contracts that incur variable lease expense related to usage (e.g. throughput fees, maintenance and repair and machine hours), which are expensed as incurred. Our leases have remaining terms of one to 27 years, some of which include options to extend the leases for up to five years. Our leases are generally noncancelable. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.
We apply an incremental borrowing rate to our leases for balance sheet measurement. As most of our leases do not provide an implicit rate, we generally use the estimated rate of interest for a collateralized borrowing over a similar term of the lease payments at the lease commencement date as our incremental borrowing rate.
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

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

Operating lease ROU assets and liabilities and finance leases were as follows:

	March 31, 2020	December 31, 2019
Operating leases:
Operating lease right-of-use assets	$32,270	$32,830

Current portion of operating lease liabilities	$1,277	$1,439
Long-term operating lease liabilities	33,228	33,469
Total operating lease liabilities	$34,505	$34,908

Finance leases:
Property, plant and equipment, net	$9,034	$7,398

Current portion of long-term finance lease obligations	$5,579	$4,584
Long-term finance lease obligations	4,023	2,954
Total finance lease liabilities	$9,602	$7,538

Operating and finance lease costs were as follows:

		Three Months Ended March 31,
Lease Cost	Classification	2020	2019
Operating lease cost:
Fixed lease cost	Cost of goods sold	$1,267	$1,034
Variable lease cost	Cost of goods sold	—	6
Short-term lease costs	Cost of goods sold	1,935	—
	Total operating lease costs	$3,202	$1,040
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	$1,432	$719
Variable lease cost	Cost of goods sold	2	4
Interest on lease liabilities	Interest expense	103	52
	Total finance lease costs	$1,537	$775
	Total lease costs	$4,739	$1,815

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

Operating and finance lease cash flow information was as follows:

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,021	$893
Operating cash flows from financing leases	103	52
Financing cash flows from financing leases	901	551

Assets obtained in exchange for lease obligations:
Financing leases	$3,068	$626

The future minimum lease payments and the aggregate maturities of operating and finance lease liabilities are as follows as of March 31, 2020:

Years Ending December 31,	Operating Leases	Finance Leases	Total
Remainder of 2020	$3,219	$4,580	$7,799
2021	3,890	3,678	7,568
2022	3,719	750	4,469
2023	3,710	568	4,278
2024	3,581	199	3,780
Thereafter	61,529	179	61,708
Total lease payments	79,648	9,954	89,602
Less: imputed interest	(45,143)	(352)	(45,495)
Total present value of lease liabilities	$34,505	$9,602	$44,107

The weighted-average remaining lease terms and discount rates for our operating and finance leases were weighted using the undiscounted future minimum lease payments and are as follows as of March 31, 2020:

Weighted average remaining lease term (years):
Operating leases	22
Finance leases	2
Weighted average discount rate:
Operating leases	8%
Finance leases	6%

(9) Derivative Instruments
We use derivative instruments to partially offset our business exposure to foreign currency exchange and interest rate risk. We may enter into foreign currency forward and option contracts to offset some of the foreign currency exchange risk on expected future cash flows and interest rate swaps to offset some of the interest rate risk on expected future cash flows on certain borrowings. The preponderance of our off-take contracts are US Dollar-denominated. We are primarily exposed to fluctuations in foreign currency exchange rates related to off-take contracts that require future deliveries of wood pellets to be settled in British Pound Sterling (“GBP”) and Euro (“EUR”) in the minority of our contracts that are not denominated in US Dollars. Our derivative instruments expose us to credit risk to the extent that hedge counterparties may be unable to meet the terms of the applicable derivative instrument. We seek to mitigate such risks by limiting our counterparties to major financial institutions. In

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

addition, we monitor the potential risk of loss with any one counterparty resulting from credit risk. Management does not expect material losses as a result of defaults by counterparties. We use derivative instruments to manage cash flow and do not enter into derivative instruments for speculative or trading purposes.
Interest Rate Risk
During the three months ended March 31, 2020, we entered into an additional pay-fixed, receive-variable interest rate swap that expires in September 2021 to hedge interest rate risk associated with our variable rate borrowings under our senior secured revolving credit facility that will not be designated and accounted for as a cash flow hedge.
Derivative instruments are classified as Level 2 assets or liabilities based on inputs such as spot and forward benchmark interest rates (such as LIBOR) and foreign exchange rates. The fair value of derivative instruments not designated as hedging instruments at March 31, 2020 and December 31, 2019 was as follows:

		Asset (Liability)
	Balance Sheet Classification	March 31, 2020	December 31, 2019
Interest rate swap:
	Accrued and other current liabilities	$(25)	$—
	Other long-term liabilities	(36)	—

Foreign currency exchange contracts:
	Other current assets	2,014	408
	Other long-term assets	5,132	1,774
	Accrued and other current liabilities	—	(735)
	Other long-term liabilities	—	(1,055)
Total derivatives not designated as hedging instruments		$7,085	$392

Unrealized gains and losses related to the change in fair market value of interest rate swaps are recorded in interest expense and were insignificant during the three months ended March 31, 2020. We did not have interest rate swaps that were not designated as hedging instruments at March 31, 2019.
During the three months ended March 31, 2020 and 2019, product sales included net unrealized gains of $6.8 million and net unrealized losses of $2.0 million, respectively, related to the change in fair market value of foreign currency derivatives. During the three months ended March 31, 2020 and 2019, product sales included realized gains related to derivatives settled of $0.2 million and $0.1 million, respectively.
We enter into master netting arrangements designed to permit net settlement of derivative transactions among the respective counterparties. If we had settled all transactions with our respective counterparties at March 31, 2020, we would have received a net settlement termination payment of $7.1 million, which differs insignificantly from the recorded fair value of the derivatives. We present our derivative assets and liabilities at their gross fair values.
The notional amounts of outstanding derivative instruments associated with outstanding or unsettled derivative instruments as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020	December 31, 2019
Foreign exchange forward contracts in GBP	£44,475	£50,575
Foreign exchange purchased option contracts in GBP	£43,415	£43,415
Foreign exchange forward contracts in EUR	€4,500	€—
Foreign exchange purchased option contracts in EUR	€—	€1,200
Interest rate swap	$69,354	$34,354

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

(10) Fair Value Measurements
The amounts reported in the unaudited condensed consolidated balance sheets as cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, related-party payables, net, and accrued and other current liabilities approximate fair value because of the short-term nature of these instruments.
Derivative instruments and long-term debt and finance lease obligations, including the current portion, are classified as Level 2 instruments. The fair value of our senior notes was determined based on observable market prices in a less active market and was categorized as Level 2 in the fair value hierarchy. The fair value of other long-term debt and finance lease obligations classified as Level 2 was determined based on the usage of market prices not quoted on active markets and other observable market data. The fair value of the long-term debt and finance lease obligations are based upon rates currently available for debt and finance lease obligations with similar terms and remaining maturities. The carrying amount of derivative instruments approximates fair value.
The carrying amount and estimated fair value of long-term debt and finance lease obligations as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2026 Notes	$593,762	$591,000	$593,476	$644,250
Other long-term debt and finance lease obligations	81,606	81,606	9,544	9,544
Total long-term debt and finance lease obligations	$675,368	$672,606	$603,020	$653,794

(11) Long-Term Debt and Finance Lease Obligations
Long-term debt and finance lease obligations at carrying value are composed of the following:

	March 31, 2020	December 31, 2019
2026 Notes, net of unamortized discount, premium and debt issuance of $6.2 million as of March 31, 2020 and $6.5 million as of December 31, 2019	$593,762	$593,476
Senior secured revolving credit facility	70,000	—
Other loans	2,004	2,006
Finance leases	9,602	7,538
Total long-term debt and finance lease obligations	675,368	603,020
Less current portion of long-term debt and finance lease obligations	(7,583)	(6,590)
Long-term debt and finance lease obligations, excluding current installments	$667,785	$596,430

2026 Notes
As of March 31, 2020 and December 31, 2019, we were in compliance with all covenants and restrictions associated with, and no events of default existed under, the indenture dated as of December 9, 2019 governing the 2026 Notes. The 2026 Notes are guaranteed jointly and severally on a senior unsecured basis by our existing subsidiaries (excluding Enviva Partners Finance Corp.) that guarantee certain of our indebtedness and may be guaranteed by certain future restricted subsidiaries.
Senior Secured Revolving Credit Facility
As of March 31, 2020 and December 31, 2019, we were in compliance with all covenants and restrictions associated with, and no events of default existed under, our senior secured revolving credit facility. Our obligations under the senior secured revolving credit facility are guaranteed by certain of our subsidiaries and secured by liens on substantially all of our assets; however, the senior secured revolving credit facility is not guaranteed by the Hamlet JV or secured by liens on its assets. At March 31, 2020, we had borrowings of $70.0 million under our senior secured revolving credit facility. We had no borrowings under our senior secured revolving credit facility at December 31, 2019.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

(12) Related-Party Transactions
Related-party amounts included on the unaudited condensed consolidated statements of operations were as follows:

	Three Months Ended March 31,
	2020	2019
Other revenue	$606	$592
Cost of goods sold	33,617	19,998
General and administrative expenses	7,689	6,296

Management Services Agreements
Enviva Partners, LP and the Hamlet JV are parties to management services agreements (together, the “MSAs”) with Enviva Management Company, LLC , a Delaware limited liability company and wholly owned subsidiary of our sponsor (together with its affiliates that provide services to us, as applicable, “Enviva Management”). Enviva Management provides us with operations, general administrative, management and other services. We reimburse Enviva Management for all direct or indirect internal or third-party expenses it incurs in connection with the provision of such services. The MSAs include rent-related amounts for noncancelable operating leases for office space in Maryland and North Carolina held by our sponsor.
Under the Hamlet JV’s management services agreement (the “Hamlet JV MSA”), the Hamlet JV pays an annual management fee to Enviva Management and to the extent allocated costs exceed the annual management fee, the additional costs are recorded with an increase to partners’ capital. In connection with the Hamlet Drop-Down, Enviva Management waived the Hamlet JV’s obligation to pay approximately $2.7 million of management fees payable to Enviva Management from the date thereof until July 1, 2020 (the “Hamlet JV MSA Fee Waiver”).
Related-party amounts included on the unaudited condensed consolidated balance sheets and the unaudited condensed consolidated statements of operations under our MSAs were as follows:

	March 31, 2020	December 31, 2019
Finished goods inventory	$1,252	$419
Related party payables	15,227	18,703

	Three Months ended March 31,
	2020	2019
Cost of goods sold	$13,260	$13,554
Related-party management services agreement fee	7,689	6,296

During the three months ended March 31, 2020, $0.7 million of fees expensed under the Hamlet JV MSA were waived pursuant to the Hamlet JV MSA Fee Waiver and recorded as an increase to partner’s capital. There were no fees expensed under the Hamlet JV MSA for the three months ended March 31, 2019.
Hamlet Drop-Down Agreements
On the date of the Hamlet Drop-Down:

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

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

•
We entered into an agreement with Enviva Management to waive our obligation to pay an aggregate of approximately $13.0 million in fees payable under our management services agreement with Enviva Management (the “EVA MSA”) with respect to the period from the date of the Hamlet Drop-Down through the second quarter of 2020 (the “First EVA MSA Fee Waiver”).

•
The Hamlet JV entered into an interim services agreement (the “ISA”) with Enviva Hamlet Operator, LLC, a wholly owned subsidiary of our sponsor (“Hamlet Operator”), pursuant to which Hamlet Operator, as an independent contractor, agreed to manage, operate, maintain and repair the Hamlet plant and provide other services to the Hamlet JV for the period from July 1, 2019 through June 30, 2020 in exchange for a fixed fee per metric ton (“MT”) of wood pellets produced by the Hamlet plant during such period and delivered at place to the Wilmington terminal. Under and during the term of the ISA, Hamlet Operator agreed to (1) pay all operating and maintenance expenses at the Hamlet plant, (2) cover all reimbursable general and administrative expenses associated with the Hamlet plant and (3) pay other costs and expenses incurred by the Hamlet plant to produce and sell the wood pellets delivered to the Wilmington terminal from the Hamlet plant. Our sponsor guarantees all obligations of Hamlet Operator under the ISA.

As of March 31, 2020, $2.5 million was recorded as an increase to partners’ capital, $10.6 million was recorded in cost of goods sold and $2.2 million in finished goods inventory pursuant to the agreements we entered into on the date of the Hamlet Drop-Down. The increases to partners’ capital consist of expenses waived under the First EVA MSA Fee Waiver. The net reduction in cost of goods sold comprises our receipt of a cost of cover deficiency fee from our sponsor pursuant to the Make-Whole Agreement as a result of Hamlet Operator’s failure to meet specified production levels, offset by the agreed-upon price due to Hamlet Operator for the wood pellets produced by the Hamlet plant that we have sold.
Greenwood Contract
We are a party to a contract with Greenwood to purchase wood pellets produced by the Greenwood plant through March 2022 (the “Greenwood contract”) and had a take-or-pay obligation with respect to 550,000 MTPY of wood pellets from July 2019 through March 2022, subject to Greenwood’s option to increase or decrease the volume by 10% each contract year. Pursuant to amendments to the Greenwood Contract, our take-or-pay obligation with respect to 550,000 MTPY of wood pellets was deferred to 2021.
During the three months ended March 31, 2020 and 2019, we purchased $9.9 million and $10.5 million, respectively, of wood pellets from Greenwood and recorded a cost of cover deficiency fee of approximately $0.4 million and $2.9 million, respectively, from Greenwood as Greenwood was unable to satisfy certain commitments.
As of March 31, 2020 and 2019, the net expense related to the Greenwood contract of $9.5 million and $7.6 million, respectively, included $8.4 million and $7.5 million, respectively, in cost of goods sold and $1.1 million and $0.1 million, respectively, in finished goods inventory.
Holdings TSA
We have a long-term terminal services agreement with our sponsor (the “Holdings TSA”). Pursuant to the Holdings TSA, our sponsor agreed to deliver a minimum of 125,000 MT of wood pellets per quarter for receipt, storage, handling and loading services by the Wilmington terminal and pay a fixed fee on a per-ton basis for such terminal services. The Holdings TSA remains in effect until September 1, 2026.
The Holdings TSA was amended and assigned to Greenwood and deficiency payments are due to Wilmington if quarterly minimum throughput requirements are not met. During each of the three months ended March 31, 2020 and 2019, we recorded $0.6 million of deficiency fees from Greenwood, which are included in other revenue.
Enviva FiberCo, LLC
We purchase raw materials from Enviva FiberCo, LLC (“FiberCo”), a wholly owned subsidiary of our sponsor. During the three months ended March 31, 2020, included in cost of goods sold is $1.4 million of raw materials purchased. During the three months ended March 31, 2019, included in cost of goods sold are cost of cover deficiency fees net of raw materials purchases of $1.0 million. As of March 31, 2020, $0.1 million is included in related-party payables related to raw material purchased from FiberCo.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

(13) Partners’ Capital
Allocations of Net Income
The Partnership’s partnership agreement contains provisions for the allocation of net income and loss to the unitholders of the Partnership and Enviva Partners GP, LLC (“General Partner”), a wholly owned subsidiary of our sponsor. For purposes of maintaining partner capital accounts, the partnership agreement specifies that items of income and loss shall be allocated among the partners of the Partnership in accordance with their respective percentage ownership interest. Such allocations are made after giving effect, if any, to priority income allocations in an amount equal to incentive cash distributions, which are allocated 100% to the General Partner.
Incentive Distribution Rights
Incentive distribution rights (“IDRs”) represent the right to receive increasing percentages (from 15.0% to 50.0%) of quarterly distributions from operating surplus after distributions in amounts exceeding specified target distribution levels have been achieved by the Partnership. Our General Partner currently holds the IDRs, but may transfer them at any time.
Cash Distributions to Unitholders
Distributions that have been paid or declared related to the reporting period are considered in the determination of earnings per unit. The following table details the cash distribution paid or declared (in millions, except per-unit amounts):

Quarter Ended	Declaration Date	Record Date	Payment Date	Distribution Per Unit	Total Cash Distribution	Total Payment to General Partner for Incentive Distribution Rights
March 31, 2019	May 2, 2019	May 20, 2019	May 29, 2019	$0.6450	$21.6	$2.3
June 30, 2019	July 31, 2019	August 15, 2019	August 29, 2019	$0.6600	$22.1	$2.8
September 30, 2019	October 30, 2019	November 15, 2019	November 29, 2019	$0.6700	$22.4	$3.1
December 31, 2019	January 29, 2020	February 14, 2020	February 28, 2020	$0.6750	$22.7	$3.3
March 31, 2020	April 29, 2020	May 15, 2020	May 29, 2020	$0.6800	$22.9	$3.5
For purposes of calculating our earnings per unit under the two-class method, common units are treated as participating preferred units. IDRs are treated as participating securities.
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
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

(14) Equity-Based Awards
The following table summarizes information regarding phantom unit awards (the “Affiliate Grants”) under the LTIP to employees of Enviva Management and its affiliates who provide services to the Partnership:

	Time-Based Phantom Units		Performance-Based Phantom Units		Total Affiliate Grant Phantom Units
	Units	Weighted-Average Grant Date Fair Value (per unit)(1)	Units	Weighted-Average Grant Date Fair Value (per unit)(1)	Units	Weighted-Average Grant Date Fair Value (per unit)(1)
Nonvested December 31, 2019	874,286	$28.90	435,270	$28.84	1,309,556	$28.88
Granted	523,012	$37.99	378,488	$37.99	901,500	$37.99
Forfeitures	(22,324)	$30.49	(37,938)	$25.78	(60,262)	$27.52
Vested	(179,277)	$25.25	(53,645)	$25.39	(232,922)	$25.28
Nonvested March 31, 2020	1,195,697	$33.39	722,175	$34.06	1,917,872	$33.64

______________________________________________________________

(1)	Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
The unrecognized estimated compensation cost relating to outstanding Affiliate Grants at March 31, 2020 was $23.2 million which will be recognized over the remaining vesting period.
The following table summarizes information regarding phantom unit awards to certain non-employee directors of the General Partner (the “Director Grants”) under the LTIP:

	Time-Based Phantom Units
	Units	Weighted-Average Grant Date Fair Value (per unit)(1)
Nonvested December 31, 2019	13,264	$30.16
Granted	12,112	$37.98
Vested	(13,264)	$30.16
Nonvested March 31, 2020	12,112	$37.98

In February 2020, Director Grants valued at $0.5 million were granted and vest on the first anniversary of the grant date. In February 2019, the Director Grants that were nonvested at December 31, 2019 vested, and common units were issued in respect of such vested Director Grants. During the three months ended March 31, 2020 we recognized $0.1 million of unit based compensation expense with respect to the Director Grants. The unrecognized estimated compensation cost relating to outstanding Director Grants at March 31, 2020 was $0.4 million, which will be recognized over the remaining vesting period.
Distribution Equivalent Rights
Distribution equivalent rights (“DERs”) associated with Affiliate Grants and Director Grants subject to time-based vesting entitle the recipients to receive payments in respect thereof in a per-unit amount that is equal to any distributions made by us to the holders of common units within 60 days following the record date for such distributions. The DERs associated with the Affiliate Grants subject to performance-based vesting will remain outstanding and unpaid from the grant date until the earlier of the settlement or forfeiture of the related performance-based phantom units.
DER distributions paid related to time-based Affiliate Grants were $0.6 million and $0.9 million, respectively, for the three months ended March 31, 2020 and 2019. At March 31, 2020 and December 31, 2019, $0.8 million and $0.6 million, respectively, of DER distributions were included in related-party payables.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

DER distributions unpaid related to the performance-based Affiliate Grants were as follows as of:

	March 31, 2020	December 31, 2019
Related-party payables	$394	$—
Accrued liabilities	759	397
Other long-term liabilities	900	1,193
Total unpaid DERs	$2,053	$1,590

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
As of March 31, 2020, the only periods subject to examination for federal and state income tax returns are 2016 through 2018. We believe our income tax filing positions, including our status as a pass-through entity, would be sustained on audit and do not anticipate any adjustments that would result in a material change to our unaudited condensed consolidated balance sheet. Therefore, no reserves for uncertain tax positions or interest and penalties have been recorded. For the three months ended March 31, 2020 and 2019, no provision for federal or state income taxes has been recorded in the condensed consolidated financial statements.
(16) Net Income (Loss) per Limited Partner Unit
Net income (loss) per unit applicable to limited partners is computed by dividing limited partners’ interest in net income (loss), after deducting any incentive distributions, by the weighted-average number of units outstanding. Our net income (loss) is allocated to the limited partners in accordance with their respective ownership percentages, after giving effect to priority income allocations for incentive distributions, if any, to the holder of the IDRs, which are declared and paid following the close of each quarter. Earnings in excess of distributions are allocated to the limited partners based on their respective ownership interests. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income (loss) allocations used in the calculation of earnings per unit.
In addition to the common units, we have identified the IDRs and phantom units as participating securities and apply the two-class method when calculating the net income (loss) per unit applicable to limited partners, which is based on the weighted-average number of units outstanding during the period. Diluted net income per unit includes the effects of potentially dilutive time-based and performance-based phantom units on our common units.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

The following computation of net income (loss) available per limited partner unit is as follows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020
	Common Units	General Partner
Weighted-average units outstanding—basic	33,551	—
Effect of nonvested phantom units	1,885	—
Weighted-average units outstanding—diluted	35,436	—

	Three Months Ended March 31, 2020
	Common Units	General Partner	Total
Distributions declared	$22,856	$3,457	$26,313
Earnings less than distributions	(19,503)	—	(19,503)
Net income available to partners	$3,353	$3,457	$6,810
Weighted-average units outstanding—basic	33,551
Weighted-average units outstanding—diluted	35,436
Net income per limited partner unit—basic	$0.10
Net income per limited partner unit—diluted	$0.09

	Three Months Ended March 31, 2019
	Common Units	General Partner
Weighted-average units outstanding—basic	26,759	—
Effect of nonvested phantom units	—	—
Weighted-average units outstanding—diluted	26,759	—

	Three Months Ended March 31, 2019
	Common Units	General Partner	Total
Distributions declared	$21,580	$2,270	$23,850
Earnings less than distributions	(32,773)	—	(32,773)
Net (loss) income available to partners	$(11,193)	$2,270	$(8,923)
Weighted-average units outstanding—basic and diluted	26,759
Net loss per limited partner unit—basic and diluted	$(0.42)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise stated or the context otherwise indicates, all references to “we,” “us,” “our,” the “Partnership”, or similar expressions refer to Enviva Partners, LP, including its consolidated subsidiaries. References to “our sponsor” refer to Enviva Holdings, LP and, where applicable, its wholly owned subsidiaries Enviva MLP Holdco, LLC and Enviva Development Holdings, LLC. References to “our General Partner” refer to Enviva Partners GP, LLC, a wholly owned subsidiary of Enviva Holdings, LP. References to “Enviva Management” refer to Enviva Management Company, LLC, a wholly owned subsidiary of Enviva Holdings, LP, and references to “our employees” refer to the employees of Enviva Management and its affiliates who provide services to the Partnership. References to the “Sponsor JV” refer to Enviva JV Development Company, LLC, which is a joint venture between our sponsor and John Hancock Life Insurance Company (U.S.A.) and certain of its affiliates.
The following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis (“MD&A”) in Part II-Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the U.S. Securities and Exchange Commission (the “SEC”). Our 2019 Form 10-K contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates and contractual obligations. You should also read the following discussion and analysis together with the risk factors set forth in the 2019 Form 10-K and the factors described under “Cautionary Statement Regarding Forward-Looking Information” and Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q for information regarding certain risks inherent in our business.
Basis of Presentation
The following discussion about matters affecting the financial condition and results of operations of the Partnership should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this report and the audited consolidated financial statements and related notes that are included in the 2019 Form 10-K. Among other things, those financial statements and the related notes include more detailed information regarding the basis of presentation for the following information.
Business Overview
We aggregate a natural resource, wood fiber, and process it into a transportable form, wood pellets. We sell a significant majority of our wood pellets through long-term, take-or-pay off-take contracts with creditworthy customers in the United Kingdom, Europe and increasingly Japan. We own and operate seven wood pellet production plants (collectively, “our plants”) with a combined production capacity of approximately 3.5 million metric tons (“MT”) of wood pellets per year in Virginia, North Carolina, Mississippi, and Florida, the production of which is fully contracted through 2025. We export wood pellets through our wholly owned dry-bulk, deep-water marine terminal at the Port of Chesapeake, Virginia (the “Chesapeake terminal”) and terminal assets at the Port of Wilmington, North Carolina and from third-party deep-water marine terminals in Mobile, Alabama and Panama City, Florida (the “Panama City terminal”). All of our facilities are located in geographic regions with low input costs and favorable transportation logistics. Owning these cost-advantaged assets, the output from which is fully contracted, in a rapidly expanding industry provides us with a platform to generate stable and growing cash flows. Our plants are sited in robust fiber baskets providing stable pricing for the low-grade fiber used to produce wood pellets. Our raw materials are byproducts of traditional timber harvesting, principally low-value wood materials, such as trees generally not suited for sawmilling or other manufactured forest products, and tree tops and limbs, understory, brush and slash that are generated in a harvest.
Our strategy is to fully contract the wood pellet production from our plants under long-term, take-or-pay off-take contracts with a diversified and creditworthy customer base. Our long-term off-take contracts typically provide for fixed-price deliveries that may include provisions that escalate the price over time and provide for other margin protection. During 2020, production capacity from our plants and wood pellets sourced from our affiliates and third parties were approximately equal to the contracted volumes under our existing long-term, take-or-pay off-take contracts. Our long-term, take-or-pay off-take contracts provide for a product sales backlog of $10.2 billion and have a total weighted-average remaining term of 11.4 years from April 1, 2020. Under our current product sales backlog, our plants are fully contracted through 2025. Assuming all volumes under the firm and contingent long-term off-take contracts held by our sponsor and its joint venture were included with our product sales backlog for firm and contingent contracted product sales, our product sales backlog would increase to $19.2 billion and the total weighted-average remaining term from April 1, 2020 would increase to 13.9 years.
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
Recent Developments
Mid-Atlantic Expansions
During 2019, we started construction to increase the aggregate wood pellet production capacity of our plants in Northampton, North Carolina, and Southampton, Virginia (the “Mid-Atlantic Expansions”) by approximately 400,000 MTPY. We expect to invest a total of approximately $130.0 million in additional wood pellet production assets and emissions control equipment for the Mid-Atlantic Expansions, of which we have spent $66.8 million through March 31, 2020. We expect to begin to commission equipment and commence the production ramp for the Northampton and Southampton plant expansions in the second and third quarters of 2020, respectively.
Contracted Backlog
As of April 1, 2020, we had approximately $10.2 billion of product sales backlog for firm contracted product sales to our long-term off-take customers and have a total weighted-average remaining term of 11.4 years, compared to approximately $9.9 billion and a total weighted-average remaining term of 10.5 years as of April 2, 2019. Contracted backlog represents the revenue to be recognized under existing contracts assuming deliveries occur as specified in the contracts. Contracted future product sales denominated in foreign currencies, excluding revenue hedged with foreign currency forward contracts, are included in U.S. Dollars at April 1, 2020 forward rates. The contracted backlog includes forward prices including inflation, foreign currency and commodity prices. The amount also includes the effects of related foreign currency derivative contracts.
Our expected future product sales revenue under our contracted backlog as of April 1, 2020 is as follows (in millions):

Period from April 1, 2020 to December 31, 2020	$630
Year ending December 31, 2021	1,038
Year ending December 31, 2022 and thereafter	8,527
Total product sales contracted backlog	$10,195
Assuming all volumes under the firm and contingent off-take contracts held by our sponsor and its joint ventures were included with our product sales contracted backlog for firm contracted product sales, the total weighted-average remaining term as of April 1, 2020 would increase to 13.9 years and the product sales backlog would increase to $19.2 billion as follows (in millions):

Period from April 1, 2020 to December 31, 2020	$630
Year ending December 31, 2021	1,081
Year ending December 31, 2022 and thereafter	17,476
Total product sales contracted backlog	$19,187
Outbreak of the Novel Coronavirus
The outbreak of a novel strain of coronavirus (“COVID-19”) has significantly adversely impacted global markets and continues to present global public health and economic challenges. Although the full impact of COVID-19 is unknown and rapidly evolving, to date, our operations have not been significantly impacted by the outbreak.
We have taken assertive safety measures including social distancing, hygienic policies and procedures and other steps recommended by the Centers for Disease Control and Prevention (the “CDC”), and adopted the CDC’s risk management approach, since the beginning of the outbreak, and have established risk levels based on the degree to which the virus has spread in a given community and the nature of the work performed at that location. Within our field operations, thanks to low incident rates of COVID-19 and low levels of community spread where our plants and ports are located, we have continued operations largely as normal with the additional precautionary measures; however, we continue to monitor local data on a daily basis and have prioritized putting the right plans, procedures and measures in place to mitigate the risk of exposure and infection and the related impacts to our business.

We specifically designed our operations and logistics systems with flexibility and redundancies so they are capable of effectively responding to unforeseen events. We and our sponsor operate a portfolio of eight wood pellet production plants geographically dispersed in areas with low population density across the Southeast U.S. We export our product from a portfolio of four bulk terminals and transport it to our customers under long-term, fixed-price shipping contracts with multiple shipping partners. These operations currently are unaffected by COVID-19.
In March, the United States declared the COVID-19 pandemic a national emergency, and several states and municipalities, including states in which we own assets or conduct business, have declared public health emergencies and taken extraordinary actions in response, including issuing “stay-at-home” orders and similar mandates (“Orders”) for many businesses to curtail or cease normal operations. To date, we have not been significantly impacted by the Orders, which exempt or exclude businesses that have been designated essential critical infrastructure, such as ours, from various restrictions they impose.
As of March 31, 2020, we had borrowings of $70.0 million under our $350.0 million senior secured revolving credit facility and have no debt maturities until 2023. Our wood pellet production capacity is committed under long-term, take-or-pay off-take contracts with fixed pricing and fixed volumes that are not impacted by the market prices of crude oil, natural gas, power or heat. As discussed above, our off-take contracts have a weighted-average remaining term of 11.4 years and a product sales contracted backlog of $10.2 billion as of April 1, 2020. Furthermore, most of our current deliveries are to Europe, where they fuel grid-critical baseload, dispatchable generation facilities that provide power and heat required for local communities to navigate through their own COVID-19 responses. There are few substitutes or alternatives to the fuel we supply to our energy generating customers, each of whom is in compliance with their agreements with us, including payment terms.
We do, however, remain vigilant about the unfolding global crisis and continue to monitor and manage the potential health, safety, business and other risks associated with the COVID-19 pandemic. Nonetheless, we have not experienced these issues in any significant way to date, and we have plans that we believe would mitigate their potential impact if we were to face such issues in the future.
For a discussion of certain risks and uncertainties in connection with COVID-19, please see Part II-Other Information, Item 1A. “Risk Factors.”
Factors Impacting Comparability of Our Financial Results
Hamlet Drop-Down
On April 2, 2019, we acquired from our sponsor all of the Class B units of Enviva Wilmington Holdings, LLC (the “Hamlet JV,” and such acquisition, the “Hamlet Drop-Down”). We are the managing member of the Hamlet JV, which is partially owned by John Hancock Life Insurance Company (U.S.A.) and certain of its affiliates (collectively, where applicable, “John Hancock”).
The Hamlet JV owns a wood pellet production plant in Hamlet, North Carolina (the “Hamlet plant”) and has a firm 15-year take-or-pay off-take contract to supply a customer with nearly 1.0 million MTPY of wood pellets following a ramp period through 2034. Prior to the Hamlet Drop-Down, we already had off-take contracts with the Hamlet JV to supply 470,000 MTPY of the volumes to be delivered pursuant to the 1.0 million MTPY contract; consequently, we acquired 500,000 MTPY in incremental product sales volumes in connection with the Hamlet Drop-Down. The Hamlet plant became operational during the second quarter of 2019.
We accounted for the Hamlet JV as a consolidated subsidiary, not as a joint venture, following the Hamlet Drop-Down on April 2, 2019. We included all accounts of the Hamlet JV in our consolidated results as of April 2, 2019 as the Class B Units represent a controlling interest in the Hamlet JV. We are generally unrestricted in managing the assets and cash flows of the Hamlet JV; however, certain decisions, such as those relating to the issuance and redemption of equity interests in the Hamlet JV, guarantees of indebtedness and fundamental changes, including mergers and acquisitions, asset sales and liquidation and dissolution of the Hamlet JV, require the approval of the members of the Hamlet JV. For more information regarding the Hamlet Drop-Down, see Note 1, Description of Business and Basis of Presentation-Basis of Presentation-Enviva Wilmington, Holdings, LLC and Note 12, Related-Party Transactions-Hamlet Drop-Down Agreements.
2026 Notes
During December 2019, Enviva Partners, LP, with its wholly owned subsidiary Enviva Partners Finance Corp., issued $600.0 million in principal amount of 6.5% senior unsecured notes due January 15, 2026 (the “2026 Notes”) in private placements under Rule 144A and Regulation S of the Securities Act of 1933, as amended (the “Securities Act”).
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
How We Evaluate Our Operations
Adjusted Net Income (Loss)
We define adjusted net income (loss) as net income (loss) excluding certain expenses incurred related to the Chesapeake Incident and Hurricanes Florence and Michael (the “Hurricane Events”), consisting of emergency response expenses, expenses related to the disposal of inventory, and asset disposal and repair costs, offset by insurance recoveries received, as well as employee compensation and other related costs allocated to us in respect of the Chesapeake Incident and Hurricane Events pursuant to our management services agreement with an affiliate of our sponsor for services that could otherwise have been dedicated to our ongoing operations, certain non-cash waivers of fees for management services provided to us by our sponsor (collectively, the “MSA Fee Waivers”), interest expense associated with incremental borrowings related to the Chesapeake Incident and Hurricane Events, early retirement of debt obligation, and the effect of certain sales and marketing, scheduling, sustainability, consultation, shipping and risk management services (collectively, the “Commercial Services”). We believe that adjusted net income (loss) enhances investors’ ability to compare the past financial performance of our underlying operations with our current performance separate from certain items of gain or loss that we characterize as unrepresentative of our ongoing operations.
Adjusted Gross Margin per Metric Ton
We define adjusted gross margin per metric ton as gross margin per metric ton excluding asset disposals, depreciation and amortization, changes in unrealized derivative instruments related to hedged items included in gross margin, MSA Fee Waivers, non-cash unit compensation expense, certain items of income or loss that we characterize as unrepresentative of our ongoing operations, including certain expenses incurred related to the Chesapeake Incident and Hurricane Events, consisting of emergency response expenses, expenses related to the disposal of inventory, and asset disposal and repair costs, offset by insurance recoveries received, as well as employee compensation and other related costs allocated to us in respect of the Chesapeake Incident and Hurricane Events pursuant to our management services agreement with an affiliate of our sponsor for services that could otherwise have been dedicated to our ongoing operations, and acquisition costs, and the effect of Commercial Services. We believe adjusted gross margin per metric ton is a meaningful measure because it compares our revenue-generating activities to our operating costs for a view of profitability and performance on a per metric ton basis. Adjusted gross margin per metric ton will primarily be affected by our ability to meet targeted production volumes and to control direct and indirect costs associated with procurement and delivery of wood fiber to our production plants and the production and distribution of wood pellets.
Adjusted EBITDA
We define adjusted EBITDA as net income or loss excluding depreciation and amortization, interest expense, income tax expense, early retirement of debt obligations, MSA Fee Waivers, non-cash unit compensation expense, asset impairments and disposals, changes in unrealized derivative instruments related to hedged items included in gross margin and other income and expense, certain items of income or loss that we characterize as unrepresentative of our ongoing operations, including certain expenses incurred related to the Chesapeake Incident and Hurricane Events, consisting of emergency response expenses, expenses related to the disposal of inventory, and asset disposal and repair costs, offset by insurance recoveries received, as well as employee compensation and other related costs allocated to us in respect of the Chesapeake Incident and Hurricane Events pursuant to our management services agreement with an affiliate of our sponsor for services that could otherwise have been dedicated to our ongoing operations, and acquisition costs, and the effect of Commercial Services. Adjusted EBITDA is a supplemental measure used by our management and other users of our financial statements, such as investors, commercial banks, and research analysts, to assess the financial performance of our assets without regard to financing methods or capital structure.
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

Limitations of Non-GAAP Financial Measures
Adjusted net income (loss), adjusted gross margin per metric ton, adjusted EBITDA, and distributable cash flow are not financial measures presented in accordance with accounting principles generally accepted in the United States (“GAAP”). We believe that the presentation of these non-GAAP financial measures provides useful information to investors in assessing our financial condition and results of operations. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measures. Each of these non-GAAP financial measures has important limitations as an analytical tool because they exclude some, but not all, items that affect the most directly comparable GAAP financial measures. You should not consider adjusted net (loss) income, adjusted gross margin per metric ton, adjusted EBITDA, or distributable cash flow in isolation or as substitutes for analysis of our results as reported under GAAP.
Our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.
Results of Operations
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

	Three Months Ended March 31,		Change
	2020	2019
	(in thousands)
Product sales	$197,853	$156,599	$41,254
Other revenue (1)	6,624	1,770	4,854
Net revenue	204,477	158,369	46,108
Cost of goods sold (1)	163,530	137,392	26,138
Depreciation and amortization	13,640	11,070	2,570
Total cost of goods sold	177,170	148,462	28,708
Gross margin	27,307	9,907	17,400
General and administrative expenses	1,763	3,541	(1,778)
Related-party management services agreement fee	7,689	6,296	1,393
Total general and administrative expenses	9,452	9,837	(385)
Income from operations	17,855	70	17,785
Interest expense	(10,394)	(9,633)	(761)
Other income (expense)	172	640	(468)
Net income	$7,633	$(8,923)	$16,556

(1) See Note 12, Related-Party Transactions
Net revenue
Net revenue increased to $204.5 million for the three months ended March 31, 2020 from $158.4 million for the three months ended March 31, 2019. The $46.1 million, or 29%, increase was primarily attributable to a 19% increase in sales volumes, an $8.9 million increase in the fair value of derivatives that are economically hedging certain future product sales denominated in British Pound Sterling (“GBP”) and Euro (“EUR”), and a $2.3 million in revenue from the Commercial Services during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.
Cost of goods sold
Cost of goods sold increased to $177.2 million for the three months ended March 31, 2020 from $148.5 million for the three months ended March 31, 2019. The $28.7 million, or 19%, increase was primarily attributable to a 19% increase in sales volumes during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.
Gross margin
Gross margin increased to $27.3 million for the three months ended March 31, 2020 from $9.9 million for the three months ended March 31, 2019. The gross margin increase of $17.4 million was primarily attributable to a 19% increase in sales volumes and increases in the fair value of foreign currency-related derivatives and in other revenue during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.
Adjusted gross margin per metric ton

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands except per metric ton)
Reconciliation of gross margin to adjusted gross margin per metric ton:
Gross margin	$27,307	$9,907	$17,400
Asset impairments and disposals	912	—	912
Non-cash unit compensation expense	471	—	471
Depreciation and amortization	13,640	11,070	2,570
Chesapeake Incident and Hurricane Events(1)	—	359	(359)
Changes in unrealized derivative instruments	(6,795)	2,010	(8,805)
Acquisition costs	—	4,243	(4,243)
Commercial Services	(2,257)	—	(2,257)
Adjusted gross margin	$33,278	$27,589	$5,689
Metric tons sold	1,004	843	161
Adjusted gross margin per metric ton	$33.15	$32.73	$0.42
(1) In February 2018, a fire occurred at the Chesapeake terminal, causing damage to equipment and inventory of wood pellets (the “Chesapeake Incident”). Hurricane Florence caused minor damage at our wood pellet production plant in Sampson County, North Carolina and the Wilmington terminal in September 2018 and Hurricane Michael caused minor damage to our wood pellet production plant in Jackson County, Florida and the Panama City terminal in October 2018 (collectively, “Hurricane Events”.)
We earned adjusted gross margin of $33.3 million, or $33.15 per MT, for the three months ended March 31, 2020. Adjusted gross margin was $27.6 million, or $32.73 per MT, for the three months ended March 31, 2019. As described below, the increase in adjusted gross margin is primarily due to the increase in sales volumes.
Adjusted gross margin for the three months ended March 31, 2019 excludes $4.2 million of incremental costs, which are unrepresentative of our ongoing operations, in connection with our evaluation of a third-party wood pellet production plant we previously had considered and were considering, purchasing (the “Potential Target”). When we commenced our review, the Potential Target had recently returned to operations following an extended shutdown during a bankruptcy proceeding with the intent of demonstrating favorable operations prior to proceeding to an auction sale process; however, the Potential Target had not yet established a logistics chain through a viable export terminal, given that the terminal through which the plant historically had exported was not operational at the time and was not reasonably certain to become operational in the future. Accordingly, as part of our diligence of the Potential Target, we developed an alternative logistics chain to bring the Potential Target’s wood pellets to market and began purchasing the production of the Potential Target for a trial period. The incremental costs associated with the establishment and evaluation of this new logistics chain primarily consist of barge, freight, trucking, storage and shiploading services. We have completed our evaluation of the alternative logistics chain and, therefore, do not expect to incur additional costs of this nature in the future.
During the quarter ended December 31, 2019, we received a non-refundable payment of $5.6 million from a customer in consideration for our performance during the quarter of certain sales and marketing, scheduling, sustainability, consultation, shipping and risk management services (collectively, “Commercial Services”) that were outside of the scope of our existing take-or-pay off-take contract. The customer had requested the Commercial Services, among other things, in order to avoid its exposure to market price volatility associated with its anticipated failure to take required deliveries of certain wood pellet volumes during the fourth quarter of 2019 and first half of 2020 pursuant to the off-take contract. The Commercial Services had a value to the customer of $5.6 million. We included the entire non-refundable payment of $5.6 million in our publicly stated guidance for 2019 in our press release issued October 30, 2019.
Under GAAP, we recognized $1.5 million of the $5.6 million payment as revenue during the fourth quarter of 2019, under the breakage model of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), and recorded the remaining $4.1 million as deferred revenue as of December 31, 2019, to be recognized as revenue during the first six months of 2020 in accordance with the original product sales schedule under the off-take contract. For presentation of our non-GAAP measures, we included the $4.1 million in adjusted net income, adjusted gross margin per metric ton and adjusted EBITDA for the year ended December 31, 2019 as such amount relates to our performance of certain Commercial Services, which we completed and for which we were compensated in 2019. The $4.1 million increased adjusted net income, adjusted gross margin per metric ton and adjusted EBITDA for the year ended December 31, 2019 and will decrease such measures by an equal amount during the first six months of 2020, with $2.3 million of the $4.1 reduction occurring during the first three months of 2020.
General and administrative expenses
General and administrative expenses were $9.5 million for the three months ended March 31, 2020 and $9.8 million for the three months ended March 31, 2019. The $0.3 million decrease in general and administrative expenses is primarily attributable to lower costs associated with legal, accounting and consulting fees offset by increased employee costs as a result of headcount increases.
Interest expense
We incurred $10.4 million of interest expense during the three months ended March 31, 2020 and $9.6 million of interest expense during the three months ended March 31, 2019. The increase in interest expense was primarily attributable to an increase in borrowings under our 2026 Notes, partially offset by the decrease in borrowings under our senior secured revolving credit facility during the three months ended March 31, 2020, as compared to the same period in 2019.
Adjusted net income (loss)

	Three Month Ended March 31
	2020	2019	Change
	(in thousands)
Reconciliation of net income (loss) to adjusted net income (loss):
Net income (loss)	$7,633	$(8,923)	$16,556
Chesapeake Incident and Hurricane Events	—	289	(289)
MSA Fee Waivers	3,185	—	3,185
Interest expense from incremental borrowings related to Chesapeake Incident and Hurricane Events	570	490	80
Commercial Services	(2,257)	—	(2,257)
Adjusted net income (loss)	$9,131	$(8,144)	$17,275
We generated adjusted net income of $9.1 million for the three months ended March 31, 2020 and adjusted net loss of $8.1 million for the three months ended March 31, 2019. The $17.3 million increase in adjusted net income was primarily attributable to the factors described below under the heading “Adjusted EBITDA.”

Adjusted EBITDA

	Three Month Ended March 31
	2020	2019	Change
	(in thousands)
Reconciliation of net income (loss) to adjusted EBITDA:
Net income (loss)	$7,633	$(8,923)	$16,556
Add:
Depreciation and amortization	13,950	11,208	2,742
Interest expense	10,394	9,633	761
Non-cash unit compensation expense	2,158	2,472	(314)
Asset impairments and disposals	912	—	912
Chesapeake Incident and Hurricane Events	—	289	(289)
Changes in the fair value of derivative instruments	(6,795)	2,010	(8,805)
MSA Fee Waivers	3,185	—	3,185
Acquisition costs	—	4,927	(4,927)
Commercial Services	(2,257)	—	(2,257)
Adjusted EBITDA	$29,180	$21,616	$7,564
We generated adjusted EBITDA of $29.2 million for the three months ended March 31, 2020 compared to adjusted EBITDA of $21.6 million for the three months ended March 31, 2019. The $7.6 million increase was primarily attributable to the factors described above under the heading “Adjusted Gross margin per metric ton,” as well as $3.2 million of MSA Fee Waivers for general and administrative expenses.
Distributable Cash Flow

	Three Month Ended March 31
	2020	2019	Change
	(in thousands)
Adjusted EBITDA	$29,180	$21,616	$7,564
Less:
Interest expense, net of amortization of debt issuance costs, debt premium, original issue discount and impact from incremental borrowings related to Chesapeake Incident and Hurricane Events	9,418	8,848	570
Maintenance capital expenditures	1,134	928	206
Distributable cash flow attributable to Enviva Partners, LP	18,628	11,840	6,788
Less: Distributable cash flow attributable to incentive distribution rights	3,457	2,270	1,187
Distributable cash flow attributable to Enviva Partners, LP limited partners	$15,171	$9,570	$5,601
Liquidity and Capital Resources
Our primary sources of liquidity include cash and cash equivalent balances, cash generated from operations, borrowings under our revolving credit commitments and, from time to time, debt and equity offerings. Our primary liquidity requirements are to fund working capital, service our debt, maintain cash reserves, finance plant acquisitions and plant expansion projects, finance maintenance capital expenditures and pay distributions. We believe cash on hand, cash generated from our operations and the availability of our revolving credit commitments will be sufficient to meet our primary liquidity requirements. However, future capital expenditures, such as expenditures made in relation to plant acquisitions and/or plant expansion projects, and other cash requirements could be higher than we currently expect as a result of various factors. For example, COVID-19 has disrupted debt and equity capital markets and could restrict our access to, or increase the cost of capital from, public financing activities. Additionally, our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors beyond our control.

Cash Distributions
To the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, our minimum quarterly distribution is $0.4125 per common unit per quarter, which equates to approximately $13.9 million per quarter, or approximately $55.5 million per year, based on the number of common units outstanding as of April 24, 2020.
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
We expect to invest approximately $130.0 million in additional wood pellet production assets and emissions control equipment for the Mid-Atlantic Expansions, of which we have spent $66.8 million through March 31, 2020. We expect to begin to commission equipment and commence the production ramp for the Northampton and Southampton plant expansions in the second and third quarters of 2020, respectively.
Our financing strategy is to fund acquisitions, drop-downs and major expansion projects with 50% equity and 50% debt.
Cash Flows
The following table sets forth a summary of our net cash flows from operating, investing and financing activities for the three months ended March 31, 2020 and 2019, respectively:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash provided by (used in) operating activities	$27,904	$(10,269)
Net cash used in investing activities	(29,460)	(11,279)
Net cash (used in) provided by financing activities	(2,186)	125,833
Net (decrease) increase in cash, cash equivalents and restricted cash	$(3,742)	$104,285
Cash Provided by Operating Activities
Net cash provided by operating activities was $27.9 million for the three months ended March 31, 2020 compared to used in operating activities of $10.3 million for the three months ended March 31, 2019. The increase of $38.2 million was primarily due to the increase in net income.
Cash Used in Investing Activities
Net cash used in investing activities was $29.5 million for the three months ended March 31, 2020 compared to $11.3 million for the three months ended March 31, 2019. The $18.2 million increase is primarily due to cash used for capital expenditures associated with the Mid-Atlantic Expansions.

Cash Used in Financing Activities
Net cash used in financing activities was $2.2 million for the three months ended March 31, 2020 compared to provided by financing activities of $125.8 million for the three months ended March 31, 2019. The decrease of $128.0 million is primarily attributable to proceeds from common unit issuances, net, of $100.0 million during the three months ended March 31, 2019.
Off-Balance Sheet Arrangements
As of March 31, 2020, we did not have any off-balance sheet arrangements.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in our unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. We provide expanded discussion of our significant accounting policies, estimates and judgments in our 2019 Form 10‑K. We believe these accounting policies reflect our significant estimates and assumptions used in preparation of our financial statements. There have been no significant changes to our critical accounting policies and estimates since December 31, 2019.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our exposure to market risk as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 other than as described below:
Foreign Currency Exchange Risk
We primarily are exposed to fluctuations in foreign currency exchange rates related to contracts pursuant to which deliveries of wood pellets will be settled in foreign currency. We have entered into forward contracts and purchased options to hedge a portion of our forecasted revenue for these customer contracts.
As of March 31, 2020, we had notional amounts of 44.5 million GBP under foreign currency forward contracts and 43.4 million GBP and 4.5 million EUR under foreign currency swap contracts that expire in 2020.
We do not utilize foreign exchange contracts for speculative or trading purposes. The counterparties to our foreign exchange contracts are major financial institutions.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)‑15(e) and 15(d)‑15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our General Partner. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2020.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
There have been no material changes with respect to the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
Item 1A. Risk Factors
Our business and operations, and the operations of our customers, may be adversely affected by the outbreak of the novel coronavirus pandemic (“COVID-19”).
We may face risks related to the COVID-19 pandemic, the full impact of which is unknown and rapidly evolving. Health epidemics or outbreaks of communicable diseases such as COVID-19 could result in widespread global or localized health crises that could adversely affect general commercial activity and the economies and financial markets of many countries or localities in which we and our customers operate.
We source our wood fiber from, and operate wood pellet plants and terminals in the Mid-Atlantic and Gulf Coast regions of the United States. On March 13, 2020, the United States declared the COVID-19 pandemic a national emergency, and several states and municipalities, including states in which we own assets or conduct business, have declared public health emergencies. In addition, international, federal, state and local public health and government authorities have taken extraordinary and wide-ranging actions to contain and combat the outbreak and spread of COVID-19, including “stay-at-home” orders and similar mandates in the United States (“Orders”) for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. The Orders generally refer to the United States Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency (CISA) guidance designating businesses in the forest products and energy (biomass) sectors, such as ours, as essential critical infrastructure. We have not been significantly impacted by the Orders, which exempt or exclude essential critical infrastructure businesses from various restrictions they impose (other than encouraging remote work where possible); nevertheless, the spread of COVID-19 has caused us to modify our business practices (including regarding employee travel and physical participation in meetings, events and conferences, screening all persons coming onsite, and increased frequency of cleaning schedules), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers or other stakeholders or the communities in which we operate. Such measures may disrupt our normal operations, and there is no certainty that such measures will be sufficient to mitigate the risks posed by COVID-19 or will not adversely impact our business or results of operations.
Moreover, the COVID-19 outbreak could result in adverse impacts to our business, including as a result of interruptions of our operations, unavailability of transportation infrastructure, disruptions of economic markets and the economy generally or temporary or permanent closures of businesses that provide us with raw materials or transportation or other services. A significant portion of our total production is loaded for shipment utilizing automated conveyor and ship loading equipment at the Port of Chesapeake, Port of Wilmington and Port of Panama City, and substantially all of our production is dependent upon infrastructure at our owned, leased and third-party-operated ports. We also rely on various ports of destination, as well as third parties who provide stevedoring or other services at our ports of shipment and destination or from whom we charter oceangoing vessels and crews, to transport our product to our customers. The idling or closure of our plants, terminals or the ports in which our terminals are located, or the unavailability of certain handling, transportation, and other services, whether necessitated for the health and well-being of our employees or contractors or requested or mandated by government authorities, may significantly affect our ability to perform critical business functions. There can be no assurance that COVID-19 will not impact our plants, terminals or supply chain, or our ability to produce and export our product to our customers.
Furthermore, substantially all of our revenues currently are derived from customers in Europe, and our revenues historically have been heavily dependent on developments in the European markets. Disruptions to the worldwide economy in general, and the European marketplace in particular, caused by the spread of a highly infectious or contagious disease, such as COVID-19, could disrupt the business, activities and operations of our customers. Our business could face adverse impacts if our customers do not fulfill their contractual obligations to us because of COVID-19. As a general matter, our long-term off-take contracts require our customers to take or pay for our product, and our customers’ payment obligations generally do not qualify for force majeure relief; however, force majeure is a contract-specific mechanism and any potential relief available would depend on the particular jurisdiction as well as the relevant facts and circumstances.
Additionally, we continue to increase our sales into Japan and other geographies. The impact of COVID-19 on Japan and other developing sales geographies, including potential closures of businesses, limitations on movements of individuals and goods, the imposition of other restrictive measures targeted at mitigating the spread of COVID-19 and any associated delays to current or future utility or other infrastructure projects, contract negotiations or legislation favorable to our industry or that of our customers, may significantly delay or otherwise hamper our sales efforts in such geographies or otherwise adversely impact our growth. Moreover, we have historically financed our growth, such as acquisitions or drop-downs of wood pellet production plants and terminals, as well as expansion projects at our existing plants, with a combination of borrowings from our senior secured revolving credit facility and proceeds from public debt and equity financings. COVID-19 has disrupted debt and equity capital markets and could therefore restrict our access to such financing sources and increase our cost of capital, which could adversely impact our ability to consummate, or the returns associated with, our growth projects.
The extent to which COVID-19 impacts our business will depend on the severity, location and duration of the spread of COVID-19, the actions undertaken by government authorities and health officials to contain the virus or mitigate its impact and the actions undertaken by our management and employees as well as those of our customers and other business partners. Although it is not possible at this time to estimate the scope and severity of the impact that COVID-19 could have on our business, the continued spread of COVID-19, and the measures taken by us and various government authorities aimed at mitigating the impact of COVID-19, could adversely affect our financial condition, results of operations and cash flows and our ability to make distributions to unitholders.
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
3.3
Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Enviva Partners, LP, effective as of December 18, 2017, by Enviva Partners GP, LLC (Exhibit 3.1, Form 8-K filed December 21, 2017, File No. 001-37363)

3.4
Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Enviva Partners, LP, effective as of January 1, 2019 (Exhibit 3.4, Form 10-K filed February 27, 2020, File No. 001-37363)

4.1
Indenture, dated as of November 1, 2016, by and among Enviva Partners, LP, Enviva Partners Finance Corp., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (Exhibit 4.1, Form 8‑K filed November 3, 2016, File No. 001‑37363)

4.2
Indenture, dated as of December 9, 2019, by and among Enviva Partners, LP, Enviva Partners Finance Corp., the subsidiary guarantors party thereto, and Wilmington Trust, National Association, as trustee (incorporated by reference herein to Exhibit 4.1 to the Partnership’s Form 8-K filed on December 9, 2019, File No. 001-37363)

4.3	Form of 8.5% 2021 Notes (Exhibit 4.1, Form 8-K filed November 3, 2016, File No. 001-37363)
4.4	Form of 6.500% 2026 Notes (included in Exhibit 4.2)
4.5
Registration Rights Agreement, dated May 4, 2015, by and among Enviva Partners, LP, Enviva MLP Holdco, LLC and Enviva Cottondale Acquisition I, LLC (Exhibit 4.1, Form 8‑K filed May 4, 2015, File No. 001‑37363)

4.6	Registration Rights Agreement by and between Enviva Partners, LP and John Hancock Life Insurance Company (U.S.A.), dated April 1, 2019 (Exhibit 4.1, Form 10-Q filed August 8, 2019, File No. 001-37363)
10.1†	First Amendment to Enviva Partners, LP Long-Term Incentive Plan (Exhibit 10.1, Form 8-K filed February 3, 2020, File No. 001-37363)
10.2†	Form of Phantom Unit Award Grant Notice and Award Agreement (performance-based vesting for employees) (Exhibit 10.21, Form 10-K filed February 27, 2020, File No. 001-37363)
10.3†	Form of Phantom Unit Award Grant Notice and Award Agreement (time-based vesting for employees) (Exhibit 10.22, Form 10-K filed February 27, 2020, File No. 001-37363)
10.4†	Form of Phantom Unit Award Grant Notice and Award Agreement (non-employee directors) (Exhibit 10.23, Form 10-K filed February 27, 2020, File No. 001-37363)
10.5†	Global Amendment to Phantom Unit Award Grant Notices and Agreements (Exhibit 10.25, Form 10-K filed February 27, 2020, File No. 001-37363)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101
The following financial information from Enviva Partners, LP.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Changes in Partners’ Capital, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)
___________________________________________________________
*     Filed herewith.
**   Furnished herewith.
† Management Contract or Compensatory Plan or Arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: April 29, 2020

ENVIVA PARTNERS, LP

By:	Enviva Partners GP, LLC, its general partner

By:	/s/ SHAI S. EVEN
	Name:	Shai S. Even
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)