Form 10-Q
period 2020-06-30
Enviva Partners, LP
filed 2020-08-06
CIK 1592057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2020, 39,765,192 common units were outstanding.

ENVIVA PARTNERS, LP
QUARTERLY REPORT ON FORM 10-Q
i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements and information in this Quarterly Report on Form 10-Q (this “Quarterly Report”) may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. Although management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:
•the volume and quality of products that we are able to produce or source and sell, which could be adversely affected by, among other things, operating or technical difficulties at our wood pellet production plants or deep-water marine terminals;
•the prices at which we are able to sell our products;
•our ability to successfully negotiate and complete and integrate drop-down and third-party acquisitions, including the associated contracts, or to realize the anticipated benefits of such acquisitions;
•failure of our customers, vendors and shipping partners to pay or perform their contractual obligations to us;
•our inability to successfully execute our project development, expansion and construction activities on time and within budget;
•the creditworthiness of our contract counterparties;
•the amount of low-cost wood fiber that we are able to procure and process, which could be adversely affected by, among other things, disruptions in supply or operating or financial difficulties suffered by our suppliers;
•changes in the price and availability of natural gas, coal or other sources of energy;
•changes in prevailing economic conditions;
•unanticipated ground, grade or water conditions;
•inclement or hazardous environmental conditions, including extreme precipitation, temperatures and flooding;
•fires, explosions or other accidents;
•changes in domestic and foreign laws and regulations (or the interpretation thereof) related to renewable or low-carbon energy, the forestry products industry, the international shipping industry or power, heat or combined heat and power generators;
•changes in the regulatory treatment of biomass in core and emerging markets;
•our inability to acquire or maintain necessary permits or rights for our production, transportation or terminaling operations;
•changes in the price and availability of transportation;
•changes in foreign currency exchange rates or interest rates, and the failure of our hedging arrangements to effectively reduce our exposure to the risks related thereto;
•risks related to our indebtedness;
•our failure to maintain effective quality control systems at our production plants and deep-water marine terminals, which could lead to the rejection of our products by our customers;
•changes in the quality specifications for our products that are required by our customers;
•labor disputes;
•our inability to hire, train or retain qualified personnel to manage and operate our business and newly acquired assets;

•the effects of the exit of the United Kingdom from the European Union on our and our customers’ businesses;
•our inability to borrow funds and access capital markets; and
•viral contagions or pandemic diseases, such as the recent outbreak of a novel strain of coronavirus known as COVID-19.
Please read the risks described in our Annual Report on Form 10-K for the year ended December 31, 2019 and the risk factors included herein in Item 1A. Risk Factors. All forward-looking statements in this Quarterly Report are expressly qualified in their entirety by the foregoing cautionary statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
ENVIVA PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except number of units)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$98,101	$9,053
Accounts receivable	82,543	72,421
Related-party receivables, net	8,625	—
Inventories	39,723	32,998
Prepaid expenses and other current assets	8,932	5,617
Total current assets	237,924	120,089
Property, plant and equipment, net	784,523	751,780
Operating lease right-of-use assets	31,737	32,830
Goodwill	85,615	85,615
Other long-term assets	10,247	4,504
Total assets	$1,150,046	$994,818
Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$20,358	$18,985
Related-party payables, net	—	304
Deferred consideration for drop-down due to related-party	—	40,000
Accrued and other current liabilities	75,346	59,066
Current portion of interest payable	22,996	3,427
Current portion of long-term debt and finance lease obligations	7,558	6,590
Total current liabilities	126,258	128,372
Long-term debt and finance lease obligations	597,510	596,430
Long-term operating lease liabilities	32,980	33,469
Other long-term liabilities	2,818	3,971
Total liabilities	759,566	762,242
Commitments and contingencies
Partners’ capital:
Limited partners:
Common unitholders—public (26,178,817 and 19,870,436 units issued and outstanding at June 30, 2020 and December 31, 2019, respectively)	470,924	300,184
Common unitholder—sponsor (13,586,375 units issued and outstanding at June 30, 2020 and December 31, 2019)	67,646	82,300
General partner (no outstanding units)	(99,899)	(101,739)
Accumulated other comprehensive income	1	23
Total Enviva Partners, LP partners’ capital	438,672	280,768
Noncontrolling interest	(48,192)	(48,192)
Total partners' capital	390,480	232,576
Total liabilities and partners’ capital	$1,150,046	$994,818
See accompanying notes to condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per unit amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Product sales	$155,651	$167,202	$353,504	$323,801
Other revenue (1)	12,061	877	18,685	2,647
Net revenue	167,712	168,079	372,189	326,448
Cost of goods sold (1)	125,047	140,476	288,577	277,868
Depreciation and amortization	14,986	11,096	28,626	22,166
Total cost of goods sold	140,033	151,572	317,203	300,034
Gross margin	27,679	16,507	54,986	26,414
General and administrative expenses	2,096	1,767	3,859	5,308
Related-party management services agreement fees	6,947	9,263	14,636	15,559
Total general and administrative expenses	9,043	11,030	18,495	20,867
Income from operations	18,636	5,477	36,491	5,547
Other (expense) income:
Interest expense	(10,124)	(9,196)	(20,518)	(18,829)
Other (expense) income, net	(41)	(82)	131	558
Total other expense, net	(10,165)	(9,278)	(20,387)	(18,271)
Net income (loss)	$8,471	$(3,801)	$16,104	$(12,724)
Net income (loss) per limited partner common unit:
Basic and diluted	$—	$(0.20)	$0.10	$(0.59)
Weighted-average number of limited partner common units outstanding:
Basic and diluted	34,082	33,400	33,816	30,098

(1) See Note 12, Related-Party Transactions
See accompanying notes to condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$8,471	$(3,801)	$16,104	$(12,724)
Other comprehensive income (loss):
Net unrealized losses on cash flow hedges	—	(106)	—	(161)
Reclassification of net gains on cash flow hedges realized into net income (loss)	(2)	(86)	(22)	(193)
Currency translation adjustment	(3)	—	—	—
Total other comprehensive loss	(5)	(192)	(22)	(354)
Total comprehensive income (loss)	$8,466	$(3,993)	$16,082	$(13,078)
See accompanying notes to condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Partners’ Capital
(In thousands)
(Unaudited)

	General Partner Interest	Limited Partners’ Capital				Accumulated Other Comprehensive Income	Non-Controlling Interest	Total Partners' Capital
		Common Units— Public		Common Units— Sponsor
		Units	Amount	Units	Amount
Partners capital, December 31, 2019	$(101,739)	19,870	$300,184	13,586	$82,300	$23	$(48,192)	$232,576
Distributions to unitholders, distribution equivalent and incentive distribution rights	(3,289)	—	(14,798)	—	(9,172)	—	—	(27,259)
Issuance of units through Long-Term Incentive Plan	(3,356)	149	(371)	—	—	—	—	(3,727)
Non-cash Management Services Agreement expenses	3,484	—	2,158	—	—	—	—	5,642
Other comprehensive loss	—	—	—	—	—	(17)	—	(17)
Net income	3,289	—	2,585	—	1,759	—	—	7,633
Partners' capital, March 31, 2020	(101,611)	20,019	289,758	13,586	74,887	6	(48,192)	214,848
Distributions to unitholders, distribution equivalent and incentive distribution rights	(3,458)	—	(14,777)	—	(9,239)	—	—	(27,474)
Issuance of units through Long-Term Incentive Plan	(160)	6	17	—	—	—	—	(143)
Issuance of common units, net	—	6,154	190,813	—	—	—	—	190,813
Non-cash Management Services Agreement expenses	1,872	—	2,098	—	—	—	—	3,970
Other comprehensive loss	—	—	—	—	—	(5)	—	(5)
Net income	3,458	—	3,015	—	1,998	—	—	8,471
Partners' capital, June 30, 2020	$(99,899)	26,179	$470,924	13,586	$67,646	$1	$(48,192)	$390,480
See accompanying notes to condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Partners’ Capital (Continued)
(In thousands)
(Unaudited)

	General Partner Interest	Limited Partners’ Capital				Accumulated Other Comprehensive Loss	Non-controlling interest	Total Partners' Capital
		Common Units— Public		Common Units— Sponsor
		Units	Amount	Units	Amount
Partners’ capital, December 31, 2018	$(133,687)	14,573	$207,612	11,905	$72,352	$439	$—	$146,716
Distributions to unitholders, distribution equivalent and incentive distribution rights	(1,671)	—	(10,269)	—	(7,619)	—	—	(19,559)
Issuance of units through Long-Term Incentive Plan	(2,129)	94	659	—	—	—	—	(1,470)
Issuance of common units, net	—	3,509	96,661	—	—	—	—	96,661
Non-cash Management Services Agreement expenses	136	—	2,072	—	—	—	—	2,208
Cumulative effect of accounting change - derivative instruments	—	—	(10)	—	(8)	18	—	—
Other comprehensive loss	—	—	—	—	—	(162)	—	(162)
Net income (loss)	1,671	—	(5,880)	—	(4,714)	—	—	(8,923)
Partners’ capital, March 31, 2019	(135,680)	18,176	290,845	11,905	60,011	295	—	215,471
Excess consideration over Enviva Wilmington Holdings, LLC net assets and initial recognition of noncontrolling interest	1,283	—	—	—	—	—	(48,192)	(46,909)
Distributions to unitholders, distribution equivalent and incentive distribution rights	(2,271)	—	(13,720)	—	(8,763)	—	—	(24,754)
Issuance of units through Long-Term Incentive Plan	247	2	(287)	—	—	—	—	(40)
Issuance of common units, net	—	1,692	49,641	—	—	—	—	49,641
Issuance of units associated with the Hamlet Drop-Down	—	—	—	1,681	50,000	—	—	50,000
Non-cash Management Services Agreement expenses	11,226	—	1,013	—	—	—	—	12,239
Reimbursable amounts under Make-Whole Agreement	1,502	—	—	—	—	—	—	1,502
Other comprehensive loss	—	—	—	—	—	(192)	—	(192)
Net income (loss)	2,271	—	(3,609)	—	(2,463)	—	—	(3,801)
Partners’ capital, June 30, 2019	$(121,422)	19,870	$323,883	13,586	$98,785	$103	$(48,192)	$253,157
See accompanying notes to condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$16,104	$(12,724)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	29,204	22,456
MSA Fee Waivers	4,757	11,046
Amortization of debt issuance costs, debt premium and original issue discounts	813	595
Loss on disposal of assets	760	350
Unit-based compensation	4,256	3,485
Fair value changes in derivatives	(5,347)	(346)
Unrealized (losses) gains on foreign currency transactions, net	(138)	29
Change in operating assets and liabilities:
Accounts and insurance receivables	(11,406)	(4,167)
Related-party receivables	(2,843)	(2,536)
Prepaid expenses and other current and long-term assets	(14)	(340)
Inventories	(6,270)	(18)
Derivatives	(792)	563
Accounts payable, accrued liabilities and other current liabilities	11,771	(7,079)
Related-party payables	—	(356)
Accrued interest	17,718	(578)
Deferred revenue	(3,152)	—
Operating lease liabilities	(2,169)	(2,472)
Other long-term liabilities	406	(346)
Net cash provided by operating activities	53,658	7,562
Cash flows from investing activities:
Purchases of property, plant and equipment	(58,839)	(49,892)
Payment in relation to the Hamlet Drop-Down	—	(74,700)
Other	(3,769)	—
Net cash used in investing activities	(62,608)	(124,592)
Cash flows from financing activities:
Proceeds from senior secured revolving credit facility, net	—	93,500
Principal payments on other long-term debt and finance lease obligations	(2,081)	(1,252)
Cash paid related to debt issuance and deferred offering costs	(1,310)	—
Proceeds from common unit issuances, net	199,990	96,970
Payment of deferred consideration for the Wilmington Drop-Down	—	(24,300)
Payments in relation to the Hamlet Drop-Down	(40,000)	—
Distributions to unitholders, distribution equivalent rights and incentive distribution rights holder	(54,874)	(43,473)
Payment for withholding tax associated with Long-Term Incentive Plan vesting	(3,727)	(1,870)
Net cash provided by financing activities	97,998	119,575
Net increase in cash, cash equivalents and restricted cash	89,048	2,545
Cash, cash equivalents and restricted cash, beginning of period	9,053	2,460
Cash, cash equivalents and restricted cash, end of period	$98,101	$5,005
See accompanying notes to condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Non-cash investing and financing activities:
Property, plant and equipment acquired included in liabilities	$21,296	$6,200
Common unit issuance for deferred consideration for Wilmington Drop-Down	—	49,700
Common unit issuance for the Hamlet Drop-Down	—	50,000
Equity issuance and debt issuance costs included in liabilities	9,740	—
Supplemental cash flow information:
Interest paid, net of capitalized interest	$(77)	$18,151
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
We own and operate seven industrial-scale wood pellet production plants located in the Mid-Atlantic and Gulf Coast regions of the United States. In addition to the volumes from our plants, we also procure wood pellets from third parties and from a wood pellet production plant located in Greenwood, South Carolina (the “Greenwood plant”) owned by Enviva Holdings, LP (together with Enviva MLP Holdco, LLC and Enviva Development Holdings, LLC, where applicable, our “sponsor”). On July 1, 2020, we acquired the Greenwood plant, see Note 17, Subsequent Events. Wood pellets are exported from our wholly owned deep-water marine terminal at the Port of Chesapeake, Virginia and terminal assets at the Port of Wilmington, North Carolina (the “Wilmington terminal”), and from third-party deep-water marine terminals in Mobile, Alabama, and Panama City, Florida under a short-term and a long-term contract, respectively.
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
Reclassification
Certain prior year amounts have been reclassified from general and administrative expenses to related-party management services agreement fees to conform to current period presentation on the condensed consolidated statements of operations.
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
Performance Obligations
As of June 30, 2020, the aggregate amount of revenues from contracts with customers allocated to performance obligations that were unsatisfied or partially satisfied was approximately $8.6 billion. This amount excludes forward prices related to variable consideration including inflation and foreign currency and commodity prices. Also, this amount excludes the effects of related foreign currency derivative contracts as they do not represent contracts with customers. As of June 30, 2020, we expect to recognize approximately 5.0% of our remaining performance obligations as revenue during the remainder of 2020, approximately 12.0% in 2021 and the balance thereafter. Our off-take contracts expire at various times through 2040 and our terminal services contracts extend into 2026.

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
Variable consideration from terminal services contracts, which was none for the three and six months ended June 30, 2020 and not material for the three and six months ended June 30, 2019, arises from price increases based on agreed inflation indices and from above-minimum throughput quantities or services.
We allocate variable consideration under our off-take and terminal services contracts entirely to each performance obligation to which variable consideration relates. The estimate of variable consideration represents the amount that is not more likely than not to be reversed. For the three months ended June 30, 2020, we reversed an insignificant amount of revenue related to performance obligations satisfied in previous periods. For the six months ended June 30, 2020 we recognized $0.1 million of revenue related to performance obligations satisfied in previous periods. For the three and six months ended June 30, 2019 we recognized $0.3 million and $0.4 million of revenue related to performance obligations satisfied in previous periods.
Contract Balances
Accounts receivable related to product sales as of June 30, 2020 and December 31, 2019 were $80.9 million and $67.7 million, respectively. As of June 30, 2020 and December 31, 2019, we had $1.0 million and $4.1 million, respectively, of deferred revenue for future performance obligations associated with off-take contracts.
Other
Accrued and other current liabilities included approximately $19.1 million and $7.6 million at June 30, 2020 and December 31, 2019, respectively, for amounts associated with purchased shipments from third-party suppliers that were resold in back-to-back transactions.
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
Our current product sales are primarily to industrial customers located in the U.K., Denmark and Belgium. Product sales to third-party customers that accounted for 10% or a greater share of consolidated product sales are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Customer A	40%	60%	37%	50%
Customer B	13%	9%	11%	10%
Customer C	40%	23%	31%	20%
Customer D	—%	—%	8%	12%

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)
(6) Inventories
Inventories consisted of the following as of:

	June 30, 2020	December 31, 2019
Raw materials	$10,050	$9,795
Consumable tooling	21,287	20,485
Finished goods	8,386	2,718
Total inventories	$39,723	$32,998
(7) Property, Plant and Equipment
Property, plant and equipment consisted of the following as of:

	June 30, 2020	December 31, 2019
Land	$15,226	$15,226
Land improvements	56,778	56,637
Buildings	217,163	217,167
Machinery and equipment	605,290	588,447
Vehicles	724	635
Furniture and office equipment	6,822	6,822
Leasehold improvements	1,029	1,029
Property, plant and equipment	903,032	885,963
Less accumulated depreciation	(232,725)	(203,695)
Property, plant and equipment, net	670,307	682,268
Construction in progress	114,216	69,512
Total property, plant and equipment, net	$784,523	$751,780
Total depreciation expense was $15.2 million and $29.2 million for the three and six months ended June 30, 2020, respectively. Total depreciation expense was $11.3 million and $22.5 million for the three and six months ended June 30, 2019, respectively. For the three and six months ended June 30, 2020, total interest capitalized related to construction in progress was $1.3 million and $2.4 million, respectively. For the three and six months ended June 30, 2019, total interest capitalized related to construction in progress was $0.6 million and $0.7 million, respectively. Accrued amounts for property, plant and equipment and construction in progress included in accrued and other current liabilities were $10.5 million and $9.4 million at June 30, 2020 and December 31, 2019, respectively.
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
Operating lease ROU assets and liabilities and finance leases were as follows:

	June 30, 2020	December 31, 2019
Operating leases:
Operating lease right-of-use assets	$31,737	$32,830

Current portion of operating lease liabilities	$1,141	$1,439
Long-term operating lease liabilities	32,980	33,469
Total operating lease liabilities	$34,121	$34,908

Finance leases:
Property, plant and equipment, net	$8,117	$7,398

Current portion of long-term finance lease obligations	$5,556	$4,584
Long-term finance lease obligations	3,472	2,954
Total finance lease liabilities	$9,028	$7,538
Operating and finance lease costs were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	Classification	2020	2019	2020	2019
Operating lease cost:
Fixed lease cost	Cost of goods sold	$1,239	$1,243	$2,506	$2,277
Variable lease cost	Cost of goods sold	—	20	—	26
Short-term lease costs	Cost of goods sold	1,980	—	3,915	—
	Total operating lease costs	$3,219	$1,263	$6,421	$2,303
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	$1,560	$765	$2,992	$1,484
Variable lease cost	Cost of goods sold	114	(4)	116	—
Interest on lease liabilities	Interest expense	115	57	218	109
	Total finance lease costs	$1,789	$818	$3,326	$1,593
	Total lease costs	$5,008	$2,081	$9,747	$3,896

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)
Operating and finance lease cash flow information was as follows:

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,169	$2,472
Operating cash flows from financing leases	218	109
Financing cash flows from financing leases	2,076	1,248

Assets obtained in exchange for lease obligations:
Operating leases	$—	$7,467
Financing leases	$3,784	$1,080
The future minimum lease payments and the aggregate maturities of operating and finance lease liabilities are as follows as of June 30, 2020:

Years Ending December 31,	Operating Leases	Finance Leases	Total
Remainder of 2020	$1,934	$3,202	$5,136
2021	3,890	4,062	7,952
2022	3,719	964	4,683
2023	3,710	568	4,278
2024	3,581	199	3,780
Thereafter	61,529	193	61,722
Total lease payments	78,363	9,188	87,551
Less: imputed interest	(44,242)	(160)	(44,402)
Total present value of lease liabilities	$34,121	$9,028	$43,149
The weighted-average remaining lease terms and discount rates for our operating and finance leases were weighted using the undiscounted future minimum lease payments and are as follows as of June 30, 2020:

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
We entered into pay-fixed, receive-variable interest rate swaps that expire in September 2021 and October 2021 to hedge interest rate risk associated with our variable rate borrowings under our senior secured revolving credit facility that are not designated and accounted for as cash flow hedges.
Derivative instruments are classified as Level 2 assets or liabilities based on inputs such as spot and forward benchmark interest rates (such as LIBOR) and foreign exchange rates. The fair value of derivative instruments not designated as hedging instruments at June 30, 2020 and December 31, 2019 was as follows:

		Asset (Liability)
	Balance Sheet Classification	June 30, 2020	December 31, 2019
Interest rate swap:
	Accrued and other current liabilities	$(137)	$—
	Other long-term liabilities	(49)	—

Foreign currency exchange contracts:
	Other current assets	2,260	408
	Other long-term assets	4,493	1,774
	Accrued and other current liabilities	—	(735)
	Other long-term liabilities	—	(1,055)
Total derivatives not designated as hedging instruments		$6,567	$392
Unrealized losses related to the change in fair market value of interest rate swaps are recorded in interest expense and were $0.1 million and $0.2 million for the three and six months ended June 30, 2020, respectively. Our interest rate swap outstanding at and during the three and six months ended June 30, 2019 was designated as a hedging instrument.
Net unrealized losses related to the change in fair market value of foreign currency derivatives were $0.1 million during the three months ended June 30, 2020 and were included in product sales. Net unrealized gains related to the change in fair market value of foreign currency derivatives were $6.7 million during the six months ended June 30, 2020 and were included in product sales. Net unrealized gains related to the change in fair market value of foreign currency derivatives were $2.3 million and $0.3 million during the three and six months ended June 30, 2019, respectively, and were included in product sales.
Realized gains related to derivatives settled were insignificant and $0.2 million during the three and six months ended June 30, 2020, respectively, and were included in product sales. Realized losses related to derivatives settled were insignificant during the three months ended June 30, 2019 and were included in product sales. Realized gains related to derivatives settled were $0.1 million during the six months ended June 30, 2019 and were included in product sales.
We enter into master netting arrangements designed to permit net settlement of derivative transactions among the respective counterparties. If we had settled all transactions with our respective counterparties at June 30, 2020, we would have received a net settlement termination payment of $6.6 million, which differs insignificantly from the recorded fair value of the derivatives. We present our derivative assets and liabilities at their gross fair values.
The notional amounts of outstanding derivative instruments associated with outstanding or unsettled derivative instruments as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020	December 31, 2019
Foreign exchange forward contracts in GBP	£40,425	£50,575
Foreign exchange purchased option contracts in GBP	£42,165	£43,415
Foreign exchange forward contracts in EUR	€2,500	€—
Foreign exchange purchased option contracts in EUR	€—	€1,200
Interest rate swap	$70,000	$34,354

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)
(10) Fair Value Measurements
The amounts reported in the unaudited condensed consolidated balance sheets as cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, related-party receivables, net, related-party payables, net, and accrued and other current liabilities approximate fair value because of the short-term nature of these instruments.
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
The carrying amount and estimated fair value of long-term debt and finance lease obligations as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2026 Notes	$594,038	$627,750	$593,476	$644,250
Other long-term debt and finance lease obligations	11,030	11,030	9,544	9,544
Total long-term debt and finance lease obligations	$605,068	$638,780	$603,020	$653,794
(11) Long-Term Debt and Finance Lease Obligations
Long-term debt and finance lease obligations at carrying value are composed of the following:

	June 30, 2020	December 31, 2019
2026 Notes, net of unamortized discount, premium and debt issuance of $6.0 million as of June 30, 2020 and $6.5 million as of December 31, 2019	$594,038	$593,476
Other loans	2,002	2,006
Finance leases	9,028	7,538
Total long-term debt and finance lease obligations	605,068	603,020
Less current portion of long-term debt and finance lease obligations	(7,558)	(6,590)
Long-term debt and finance lease obligations, excluding current installments	$597,510	$596,430
2026 Notes
As of June 30, 2020 and December 31, 2019, we were in compliance with all covenants and restrictions associated with, and no events of default existed under, the indenture dated as of December 9, 2019 governing the 2026 Notes. The 2026 Notes are guaranteed jointly and severally on a senior unsecured basis by our existing subsidiaries (excluding Enviva Partners Finance Corp.) that guarantee certain of our indebtedness and may be guaranteed by certain future restricted subsidiaries.
Senior Secured Revolving Credit Facility
As of June 30, 2020 and December 31, 2019, we were in compliance with all covenants and restrictions associated with, and no events of default existed under, our senior secured revolving credit facility. Our obligations under the senior secured revolving credit facility are guaranteed by certain of our subsidiaries and secured by liens on substantially all of our assets; however, the senior secured revolving credit facility is not guaranteed by the Hamlet JV or secured by liens on its assets. We had no borrowings under our senior secured revolving credit facility at June 30, 2020 and December 31, 2019.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)
(12) Related-Party Transactions
Related-party amounts included on the unaudited condensed consolidated statements of operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Other revenue	$658	$235	$1,264	$827
Cost of goods sold	39,739	34,623	75,996	54,621
General and administrative expenses	6,947	9,263	14,636	15,559
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
Related-party amounts included on the unaudited condensed consolidated balance sheets and the unaudited condensed consolidated statements of operations under our MSAs were as follows:

	June 30, 2020	December 31, 2019
Finished goods inventory	$1,325	$419
Related party payables	8,047	18,703

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of goods sold	$14,613	$20,159	$30,513	$33,713
Related-party management services agreement fees	6,947	9,263	14,636	15,559
During the three and six months ended June 30, 2020, $0.6 million and $1.3 million, respectively, of fees expensed under the Hamlet JV MSA were waived pursuant to the Hamlet JV MSA Fee Waiver and recorded as an increase to partners’ capital. During the three and six months ended June 30, 2019, $0.9 million of fees expensed under the Hamlet JV MSA were waived pursuant to the Hamlet JV MSA Fee Waiver and recorded as an increase to partners’ capital.
Hamlet Drop-Down Agreements
On the date of the Hamlet Drop-Down:
•We entered into an agreement with our sponsor, pursuant to which (1) our sponsor agreed to guarantee certain cash flows from the Hamlet plant until June 30, 2020, (2) our sponsor agreed to reimburse us for construction cost overruns in excess of budgeted capital expenditures for the Hamlet plant, subject to certain exceptions, (3) we agreed to pay to our sponsor quarterly incentive payments for any wood pellets produced by the Hamlet plant in excess of forecast production levels through June 30, 2020 and (4) our sponsor agreed to retain liability for certain claims payable, if any, by the Hamlet JV (the “Make-Whole Agreement”).
•We entered into an agreement with Enviva Management to waive our obligation to pay an aggregate of approximately $13.0 million in fees payable under our management services agreement with Enviva Management

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)
(the “EVA MSA”) with respect to the period from the date of the Hamlet Drop-Down through the second quarter of 2020 (the “First EVA MSA Fee Waiver”).
•The Hamlet JV entered into an interim services agreement (the “ISA”) with Enviva Hamlet Operator, LLC, a wholly owned subsidiary of our sponsor (“Hamlet Operator”), pursuant to which Hamlet Operator, as an independent contractor, agreed to manage, operate, maintain and repair the Hamlet plant and provide other services to the Hamlet JV for the period from July 1, 2019 through June 30, 2020 in exchange for a fixed fee per metric ton (“MT”) of wood pellets produced by the Hamlet plant during such period and delivered at place to the Wilmington terminal. Under and during the term of the ISA, Hamlet Operator agreed to (1) pay all operating and maintenance expenses at the Hamlet plant, (2) cover all reimbursable general and administrative expenses associated with the Hamlet plant and (3) pay other costs and expenses incurred by the Hamlet plant to produce and sell the wood pellets delivered to the Wilmington terminal from the Hamlet plant. Our sponsor guarantees all obligations of Hamlet Operator under the ISA.
Pursuant to the agreements we entered into on the date of the Hamlet Drop-Down, during the three and six months ended June 30, 2020, $1.0 million and $3.5 million, respectively, was recorded as an increase to partners’ capital consisting of expenses waived under the First EVA MSA Fee Waiver. Cost of goods sold included $14.6 million and $25.2 million, respectively, net of a cost of cover deficiency fee from our sponsor pursuant to the Make-Whole Agreement as a result of Hamlet Operator’s failure to meet specified production levels, offset by the agreed-upon price due to Hamlet Operator for the wood pellets produced by the Hamlet plant that we have sold. Additionally, at June 30, 2020 and December 31, 2019, $1.3 million and $0.5 million, respectively, was included in finished goods inventory. As of June 30, 2020, included in related-party receivables, net are $16.1 million related to the ISA and $1.2 million related to the Make-Whole Agreement.
Second EVA MSA Fee Waiver
In June 2019, we entered into an agreement with Enviva Management (the “Second EVA MSA Fee Waiver”) pursuant to which we received a $5.0 million waiver of fees under the EVA MSA through September 30, 2019 as consideration for an assignment of two shipping contracts to our sponsor to rebalance our and our sponsor’s respective shipping obligations under our existing off-take contracts. During the three and six months ended June 30, 2019, $2.7 million of EVA MSA fees expensed were waived and recorded as an increase to partners’ capital pursuant to the Second EVA MSA Fee Waiver.
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
During the three months ended June 30, 2020, we purchased $10.1 million of wood pellets from Greenwood and recorded no cost of cover deficiency fee from Greenwood. During the six months ended June 30, 2020, we purchased $18.8 million of wood pellets from Greenwood and recorded a cost of cover deficiency fee of approximately $0.3 million from Greenwood. During the three and six months ended and June 30, 2019, we purchased $13.7 million and $24.2 million, respectively, of wood pellets from Greenwood and recorded a cost of cover deficiency fee of approximately $0.3 million and $3.3 million, respectively, from Greenwood as it was unable to satisfy certain commitments.
As of June 30, 2020 and 2019, the net purchased amounts related to the Greenwood contract of $18.5 million and $20.9 million, respectively, included $18.1 million and $20.8 million, respectively, in cost of goods sold and $0.4 million and $0.1 million, respectively, in finished goods inventory.
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
The Holdings TSA was amended and assigned to Greenwood and deficiency payments are due to Wilmington if quarterly

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)
minimum throughput requirements are not met. During the three and six months ended June 30, 2020 and 2019, we recorded $0.7 million and $1.3 million and $0.2 million and $0.8 million, respectively, of deficiency fees from Greenwood, which are included in other revenue.
Enviva FiberCo, LLC
We purchase raw materials from Enviva FiberCo, LLC (“FiberCo”), a wholly owned subsidiary of our sponsor, including through a wood supply agreement that provided for deficiency fees in the event that FiberCo did not satisfy certain volume commitments. Raw materials purchased and included in cost of goods sold during the three and six months ended June 30, 2020, was $0.8 million and $2.2 million, respectively. No cost of cover deficiency fees were recognized during the three and six months ended June 30, 2020. During the three and six months ended June 30, 2019, we purchased raw materials of $1.7 million and $3.6 million, respectively, from FiberCo. No cost of cover deficiency fees were recognized during the three months ended June 30, 2019. Offsetting our raw material purchases during the six months ended June 30, 2019, we recognized $2.9 million of cost of cover deficiency fees, which is included in related-party receivables as of June 30, 2019. As of June 30, 2020, an insignificant amount is included in related-party payables related to raw material purchased from FiberCo.
(13) Partners’ Capital
Private Placements of Common Units and Shelf Registration Statement
On June 18, 2020, we entered into a Common Unit Purchase Agreement (the “Unit Purchase Agreement”) with certain investors to sell 6,153,846 common units in a private placement at a price of $32.50 per common unit for gross proceeds of $200.0 million (the “Private Placement”). We received net proceeds of $190.8 million, net of $9.2 million of issuance costs, which were accrued as of June 30, 2020, in the Private Placement, which closed on June 23, 2020. Pursuant to the Unit Purchase Agreement, we entered into a registration rights agreement (the “Registration Rights Agreement”) pursuant to which we agreed to file and maintain a registration statement with respect to the resale of the common units on the terms set forth therein. The Registration Rights Agreement also provides certain investors with customary piggyback registration rights. On July 10, 2020, we filed a shelf registration statement on Form S-3 with the SEC to register the common units issued in connection with the Private Placement, which was declared effective by the SEC on July 20, 2020.
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
Prior to the Hamlet Drop-Down, John Hancock had received all of its capital contributions and substantially all of its preference amount and the historical net losses of the Hamlet JV had been allocated to the members of the Hamlet JV in proportion to their unreturned capital contributions; consequently, the balance of members’ capital attributable to John Hancock was negative at the time of the Hamlet Drop-Down. The Partnership has not received repayment of revolving borrowings from the Hamlet JV pursuant to the Hamlet JV Revolver or its capital contributions and preference amount as of June 30, 2020; as a result, none of the earnings of the Hamlet JV have been allocated to John Hancock following the Hamlet Drop-Down and no change has been recognized to the negative non-controlling interest balance attributable to John Hancock that was acquired by the Partnership.
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
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)
Cash Distributions to Unitholders
Distributions that have been paid or declared related to the reporting period are considered in the determination of earnings per unit. The following table details the cash distribution paid or declared (in millions, except per-unit amounts):

Quarter Ended	Declaration Date	Record Date	Payment Date	Distribution Per Unit	Total Cash Distribution	Total Payment to General Partner for Incentive Distribution Rights
June 30, 2019	July 31, 2019	August 15, 2019	August 29, 2019	$0.6600	$22.1	$2.8
September 30, 2019	October 30, 2019	November 15, 2019	November 29, 2019	$0.6700	$22.4	$3.1
December 31, 2019	January 29, 2020	February 14, 2020	February 28, 2020	$0.6750	$22.7	$3.3
March 31, 2020	April 29, 2020	May 15, 2020	May 29, 2020	$0.6800	$22.9	$3.5
June 30, 2020	August 5, 2020	August 14, 2020	August 28, 2020	$0.7650	$30.4	$7.5
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
(14) Equity-Based Awards
The following table summarizes information regarding phantom unit awards (the “Affiliate Grants”) under the LTIP to employees of Enviva Management and its affiliates who provide services to the Partnership:

	Time-Based Phantom Units		Performance-Based Phantom Units		Total Affiliate Grant Phantom Units
	Units	Weighted-Average Grant Date Fair Value (per unit)(1)	Units	Weighted-Average Grant Date Fair Value (per unit)(1)	Units	Weighted-Average Grant Date Fair Value (per unit)(1)
Nonvested December 31, 2019	874,286	$28.90	435,270	$28.84	1,309,556	$28.88
Granted	534,882	$37.91	379,431	$37.98	914,313	$37.94
Forfeitures	(97,693)	$32.74	(82,632)	$30.09	(180,325)	$31.53
Vested	(189,312)	$25.40	(53,645)	$25.39	(242,957)	$25.39
Nonvested June 30, 2020	1,122,163	$33.45	678,424	$34.08	1,800,587	$33.69
______________________________________________________________
(1)Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
The unrecognized estimated compensation expense relating to outstanding Affiliate Grants at June 30, 2020 was $19.6 million, which will be recognized over the remaining vesting period.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)
The following table summarizes information regarding phantom unit awards to certain non-employee directors of the General Partner (the “Director Grants”) under the LTIP:

	Time-Based Phantom Units
	Units	Weighted-Average Grant Date Fair Value (per unit)(1)
Nonvested December 31, 2019	13,264	$30.16
Granted	12,112	$37.98
Vested	(13,264)	$30.16
Nonvested June 30, 2020	12,112	$37.98
In February 2020, Director Grants valued at $0.5 million were granted and vest on the first anniversary of the grant date. In February 2019, the Director Grants that were nonvested at December 31, 2019 vested, and common units were issued in respect of such vested Director Grants. During the three and six months ended June 30, 2020 we recognized $0.1 million and $0.2 million, respectively, of unit based compensation expense with respect to the Director Grants. The unrecognized estimated compensation expense relating to outstanding Director Grants at June 30, 2020 was $0.3 million, which will be recognized over the remaining vesting period.
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
As of June 30, 2020, the only periods subject to examination for federal and state income tax returns are 2016 through 2018. We believe our income tax filing positions, including our status as a pass-through entity, would be sustained on audit and do not anticipate any adjustments that would result in a material change to our unaudited condensed consolidated balance sheet. Therefore, no reserves for uncertain tax positions or interest and penalties have been recorded. For the three and six months ended June 30, 2020 and 2019, no provision for federal or state income taxes has been recorded in the condensed consolidated financial statements.
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

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)
The following computation of net income (loss) available per limited partner unit is as follows for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Common Units	General Partner	Total	Common Units	General Partner	Total
Distributions declared	$30,422	$7,471	$37,893	$53,278	$10,929	$64,207
Earnings less than distributions	(30,290)	—	(30,290)	(49,794)	—	(49,794)
Net income available to partners	$132	$7,471	$7,603	$3,484	$10,929	$14,413
Weighted-average units outstanding—basic and diluted	34,082			33,816
Net income per limited partner unit—basic and diluted	$—			$0.10

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Common Units	General Partner	Total	Common Units	General Partner	Total
Distributions declared	$22,081	$2,773	$24,854	$43,661	$5,043	$48,704
Earnings less than distributions	(28,655)	—	(28,655)	(61,428)	—	(61,428)
Net (loss) income available to partners	$(6,574)	$2,773	$(3,801)	$(17,767)	$5,043	$(12,724)
Weighted-average units outstanding—basic and diluted	33,400			30,098
Net loss per limited partner unit—basic and diluted	$(0.20)			$(0.59)
(17) Subsequent Events
Greenwood Drop-Down and Georgia Biomass Acquisition
On June 18, 2020, we and our sponsor entered into a contribution agreement (the “Contribution Agreement”) pursuant to which our sponsor agreed to contribute to us all of the limited liability company interests in Enviva Pellets Greenwood Holdings II, LLC (“Greenwood Holdings II”), which wholly indirectly owns Enviva Pellets Greenwood, LLC, for a purchase price of $132.0 million, subject to certain adjustments (such transaction, the “Greenwood Drop-Down”). The Greenwood Drop-Down closed on July 1, 2020.
In connection with the consummation of the Greenwood Drop-Down, (1) we and our sponsor entered into a make-whole agreement, pursuant to which our sponsor agreed to reimburse us for any construction costs incurred for the planned expansion of the Greenwood plant in excess of $28.0 million and (2) we and Enviva Management entered into an agreement pursuant to which (a) an aggregate of approximately $37.0 million in management services and other fees that otherwise would be owed by us under the EVA MSA will be waived with respect to the period from the closing of the Greenwood Drop-Down through the fourth quarter of 2021 and (b) Enviva Management will continue to waive certain management services and other fees during 2022 unless and until the Greenwood plant’s production volumes equal or exceed 50,000 metric tons in any calendar month, in each case, to provide cash flow support to us during the planned expansion of the Greenwood plant.
On June 18, 2020, we entered into a Membership Interest Purchase and Sale Agreement (the “Georgia Biomass Purchase Agreement” ) to acquire all of the limited liability company interests in Georgia Biomass Holding LLC, a Georgia limited liability company (“Georgia Biomass”), and the indirect owner of a wood pellet production plant located in Waycross, Georgia (the “Waycross plant”), for total consideration of $175.0 million in cash, subject to certain adjustments. The closing occurred on July 31, 2020. We refer to this transaction as the “Georgia Biomass Acquisition.”
Tack-On Notes Issuance
On July 15, 2020, we issued an additional $150.0 million in aggregate principal amount of the 2026 Notes at an offering price of 103.75% of the principal amount, which implied an effective yield to maturity of approximately 5.7%. We received net proceeds of approximately $153.6 million from the offering after deducting discounts and commissions.

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
Business Overview
We aggregate a natural resource, wood fiber, and process it into a transportable form, wood pellets. We sell a significant majority of our wood pellets through long-term, take-or-pay off-take contracts with creditworthy customers in the United Kingdom, Europe and increasingly Japan. As of July 1, 2020, we owned and operated eight wood pellet production plants (collectively, “our plants”) with a combined production capacity of approximately 4.1 million metric tons (“MT”) of wood pellets per year in Virginia, North Carolina, South Carolina, Florida, and Mississippi, the production of which is fully contracted through 2025. Our combined production capacity as of July 1, 2020 increased as a result of our acquisition of a wood pellet production plant with a production capacity of 800,000 metric tons per year located in Waycross, Georgia on July 31, 2020. We export wood pellets through our wholly owned dry-bulk, deep-water marine terminal at the Port of Chesapeake, Virginia (the “Chesapeake terminal”) and terminal assets at the Port of Wilmington, North Carolina and from third-party deep-water marine terminals in Mobile, Alabama and Panama City, Florida (the “Panama City terminal”). All of our facilities are located in geographic regions with low input costs and favorable transportation logistics. Owning these cost-advantaged assets, the output from which is fully contracted, in a rapidly expanding industry provides us with a platform to generate stable and growing cash flows. Our plants are sited in robust fiber baskets providing stable pricing for the low-grade fiber used to produce wood pellets. Our raw materials are byproducts of traditional timber harvesting, principally low-value wood materials, such as trees generally not suited for sawmilling or other manufactured forest products, and tree tops and limbs, understory, brush and slash that are generated in a harvest.
Our strategy is to fully contract the wood pellet production from our plants under long-term, take-or-pay off-take contracts with a diversified and creditworthy customer base. Our long-term off-take contracts typically provide for fixed-price deliveries that may include provisions that escalate the price over time and provide for other margin protection. During 2020, production capacity from our plants and wood pellets sourced from our affiliates and third parties were approximately equal to the contracted volumes under our existing long-term, take-or-pay off-take contracts. Our long-term, take-or-pay off-take contracts provide for a product sales backlog of $15.3 billion and have a total weighted-average remaining term of 12.7 years from July 1, 2020. Under our current product sales backlog, our plants are fully contracted through 2025. Assuming all volumes under the firm and contingent long-term off-take contracts held by our sponsor and its joint venture were included with our product sales backlog for firm and contingent contracted product sales, our product sales backlog would increase to $19.7 billion and the total weighted-average remaining term from July 1, 2020 would increase to 13.6 years.
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
Recent Developments
Georgia Biomass Purchase Agreement
On June 18, 2020, the Partnership entered into a Membership Interest Purchase and Sale Agreement (the “Georgia Biomass Purchase Agreement”) to acquire all of the limited liability company interests in Georgia Biomass Holding LLC, a Georgia limited liability company (“Georgia Biomass”), and the indirect owner of a wood pellet production plant located in Waycross, Georgia (the “Waycross plant”), for total consideration of $175.0 million in cash, subject to certain adjustments. The production capacity of the Waycross plant is 800,000 MTPY. The closing occurred on July 31, 2020. We refer to this transaction as the “Georgia Biomass Acquisition.”
Greenwood Contribution Agreement
On June 18, 2020, Partnership and our sponsor entered into a contribution agreement (the “Contribution Agreement”) pursuant to which our sponsor agreed to contribute to the Partnership all of the limited liability company interests in Enviva Pellets Greenwood Holdings II, LLC (“Greenwood Holdings II”), which wholly indirectly owns Enviva Pellets Greenwood, LLC (“Greenwood”), for a purchase price of $132.0 million, subject to certain adjustments (such transaction, the “Greenwood Drop-Down”). Greenwood owns a wood pellet production plant located in Greenwood, South Carolina (the “Greenwood plant”).
On July 1, 2020, the closing of the Greenwood Drop-Down occurred, pursuant to which the Partnership paid cash consideration of $131.6 million, net of an initial purchase price adjustment of $0.4 million. In addition, Greenwood Holdings II’s liabilities included a $40.0 million, third-party promissory note bearing interest at 2.5% per year that we assumed at closing.
Pursuant to the Contribution Agreement and the Greenwood Drop-Down, our sponsor assigned five biomass off-take agreements to the Partnership (collectively, the “Associated Off-Take Contracts”). The Associated Off-Take Contracts call for aggregate annual deliveries of 1.4 million MTPY and mature between 2031 and 2041. Our sponsor also assigned two fixed-rate shipping contracts and partially assigned two additional fixed-rate shipping contracts to the Partnership. The Associated Off-Take Contracts were assigned to fully contract wood pellets produced by the Greenwood plant and Waycross plant. The shipping contracts were assigned to facilitate transportation of those produced wood pellets.
The Greenwood plant is currently permitted to produce approximately 500,000 MTPY of wood pellets and transports its production via rail service to the Partnership’s terminal assets at the Port of Wilmington, North Carolina. The Partnership plans to invest $28.0 million to expand the Greenwood plant’s production capacity to 600,000 MTPY by the end of 2021, subject to receiving the necessary permits.
Greenwood Make-Whole Agreement
In connection with the Greenwood Drop-Down, the Partnership and our sponsor entered into a make-whole agreement, pursuant to which our sponsor agreed to reimburse the Partnership for any construction costs incurred for the planned expansion of the Greenwood plant in excess of $28.0 million.
Greenwood Management Services Fee Waiver
In connection with the Greenwood Drop-Down, the Partnership and Enviva Management entered into an agreement pursuant to which (1) an aggregate of approximately $37.0 million in management services and other fees that otherwise would be otherwise be owed by the Partnership under the EVA MSA will be waived with respect to the period from the closing of the Greenwood Drop-Down through the fourth quarter of 2021 and (2) Enviva Management will continue to waive certain management services and other fees during 2022 unless and until the Greenwood plant’s production volumes equal or exceed 50,000 metric tons in any calendar month, in each case, to provide cash flow support to the Partnership during the planned expansion of the Greenwood plant.
Tack-On Notes Issuance
On July 15, 2020, we issued an additional $150.0 million in aggregate principal amount of the 2026 Notes at an offering price of 103.75% of the principal amount, which implied an effective yield to maturity of approximately 5.7%. We received net proceeds of approximately $153.6 million from the offering after deducting discounts and commissions and offering costs.
Private Placement of Common Units
On June 18, 2020, the Partnership entered into a Common Unit Purchase Agreement (the “Unit Purchase Agreement”) with certain investors to sell 6,153,846 common units in a private placement at a price of $32.50 per common unit for gross proceeds of $200.0 million (the “Private Placement”). The Partnership used the net proceeds of $190.8 million from the Private Placement to fund a portion of the consideration for each of the Greenwood Drop-Down and the Georgia Biomass Acquisition, and intends to use the remaining portion to fund a portion of the Greenwood plant expansion and for general partnership purposes. The closing of the Private Placement was completed on June 23, 2020.
Pursuant to the Unit Purchase Agreement, the Partnership entered into a registration rights agreement (the “Registration Rights Agreement”) with the investors in connection with the closing of the Private Placement, pursuant to which the Partnership agreed to file and maintain a registration statement (the “Shelf Registration Statement”) with respect to the resale of the common units on the terms set forth therein. The Registration Rights Agreement also provides certain investors with customary piggyback registration rights. On July 10, 2020, the Partnership filed the Shelf Registration Statement and on July 20, 2020, the Shelf Registration Statement was declared effective.
Financing Activities
Our net proceeds from the $190.8 million Placement and the net proceeds of the tack-on offering of the 2026 Notes of $153.6 million were used to repay $90.0 million of the revolving borrowings under our senior secured revolving credit facility and to pay the $132.0 million purchase price for the Greenwood Drop-Down, with the remaining amount being used to to partially pay for the $175.0 million Georgia Biomass Acquisition.
Mid-Atlantic Expansions
During 2019, we started construction to increase the aggregate wood pellet production capacity of our plants in Northampton, North Carolina, and Southampton, Virginia (the “Mid-Atlantic Expansions”) by approximately 400,000 MTPY. We expect to invest a total of approximately $130.0 million in additional wood pellet production assets and emissions control equipment for the Mid-Atlantic Expansions, of which we have spent $99.9 million through June 30, 2020. We have begun commissioning equipment and commencing the production ramp for the Northampton plant expansion and expect to begin commissioning and commencing the production ramp for the Southampton plant expansion over the next several months. We expect to benefit from the full 400,000 MTPY increased production from the Mid-Atlantic Expansions during 2021.
Contracted Backlog
As of July 1, 2020, we had approximately $15.3 billion of product sales backlog for firm contracted product sales to our long-term off-take customers and have a total weighted-average remaining term of 12.7 years, compared to approximately $9.6 billion and a total weighted-average remaining term of 10.4 years as of August 5, 2019. Contracted backlog represents the revenue to be recognized under existing contracts assuming deliveries occur as specified in the contracts. Contracted future product sales denominated in foreign currencies, excluding revenue hedged with foreign currency forward contracts, are included in U.S. Dollars at July 1, 2020 forward rates. The contracted backlog includes forward prices including inflation, foreign currency and commodity prices. The amount also includes the effects of related foreign currency derivative contracts.
Our expected future product sales revenue under our contracted backlog as of July 1, 2020 is as follows (in millions):

Period from July 1, 2020 to December 31, 2020	$472
Year ending December 31, 2021	1,175
Year ending December 31, 2022 and thereafter	13,634
Total product sales contracted backlog	$15,281
Assuming all volumes under the firm and contingent off-take contracts held by our sponsor and its joint ventures were included with our product sales contracted backlog for firm contracted product sales, the total weighted-average remaining term as of July 1, 2020 would increase to 13.6 years and the product sales backlog would increase to $19.7 billion as follows (in millions):

Period from July 1, 2020 to December 31, 2020	$472
Year ending December 31, 2021	1,175
Year ending December 31, 2022 and thereafter	18,068
Total product sales contracted backlog	$19,715

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
We specifically designed our operations and logistics systems with flexibility and redundancies so they are capable of effectively responding to unforeseen events. As of July 31, 2020, we operate a portfolio of nine wood pellet production plants geographically dispersed in areas with low population density across the Southeast U.S. We export our product from a portfolio of four bulk terminals and transport it to our customers under long-term, fixed-price shipping contracts with multiple shipping partners. These operations currently are unaffected by COVID-19.
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
As of June 30, 2020, we had no borrowings under our $350.0 million senior secured revolving credit facility and have no debt maturities until 2023. Our wood pellet production capacity is committed under long-term, take-or-pay off-take contracts with fixed pricing and fixed volumes that are not impacted by the market prices of crude oil, natural gas, power or heat. As discussed above, our off-take contracts have a weighted-average remaining term of 12.7 years and a product sales contracted backlog of $15.3 billion as of July 1, 2020. Furthermore, most of our current deliveries are to Europe, where they fuel grid-critical base load, dispatchable generation facilities that provide power and heat required for local communities to navigate through their own COVID-19 responses. There are few substitutes or alternatives to the fuel we supply to our energy generating customers, each of whom is in compliance with their agreements with us, including payment terms.
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
Factors Impacting Comparability of Our Financial Results
Private Placement of Common Units
In June 2020, we issued 6,153,846 common units in a private placement offering for net proceeds of approximately $190.8 million, net of $9.2 million of issuance costs.
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
2026 Notes
During December 2019, we issued $600.0 million in principal amount of 6.5% senior unsecured notes due January 15, 2026 (the “2026 Notes”) in private placements under Rule 144A and Regulation S of the Securities Act of 1933, as amended (the “Securities Act”). We received gross proceeds of approximately $601.8 million from the offerings and net proceeds of approximately $595.8 million after deducting commissions and expenses. We used the net proceeds from the offerings (1) to redeem our existing $355.0 million principal amount of 8.5% senior unsecured notes due 2021, including payment of the related redemption premium, (2) to repay borrowings under our senior secured revolving credit facility, including payment of the related accrued interest and (3) for general partnership purposes. Interest payments are due semi-annually in arrears on January 15 and July 15 of each year, commencing July 15, 2020.
As discussed above in “Recent Developments,” we issued an additional $150.0 million in aggregate principal amount of 2026 Notes in July 2020.
How We Evaluate Our Operations
Adjusted Net Income (Loss)
We define adjusted net income (loss) as net income (loss) excluding certain expenses incurred related to a fire that occurred in February 2018 at the Chesapeake terminal (the “Chesapeake Incident”) and Hurricanes Florence and Michael (the “Hurricane Events”), consisting of emergency response expenses, expenses related to the disposal of inventory, and asset disposal and repair costs, offset by insurance recoveries received, as well as employee compensation and other related costs allocated to us in respect of the Chesapeake Incident and Hurricane Events pursuant to our management services agreement with an affiliate of our sponsor for services that could otherwise have been dedicated to our ongoing operations, interest expense associated with incremental borrowings related to the Chesapeake Incident and Hurricane Events, early retirement of debt obligation, and the effect of certain sales and marketing, scheduling, sustainability, consultation, shipping, and risk management services (collectively, the “Commercial Services”), and including certain non-cash waivers of fees for management services provided to us by our sponsor (collectively, the “MSA Fee Waivers”). We believe that adjusted net income (loss) enhances investors’ ability to compare the past financial performance of our underlying operations with our current performance separate from certain items of gain or loss that we characterize as unrepresentative of our ongoing operations.
Adjusted Gross Margin per Metric Ton
We define adjusted gross margin per metric ton as gross margin per metric ton excluding asset disposals, depreciation and amortization, changes in unrealized derivative instruments related to hedged items included in gross margin, non-cash unit compensation expense, certain items of income or loss that we characterize as unrepresentative of our ongoing operations, including certain expenses incurred related to the Chesapeake Incident and Hurricane Events, consisting of emergency response expenses, expenses related to the disposal of inventory, and asset disposal and repair costs, offset by insurance recoveries received, as well as employee compensation and other related costs allocated to us in respect of the Chesapeake Incident and Hurricane Events pursuant to our management services agreement with an affiliate of our sponsor for services that could otherwise have been dedicated to our ongoing operations, acquisition and integration costs, and the effect of Commercial Services and including MSA Fee Waivers. We believe adjusted gross margin per metric ton is a meaningful measure because it compares our revenue-generating activities to our operating costs for a view of profitability and performance on a per metric ton basis. Adjusted gross margin per metric ton will primarily be affected by our ability to meet targeted production volumes and to control direct and indirect costs associated with procurement and delivery of wood fiber to our production plants and the production and distribution of wood pellets.
Adjusted EBITDA
We define adjusted EBITDA as net income or loss excluding depreciation and amortization, interest expense, income tax expense, early retirement of debt obligations, non-cash unit compensation expense, asset impairments and disposals, changes in unrealized derivative instruments related to hedged items included in gross margin and other income and expense, certain items of income or loss that we characterize as unrepresentative of our ongoing operations, including certain expenses incurred related to the Chesapeake Incident and Hurricane Events, consisting of emergency response expenses, expenses related to the disposal of inventory, and asset disposal and repair costs, offset by insurance recoveries received, as well as employee compensation and other related costs allocated to us in respect of the Chesapeake Incident and Hurricane Events pursuant to our management services agreement with an affiliate of our sponsor for services that could otherwise have been dedicated to our ongoing operations, acquisition and integration costs, and the effect of Commercial Services, and including MSA Fee Waivers. Adjusted EBITDA is a supplemental measure used by our management and other users of our financial statements, such as investors, commercial banks, and research analysts, to assess the financial performance of our assets without regard to financing methods or capital structure.
Distributable Cash Flow
We define distributable cash flow as adjusted EBITDA less maintenance capital expenditures, income tax expense and interest expense net of amortization of debt issuance costs, debt premium, original issue discounts and the impact from incremental borrowings related to the Chesapeake Incident and Hurricane Events. We use distributable cash flow as a performance metric to compare the cash-generating performance of the Partnership from period to period and to compare the cash-generating performance for specific periods to the cash distributions (if any) that are expected to be paid to our unitholders. We do not rely on distributable cash flow as a liquidity measure.
Limitations of Non-GAAP Financial Measures
Adjusted net income (loss), adjusted gross margin per metric ton, adjusted EBITDA, and distributable cash flow are not financial measures presented in accordance with accounting principles generally accepted in the United States (“GAAP”). We believe that the presentation of these non-GAAP financial measures provides useful information to investors in assessing our financial condition and results of operations. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measures. Each of these non-GAAP financial measures has important limitations as an analytical tool because they exclude some, but not all, items that affect the most directly comparable GAAP financial measures. You should not consider adjusted net income (loss), adjusted gross margin per metric ton, adjusted EBITDA, or distributable cash flow in isolation or as substitutes for analysis of our results as reported under GAAP.
Our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.
Results of Operations
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

	Three Months Ended June 30,
	2020	2019	Change
	(in thousands)
Product sales	$155,651	$167,202	$(11,551)
Other revenue (1)	12,061	877	11,184
Net revenue	167,712	168,079	(367)
Cost of goods sold (1)	125,047	140,476	(15,429)
Depreciation and amortization	14,986	11,096	3,890
Total cost of goods sold	140,033	151,572	(11,539)
Gross margin	27,679	16,507	11,172
General and administrative expenses	2,096	1,767	329
Related-party management services agreement fees	6,947	9,263	(2,316)
Total general and administrative expenses	9,043	11,030	(1,987)
Income from operations	18,636	5,477	13,159
Interest expense	(10,124)	(9,196)	(928)
Other income (expense)	(41)	(82)	41
Net income (loss)	$8,471	$(3,801)	$12,272
(1) See Note 12, Related-Party Transactions

Net revenue
Net revenue decreased to $167.7 million for the three months ended June 30, 2020 from $168.1 million for the three months ended June 30, 2019. The de minimis change was primarily attributable to the increase in sold volumes produced by the Partnership offset by the reduction in sales volumes procured from third parties. Other revenue for the three months ended June 30, 2020 included $8.9 million under the make-whole provisions under an existing long-term off-take contract with a customer that did not take delivery of certain contracted volumes. Had the customer taken delivery of such volumes, the associated revenue would have been included in product sales. Other revenue also included $1.9 million from the Commercial Services during the three months ended June 30, 2020. The $8.9 million and $1.9 million in other revenue was recognized under a breakage model based on when the pellets would have been loaded.
Cost of goods sold
Cost of goods sold decreased to $140.0 million for the three months ended June 30, 2020 from $151.6 million for the three months ended June 30, 2019. The $11.5 million, or 8%, decrease was primarily attributable to a 2% decrease in sales volumes during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.
Gross margin
Gross margin increased to $27.7 million for the three months ended June 30, 2020 from $16.5 million for the three months ended June 30, 2019. The gross margin increase of $11.2 million during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 was primarily attributable to the increase in sold volumes produced by the Partnership, which had a higher gross margin, and a reduction in sales volumes procured from third parties, which had a lower gross margin.
Adjusted gross margin per metric ton

	Three Months Ended June 30,
	2020	2019	Change
	(in thousands except per metric ton)
Reconciliation of gross margin to adjusted gross margin per metric ton:
Gross margin	$27,679	$16,507	$11,172
Asset impairments and disposals	640	350	290
Non-cash unit compensation expense	473	—	473
Depreciation and amortization	14,986	11,096	3,890
Chesapeake Incident and Hurricane Events(1)	—	(281)	281
Changes in unrealized derivative instruments	121	(2,334)	2,455
MSA Fee Waivers	—	2,700	(2,700)
Commercial Services	(1,882)	—	(1,882)
Adjusted gross margin	$42,017	$28,038	$13,979
Metric tons sold	848	869	(21)
Adjusted gross margin per metric ton	$49.55	$32.26	$17.29
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
We earned adjusted gross margin of $42.0 million, or $49.55 per MT, for the three months ended June 30, 2020. Adjusted gross margin was $28.0 million, or $32.26 per MT, for the three months ended June 30, 2019. The increase in adjusted gross margin is primarily due factors discussed above under the heading “Gross margin.”
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

Under GAAP, we recognized $1.5 million of the $5.6 million payment as revenue during the fourth quarter of 2019, under the breakage model of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), and recorded the remaining $4.1 million as deferred revenue as of December 31, 2019, to be recognized as revenue during the first six months of 2020 in accordance with the original product sales schedule under the off-take contract. For presentation of our non-GAAP measures, we included the $4.1 million in adjusted net income, adjusted gross margin per metric ton and adjusted EBITDA for the year ended December 31, 2019 as such amount relates to our performance of certain Commercial Services, which we completed and for which we were compensated in 2019. The $4.1 million increased adjusted net income, adjusted gross margin per metric ton and adjusted EBITDA for the year ended December 31, 2019 and decreased such measures by an equal amount during the first six months of 2020, with $1.9 million of the $4.1 reduction occurring during the three months ended June 30, 2020.
General and administrative expenses
General and administrative expenses were $9.0 million for the three months ended June 30, 2020 and $11.0 million for the three months ended June 30, 2019. The $2.0 million decrease in general and administrative expenses is primarily attributable to the consolidation of the Hamlet JV following the Hamlet Drop-Down on April 2, 2019, as expenses were incurred while the plant was being constructed until mid-2019 to prepare for its operations that could not be included in cost of goods sold and could not be capitalized as construction costs of the plant.
Interest expense
We incurred $10.1 million of interest expense during the three months ended June 30, 2020 and $9.2 million of interest expense during the three months ended June 30, 2019. The increase in interest expense was primarily attributable to an increase in borrowings under our 2026 Notes, partially offset by the decrease in borrowings under our senior secured revolving credit facility during the three months ended June 30, 2020, as compared to the same period in 2019.
Adjusted net income

	Three Months Ended June 30,
	2020	2019	Change
	(in thousands)
Reconciliation of net income (loss) to adjusted net income:
Net income (loss)	$8,471	$(3,801)	$12,272
Chesapeake Incident and Hurricane Events	—	(281)	281
MSA Fee Waivers	1,572	11,046	(9,474)
Interest expense from incremental borrowings related to Chesapeake Incident and Hurricane Events	548	—	548
Commercial Services	(1,882)	—	(1,882)
Adjusted net income	$8,709	$6,964	$1,745
We generated adjusted net income of $8.7 million for the three months ended June 30, 2020 and $7.0 million for the three months ended June 30, 2019. The $1.7 million increase in adjusted net income was primarily attributable to the factors described below under the heading “Adjusted EBITDA.”

Adjusted EBITDA

	Three Months Ended June 30,
	2020	2019	Change
	(in thousands)
Reconciliation of net income (loss) to adjusted EBITDA:
Net income (loss)	$8,471	$(3,801)	$12,272
Add:
Depreciation and amortization	15,297	11,248	4,049
Interest expense	10,124	9,196	928
Non-cash unit compensation expense	2,098	1,013	1,085
Asset impairments and disposals	640	350	290
Chesapeake Incident and Hurricane Events	—	(281)	281
Changes in the fair value of derivative instruments	121	(2,334)	2,455
MSA Fee Waivers	1,572	11,046	(9,474)
Acquisition costs	957	525	432
Commercial Services	(1,882)	—	(1,882)
Adjusted EBITDA	$37,398	$26,962	$10,436
We generated adjusted EBITDA of $37.4 million for the three months ended June 30, 2020 compared to adjusted EBITDA of $27.0 million for the three months ended June 30, 2019. The $10.4 million increase was primarily attributable to the factors described above under the heading “Adjusted Gross margin per metric ton,” offset by the receipt of $9.5 million in other MSA Fee Waivers in the second quarter of 2019 relative to the same period in 2020.
Distributable Cash Flow

	Three Months Ended June 30,
	2020	2019	Change
	(in thousands)
Adjusted EBITDA	$37,398	$26,962	$10,436
Less:
Interest expense, net of amortization of debt issuance costs, debt premium, original issue discount and impact from incremental borrowings related to Chesapeake Incident and Hurricane Events	9,169	8,897	272
Maintenance capital expenditures	2,311	836	1,475
Distributable cash flow attributable to Enviva Partners, LP	25,918	17,229	8,689
Less: Distributable cash flow attributable to incentive distribution rights	7,471	2,773	4,698
Distributable cash flow attributable to Enviva Partners, LP limited partners	$18,447	$14,456	$3,991

Results of Operations
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

	Six Months Ended June 30,		Change
	2020	2019
	(in thousands)
Product sales	$353,504	$323,801	$29,703
Other revenue (1)	18,685	2,647	16,038
Net revenue	372,189	326,448	45,741
Cost of goods sold (1)	288,577	277,868	10,709
Depreciation and amortization	28,626	22,166	6,460
Total cost of goods sold	317,203	300,034	17,169
Gross margin	54,986	26,414	28,572
General and administrative expenses	3,859	5,308	(1,449)
Related-party management services agreement fees	14,636	15,559	(923)
Total general and administrative expenses	18,495	20,867	(2,372)
Income from operations	36,491	5,547	30,944
Interest expense	(20,518)	(18,829)	(1,689)
Other income	131	558	(427)
Net income (loss)	$16,104	$(12,724)	$28,828

(1) See Note 12, Related-Party Transactions
Net revenue
Net revenue increased to $372.2 million for the six months ended June 30, 2020 from $326.4 million for the six months ended June 30, 2019. The $45.7 million, or 14%, increase was primarily attributable to a 8% increase in sales volumes. The six months ended June 30, 2020 also included a $6.9 million increase in the fair value of derivatives that are not designated for hedge accounting. Other revenue for the six months ended June 30, 2020 included $8.9 million under make-whole provisions related to the take-or-pay obligation of a customer under an existing long-term off-take contract who did not take delivery of contracted volumes. Had the customer taken delivery of such volumes, the associated revenue would have been included in product sales. Other revenue also included $4.1 million from the Commercial Services during the six months ended June 30, 2020. The $8.9 million and $4.1 million in other revenue was recognized under a breakage model based on when the pellets would have been loaded.
Cost of goods sold
Cost of goods sold increased to $317.2 million for the six months ended June 30, 2020 from $300.0 million for the six months ended June 30, 2019. The $17.2 million, or 6%, increase was primarily attributable to a 8% increase in sales volumes during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.
Gross margin
Gross margin increased to $55.0 million for the six months ended June 30, 2020 from $26.4 million for the six months ended June 30, 2019. The gross margin increase of $28.6 million was primarily attributable to a 8% increase in sales volumes and increases in the fair value of foreign currency-related derivatives and in other revenue during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.

Adjusted gross margin per metric ton

	Six Months Ended June 30,
	2020	2019	Change
	(in thousands except per metric ton)
Reconciliation of gross margin to adjusted gross margin per metric ton:
Gross margin	$54,986	$26,414	$28,572
Asset impairments and disposals	1,552	350	1,202
Non-cash unit compensation expense	944	—	944
Depreciation and amortization	28,626	22,166	6,460
Chesapeake Incident and Hurricane Events(1)	—	78	(78)
Changes in unrealized derivative instruments	(6,674)	(324)	(6,350)
MSA Fee Waivers	—	2,700	(2,700)
Acquisition costs	—	4,243	(4,243)
Commercial Services	(4,139)	—	(4,139)
Adjusted gross margin	$75,295	$55,627	$19,668
Metric tons sold	1,852	1,712	140
Adjusted gross margin per metric ton	$40.66	$32.49	$8.17
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
We earned adjusted gross margin of $75.3 million, or $40.66 per MT, for the six months ended June 30, 2020. Adjusted gross margin was $55.6 million, or $32.49 per MT, for the six months ended June 30, 2019. As described below, the increase in adjusted gross margin is primarily due to the increase in sales volumes.
Adjusted gross margin for the six months ended June 30, 2019 excludes $4.2 million of incremental costs, which are unrepresentative of our ongoing operations, in connection with our evaluation of a third-party wood pellet production plant we considered purchasing (the “Potential Target”). When we commenced our review, the Potential Target had recently returned to operations following an extended shutdown during a bankruptcy proceeding with the intent of demonstrating favorable operations prior to proceeding to an auction sale process; however, the Potential Target had not yet established a logistics chain through a viable export terminal, given that the terminal through which the plant historically had exported was not operational at the time and was not reasonably certain to become operational in the future. Accordingly, as part of our diligence of the Potential Target, we developed an alternative logistics chain to bring the Potential Target’s wood pellets to market and began purchasing the production of the Potential Target for a trial period. The incremental costs associated with the establishment and evaluation of this new logistics chain primarily consist of barge, freight, trucking, storage and shiploading services. We have completed our evaluation of the alternative logistics chain and, therefore, do not expect to incur additional costs of this nature in the future.
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
Under GAAP, we recognized $1.5 million of the $5.6 million payment as revenue during the fourth quarter of 2019, under the breakage model of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), and recorded the remaining $4.1 million as deferred revenue as of December 31, 2019, to be recognized as revenue during the first six months of 2020 in accordance with the original product sales schedule under the off-take contract. For presentation of our non-GAAP measures, we included the $4.1 million in adjusted net income, adjusted gross margin per metric ton and adjusted EBITDA for the year ended December 31, 2019 as such amount relates to our performance of certain Commercial Services, which we completed and for which we were compensated in 2019. The $4.1 million increased adjusted net income, adjusted gross margin per metric ton and adjusted EBITDA for the year ended December 31, 2019 and decreased such measures by an equal amount during the first six months of 2020, with $2.3 million of the $4.1 reduction occurring during the first three months of 2020.

General and administrative expenses
General and administrative expenses were $18.5 million for the six months ended June 30, 2020 and $20.9 million for the six months ended June 30, 2019. The $2.4 million decrease in general and administrative expenses is primarily attributable to the consolidation of the Hamlet JV following the Hamlet Drop-Down on April 2, 2019, as expenses were incurred while the plant was being constructed until mid-2019 to prepare for its operations that could not be included in cost of goods sold and could not be capitalized as construction costs of the plant.
Interest expense
We incurred $20.5 million of interest expense during the six months ended June 30, 2020 and $18.8 million of interest expense during the six months ended June 30, 2019. The increase in interest expense was primarily attributable to an increase in borrowings under our 2026 Notes, partially offset by the decrease in borrowings under our senior secured revolving credit facility during the six months ended June 30, 2020, as compared to the same period in 2019.
Adjusted net income (loss)

	Six Months Ended June 30,
	2020	2019	Change
	(in thousands)
Reconciliation of net income (loss) to adjusted net income (loss):
Net income (loss)	$16,104	$(12,724)	$28,828
Chesapeake Incident and Hurricane Events	—	8	(8)
MSA Fee Waivers	4,757	11,046	(6,289)
Interest expense from incremental borrowings related to Chesapeake Incident and Hurricane Events	1,118	490	628
Commercial Services	(4,139)	—	(4,139)
Adjusted net income (loss)	$17,840	$(1,180)	$19,020
We generated adjusted net income of $17.8 million for the six months ended June 30, 2020 and adjusted net loss of $1.2 million for the six months ended June 30, 2019. The $19.0 million increase in adjusted net income was primarily attributable to the factors described below under the heading “Adjusted EBITDA.”
Adjusted EBITDA

	Six Months Ended June 30,
	2020	2019	Change
	(in thousands)
Reconciliation of net income (loss) to adjusted EBITDA:
Net income (loss)	$16,104	$(12,724)	$28,828
Add:
Depreciation and amortization	29,247	22,456	6,791
Interest expense	20,518	18,829	1,689
Non-cash unit compensation expense	4,256	3,485	771
Asset impairments and disposals	1,552	350	1,202
Chesapeake Incident and Hurricane Events	—	8	(8)
Changes in the fair value of derivative instruments	(6,674)	(324)	(6,350)
MSA Fee Waivers	4,757	11,046	(6,289)
Acquisition costs	957	5,452	(4,495)
Commercial Services	(4,139)	—	(4,139)
Adjusted EBITDA	$66,578	$48,578	$18,000
We generated adjusted EBITDA of $66.6 million for the six months ended June 30, 2020 compared to adjusted EBITDA of $48.6 million for the six months ended June 30, 2019. The $18.0 million increase was primarily attributable to the factors described above under the heading “Adjusted gross margin per metric ton,” offset by $6.3 million of MSA Fee Waivers for general and administrative expenses.

Distributable Cash Flow

	Six Months Ended June 30,
	2020	2019	Change
	(in thousands)
Adjusted EBITDA	$66,578	$48,578	$18,000
Less:
Interest expense, net of amortization of debt issuance costs, debt premium, original issue discount and impact from incremental borrowings related to Chesapeake Incident and Hurricane Events	18,587	17,745	842
Maintenance capital expenditures	3,445	1,764	1,681
Distributable cash flow attributable to Enviva Partners, LP	44,546	29,069	15,477
Less: Distributable cash flow attributable to incentive distribution rights	10,928	5,043	5,885
Distributable cash flow attributable to Enviva Partners, LP limited partners	$33,618	$24,026	$9,592
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
Cash Distributions
To the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, our minimum quarterly distribution is $0.4125 per common unit per quarter, which equates to approximately $16.4 million per quarter, or approximately $65.6 million per year, based on the number of common units outstanding as of July 31, 2020.
Capital Requirements
We operate in a capital-intensive industry, which requires significant investments to maintain and upgrade existing capital assets. Our capital requirements have consisted, and we anticipate will continue to consist, primarily of the following:
•Maintenance capital expenditures, which are cash expenditures incurred to maintain our long-term operating income or operating capacity. These expenditures typically include certain system integrity, compliance and safety improvements; and
•Growth capital expenditures, which are cash expenditures we expect will increase our operating income or operating capacity over the long term. Growth capital expenditures include acquisitions or construction of new capital assets or capital improvements such as additions to or improvements on our existing capital assets as well as projects intended to extend the useful life of assets.
The classification of capital expenditures as either maintenance or growth is made at the individual asset level during our budgeting process and as we approve, execute and monitor our capital spending.
We expect to invest approximately $130.0 million in additional wood pellet production assets and emissions control equipment for the Mid-Atlantic Expansions, of which we have spent $99.9 million through June 30, 2020. We have begun commissioning equipment and commencing the production ramp for the Northampton plant expansion and expect to begin to commissioning equipment and commencing the production ramp for the Southampton plant expansion over the next several months.
Our financing strategy is to fund acquisitions, drop-downs and major expansion projects with 50% equity and 50% debt.

Cash Flows
The following table sets forth a summary of our net cash flows from operating, investing and financing activities for the six months ended June 30, 2020 and 2019, respectively:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$53,658	$7,562
Net cash used in investing activities	(62,608)	(124,592)
Net cash provided by financing activities	97,998	119,575
Net increase in cash, cash equivalents and restricted cash	$89,048	$2,545
Cash Provided by Operating Activities
Net cash provided by operating activities was $53.7 million for the six months ended June 30, 2020 compared to $7.6 million for the six months ended June 30, 2019. The increase in cash provided by operating activities of $46.1 million was primarily due to the increase in net income.
Cash Used in Investing Activities
Net cash used in investing activities was $62.6 million for the six months ended June 30, 2020 compared to $124.6 million for the six months ended June 30, 2019. The decrease in cash used in investing activities of $62.0 million is primarily due to a $74.7 million cash payment in relation to the Hamlet Drop-Down during the six months ended June 30, 2019 offset by cash used for capital expenditures associated with the Mid-Atlantic Expansions during the six months ended June 30, 2020.
Cash Provided by Financing Activities
Net cash provided by financing activities was $98.0 million for the six months ended June 30, 2020 compared to $119.6 million for the six months ended June 30, 2019. The decrease in cash provided by financing activities of $21.6 million is primarily attributable to a $93.5 million decrease of net borrowings under our senior secured revolving credit facility, $40.0 million payment related to the Hamlet Drop-Down, offset by an increase of net proceeds from common unit issuances of $103.0 million.
Off-Balance Sheet Arrangements
As of June 30, 2020, we did not have any off-balance sheet arrangements.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in our unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. We provide expanded discussion of our significant accounting policies, estimates and judgments in our 2019 Form 10-K. We believe these accounting policies reflect our significant estimates and assumptions used in preparation of our financial statements. There have been no significant changes to our critical accounting policies and estimates since December 31, 2019.
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
As of June 30, 2020, we had notional amounts of 40.4 million GBP under foreign currency forward contracts and 42.2 million GBP and 2.5 million EUR under foreign currency swap contracts that expire in 2020.
We do not utilize foreign exchange contracts for speculative or trading purposes. The counterparties to our foreign exchange contracts are major financial institutions.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)‑15(e) and 15(d)‑15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our General Partner. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2020.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
There have been no material changes with respect to the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
Item 1A. Risk Factors
In addition to the risk factors and other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, and the risk factors included in our Current Report on Form 8-K filed on June 19, 2020, any of which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Our business and operations, and the operations of our customers, may be adversely affected by the outbreak of the novel coronavirus (“COVID-19”) pandemic.
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

2.1
Contribution Agreement by and among Enviva Development Holdings, LLC, Enviva Holdings, LP and Enviva Partners, LP dated March 21, 2019 (Exhibit 2.1, Form 8-K filed March 25, 2019, File No. 001-037363).

2.2
Contribution Agreement, dated as of June 18, 2020, by and among Enviva Development Holdings, LLC, Enviva Partners, LP and Enviva Holdings, LP (Exhibit 2.1, Form 8-K filed June 19, 2020, File No. 001-37363)

2.3
Membership Interest Membership Interest Purchase and Sale Agreement, dated as of June 18, 2020, by and among Enviva Pellets Waycross Holdings, LLC (as assignee of Enviva Partners, LP), RWE Generation SE (as assignee of innogy SE) and innogy Renewables Beteiligungs GMBH (to be renamed RWE Renewables Beteiligungs GmbH) (Exhibit 2.2, Form 8-K filed June 19, 2020, File No. 001-37363)

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

4.1	Registration Rights Agreement, dated as of June 23, 2020, by and among the Partnership and the Investors named therein (Exhibit 4.1, Form 8-K filed June 24, 2020, File No. 001-37363)
4.2
Indenture, dated as of December 9, 2019, by and among Enviva Partners, LP, Enviva Partners Finance Corp., the subsidiary guarantors party thereto, and Wilmington Trust, National Association, as trustee (incorporated by reference herein to Exhibit 4.1 to the Partnership’s Form 8-K filed on December 9, 2019, File No. 001-37363)

4.3	Form of 6.500% 2026 Notes (included in Exhibit 4.2)
4.4
Registration Rights Agreement, dated May 4, 2015, by and among Enviva Partners, LP, Enviva MLP Holdco, LLC and Enviva Cottondale Acquisition I, LLC (Exhibit 4.1, Form 8‑K filed May 4, 2015, File No. 001‑37363)

4.5	Registration Rights Agreement by and between Enviva Partners, LP and John Hancock Life Insurance Company (U.S.A.), dated April 1, 2019 (Exhibit 4.1, Form 10-Q filed August 8, 2019, File No. 001-37363)
10.1
Common Unit Purchase Agreement, dated as of June 18, 2020, by and among Enviva Partners, LP and the Purchasers named on Schedule A therein (Exhibit 10.1, Form 8-K filed June 19, 2020, File No. 001-37363)

10.2
Purchase Agreement, dated as of June 29, 2020, by and among Enviva Partners, LP, Enviva Partners Finance Corp., the subsidiary guarantors party thereto and Barclays Capital Inc., as representative of the initial purchasers named therein (Exhibit 10.1, Form 8-K filed June 29, 2020, File No. 001-37363)

10.3
First Amendment and Issuing Bank Designation Agreement by and among the New Issuing Banks party thereto, Enviva Partners, LP and Barclays Bank plc, dated as of July 22, 2020 (Exhibit 10.1, Form 8-K filed July 24, 2020, File No. 001-37363)

10.4*†	Management Services Agreement Fee Waiver, dated July 1, 2020, by and among Enviva Partners, LP, Enviva Partners GP, LLC and the other parties named therein
10.5*†	Make-Whole Agreement, dated July 1, 2020, by and between Enviva Holdings, LP and Enviva, LP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from Enviva Partners, LP.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Changes in Partners’ Capital, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)
___________________________________________________________
*     Filed herewith.
**   Furnished herewith.

† Management Contract or Compensatory Plan or Arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 5, 2020

ENVIVA PARTNERS, LP

By:	Enviva Partners GP, LLC, as its sole general partner

By:	/s/ SHAI S. EVEN
	Name:	Shai S. Even
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)