Form 10-Q
period 2020-09-30
Enviva Partners, LP
filed 2020-11-05
CIK 1592057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2020, 39,767,468 common units were outstanding.

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
•risks related to our indebtedness;
•our failure to maintain effective quality control systems at our wood pellet production plants and deep-water marine terminals, which could lead to the rejection of our products by our customers;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
ENVIVA PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except number of units)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,346	$9,053
Accounts receivable	86,930	72,421
Related-party receivables, net	11,228	—
Inventories	61,978	32,998
Prepaid expenses and other current assets	14,845	5,617
Total current assets	176,327	120,089
Property, plant and equipment, net	1,061,870	751,780
Operating lease right-of-use assets	52,417	32,830
Goodwill	101,303	85,615
Other long-term assets	11,734	4,504
Total assets	$1,403,651	$994,818
Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$27,182	$18,985
Related-party payables, net	—	304
Deferred consideration for drop-down due to related-party	—	40,000
Accrued and other current liabilities	78,759	59,066
Current portion of interest payable	12,136	3,427
Current portion of long-term debt and finance lease obligations	11,611	6,590
Total current liabilities	129,688	128,372
Long-term debt and finance lease obligations	893,837	596,430
Long-term operating lease liabilities	50,891	33,469
Deferred tax liability, net	13,801	—
Other long-term liabilities	13,042	3,971
Total liabilities	1,101,259	762,242
Commitments and contingencies
Partners’ capital:
Limited partners:
Common unitholders—public (26,181,093 and 19,870,436 units issued and outstanding at September 30, 2020 and December 31, 2019, respectively)	447,690	300,184
Common unitholder—sponsor (13,586,375 units issued and outstanding at September 30, 2020 and December 31, 2019)	55,182	82,300
General partner (no outstanding units)	(152,280)	(101,739)
Accumulated other comprehensive income	(8)	23
Total Enviva Partners, LP partners’ capital	350,584	280,768
Noncontrolling interest	(48,192)	(48,192)
Total partners' capital	302,392	232,576
Total liabilities and partners’ capital	$1,403,651	$994,818
See accompanying notes to condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per unit amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Product sales	$216,187	$155,188	$569,691	$478,989
Other revenue (1)	9,393	2,217	28,078	4,864
Net revenue	225,580	157,405	597,769	483,853
Cost of goods sold (1)	179,772	117,993	468,349	395,861
Depreciation and amortization	20,237	12,946	48,863	35,112
Total cost of goods sold	200,009	130,939	517,212	430,973
Gross margin	25,571	26,466	80,557	52,880
General and administrative expenses	6,425	361	10,284	5,669
Related-party management services agreement fees	6,196	7,439	20,832	22,998
Total general and administrative expenses	12,621	7,800	31,116	28,667
Income from operations	12,950	18,666	49,441	24,213
Other (expense) income:
Interest expense	(11,950)	(9,872)	(32,468)	(28,701)
Other income, net	136	58	267	616
Total other expense, net	(11,814)	(9,814)	(32,201)	(28,085)
Net income (loss) before income tax benefit	1,136	8,852	17,240	(3,872)
Income tax benefit	(275)	—	(275)	—
Net income (loss)	$1,411	$8,852	$17,515	$(3,872)
Net (loss) income per limited partner common unit:
Basic and diluted	$(0.18)	$0.15	$(0.11)	$(0.44)
Weighted-average number of limited partner common units outstanding:
Basic and diluted	39,767	33,457	35,814	31,230

Distributions declared per common unit	$0.7750	$0.6700	$2.2200	$1.9750

(1) See Note 14, Related-Party Transactions
See accompanying notes to condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$1,411	$8,852	$17,515	$(3,872)
Other comprehensive loss, net of tax of $0:
Net unrealized gains (losses) on cash flow hedges	—	13	—	(148)
Reclassification of net gains on cash flow hedges realized into net income (loss)	—	(59)	(22)	(252)
Currency translation adjustment	(9)	4	(9)	4
Total other comprehensive loss	(9)	(42)	(31)	(396)
Total comprehensive income (loss)	$1,402	$8,810	$17,484	$(4,268)
See accompanying notes to condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Partners’ Capital
(In thousands)
(Unaudited)

	General Partner Interest	Limited Partners’ Capital				Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Partners' Capital
		Common Units— Public		Common Units— Sponsor
		Units	Amount	Units	Amount
Partners' capital, December 31, 2019	$(101,739)	19,870	$300,184	13,586	$82,300	$23	$(48,192)	$232,576
Distributions to unitholders, distribution equivalent and incentive distribution rights	(3,289)	—	(14,798)	—	(9,172)	—	—	(27,259)
Issuance of units through Long-Term Incentive Plan	(3,356)	149	(371)	—	—	—	—	(3,727)
Non-cash Management Services Agreement expenses	3,484	—	2,158	—	—	—	—	5,642
Other comprehensive loss	—	—	—	—	—	(17)	—	(17)
Net income	3,289	—	2,585	—	1,759	—	—	7,633
Partners' capital, March 31, 2020	(101,611)	20,019	289,758	13,586	74,887	6	(48,192)	214,848
Distributions to unitholders, distribution equivalent and incentive distribution rights	(3,458)	—	(14,777)	—	(9,239)	—	—	(27,474)
Issuance of units through Long-Term Incentive Plan	(160)	6	17	—	—	—	—	(143)
Issuance of common units, net	—	6,154	190,813	—	—	—	—	190,813
Non-cash Management Services Agreement expenses	1,872	—	2,098	—	—	—	—	3,970
Other comprehensive loss	—	—	—	—	—	(5)	—	(5)
Net income	3,458	—	3,015	—	1,998	—	—	8,471
Partners' capital, June 30, 2020	(99,899)	26,179	470,924	13,586	67,646	$1	(48,192)	390,480
Excess consideration over Enviva Pellets Greenwood, Holdings II, LLC net assets	(61,830)	—	—	—	—	—	—	(61,830)
Distributions to unitholders, distribution equivalent and incentive distribution rights	(7,471)	—	(21,354)	—	(10,394)	—	—	(39,219)
Issuance of units through Long-Term Incentive Plan	(63)	2	39	—	—	—	—	(24)
Issuance of common units, net	—	—	(228)	—	—	—	—	(228)
Non-cash Management Services Agreement expenses	9,512	—	2,299	—	—	—	—	11,811
Other comprehensive loss	—	—	—	—	—	(9)	—	(9)
Net income	7,471	—	(3,990)	—	(2,070)	—	—	1,411
Partners' capital September 30, 2020	$(152,280)	26,181	$447,690	13,586	$55,182	$(8)	$(48,192)	$302,392
See accompanying notes to condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Partners’ Capital (Continued)
(In thousands)
(Unaudited)

	General Partner Interest	Limited Partners’ Capital				Accumulated Other Comprehensive Loss	Noncontrolling interest	Total Partners' Capital
		Common Units— Public		Common Units— Sponsor
		Units	Amount	Units	Amount
Partners' capital, December 31, 2018	$(133,687)	14,573	$207,612	11,905	$72,352	$439	$—	$146,716
Distributions to unitholders, distribution equivalent and incentive distribution rights	(1,671)	—	(10,269)	—	(7,619)	—	—	(19,559)
Issuance of units through Long-Term Incentive Plan	(2,129)	94	659	—	—	—	—	(1,470)
Issuance of common units, net	—	3,509	96,661	—	—	—	—	96,661
Non-cash Management Services Agreement expenses	136	—	2,072	—	—	—	—	2,208
Cumulative effect of accounting change - derivative instruments	—	—	(10)	—	(8)	18	—	—
Other comprehensive loss	—	—	—	—	—	(162)	—	(162)
Net income (loss)	1,671	—	(5,880)	—	(4,714)	—	—	(8,923)
Partners’ capital, March 31, 2019	(135,680)	18,176	290,845	11,905	60,011	295	—	215,471
Excess consideration over Enviva Wilmington Holdings, LLC net assets and initial recognition of noncontrolling interest	1,283	—	—	—	—	—	(48,192)	(46,909)
Distributions to unitholders, distribution equivalent and incentive distribution rights	(2,271)	—	(13,720)	—	(8,763)	—	—	(24,754)
Issuance of units through Long-Term Incentive Plan	247	2	(287)	—	—	—	—	(40)
Issuance of common units, net	—	1,692	49,641	—	—	—	—	49,641
Issuance of units associated with the Hamlet Drop-Down	—	—	—	1,681	50,000	—	—	50,000
Non-cash Management Services Agreement expenses	11,226	—	1,013	—	—	—	—	12,239
Reimbursable amounts under Make-Whole Agreement	1,502	—	—	—	—	—	—	1,502
Other comprehensive loss	—	—	—	—	—	(192)	—	(192)
Net income (loss)	2,271	—	(3,609)	—	(2,463)	—	—	(3,801)
Partners’ capital, June 30, 2019	(121,422)	19,870	323,883	13,586	98,785	$103	(48,192)	253,157
Distributions to unitholders, distribution equivalent and incentive distribution rights	(2,772)	—	(13,776)	—	(8,969)	—	—	(25,517)
Issuance of units through Long-Term Incentive Plan	(215)	—	215	—	—	—	—	—
Costs of common unit issuances	—	—	(24)	—	—	—	—	(24)
Non-cash Management Services Agreement expenses	8,119	—	350	—	—	—	—	8,469
Reimbursable amounts under Make-Whole Agreement	6,988	—	—	—	—	—	—	6,988
Other comprehensive loss	—	—	—	—	—	(42)	—	(42)
Net income	2,772	—	3,610	—	2,470	—	—	8,852
Partners' capital September 30, 2019	$(106,530)	19,870	$314,258	13,586	$92,286	$61	$(48,192)	$251,883
See accompanying notes to condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$17,515	$(3,872)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	49,801	35,747
MSA Fee Waivers	13,963	18,749
Amortization of debt issuance costs, debt premium and original issue discounts	1,471	899
Loss on disposal of assets	1,683	562
Unit-based compensation	6,602	3,835
Fair value changes in derivatives	(3,022)	(2,275)
Unrealized (losses) gains on foreign currency transactions, net	73	58
Change in operating assets and liabilities:
Accounts and insurance receivables	(14,361)	9,492
Related-party receivables	(6,621)	1,392
Prepaid expenses and other current and long-term assets	12,238	(212)
Inventories	(15,952)	(10,679)
Derivatives	(250)	1,514
Accounts payable, accrued liabilities and other current liabilities	16,771	(2,247)
Related-party payables	—	(12,025)
Accrued interest	4,820	6,420
Deferred revenue	(4,139)	—
Operating lease liabilities	(3,832)	(3,715)
Other long-term liabilities	(17,570)	(164)
Net cash provided by operating activities	59,190	43,479
Cash flows from investing activities:
Purchases of property, plant and equipment	(76,887)	(81,484)
Payments in relation to the Greenwood Drop-Down, net of cash acquired	(129,631)	—
Payment in relation to the Georgia Biomass Acquisition, net of cash acquired	(163,299)	—
Payment in relation to the Hamlet Drop-Down	—	(74,700)
Other	(3,769)	1,502
Net cash used in investing activities	(373,586)	(154,682)
Cash flows from financing activities:
Proceeds from senior secured revolving credit facility, net	105,000	112,000
Proceeds from debt issuance	155,625	—
Principal payments on other long-term debt and finance lease obligations	(3,708)	(2,026)
Cash paid related to debt issuance and deferred offering costs	(3,838)	—
Proceeds from common unit issuances, net	191,113	96,822
Payment of deferred consideration for the Wilmington Drop-Down	—	(24,300)
Payments for deferred consideration	(40,000)	—
Distributions to unitholders, distribution equivalent rights and incentive distribution rights holder	(93,634)	(69,526)
Payment for withholding tax associated with Long-Term Incentive Plan vesting	(3,869)	(1,870)
Net cash provided by financing activities	306,689	111,100
Net decrease in cash, cash equivalents and restricted cash	(7,707)	(103)
Cash, cash equivalents and restricted cash, beginning of period	9,053	2,460
Cash, cash equivalents and restricted cash, end of period	$1,346	$2,357
See accompanying notes to condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Non-cash investing and financing activities:
Property, plant and equipment acquired included in liabilities	$18,270	$4,391
Common unit issuance for deferred consideration for Wilmington Drop-Down	—	49,700
Common unit issuance for the Hamlet Drop-Down	—	50,000
Supplemental cash flow information:
Interest paid, net of capitalized interest	$22,666	$19,977
See accompanying notes to condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)

(1) Description of Business and Basis of Presentation
Description of Business
Enviva Partners, LP, together with its subsidiaries (“we,” “us,” “our” or the “Partnership”) supplies utility-grade wood pellets primarily to major power generators under long-term, take-or-pay off-take contracts. We procure wood fiber and process it into utility-grade wood pellets and load the finished wood pellets into railcars, trucks and barges for transportation to deep-water marine terminals, where they are received, stored and ultimately loaded onto oceangoing vessels for delivery under long-term, take-or-pay off-take contracts to our customers principally in the United Kingdom (the “U.K.”), Europe and increasingly Japan.
We own and operate nine industrial-scale wood pellet production plants located in the Mid-Atlantic and Gulf Coast regions of the United States. In addition to the volumes from our plants, we also procure wood pellets from third parties. Wood pellets are exported from our wholly owned deep-water marine terminal at the Port of Chesapeake, Virginia and terminal assets at the Port of Wilmington, North Carolina (the “Wilmington terminal”) and from third-party deep-water marine terminals in Mobile, Alabama, Panama City, Florida and Savannah, Georgia under a short-term contract, a long-term contract and a lease and associated terminal services agreement, respectively.
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
Enviva Pellets Greenwood
On July 1, 2020, we acquired from Enviva Holdings, LP (together with Enviva MLP Holdco, LLC and Enviva Development Holdings, LLC, where applicable, our “sponsor”), all of the limited liability company interests in Enviva Pellets Greenwood Holdings II, LLC (“Greenwood Holdings II”), the indirect owner of Enviva Pellets Greenwood, LLC, which owns a wood pellet production plant located in Greenwood, South Carolina (the “Greenwood plant”), for a purchase price of $132.0 million, subject to certain adjustments (such transaction, the “Greenwood Drop-Down”). In connection therewith, our sponsor assigned five biomass off-take contracts to us (collectively, the “Associated Off-Take Contracts”). The Associated Off-Take Contracts call for aggregate annual deliveries of 1.4 million metric tons per year (“MTPY”) and mature between 2031 and 2041. Our sponsor also assigned two fixed-rate shipping contracts and partially assigned two additional fixed-rate shipping contracts to us.
The Greenwood Drop-Down was an asset acquisition of entities under common control and accounted for on the carryover basis of accounting. Accordingly, the consolidated financial statements for the period beginning July 1, 2020 reflect the acquisition. See Note 3, Transactions Between Entities Under Common Control.
On the date of the Greenwood Drop-Down:
•We entered into an agreement with our sponsor, pursuant to which our sponsor agreed to reimburse us for any construction costs incurred for the planned expansion of the Greenwood plant in excess of $28.0 million (the “Greenwood Make-Whole Agreement”).

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)
•We entered into an agreement with Enviva Management Company, LLC, a Delaware limited liability company and wholly owned subsidiary of our sponsor (together with its affiliates that provide services to us, as applicable, “Enviva Management”), pursuant to which (1) Enviva Management waived our obligation to pay an aggregate of approximately $37.0 million in management services and other fees payable under our management services agreement with Enviva Management for the period from July 1, 2020 through the fourth quarter of 2021 and (2) Enviva Management will waive our obligation to pay certain management services and other fees during 2022 unless and until the Greenwood plant’s production volumes equal or exceed 50,000 metric tons (“MT”) in any calendar month, in each case, to provide cash flow support to us during the planned expansion of the Greenwood plant (the “Third EVA MSA Fee Waiver”).
Georgia Biomass Holding LLC
On July 31, 2020, Enviva Pellets Waycross Holdings, LLC, a wholly owned subsidiary of the Partnership, acquired all of the limited liability company interests in Georgia Biomass Holding LLC, a Georgia limited liability company (“Georgia Biomass”), and the indirect owner of a wood pellet production plant located in Waycross, Georgia (the “Waycross plant”), for a purchase price of $175.0 million, subject to certain adjustments (the “Georgia Biomass Acquisition”). The Waycross plant has been in operation since 2011 and has a production capacity of approximately 800,000 MTPY. The Waycross plant terminals its production at a two-dome pellet export terminal with a storage capacity of 50,000 MT at the Port of Savannah, Georgia pursuant to a lease and associated terminal services agreement through 2028. Approximately 500,000 MTPY of the Waycross plant’s production is contracted under separate agreements to an existing customer of the Partnership through 2024. In August 2020, Georgia Biomass converted to a limited liability company organized under the laws of the State of Delaware under the name Enviva Pellets Waycross Holdings Sub, LLC (“Waycross”).
The Georgia Biomass Acquisition was recorded as a business combination and accounted for using the acquisition method. Assets acquired and liabilities assumed were recognized at fair value on the acquisition date of July 31, 2020, and the difference between the consideration transferred, excluding acquisition-related costs, and the fair values of the assets acquired and liabilities assumed was recognized as goodwill. See Note 4, Acquisition.
Enviva Wilmington Holdings, LLC
On April 2, 2019, we acquired from our sponsor all of the issued and outstanding Class B Units in Enviva Wilmington Holdings, LLC (the “Hamlet JV”), a limited liability company owned by our sponsor and John Hancock Life Insurance Company (U.S.A.) and certain of its affiliates (collectively, as applicable, “John Hancock”). On the date of acquisition (the “Hamlet Drop-Down”), we began to consolidate the Hamlet JV as a variable interest entity of which we are the primary beneficiary. As managing member, we have the sole power to direct the activities that most impact the economics of the Hamlet JV. Additionally, as the Class B Units represent a controlling interest in the Hamlet JV, we account for the Hamlet JV as a consolidated subsidiary, not as a joint venture. The Hamlet JV owns a wood pellet production plant in Hamlet, North Carolina (the “Hamlet plant”) and a firm, 15-year take-or-pay off-take contract with a customer for the delivery of nearly 1.0 million MTPY of wood pellets, following a ramp period. The Hamlet Drop-Down was an asset acquisition of entities under common control and accounted for on the carryover basis of accounting. Accordingly, the consolidated financial statements for the period beginning April 2019 reflect the acquisition.
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

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)
Intangibles
Intangibles consist of the assembled workforce at the Greenwood plant carried over in the Greenwood Drop-Down and favorable customer contracts, unfavorable customer contracts and an unfavorable shipping contact that were acquired in the Georgia Biomass Acquisition. Intangibles with definite lives are amortized based on the pattern of economic benefit over their estimated useful lives and reviewed periodically for impairment. The intangibles acquired in the Georgia Biomass Acquisition are being amortized on a straight-line basis, as MT of wood pellets to be sold or shipped under each contract are constant through the end of such contracts. See Note 9, Goodwill and Other Intangibles.
Income taxes
Substantially all of our operating subsidiaries are organized as limited partnerships and entities that are disregarded entities for U.S. federal and state income tax purposes. As a result, those entities disregarded for U.S. federal and state income tax purposes are not subject to U.S. federal and most state income taxes. Our partners and unitholders are liable for these income taxes on their share of our taxable income. Some states impose franchise and capital taxes on the Partnership. Such taxes are not material to the consolidated financial statements and have been included in other income (expense) as incurred.
One of our subsidiaries formed in connection with the Georgia Biomass Acquisition is subject to U.S. federal income tax and accounts for income tax under the liability method. Deferred taxes are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of any tax rate change on deferred taxes is recognized in the period that includes the enactment date of the tax rate change. Realization of deferred tax assets is assessed on an annual basis and, if not more likely than not, any deferred tax assets can be utilized and a valuation allowance is recorded to write down the deferred tax assets to their net realizable value.
Recently Adopted Accounting Standards
On January 1, 2020, we adopted Accounting Standards Update 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which changes how entities measure credit losses for most financial assets. The adoption did not have a material impact on the financial statements.
Recently Issued Accounting Standards not yet Adopted
Currently, there are no recently issued accounting standards not yet adopted by us that we expect to be reasonably likely to materially impact our financial position, results of operations or cash flows.
(3) Transactions Between Entities Under Common Control
Enviva Pellets Greenwood Holdings II, LLC
The Greenwood Drop-Down closed on July 1, 2020 and was an asset acquisition of entities under common control where the financial statements of the receiving entity reflect the transferred assets and liabilities at the historical cost of the parent of the entities under common control. Accordingly, the consolidated financial statements for the period beginning July 1, 2020 reflect the Greenwood Drop-Down. The $132.0 million purchase price for the Greenwood Drop-Down consisted of a cash payment of $129.7 million, net of a purchase price adjustment of $2.3 million.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)
The change in net assets on July 1, 2020 from the Greenwood Drop-Down included $67.8 million of net assets acquired. The following table outlines the changes in consolidated net assets resulting from the Greenwood Drop-Down on July 1, 2020.

Assets:
Cash and cash equivalents	$29
Accounts receivable, net	25
Inventories	5,165
Prepaid expenses and other current assets	21
Property, plant and equipment, net	104,662
Operating lease right-of-use assets	7,850
Intangible assets, net	845
Other long-term assets	71
Total assets	118,668

Liabilities:
Accounts payable	1,951
Accrued and other current liabilities	4,303
Interest payable	366
Seller Note	36,880
Finance lease obligations	699
Long-term operating lease liabilities	6,649
Total liabilities	50,848
Net assets contributed to Partnership	$67,820
The unaudited pro forma combined revenue and net income presented below have been prepared as if the Greenwood Drop-Down had occurred on January 1, 2019. The unaudited pro forma financial information has been derived from the consolidated statements of operations of the Partnership and Greenwood for the below periods. The historical financial information has been adjusted in the unaudited combined pro forma information to give effect to pro forma events that are (1) directly attributable to the Greenwood Drop-Down, (2) factually supportable and (3) expected to have a continuing impact on our results of operations following the Greenwood Drop-Down. The unaudited pro forma financial information does not include non-recurring items such as transaction costs related to the acquisition. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the Greenwood Drop-Down had taken place on January 1, 2019.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)
The unaudited pro forma combined revenue and net loss for the nine months ended September 30, 2020 and for the year ended December 31, 2019 are as follows:

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
Revenue	$596,505	$682
Net loss	(4,596)	(46,323)
Enviva Wilmington Holdings, LLC
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
(4) Acquisition
The Georgia Biomass Acquisition closed on July 31, 2020 for a total purchase price of $175.0 million, subject to certain adjustments. After accounting for certain adjustments, we paid $168.3 million, subject to further adjustment. The Georgia Biomass Acquisition diversifies our manufacturing and export terminaling footprint and expands our operations into a new region with similarly advantaged low-cost access to wood fiber.
Preliminary Purchase Price Allocation
The purchase price allocation for the Georgia Biomass Acquisition is preliminary. The assets acquired and liabilities assumed have been measured on a preliminary basis using assumptions that are reasonable based on information currently available. The final purchase price allocation may vary based on final valuations and analyses of the fair value of the assets acquired and liabilities assumed.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)
The Georgia Biomass Acquisition was accounted for as a business combination using the acquisition method of accounting. The following table summarizes the estimated purchase price and the estimated fair values of the amounts recorded for identifiable assets acquired and liabilities assumed at July 31, 2020, the acquisition date:

Purchase price:
Cash paid by the Partnership at closing	$168,338
Reimbursement to the Partnership of certain acquisition-related costs, net	161
Settlement of payable from the Partnership to Georgia Biomass	(3,684)
Payment in relation to the Georgia Biomass Acquisition	164,815
Receivable from purchase price adjustment	(1,845)
$162,970

Identified net assets acquired:
Cash	$1,516
Accounts receivable	124
Inventories	5,774
Prepaid expenses and other current assets	872
Intangible assets	5,400
Property, plant and equipment	171,798
Operating lease right-of-use assets	14,716
Accounts payable	(3,225)
Accrued and other current liabilities	(7,121)
Current portion of long-term finance lease obligations	(926)
Long-term finance lease obligations	(3,733)
Long-term operating lease liabilities	(13,356)
Deferred tax liability, net	(14,076)
Intangible liabilities	(9,600)
Other long-term liabilities	(880)
Identifiable net assets acquired	147,283
Goodwill	15,687
Total purchase price	$162,970
The net assets of Georgia Biomass were recorded as provisional amounts at their currently estimated fair values. Significant inputs used to estimate the fair values of certain net assets acquired included estimates of the: (1) replacement cost for property, plant and equipment as if each asset was new as of the acquisition date, which was then adjusted for the depreciation and any obsolescence since the date Georgia Biomass originally acquired that asset; (2) market prices for finished goods inventory and for customer and shipping contracts; (3) incremental borrowing rates as of the acquisition date for leases acquired; and (4) appropriate discount rates. We are in the process of obtaining additional information to identify and measure all assets acquired and liabilities assumed in the Georgia Biomass Acquisition within the measurement period, which could be up to one year from the date of acquisition. Such provisional amounts will be retrospectively adjusted to reflect any new information about facts and circumstances that existed at the acquisition date that, if known, would have affected the measurement of these amounts. Additionally, key valuation inputs and their sensitivity to the valuation of assets acquired and liabilities assumed are currently being reviewed by management. As the valuation of the net assets acquired are finalized, it is reasonably possible that the provisional amounts recorded as of the acquisition date for property, plant and equipment, intangible assets and liabilities, lease-related assets and obligations, deferred taxes, and goodwill may change during the measurement period.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)
Goodwill is calculated as the excess of the fair value of the consideration transferred over the fair value of the net assets recognized and represents the future economic benefits arising from other net assets acquired that could not be individually identified and separately recognized. We believe that the primary items that generated goodwill include both (1) the value of the synergies created between the acquired assets and our pre-existing assets and long-term, take-or-pay off-take contracts and (2) our expected ability to grow the combined business by leveraging the combined business experience and the expanded footprint. None of the goodwill is expected to be deductible for tax purposes.
In connection with the Georgia Biomass Acquisition, acquisition-related costs through September 30, 2020 are approximately $3.9 million, of which $3.6 million was expensed during the three and nine months ended September 30, 2020 and included within general and administrative expenses on the condensed consolidated statements of operations. These acquisition-related costs do not include integration costs.
Post-acquisition and pro forma financial information
The condensed consolidated statements of operations for the three and nine months ended September 30, 2020 include $26.5 million of revenue and $0.1 million of net income from the Georgia Biomass Acquisition since July 31, 2020.
The unaudited pro forma combined revenue and net income presented below have been prepared as if the Georgia Biomass Acquisition had occurred on January 1, 2019. The unaudited pro forma financial information has been derived from the consolidated statements of operations of the Partnership for the below periods and from the consolidated abbreviated statements of revenues and direct expenses of Georgia Biomass for the six months ended June 30, 2020 and the year ended December 31, 2019. The abbreviated statements of revenues and direct expenses of Georgia Biomass were prepared for the purposes of complying with the requirements of Rule 3-05 of Regulation S-X as no separate financial statements of Georgia Biomass had previously been prepared. The abbreviated statements of revenues and direct expenses of Georgia Biomass include the revenues and direct expenses directly attributable to manufacturing and distributing wood pellets to customers in the United Kingdom and Europe by Georgia Biomass.
The unaudited pro forma financial information reflects the effects of applying certain preliminary purchase price accounting adjustments to the historical financial information based on the fair value of the identified net assets acquired as of July 31, 2020. The historical financial information has been adjusted in the unaudited pro forma information to give effect to pro forma events that are (1) directly attributable to the Georgia Biomass Acquisition, (2) factually supportable and (3) expected to have a continuing impact on our results of operations following the Georgia Biomass Acquisition. The unaudited pro forma financial information does not include non-recurring items such as transaction costs related to the acquisition. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the Georgia Biomass Acquisition had taken place on January 1, 2019.
The unaudited pro forma combined revenue and net income for the nine months ended September 30, 2020 and for the year ended December 31, 2019 are as follows:

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
Revenue	$680,883	$845,340
Net income	28,778	10,497
(5) Revenue
We disaggregate our revenue into two categories: product sales and other revenue. Product sales includes sales of wood pellets. Other revenue includes fees associated with customer requests to cancel, defer or accelerate shipments in satisfaction of the related performance obligation and third- and related-party terminal services fees. Other revenue also includes fees received for other services, including for sales and marketing, scheduling, sustainability, consultation, shipping and risk management services, where the revenue is recognized when we both have satisfied the performance obligation and have a right to the corresponding fee. These categories best reflect the nature, amount, timing and uncertainty of our revenue and cash flows.
Performance Obligations
As of September 30, 2020, the aggregate amount of revenues from contracts with customers allocated to performance obligations that were unsatisfied or partially satisfied was approximately $14.6 billion. This amount excludes forward prices

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)
related to variable consideration including inflation and foreign currency and commodity prices. Also, this amount excludes the effects of related foreign currency derivative contracts as they do not represent contracts with customers.
As of October 1, 2020, we expect to recognize approximately 2.0% of our remaining performance obligations as revenue during the remainder of 2020, approximately 7.0% in 2021 and the balance thereafter. Our off-take contracts expire at various times through 2043 and our terminal services contracts extend into 2021.
Additionally, as of October 1, 2020, we have obligations under other contracts to sell and purchase wood pellets of $259.5 million and $187.8 million, respectively.
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
Variable consideration from terminal services contracts, which was none for the three and nine months ended September 30, 2020 and insignificant for the three and nine months ended September 30, 2019, arises from price increases based on agreed inflation indices and from above-minimum throughput quantities or services.
We allocate variable consideration under our off-take and terminal services contracts entirely to each performance obligation to which variable consideration relates. The estimate of variable consideration represents the amount that is not more likely than not to be reversed. For the three months ended September 30, 2020, revenue was reduced by $0.1 million related to performance obligations satisfied in previous periods. For the nine months ended September 30, 2020, we recognized $0.1 million of revenue related to performance obligations satisfied in previous periods. For the three and nine months ended September 30, 2019 we recognized $0.1 million and $0.5 million, respectively, of revenue related to performance obligations satisfied in previous periods.
Contract Balances
Accounts receivable related to product sales as of September 30, 2020 and December 31, 2019 were $78.4 million and $67.7 million. As of September 30, 2020, we had no deferred revenue for future performance obligations associated with off-take contracts. As of December 31, 2019, we had $4.1 million of deferred revenue for future performance obligations associated with off-take contracts.
Other
Accrued and other current liabilities included approximately $12.2 million and $7.6 million at September 30, 2020 and December 31, 2019 for amounts associated with purchased shipments from third-party suppliers that were resold in back-to-back transactions.
(6) Significant Risks and Uncertainties Including Business and Credit Concentrations
Our business is significantly impacted by greenhouse gas emission and renewable energy legislation and regulations in the U.K., European Union (“EU”) as well as its member states and Japan. If the U.K., the EU or its member states or Japan significantly modify such legislation or regulations, then our ability to enter into new contracts as our existing contracts expire may be materially affected.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)
Our current product sales are primarily to industrial customers located in the U.K., Denmark and Belgium. Product sales to third-party customers that accounted for 10% or a greater share of consolidated product sales are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Customer A	35%	49%	36%	50%
Customer B	10%	12%	10%	11%
Customer C	26%	22%	29%	21%
Customer D	8%	8%	8%	11%
Customer E	12%	—%	5%	—%
(7) Inventories
Inventories consisted of the following as of:

	September 30, 2020	December 31, 2019
Raw materials	$11,719	$9,795
Consumable tooling	27,824	20,485
Finished goods	22,435	2,718
Total inventories	$61,978	$32,998
(8) Property, Plant and Equipment
Property, plant and equipment consisted of the following as of:

	September 30, 2020	December 31, 2019
Land	$22,420	$15,226
Land improvements	60,064	56,637
Buildings	316,830	217,167
Machinery and equipment	787,175	588,447
Vehicles	1,317	635
Furniture and office equipment	8,202	6,822
Leasehold improvements	1,029	1,029
Property, plant and equipment	1,197,037	885,963
Less accumulated depreciation	(278,951)	(203,695)
Property, plant and equipment, net	918,086	682,268
Construction in progress	143,784	69,512
Total property, plant and equipment, net	$1,061,870	$751,780
For the three and nine months ended September 30, 2020, total depreciation expense was $18.8 million and $48.0 million, respectively. For the three and nine months ended September 30, 2019, total depreciation expense was $13.3 million and $35.8 million, respectively. For the three and nine months ended September 30, 2020, total interest capitalized related to construction in progress was $1.7 million and $4.1 million, respectively. For the three and nine months ended September 30, 2019, total interest capitalized related to construction in progress was $0.7 million and $1.4 million, respectively. At September 30, 2020 and December 31, 2019, accrued amounts for property, plant and equipment and construction in progress included in accrued and other current liabilities were $12.0 million and $9.4 million, respectively.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)
(9) Goodwill and Other Intangibles
Goodwill
Goodwill was $101.3 million and $85.6 million at September 30, 2020 and December 31, 2019, respectively. In July 2020, we recorded $15.7 million to goodwill as part of the Georgia Biomass Acquisition, see Note 4, Acquisition. We did not record any impairment losses during the three and nine months ended September 30, 2020 and 2019.
Intangibles
Intangible assets (liabilities) consisted of the following at September 30, 2020:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Favorable customer contracts	$5,400	$(2,200)	$3,200
Assembled workforce	1,856	(1,130)	726
Unfavorable customer contracts	(3,300)	256	(3,044)
Unfavorable shipping contract	(6,300)	231	(6,069)
Total intangible liabilities, net	$(2,344)	$(2,843)	$(5,187)
The Greenwood Drop-Down included an intangible asset of assembled workforce. As a result of the Georgia Biomass Acquisition, we recorded intangible assets and liabilities related to favorable off-take contracts that expire in 2020, unfavorable customer contracts that expire in December 2025 and an unfavorable shipping contract that expires in December 2026. During the three and nine months ended September 30, 2020, $1.8 million of net amortization expense was included in depreciation and amortization on the condensed consolidated statements of operations.
The estimated aggregate net increase in (reduction of) amortization expense for the next five years are as follows:

Year Ending December 31:
Remainder of 2020	$3,011
2021	(1,433)
2022	(1,780)
2023	(1,911)
2024	(1,911)
Thereafter	(1,163)
Total	$(5,187)
(10) Leases
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
Operating leases are included in operating lease ROU assets, accrued and other current liabilities and long-term operating lease liabilities on our condensed consolidated balance sheets. Finance leases are included in property, plant and equipment, current portion of long-term debt and finance lease obligations and long-term debt and finance lease obligations on our condensed consolidated balance sheets. Changes in ROU assets and operating lease liabilities are included net in change in operating lease liabilities on the condensed consolidated statements of cash flows.
Operating lease ROU assets and liabilities and finance leases were as follows:

	September 30, 2020	December 31, 2019
Operating leases:
Operating lease right-of-use assets	$52,417	$32,830

Current portion of operating lease liabilities	$3,506	$1,439
Long-term operating lease liabilities	50,891	33,469
Total operating lease liabilities	$54,397	$34,908

Finance leases:
Property, plant and equipment, net	$19,251	$7,398

Current portion of long-term finance lease obligations	$7,111	$4,584
Long-term finance lease obligations	7,195	2,954
Total finance lease liabilities	$14,306	$7,538
Operating and finance lease costs were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	Classification	2020	2019	2020	2019
Operating lease cost:
Fixed lease cost	Cost of goods sold	$1,502	$1,269	$4,008	$3,546
Variable lease cost	Cost of goods sold	1	3	1	29
Short-term lease costs	Cost of goods sold	2,474	15	6,389	15
	Total operating lease costs	$3,977	$1,287	$10,398	$3,590
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	$2,227	$1,094	$5,219	$2,578
Variable lease cost	Cost of goods sold	53	4	169	4
Interest on lease liabilities	Interest expense	145	70	363	179
	Total finance lease costs	$2,425	$1,168	$5,751	$2,761
	Total lease costs	$6,402	$2,455	$16,149	$6,351

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)
Operating and finance lease cash flow information was as follows:

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,832	$3,715
Operating cash flows from financing leases	363	179
Financing cash flows from financing leases	3,702	2,020

Assets obtained in exchange for lease obligations:
Operating leases	$20,931	$7,465
Financing leases	15,357	5,380
The future minimum lease payments and the aggregate maturities of operating and finance lease liabilities are as follows as of September 30, 2020:

Years Ending December 31,	Operating Leases	Finance Leases	Total
Remainder of 2020	$1,701	$2,525	$4,226
2021	6,756	6,061	12,817
2022	6,466	2,667	9,133
2023	6,718	1,577	8,295
2024	6,190	502	6,692
Thereafter	72,754	1,651	74,405
Total lease payments	100,585	14,983	115,568
Less: imputed interest	(46,188)	(677)	(46,865)
Total present value of lease liabilities	$54,397	$14,306	$68,703
The weighted-average remaining lease terms and discount rates for our operating and finance leases were weighted using the undiscounted future minimum lease payments and are as follows as of September 30, 2020:

Weighted average remaining lease term (years):
Operating leases	17
Finance leases	3
Weighted average discount rate:
Operating leases	7%
Finance leases	4%
(11) Derivative Instruments
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
Derivative instruments are classified as Level 2 assets or liabilities based on inputs such as spot and forward benchmark interest rates (such as LIBOR) and foreign exchange rates. The fair value of derivative instruments not designated as hedging instruments at September 30, 2020 and December 31, 2019 was as follows:

		Asset (Liability)
	Balance Sheet Classification	September 30, 2020	December 31, 2019
Interest rate swap:
	Accrued and other current liabilities	$(142)	$—
	Other long-term liabilities	(4)	—
Foreign currency exchange contracts:
	Other current assets	873	408
	Other long-term assets	3,488	1,774
	Accrued and other current liabilities	(220)	(735)
	Other long-term liabilities	(296)	(1,055)
Total derivatives not designated as hedging instruments		$3,699	$392
Unrealized losses related to the change in fair market value of interest rate swaps are recorded in interest expense and were insignificant and $0.2 million for the three and nine months ended September 30, 2020. Our interest rate swap outstanding at and during the three and nine months ended September 30, 2019 was designated as a hedging instrument.
Net unrealized losses related to the change in fair market value of foreign currency derivatives were $2.6 million during the three months ended September 30, 2020 and were included in product sales. Net unrealized gains related to the change in fair market value of foreign currency derivatives were $4.1 million during the nine months ended September 30, 2020 and were included in product sales. Net unrealized gains related to the change in fair market value of foreign currency derivatives were $1.1 million and $1.4 million during the three and nine months ended September 30, 2019, respectively, and were included in product sales.
Realized gains related to derivatives settled were $0.1 million and $0.3 million during the three and nine months ended September 30, 2020, respectively, and were included in product sales. Realized gains related to derivatives settled were $1.6 million and $1.7 million during the three and nine months ended September 30, 2019, respectively, and were included in product sales.
We enter into master netting arrangements designed to permit net settlement of derivative transactions among the respective counterparties. If we had settled all transactions with our respective counterparties at September 30, 2020, we would have received a net settlement termination payment of $3.6 million, which is $0.1 million less than the recorded fair value of the derivatives. We present our derivative assets and liabilities at their gross fair values.
The notional amounts of outstanding derivative instruments associated with outstanding or unsettled derivative instruments as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020	December 31, 2019
Foreign exchange forward contracts in GBP	£92,225	£50,575
Foreign exchange purchased option contracts in GBP	£42,115	£43,415
Foreign exchange purchased option contracts in EUR	€—	€1,200
Interest rate swap	$70,000	$34,354

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)
(12) Fair Value Measurements
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
The carrying amount and estimated fair value of long-term debt and finance lease obligations as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2026 Notes	$746,920	$793,125	$593,476	$644,250
Seller Note	37,222	38,467	—	—
Other long-term debt and finance lease obligations	121,306	121,306	9,544	9,544
Total long-term debt and finance lease obligations	$905,448	$952,898	$603,020	$653,794
(13) Long-Term Debt and Finance Lease Obligations
Long-term debt and finance lease obligations at carrying value are composed of the following:

	September 30, 2020	December 31, 2019
2026 Notes, net of unamortized discount, premium and debt issuance of $3.1 million as of September 30, 2020 and $6.5 million as of December 31, 2019	$746,920	$593,476
Senior secured revolving credit facility	105,000	—
Seller Note, net of unamortized discount of $2.8 million	37,222	—
Other loans	2,000	2,006
Finance leases	14,306	7,538
Total long-term debt and finance lease obligations	905,448	603,020
Less current portion of long-term debt and finance lease obligations	(11,611)	(6,590)
Long-term debt and finance lease obligations, excluding current installments	$893,837	$596,430
2026 Notes
In December 2019, we issued $600.0 million in principal amount of 6.5% senior unsecured notes due January 15, 2026 (the “2026 Notes”). In July 2020, we issued an additional $150.0 million aggregate principal amount of the 2026 Notes at an offering price of 103.75% of the principal amount (the “Additional Notes”). We received net proceeds of approximately $153.6 million from the Additional Notes offering after deducting discounts and commissions. We used the net proceeds from the Additional Notes offering to fund a portion of the cash consideration for the Georgia Biomass Acquisition and the Greenwood Drop-Down, to repay borrowings under our revolving credit facility and for general partnership purposes.
As of September 30, 2020 and December 31, 2019, we were in compliance with all covenants and restrictions associated with, and no events of default existed under, the indenture dated as of December 9, 2019 governing the 2026 Notes. The 2026 Notes are guaranteed jointly and severally on a senior unsecured basis by our existing subsidiaries (excluding Enviva Partners Finance Corp.) that guarantee certain of our indebtedness and may be guaranteed by certain future restricted subsidiaries.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)
Senior Secured Revolving Credit Facility
As of September 30, 2020 and December 31, 2019, we were in compliance with all covenants and restrictions associated with, and no events of default existed under, our senior secured revolving credit facility. Our obligations under the senior secured revolving credit facility are guaranteed by certain of our subsidiaries and secured by liens on substantially all of our assets; however, the senior secured revolving credit facility is not guaranteed by the Hamlet JV or secured by liens on its assets. At September 30, 2020, we had $105.0 million in outstanding borrowings under our senior secured revolving credit facility. We had no outstanding borrowings under our senior secured revolving credit facility at December 31, 2019.
We had a $31.0 million letter of credit outstanding under our senior secured revolving credit facility as of September 30, 2020 and no letter of credit outstanding at December 31, 2019. The sole outstanding letter of credit was issued in connection the Georgia Biomass Acquisition.
Seller Note
In connection with the Greenwood Drop-Down, we became a party to, and a guarantor of, a promissory note (the “Seller Note”) with a remaining principal balance of $40.0 million, which was initially recorded at its carrying value of $36.9 million. The Seller Note matures in February 2023 and has an interest rate of 2.5% per annum. Principal and related interest payments are due annually beginning February 2018 through February 2022 and quarterly thereafter.
(14) Related-Party Transactions
Related-party amounts included on the unaudited condensed consolidated statements of operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Other revenue	$—	$496	$1,264	$1,323
Cost of goods sold	25,361	26,300	101,357	80,921
General and administrative expenses	6,196	7,439	20,832	22,998
Management Services Agreements
Enviva Partners, LP and the Hamlet JV are parties to management services agreements (together, the “MSAs”) with Enviva Management. Enviva Management provides us with operations, general administrative, management and other services. We reimburse Enviva Management for all direct or indirect internal or third-party expenses it incurs in connection with the provision of such services. The MSAs include rent-related amounts for noncancelable operating leases for office space in Maryland and North Carolina held by our sponsor.
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

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)
Related-party amounts included on the unaudited condensed consolidated balance sheets under our MSAs were as follows:

	September 30, 2020	December 31, 2019
Finished goods inventory	$2,774	$419
Related party payables	7,077	18,703
Related-party amounts included on the unaudited condensed consolidated statements of operations under our MSAs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of goods sold	$22,952	$17,764	$53,465	$51,477
Related-party management services agreement fees	6,196	7,439	20,832	22,998
During the three and nine months ended September 30, 2020, $0.2 million and $1.5 million, respectively, of fees expensed under the Hamlet JV MSA were waived pursuant to the Hamlet JV MSA Fee Waiver and recorded as an increase to partners’ capital. During the three and nine months ended September 30, 2019, $0.8 million and $1.7 million, respectfully, of fees expensed under the Hamlet JV MSA were waived pursuant to the Hamlet JV MSA Fee Waiver and recorded as an increase to partners’ capital.
Drop-Down Agreements
Greenwood Drop-Down
Pursuant to the Third EVA MSA Fee Waiver, during the three and nine months ended September 30, 2020, $9.0 million was recorded as an increase to partners’ capital consisting of expenses waived under the agreement.
Hamlet Drop-Down
On the date of the Hamlet Drop-Down:
•We entered into an agreement with our sponsor, pursuant to which (1) our sponsor agreed to guarantee certain cash flows from the Hamlet plant until June 30, 2020, (2) our sponsor agreed to reimburse us for construction cost overruns in excess of budgeted capital expenditures for the Hamlet plant, subject to certain exceptions, (3) we agreed to pay to our sponsor quarterly incentive payments for any wood pellets produced by the Hamlet plant in excess of forecast production levels through June 30, 2020 and (4) our sponsor agreed to retain liability for certain claims payable, if any, by the Hamlet JV (the “Hamlet Make-Whole Agreement”).
•We entered into an agreement with Enviva Management to waive our obligation to pay an aggregate of approximately $13.0 million in fees payable under our management services agreement with Enviva Management (the “EVA MSA”) with respect to the period from the date of the Hamlet Drop-Down through the second quarter of 2020 (the “First EVA MSA Fee Waiver”).
•The Hamlet JV entered into an interim services agreement (the “ISA”) with Enviva Hamlet Operator, LLC, a wholly owned subsidiary of our sponsor (“Hamlet Operator”), pursuant to which Hamlet Operator, as an independent contractor, agreed to manage, operate, maintain and repair the Hamlet plant and provide other services to the Hamlet JV for the period from July 1, 2019 through June 30, 2020 in exchange for a fixed fee per MT of wood pellets produced by the Hamlet plant during such period and delivered at place to the Wilmington terminal. Under and during the term of the ISA, Hamlet Operator agreed to (1) pay all operating and maintenance expenses at the Hamlet plant, (2) cover all reimbursable general and administrative expenses associated with the Hamlet plant and (3) pay other costs and expenses incurred by the Hamlet plant to produce and sell the wood pellets delivered to the Wilmington terminal from the Hamlet plant. Our sponsor guarantees all obligations of Hamlet Operator under the ISA.
For the three months ended September 30, 2020, we did not record any amounts related to the Hamlet Make-Whole Agreement, First EVA MSA Waiver and ISA as they expired pursuant to their terms on June 30, 2020. For the nine months ended

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)
September 30, 2020, $3.5 million was recorded as an increase to partners’ capital consisting of expenses waived under the First EVA MSA Fee Waiver. Cost of goods sold included $25.2 million net of a cost of cover deficiency fee from our sponsor pursuant to the Hamlet Make-Whole Agreement as a result of Hamlet Operator’s failure to meet specified production levels, offset by the agreed-upon price due to Hamlet Operator for the wood pellets produced by the Hamlet plant that we sold. Additionally, at December 31, 2019, $0.5 million was included in finished goods inventory. As of September 30, 2020, included in related-party receivables, net are $16.6 million related to the ISA.
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
Greenwood Contract
We were a party to a contract with Greenwood to purchase wood pellets produced by the Greenwood plant through March 2022 (the “Greenwood contract”) and had a take-or-pay obligation with respect to 550,000 MTPY of wood pellets from July 2019 through March 2022, subject to Greenwood’s option to increase or decrease the volume by 10% each contract year. Pursuant to amendments to the Greenwood Contract, our take-or-pay obligation with respect to 550,000 MTPY of wood pellets was deferred to 2021. The Greenwood Contract was terminated on the date of the Greenwood Drop-Down.
During the nine months ended September 30, 2020, we purchased $18.8 million of wood pellets from Greenwood and recorded a cost of cover deficiency fee of approximately $0.3 million from Greenwood. During the three and nine months ended September 30, 2019, we purchased $11.3 million and $35.5 million, respectively, of wood pellets from Greenwood and recorded a cost of cover deficiency fee of approximately $1.0 million and $4.3 million, respectively, from Greenwood as it was unable to satisfy certain commitments.
As of September 30, 2020, the net purchased amount of $18.1 million related to the Greenwood contract was included in cost of goods sold. As of September 30, 2019, the net purchased amount of $31.2 million related to the Greenwood contract included $29.7 million in cost of goods sold and $1.5 million in finished goods inventory.
Holdings TSA
We were party to a long-term terminal services agreement with our sponsor (the “Holdings TSA”) effective until September 1, 2026. Pursuant to the Holdings TSA, our sponsor agreed to deliver a minimum of 125,000 MT of wood pellets per quarter for receipt, storage, handling and loading services by the Wilmington terminal and pay a fixed fee on a per-ton basis for such terminal services.
The Holdings TSA was amended and assigned to Greenwood and provided for deficiency payments to Wilmington if quarterly minimum throughput requirements were not met. During the nine months ended September 30, 2020, we recorded $1.3 million of deficiency fees from Greenwood, which are included in other revenue. We did not record deficiency fees from Greenwood during the three months ended September 30, 2020. During the three and nine months ended September 30, 2019, we recorded $0.5 million and $1.3 million, respectively, of deficiency fees from Greenwood, which are included in other revenue. The Holdings TSA was terminated on the date of the Greenwood Drop-Down.
Enviva FiberCo, LLC
We purchase raw materials from Enviva FiberCo, LLC (“FiberCo”), a wholly owned subsidiary of our sponsor, including through a wood supply agreement that provided for deficiency fees in the event that FiberCo did not satisfy certain volume commitments. Purchased raw materials net of cost of cover deficiency fees are included in cost of goods sold. Raw materials purchased during the three and nine months ended September 30, 2020, was $2.4 million and $4.6 million, respectively. No cost of cover deficiency fees were recognized during the three and nine months ended September 30, 2020. Purchased raw materials, net of cost of cover deficiency fees from FiberCo during the three and nine months ended September 30, 2019 was insignificant and $0.6 million, respectively. As of September 30, 2020, $0.3 million is included in related-party payables related to raw materials purchased from FiberCo.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)
(15) Partners’ Capital
Issuance of Common Units
In June 2020, we issued 6,153,846 common units in a private placement at a price of $32.50 per common unit for gross proceeds of $200.0 million. We received proceeds of $190.8 million, net of $9.2 million of issuance costs.
Allocations of Net Income
Our partnership agreement contains provisions for the allocation of net income and loss to our unitholders and Enviva Partners GP, LLC (“General Partner”), a wholly owned subsidiary of our sponsor. For purposes of maintaining partner capital accounts, the partnership agreement specifies that items of income and loss shall be allocated among the partners of the Partnership in accordance with their respective percentage ownership interest. Such allocations are made after giving effect, if any, to priority income allocations in an amount equal to incentive cash distributions, which are allocated 100% to the General Partner.
Prior to the Hamlet Drop-Down, John Hancock had received all of its capital contributions and substantially all of its preference amount and the historical net losses of the Hamlet JV had been allocated to the members of the Hamlet JV in proportion to their unreturned capital contributions; consequently, the balance of members’ capital attributable to John Hancock was negative at the time of the Hamlet Drop-Down. We have not received repayment of revolving borrowings from the Hamlet JV pursuant to the Hamlet JV Revolver or its capital contributions and full preference amount as of September 30, 2020; as a result, none of the earnings of the Hamlet JV have been allocated to John Hancock following the Hamlet Drop-Down and no change has been recognized to the negative noncontrolling interest balance attributable to John Hancock that we acquired.
Incentive Distribution Rights
Incentive distribution rights (“IDRs”) represent the right to receive increasing percentages (from 15.0% to 50.0%) of quarterly distributions from operating surplus after we achieve distributions in amounts exceeding specified target distribution levels. Our General Partner currently holds the IDRs, but may transfer them at any time.
Cash Distributions to Unitholders
Distributions that have been paid or declared related to the reporting period are considered in the determination of earnings per unit. The following table details the cash distribution paid or declared (in millions, except per-unit amounts):

Quarter Ended	Declaration Date	Record Date	Payment Date	Distribution Per Unit	Total Cash Distribution	Total Payment to General Partner for Incentive Distribution Rights
September 30, 2019	October 30, 2019	November 15, 2019	November 29, 2019	$0.6700	$22.4	$3.1
December 31, 2019	January 29, 2020	February 14, 2020	February 28, 2020	$0.6750	$22.7	$3.3
March 31, 2020	April 29, 2020	May 15, 2020	May 29, 2020	$0.6800	$22.9	$3.5
June 30, 2020	August 5, 2020	August 14, 2020	August 28, 2020	$0.7650	$30.4	$7.5
September 30, 2020	October 30, 2020	November 13, 2020	November 27, 2020	$0.7750	$30.8	$7.9
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

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)
(16) Equity-Based Awards
The following table summarizes information regarding phantom unit awards (the “Affiliate Grants”) under the LTIP to employees of Enviva Management and its affiliates who provide services to us:

	Time-Based Phantom Units		Performance-Based Phantom Units		Total Affiliate Grant Phantom Units
	Units	Weighted-Average Grant Date Fair Value (per unit)(1)	Units	Weighted-Average Grant Date Fair Value (per unit)(1)	Units	Weighted-Average Grant Date Fair Value (per unit)(1)
Nonvested December 31, 2019	874,286	$28.90	435,270	$28.84	1,309,556	$28.88
Granted	550,540	$37.97	387,060	$38.02	937,600	$37.99
Forfeitures	(120,176)	$32.97	(103,053)	$30.78	(223,229)	$31.96
Vested	(193,522)	$25.49	(53,645)	$25.39	(247,167)	$25.47
Nonvested September 30, 2020	1,111,128	$33.55	665,632	$34.16	1,776,760	$33.78
______________________________________________________________
(1)Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
The unrecognized estimated compensation expense relating to outstanding Affiliate Grants at September 30, 2020 was $17.5 million, which will be recognized over the remaining vesting period.
The following table summarizes information regarding phantom unit awards to certain non-employee directors of the General Partner (the “Director Grants”) under the LTIP:

	Time-Based Phantom Units
	Units	Weighted-Average Grant Date Fair Value (per unit)(1)
Nonvested December 31, 2019	13,264	$30.16
Granted	14,987	$38.37
Vested	(13,264)	$30.16
Nonvested September 30, 2020	14,987	$38.37
In February and August 2020, Director Grants valued at $0.5 million and $0.1 million were granted and vest on the first anniversary of the grant date. In February 2019, the Director Grants that were nonvested at December 31, 2019 vested, and common units were issued in respect of such vested Director Grants. During the three and nine months ended September 30, 2020 we recognized $0.1 million and $0.3 million, respectively, of unit based compensation expense with respect to the Director Grants. The unrecognized estimated compensation expense relating to outstanding Director Grants at September 30, 2020 was $0.2 million, which will be recognized over the remaining vesting periods.
(17) Income Taxes
Substantially all of our operating subsidiaries are organized as limited partnerships and entities that are disregarded entities for U.S. federal and state income tax purposes. Our unitholders are liable for these income taxes on their share of our taxable income. Some states impose franchise and capital taxes on us. Such taxes are not material to the condensed consolidated financial statements and have been included in other income (expense) as incurred. One of our subsidiaries formed in connection with the Georgia Biomass Acquisition is a taxable entity and is subject to U.S. federal income taxes.
As of September 30, 2020, the only periods subject to examination for U.S. federal and state income tax returns are 2017 through 2019. We believe our income tax filing positions, including our status as a pass-through entity, would be sustained on audit and do not anticipate any adjustments that would result in a material change to our unaudited condensed consolidated balance sheet. Therefore, no reserves for uncertain tax positions or interest and penalties have been recorded.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(Unaudited)
Our condensed consolidated statements of operations for the three and nine months ended September 30, 2020 included income tax benefit of $0.3 million. For the three and nine months ended September 30, 2019, no provision for income tax was recorded in the condensed consolidated financial statements.
(18) Net Income (Loss) per Limited Partner Unit
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
The following computation of net income (loss) available per limited partner unit is as follows for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Common Units	General Partner	Total	Common Units	General Partner	Total
Distributions declared	$30,821	$7,869	$38,690	$84,100	$18,798	$102,898
Earnings less than distributions	(38,150)	—	(38,150)	(87,931)	—	(87,931)
Net (loss) income available to partners	$(7,329)	$7,869	$540	$(3,831)	$18,798	$14,967
Weighted-average units outstanding—basic and diluted	39,767			35,814
Net loss per limited partner unit—basic and diluted	$(0.18)			$(0.11)

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Common Units	General Partner	Total	Common Units	General Partner	Total
Distributions declared	$22,416	$3,107	$25,523	$66,077	$8,150	$74,227
Earnings less than distributions	(17,275)	—	(17,275)	(79,925)	—	(79,925)
Net income (loss) available to partners	$5,141	$3,107	$8,248	$(13,848)	$8,150	$(5,698)
Weighted-average units outstanding—basic and diluted	33,457			31,230
Net income (loss) per limited partner unit—basic and diluted	$0.15			$(0.44)

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
The following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis (“MD&A”) in Part II-Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the U.S. Securities and Exchange Commission (the “SEC”). Our 2019 Form 10-K contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates and contractual obligations. You should also read the following discussion and analysis together with the risk factors set forth in the 2019 Form 10-K, Item 1A. “Risk Factors” in the Quarterly Report on Form 10-Q for the period ended June 30, 2020 and the factors described under “Cautionary Statement Regarding Forward-Looking Information” and Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q for information regarding certain risks inherent in our business.
Basis of Presentation
The following discussion about matters affecting our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this report and the audited consolidated financial statements and related notes that are included in the 2019 Form 10-K. Among other things, those financial statements and the related notes include more detailed information regarding the basis of presentation for the following information.
Business Overview
We aggregate a natural resource, wood fiber, and process it into a transportable form, wood pellets. We sell a significant majority of our wood pellets through long-term, take-or-pay off-take contracts with creditworthy customers in the United Kingdom, Europe and increasingly Japan. We own and operate nine wood pellet production plants (collectively, “our plants”) with a combined production capacity of approximately 4.9 million metric tons (“MT”) of wood pellets per year in Virginia, North Carolina, South Carolina, Georgia, Florida and Mississippi, the production of which is fully contracted through 2025. We export wood pellets through our wholly owned dry-bulk, deep-water marine terminal at the Port of Chesapeake, Virginia (the “Chesapeake terminal”) and terminal assets at the Port of Wilmington, North Carolina and from third-party deep-water marine terminals in Savannah, Georgia, Mobile, Alabama and Panama City, Florida (the “Panama City terminal”). All of our facilities are located in geographic regions with low input costs and favorable transportation logistics. Owning these cost-advantaged assets, the output from which is fully contracted, in a rapidly expanding industry provides us with a platform to generate stable and growing cash flows. Our plants are sited in robust fiber baskets providing stable pricing for the low-grade fiber used to produce wood pellets. Our raw materials are byproducts of traditional timber harvesting, principally low-value wood materials, such as trees generally not suited for sawmilling or other manufactured forest products, and tree tops and limbs, understory, brush and slash that are generated in a harvest.
Our strategy is to fully contract the wood pellet production from our plants under long-term, take-or-pay off-take contracts with a diversified and creditworthy customer base. Our long-term off-take contracts typically provide for fixed-price deliveries that may include provisions that escalate the price over time and provide for other margin protection. During 2020, production capacity from our plants and wood pellets sourced from our affiliates and third parties were approximately equal to the contracted volumes under our existing long-term, take-or-pay off-take contracts. Our long-term, take-or-pay off-take contracts provide for a product sales backlog of $14.9 billion and have a total weighted-average remaining term of 12.8 years from October 1, 2020. Under our current product sales backlog, our plants are fully contracted through 2025. Assuming all volumes under the firm and contingent long-term off-take contracts held by our sponsor and its joint venture were included with our product sales backlog for firm and contingent contracted product sales, our product sales backlog would increase to $19.4 billion and the total weighted-average remaining term from October 1, 2020 would increase to 13.7 years.
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
Recent Developments
Georgia Biomass Acquisition
On July 31, 2020, we acquired all of the limited liability company interests in Georgia Biomass Holding LLC, a Georgia limited liability company (“Georgia Biomass”) and the indirect owner of a wood pellet production plant located in Waycross, Georgia (the “Waycross plant”), for total consideration of $175.0 million in cash, subject to certain adjustments (the “Georgia Biomass Acquisition”). The Waycross plant has been in operation since 2011 and has a production capacity of approximately 800,000 metric tons per year (“MTPY”). The Waycross plant terminals its production at a two-dome pellet export terminal with a storage capacity of 50,000 MT at the Port of Savannah, Georgia pursuant to a lease and associated terminal services agreement effective through 2028. Approximately 500,000 MTPY of the Waycross plant’s production is contracted under separate agreements to one of our existing customers through 2024. In August 2020, Georgia Biomass converted to a limited liability company organized under the laws of the State of Delaware under the name Enviva Pellets Waycross Holdings Sub, LLC (“Waycross”).
Greenwood Drop-Down
On July 1, 2020, we acquired from our sponsor all of the limited liability company interests in Enviva Pellets Greenwood Holdings II, LLC (“Greenwood Holdings II”), the indirect owner of Enviva Pellets Greenwood, LLC, which owns a wood pellet production plant in Greenwood, South Carolina (the “Greenwood plant”), for a purchase price of $132.0 million, subject to certain adjustments (such transaction, the “Greenwood Drop-Down”). The Greenwood Drop-Down was an asset acquisition of entities under common control and accounted for on the carryover basis of accounting. Accordingly, the consolidated financial statements for the period beginning July 1, 2020 reflect the acquisition.
On July 1, 2020 we paid cash consideration of $129.7 million, net of an initial purchase price adjustment of $2.3 million. In addition, Greenwood Holdings II’s liabilities included a $40.0 million, third-party promissory note bearing interest at 2.5% per year that we assumed at closing.
On the date of the Greenwood Drop-Down, our sponsor assigned five biomass off-take contracts to us (collectively, the “Associated Off-Take Contracts”). The Associated Off-Take Contracts call for aggregate annual deliveries of 1.4 million MTPY and mature between 2031 and 2041. Our sponsor also assigned to us fixed-rate shipping contracts with aggregate annual shipping volume of 1.4 million MTPY. The Associated Off-Take Contracts were assigned to fully contract wood pellets produced by the Greenwood plant and Waycross plant. The shipping contracts were assigned to facilitate transportation of those produced wood pellets.
The Greenwood plant is currently permitted to produce approximately 500,000 MTPY of wood pellets and transports its production via rail service to our terminal assets at the Port of Wilmington, North Carolina. We plan to invest $28.0 million to expand the Greenwood plant’s production capacity to 600,000 MTPY by year-end 2021, subject to receiving the necessary permits.
Greenwood Make-Whole Agreement
On the date of the Greenwood Drop-Down, we entered into a make-whole agreement with our sponsor, pursuant to which our sponsor agreed to reimburse us for any construction costs incurred for the planned expansion of the Greenwood plant in excess of $28.0 million.
Greenwood Management Services Fee Waiver
On the date of the Greenwood Drop-Down, we entered into an agreement with Enviva Management Company, LLC, a wholly owned subsidiary of our sponsor (together with its affiliates that provide services to us, as applicable, “Enviva Management”) pursuant to which (1) an aggregate of approximately $37.0 million in management services and other fees that otherwise would be owed by us under our management services agreement with Enviva Management will be waived with respect to the period from the closing of the Greenwood Drop-Down through the fourth quarter of 2021 and (2) Enviva Management will continue to waive certain management services and other fees during 2022 unless and until the Greenwood plant’s production volumes equal or exceed 50,000 metric tons in any calendar month, in each case, to provide cash flow support to us during the planned expansion of the Greenwood plant. During the three months and nine months ended September 30, 2020, $9.0 million of MSA fees were waived, of which $5.5 million was included in cost of goods sold and $3.5 million was included in related-party management services fees in general and administrative expenses.

Tack-On Notes Issuance
On July 15, 2020, we issued an additional $150.0 million in aggregate principal amount of the 2026 Notes at an offering price of 103.75% of the principal amount, which implied an effective yield to maturity of approximately 5.7%. We received net proceeds of approximately $153.6 million from the offering after deducting discounts and commissions and offering costs.
Private Placement of Common Units
On June 18, 2020, we entered into a Common Unit Purchase Agreement (the “Unit Purchase Agreement”) with certain investors to sell 6,153,846 common units in a private placement at a price of $32.50 per common unit for gross proceeds of $200.0 million (the “Private Placement”). We used the net proceeds of $190.8 million from the Private Placement to fund a portion of the consideration for each of the Greenwood Drop-Down and the Georgia Biomass Acquisition.
Pursuant to the Unit Purchase Agreement, we entered into a registration rights agreement (the “Registration Rights Agreement”) with the investors in connection with the closing of the Private Placement, pursuant to which we agreed to file and maintain a registration statement (the “Shelf Registration Statement”) with respect to the resale of the common units on the terms set forth therein. The Registration Rights Agreement also provides certain investors with customary piggyback registration rights. On July 10, 2020, we filed the Shelf Registration Statement and on July 20, 2020, the Shelf Registration Statement was declared effective.
Financing Activities
Our net proceeds of $190.8 million from the Private Placement and the net proceeds of the tack-on offering of the 2026 Notes of $153.6 million were used primarily to repay the $129.7 million purchase price for the Greenwood Drop-Down, and to pay $168.3 million of the purchase price for the Georgia Biomass Acquisition.
Mid-Atlantic Expansions
During 2019, we started construction to increase the aggregate wood pellet production capacity of our plants in Northampton, North Carolina (the “Northampton plant”), and Southampton, Virginia (the “Southampton plant”) (together, the “Mid-Atlantic Expansions”) by approximately 400,000 MTPY. We expect to invest a total of approximately $130.0 million in additional wood pellet production assets and emissions control equipment for the Mid-Atlantic Expansions, of which we have spent $119.8 million through September 30, 2020. We have continued commissioning activities at the expansion project at the Northampton plant. We are commissioning new equipment at the expansion project for the Southampton plant. We expect to complete the installation of equipment associated with the Southampton plant expansion around the end of 2020.
Greenwood Expansion
Procurement and detailed engineering activities to expand the Greenwood plant’s production capacity to 600,000 MTPY are underway and, subject to receiving the necessary permits, we expect the expansion to be completed by year-end 2021.
Contracted Backlog
As of October 1, 2020, we had approximately $14.9 billion of product sales backlog for firm contracted product sales to our long-term off-take customers and have a total weighted-average remaining term of 12.8 years, compared to approximately $9.5 billion and a total weighted-average remaining term of 10.4 years as of October 1, 2019. Contracted backlog represents the revenue to be recognized under existing contracts assuming deliveries occur as specified in the contracts. Contracted future product sales denominated in foreign currencies, excluding revenue hedged with foreign currency forward contracts, are included in U.S. Dollars at October 1, 2020 forward rates. The contracted backlog includes forward prices including inflation, foreign currency and commodity prices. The amount also includes the effects of related foreign currency derivative contracts.
Our expected future product sales revenue under our contracted backlog as of October 1, 2020 is as follows (in millions):

Period from October 1, 2020 to December 31, 2020	$232
Year ending December 31, 2021	1,159
Year ending December 31, 2022 and thereafter	13,555
Total product sales contracted backlog	$14,946
Assuming all volumes under the firm and contingent off-take contracts held by our sponsor and its joint ventures were included with our product sales contracted backlog for firm contracted product sales, the total weighted-average remaining term as of October 1, 2020 would increase to 13.7 years and the product sales backlog would increase to $19.4 billion as follows (in millions):

Period from October 1, 2020 to December 31, 2020	$232
Year ending December 31, 2021	1,159
Year ending December 31, 2022 and thereafter	17,990
Total product sales contracted backlog	$19,381
Outbreak of the Novel Coronavirus
The outbreak of a novel strain of coronavirus (“COVID-19”) has significantly adversely impacted global markets and continues to present global public health and economic challenges. Although the full impact of COVID-19 is unknown and rapidly evolving, to date, our operations have not been materially impacted by the outbreak.
We have taken prescriptive safety measures including social distancing, hygienic policies and procedures and other steps recommended by the Centers for Disease Control and Prevention (the “CDC”), and adopted the CDC’s risk management approach, since the beginning of the outbreak, and have established risk levels based on the degree to which the virus has spread in a given community and the nature of the work performed at that location. Within our field operations, we have continued operations largely as normal with the additional precautionary measures; however, we continue to monitor local data on a daily basis and have prioritized putting the right plans, procedures and measures in place to mitigate the risk of exposure and infection and the related impacts to our business.
We specifically designed our operations and logistics systems with flexibility and redundancies so they are capable of effectively responding to unforeseen events. As of July 31, 2020, we operate a portfolio of nine wood pellet production plants geographically dispersed across the Southeast U.S. We export our product from a portfolio of four bulk terminals and transport it to our customers under long-term, fixed-price shipping contracts with multiple shipping partners. These operations currently are unaffected by COVID-19.
In March, the United States declared the COVID-19 pandemic a national emergency, and several states and municipalities, including states in which we own assets or conduct business, have declared public health emergencies and taken extraordinary actions in response, including issuing “stay-at-home” orders and similar mandates (“Orders”) for many businesses to curtail or cease normal operations. To date, we have not been materially impacted by the Orders, which exempt or exclude businesses that have been designated essential critical infrastructure, such as ours, from various restrictions they impose.
As of September 30, 2020, we had liquidity, which included cash on hand and availability under our $350.0 million revolving credit facility, of $215.3 million, and we have no debt maturities until 2023. Our wood pellet production capacity is committed under long-term, take-or-pay off-take contracts with fixed pricing and fixed volumes that are not impacted by the market prices of crude oil, natural gas, power or heat. As discussed above, our off-take contracts have a weighted-average remaining term of 12.8 years and a product sales contracted backlog of $14.9 billion as of October 1, 2020. Furthermore, most of our current deliveries are to Europe, where they fuel grid-critical base load, dispatchable generation facilities that provide power and heat required for local communities to navigate through their own COVID-19 responses. There are few substitutes or alternatives to the fuel we supply to our energy generating customers, each of whom is in compliance with their agreements with us, including payment terms.
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
Factors Impacting Comparability of Our Financial Results
Greenwood Drop-Down
The Greenwood Drop-Down was an asset acquisition of entities under common control and accounted for on the carryover basis of accounting. Accordingly, the consolidated financial statements for the period beginning July 1, 2020 reflect the acquisition. For more information regarding the Greenwood Acquisition, see Note 1, Description of Business and Basis of Presentation-Basis of Presentation-Enviva Pellets Greenwood and Note 3, Transactions Between Entities Under Common Control.

Georgia Biomass Acquisition
The Georgia Biomass Acquisition was recorded as a business combination and accounted for using the acquisition method. Assets acquired and liabilities assumed were recognized at fair value on the acquisition date of July 31, 2020, and the difference between the fair value of consideration transferred, which excludes acquisition-related costs, and the fair values of the identified net assets acquired, was recognized as goodwill. For more information regarding the Georgia Biomass Acquisition, see Note 1, Description of Business and Basis of Presentation-Georgia Biomass Holding LLC and Note 4, Acquisition.
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
We accounted for the Hamlet JV as a consolidated subsidiary, not as a joint venture, following the Hamlet Drop-Down on April 2, 2019. We included all accounts of the Hamlet JV in our consolidated results as of April 2, 2019 as the Class B Units represent a controlling interest in the Hamlet JV. We are generally unrestricted in managing the assets and cash flows of the Hamlet JV; however, certain decisions, such as those relating to the issuance and redemption of equity interests in the Hamlet JV, guarantees of indebtedness and fundamental changes, including mergers and acquisitions, asset sales and liquidation and dissolution of the Hamlet JV, require the approval of the members of the Hamlet JV. For more information regarding the Hamlet Drop-Down, see Note 1, Description of Business and Basis of Presentation-Basis of Presentation-Enviva Wilmington, Holdings, LLC and Note 14, Related-Party Transactions-Hamlet Drop-Down Agreements.
2026 Notes
During December 2019, we issued $600.0 million in principal amount of the 2026 Notes in private placements under Rule 144A and Regulation S of the Securities Act of 1933, as amended (the “Securities Act”). We received gross proceeds of approximately $601.8 million from the offerings and net proceeds of approximately $595.8 million after deducting commissions and expenses. We used the net proceeds from the offerings (1) to redeem our existing $355.0 million principal amount of 8.5% senior unsecured notes due 2021, including payment of the related redemption premium, (2) to repay borrowings under our senior secured revolving credit facility, including payment of the related accrued interest and (3) for general partnership purposes. Interest payments are due semi-annually in arrears on January 15 and July 15 of each year, commencing July 15, 2020.
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
Adjusted Gross Margin and Adjusted Gross Margin per Metric Ton
We define adjusted gross margin as gross margin excluding asset disposals, depreciation and amortization, changes in unrealized derivative instruments related to hedged items included in gross margin, non-cash unit compensation expense, certain items of income or loss that we characterize as unrepresentative of our ongoing operations, including certain expenses incurred related to the Chesapeake Incident and Hurricane Events, consisting of emergency response expenses, expenses related to the disposal of inventory, and asset disposal and repair costs, offset by insurance recoveries received, as well as employee compensation and other related costs allocated to us in respect of the Chesapeake Incident and Hurricane Events pursuant to our management services agreement with an affiliate of our sponsor for services that could otherwise have been dedicated to our ongoing operations, acquisition and integration costs, and the effect of Commercial Services and including MSA Fee Waivers. We define adjusted gross margin per metric ton as adjusted gross margin per metric ton of wood pellets sold. We believe adjusted gross margin and adjusted gross margin per metric ton are meaningful measures because they compare our revenue-generating activities to our operating costs for a view of profitability and performance on a total dollar and a per metric ton basis. Adjusted gross margin and adjusted gross margin per metric ton will primarily be affected by our ability to meet targeted production volumes and to control direct and indirect costs associated with procurement and delivery of wood fiber to our wood pellet production plants and the production and distribution of wood pellets.
Adjusted EBITDA
We define adjusted EBITDA as net income or loss excluding depreciation and amortization, interest expense, income tax expense (benefit), early retirement of debt obligations, non-cash unit compensation expense, asset impairments and disposals, changes in unrealized derivative instruments related to hedged items included in gross margin and other income and expense, certain items of income or loss that we characterize as unrepresentative of our ongoing operations, including certain expenses incurred related to the Chesapeake Incident and Hurricane Events, consisting of emergency response expenses, expenses related to the disposal of inventory, and asset disposal and repair costs, offset by insurance recoveries received, as well as employee compensation and other related costs allocated to us in respect of the Chesapeake Incident and Hurricane Events pursuant to our management services agreement with an affiliate of our sponsor for services that could otherwise have been dedicated to our ongoing operations, acquisition and integration costs, and the effect of Commercial Services, and including MSA Fee Waivers. Adjusted EBITDA is a supplemental measure used by our management and other users of our financial statements, such as investors, commercial banks, and research analysts, to assess the financial performance of our assets without regard to financing methods or capital structure.
Distributable Cash Flow
We define distributable cash flow as adjusted EBITDA less maintenance capital expenditures, cash income tax expense and interest expense net of amortization of debt issuance costs, debt premium, original issue discounts and the impact from incremental borrowings related to the Chesapeake Incident and Hurricane Events. We use distributable cash flow as a performance metric to compare our cash-generating performance from period to period and to compare the cash-generating performance for specific periods to the cash distributions (if any) that are expected to be paid to our unitholders. We do not rely on distributable cash flow as a liquidity measure.
Limitations of Non-GAAP Financial Measures
Adjusted net income (loss), adjusted gross margin, adjusted gross margin per metric ton, adjusted EBITDA, and distributable cash flow are not financial measures presented in accordance with accounting principles generally accepted in the United States (“GAAP”). We believe that the presentation of these non-GAAP financial measures provides useful information to investors in assessing our financial condition and results of operations. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measures. Each of these non-GAAP financial measures has important limitations as an analytical tool because they exclude some, but not all, items that affect the most directly comparable GAAP financial measures. You should not consider adjusted net income (loss), adjusted gross margin, adjusted gross margin per metric ton, adjusted EBITDA, or distributable cash flow in isolation or as substitutes for analysis of our results as reported under GAAP.
Our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

Results of Operations
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands)
Product sales	$216,187	$155,188	$60,999
Other revenue (1)	9,393	2,217	7,176
Net revenue	225,580	157,405	68,175
Cost of goods sold (1)	179,772	117,993	61,779
Depreciation and amortization	20,237	12,946	7,291
Total cost of goods sold	200,009	130,939	69,070
Gross margin	25,571	26,466	(895)
General and administrative expenses	6,425	361	6,064
Related-party management services agreement fees	6,196	7,439	(1,243)
Total general and administrative expenses	12,621	7,800	4,821
Income from operations	12,950	18,666	(5,716)
Interest expense	(11,950)	(9,872)	(2,078)
Other income	136	58	78
Net income before income tax benefit	1,136	8,852	(7,716)
Income tax benefit	(275)	—	(275)
Net income	$1,411	$8,852	$(7,441)
(1) See Note 14, Related-Party Transactions
Net revenue
Net revenue increased to $225.6 million for the three months ended September 30, 2020 from $157.4 million for the three months ended September 30, 2019. The $68.2 million, or 43%, increase was primarily attributable to a 40% increase in sales volumes during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. Other revenue for the three months ended September 30, 2020 included terminal services revenue and $8.2 million in payments to the Partnership for modifying shipments under our take-or-pay off-take contracts, which otherwise would have been included in product sales.
Cost of goods sold
Cost of goods sold increased to $200.0 million for the three months ended September 30, 2020 from $130.9 million for the three months ended September 30, 2019. The $69.1 million, or 53%, increase was primarily attributable to a 40% increase in sales volumes and a 6% increase as a result of an increase in depreciation and amortization expense during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.
Gross margin
Gross margin decreased to $25.6 million for the three months ended September 30, 2020 from $26.5 million for the three months ended September 30, 2019. The de minimis decrease of $0.9 million during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, was attributable to an increase in sold volumes produced by the Partnership, including production from the recently acquired Greenwood and Waycross plants, primarily offset by increases of depreciation expense and unrealized losses of derivative instruments.

Adjusted gross margin and adjusted gross margin per metric ton

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands except per metric ton)
Reconciliation of gross margin to adjusted gross margin per metric ton:
Gross margin	$25,571	$26,466	$(895)
Asset impairments and disposals	1,684	212	1,472
Non-cash unit compensation expense	471	—	471
Depreciation and amortization	20,237	12,946	7,291
Chesapeake Incident and Hurricane Events(1)	—	47	(47)
Changes in unrealized derivative instruments	2,616	(1,028)	3,644
MSA Fee Waivers	5,465	2,300	3,165
Acquisition and integration costs	751	59	692
Adjusted gross margin	$56,795	$41,002	$15,793
Metric tons sold	1,133	811	322
Adjusted gross margin per metric ton	$50.13	$50.56	$(0.43)
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
We earned adjusted gross margin of $56.8 million, or $50.13 per MT, for the three months ended September 30, 2020. Adjusted gross margin was $41.0 million, or $50.56 per MT, for the three months ended September 30, 2019. The increase in adjusted gross margin was primarily due to the increase in volumes sold discussed above under the heading “Gross margin” and an increase of $3.2 million in MSA Fee Waivers.
General and administrative expenses
General and administrative expenses were $12.6 million for the three months ended September 30, 2020 and $7.8 million for the three months ended September 30, 2019. The $4.8 million increase in general and administrative expenses was primarily attributable to $4.1 million associated with acquisition and integration costs.
Interest expense
We incurred $12.0 million of interest expense during the three months ended September 30, 2020 and $9.9 million of interest expense during the three months ended September 30, 2019. The increase in interest expense was primarily attributable to an increase in borrowings as a result of our acquisitions during the three months ended September 30, 2020, as compared to the same period in 2019.
Income tax benefit
We incurred $0.3 million of income tax benefit during the three months ended September 30, 2020 related to an entity acquired in the Georgia Biomass Acquisition.

Adjusted net income

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands)
Reconciliation of net income to adjusted net income:
Net income	$1,411	$8,852	$(7,441)
Chesapeake Incident and Hurricane Events	—	47	(47)
MSA Fee Waivers	9,206	7,703	1,503
Interest expense from incremental borrowings related to Chesapeake Incident and Hurricane Events	554	769	(215)
Adjusted net income	$11,171	$17,371	$(6,200)
We generated adjusted net income of $11.2 million for the three months ended September 30, 2020 and $17.4 million for the three months ended September 30, 2019. The lower net income and adjusted net income for the third quarter of 2020 was primarily due to approximately $4.9 million of acquisition and integration costs and approximately $9.3 million of incremental depreciation, amortization and interest expenses mainly associated with the recent acquisitions, as well as changes in certain non-cash expenses.
Adjusted EBITDA

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands)
Reconciliation of net income to adjusted EBITDA:
Net income	$1,411	$8,852	$(7,441)
Add:
Depreciation and amortization	20,555	13,291	7,264
Interest expense	11,950	9,872	2,078
Non-cash unit compensation expense	2,347	350	1,997
Income tax benefit	(275)	—	(275)
Asset impairments and disposals	1,684	212	1,472
Chesapeake Incident and Hurricane Events	—	47	(47)
Changes in the fair value of derivative instruments	2,616	(1,028)	3,644
MSA Fee Waivers	9,206	7,703	1,503
Acquisition and integration costs	4,908	114	4,794
Adjusted EBITDA	$54,402	$39,413	$14,989
We generated adjusted EBITDA of $54.4 million for the three months ended September 30, 2020 compared to adjusted EBITDA of $39.4 million for the three months ended September 30, 2019. The $15.0 million increase was primarily attributable to the factors described above under the headings “ Adjusted gross margin and adjusted gross margin per metric ton” and “General and administrative expense,” and an increase of $1.5 million in MSA Fee Waivers during the third quarter of 2020 relative to the same period in 2019.

Distributable Cash Flow

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands)
Adjusted EBITDA	$54,402	$39,413	$14,989
Less:
Interest expense, net of amortization of debt issuance costs, debt premium, original issue discount and impact from incremental borrowings related to Chesapeake Incident and Hurricane Events	10,738	8,797	1,941
Maintenance capital expenditures	1,499	579	920
Distributable cash flow attributable to Enviva Partners, LP	42,165	30,037	12,128
Less: Distributable cash flow attributable to incentive distribution rights	7,869	3,107	4,762
Distributable cash flow attributable to Enviva Partners, LP limited partners	$34,296	$26,930	$7,366

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

	Nine Months Ended September 30,		Change
	2020	2019
	(in thousands)
Product sales	$569,691	$478,989	$90,702
Other revenue (1)	28,078	4,864	23,214
Net revenue	597,769	483,853	113,916
Cost of goods sold (1)	468,349	395,861	72,488
Depreciation and amortization	48,863	35,112	13,751
Total cost of goods sold	517,212	430,973	86,239
Gross margin	80,557	52,880	27,677
General and administrative expenses	10,284	5,669	4,615
Related-party management services agreement fees	20,832	22,998	(2,166)
Total general and administrative expenses	31,116	28,667	2,449
Income from operations	49,441	24,213	25,228
Interest expense	(32,468)	(28,701)	(3,767)
Other income	267	616	(349)
Net income (loss) before income tax benefit	17,240	(3,872)	21,112
Income tax benefit	(275)	—	(275)
Net income (loss)	$17,515	$(3,872)	$21,387
(1) See Note 14, Related-Party Transactions
Net revenue
Net revenue increased to $597.8 million for the nine months ended September 30, 2020 from $483.9 million for the nine months ended September 30, 2019. The $113.9 million, or 24%, increase was primarily attributable to a 18% increase in sales volumes. Other revenue for the nine months ended September 30, 2020 included $17.1 million in payments to the Partnership for modifying shipments under our take-or-pay off-take contracts, which otherwise would have been included in product sales. Other revenue also included $4.1 million from the Commercial Services during the nine months ended September 30, 2020. The $17.7 million and $4.1 million in other revenue was recognized under a breakage model based on when the pellets would have been loaded.

Cost of goods sold
Cost of goods sold increased to $517.2 million for the nine months ended September 30, 2020 from $431.0 million for the nine months ended September 30, 2019. The $86.2 million, or 20%, increase was primarily attributable to a 18% increase in sales volumes during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.
Gross margin
Gross margin increased to $80.6 million for the nine months ended September 30, 2020 from $52.9 million for the nine months ended September 30, 2019. The gross margin increase of $27.7 million was primarily attributable to a 18% increase in sales volumes and a decrease in acquisition costs, primarily offset by increased depreciation expense.
Adjusted gross margin and adjusted gross margin per metric ton

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands except per metric ton)
Reconciliation of gross margin to adjusted gross margin per metric ton:
Gross margin	$80,557	$52,880	$27,677
Asset impairments and disposals	3,236	562	2,674
Non-cash unit compensation expense	1,415	—	1,415
Depreciation and amortization	48,863	35,112	13,751
Chesapeake Incident and Hurricane Events(1)	—	125	(125)
Changes in unrealized derivative instruments	(4,058)	(1,352)	(2,706)
MSA Fee Waivers	5,465	5,000	465
Acquisition and integration costs	751	4,302	(3,551)
Commercial Services	(4,139)	—	(4,139)
Adjusted gross margin	$132,090	$96,629	$35,461
Metric tons sold	2,985	2,523	462
Adjusted gross margin per metric ton	$44.25	$38.30	$5.95
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
We earned adjusted gross margin of $132.1 million, or $44.25 per MT, for the nine months ended September 30, 2020. Adjusted gross margin was $96.6 million, or $38.30 per MT, for the nine months ended September 30, 2019. The increase in adjusted gross margin was primarily due to factors discussed above under the heading “Gross margin.”
Adjusted gross margin for the nine months ended September 30, 2019 excludes $4.2 million of incremental costs, which are unrepresentative of our ongoing operations, in connection with our evaluation of a third-party wood pellet production plant we considered purchasing (the “Potential Target”). When we commenced our review, the Potential Target had recently returned to operations following an extended shutdown during a bankruptcy proceeding with the intent of demonstrating favorable operations prior to proceeding to an auction sale process; however, the Potential Target had not yet established a logistics chain through a viable export terminal, given that the terminal through which the plant historically had exported was not operational at the time and was not reasonably certain to become operational in the future. Accordingly, as part of our diligence of the Potential Target, we developed an alternative logistics chain to bring the Potential Target’s wood pellets to market and began purchasing the production of the Potential Target for a trial period. The incremental costs associated with the establishment and evaluation of this new logistics chain primarily consist of barge, freight, trucking, storage and shiploading services. We have completed our evaluation of the alternative logistics chain and, therefore, do not expect to incur additional costs of this nature in the future.
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
Under GAAP, we recognized $1.5 million of the $5.6 million payment as revenue during the fourth quarter of 2019, under the breakage model of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), and recorded the remaining $4.1 million as deferred revenue as of December 31, 2019, to be recognized as revenue during the first six months of 2020 in accordance with the original product sales schedule under the off-take contract. For presentation of our non-GAAP measures, we included the $4.1 million in adjusted net income, adjusted gross margin per metric ton and adjusted EBITDA for the year ended December 31, 2019 as such amount relates to our performance of certain Commercial Services, which we completed and for which we were compensated in 2019. The $4.1 million increased adjusted net income, adjusted gross margin per metric ton and adjusted EBITDA for the year ended December 31, 2019 and decreased such measures by an equal amount during the first six months of 2020.
General and administrative expenses
General and administrative expenses were $31.1 million for the nine months ended September 30, 2020 and $28.7 million for the nine months ended September 30, 2019. The $2.4 million increase was primarily associated with increased acquisition and integration costs.
Interest expense
We incurred $32.5 million of interest expense during the nine months ended September 30, 2020 and $28.7 million of interest expense during the nine months ended September 30, 2019. The increase in interest expense was primarily attributable to an increase a result of our acquisitions during the nine months ended September 30, 2020, as compared to the same period in 2019.
Income tax benefit
We incurred $0.3 million of income tax benefit during the nine months ended September 30, 2020 related to an entity acquired in the Georgia Biomass Acquisition.
Adjusted net income

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
Reconciliation of net income (loss) to adjusted net income:
Net income (loss)	$17,515	$(3,872)	$21,387
Chesapeake Incident and Hurricane Events	—	55	(55)
MSA Fee Waivers	13,963	18,749	(4,786)
Interest expense from incremental borrowings related to Chesapeake Incident and Hurricane Events	1,672	1,259	413
Commercial Services	(4,139)	—	(4,139)
Adjusted net income	$29,011	$16,191	$12,820
We generated adjusted net income of $29.0 million for the nine months ended September 30, 2020 and $16.2 million for the nine months ended September 30, 2019. The increase in net income and adjusted net income for the nine months ended September 30, 2020 were primarily attributable to the factors described below under the heading “Adjusted EBITDA” offset by approximately $4.9 million of acquisition and integration costs and approximately $17.5 million of incremental depreciation, amortization and interest expenses mainly associated with the recent acquisitions, as well as changes in certain non-cash expenses.

Adjusted EBITDA

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
Reconciliation of net income (loss) to adjusted EBITDA:
Net income (loss)	$17,515	$(3,872)	$21,387
Add:
Depreciation and amortization	49,802	35,747	14,055
Interest expense	32,468	28,701	3,767
Non-cash unit compensation expense	6,603	3,835	2,768
Income tax benefit	(275)	—	(275)
Asset impairments and disposals	3,236	562	2,674
Chesapeake Incident and Hurricane Events	—	55	(55)
Changes in the fair value of derivative instruments	(4,058)	(1,352)	(2,706)
MSA Fee Waivers	13,963	18,749	(4,786)
Acquisition and integration costs	5,865	5,566	299
Commercial Services	(4,139)	—	(4,139)
Adjusted EBITDA	$120,980	$87,991	$32,989
We generated adjusted EBITDA of $121.0 million for the nine months ended September 30, 2020 compared to adjusted EBITDA of $88.0 million for the nine months ended September 30, 2019. The $33.0 million increase was primarily attributable to the factors described above under the heading “Adjusted gross margin and adjusted gross margin per metric ton.”
Distributable Cash Flow

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
Adjusted EBITDA	$120,980	$87,991	$32,989
Less:
Interest expense, net of amortization of debt issuance costs, debt premium, original issue discount and impact from incremental borrowings related to Chesapeake Incident and Hurricane Events	29,325	26,542	2,783
Maintenance capital expenditures	4,944	2,343	2,601
Distributable cash flow attributable to Enviva Partners, LP	86,711	59,106	27,605
Less: Distributable cash flow attributable to incentive distribution rights	18,798	8,150	10,648
Distributable cash flow attributable to Enviva Partners, LP limited partners	$67,913	$50,956	$16,957
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

Cash Distributions
To the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, our minimum quarterly distribution is $0.4125 per common unit per quarter, which equates to approximately $16.4 million per quarter, or approximately $65.6 million per year, based on the number of common units outstanding as of September 30, 2020.
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
We expect to invest approximately $130.0 million in additional wood pellet production assets and emissions control equipment for the Mid-Atlantic Expansions, of which we have spent $119.8 million through September 30, 2020. We have continued commissioning activities at the expansion project at the Northampton plant. We are commissioning new equipment at the expansion project for the Southampton plant and now expect to complete the installation of equipment associated with the Southampton plant expansion around the end of 2020.
Our financing strategy is to fund acquisitions, drop-downs and major expansion projects with 50% equity and 50% debt.
Cash Flows
The following table sets forth a summary of our net cash flows from operating, investing and financing activities for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$59,190	$43,479
Net cash used in investing activities	(373,586)	(154,682)
Net cash provided by financing activities	306,689	111,100
Net decrease in cash, cash equivalents and restricted cash	$(7,707)	$(103)
Cash Provided by Operating Activities
Net cash provided by operating activities was $59.2 million for the nine months ended September 30, 2020 compared to $43.5 million for the nine months ended September 30, 2019. The increase in cash provided by operating activities of $15.7 million was primarily due to the increase in net income.
Cash Used in Investing Activities
Net cash used in investing activities was $373.6 million for the nine months ended September 30, 2020 compared to $154.7 million for the nine months ended September 30, 2019. The increase in cash used in investing activities of $218.9 million is primarily due to a total of net cash paid of $292.9 million in relation to the Greenwood Drop-Down and the Georgia Biomass Acquisition during the nine months ended September 30, 2020, offset by the $74.7 million cash payment in relation to the Hamlet Drop-Down during the nine months ended September 30, 2019.
Cash Provided by Financing Activities
Net cash provided by financing activities was $306.7 million for the nine months ended September 30, 2020 compared to $111.1 million for the nine months ended September 30, 2019. The increase in cash provided by financing activities of $195.6 million is primarily attributable to the $153.6 million of net proceeds from the issuance of the Additional Notes, $94.3 million increase in net proceeds from common unit issuances offset by $40.0 million payment in relation to the Hamlet Drop-Down during the nine months ended September 30, 2020.
Off-Balance Sheet Arrangements
As of September 30, 2020, we did not have any off-balance sheet arrangements.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in our unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. We provide expanded discussion of our significant accounting policies, estimates and judgments in our 2019 Form 10-K. We believe these accounting policies reflect our significant estimates and assumptions used in preparation of our financial statements. There have been no significant changes to our critical accounting policies and estimates since December 31, 2019, except for the addition of the following critical accounting policy and estimate disclosure related to the Greenwood Drop-Down and Georgia Biomass Acquisition.
Definition of a Business
Since the required adoption of Accounting Standards Update 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), on January 1, 2018, determining whether an entity has acquired a business or an asset (or a group of assets) is critical because the accounting for a business combination differs significantly from that of an asset acquisition. For transfers between entities under common control, the transfer of a business would represent a change in reporting entity requiring a retrospective adjustment of the combined financial statements. Conversely, a common control transaction involving the transfer of net assets that does not constitute a business is not accounted for as a change in reporting entity and is, therefore, accounted for prospectively. For an acquisition of a business from an entity not under common control, the overall principle is that, when an entity (the acquirer) takes control of another entity (the target), the fair value of the underlying exchange transaction is used to establish a new accounting basis for the acquired entity where the acquirer recognizes and measures the assets acquired and liabilities assumed at their full fair values as of the date control is obtained. For an acquisition of an asset from an entity not under common control, a cost accumulation and allocation model is used under which the cost of the acquisition is allocated to the assets acquired and liabilities assumed.
We must first evaluate whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. Gross assets acquired should exclude cash and cash equivalents, deferred tax assets and goodwill resulting from the effects of deferred tax liabilities. However, the gross assets acquired should include any consideration transferred (plus the fair value of any noncontrolling interest and previously held interest, if any) in excess of the fair value of net identifiable assets acquired. A tangible asset that is attached to and cannot be physically removed and used separately from another tangible asset (or an intangible asset representing the right to use a tangible asset) without incurring significant cost or significant diminution in utility or fair value to either asset (for example, land and building) should be considered a single asset. In that context, we consider a wood pellet production facility to be a single identifiable asset.
We need to apply judgment to determine what is considered “substantially all” because ASU 2017-01 does not provide a bright line for making this assessment. If the “substantially all” threshold is met, the acquired set of assets and activities is not a business. If that threshold is not met, we must evaluate whether the set meets the definition of a business, which consists of inputs and at least one substantive process applied to those inputs that have the ability to contribute to the creation of outputs. If that threshold is not met but the set does not meet the definition of a business, the acquisition would be an asset acquisition.
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
As of September 30, 2020, we had notional amounts of 92.2 million GBP under foreign currency forward contracts and 42.1 million GBP under foreign currency option contracts that expire between 2020 and 2024.
We do not utilize foreign exchange contracts for speculative or trading purposes. The counterparties to our foreign exchange contracts are major financial institutions.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our General Partner. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2020.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We source our wood fiber from, and operate wood pellet plants and terminals in the Mid-Atlantic and Gulf Coast regions of the United States. On March 13, 2020, the United States declared the COVID-19 pandemic a national emergency, and several states and municipalities, including states in which we own assets or conduct business, have declared public health emergencies. In addition, international, federal, state and local public health and government authorities have taken extraordinary and wide-ranging actions to contain and combat the outbreak and spread of COVID-19, including “stay-at-home” orders and similar mandates in the United States (“Orders”) for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. The Orders generally refer to the United States Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency (CISA) guidance designating businesses in the forest products and energy (biomass) sectors, such as ours, as essential critical infrastructure. We have not been materially impacted by the Orders, which exempt or exclude essential critical infrastructure businesses from various restrictions they impose (other than encouraging remote work where possible); nevertheless, the spread of COVID-19 has caused us to modify our business practices (including regarding employee travel and physical participation in meetings, events and conferences, screening all persons coming onsite, and increased frequency of cleaning schedules), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers or other stakeholders or the communities in which we operate. Such measures may disrupt our normal operations, and there is no certainty that such measures will be sufficient to mitigate the risks posed by COVID-19 or will not adversely impact our business or results of operations.
Moreover, the COVID-19 outbreak could result in adverse impacts to our business, including as a result of interruptions of our operations, unavailability of transportation infrastructure, disruptions of economic markets and the economy generally or temporary or permanent closures of businesses that provide us with raw materials or transportation or other services. A significant portion of our total production is loaded for shipment utilizing automated conveyor and ship loading equipment at the Port of Chesapeake, Port of Wilmington and Port of Panama City, and substantially all of our production is dependent upon infrastructure at our owned, leased and third-party-operated ports. We also rely on various ports of destination, as well as third parties who provide stevedoring or other services at our ports of shipment and destination or from whom we charter oceangoing vessels and crews, to transport our product to our customers. The idling or closure of our plants, terminals or the ports in which our terminals are located, or the unavailability of certain handling, transportation, and other services, whether necessitated for the health and well-being of our employees or contractors or requested or mandated by government authorities, may materially affect our ability to perform critical business functions. There can be no assurance that COVID-19 will not impact our plants, terminals or supply chain, or our ability to produce and export our product to our customers.
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

Additionally, we continue to increase our sales into Japan and other geographies. The impact of COVID-19 on Japan and other developing sales geographies, including potential closures of businesses, limitations on movements of individuals and goods, the imposition of other restrictive measures targeted at mitigating the spread of COVID-19 and any associated delays to current or future utility or other infrastructure projects, contract negotiations or legislation favorable to our industry or that of our customers, may materially delay or otherwise hamper our sales efforts in such geographies or otherwise adversely impact our growth. Moreover, we have historically financed our growth, such as acquisitions or drop-downs of wood pellet production plants and terminals, as well as expansion projects at our existing plants, with a combination of borrowings from our senior secured revolving credit facility and proceeds from public debt and equity financings. COVID-19 has disrupted debt and equity capital markets and could therefore restrict our access to such financing sources and increase our cost of capital, which could adversely impact our ability to consummate, or the returns associated with, our growth projects.
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
10.1
Common Unit Purchase Agreement, dated as of June 18, 2020, by and among Enviva Partners, LP and the Purchasers named on Schedule A therein (Exhibit 10.1, Form 8-K filed June 19, 2020, File No. 001-37363)

10.2
Purchase Agreement, dated as of June 29, 2020, by and among Enviva Partners, LP, Enviva Partners Finance Corp., the subsidiary guarantors party thereto and Barclays Capital Inc., as representative of the initial purchasers named therein (Exhibit 10.1, Form 8-K filed June 29, 2020, File No. 001-37363)

10.3
First Amendment and Issuing Bank Designation Agreement by and among the New Issuing Banks party thereto, Enviva Partners, LP and Barclays Bank plc, dated as of July 22, 2020 (Exhibit 10.1, Form 8-K filed July 24, 2020, File No. 001-37363)

10.4†
Management Services Agreement Fee Waiver, dated July 1, 2020, by and among Enviva Partners, LP, Enviva Partners GP, LLC and the other parties named therein (Exhibit 10.4, Form 10-Q filed August 5, 2020, File No. 001-37363)

10.5†	Make-Whole Agreement, dated July 1, 2020, by and between Enviva Holdings, LP and Enviva, LP (Exhibit 10.4, Form 10-Q filed August 5, 2020, File No. 001-37363)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Enviva Partners, LP.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Changes in Partners’ Capital, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)
___________________________________________________________
*     Filed herewith.
**   Furnished herewith.
† Management Contract or Compensatory Plan or Arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 4, 2020

ENVIVA PARTNERS, LP

By:	Enviva Partners GP, LLC, as its sole general partner

By:	/s/ SHAI S. EVEN
	Name:	Shai S. Even
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)