Form 10-K
period 2020-12-31
Enviva Partners, LP
filed 2021-02-25
CIK 1592057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common units held by non-affiliates of the registrant as of June 30, 2020 was approximately $943.5 million based upon a closing price of $36.04 per common unit as reported on the New York Stock Exchange on such date.
As of February 15, 2021, 40,023,105 common units were outstanding.

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
•our ability to successfully negotiate, complete and integrate drop-down or third-party acquisitions, including the associated contracts, or to realize the anticipated benefits of such acquisitions;
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
•changes in foreign currency exchange or interest rates, and the failure of our hedging arrangements to effectively reduce our exposure to the risks related thereto;
•risks related to our indebtedness;
•our failure to maintain effective quality control systems at our wood pellet production plants and deep-water marine terminals, which could lead to the rejection of our products by our customers;
•changes in the quality specifications for our products that are required by our customers;
•labor disputes, unionization or similar collective actions;

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

PART I
ITEM 1.    BUSINESS
Unless otherwise stated or the context otherwise indicates, all references in this Annual Report to “we,” “us,” “our,” the “Partnership,” or similar expressions refer to Enviva Partners, LP, including its subsidiaries. References to “our sponsor” refer to Enviva Holdings, LP, and, where applicable, its wholly owned subsidiaries Enviva MLP Holdco, LLC and Enviva Development Holdings, LLC. References to “our General Partner” refer to Enviva Partners GP, LLC, a wholly owned subsidiary of Enviva Holdings, LP. References to “Enviva Management Company” refer to Enviva Management Company, LLC, a wholly owned subsidiary of Enviva Holdings, LP, together with its affiliates that provide services to us, as applicable. References to “our employees” refer to the employees of Enviva Management Company and its affiliates who provide services to the Partnership. Please read Cautionary Statement Regarding Forward-Looking Statements on page 1 and Item 1A. “Risk Factors” for information regarding certain risks inherent in our business.
Overview
We are a growth-oriented master limited partnership formed in 2013 that is focused on owning, operating and acquiring assets from our sponsor or third parties. We aggregate a natural resource, wood fiber, and process it into a transportable form, wood pellets. We sell a significant majority of our wood pellets through long-term, take-or-pay off-take contracts with creditworthy customers in the United Kingdom (the “U.K.”), Europe and increasingly in Japan. We own and operate nine plants (collectively, “our plants”) with a combined production capacity of approximately 5.3 million metric tons of wood pellets per year (“MTPY”) in Virginia, North Carolina, South Carolina, Georgia, Florida and Mississippi, the production of which is fully contracted through 2025. We export wood pellets through our wholly owned dry-bulk, deep-water marine terminal at the Port of Chesapeake, Virginia (the “Chesapeake terminal”) and terminal assets at the Port of Wilmington, North Carolina (the “Wilmington terminal”) and from third-party deep-water marine terminals in Savannah, Georgia (the “Savannah terminal”), Mobile, Alabama (the “Mobile terminal”) and Panama City, Florida (the “Panama City terminal”). All of our facilities are located in geographic regions with low input costs and favorable transportation logistics. Owning these cost-advantaged assets, the output from which is fully contracted through 2025, in a rapidly expanding industry provides us with a platform to generate stable and growing cash flows. Our plants are sited in robust fiber baskets providing stable pricing for the low-grade fiber used to produce wood pellets. Our raw materials are byproducts of traditional timber harvesting, principally low-value wood materials, such as trees generally not suited for sawmilling or other manufactured forest products, and tree tops and limbs, understory, brush and slash that are generated in a harvest.
Our strategy is to fully contract the wood pellet production from our plants under long-term, take-or-pay off-take contracts with a diversified and creditworthy customer base. Our long-term off-take contracts typically provide for fixed-price deliveries that may include provisions that escalate the price over time and provide for other margin protection. During 2020, production capacity from our wood pellet production plants and wood pellets sourced from our affiliates and third parties were approximately equal to the contracted volumes under our existing long-term, take-or-pay off-take contracts. Our long-term, take-or-pay off-take contracts provide for a product sales backlog of $14.6 billion and have a total weighted-average remaining term of 12.8 years from February 1, 2021. Under our current product sales backlog, our plants are fully contracted through 2025. Assuming all volumes under the firm and contingent long-term off-take contracts held by our sponsor were included with our product sales backlog for firm and contingent contracted product sales, our product sales backlog would increase to $19.9 billion and the total weighted-average remaining term from February 1, 2021 would increase to 14.0 years.
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

We own and operate nine industrial-scale wood pellet production plants strategically located in the Mid-Atlantic and Gulf Coast regions of the United States, geographic areas in which wood fiber resources are plentiful and readily available. Our plants are constructed according to a “build and copy” approach, which allows for operating efficiencies. Furthermore, our multi-plant profile and scale provide us with flexibility under our portfolio of off-take contracts that enhances the reliability of our deliveries and provides opportunities for optimization.
Our facilities are designed to operate 24 hours per day, 365 days per year, although we schedule up to 15 days of planned maintenance for our wood pellet production plants during each calendar year. There are no regularly required major turnarounds or overhauls.
The following table describes our wood pellet production plants:

Plant Location	Year of Acquisition or Operations Commenced	Production (MTPY)
Ahoskie, North Carolina	2011	410,000
Amory, Mississippi	2010	115,000
Cottondale, Florida	2015	780,000
Greenwood, South Carolina	2020	500,000
Hamlet, North Carolina	2019	600,000
Northampton, North Carolina (1)	2013	750,000
Sampson, North Carolina	2016	600,000
Southampton, Virginia (1)	2013	760,000
Waycross, Georgia	2020	800,000
Total		5,315,000
(1)    Production capacities for the Northampton and Southampton plants include increased production capacity pursuant to ongoing expansion projects. After a ramp period for the expansion projects, the Northampton and Southampton plants are expected to each reach 750,000 MTPY and 760,000 MTPY, respectively, by the end of 2021.
Ahoskie
We acquired the site of our wood pellet production plant in Ahoskie, North Carolina (the “Ahoskie plant”) in December 2010 and constructed the Ahoskie plant there in less than one year, commencing operations in November 2011. Through an expansion completed in June 2012, we increased the plant’s production from 260,000 MTPY to 350,000 MTPY and have made further improvements to increase production to 410,000 MTPY of wood pellets.
Production from the Ahoskie plant is transported by truck to our Chesapeake terminal.
Amory
We purchased a wood pellet production plant in Amory, Mississippi (the “Amory plant”) in August 2010. The Amory plant initially consisted of three pellet mills producing wood pellets at a rate of 41,500 MTPY. Through operational improvements and installation of a fourth pellet mill, the Amory plant currently produces 115,000 MTPY of wood pellets.
Production from the Amory plant is transported by barge to the Mobile terminal.
Cottondale
Our sponsor acquired a wood pellet production plant in Cottondale, Florida (the “Cottondale plant”) in January 2015 and contributed it to us in April 2015. We have undertaken several expansions and process improvements at the Cottondale plant since acquiring it from our sponsor and have increased its production capacity from 720,000 MTPY to 780,000 MTPY of wood pellets since 2016.
Wood pellets produced by the Cottondale plant are transported approximately 50 miles by short-line rail to a warehouse that currently can store up to 32,000 metric tons (“MT”) of wood pellet inventory at the Panama City terminal.

Greenwood
Our sponsor acquired a wood pellet production plant in Greenwood, South Carolina (the “Greenwood plant”) in February 2018 and contributed it to us in July 2020. Procurement and detailed engineering activities to expand the Greenwood plant’s production capacity to 600,000 MTPY are underway and we expect the expansion to be completed by year-end 2021.
Production from the Greenwood plant is transported by rail to the Wilmington terminal.
Hamlet
In April 2019, we acquired from our sponsor all of the Class B units of Enviva Wilmington Holdings, LLC (the “Hamlet JV,” and such acquisition, the “Hamlet Drop-Down”). The Hamlet JV owns a wood pellet production plant in Hamlet, North Carolina (the “Hamlet plant”). We are the managing member of the Hamlet JV, which is partially owned by John Hancock Life Insurance Company (U.S.A.) and certain of its affiliates (collectively, where applicable, “John Hancock”). We accounted for the Hamlet JV as a consolidated subsidiary, not as a joint venture, following the Hamlet Drop-Down. For more information regarding our rights and obligations with respect to the Hamlet JV, see Note 17, Partners’ Capital—Hamlet JV.
Production from the Hamlet plant is transported by rail to our Wilmington terminal.
Northampton
Our wood pellet production plant in Northampton, North Carolina (the “Northampton plant”) was constructed based on the Ahoskie plant design, utilizing the same major equipment suppliers. After a ramp period for the expansion project, the Northampton plant’s production capacity is expected to increase by 200,000 MTPY to 750,000 MTPY by the end of 2021.
Production from the Northampton plant is transported by truck to our Chesapeake terminal.
Sampson
Our wood pellet production plant in Sampson, North Carolina (the “Sampson plant”), which was built based on our templated design and which we acquired from our sponsor’s first development joint venture in December 2016, commenced operations during the fourth quarter of 2016.
Production from the Sampson plant is transported by truck to our Wilmington terminal.
Southampton
We acquired a wood pellet production plant in Southampton County, Virginia (the “Southampton plant”) from our sponsor’s first development joint venture in December 2015. The Southampton plant is a build-and-copy replica of our Northampton plant. After a ramp period for the expansion project, the Southampton plant’s production capacity is expected to increase by 200,000 MTPY to 760,000 MTPY by the end of 2021.
Production from the Southampton plant is transported by truck to our Chesapeake terminal.
Waycross
In July 2020, we acquired a wood pellet production plant in Waycross, Georgia with a production capacity of approximately 800,000 MTPY (the “Waycross plant”).
Production from the Waycross plant is transported by rail to the Savannah terminal.
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
Wood fiber is a unique energy commodity in that, in resource basins like the Southern United States where we operate, more wood fiber grows each year than is harvested, meaning that the commodity is a negative depletion resource. Over the period from 1953 to 2015, the amount of timberland acreage in the U.S. South remained stable; however, during this same period wood fiber inventory stored in Southern forests increased by 108%. Between 2011, the year in which we opened our first wood pellet production plant, and 2019, forest inventory in our overall supply base increased by more than 370 million MT, or 18%.

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
We make wood pellets only with low-grade or leftover wood. Across our combined supply base, approximately 10% of the volume of harvested wood is purchased by us and other wood pellet producers, which represents an estimated 4% of the total stumpage value of harvested timber. Our sponsor has created a first-of-its kind, proprietary Track and Trace® program to track the origin and characteristics of fiber that we use, and we publish this information, providing unprecedented transparency into our fiber sourcing activities.
The wood fiber used for wood pellet production predominantly is comprised of:
•low-grade wood fiber: trees or wood that are unsuitable for or rejected by the sawmilling and lumber industries because of small size, defects (e.g. crooked or knotty), disease, or pest infestation;
•tops and limbs: the parts of trees that cannot be processed into lumber;
•commercial thinnings: harvests that promote the growth of higher value timber by removing weaker or deformed trees to reduce competition for water, nutrients, and sunlight; and
•mill residues: chips, sawdust and other wood industry byproducts.
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
As a result of the fragmented nature of tract ownership, we procure raw materials from hundreds of landowners, loggers, and timber industry participants, with no individual landowner representing a material fraction of any of our plants’ needs. Our wood fiber is procured under a variety of arrangements, including (1) logging contracts for the thinnings, pulpwood and other unmerchandised low-grade fiber, (2) in-woods chipping contracts and (3) contracts with timber dealers. Via our sponsor’s proprietary Track & Trace® system, we maintain traceability of the primary wood that is delivered to us directly from forests. Any supplier delivering wood to one of our plants must first share the details about the forest characteristics of the tract from which the wood is sourced with our forestry staff so we can verify that it meets our strict sustainability criteria. Our supplier contracts require a certification that the relevant tract information has been entered into our database before wood may be delivered directly from a particular tract. We summarize all such tract information periodically and publish tract-level details on our website. During 2020, we sourced wood fiber from approximately 363 suppliers, including brokers who source from landowners growing both hardwoods and softwoods and other suppliers. The diversity of our supply base and our facilities’ advantaged siting enables us to benefit from more reliable deliveries, at a lower cost, than others in our region or industry.

Plant Operations
Our plants receive wood fiber in both stem-length and chip form. When this raw material is delivered by truck from our suppliers, it is scaled for weight, checked for quality and recorded consistent with our Track & Trace® system and Responsible Sourcing Policy requirements at the scale house at each of our plants. Each truck is then unloaded in a particular location in each respective plant’s woodyard based on the form and species (generally hardwood or softwood) of the raw material. Stem-length wood is stacked by radial or portal cranes and chips are piled, typically through automated conveyors to be reclaimed later for use. Stem-length wood is debarked prior to processing, providing fuel for each plant’s drying systems.
Following debarking, stem-length wood is size-reduced through a disc chipper, the chip product from which is co-mingled with delivered chips. The production process begins by mixing a specific formula of species and form factors of chips and metering them into a set of green hammer mills, which perform primary sizing. The now-smaller chips are fed into a green chip bin and metered into a rotary kiln drier, where drying heat is provided by a biomass and bark-fueled furnace. Dried chips are fed from the drier to the secondary sizing process island, which comprises a combination of screening and dry-hammermilling to further size-reduce the chips. This dry, further size-reduced flour or meal is stored in a dry storage silo and conveyed to ripening bins which further homogenize moisture prior to pelletizing. To the extent sawdust or other residuals are available, it is also size-reduced and combined with the processed wood fiber at this point in the process. The meal is metered into a series of pellet mills where hydraulic pressure extrudes the fiber into wood pellets. The pressure and temperature of the pelleting process activate natural lignin present in the wood which acts as a natural binder and finishes the pellet with a shiny exterior. The pellets are gravity-fed into large coolers which utilize counter-current air flow to reduce pellet temperature and moisture. Once cool, the pellets, then averaging approximately 5-7% moisture, are screened to reduce entrained dust and then conveyed to finished goods silos prior to being loaded onto trucks, railcars or barges depending on the facility.
Our larger plants are staffed by approximately 85-100 employees including operators, maintenance technicians, quality leads and area, shift and operations supervisors. Plants operate two shifts per day, with four employee teams operating either on an alternating three days on, two days off, two days on, three days off, or alternating four days on, four days off, basis, with a rotation between day shift and night shift periodically. Plant management consists of a plant manager, operations manager, maintenance manager, quality manager, human capital manager and an environmental health and safety manager, complemented by wood procurement, sustainability, accounting and engineering personnel.
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
To-Port Logistics and Port Infrastructure
Each of our plants is located near multiple truck, rail, river and ocean transportation access points. We also have inland waterway access and rail access at the Chesapeake, Wilmington, Savannah and Panama City terminals. Our multi-year fixed-cost contracts with third-party logistics providers allow for long-term visibility into our to-port logistics cost structure.
The wood pellets produced at our plants are stored, terminaled and shipped to our customers, principally in the U.K., Europe and increasingly in Japan. Limited deep-water, dry-bulk terminaling assets exist in the Southeastern United States, and very few of them have the appropriate handling and storage infrastructure necessary for receiving, storing and loading wood pellets. In response to such scarcity, we have vertically integrated our Mid-Atlantic operations downstream to encompass finished product logistics and storage. As a largely fixed cost and capital intensive piece of the value chain, we believe our port infrastructure allows us to ship incremental product from our regional plants at a fraction of the cost of our competitors. Management of port terminal infrastructure is also a key element in reducing distribution-related costs as it allows us to manage the arrival and loading of vessels. Additionally, we are able to improve our cost position by maintaining a dedicated berth where pellets from our Mid-Atlantic region plants have priority and equipment with sufficient load-rate capabilities to turn around vessels within the allotted time windows.
In addition to terminaling wood pellets from our production plants, we will, on occasion, provide terminaling services for third- and related-party wood pellet producers as well as for owners of other dry-bulk commodities.

Port Operations
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
Wood pellets produced at our Sampson, Hamlet and Greenwood plants are terminaled at our Wilmington terminal. The Wilmington terminal accommodates Handysize, Supramax and Panamax-sized vessels, and has a receiving system that accommodates deliveries by truck and rail, a highly automated conveying system and two wood pellet storage domes with capacities of 45,000 MT each. The Wilmington terminal’s storage and loading capacity is more than adequate to store and facilitate the loading of wood pellets produced at our Sampson, Hamlet and Greenwood plants and its location decreases transportation time and costs through the entire supply chain. We benefit from preferential berth access and loading at our Wilmington terminal, which minimizes costs of shipping and logistics without need for excess storage.
Wood pellets produced at our Amory plant are transported by barge to the Mobile terminal for storage, handling and export pursuant to a short-term services agreement. The Mobile terminal is a privately owned and maintained deep-water, multi-berth terminal that operates 24 hours per day, seven days per week and is the fleeting and loading point for production from our Amory plant. The Amory plant is sited along a major inland waterway that makes transportation to the Mobile terminal easy and efficient, thereby reducing emissions and costs. Our ability to store our wood pellets in barges provides a capital-light, flexible solution that accommodates the storage needs of the Amory plant.
Wood pellets from our Cottondale plant are transported by short‑line rail to the Panama City terminal, where we store up to 32,000 MT of wood pellet inventory in a warehouse at Port Panama City. Production from the Cottondale plant is received, stored and loaded under a long‑term terminal services agreement with the Panama City Port Authority and a stevedoring contract, each of which runs through September 2023 and may be extended by us for an additional five-year period.
Wood pellets produced by our Waycross plant are transported by rail to the Savannah terminal, which has two wood pellet storage domes with a combined storage capacity of 50,000 MT, for storage, handling and export pursuant to a lease and associated terminal services agreement that are effective through 2028.
Please read Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” for more information regarding our plants, terminals and other long‑lived assets.
Our Contracts
We refer to the structure of our long-term sales contracts as “take-or-pay” because they include a firm obligation of the customer to take a fixed quantity of product at a stated price and provisions for us to be compensated in the event of a customer’s failure to accept all or a part of the contracted volumes or for termination of a contract by a customer. Our long-term sales contracts typically provide for annual inflation-based adjustments or price escalators. Certain of our long-term sales contracts also contain provisions that allow us to increase or decrease the volume of product that we deliver by a percentage of the base annual volume, as well as cost pass-through mechanisms related to stumpage, fuel or transportation costs (including pricing fluctuations in bunker fuel) and price adjustments based on actual product specifications. In addition, many of our long-term sales contracts provide for cost recovery and sharing arrangements in connection with certain changes in law or sustainability requirements as well as payments to us in the case of their termination as a result of such changes. In order to mitigate volatility in our shipping costs, we have entered into fixed-price shipping contracts with reputable shippers to form a shipping portfolio matching the terms and volumes of our sales contracts for which we are responsible for arranging shipping.

We also have entered into several other contracts that have smaller off-take quantities than the contracts described above. We continue to diversify our customer base; however, our largest customer accounted for 40% of our product sales in 2020 and, based on our current contract backlog, our largest customer will account for 20% of our product sales in 2025.
In some cases, we may purchase shipments of product from third-party suppliers and resell them in back-to-back transactions. We determined that we are the principal in such transactions because we control the pellets prior to transferring them to the customer and therefore we recognize the related revenue on a gross basis in product sales.
In some instances, a customer may request to cancel, defer or accelerate a shipment, in which case we seek to optimize our position by selling or purchasing the subject shipment to or from another party, including in some cases a related party, either within our contracted off‑take portfolio or as an independent transaction in the spot market. In most instances, the original customer pays us a fee, including reimbursement of any incremental costs, which is included in other revenue. Other revenue also includes certain sales and marketing, scheduling, sustainability, consultation, shipping and risk management services (collectively, the “Commercial Services”) that are outside of the scope of an existing take-or-pay off-take contract.
We also provide terminaling services for third- and related-party wood pellet producers as well as for owners of other dry-bulk commodities.
The following chart presents information relating to our and our sponsor’s long-term, take-or-pay off-take contracts:
____________________________________________
(1)    Represents the Partnership’s sales in 2020.
(2)    As of February 1, 2021, excluding volumes under the contracts between long-term off-take customers and our sponsor.
(3)    As of February 1, 2021, includes all volumes under the firm and contingent off-take contracts held by us and our sponsor. Although we expect to have the opportunity to acquire these contracts from our sponsor there can be no guarantee that we will acquire these, or any, contracts from our sponsor.
With our existing long-term, take-or-pay off-take contracts, all of the current production capacity of our production plants is fully contracted through 2025. As our current off-take contracts expire, we will seek to re-contract our capacity with a combination of renewals with existing customers, the assumption of additional contracts from our sponsor and the entry into contracts with new customers.
Contracted backlog
As of February 1, 2021, we had approximately $14.6 billion of product sales backlog for firm and contingent contracted product sales to our long-term off-take customers with a total weighted-average remaining term of 12.8 years. Contracted backlog represents the revenue to be recognized under existing contracts assuming deliveries occur as specified in the contracts. Contracted future product sales denominated in foreign currencies, excluding revenue hedged with foreign currency forward contracts, are included in U.S. Dollars at February 1, 2021 forward rates. The contracted backlog includes forward prices including inflation, foreign currency and commodity prices. The amount also includes the effects of related foreign currency derivative contracts.
Our expected future product sales revenue under our contracted backlog as of February 1, 2021 is as follows (in millions):

Period from February 1, 2021 to December 31, 2021	$1,033
Year ending December 31, 2022	1,274
Year ending December 31, 2023 and thereafter	12,284
Total product sales contracted backlog	$14,591
Assuming all volumes under the firm and contingent off-take contracts held by our sponsor were included with our product sales backlog for firm and contingent contracted product sales, the total weighted-average remaining term as of February 1, 2021 would increase to 14.0 years and product sales contracted backlog would increase to $19.9 billion as follows (in millions):

Period from February 1, 2021 to December 31, 2021	$1,032
Year ending December 31, 2022	1,325
Year ending December 31, 2023 and thereafter	17,537
Total product sales contracted backlog	$19,894
Included in the product sales contracted backlog above are $2.9 billion of contingent contracts held by our sponsor.
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

We are the largest producer by production capacity, and consider other companies with comparable scale, technical expertise or commercial infrastructure to be our competitors, including AS Graanul Invest, Pinnacle Renewable Energy Inc., Drax Biomass Inc., Fram Renewable Fuels, LLC, Highland Pellets LLC and Pacific BioEnergy Corporation.
Our Relationship with Our Sponsor
The Riverstone Funds became the majority owners of our sponsor in March 2010. In 2020, following a reorganization, certain affiliates of Riverstone, Riverstone Echo Continuation Holdings, L.P. and Riverstone Echo Rollover Holdings, L.P. became the majority owners of our sponsor.
We entered into a purchase rights agreement with our sponsor pursuant to which our sponsor agreed to provide us with a right of first offer to purchase any wood pellet production plant or deep‑water marine terminal that it, its subsidiaries or any other entity that it controls, owns and proposes to sell (each, a “ROFO Asset”) for a five-year period. Pursuant to an amendment, the term of the purchase rights agreement was extended to May 2021 and will automatically renew on an annual basis unless either party provides notice of termination within 60 days prior to the end of the then-current term.
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
We expect to continue to pursue the acquisition of such assets from our sponsor to the extent they are supported by long-term off-take contracts with creditworthy counterparties and have long useful lives, stable cost positions and advantaged locations.
Our sponsor owns approximately 34% of our common units and 100% of our General Partner. Our sponsor owns all of our incentive distribution rights, which entitle our sponsor to increasing percentages of our cash distributions above certain targets. As a result, our sponsor is incentivized to facilitate our access to accretive acquisition and organic growth opportunities, including those pursuant to the purchase rights agreement.
Our sponsor is developing and constructing certain wood pellet production and terminaling assets in the Southeastern United States. Although we expect to continue to have the opportunity to acquire assets, including from our sponsor, our sponsor may not complete their development projects, and our sponsor may not decide to sell assets or completed development projects to us.
Our Sponsor’s Assets and Development Projects
Our sponsor is constructing a wood pellet production plant in Lucedale, Mississippi and a deep-water marine terminal in Pascagoula, Mississippi. In addition, our sponsor is developing a wood pellet production plant in Epes, Alabama along with other sites in Mississippi and Alabama. Our sponsor employs a “build and copy” approach to constructing production plants and terminals, allowing synergies of common processes and operational knowledge. We expect to have the opportunity to acquire assets and off-take contracts from our sponsor.
Governmental Regulations
Our operations are subject to stringent and comprehensive federal, state and local laws and regulations governing matters including protection of the environment and natural resources, occupational health and safety and the release or discharge of materials into the environment, including air emissions. Such laws and regulations may require us to obtain permits, limit or avoid certain operational practices and incur costs for compliance or remediation. Failure to comply with such laws may also result in substantial liabilities, including possible fines and penalties, for unpermitted emissions or discharges from our operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of investigatory and remedial obligations and the issuance of orders enjoining some or all of our operations in affected areas.
Moreover, the global trend in environmental regulation is towards increasingly broad and stringent requirements for activities that may affect the environment. Any changes in environmental laws and regulations or re‑interpretation of enforcement policies that result in more stringent and costly requirements could have a material adverse effect on our operations and financial position. Although we monitor environmental requirements closely and budget for the expected costs, actual future expenditures may be different from the amounts we currently anticipate spending. Moreover, certain environmental laws impose strict joint and several liability for costs to clean up and restore sites where pollutants have been disposed or otherwise spilled or released, potentially resulting in significant costs and liabilities for remediation of resulting damage to property, natural resources or persons. Although we believe that our competitors face similar environmental requirements, market factors may prevent us from passing on any increased costs to our customers. Additionally, although we believe that continued compliance with existing requirements will not materially adversely affect us, there is no assurance that the current levels of regulation will continue in the future.
The following summarizes some of the more significant existing environmental, health and safety laws and regulations applicable to our operations, the failure to comply with which could have a material adverse impact on our capital expenditures, results of operations and financial position.
Air Emissions
The federal Clean Air Act, as amended (the “CAA”), and state and local laws and regulations that implement and add to CAA requirements, regulate the emission of air pollutants from our facilities. The CAA and state and local laws and regulations impose significant monitoring, testing, recordkeeping and reporting requirements for these emissions. These laws and regulations require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit emission limits, and in certain cases utilize specific equipment or technologies to control and measure emissions. Obtaining these permits can be both costly and time intensive and has the potential to delay opening of new plants or significant expansion of existing plants; moreover, complying with these permits, including satisfying testing requirements, can be costly and time-intensive. Failure to comply with these laws, regulations and permit requirements may cause us to face fines, penalties or injunctive orders in connection with air pollutant emissions from our operations.
The CAA requires that we obtain various construction and operating permits, including, in some cases, Title V air permits. In certain cases, the CAA requires us to incur capital expenditures to install air pollution control devices at our facilities. We are also required to control fugitive emissions from our operations and may face fines, penalties or injunctive orders in connection with fugitive emissions. We have incurred, and expect to continue to incur, substantial administrative, operating and capital expenditures to maintain compliance with CAA requirements that have been promulgated or may be promulgated or revised in the future.
Climate Change and Greenhouse Gases
Our operations are subject to limited direct regulation with respect to emissions of GHGs. For example, at this time, the U.S. Environmental Protection Agency (the “EPA”) requires certain large facilities to undergo CAA pre-construction review and obtain operating permits for their GHG emissions. Our operations are also indirectly affected by regulations regarding the carbon treatment of biomass. Several jurisdictions to which we ship our product have imposed regulations on the characterization of biomass as a carbon-neutral fuel, and any change that imposes more stringent regulations on the characterization of biomass as carbon-neutral could negatively impact demand for our products or require us to incur additional costs to achieve such characterization of our products. For more information, see our risk factor titled “Changes in the treatment of biomass could adversely impact our business.” Finally, scientists have concluded that increasing concentrations of GHGs in the earth’s atmosphere may produce climate changes that have significant physical effects, such as sea-level rise, increased frequency and severity of storms, floods and other climatic events, including forest fires. If any such effects were to occur, they could have an adverse effect on our operations.
Safety and Maintenance
We are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act, as amended (“OSHA”), and comparable state statutes, whose purpose is to protect the health and safety of workers. OSHA regulations impose various requirements, including with respect to training, policies and procedures and maintenance. In addition, the OSHA hazard communication standards in the Emergency Planning and Community Right-to-Know Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that this information be provided to employees, state and local governmental authorities and citizens. National Fire Protection Association (NFPA) standards for combustible dust require our facilities to incorporate pollution control equipment such as cyclones, baghouses and electrostatic precipitators to minimize regulated emissions. Our deep-water marine terminals must also adhere to Homeland Security/U.S. Coast Guard regulations regarding physical security and emergency response plans. We continually strive to maintain compliance with applicable air, solid waste and wastewater regulations; nevertheless, we cannot guarantee that serious accidents will not occur in the future.
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
Human Capital
We do not have any employees. We are party to management services agreements (the “MSAs”) with Enviva Management Company, pursuant to which Enviva Management Company provides us with the employees, management and services necessary for the operation of our business. As of December 31, 2020, Enviva Management Company had 1,135 employees. We refer to the employees of Enviva Management Company as our employees in this annual report. Please read Part II, Item 13. “Certain Relationships and Related Transactions, and Director Independence—Other Transactions with Related Persons—Management Services Agreement” for more information regarding our MSAs with Enviva Management Company.
Principal Executive Offices
Our principal executive offices are located at 7200 Wisconsin Avenue, Suite 1000, Bethesda, Maryland 20814.
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
Summary Risk Factors
Our business is subject to numerous risks and uncertainties, including those described in this Item 1A “Risk Factors.” These risks include the following:
•We may not have sufficient cash from operations following the establishment of cash reserves and payment of costs and expenses, including cost reimbursements to our General Partner and its affiliates, to enable us to pay quarterly distributions to our unitholders at our current distribution rate.
•We will derive substantially all our revenues from six customers in 2021, five of which are in Europe. If we fail to continue to diversify our customer base, our results of operations, business and financial position and ability to pay distributions to our unitholders could be materially adversely affected.
•Changes in laws or government policies, incentives and taxes related to low-carbon and renewable energy may affect customer demand for our products.
•Challenges to or delays in the issuance of air permits, or our failure to comply with our permits, could impair our operations and ability to expand our production.
•Federal, state and local legislative and regulatory initiatives relating to forestry products and the potential for related litigation could result in increased costs and/or additional operating restrictions and delays, which could cause a decline in the demand for our products and negatively impact our business, financial condition and results of operations.
•We may be unable to complete our construction projects on time, and our construction costs could increase to levels that make the return on our investment less than expected.
•The satisfactory delivery of substantially all of our production is dependent on continuous access to infrastructure at our owned, leased and third-party-operated terminals. Loss of access to our ports of shipment and destination, including through failure of terminal equipment and port closures, could adversely affect our financial results and cash available for distribution.
•Failure to maintain effective quality control systems at our production plants and deep-water marine terminals could have a material adverse effect on our business and operations.
•Our business is subject to operating hazards and other operational risks, which may have a material adverse effect on our business and results of operations. We may also not be adequately insured against such events.
•Significant increases in the cost, or decreases in the availability, of raw materials or sourced wood pellets could result in lower revenue, operating profits and cash flows, or impede our ability to meet commitments to our customers.
•We are exposed to the credit risk of our contract counterparties, including the customers for our products, and any material nonpayment or nonperformance by our customers could adversely affect our financial results and cash available for distribution.
•The international nature of our business subjects us to a number of risks, including foreign exchange risk and unfavorable political, regulatory and tax conditions in foreign countries.
•Enviva Holdings, LP owns and controls our General Partner, which has sole responsibility for conducting our business and managing our operations. Our General Partner and its affiliates, including Enviva Holdings, LP, have conflicts of interest with us and limited duties, and they may favor their own interests to our detriment and that of our unitholders.
•The board of directors of our General Partner may modify or revoke our cash distribution policy at any time at its discretion. Our partnership agreement does not require us to pay any distributions at all.
•Our partnership agreement eliminates and replaces our General Partner’s fiduciary duties to holders of our units.

•Our partnership agreement restricts the remedies available to holders of our units for actions taken by our General Partner that might otherwise constitute breaches of fiduciary duty.
•Our sponsor has certain incentive distribution rights that reduce the amount of our cash available for distribution to our common unitholders.
•Holders of our common units have limited voting rights and are not entitled to elect our General Partner or its directors.
•We may issue additional units without unitholder approval, which would dilute existing unitholder ownership interests.
•The New York Stock Exchange (the “NYSE”) does not require a publicly traded partnership like us to comply with certain of its corporate governance requirements.
•Our tax treatment depends on our status as a partnership for federal income tax purposes and not being subject to a material amount of entity‑level taxation. If the Internal Revenue Service (“IRS”) were to treat us as a corporation for federal income tax purposes, or we become subject to entity‑level taxation for state tax purposes, our cash available for distribution to our unitholders would be substantially reduced.
•The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.
•Even if unitholders do not receive any cash distributions from us, unitholders will be required to pay taxes on their share of our taxable income.
•Tax-exempt entities face unique tax issues from owning our common units that may result in adverse tax consequences to them.
Risks Related to Our Business
We may not have sufficient cash from operations following the establishment of cash reserves and payment of costs and expenses, including cost reimbursements to our General Partner and its affiliates, to enable us to pay quarterly distributions to our unitholders at our current distribution rate.
We may not have sufficient cash each quarter to enable us to pay quarterly distributions at our current distribution rate. The amount of cash we can distribute on our common units principally depends on the amount of cash we generate from our operations, which fluctuates from quarter to quarter based on various factors, some of which are beyond our control, including the following:
•the volume and quality of wood pellets that we are able to produce or source and profitably sell, which could be adversely affected by, among other things, operating or technical difficulties at our plants or terminals;
•the prices at which we are able to sell our products;
•the ability and willingness of our customers to fully perform under our off-take agreements;
•our ability to successfully negotiate, complete and integrate assets and business or to realize the anticipated benefits of such acquisitions, as well as our ability to organically expand our operations in a cost-effective manner;
•the level of competition from other wood pellet producers and suppliers of competing sources of fuel for heat and power generation, as well as the price and availability of such competing sources; and
•the impact of prevailing regional economic and regulatory conditions in the areas in which we and our customers operate.
In addition, the actual amount of cash we have available for distribution depends on other factors, some of which are beyond our control, including the level of capital expenditures we make, fluctuations in our working capital needs, our cost of capital and ability to access the capital markets, fluctuations in interest rates, our debt service requirements and other liabilities, restrictions contained in our existing or future debt agreements and the amount of cash reserves established by our General Partner.
We will derive substantially all our revenues from six customers in 2021, five of which are located in Europe. If we fail to continue to diversify our customer base, our results of operations, business and financial position and ability to pay distributions to our unitholders could be materially adversely affected.

Our contracts with Drax, Lynemouth Power, MGT, RWE, Ørsted and Sumitomo, five of which are located in Europe, will represent substantially all of our product sales volumes in 2021; as a result, we face counterparty and geographic concentration risk. The ability of each of our customers to perform its obligations under a contract with us will depend on a number of factors that are beyond our control and may include the overall financial condition of the counterparty, the counterparty’s access to capital, the condition of the regional and global power, heat and combined heat and power generation industry, continuing regulatory and economic support for wood pellets as a fuel source, spot market pricing trends and general economic conditions. In addition, in depressed market conditions, our customers may no longer need the amount of our products they have contracted for or may be able to obtain comparable products at a lower price. If economic, political, regulatory or financial market conditions in Europe deteriorate and/or our customers experience a significant downturn in their business or financial condition, they may attempt to renegotiate, reject or declare force majeure under our contracts. Should any counterparty fail to honor its obligations under a contract with us, we could sustain losses, which could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution. We may also decide to renegotiate our existing contracts on less favorable terms and/or at reduced volumes in order to preserve our relationships with our customers.
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
Any reduction in the amount of wood pellets purchased by our customers or our inability to renegotiate or replace our existing contracts on economically acceptable terms, or our failure to successfully penetrate new markets within and outside of Europe in the future, could have a material adverse effect on our results of operations, business and financial position, as well as our ability to pay distributions to our unitholders.
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
Our long-term off-take contracts typically set base prices subject to annual price escalation and other pricing adjustments for changes in certain of our underlying costs of operations, including, in some cases, for stumpage or diesel fuel. However, such cost pass-through mechanisms may only pass a portion of our total costs through to our customers. If our operating costs increase significantly during the terms of our long-term off-take contracts beyond the levels of pricing and cost protection afforded to us under the terms of such contracts, our results of operations, business and financial position, and ability to pay distributions to our unitholders, could be adversely affected.
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
The growth of our business depends in part on locating and acquiring interests in additional wood pellet production plants and marine terminals at favorable prices.
Our business strategy includes growing our business through drop‑down and third-party acquisitions that increase our cash generated from operations and cash available for distribution on a per-unit basis. Various factors could affect the availability of attractive projects to grow our business, including:

•our sponsor’s failure to complete its development projects in a timely manner or at all, which could result from, among other things, permitting challenges, failure to procure requisite financing or equipment, construction difficulties or an inability to obtain off‑take contracts on acceptable terms;
•our sponsor’s failure to offer its assets for sale;
•our inability to exercise our right of first offer with respect to any asset that our sponsor offers to us; and
•fewer accretive third‑party acquisition opportunities than we expect, which could result from, among other things, available projects having less desirable economic returns, competition, anti‑trust concerns or higher risk profiles than we believe suitable for our business plan and investment strategy.
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
We may consummate acquisitions we believe will be accretive, but result in a decrease in our cash available for distribution per unit. Any acquisition involves potential risks, some of which are beyond our control, including:
•mistaken assumptions about revenues and costs, including synergies;
•the inability to successfully integrate businesses we acquire;
•the inability to hire, train or retain qualified personnel to manage and operate our business and newly acquired assets;
•the assumption of unknown liabilities;
•limitations on our access to indemnification from the seller;
•incorrect assumptions about the overall costs of equity or debt;
•the diversion of management’s attention to other business concerns;
•unforeseen difficulties in connection with operating newly acquired assets or in new geographic areas;
•customer or key employee losses at acquired businesses; and
•the inability to meet obligations in off‑take or other contracts associated with acquisitions.
If we consummate any future acquisitions, our capitalization and results of operations may change significantly, and unitholders will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in determining the application of our funds and other resources to acquisitions.
Regulatory and Litigation Risks
Changes in laws or government policies, incentives and taxes related to low-carbon and renewable energy may affect customer demand for our products.
Consumers of utility-grade wood pellets currently use our products either as part of a binding obligation to generate a certain percentage of low-carbon energy or because they receive direct or indirect financial support or incentives to do so. Financial support is often necessary to cover the generally higher costs of wood pellets compared to conventional fossil fuels like coal. In most countries, once the government implements a tax (e.g., the U.K.’s carbon price floor tax) or a preferable tariff or specific renewable energy policy either supporting a renewable energy generator or the energy generating sector as a whole, such tax, tariff or policy is guaranteed for a specified period of time, sometimes for the investment lifetime of a generator’s project. However, governmental policies that currently support the use of biomass may adversely modify their tax, tariff or incentive regimes, and the future availability of such taxes, tariffs or incentive regimes, either in current jurisdictions beyond the prescribed timeframes or in new jurisdictions, is uncertain. Demand for wood pellets could be substantially lower than expected if government support is removed, reduced or delayed or, in the future, is insufficient to enable successful deployment of biomass power at the levels currently projected. In addition, regulatory changes such as new requirements to install additional pollution control technology could require us to curtail or amend operations to meet new greenhouse gas (“GHG”) emission limits. This may also affect demand for our products in addition to increasing our operational costs.

Biomass energy generation requires the use of biomass that is derived from acceptable sources and is demonstrably sustainable. This typically is implemented through biomass sustainability criteria, which either are a mandatory element of eligibility for financial subsidies to biomass energy generators or will become mandatory in the future. For more information, see our risk factor titled “Changes in the treatment of biomass could adversely impact our business.” As a biomass fuel supplier, the viability of our business is therefore dependent on our ability to comply with such requirements. This may restrict the types of biomass we can use and the geographic regions from which we source our raw materials, and may require us to reduce the GHG emissions associated with our supply and production processes.
Currently, some elements of the criteria with which we must comply, including rules relating to forest management practices and carbon accounting, are under revision. Certain requirements, such as the regulations in place in jurisdictions from which we source biomass, may be beyond our ability to control. If different sustainability requirements are adopted in the future, demand for our products could be materially reduced in certain markets, and our results of operations, business and financial position, and our ability to pay distributions to our unitholders, may be materially adversely affected.
Challenges to or delays in the issuance of air permits, or our failure to comply with our permits, could impair our operations and ability to expand our production.
Our plants are subject to the requirements of the Clean Air Act and must either receive minor source permits from the states in which they are located or a major source permit, which is subject to the approval of the EPA. In general, our facilities are eligible for minor source permits following the application of pollution control technologies. However, we could experience substantial delays with respect to obtaining such permits, including as a result of any challenges to the issuance of our permits or other factors, which could impair our ability to operate our wood pellet production plants or expand our production capacity. In addition, any new air permits we receive could require that we incur additional expenses to install emissions control technologies, limit our operations and impede our ability to satisfy emission limitations and/or stringent testing requirements to demonstrate compliance therewith. Failure to meet such requirements could have a material adverse effect on our results of operations, business and financial position, and our ability to pay distributions to our unitholders.
Federal, state and local legislative and regulatory initiatives relating to forestry products and the potential for related litigation could result in increased costs and/or additional operating restrictions and delays, which could cause a decline in the demand for our products and negatively impact our business, financial condition and results of operations.
Our raw materials are byproducts of traditional timber management and harvesting, principally low-value wood materials such as thinnings and the tops and limbs of trees that are generated in a harvest and industrial residuals (chips, sawdust and other wood industry byproducts). Commercial forestry is regulated by complex regulatory frameworks at the federal, state and local levels. Among other federal laws, the Clean Water Act and the Endangered Species Act have been applied to commercial forestry operations through agency regulations and court decisions, as well as through the delegation to states to implement and monitor compliance with such laws. State forestry laws, as well as land-use regulations and zoning ordinances at the local level, are also used to manage forests in the Southeastern United States, as well as other regions from which we may need to source raw materials in the future. Any new or modified laws or regulations at any of these levels could have the effect of reducing forestry operations in areas where we procure our raw materials and consequently may prevent us from purchasing raw materials in an economic manner, or at all. In addition, future regulation of, or litigation concerning, the use of timberlands, the protection of endangered species, the promotion of forest biodiversity and the response to and prevention of wildfires, as well as litigation, campaigns or other measures advanced by special interest groups, could also reduce the availability of the raw materials required for our operations.
Changes in the treatment of biomass could adversely impact our business.
Multiple regulatory agencies, including in jurisdictions where we sell our products, have noted that biomass can support a transition away from fossil fuels and towards a more sustainable energy sector. However, when poorly managed, use of biomass can be related to land conversion, biodiversity and GHG emissions. Therefore, various rules have been issued to regulate the sustainability claims associated with the use of biomass, which in turn may require us to adopt certain practices in our operations.
For example, the European Union has promulgated directives on renewable energy that, among other things, establish targets for renewable energy supply and establish certain sustainability requirements for biomass, including requirements related to carbon stocks and land use. If the wood pellets we produce do not conform to these or future requirements, our customers would not be able to count energy generated therefrom towards these renewable energy goals, which could decrease demand for our products. Biomass has been under additional regulatory scrutiny in recent years to develop standards to safeguard against adverse environmental effects from its use. Although regulators continue to consider biomass harvested with certain practices to be sustainable, certain special interest groups that focus on environmental issues have expressed their opposition to the use of biomass, both publicly and directly, to domestic and foreign regulators, policy makers, power, heat or combined heat and power generators (“generators”) and other industrial users of biomass. These groups are also actively lobbying, litigating and undertaking other actions domestically and abroad in an effort to increase the regulation of, reduce or eliminate the incentives and support for, or otherwise delay, interfere with or impede the production and use of biomass for or by generators. For example, several commenters to the EU’s proposed sustainable finance criteria for climate change mitigation and adaptation have encouraged the EU not to classify the use of forest-related biomass as sustainable. Such efforts, if successful, could materially adversely affect our results of operations, business and financial condition and our ability to pay distributions to our unitholders.
Our operations are subject to stringent environmental and occupational health and safety laws and regulations that may expose us to significant costs and liabilities.
Our operations are subject to stringent federal, regional, state and local environmental, health and safety laws and regulations. These laws and regulations govern environmental protection, occupational health and safety, the release or discharge of materials into the environment, air emissions, wastewater discharges, the investigation and remediation of contaminated sites and allocation of liability for cleanup of such sites. These laws and regulations may restrict or impact our business in many ways, including by requiring us to acquire permits or other approvals to conduct regulated activities, limiting our air emissions or wastewater discharges or requiring us to install costly equipment to control, reduce or treat such emissions or discharges and impacting our ability to modify or expand our operations. We may be required to make significant capital and operating expenditures to comply with these laws and regulations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of investigatory or remedial obligations, suspension or revocation of permits and the issuance of orders limiting or prohibiting some or all of our operations. Adoption of new or modified environmental laws and regulations may impair the operation of our business, delay or prevent expansion of existing facilities or construction of new facilities and otherwise result in increased costs and liabilities, which may be material.
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
Our net-zero goals, including our failure to achieve them, could adversely affect our business.
We recently announced our intention to become carbon-neutral in our operations by 2030 and to publicly report our progress against these goals. Our estimates concerning the timing and cost of implementing our goals are subject to risks and uncertainties, some of which are outside of our control. We also may face greater scrutiny as a result of our announcement and publication of our progress, and our failure to achieve our voluntary net-zero goals could lead to adverse press coverage or other public attention.
Operational Risks
We may be unable to complete our construction projects on time, and our construction costs could increase to levels that make the return on our investment less than expected.
Historically, we typically have acquired wood pellet production plants, marine export terminals and other assets that had already commenced commercial operations. In response to the increasing demand for our product, we have begun undertaking expansion projects at some of our plants to increase their production capacity or make other improvements.
We may face delays or unexpected developments in completing our current or future construction projects, including as a result of our failure to timely obtain the equipment, services or access to infrastructure necessary for the operation of our projects at budgeted costs, maintain all necessary rights to land access and use and/or obtain and/or maintain environmental and other permits or approvals. These circumstances could prevent our construction projects from commencing operations or from meeting our original expectations concerning timing, operational performance, the capital expenditures necessary for their completion and the returns they will achieve. Our inability to complete and transition our construction projects into financially successful operating projects on time and within budget could have a material adverse effect on our results of operations, business and financial position, as well as our ability to pay distributions to our unitholders.

The satisfactory delivery of substantially all of our production is dependent on continuous access to infrastructure at our owned, leased and third-party-operated terminals. Loss of access to our ports of shipment and destination, including through failure of terminal equipment and port closures, could adversely affect our financial results and cash available for distribution.
Substantially all of our production is dependent on infrastructure at our owned, leased and third-party-operated ports. Should we suffer a catastrophic failure of the equipment at these ports or otherwise experience port closures, including for security or weather-related reasons, we could be unable to fulfill off‑take obligations or incur substantial additional transportation costs, which would reduce our cash flow. Moreover, we rely on various ports of destination, as well as third parties who provide stevedoring or other services at our ports of shipment and destination or from whom we charter oceangoing vessels and crews, to transport our product to our customers. Loss of access to these ports for any reason, or failure of such third-party service providers to uphold their contractual obligations, may impact our ability to fulfill our obligations under our off-take contracts, cause interruptions to our shipping schedule and cause us to incur substantial additional transportation or other costs, all of which could have a material adverse effect on our business, financial condition and results of operations.
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
Our business is subject to operating hazards and other operational risks, which may have a material adverse effect on our business and results of operations. We may also not be adequately insured against such events.
Our business could be materially adversely affected by operating hazards and other risks to our operations. We produce a combustible product that may under certain circumstances present a risk of fires and explosions or other hazards. Moreover, severe weather, such as floods, earthquakes, hurricanes or other natural disasters, climatic phenomena, such as drought, and other catastrophic events, such as plant or shipping disasters, could impact our operations by causing damage to our facilities and equipment, affecting our ability to deliver our product to our customers and impacting our customers’ ability to take delivery of our products. Such events may also adversely affect the ability of our suppliers or service providers to provide us with the raw materials or services we require or the ability to load, transport and unload our product.
In addition, the scientific community has concluded that severe weather will increase in frequency and intensity as result of increasing concentrations of GHGs in the Earth’s atmosphere, and that climate change will have significant physical effects, including sea-level rise, increased frequency and severity of hurricanes and other storms, flooding, drought and forest fires. We and our suppliers operate in coastal and wooded areas in geographic regions that are susceptible to such climate impacts.
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
Although we currently use a portion of our cash reserves and cash generated from our operations to maintain, develop and improve our assets and facilities, such investment may, over time, be insufficient to preserve the operating profile required for us to meet our planned profitability or meet the evolving quality and product specifications demanded by our customers. Moreover, our current and future construction and other capital projects may be capital-intensive or suffer cost-overruns. Accordingly, if we exceed our budgeted capital expenditures and/or additional capital expenditures become necessary in the future and we are unable to execute our construction, maintenance or improvement programs successfully, within budget, and in a timely manner, our results of operations, business and financial position, and our ability to pay distributions to our unitholders, may be materially adversely affected.
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
Market and Credit Risks
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
In addition to our production, we purchase wood pellets produced by other suppliers to fulfill our obligations under our portfolio of long-term off-take contracts or take advantage of market dislocations on an opportunistic basis. Any reliance on other wood pellet producers exposes us to the risk that such suppliers will fail to satisfy their obligations to us pursuant to the associated off-take contracts, including by failing to timely meet quality specifications and volume requirements. Any such failure could increase our costs or prevent us from meeting our commitments to our customers, and thereby could have an adverse effect on our results of operations, business and financial position, and our ability to pay distributions to our unitholders.
We are exposed to the credit risk of our contract counterparties, including the customers for our products, and any material nonpayment or nonperformance by our customers could adversely affect our financial results and cash available for distribution.
We are subject to the risk of loss resulting from nonpayment or nonperformance by our contract counterparties, including our long-term off-take customers and suppliers. Our credit procedures and policies may not be adequate to fully eliminate counterparty credit risk. If we fail to adequately assess the creditworthiness of existing or future customers or suppliers, or if their creditworthiness deteriorates unexpectedly, any resulting nonpayment or nonperformance by them could have an adverse impact on our results of operations, business and financial position, and our ability to pay distributions to our unitholders.
Impacts to the cost or availability of transportation and other infrastructure could reduce our revenues.
Disruptions to or increases in the cost of local or regional transportation services and other forms of infrastructure, such as electricity, due to shortages of vessels, barges, railcars or trucks, weather-related problems, flooding, drought, accidents, mechanical difficulties, bankruptcy, strikes, lockouts, bottlenecks or other events could increase our costs, temporarily impair our ability to deliver products to our customers and might, in certain circumstances, constitute a force majeure event under our customer contracts, permitting our customers to suspend taking delivery of and paying for our products.
In addition, persistent disruptions in our access to infrastructure may force us to halt production as we reach storage capacity at our facilities. Accordingly, if the primary transportation services we use to transport our products are disrupted, and we are unable to find alternative transportation providers, it could have a material adverse effect on our results of operations, business and financial position, and our ability to pay distributions to our unitholders.
We compete with other wood pellet producers and, if growth in domestic and global demand for wood pellets meets or exceeds management’s expectations, the competition within our industry may grow significantly.
We compete with other wood pellet production companies for the customers to whom we sell our products. Other current producers of utility‑grade wood pellets include AS Graanul Invest, Pinnacle Renewable Energy Inc., Drax Biomass Inc., Fram Renewable Fuels, LLC, Highland Pellets LLC and Pacific BioEnergy Corporation. Competition in our industry is based on price, consistency and quality of product, site location, distribution and logistics capabilities, customer service, creditworthiness and reliability of supply. Some of our competitors may have greater financial and other resources than we do, may develop technology superior to ours or may have production plants sited in more advantageous locations from a logistics, procurement or other cost perspective.
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
Financial Risks
Our level of indebtedness may increase, thereby reducing our financial flexibility.
As of December 31, 2020, our total debt was $926.0 million, which primarily consisted of $746.9 million outstanding under our 6.5% senior unsecured notes due 2026. In the future, we may incur additional indebtedness in order to make acquisitions or to develop our properties. Our level of indebtedness could affect our operations in several ways, including the following:
•a significant portion of our cash flows could be used to service our indebtedness;
•the covenants contained in the agreements governing our outstanding indebtedness may limit our ability to borrow additional funds, dispose of assets, pay distributions and make certain investments;
•our debt covenants may also affect our flexibility in planning for, and reacting to, changes in the economy and in our industry;
•a high level of debt would increase our vulnerability to general adverse economic and industry conditions;
•a high level of debt may place us at a competitive disadvantage compared to our competitors that may be less leveraged and therefore may be able to take advantage of opportunities that our indebtedness would prevent us from pursuing; and
•a high level of debt may impair our ability to obtain additional financing in the future for working capital, capital expenditures, debt service requirements, acquisitions or general partnership or other purposes.
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
We may experience foreign currency exchange and interest rate volatility in our business. We began to use hedging transactions in 2016 with respect to certain of our off-take contracts which are, in part or in whole, denominated in foreign currencies, and are party to interest rate swaps with respect to a portion of our variable rate debt, in an effort to achieve more predictable cash flow and to reduce our exposure to foreign currency exchange and interest rate fluctuations.
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
General Risk Factors
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
Substantially all of our current product sales are to customers that operate outside of the United States. As a result, we face certain risks inherent in maintaining international operations that include foreign exchange movements, restrictions on foreign trade and investment, including currency exchange controls imposed by or in other countries and trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could increase the prices of our products and make our products less competitive in some countries.
Labor strikes or work stoppages by our employees could harm our business.
Unionization activities could occur among non-union employees. If union employees strike, participate in a work stoppage or slowdown or engage in other forms of labor strike, it could lead to disruptions in our business, increases in our operating costs and constraints on our operating flexibility. Strikes, work stoppages or an inability to negotiate future collective bargaining agreements on commercially reasonable terms could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Uncertainty relating to the London Inter-bank Offered Rate (“LIBOR”) calculation process and potential phasing out of LIBOR in 2023 may adversely affect our current or future debt obligations, including our senior secured revolving credit facility.
On July 27, 2017, the Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021, which was extended through June 2023 for U.S. dollar LIBOR values. At this time, it is not possible to predict what such phase out, alternative reference rates or other reforms, if they occur, will have on the amount of interest paid on, or the market value of, our current or future debt obligations, including our senior secured revolving credit facility.

The departure of the U.K. from the EU could adversely affect our results of operations, business and financial position and ability to pay distributions to our unitholders.
The U.K. formally withdrew from the EU in January 2020 under Article 50 of the Treaty of the European Union and was subject to a transition period until the end of 2020. During this period, there has been no fundamental change to U.K.-EU relations, except for the withdrawal of U.K. memberships from EU political institutions. The transition period ceased on December 31, 2020 and as of January 31, 2021 U.K.-EU relations will be determined by a new agreement.
We have take-or-pay off-take contracts with utilities and large generators in the U.K. and in other European markets. For the year ended December 31, 2020, approximately 68% of our product sales were derived from contracts with customers in the U.K. and 28% of our product sales were derived from contracts with customers in other European markets.
The lack of precedent for an exit of a European Member State from the EU means that it is unclear how the access of U.K. businesses to the EU Single Market and how the legal and regulatory environments in the U.K. and the EU will be impacted.
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
Enviva Holdings, LP, owns and controls our General Partner and appoints all of the directors of our General Partner. Although our General Partner has a duty to manage us in a manner that it believes is not adverse to our interest, the executive officers and directors of our General Partner have a fiduciary duty to manage our General Partner in a manner beneficial to our sponsor. Therefore, conflicts of interest may arise between our sponsor or any of its affiliates, including our General Partner, on the one hand, and us or any of our unitholders, on the other hand. In resolving these conflicts of interest, our General Partner may favor its own interests and the interests of its affiliates over the interests of our common unitholders. These conflicts may include the following:
•our General Partner is allowed to take into account the interests of parties other than us, such as our sponsor, in exercising certain rights under our partnership agreement;
•neither our partnership agreement nor any other agreement requires our sponsor to pursue a business strategy that favors us;
•our partnership agreement eliminates and replaces the fiduciary duties that would otherwise be owed by our General Partner with contractual standards governing its duties, limits our General Partner’s liabilities and restricts the remedies available to our unitholders for actions that, without such eliminations and limitations, might constitute breaches of fiduciary duty;

•except in limited circumstances, our General Partner has the power and authority to conduct our business without unitholder approval;
•our General Partner determines the amount and timing of asset purchases and sales, borrowings, issuances of additional partnership securities and the level of reserves, each of which can affect the amount of cash that is distributed to our unitholders;
•our General Partner determines the amount and timing of any cash expenditure and whether an expenditure is classified as a maintenance capital expenditure, which reduces operating surplus, or an expansion capital expenditure, which does not reduce operating surplus. This determination can affect the amount of cash from operating surplus that is distributed to our common unitholders relative to our sponsor as the holder of our incentive distribution rights;
•our General Partner may cause us to borrow funds in order to permit the payment of cash distributions;
•our partnership agreement permits us to distribute up to $39.3 million as operating surplus, even if it is generated from asset sales, borrowings other than working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions to holders of our incentive distribution rights;
•our General Partner determines which costs incurred by it and its affiliates are reimbursable by us, including through the MSAs;
•our partnership agreement does not restrict our General Partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with its affiliates on our behalf;
•our General Partner intends to limit its liability regarding our contractual and other obligations;
•our General Partner may exercise its right to call and purchase common units if it and its affiliates own more than 80% of the common units;
•our General Partner controls the enforcement of obligations that it and its affiliates owe to us;
•our General Partner decides whether to retain separate counsel, accountants or others to perform services for us; and
•our General Partner may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to our sponsor’s incentive distribution rights without the approval of the conflicts committee of the board of directors of our General Partner or the unitholders. This election may result in lower distributions to the common unitholders in certain situations.
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
Pursuant to our cash distribution policy, we intend to distribute quarterly at least $0.4125 per unit on all of our units to the extent we have sufficient cash after the establishment of cash reserves and the payment of our expenses, including payments to our General Partner and its affiliates. However, the board may change our cash distribution policy at any time at its discretion and could elect not to pay distributions for one or more quarters. Please read Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Cash Distribution Policy.”
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
We intend to distribute most of our cash available for distribution, which could cause our growth to proceed at a slower pace than that of businesses that reinvest their cash to expand ongoing operations. To the extent we issue additional units, whether in connection with acquisitions, expansion capital expenditures or otherwise, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our partnership agreement on our ability to issue additional units, including units ranking senior to the common units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may impact the cash that we have available to distribute to our unitholders.
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
Our partnership agreement contains provisions that eliminate and replace the fiduciary standards to which our General Partner would otherwise be held by state fiduciary duty law. For example, our partnership agreement permits our General Partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our General Partner, or otherwise free of fiduciary duties to us and our unitholders. This entitles our General Partner to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. Examples of decisions that our General Partner may make in its individual capacity include:
•how to allocate business opportunities among us and its affiliates;
•whether to exercise its call right;
•whether to seek approval of the resolution of a conflict of interest by the conflicts committee of the board of directors of our General Partner;
•how to exercise its voting rights with respect to the units it owns;
•whether to exercise its registration rights;
•whether to elect to reset target distribution levels; and
•whether or not to consent to any merger or consolidation of the Partnership or amendment to the partnership agreement.
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
Our partnership agreement contains provisions that restrict the remedies available to unitholders for actions taken by our General Partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. For example, our partnership agreement provides that:
•whenever our General Partner makes a determination or takes, or declines to take, any other action in its capacity as our General Partner, our General Partner is generally required to make such determination, or take or decline to take such other action, in good faith, and will not be subject to any higher standard imposed by our partnership agreement, Delaware law, or any other law, rule or regulation, or at equity;
•our General Partner and its officers and directors will not be liable for monetary damages or otherwise to us or our limited partners resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that such losses or liabilities were the result of conduct in which our General Partner or its officers or directors engaged in bad faith, meaning that they believed that the decision was adverse to our interest or, with respect to any criminal conduct, with knowledge that such conduct was unlawful; and

•our General Partner will not be in breach of its obligations under the partnership agreement or its duties to us or our limited partners if a transaction with an affiliate or the resolution of a conflict of interest is:
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
The holder or holders of a majority of our incentive distribution rights (currently our sponsor) have the right, at any time when we have made cash distributions in excess of the then‑applicable third target distribution for each of the prior four consecutive fiscal quarters, to reset the initial target distribution levels at higher levels based on our cash distribution levels at the time of the exercise of the reset election. Following a reset election, a baseline distribution amount will be calculated equal to an amount equal to the prior cash distribution per common unit for the fiscal quarter immediately preceding the reset election (such amount is referred to as the “reset minimum quarterly distribution”), and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution. In addition, in connection with a reset election, the holders of our incentive distribution rights would receive a number of newly issued common units based on the value of cash distributions paid in respect of the incentive distribution rights in the quarter preceding the reset election.
We anticipate that our sponsor would exercise this reset right in order to facilitate acquisitions or internal growth projects that would not be sufficiently accretive to cash distributions per unit without such conversion. However, our sponsor may transfer the incentive distribution rights at any time. It is possible that our sponsor or a transferee could exercise this reset election at a time when we are experiencing declines in our aggregate cash distributions or at a time when the holders of the incentive distribution rights expect that we will experience declines in our aggregate cash distributions in the foreseeable future. In such situations, the holders of the incentive distribution rights may be experiencing, or may expect to experience, declines in the cash distributions they receive related to the incentive distribution rights and may therefore desire to be issued our common units, which are entitled to specified priorities with respect to our distributions and which therefore may be more advantageous for them to own in lieu of the right to receive incentive distribution payments based on target distribution levels that are less certain to be achieved. As a result, a reset election may cause our common unitholders to experience dilution in the amount of cash distributions that they would have otherwise received had we not issued new common units to the holders of the incentive distribution rights in connection with resetting the target distribution levels.

Our sponsor has certain incentive distribution rights that reduce the amount of our cash available for distribution to our common unitholders.
Our sponsor currently holds incentive distribution rights that entitle it to receive an increasing percentage (15%, 25% and 50%) of the cash that we distribute to our common unitholders from available cash after the minimum quarterly distribution and certain target distribution levels have been achieved. The maximum distribution right for our sponsor to receive 50% of any distributions paid to our common unitholders does not include any distributions that our sponsor may receive on common units it owns. Effective as of our quarterly cash distribution in the fourth quarter of 2017, our sponsor was at the top tier of the incentive distribution rights scale. Given that a higher percentage of our cash flows is allocated to our sponsor due to these incentive distribution rights, it may be more difficult for us to increase the amount of distributions to our unitholders and our cost of capital may be higher, making investments, capital expenditures and acquisitions, and therefore, future growth, by us potentially more costly, and in some cases, potentially prohibitively so.
Holders of our common units have limited voting rights and are not entitled to elect our General Partner or its directors.
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
If our unitholders are dissatisfied with the performance of our General Partner, they have limited ability to remove our General Partner. Unitholders are currently unable to remove our General Partner without our sponsor’s consent because our sponsor and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common units is required to remove our General Partner. As of February 14, 2021, our sponsor owned approximately 34% of our common units. This condition would enable our sponsor to prevent the removal of our General Partner.
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
Our sponsor may transfer the incentive distribution rights to a third party at any time without the consent of our unitholders. If our sponsor transfers the incentive distribution rights to a third party, our sponsor would not have the same incentive to grow our partnership and increase quarterly distributions to unitholders over time. For example, a transfer of incentive distribution rights by our sponsor could reduce the likelihood of our sponsor accepting offers made by us relating to assets owned by our sponsor, as it would have less of an economic incentive to grow our business, which would impact our ability to grow our asset base.
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
Our partnership agreement does not limit the number of additional limited partner interests we may issue at any time without the approval of our unitholders. The issuance of additional common units or other equity interests of equal or senior rank will have the following effects:
•our existing unitholders’ proportionate ownership interest in us will decrease;
•the amount of cash available for distribution on each unit may decrease;
•the ratio of taxable income to distributions may increase;
•the relative voting strength of each previously outstanding unit may be diminished; and
•the market price of the common units may decline.
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
Our sponsor owns approximately 34% of our common units. Sales by our sponsor or other large holders of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities.
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
The market price of our common units may be influenced by many factors, some of which are beyond our control, including our results of operations and financial condition, the amount of our quarterly distributions, changes in accounting standards, policies, guidance, interpretations or principles, general economic conditions, the failure of securities analysts to cover our common units or changes in financial estimates by analysts, future sales of our common units and the other factors described in these “Risk Factors.”
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
Despite the fact that we are organized as a limited partnership under Delaware law, we would be treated as a corporation for U.S. federal income tax purposes unless we satisfy a “qualifying income” requirement. Based on our current operations and current Treasury Regulations, we believe we satisfy the qualifying income requirement. We have requested and obtained a favorable private letter ruling from the IRS to the effect that, based on facts presented in the private letter ruling request, our income from processing timber feedstocks into pellets and transporting, storing, marketing and distributing such timber feedstocks and wood pellets constitute “qualifying income” within the meaning of Section 7704 of the Internal Revenue Code of 1986 (the “Code”). However, no ruling has been, and we expect none will be, requested regarding our treatment as a partnership for U.S. federal income tax purposes. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.
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
Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity‑level taxation for U.S. federal, state or local or foreign income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law or interpretation on us. At the state level, several states have been evaluating ways to subject partnerships to entity‑level taxation through the imposition of state income, franchise or other forms of taxation. Specifically, we currently own assets and conduct business in Mississippi, North Carolina, Florida, Virginia, Georgia and South Carolina, each of which imposes a margin or franchise tax. In the future, we may expand our operations. Imposition of a similar tax on us in other jurisdictions that we may expand to could substantially reduce our cash available for distribution to our unitholders.
The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. Members of Congress have frequently proposed and considered substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. Although there is no current legislative proposal to eliminate the qualifying income exception upon which we rely for our treatment as a partnership for U.S. federal income tax purposes, current and former legislative proposals would have eliminated the qualifying income exception for publicly traded partnerships relying on qualifying income from fossil fuel activities. In addition, the Treasury Department has issued, and in the future may issue, regulations interpreting those laws that affect publicly traded partnerships. We believe we qualify as a partnership for U.S. federal income tax purposes under current regulations.
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
Investment in our common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs), raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Any tax‑exempt entity should consult its tax advisor before investing in our common units.
Unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.
Historically, we have been entitled to a full deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, subject to certain exceptions in the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act, discussed below),under the Tax Cuts and Jobs Act signed into law in December 2017, for taxable years beginning after December 31, 2017, our deduction for “business interest” is limited to the sum of our business interest income and 30% of our “adjusted taxable income.” For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization or depletion. As a result, we expect that a substantial portion of our business interest deduction may be limited.
For the 2020 taxable year, the CARES Act generally increases the 30% adjusted taxable income limitation to 50%. For purposes of determining the 50% adjusted taxable income limitation, partnerships may substitute their 2020 adjusted taxable income with their 2019 adjusted taxable income, which may result in a greater business interest expense deduction. In addition, unitholders may treat 50% of any excess business interest allocated to them in 2019 as deductible in the 2020 taxable year without regard to the 2020 business interest expense limitation. The remaining 50% of such unitholder’s excess business interest is carried forward and subject to the same limitations as other taxable years.
Non-U.S. Unitholders will be subject to U.S. taxes and withholding with respect to their income and gain from owning our units.
Non-U.S. unitholders are generally taxed and subject to income tax filing requirements by the United States on income effectively connected with a U.S. trade or business. Income allocated to our unitholders and any gain from the sale of our units will generally be considered to be “effectively connected” with a U.S. trade or business. As a result, distributions to a non-U.S. unitholder will be subject to withholding at the highest applicable effective tax rate and a non-U.S. unitholder who sells or otherwise disposes of a unit will also be subject to U.S. federal income tax on the gain realized from the sale or disposition of such unit.
Moreover, the transferee of an interest in a partnership that is engaged in a U.S. trade or business is generally required to withhold 10% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person. While the determination of a partner’s amount realized generally includes any decrease of a partner’s share of the partnership’s liabilities, recently issued Treasury regulations provide that the “amount realized” on a transfer of an interest in a publicly traded partnership, such as our common units, will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor, and thus will be determined without regard to any decrease in that partner’s share of a publicly traded partnership’s liabilities. The Treasury regulations further provide that withholding on a transfer of an interest in a publicly traded partnership will not be imposed on a transfer that occurs prior to January 1, 2022. For a transfer of interests in a publicly traded partnership that is effected through a broker on or after January 1, 2022, the obligation to withhold is imposed on the transferor’s broker. Prospective foreign unitholders should consult their tax advisors regarding the impact of these rules on an investment in our common units.
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
We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based on the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.
We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based on the ownership of our units on the first day of each month (the “Allocation Date”), instead of on the basis of the date a particular unit is transferred. Similarly, we generally allocate certain deductions for depreciation of capital additions, gain or loss realized on a sale or other disposition of our assets and, in the discretion of our General Partner, any other extraordinary item of income, gain, loss or deduction based on ownership on the Allocation Date. Treasury Regulations allow a similar monthly simplifying convention, but such regulations do not specifically authorize all aspects of our proration method. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.
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
As of February 15, 2021, there were 40,023,105 common units outstanding held by seven unitholders of record. Because many of our common units are held by brokers and other institutions on behalf of unitholders, we are unable to estimate the total number of unitholders represented by these unitholders of record. As of February 15, 2021, our sponsor held approximately 34% of the common units.
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
General Partner Interest and Incentive Distribution Rights
Our General Partner owns a non-economic general partner interest in us, which does not entitle it to receive cash distributions. Our sponsor owns the incentive distribution rights and may in the future own common units or other equity interests in us and will be entitled to receive distributions on any such interests.
Incentive distribution rights represent the right to receive increasing percentages (15.0%, 25.0% and 50.0%) of quarterly distributions from operating surplus after the minimum quarterly distribution and the target distribution levels have been achieved. Our sponsor currently holds all of the incentive distribution rights, but may transfer these rights separately from the general partner interest.
Securities Authorized for Issuance under Equity Compensation Plans
Please read Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding our equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA
Not applicable.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our historical performance, financial condition and future prospects should be read in conjunction with Part I, Item 1. “Business” and the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data.” References in this Annual Report to the “Partnership,” “we,” “our,” “us” or similar expressions refer to Enviva Partners, LP, including its subsidiaries. References to “our sponsor” refer to Enviva Holdings, LP, and, where applicable, its wholly owned subsidiaries Enviva MLP Holdco, LLC and Enviva Development Holdings, LLC. References to “our General Partner” refer to Enviva Partners GP, LLC, a wholly owned subsidiary of Enviva Holdings, LP. References to “Enviva Management Company” refer to Enviva Management Company, LLC, a wholly owned subsidiary of Enviva Holdings, LP, together with its affiliates that provide services to us. References to “our employees” refer to the employees of Enviva Management Company and its affiliates who provide services to the Partnership. Please read Cautionary Statement Regarding Forward‑Looking Statements on page 1 and Part 1, Item 1A. “Risk Factors” for information regarding certain risks inherent in our business.
For a discussion of our results of operations for the years ended December 31, 2019 and 2018, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission on February 26, 2020.
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
Business Overview
We are a Delaware limited partnership formed in 2013 to aggregate a natural resource, wood fiber and process it into a transportable form, wood pellets. We sell a significant majority of our wood pellets through long-term, take-or-pay off-take contracts with creditworthy customers in the United Kingdom, Europe and increasingly in Japan. We own and operate nine plants (collectively, “our plants”) with a combined production capacity of approximately 5.3 million metric tons (“MT”) of wood pellets per year (“MTPY”) in Virginia, North Carolina, South Carolina, Georgia, Florida and Mississippi, the production of which is fully contracted through 2025. We export wood pellets through our wholly owned dry-bulk, deep-water marine terminal at the Port of Chesapeake, Virginia (the “Chesapeake terminal”) and terminal assets at the Port of Wilmington, North Carolina (the “Wilmington terminal”) and from third-party deep-water marine terminals in Savannah, Georgia (the “Savannah terminal”), Mobile, Alabama (the “Mobile terminal”) and Panama City, Florida (the “Panama City terminal”). All of our facilities are located in geographic regions with low input costs and favorable transportation logistics. Owning these cost-advantaged assets, the output from which is fully contracted through 2025, in a rapidly expanding industry provides us with a platform to generate stable and growing cash flows. Our plants are sited in robust fiber baskets providing stable pricing for the low-grade fiber used to produce wood pellets. Our raw materials are byproducts of traditional timber harvesting, principally low-value wood materials, such as trees generally not suited for sawmilling or other manufactured forest products, and tree tops and limbs, understory, brush and slash that are generated in a harvest.
Our strategy is to fully contract the wood pellet production from our plants under long-term, take-or-pay off-take contracts with a diversified and creditworthy customer base. Our long-term off-take contracts typically provide for fixed-price deliveries that may include provisions that escalate the price over time and provide for other margin protection. During 2020, production capacity from our wood pellet production plants and wood pellets sourced from our affiliates and third parties were approximately equal to the contracted volumes under our existing long-term, take-or-pay off-take contracts. Our long-term, take-or-pay off-take contracts provide for a product sales backlog of $14.6 billion and have a total weighted-average remaining term of 12.8 years from February 1, 2021. Under our current product sales backlog, our plants are fully contracted through 2025. Assuming all volumes under the firm and contingent long-term off-take contracts held by our sponsor were included with our product sales backlog for firm and contingent contracted product sales, our product sales backlog would increase to $19.9 billion and the total weighted-average remaining term from February 1, 2021 would increase to 14.0 years.
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
Recent Developments
Georgia Biomass Acquisition
On July 31, 2020, we acquired all of the limited liability company interests in Georgia Biomass Holding LLC, a Georgia limited liability company (“Georgia Biomass”) and the indirect owner of a wood pellet production plant located in Waycross, Georgia (the “Waycross plant”), for total consideration of $164.0 million in cash, after accounting for certain adjustments (the “Georgia Biomass Acquisition”). The Waycross plant has been in operation since 2011 and has a production capacity of 800,000 MTPY. The Waycross plant terminals its production at a two-dome pellet export terminal with a storage capacity of 50,000 MT at the Port of Savannah, Georgia pursuant to a lease and associated terminal services agreement effective through 2028. Approximately 500,000 MTPY of the Waycross plant’s production is contracted under separate agreements to one of our existing customers through 2024. In August 2020, Georgia Biomass converted to a limited liability company organized under the laws of the State of Delaware under the name Enviva Pellets Waycross Holdings Sub, LLC (“Waycross”).
Greenwood Drop-Down
On July 1, 2020, we acquired from our sponsor all of the limited liability company interests in Enviva Pellets Greenwood Holdings II, LLC (“Greenwood Holdings II”), the indirect owner of Enviva Pellets Greenwood, LLC, which owns a wood pellet production plant in Greenwood, South Carolina (the “Greenwood plant”), for a purchase price of $129.7 million, after accounting for certain adjustments and assumption of a $40.0 million, third-party promissory note bearing interest at 2.5% per year that we assumed at closing (such transaction, the “Greenwood Drop-Down”). The Greenwood Drop-Down was an asset acquisition between entities under common control and accounted for on the carryover basis of accounting. Accordingly, the consolidated financial statements for the period beginning July 1, 2020 reflect the acquisition.
On the date of and in connection with the Greenwood Drop-Down, our sponsor assigned five biomass off-take contracts to us (collectively, the “Associated Off-Take Contracts”). The Associated Off-Take Contracts call for aggregate annual deliveries of 1.4 million MTPY and mature between 2031 and 2041. Our sponsor also assigned to us fixed-rate shipping contracts with aggregate annual shipping volume of 1.4 million MTPY. The Associated Off-Take Contracts were assigned to fully contract wood pellets produced by the Greenwood plant and Waycross plant. The shipping contracts were assigned to facilitate transportation of those produced wood pellets.
The Greenwood plant current production capacity is 500,000 MTPY of wood pellets and transports its production via rail service to our terminal assets at the Port of Wilmington, North Carolina. We expect to invest a total of $28.0 million to expand the Greenwood plant’s production capacity to 600,000 MTPY. We expect to complete the expansion, which is currently underway, by year-end 2021.
Greenwood Make-Whole Agreement
On the date of the Greenwood Drop-Down, we entered into a make-whole agreement with our sponsor, pursuant to which our sponsor agreed to reimburse us for any construction costs incurred for the planned expansion of the Greenwood plant in excess of $28.0 million.
Greenwood Management Services Fee Waiver
On the date of the Greenwood Drop-Down, we entered into an agreement with Enviva Management Company pursuant to which (1) an aggregate of approximately $37.0 million in management services and other fees that otherwise would be owed by us under our management services agreement (“MSA”) with Enviva Management Company will be waived with respect to the period from the closing of the Greenwood Drop-Down through the fourth quarter of 2021 and (2) Enviva Management Company will continue to waive certain management services and other fees during 2022 unless and until the Greenwood plant’s production volumes equal or exceed 50,000 MT in any calendar month, in each case, to provide cash flow support to us during the planned expansion of the Greenwood plant. During the year ended December 31, 2020, $18.0 million of MSA fees were waived, of which $9.9 million was included in cost of goods sold and $8.1 million was included in related-party management services fees in general and administrative expenses.

Tack-On Notes Issuance
On July 15, 2020, we issued an additional $150.0 million in aggregate principal amount of our 6.5% senior unsecured notes due January 15, 2026 (the “2026 Notes ”) at an offering price of 103.75% of the principal amount, which implied an effective yield to maturity of approximately 5.7%. We received net proceeds of approximately $153.6 million from the offering after deducting discounts and commissions and offering costs.
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
Financing Activities
Our net proceeds of $190.8 million from the Private Placement and the net proceeds of the tack-on offering of the 2026 Notes of $153.6 million were used primarily to pay for the $129.7 million purchase price for the Greenwood Drop-Down, and to pay $164.8 million of the purchase price for the Georgia Biomass Acquisition.
Mid-Atlantic Expansions
During 2019, we started construction to increase the aggregate wood pellet production capacity of our plants in Northampton, North Carolina (the “Northampton plant”), and Southampton, Virginia (the “Southampton plant”) (together, the “Mid-Atlantic Expansions”) by approximately 400,000 MTPY. In 2021, we completed the construction of the Mid-Atlantic Expansions and are in the process of ramping the expansions. As of December 31, 2020, we have paid approximately $120.0 million, and expect to pay approximately $10.0 million during 2021, in connection with the expansions.
Commitment to Achieve Carbon-Neutral Operations
Consistent with our mission to displace coal, grow more trees and fight climate change, we and our sponsor recently announced our commitment to become “net-zero” in GHG emissions from our operations by 2030. The product we manufacture helps reduce the lifecycle GHG emissions of our customers, but we believe we must also do our part within our operations to mitigate the impacts of climate change. We expect to accomplish neutrality with respect to our Scope 1 emissions (i.e., direct emissions from our manufacturing) by improving energy efficiency and adopting lower-carbon processes, as well as through investment in carbon offsets. We also plan to neutralize our Scope 2 emissions (i.e., indirect emissions from energy we purchase) by using 100% renewable energy by 2030 through the purchase of renewable electricity and/or onsite generation where practicable. Moreover, we will seek to proactively engage with our suppliers, transportation partners and other stakeholders to drive innovative improvements in our supply chain to reduce our Scope 3 emissions (i.e., indirect emissions in our value chain). We intend to report our Scopes 1, 2 and 3 emissions annually and fully meet the requirements of CDP (formerly known as the Carbon Disclosure Project) by 2022. Although it is difficult to project the incremental cost to our operations in 2030, we do not expect any material impact to our financial performance as a result of our efforts to achieve “net-zero” in GHG emissions from our operations.
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
We specifically designed our operations and logistics systems with flexibility and redundancies so they are capable of effectively responding to unforeseen events. We operate a portfolio of nine wood pellet production plants geographically dispersed across the Southeast U.S. We export our product from a portfolio of five bulk terminals and transport it to our customers under long-term, fixed-price shipping contracts with multiple shipping partners. These operations currently are unaffected by COVID-19.
In March 2020, the United States declared the COVID-19 pandemic a national emergency, and several states and municipalities, including states in which we own assets or conduct business, have declared public health emergencies and taken extraordinary actions in response, including issuing “stay-at-home” orders and similar mandates (“Orders”) for many businesses to curtail or cease normal operations. To date, we have not been materially impacted by the Orders, which exempt or exclude businesses that have been designated essential critical infrastructure, such as ours, from various restrictions they impose.
As of December 31, 2020, we had liquidity, which included cash on hand and availability under our $350.0 million revolving credit facility of $229.7 million, and we have no debt maturities until 2023. Our wood pellet production capacity is committed under long-term, take-or-pay off-take contracts with fixed pricing and fixed volumes that are not impacted by the market prices of crude oil, natural gas, power or heat. Furthermore, most of our current deliveries are to Europe, where they fuel grid-critical base load, dispatchable generation facilities that provide power and heat required for local communities to navigate through their own COVID-19 responses. As of December 31, 2020, each of our customers is in compliance with their agreements with us, including payment terms.
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
Factors Impacting Comparability of Our Financial Results
Greenwood Drop-Down
The Greenwood Drop-Down was an asset acquisition between entities under common control and accounted for on the carryover basis of accounting. Accordingly, the consolidated financial statements for the period beginning July 1, 2020 reflect the acquisition. For more information regarding the Greenwood Acquisition, see Note 1, Description of Business and Basis of Presentation-Basis of Presentation-Enviva Pellets Greenwood and Note 3, Transactions Between Entities Under Common Control.
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
We accounted for the Hamlet JV as a consolidated subsidiary, not as a joint venture, following the Hamlet Drop-Down on April 2, 2019. We included all accounts of the Hamlet JV in our consolidated results as of April 2, 2019 as the Class B Units represent a controlling interest in the Hamlet JV. We are generally unrestricted in managing the assets and cash flows of the Hamlet JV; however, certain decisions, such as those relating to the issuance and redemption of equity interests in the Hamlet JV, guarantees of indebtedness and fundamental changes, including mergers and acquisitions, asset sales and liquidation and dissolution of the Hamlet JV, require the approval of the members of the Hamlet JV. For more information regarding the Hamlet Drop-Down, see Note 1, Description of Business and Basis of Presentation-Basis of Presentation-Enviva Wilmington, Holdings, LLC and Note 15, Related-Party Transactions-Drop-Down Agreements-Hamlet Drop-Down.
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
How We Generate Revenue
Overview
We primarily earn revenue by supplying wood pellets to our customers under off‑take contracts, the majority of which are long-term in nature. Our off-take contracts are considered “take-or-pay” because they include a firm obligation of the customer to take a fixed quantity of product at a stated price and provisions that require that we be compensated in the case of a customer’s failure to accept all or a part of the contracted volumes or termination of a contract by a customer. Each of our long-term off-take contracts defines the annual volume of wood pellets that a customer is required to purchase and we are required to sell, the fixed price per MT for product satisfying a base net calorific value and other technical specifications. These prices are fixed for the entire term, and are subject to adjustments which may include annual inflation-based adjustments or price escalators, price adjustments for product specifications, as well as, in some instances, price adjustments due to changes in underlying indices. In addition to sales of our product under these long-term off-take contracts, we routinely sell wood pellets under shorter-term contracts, which range in volume and tenor and, in some cases, may include only one specific shipment. Because each of our off-take contracts is a bilaterally negotiated agreement, our revenue over the duration of such contracts does not generally follow observable current market pricing trends. Our performance obligations under these contracts include the delivery of wood pellets, which are aggregated into MT. We account for each MT as a single performance obligation. Our revenue from the sale of wood pellets we produce is recognized upon satisfaction of the performance obligation when control transfers to the customer at the time of loading wood pellets onto a ship.
Depending on the specific off-take contract, shipping terms under our long-term contracts are either Cost, Insurance and Freight (“CIF”), Cost and Freight (“CFR”) or Free On Board (“FOB”). Under a CIF contract, we procure and pay for shipping costs, which include insurance and all other charges, up to the port of destination for the customer. Under a CFR contract, we procure and pay for shipping costs, which include insurance (excluding marine cargo insurance) and all other charges, up to the port of destination for the customer. Shipping under CIF and CFR contracts after control has passed to the customer is considered a fulfillment activity rather than a performance obligation and associated expenses are accrued and included in the price to the customer. Under FOB contracts, the customer is directly responsible for shipping costs.
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
Contracted Backlog
As of February 1, 2021, we had approximately $14.6 billion of product sales backlog for firm and contingent contracted product sales to our long-term off-take customers and have a total weighted-average remaining term of 12.8 years compared to approximately $10.6 billion and a total weighted-average remaining term of 11.4 years as of February 1, 2020. Contracted backlog represents the revenue to be recognized under existing contracts assuming deliveries occur as specified in the contracts. Contracted future product sales denominated in foreign currencies, excluding revenue hedged with foreign currency forward contracts, are included in U.S. Dollars at February 1, 2021 forward rates. The contracted backlog includes forward prices including inflation, foreign currency and commodity prices. The amount also includes the effects of related foreign currency derivative contracts. Please read Part II, Item 8. “Financial Statements and Supplementary Data—Derivative Instruments” for more information regarding our foreign currency forward contracts.
Our expected future product sales revenue under our contracted backlog as of February 1, 2021 is as follows (in millions):

Period from February 1, 2021 to December 31, 2021	$1,033
Year ending December 31, 2022	1,274
Year ending December 31, 2023 and thereafter	12,284
Total product sales contracted backlog	$14,591
Assuming all volumes under the firm and contingent off-take contracts held by our sponsor were included with our product sales contracted backlog for firm and contingent contracted product sales, the total weighted-average remaining term as of February 1, 2021 would increase to 14.0 years and product sales contracted backlog would increase to $19.9 billion as follows (in millions):

Period from February 1, 2021 to December 31, 2021	$1,032
Year ending December 31, 2022	1,325
Year ending December 31, 2023 and thereafter	17,537
Total product sales contracted backlog	$19,894
Included in the product sales contracted backlog above are $2.9 billion of contingent contracts held by our sponsor.
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
Raw material, production and distribution costs associated with delivering our wood pellets to our owned and leased marine terminals and third- and related-party wood pellet purchase costs are capitalized as a component of inventory. Fixed production overhead, including the related depreciation expense, is allocated to inventory based on the normal capacity of the production plants. These costs are reflected in cost of goods sold when inventory is sold. Distribution costs associated with shipping our wood pellets to our customers are expensed as incurred. Our inventory is recorded using the first-in, first-out method (“FIFO”). Given the nature of our inventory, the calculation of cost of goods sold is based on estimates used in the valuation of the FIFO inventory and in determining the specific composition of inventory that is sold to each customer.
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
How We Evaluate Our Operations
Adjusted Net Income
We define adjusted net income as net income excluding interest expense associated with incremental borrowings related to a fire that occurred in February 2018 at the Chesapeake terminal (the “Chesapeake Incident”) and Hurricanes Florence and Michael (the “Hurricane Events”), early retirement of debt obligation and acquisition and integration costs, adjusting for the effect of certain sales and marketing, scheduling, sustainability, consultation, shipping, and risk management services (collectively, “Commercial Services”), and including certain non-cash waivers of fees for management services provided to us by our sponsor (collectively, “MSA Fee Waivers”). We believe that adjusted net income enhances investors’ ability to compare the past financial performance of our underlying operations with our current performance separate from certain items of gain or loss that we characterize as unrepresentative of our ongoing operations.
Adjusted Gross Margin and Adjusted Gross Margin per Metric Ton
We define adjusted gross margin as gross margin excluding asset impairment and disposals, depreciation and amortization, changes in unrealized derivative instruments related to hedged items included in gross margin, non-cash unit compensation expenses and acquisition and integration costs, adjusting for the effect of Commercial Services and including MSA Fee Waivers. We define adjusted gross margin per metric ton as adjusted gross margin per metric ton of wood pellets sold. We believe adjusted gross margin and adjusted gross margin per metric ton are meaningful measures because they compare our revenue-generating activities to our operating costs for a view of profitability and performance on a total-dollar and a per-metric ton basis. Adjusted gross margin and adjusted gross margin per metric ton will primarily be affected by our ability to meet targeted production volumes and to control direct and indirect costs associated with procurement and delivery of wood fiber to our wood pellet production plants and our production and distribution of wood pellets.

Adjusted EBITDA
We define adjusted EBITDA as net income excluding depreciation and amortization, interest expense, income tax expense (benefit), early retirement of debt obligation, non-cash unit compensation expense, asset impairments and disposals, changes in unrealized derivative instruments related to hedged items included in gross margin and other income and expense,and acquisition and integration costs, adjusting for the effect of Commercial Services, and including MSA Fee Waivers. Adjusted EBITDA is a supplemental measure used by our management and other users of our financial statements, such as investors, commercial banks and research analysts, to assess the financial performance of our assets without regard to financing methods or capital structure.
Distributable Cash Flow
We define distributable cash flow as adjusted EBITDA less maintenance capital expenditures, cash income tax expenses and interest expense net of amortization of debt issuance costs, debt premium, original issue discounts, interest expense associated with the redemption of the $355.0 million of aggregate principal amount of 6.5% senior unsecured notes due 2021 (the “2021 Notes”) and the impact from incremental borrowings related to the Chesapeake Incident and Hurricane Events. We use distributable cash flow as a performance metric to compare our cash-generating performance from period to period and to compare the cash-generating performance for specific periods to the cash distributions (if any) that are expected to be paid to our unitholders. We do not rely on distributable cash flow as a liquidity measure.
Limitations of Non-GAAP Financial Measures
Adjusted net income, adjusted gross margin, adjusted gross margin per metric ton, adjusted EBITDA and distributable cash flow are not financial measures presented in accordance with accounting principles generally accepted in the United States (“GAAP”). We believe that the presentation of these non-GAAP financial measures provides useful information to investors in assessing our financial condition and results of operations. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measures. Each of these non-GAAP financial measures has important limitations as an analytical tool because they exclude some, but not all, items that affect the most directly comparable GAAP financial measures. You should not consider adjusted net income, adjusted gross margin, adjusted gross margin per metric ton, adjusted EBITDA or distributable cash flow in isolation or as substitutes for analysis of our results as reported under GAAP.
Our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility. Please see below for a reconciliation of each of adjusted net income, adjusted gross margin and adjusted gross margin per metric ton, adjusted EBITDA and distributable cash flow to the most directly comparable GAAP financial measure.

Results of Operations
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

	Year Ended December 31,		Change
	2020	2019
	(in thousands)
Product sales	$830,528	$674,251	$156,277
Other revenue (1)	44,551	10,142	34,409
Net revenue	875,079	684,393	190,686
Cost of goods sold(1)	684,863	549,701	135,162
Loss on disposal of assets	6,978	3,103	3,875
Depreciation and amortization	76,115	50,521	25,594
Total cost of goods sold	767,956	603,325	164,631
Gross margin	107,123	81,068	26,055
General and administrative expenses	12,800	6,932	5,868
Related-party management services agreement fee	32,545	29,457	3,088
Total general and administrative expenses	45,345	36,389	8,956
Income from operations	61,778	44,679	17,099
Interest expense	(44,902)	(39,344)	(5,558)
Early retirement of debt obligation	—	(9,042)	9,042
Other income	273	764	(491)
Net income (loss) before income tax expense	17,149	(2,943)	20,092
Income tax expense	69	—	69
Net income (loss)	$17,080	$(2,943)	$20,023
(1) See Part II, Item 8. “Financial Statements and Supplementary Data—Note 15, Related-Party Transactions”
Net Revenue
Revenue related to product sales for wood pellets produced or procured by us increased to $830.5 million in 2020 from $674.3 million in 2019. The $156.3 million, or 23%, increase was primarily attributable to a 22% increase in product sales volumes for the year ended December 31, 2020 as compared to the year ended December 31, 2019.
Other revenue for the year ended December 31, 2020 included $32.5 million in payments to us for adjusting deliveries under our take-or-pay off-take contracts, which otherwise would have been included in product sales. Other revenue also included $4.1 million from the Commercial Services during the year ended December 31, 2020. The $32.5 million and $4.1 million in other revenue was recognized under a breakage model based on when the pellets would have been loaded.
Cost of goods sold
Total cost of goods sold increased to $768.0 million for the year ended December 31, 2020 from $603.3 million for the year ended December 31, 2019, an increase of $164.6 million, or 27%. The increase was primarily attributable to a 22% increase in sales volumes and a 4% increase in depreciation and amortization expense, mainly associated with the recent acquisitions, during the year ended December 31, 2020 compared to the year ended December 31, 2019.
Gross margin
Gross margin was $107.1 million for the year ended December 31, 2020 as compared to $81.1 million for the year ended December 31, 2019, an increase of $26.1 million, or 32%. The $26.1 million increase in gross margin was principally attributable to a 22% increase in product sales volumes, primarily offset by increases in depreciation and amortization expense associated with the recent acquisitions, during the year ended December 31, 2020 as compared to the year ended December 31, 2019.

Adjusted gross margin and adjusted gross margin per metric ton

	Year Ended December 31,
	2020	2019	Change
	(in thousands, except per metric ton)
Reconciliation of gross margin to adjusted gross margin and adjusted gross margin per metric ton:
Gross margin	107,123	81,068	26,055
Asset impairments and disposals	6,978	3,103	3,875
Non-cash unit compensation expense	2,024	—	2,024
Depreciation and amortization	76,115	50,521	25,594
Changes in unrealized derivative instruments	4,328	4,588	(260)
MSA Fee Waivers	10,913	5,000	5,913
Acquisition and integration costs and other	1,510	3,211	(1,701)
Commercial Services	(4,139)	4,139	(8,278)
Adjusted gross margin	204,852	151,630	53,222
Metric tons sold	4,332	3,564	768
Adjusted gross margin per metric ton	$47.29	$42.54	$4.74
We earned an adjusted gross margin of $204.9 million, or $47.29 per MT, for the year ended December 31, 2020 compared to $151.6 million, or $42.54 per MT, for the year ended December 31, 2019. The increase in adjusted gross margin was primarily due to factors discussed above under the heading “Gross margin.”
Adjusted gross margin for the year ended December 31, 2019 excludes $4.3 million of incremental costs, which are unrepresentative of our ongoing operations, in connection with our evaluation of a third-party wood pellet production plant we considered purchasing (the “Potential Target”). When we commenced our review, the Potential Target had recently returned to operations following an extended shutdown during a bankruptcy proceeding with the intent of demonstrating favorable operations prior to proceeding to an auction sale process; however, the Potential Target had not yet established a logistics chain through a viable export terminal, given that the terminal through which the plant historically had exported was not operational at the time and was not reasonably certain to become operational in the future. Accordingly, as part of our diligence of the Potential Target, we developed an alternative logistics chain to bring the Potential Target’s wood pellets to market and began purchasing the production of the Potential Target for a trial period. The incremental costs associated with the establishment and evaluation of this new logistics chain primarily consist of barge, freight, trucking, storage and shiploading services. We have completed our evaluation of the alternative logistics chain and, therefore, do not expect to incur additional costs of this nature in the future.
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
Under GAAP, we recognized $1.5 million of the $5.6 million payment as revenue during the fourth quarter of 2019, under the breakage model of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), and recorded the remaining $4.1 million as deferred revenue as of December 31, 2019, which was recognized as revenue during the first six months of 2020 in accordance with the original product sales schedule under the off-take contract. For presentation of our non-GAAP measures, we included the $4.1 million in adjusted net income, adjusted gross margin, adjusted gross margin per MT and adjusted EBITDA for the year ended December 31, 2019 as such amount relates to our performance of certain Commercial Services, which we completed and for which we were compensated in 2019. The $4.1 million increased adjusted net income, adjusted gross margin per MT and adjusted EBITDA for the year ended December 31, 2019 and decreased such measures by an equal amount during the first six months of 2020.

General and administrative expenses
Total general and administrative expenses were $45.3 million for the year ended December 31, 2020 and $36.4 million for the year ended December 31, 2019. The $9.0 million increase in total general and administrative expenses is primarily associated with increased acquisition and integration costs.
Interest expense
We incurred $44.9 million of interest expense during the year ended December 31, 2020 and $39.3 million during the year ended December 31, 2019. The increase in interest expense from the prior year was primarily attributable to an increase in borrowings as a result of our acquisitions during the year ended December 31, 2020 compared to the year ended December 31, 2019.
Early retirement of debt obligation
In 2019, we redeemed all $355.0 million of aggregate principal amount of 2021 Notes and recognized a $9.0 million loss in early retirement of debt obligation consisting of a $7.5 million debt redemption premium and $1.5 million for the write-off of unamortized debt issuance costs, original issue discount and premium. The amounts were amortized over the term of the 2021 Notes and were expensed in December 2019 when we repaid $355.0 million of aggregate principal amount of the 2021 Notes.
Income Tax
We incurred $0.1 million of income tax expense during the year ended December 31, 2020 related to an entity acquired in the Georgia Biomass Acquisition.
Adjusted net income

	Year Ended December 31,
	2020	2019	Change
	(in thousands)
Reconciliation of net income (loss) to adjusted net income:
Net income (loss)	$17,080	$(2,943)	$20,023
Acquisition and integration costs and other	7,407	4,411	2,996
MSA Fee Waivers	23,400	22,600	800
Interest expense from incremental borrowings related to Chesapeake Incident and Hurricane Events	2,211	1,705	506
Early retirement of debt obligation	—	9,042	(9,042)
Commercial Services	(4,139)	4,139	(8,278)
Adjusted net income	$45,959	$38,954	$7,005
We generated adjusted net income of $46.0 million for the year ended December 31, 2020 compared to $39.0 million for the year ended December 31, 2019. The increase in net income and adjusted net income for the year ended December 31, 2020 was primarily attributable to the factors described below under the heading “Adjusted EBITDA,” offset by approximately $6.5 million of acquisition and integration costs and approximately $23.0 million of incremental depreciation, amortization and interest expenses mainly associated with the recent acquisitions, as well as changes in certain non-cash expenses.

Adjusted EBITDA

	Year Ended December 31,
	2020	2019	Change
	(in thousands)
Reconciliation of net income (loss) to adjusted EBITDA:
Net income (loss)	$17,080	$(2,943)	$20,023
Add:
Depreciation and amortization	77,471	51,581	25,890
Interest expense	44,902	39,344	5,558
Early retirement of debt obligation	—	9,042	(9,042)
Non-cash unit compensation expense	12,798	5,410	7,388
Income tax expense	69	—	69
Asset impairments and disposals	6,978	3,103	3,875
Changes in unrealized derivative instruments	4,328	4,588	(260)
MSA Fee Waivers	23,400	22,600	800
Acquisition and integration costs and other	7,407	4,411	2,996
Commercial Services	(4,139)	4,139	(8,278)
Adjusted EBITDA	$190,294	$141,275	$49,019
We generated adjusted EBITDA of $190.3 million for the year ended December 31, 2020 compared to $141.3 million for the year ended December 31, 2019. The $49.0 million increase was primarily attributable to the factors described above under the heading “Adjusted gross margin per metric ton.”
Distributable cash flow
The following is a reconciliation of adjusted EBITDA to distributable cash flow:

	Year Ended December 31,
	2020	2019	Change
	(in thousands)
Adjusted EBITDA	$190,294	$141,275	$49,019
Less:
Interest expense, net of amortization of debt issuance costs, debt premium, original issue discount, interest expense on the redemption of the 2021 Notes in 2019, and impact from incremental borrowings related to Chesapeake Incident and Hurricane Events	40,786	35,893	4,893
Maintenance capital expenditures	7,952	6,922	1,030
Distributable cash flow attributable to Enviva Partners, LP	141,556	98,460	43,096
Less: Distributable cash flow attributable to incentive distribution rights	26,917	11,439	15,478
Distributable cash flow attributable to Enviva Partners, LP limited partners	$114,639	$87,021	$27,618
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
Cash Distributions
To the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, we intend to pay to holders of our common units cash distributions of at least the minimum quarterly distribution of $0.4125 per common unit per quarter, which equates to approximately $16.5 million per quarter, or approximately $66.0 million per year, based on the number of common units outstanding as of February 15, 2021.
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
In 2021, we completed the construction of the Mid-Atlantic Expansions. As of December 31, 2020, we have paid approximately $120.0 million and expect to pay approximately $10.0 million during 2021.
We expect to invest a total of $28.0 million to expand the Greenwood plant’s production capacity to 600,000 MTPY. We expect to complete the expansion, which is currently underway, by year-end 2021.
We have commenced a series of projects (the “Multi-Plant Expansions”) at our Sampson plant, Hamlet plant and Cottondale plant, subject to receiving the necessary permits. We expect to invest approximately $50.0 million to de-bottleneck manufacturing processes, eliminate certain costs and increase production capacity. We expect to complete the Multi-Plant Expansions by the end of 2022.
As part of the planned expansion projects or otherwise as part of our ordinary system improvements, we will continue to invest in the purchase and installation of emissions control equipment, such as regenerative thermal oxidizers, cyclones and baghouses at our existing plants, where required for environmental compliance or as part of our environmental leadership strategy. The expenditure amounts mentioned above for the Mid-Atlantic Expansions, the Greenwood plant expansion and the Multi-Plant Expansions include the investment in emissions control equipment.
Our financing strategy is to fund acquisitions, drop-downs and major expansion projects with 50% equity and 50% debt.
Long-Term Debt
2026 Notes
On December 9 and December 12, 2019, Enviva Partners, LP, with its wholly owned subsidiary Enviva Partners Finance Corp., issued $550.0 million and $50.0 million, respectively, of the 2026 Notes in private placements under Rule 144A and Regulation S of the Securities Act of 1933, as amended, for a total combined aggregate principal amount outstanding of $600.0 million maturing in 2026. We received gross proceeds of approximately $601.8 million from the offerings and net proceeds of approximately $595.8 million after deducting commissions and expenses. We used the net proceeds from the offerings to (1) redeem our existing $355.0 million principal amount of 8.5% senior unsecured 2021 Notes, including payment of the related redemption premium, (2) repay borrowings under our senior secured revolving credit facility, including payment of the related accrued interest and (3) for general partnership purposes. Interest payments are due semi-annually in arrears on January 15 and July 15 of each year, commencing July 15, 2020.
In July 2020, we issued an additional $150.0 million aggregate principal amount of the 2026 Notes at an offering price of 103.75% of the principal amount (the “Additional Notes”). We received net proceeds of approximately $153.6 million from the Additional Notes offering after deducting discounts and commissions. We used the net proceeds from the Additional Notes offering to fund a portion of the cash consideration for the Greenwood Drop-Down and Georgia Biomass Acquisition, to repay borrowings under our revolving credit facility and for general partnership purposes.
We may redeem all or a portion of the 2026 Notes at any time at the applicable redemption price, plus accrued and unpaid interest, if any (subject to the right of holders of record on the relevant record date to receive interest due on an interest payment date that is on or prior to the redemption date), and, in some cases, plus a make-whole premium.
We were in compliance with the covenants and restrictions associated with, and no events of default existed under, the indenture governing the 2026 Notes as of December 31, 2020. The 2026 Notes are guaranteed jointly and severally on a senior unsecured basis by our existing subsidiaries (excluding Enviva Partners Finance Corp.) that guarantee certain of our indebtedness and may be guaranteed by certain future restricted subsidiaries. For additional information on our senior secured credit facility, see Note 14, Long-Term Debt and Finance Lease Obligations.
2021 Notes
On December 9, 2019, we redeemed all $355.0 million of aggregate principal amount of 6.5% senior unsecured notes due 2021 (the “2021 Notes”) and recognized a $9.0 million loss on the early retirement of debt obligation consisting of a $7.5 million debt redemption premium and $1.5 million for the write-off of unamortized debt issuance costs, original issue discount and premium. The amounts were amortized over the term of the 2021 Notes and were expensed in December 2019 when we repaid $355.0 million of aggregate principal amount of the 2021 Notes. The redemption of the 2021 Notes was funded from a portion of the net proceeds from the issuance of the 2026 Notes.
Senior Secured Revolving Credit Facility
We have a $350.0 million senior secured revolving credit facility that matures on October 18, 2023.
Borrowings under the revolving credit commitments thereunder bear interest, at our option, at either a Eurodollar rate or at a base rate, in each case, plus an applicable margin. The applicable margin will fluctuate between 1.75% per annum and 3.00% per annum, in the case of Eurodollar rate borrowings, or between 0.75% per annum and 2.00% per annum, in the case of base rate loans, in each case, based on our Total Leverage Ratio (as defined in our credit agreement) at such time, with 25 basis point increases or decreases for each 0.50 increase or decrease in our Total Leverage Ratio from 2.75:1:00 to 4.75:1:00.
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
As of December 31, 2020, we were in compliance with all covenants and restrictions associated with, and no events of default existed under, the credit agreement governing our senior secured revolving credit facility. Our obligations under the senior secured revolving credit facility are guaranteed by certain of our subsidiaries and secured by liens on substantially all of our assets; however, the senior secured revolving credit facility is not guaranteed by the Hamlet JV or secured by liens on its assets. For additional information on our senior secured revolving credit facility, see Note 14, Long-Term Debt and Finance Lease Obligations.
Seller Note
In connection with the Greenwood Drop-Down, we became a party to, and a guarantor of, a promissory note (the “Seller Note”) with a remaining principal balance of $40.0 million, which was initially recorded at its carrying value of $36.9 million. The Seller Note matures in February 2023 and has an interest rate of 2.5% per annum. Principal and related interest payments are due annually through February 2022 and quarterly thereafter.
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
We did not sell any units under the ATM Program during 2020. As of February 15, 2021, $88.4 million remained available for issuance under the ATM Program.
Cash Flows
The following table sets forth a summary of our net cash flows from operating, investing and financing activities for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$119,335	$53,860
Net cash used in investing activities	(396,805)	(177,483)
Net cash provided by financing activities	278,421	130,216
Net increase in cash, cash equivalents and restricted cash	$951	$6,593
Cash Provided by Operating Activities
Net cash provided by operating activities was $119.3 million and $53.9 million for the years ended December 31, 2020 and 2019, respectively. The $65.5 million increase in cash provided by operating activities during the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to the increase in net income.
Cash Used in Investing Activities
Net cash used in investing activities was $396.8 million and $177.5 million for the years ended December 31, 2020 and 2019, respectively. The $219.3 million increase in cash used in investing activities during the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to a total of net cash paid of $292.9 million in relation to the Greenwood Drop-Down and the Georgia Biomass Acquisition, offset by a $74.7 million cash payment in relation to the Hamlet Drop-Down in the year ended December 31, 2019.
Cash Provided by Financing Activities
Net cash provided by financing activities was $278.4 million and $130.2 million for the years ended December 31, 2020 and 2019, respectively. The $148.2 million increase in net cash provided by financing activities in 2020, as compared to 2019, is primarily attributable to a net increase of $107.1 million in proceeds from debt issuances and debt issuance costs net of repayment of debt and a $93.7 million increase in net proceeds from common unit issuances offset by increases of $37.6 million in cash distributions and $15.6 million in deferred consideration for drop-down transactions.

Contractual Obligations

Contractual Obligations	Total	2021	2022-2023	2024-2025	2026 and Beyond
	(in thousands)
Long-term debt (1)	$910,000	$2,500	$157,500	$—	$750,000
Finance leases (2)	19,603	8,828	7,043	1,351	2,381
Other long-term debt (3)	2,000	2,000	—	—	—
Operating leases (4)	98,501	6,726	12,831	12,374	66,570
Interest payments (5)	261,602	54,086	105,652	97,653	4,211
Purchase obligations (6)	9,748	9,748	—	—	—
Shipping commitments (7)	1,381,991	117,875	230,582	214,475	819,059
Other purchase commitments (8)	524,763	142,383	232,514	124,855	25,011
	$3,208,208	$344,146	$746,122	$450,708	$1,667,232
____________________________________________
(1)Long-term debt as of December 31, 2020 consisted of (1) $746.9 million of outstanding indebtedness, net of unamortized discount, premium and debt issuance of $3.1 million related to the 2026 Notes, (2) $120.0 million of borrowings under our senior secured credit facility and (3) $37.6 million of outstanding indebtedness, net of unamortized discount of $2.4 million, related to the Seller Note.
(2)Finance leases are related to machinery, equipment and other assets included in property, plant and equipment.
(3)Other long-term debt consists of a note payable held by Enviva Pellets Amory, LLC (“Amory”), a wholly owned subsidiary of the Partnership.
(4)Operating leases are related to real estate, machinery, equipment and other assets with an initial term of longer than 12 months.
(5)Cash obligations for interest expense reflect, as of December 31, 2020, interest payments related to (1) the 2026 Notes, (2) borrowings under our senior secured credit facility, (3) the Seller Note, (4) other long-term debt and (5) finance leases.
(6)At December 31, 2020, we had $9.7 million of purchase obligations, which consisted of commitments for the purchase of materials, supplies and the engagement of services for the operation of our facilities to be used in the normal course of business. The amounts presented in the table do not include items already recorded in accounts payable or accrued liabilities at December 31, 2020.
(7)In order to mitigate volatility in our shipping costs, we have entered into fixed-price shipping contracts with reputable shippers matching the terms and volumes of certain of our off‑take contracts for which we are responsible for arranging shipping. Our contracts with shippers include provisions as to the minimum amount of MTPY to be shipped and may also stipulate the number of shipments. Pursuant to these contracts, the terms of which extend to up to 15 years, charges are based on a fixed‑price per MT and, in most cases, there are adjustment provisions for increases in the price of fuel or for other distribution-related costs. The price per MT may also vary depending on the loading port and the discharge port. Our shippers commit their resources based on our planned shipments and we would likely be liable for a portion of their expenses if we deviated from our communicated plans. As of December 31, 2020, we estimate our obligations related to these shipping contracts to be approximately $1.4 billion through 2039. These amounts will be offset by the related sales transactions in the same period, which are not included in the table above.
(8)Purchase and other commitments consist primarily of commitments under certain wood fiber and wood pellet purchases, handling and terminal and stevedoring service contracts. Some of our suppliers and service providers commit resources based on our planned purchases and require minimum levels of commitments. The wood pellet supply agreements for the purchase of 1,080,000 MT of wood pellets from British Columbia are fully offset by an agreement to sell 1,080,000 MT of wood pellets to the same counterparty from our terminal locations. The amounts in the table represent an estimate of the costs we would incur under these contracts as of December 31, 2020. Many of our contracts are requirement contracts and currently do not represent a firm commitment to purchase from our suppliers; therefore, they are not reflected in the table above. Under these contracts, we may be liable for the costs incurred on services rendered until termination and the costs of any supplies on hand.

Off‑Balance Sheet Arrangements
As of December 31, 2020, we did not have any off‑balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S‑K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or a variable interest in unconsolidated entities.
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
For accounting policies and estimates that we believe are critical to our consolidated financial statements due to the degree of uncertainty regarding the estimates or assumptions involved, please see the following disclosures within the Notes to our Consolidated Financial Statements included in Part II, Item 8. of this Annual Report on Form 10-K: Note 2, Significant Accounting Policies, specifically about “Business Combinations”, “Inventories”, “Revenue Recognition”, “Cost of Goods Sold”, and “Property, Plant and Equipment”, and Note 4, “Acquisition”.

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
Interest Rate Risk
At December 31, 2020, our total debt had a carrying value of $906.4 million and fair value of $959.3 million.
Although we seek to mitigate a portion of our interest rate risk through interest rate swaps, we are exposed to fluctuations in interest rates on borrowings under our senior secured revolving credit facility. Borrowings under the senior secured revolving credit facility bear interest, at our option, at either a base rate plus an applicable margin or at a Eurodollar rate plus an applicable margin.
We enter into derivative instruments to manage cash flow. We do not enter into derivative instruments for speculative or trading purposes. During the year ended December 31, 2020, we entered into pay-fixed, receive-variable interest rate swaps that expire in September 2021 and October 2021 to hedge interest rate risk associated with variable rate borrowings under our senior secured revolving credit facility. The interest rate swaps are not designated and accounted for as cash flow hedges. The counterparty to our interest rate swap agreements are major financial institutions.
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
Credit Risk
Substantially all of our revenue was from long-term, take-or-pay off-take contracts with four customers for the years ended December 31, 2020, 2019 and 2018. During the year ended December 31, 2020, most of our customers were major power generators in Europe. This concentration of counterparties operating in a single industry and geographic area results in an exposure to credit risk, in that the counterparties may be similarly affected by changes in economic, political, regulatory or other conditions. If a customer defaults or if any of our contracts expire in accordance with their terms, and we are unable to renew or replace these contracts, our gross margin and cash flows and our ability to make cash distributions to our unitholders may be adversely affected. Although we have entered into hedging arrangements in order to minimize our exposure to fluctuations in foreign currency exchange and interest rates, our derivatives also expose us to credit risk to the extent that counterparties may be unable to meet the terms of our hedging agreements. For more information, please read Part I, Item 1A “Risk Factors—Our exposure to risks associated with foreign currency and interest rate fluctuations, as well the hedging arrangements we may enter into to mitigate those risks, could have an adverse effect on our financial condition and results of operations and — We will derive substantially all of our revenues from six customers in 2021, five of which are in Europe. If we fail to continue to diversify our customer base, our results of operations, business and financial position and ability to pay distributions to our unitholders could be materially adversely affected.
Foreign Currency Exchange Risk
We primarily are exposed to fluctuations in foreign currency exchange rates related to contracts pursuant to which deliveries of wood pellets will be settled in foreign currency. We have entered into forward contracts and purchased options to hedge a portion of our forecasted revenue for these customer contracts.
As of December 31, 2020, we had notional amounts of 143.6 million GBP and 13.0 million Euro (“EUR”) under foreign currency forward contracts and 51.6 million GBP under foreign currency option contracts that expire between 2021 and 2024. As of December 31, 2020, we had no EUR option contracts outstanding.
Historically, we designated and accounted for forward contracts and purchased options as cash flow hedges of anticipated foreign currency denominated revenue and, therefore, the effective portion of the changes in fair value on these instruments was recorded as a component of accumulated other comprehensive income in partners’ capital and was reclassified to revenue in the consolidated statements of operations in the same period in which the underlying revenue transactions occurred. During the third quarter of 2018, we elected to discontinue hedge accounting for all designated foreign currency cash flow hedges and, as a result, we had no unrealized loss (gain) associated with foreign currency forward contracts and foreign currency purchased options in accumulated other comprehensive income. At December 31, 2020 and 2019, no unrealized amounts associated with foreign currency forward contracts and foreign currency purchased options were included in other comprehensive income.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS
ENVIVA PARTNERS, LP AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Unitholders and the Board of Directors of Enviva Partners, LP
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Enviva Partners, LP and subsidiaries (the Partnership) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) income, changes in partners’ capital and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2020 and 2019, and the results of its operations and cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2021 expressed an unqualified opinion thereon.
Adoption of New Accounting Standards
As discussed in Note 2 to the consolidated financial statements, the Partnership changed its method of accounting for leases in 2019.
Basis for Opinion
These financial statements are the responsibility of the management of the Partnership’s General Partner. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Related Party Transactions
Description of the Matter
The Partnership engages, in the ordinary course of business, in related party transactions with Enviva Holdings LP, and certain of its subsidiaries. Each of these entities is a related party. As discussed in Note 3 and 15 to the consolidated financial statements, the Partnership has entered into a number of transactions with these related parties, including but not limited to agreements for operations, general administrative, management, and other services, as well as an acquisition of the Greenwood plant.
Especially challenging auditor judgment was involved in assessing the completeness and accuracy of related party transactions and assessing the sufficiency of the disclosures due to the complexity of the Partnership’s legal structure. Enviva Holdings, LP is involved in many aspects of the Partnership’s business, including expenses allocated and charged to the Partnership from Enviva Holdings, LP for services provided under the Management Service Agreements.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over related party transactions. For example, we tested controls over management’s identification of related parties, review of the related party transactions listing for completeness, and review for completeness and accuracy of the related party disclosures.
Our audit procedures included, among others, reading public filings and external news for information related to transactions between the Partnership and related parties. In addition, we inspected the Partnership’s minutes from meetings of the Board of Directors and related Committees. We inspected the Partnership’s organization chart throughout the year to obtain an understanding of the legal structure and confirmed our understanding based on inquiries with legal counsel. We also inspected the Partnership’s directors and officers questionnaires, and read material agreements between the Partnership and related parties. We tested all material transactions between related parties based on our review of the related agreements in order to identify the appropriate classification. We inquired with executive officers, key members of management, and the Audit Committee of the Board of Directors regarding related party transactions to understand the nature of the relationship and the business purpose of the transaction. Additionally, we assessed the adequacy and completeness of the Partnerships’ related party disclosures.

Completeness of Revenue from Off-Take Contracts
Description of the Matter
As discussed in Note 1 to the consolidated financial statements, the Partnership primarily earns revenue through long-term take-or-pay contracts that include a defined volume of wood pellets that the customer is required to purchase on an annual basis. Revenue on these contracts is recognized when control transfers to the customer at the time of loading wood pellets onto a ship.
Auditing the measurement of revenue at year-end required especially challenging auditor judgment and more extensive audit procedures, including the use of specialists, due to the complexity of determining the quantity of wood pellets transferred to the customer at the end of the year.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over revenue cut-off for off-take contracts. For example, we tested controls over management’s review of third-party survey results at year-end, and managements rollforward of pellets.
Our audit procedures included, among others, evaluating the work of management’s third-party specialist to survey all partially loaded ships at year end to assist in determining the amount of pellets transferred to customers at the end of year. We also performed observations of finished goods held by the Company at or near year-end, and tested management’s rollforward of pellets. We also performed analytical procedures over year-end revenue cut off, made inquiries of employees outside of the accounting department to corroborate the completeness of the vessels being loaded at year-end and inspected a sample of shipping and receiving documentation to test that pellets shipped near year-end were recognized in the appropriate period based on the date of shipment.

Valuation of acquired intangible assets and liabilities
Description of the Matter
During 2020, the Partnership completed its business combination of Georgia Biomass Holding LLC for $163 million, as disclosed in Note 4 to the consolidated financial statements. As part of the transaction, the Partnership acquired certain off-take contracts and a shipping contract which were recognized at fair value as intangible assets and liabilities of $5.7 million and $7.4 million, respectively.

How We Addressed the Matter in Our Audit
Auditing the Partnership's determination of fair value for the intangible assets and liabilities was especially complex due to the significant estimation uncertainty in the Partnership’s determination of the fair value of the identified intangible assets and liabilities. The significant estimation uncertainty was primarily due to the limited market data related to the market value of the acquired contracts, due to the limited pricing sources available for comparable utility-grade wood pellets and shipping agreements. The Partnership used an income method to measure the intangible assets and liabilities. The significant assumption used to estimate the fair value of the intangible assets and liabilities is the market rate for similar contracts.
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the valuation of acquired contracts. For example, we tested controls over the estimation process supporting the recognition and measurement of the contract assets and liabilities. We also tested management’s review controls over the significant assumption used in the valuation models.
To test the estimated fair value of the intangible assets and liabilities, we performed audit procedures that included, among others, evaluating the Partnership's selection of the valuation methodology, evaluating the methods and significant assumption used by the Partnership’s valuation specialist, and evaluating the completeness and accuracy of the underlying data supporting the significant assumption and estimates. For example, we compared the significant assumption to current industry, market trends, and other recently negotiated contracts. We involved our valuation specialists to assist with our evaluation of the methodology used by the Partnership and to perform a sensitivity analysis over the significant assumption.

/s/ Ernst & Young LLP
We have served as the Partnership’s auditor since 2019.
Tysons, Virginia
February 25, 2021

Report of Independent Registered Public Accounting Firm
To Unitholders and Board of Directors
Enviva Partners, LP:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of income, comprehensive income, changes in partners’ capital, and cash flows of Enviva Partners, LP and subsidiaries (the Partnership) for the year ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the Partnership’s results of operations and cash flows for the year ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
(signed) KPMG LLP
We served as the Company’s auditor from 2010 to 2019.
McLean, Virginia
March 1, 2019

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2020 and 2019
(In thousands, except number of units)

	2020	2019
Assets
Current assets:
Cash and cash equivalents	$10,004	$9,053
Accounts receivable	124,212	72,421
Related-party receivables, net	2,414	—
Inventories	42,364	32,998
Prepaid expenses and other current assets	16,457	5,617
Total current assets	195,451	120,089
Property, plant and equipment, net	1,071,819	751,780
Operating lease right-of-use assets	51,434	32,830
Goodwill	99,660	85,615
Other long-term assets	11,248	4,504
Total assets	$1,429,612	$994,818
Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$15,208	$18,985
Related-party payables, net	—	304
Deferred consideration for drop-downs due to related-party	—	40,000
Accrued and other current liabilities	108,976	59,066
Current portion of interest payable	24,642	3,427
Current portion of long-term debt and finance lease obligations	13,328	6,590
Total current liabilities	162,154	128,372
Long-term debt and finance lease obligations	912,721	596,430
Long-term operating lease liabilities	50,074	33,469
Deferred tax liabilities, net	13,217	—
Other long-term liabilities	15,419	3,971
Total liabilities	1,153,585	762,242
Commitments and contingencies
Partners’ capital:
Limited partners:
Common unitholders—public (26,209,862 and 19,870,436 units issued and outstanding at December 31, 2020 and 2019, respectively)	424,825	300,184
Common unitholder—sponsor (13,586,375 units issued and outstanding at December 31, 2020 and 2019)	41,816	82,300
General partner (no outstanding units)	(142,404)	(101,739)
Accumulated other comprehensive (loss) income	(18)	23
Total Enviva Partners, LP partners’ capital	324,219	280,768
Noncontrolling interest	(48,192)	(48,192)
Total partners' capital	276,027	232,576
Total liabilities and partners’ capital	$1,429,612	$994,818
See accompanying notes to consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2020, 2019 and 2018
(In thousands, except per unit amounts)

	2020	2019	2018
Product sales	$830,528	$674,251	$564,010
Other revenue (1)	44,551	10,142	9,731
Net revenue	875,079	684,393	573,741
Cost of goods sold (1)	684,863	549,701	461,735
Loss on disposal of assets	6,978	3,103	2,386
Depreciation and amortization	76,115	50,521	40,179
Total cost of goods sold	767,956	603,325	504,300
Gross margin	107,123	81,068	69,441
General and administrative expenses	12,800	6,932	5,879
Related-party management services agreement fee	32,545	29,457	21,762
Total general and administrative expenses	45,345	36,389	27,641
Income from operations	61,778	44,679	41,800
Other (expense) income:
Interest expense	(44,902)	(39,344)	(36,471)
Early retirement of debt obligation	—	(9,042)	(751)
Other income, net	273	764	2,374
Total other expense, net	(44,629)	(47,622)	(34,848)
Net income (loss) before income tax expense	17,149	(2,943)	6,952
Income tax expense	69	—	—
Net income (loss)	$17,080	$(2,943)	$6,952
Net (loss) income per limited partner common unit:
Basic and diluted	$(0.36)	$(0.54)	$0.04
Net income per limited partner subordinated unit:
Basic and diluted	$—	$—	$0.04
Weighted-average number of limited partner units outstanding:
Common—basic	36,813	31,791	21,533
Common—diluted	36,813	31,791	22,553
Subordinated—basic and diluted	—	—	4,893

Distributions declared per limited partner unit	$3.0000	$2.6500	$2.5300

(1) See Note 15, Related-Party Transactions
See accompanying notes to consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
Years ended December 31, 2020, 2019 and 2018
(In thousands)

	2020	2019	2018
Net income (loss)	$17,080	$(2,943)	$6,952
Other comprehensive income (loss), net of tax of $0:
Net unrealized (losses) gains on cash flow hedges	—	(146)	5,655
Reclassification of net gains on cash flow hedges realized into net income (loss)	(22)	(288)	(2,178)
Currency translation adjustment	(19)	—	2
Total other comprehensive (loss) income	(41)	(434)	3,479
Total comprehensive income (loss)	$17,039	$(3,377)	$10,431
See accompanying notes to consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Consolidated Statements of Changes in Partners’ Capital
Years ended December 31, 2020, 2019 and 2018
(In thousands)

		Limited Partners’ Capital
	General Partner Interest	Common Units— Public		Common Units— Sponsor		Subordinated Units— Sponsor		Accumulated Other Comprehensive Income (loss)	Non- controlling Interests	Total Partners Capital
		Units	Amount	Units	Amount	Units	Amount
Partners’ capital, December 31, 2017	$(128,569)	13,073	$224,027	1,347	$16,050	11,905	$101,901	$(3,040)	$—	$210,369
Distributions to unitholders, distribution equivalent and incentive distribution rights	(5,326)	—	(38,241)	—	(15,845)	—	(14,822)	—	—	(74,234)
Issuance of units through Long-Term Incentive Plan	(5,675)	227	511	(82)	(1,301)	—	—	—	—	(6,465)
Issuance of common units, net	—	8	241	—	—	—	—	—	—	241
Sale of common units	—	1,265	13,335	(1,265)	(13,335)	—	—	—	—	—
Conversion of subordinated units to common units	—	—	—	11,905	78,504	(11,905)	(78,504)	—	—	—
Non-cash Management Services Agreement expenses	557	—	5,817	—	—	—	—	—	—	6,374
Other comprehensive income	—	—	—	—	—	—	—	3,479	—	3,479
Net income (loss)	5,326	—	1,922	—	8,279	—	(8,575)	—	—	6,952
Partners’ capital, December 31, 2018	(133,687)	14,573	207,612	11,905	72,352	—	—	439	—	146,716
Excess consideration over Enviva Wilmington Holdings, LLC net assets and initial recognition of its noncontrolling interest	5,422	—	—	—	—	—	—	—	(48,192)	(42,770)
Distributions to unitholders, distribution equivalent and incentive distribution rights	(9,821)	—	(51,906)	—	(34,452)	—	—	—	—	(96,179)
Issuance of units through Long-Term Incentive Plan	(1,882)	97	72	—	—	—	—	—	—	(1,810)
Issuance of common units, net	—	5,200	146,278	—	—	—	—	—	—	146,278
Issuance of units associated with the Hamlet Drop-Down	—	—	—	1,681	50,000	—	—	—	—	50,000
Non-cash Management Services Agreement expenses	23,687	—	5,310	—	—	—	—	—	—	28,997
Reimbursable amounts under Make-Whole Agreement	4,721	—	—	—	—	—	—	—	—	4,721
Cumulative effect of accounting change - derivative instruments	—	—	(10)	—	(8)	—	—	18	—	—
Other comprehensive loss	—	—	—	—	—	—	—	(434)	—	(434)
Net income (loss)	9,821	—	(7,172)	—	(5,592)	—	—	—	—	(2,943)
Partners' capital, December 31, 2019	(101,739)	19,870	300,184	13,586	82,300	—	—	23	(48,192)	232,576
Excess consideration over Enviva Pellets Greenwood Holdings II, LLC net assets	(61,830)	—	—	—	—	—	—	—	—	(61,830)
Distributions to unitholders, distribution equivalent and incentive distribution rights	(22,092)	—	(74,252)	—	(39,334)	—	—	—	—	(135,678)
Issuance of units through Long-Term Incentive Plan	(4,374)	186	(572)	—	—	—	—	—	—	(4,946)
Issuance of common units, net	—	6,154	190,529	—	—	—	—	—	—	190,529
Non-cash Management Services Agreement expenses	25,539	—	12,798	—	—	—	—	—	—	38,337
Other comprehensive loss	—	—	—	—	—	—	—	(41)	—	(41)
Net income (loss)	22,092	—	(3,862)	—	(1,150)	—	—	—	—	17,080
Partners’ capital, December 31, 2020	$(142,404)	26,210	$424,825	13,586	$41,816	—	$—	$(18)	$(48,192)	$276,027

See accompanying notes to consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2020, 2019 and 2018
(In thousands)

	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$17,080	$(2,943)	$6,952
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	77,471	51,581	40,745
MSA Fee Waivers	23,400	22,600	—
Amortization of debt issuance costs, debt premium and original issue discounts	1,905	1,243	1,093
Early retirement of debt obligation	—	9,042	751
Loss on disposal of assets	6,978	3,103	2,386
Unit-based compensation	12,848	5,410	6,229
De-designation of foreign currency forwards and options	—	—	(1,947)
Fair value changes in derivatives	5,294	3,701	(7,464)
Unrealized gains on foreign currency transactions, net	54	177	23
Change in operating assets and liabilities:
Accounts and insurance receivables	(60,235)	(16,330)	19,230
Related-party receivables	2,722	1,392	2,720
Prepaid expenses and other current and long-term assets	(13,819)	(358)	(182)
Inventories	825	(1,889)	(7,843)
Derivatives	(249)	1,770	4,907
Accounts payable, accrued liabilities and other current liabilities	35,189	9,287	14,916
Related-party payables and accrued liabilities	—	(27,933)	173
Deferred revenue	780	3,887	—
Accrued interest	15,343	(5,148)	367
Operating lease liabilities	(5,828)	(4,826)	—
Other long-term liabilities	(423)	94	997
Net cash provided by operating activities	119,335	53,860	84,053
Cash flows from investing activities:
Purchases of property, plant and equipment	(100,106)	(111,269)	(27,132)
Payments in relation to the Greenwood Drop-Down, net of cash acquired	(129,631)	—	—
Payments in relation to the Georgia Biomass Acquisition, net of cash acquired	(163,299)	—	—
Payment in relation to the Hamlet Drop-Down	—	(74,700)	—
Insurance proceeds from property loss	—	—	1,130
Other	(3,769)	8,486	—
Net cash used in investing activities	(396,805)	(177,483)	(26,002)
Cash flows from financing activities:
Proceeds from senior secured revolving credit facility	755,500	453,000	299,250
Principal payments on senior secured revolving credit facility	(635,500)	(526,000)	(226,250)
Proceeds from debt issuance	155,625	601,777	—
Principal payments on other long-term debt and finance lease obligations	(5,571)	(358,311)	(46,466)
Cash paid related to debt issuance costs and deferred offering costs	(3,949)	(7,560)	(2,495)
Proceeds from common unit issuances, net	190,529	96,822	241
Payment of deferred consideration for Wilmington Drop-Down	—	(24,300)	—
Distributions to unitholders, distribution equivalent rights and incentive distribution rights holder	(133,217)	(95,659)	(73,518)
Payment to General Partner to purchase affiliate common units for Long-Term Incentive Plan vesting	—	—	(2,341)
Payment for withholding tax associated with Long-Term Incentive Plan vesting	(4,996)	(1,910)	(4,536)
Payments in relation to the Hamlet Drop-Down	(40,000)	(99)	—
Cash paid for redemption premium from early retirement of debt	—	(7,544)	—
Net cash provided by (used in) financing activities	278,421	130,216	(56,115)
Net increase in cash, cash equivalents and restricted cash	951	6,593	1,936
Cash, cash equivalents and restricted cash, beginning of period	9,053	2,460	524
Cash, cash equivalents and restricted cash, end of period	$10,004	$9,053	$2,460
See accompanying notes to consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
Years ended December 31, 2020, 2019 and 2018
(In thousands)

	2020	2019	2018
Non-cash investing and financing activities:
Common unit issuance for deferred consideration for Wilmington Drop-Down	$—	$49,700	$—
Common unit issuance for the Hamlet Drop-Down	—	50,000	—
Property, plant and equipment acquired included in accounts payable and accrued liabilities	16,197	3,421	8,939
Property, plant and equipment acquired under finance leases	12,487	6,493	3,512
Deferred consideration to sponsor included in related-party payable	—	40,000	—
Conversion of subordinated units to common units	—	—	78,504
Transfer of Enviva Port of Wilmington, LLC Drop-Down consideration to short-term	—	—	74,000
Supplemental information:
Interest paid, net of capitalized interest	$22,150	$41,190	$35,222

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)

(1) Description of Business and Basis of Presentation
Enviva Partners, LP (together with its subsidiaries, “we,” “us,” “our,” or the “Partnership”) is a Delaware limited partnership formed on November 12, 2013 as a wholly owned subsidiary of Enviva Holdings, LP (together with its wholly owned subsidiaries Enviva MLP Holdco, LLC and Enviva Development Holdings, LLC, where applicable, the “sponsor”). Enviva Partners GP, LLC, a wholly owned subsidiary of Enviva Holdings, LP, is the General Partner (the “General Partner”) of the Partnership. We procure wood fiber and process it into utility-grade wood pellets and load the finished wood pellets into railcars, trucks and barges for transportation to deep-water marine terminals, where they are received, stored and ultimately loaded onto oceangoing vessels for delivery under long-term, take-or-pay off-take contracts to our customers principally in the United Kingdom (the “U.K.”) and Europe and increasingly Japan.
We own and operate nine industrial-scale wood pellet production plants located in the Southeastern United States. In addition to the volumes from our plants, we also procure wood pellets from third parties. Wood pellets are exported from our wholly owned deep-water marine terminals at the Port of Chesapeake, Virginia (the “Chesapeake terminal”) and terminal assets at the Port of Wilmington, North Carolina (the “Wilmington terminal”) and from third-party deep-water marine terminals in Mobile, Alabama, Panama City, Florida and Savannah, Georgia under a short-term contract, a long-term contract and a lease and associated terminal services agreement, respectively.
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
Reclassification
Certain prior year amounts have been reclassified from general and administrative expenses to related-party management services agreement (“MSA”) fees to conform to current period presentation on the consolidated statements of operations.
Enviva Pellets Greenwood
On July 1, 2020, we acquired from our sponsor all of the limited liability company interests in Enviva Pellets Greenwood Holdings II, LLC, the indirect owner of Enviva Pellets Greenwood, LLC (“Greenwood”), which owns a wood pellet production plant located in Greenwood, South Carolina (the “Greenwood plant”), for a purchase price of $132.0 million, subject to certain adjustments (such transaction, the “Greenwood Drop-Down”). On the date of and in connection with the Greenwood Drop-Down, our sponsor assigned five biomass off-take contracts to us (collectively, the “Associated Off-Take Contracts”). The Associated Off-Take Contracts call for aggregate annual deliveries of 1.4 million metric tons per year (“MTPY”) and mature between 2031 and 2041. Our sponsor also assigned two fixed-rate shipping contracts and partially assigned two additional fixed-rate shipping contracts to us.
The Greenwood Drop-Down was an asset acquisition between entities under common control and accounted for on the carryover basis of accounting. Accordingly, the consolidated financial statements for the period beginning July 1, 2020 reflect the acquisition. See Note 3, Transactions Between Entities Under Common Control.
On the date of the Greenwood Drop-Down:
•We entered into an agreement with our sponsor, pursuant to which our sponsor agreed to reimburse us for any construction costs incurred for the planned expansion of the Greenwood plant in excess of $28.0 million (the “Greenwood Make-Whole Agreement”).
•We entered into an agreement with Enviva Management Company, LLC, a Delaware limited liability company and wholly owned subsidiary of our sponsor (together with its affiliates that provide services to us, as applicable, “Enviva Management Company”), pursuant to which (1) Enviva Management Company waived our obligation to pay an aggregate of approximately $37.0 million in management services and other fees payable under our management

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

services agreement with Enviva Management Company for the period from July 1, 2020 through the fourth quarter of 2021 and (2) Enviva Management Company will waive our obligation to pay certain management services and other fees during 2022 unless and until the Greenwood plant’s production volumes equal or exceed 50,000 metric tons (“MT”) in any calendar month, in each case, to provide cash flow support to us during the planned expansion of the Greenwood plant (the “Third EVA MSA Fee Waiver”).
Georgia Biomass Holding LLC
On July 31, 2020, Enviva Pellets Waycross Holdings, LLC, a wholly owned subsidiary of the Partnership, acquired all of the limited liability company interests in Georgia Biomass Holding LLC, a Georgia limited liability company (“Georgia Biomass”), and the indirect owner of a wood pellet production plant located in Waycross, Georgia (the “Waycross plant”), for a purchase price of $175.0 million, subject to certain adjustments (the “Georgia Biomass Acquisition”). In August 2020, Georgia Biomass converted to a limited liability company organized under the laws of the State of Delaware under the name Enviva Pellets Waycross Holdings Sub, LLC.
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
Enviva Wilmington Holdings, LLC
On April 2, 2019, we acquired (the “Hamlet Drop-Down”) from our sponsor all of the issued and outstanding Class B Units in Enviva Wilmington Holdings, LLC (the “Hamlet JV”), a limited liability company owned by our sponsor and John Hancock Life Insurance Company (U.S.A.) and certain of its affiliates (collectively, as applicable, “John Hancock”). On the date of acquisition, we began to consolidate the Hamlet JV as a variable interest entity of which we are the primary beneficiary. As managing member, we have the sole power to direct the activities that most impact the economics of the Hamlet JV. Additionally, as the Class B Units represent a controlling interest in the Hamlet JV, we account for the Hamlet JV as a consolidated subsidiary, not as a joint venture. The Hamlet JV owns a wood pellet production plant in Hamlet, North Carolina (the “Hamlet plant”) and a firm, 15-year take-or-pay off-take contract with a customer for the delivery of nearly 1.0 million MTPY of wood pellets, following a ramp period. The Hamlet Drop-Down was an asset acquisition between entities under common control and accounted for on the carryover basis of accounting. Accordingly, the consolidated financial statements for the period beginning April 2019 reflect the acquisition. See Note 3, Transactions Between Entities Under Common Control.
(2) Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.
Business Combinations
Since the required adoption of Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), on January 1, 2018, determining whether an entity has acquired a business or an asset (or a group of assets) is critical because the accounting for a business combination differs significantly from that of an asset acquisition. For transfers between entities under common control, the transfer of a business would represent a change in reporting entity requiring a retrospective adjustment of the combined financial statements. Conversely, a common control transaction involving the transfer of net assets that does not constitute a business is not accounted for as a change in reporting entity and is, therefore, accounted for prospectively. For an acquisition of a business from an entity not under common control, the overall principle is that, when an entity (the acquirer) takes control of another entity (the target), the fair value of the underlying exchange transaction is used to establish a new accounting basis for the acquired entity where the acquirer recognizes and measures the assets acquired and liabilities assumed at their full fair values as of the date control is obtained. For an acquisition of an asset from an entity not under common control, a cost accumulation and allocation model is used under which the cost of the acquisition is allocated to the assets acquired and liabilities assumed.

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
A business combination is an acquisition of a business from an entity not under common control and is accounted for using the acquisition method. Identifiable assets acquired and liabilities assumed are recognized at fair value on the acquisition date. Goodwill is calculated as the excess of the fair value of the consideration transferred, which excludes acquisition-related costs that are expensed, over the fair value of the net assets recognized and represents the future economic benefits arising from other net assets acquired that could not be individually identified and separately recognized. Fair value measurements may require us to make significant estimates and assumptions. A measurement period, which could be up to one year from the date of acquisition, exists to identify and measure the assets acquired and the liabilities assumed. During the measurement period, provisional amounts may be recognized and those amounts may subsequently be prospectively adjusted to reflect any new information about facts and circumstances that existed at the acquisition date that, if known, would have affected the measurement of these amounts. At the end of the measurement period, any subsequent changes would not be recognized under the acquisition method but would instead follow other accounting principles, which would then generally impact earnings.
Common Control Transactions
Assets and businesses acquired from our sponsor and its controlled subsidiaries are accounted for as common control transactions. For assets acquired in a common control transaction, net assets acquired are accounted for on the carryover basis of accounting and consolidated prospectively as of the transaction date. For businesses acquired in a common control transaction, the net assets acquired are combined at their historical costs and prior periods are recast with historical net equity amounts prior to the transaction date are attributed to the General Partner and any noncontrolling partner interest at carryover basis. If any recognized consideration transferred in such a transaction exceeds the carrying value of the net assets acquired, the excess is treated as a capital distribution to the General Partner. If the carrying value of the net assets acquired exceeds any recognized consideration transferred including, if applicable, the fair value of any limited partner units issued, then that excess is treated as a capital contribution from the General Partner.
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
Accounts Receivable
Accounts receivable represent amounts billed that are recorded at the invoiced amount and billable under our contracts that are pending finalization of prerequisite billing documentation and do not bear interest. As of December 31, 2020 and 2019, we had no amounts in allowance for doubtful accounts given the lack of historical credit losses and no current expectations of credit losses.

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
Inventories are stated at the lower of cost or net realizable value using the first-in, first-out method (“FIFO”) for all inventories. Raw material, production and distribution costs associated with delivering wood pellets to marine terminals and third- and related-party wood pellet purchase costs are capitalized as a component of inventory. These costs and the finished production overhead allocated to inventory are reflected in cost of goods sold when inventory is sold.
Intangibles
Intangibles primarily consist of favorable or unfavorable customer contracts and an unfavorable shipping contact that were acquired in the Georgia Biomass Acquisition. Intangibles with definite lives are amortized based on the pattern of economic benefit over their estimated useful lives, which are reviewed annually. The intangibles acquired in the Georgia Biomass Acquisition are being amortized on a straight-line basis, as MT of wood pellets to be sold or shipped under each contract are constant through the end of such contracts. See Note 13, Goodwill and Other Intangibles.
Revenue Recognition
We primarily earn revenue by supplying wood pellets to customers under off-take contracts, the majority of the commitments under which are long-term in nature. Our off-take contracts are considered “take-or-pay” because they include a firm obligation of the customer to take a fixed quantity of product at a stated price and provisions that require that we be compensated in the case of a customer’s failure to accept all or a part of the contracted volumes or termination of a contract by a customer. Each of our long-term off-take contracts define the annual volume of wood pellets that a customer is required to purchase, and we are required to sell, the fixed price per MT for product satisfying a base net calorific value and other technical specifications. These prices are generally fixed for the entire term, however, some may be subject to adjustments which may include annual inflation-based adjustments or price escalators, price adjustments for product specifications, as well as, in some instances, price adjustments due to changes in underlying indices. In addition to sales of our product under these long-term off-take contracts, we routinely sell wood pellets under shorter-term contracts, which range in volume and tenor and, in some cases, may include only one specific shipment. Because each of our off-take contracts is a bilaterally negotiated agreement, our revenue over the duration of such contracts does not generally follow observable current market pricing trends. Our performance obligations under these contracts are the delivery of wood pellets, which we aggregate into MT. We account for each MT as a single performance obligation. Our revenue from the sales of wood pellets we produce is recognized as product sales upon satisfaction of our performance obligation when control transfers to the customer at the time of loading wood pellets onto a ship.
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
In some cases, we may purchase shipments of product from third-party suppliers and resell them to other parties in back-to-back transactions (“purchase and sale transactions”). We recognize revenue on a gross basis in product sales when we determine that we act as a principal by having control of the wood pellets before they are transferred to the customer. Indicators of control have included being primarily responsible for fulfilling the promise to provide the wood pellets (such as by contracting to sell wood pellets before contracting to buy them), having inventory risk, or having discretion in establishing the sales price for the wood pellets. The decision as to whether to recognize revenue on a gross or net basis requires significant judgment.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

We recognize third- and related-party terminal services revenue ratably over the related contract term, which is included in other revenue. Terminal services are performance obligations that are satisfied over time, as customers simultaneously receive and consume the benefits of the terminal services we perform. The consideration is generally fixed for minimum quantities and any services above the minimum are generally billed based on a per-MT rate as variable consideration and recognized as services are performed. Any deficiency payments receivable and probable of being collected from a customer not meeting quarterly minimum throughput requirements are recognized during the related quarter in satisfaction of the related performance obligation.
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
In instances where we have contracts to exchange wood pellets held for sale in the ordinary course of business for similar wood pellets to be sold in the same line of business to facilitate sales to customers other than the parties to the exchange, we account for these exchanges as nonmonetary transactions at the carrying amount of the wood pellets transferred, with no impact to revenue and with no net impact to cost of goods sold once an equal amount of wood pellets have been exchanged. For the sale of the wood pellets received to customers not parties to the exchange, we recognize product sales revenue as described above for off-take contracts. To the extent that these exchanges also include compensation to us for shipping wood pellets, we recognize it as product sales revenue as those wood pellets are loaded and we recognize the shipping costs in cost of goods sold.
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
Accrued and other current liabilities
Accrued and other current liabilities primarily includes liabilities related to construction in progress, amounts related cost of goods sold such as utility costs at our production facilities, distribution costs associated with shipping wood pellets to customers, and costs associated with the purchase of wood fiber and wood pellets not yet invoiced.
Derivative Instruments
Derivative instruments are classified as either assets or liabilities on a gross basis and carried at fair value and included in prepaid expenses and other current assets, other long-term assets, accrued and other current liabilities and other long-term liabilities on the consolidated balance sheets. Since August 2018 and March 2020, we have no longer applied hedge accounting treatment to any foreign currency and interest rate derivatives, respectively. Derivative instruments that did not or ceased to qualify, or are no longer designated, as accounting hedges are adjusted to fair value through earnings in the current period.
To the extent hedge accounting had previously been applied, it was applied to qualifying cash flow hedges with unrealized changes in their fair value recognized as accumulated other comprehensive income in partners’ capital to the extent they could be considered effective in accordance with the accounting standards on derivatives and hedging applicable during those periods.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

The effective portion of qualifying foreign currency hedges was reclassified into revenue in the same period or periods during which the hedged revenue affected earnings. The effective portion of qualifying interest rate swaps was reclassified into interest expense in the same period or periods during which the hedged interest expense affects earnings.
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
Long-lived assets, such as property, plant and equipment and amortizable intangible assets, are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. There were no such indicators that would require impairment testing to be performed during the periods presented.
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
Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Our leases do not contain any material residual value guarantees, restrictive covenants or subleases. In addition to fixed lease payments, we have contracts that incur variable lease expense related to usage (e.g. throughput fees, maintenance and repair and machine hours), which are expensed as incurred. Our leases have remaining terms of one to 27 years, some of which include options to extend the leases by up to 5 years. Our leases are generally noncancelable. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

improvements are limited by the expected lease term unless there is a transfer of title or purchase option reasonably certain of exercise.
An incremental borrowing rate is applied to our leases for balance sheet measurement. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for a collateralized borrowing over a similar term of the lease payments as of the commencement date.
We adopted ASU 2016-02, Leases, on and as of January 1, 2019 using the modified retrospective transition method, which we applied to all leases existing at the date of initial application of the ASU. We elected to use the effective date as the date of initial application, as opposed to the beginning of the earliest comparative period presented in the financial statements; consequently, financial information and disclosures are not presented under the new standard for periods prior to January 1, 2019. We elected the package of three practical expedients under the transition guidance within the new standard, which permitted us to not reassess our prior conclusions under the previous guidance concerning lease identification, lease classification and initial direct leasing costs. We elected the practical expedient to not evaluate existing or expired land easements that were not accounted for as leases under previous guidance. We did not, however, elect the separate practical expedient pertaining to the use of hindsight in determining the lease term for existing leases.
For contracts that contain lease and nonlease components, nonlease components are separated and accounted for under other, relevant accounting standards. We made an accounting policy election to not separate nonlease components from lease components for heavy machinery and equipment.
Operating leases are included in operating lease ROU assets, accrued and other current liabilities and long-term operating lease liabilities on our consolidated balance sheets. Finance leases are included in property, plant and equipment, the current portion of long-term debt and finance lease obligations and long-term debt and finance lease obligations on our consolidated balance sheets. Changes in ROU assets and operating lease liabilities are included net in change in operating lease liabilities on the consolidated statement of cash flows.
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
Unamortized debt issuance costs and original issue discounts and premiums related to a recognized debt liability are recognized as a direct deduction from the carrying amount of the related long-term debt and are amortized using the effective interest method. Unamortized debt issuance costs related to our revolving credit commitments are recognized as an asset and are amortized using the straight-line method.
Goodwill
Goodwill represents the purchase price paid for acquired businesses in excess of the identifiable acquired assets and assumed liabilities. Goodwill is not amortized but is tested for impairment annually and whenever an event occurs or circumstances change such that it is more likely than not that the fair value of the reporting unit is less than its carrying amounts. At December 31, 2020 and 2019, we identified the Partnership as having one reporting unit that corresponded to our one reportable segment. We have selected December 1 to perform our annual goodwill impairment test.
For the years ended December 31, 2020 and 2019, we performed a quantitative assessment using the market approach and determined the fair value of the reporting unit exceeded its carrying amount. For the year ended December 31, 2018, we performed a qualitative assessment and determined that it was more likely than not that the estimated fair value of the reporting unit substantially exceeded the related carrying value of our reporting unit. There have been no impairments to the carrying value of the Partnership’s goodwill during the periods presented. See Note 13, Goodwill and Other Intangibles.
Unit-Based Compensation
Employees, consultants and directors of the General Partner and any of its affiliates are eligible to receive equity awards and other forms of compensation under the Enviva Partners, LP Long-Term Incentive Plan (the “LTIP”). Phantom units issued in

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

tandem with corresponding distribution equivalent rights (“DERs”) are granted to employees of Enviva Management Company that provide services to us and to independent directors of the General Partner. Phantom unit awards vest subject to the satisfaction of service requirements and/or the achievement of certain performance goals. Once these conditions have been met, common units in the Partnership will be delivered to the holder of the phantom units. For accounting purposes, units granted to employees of our affiliates (excluding the General Partner, the Partnership and subsidiaries of the Partnership) are treated as if they were distributed by the Partnership. Such affiliates recognize compensation expense for the phantom units awarded to their employees, a portion of which is allocated to us under the MSAs (see Note 15, Related-Party Transactions-Management Services Agreements and Note 18, Equity-Based Awards). We also recognize compensation expense for phantom units awarded to independent directors. As of December 31, 2020, we have the ability to settle certain of our outstanding phantom unit awards under the LTIP in either cash or common units at our election. As we have the ability to settle the awards in common units as of December 31, 2020 and as we reasonably expect to be able to deliver common units at the settlement date, we have classified all of our outstanding phantom unit awards as equity on our balance sheets.
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
Fair Value Measurements
We apply authoritative accounting guidance for fair value measurements of financial and nonfinancial assets and liabilities. We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. We determine fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:
•Level 1 Inputs: Unadjusted, quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.
•Level 2 Inputs: Other than quoted prices included in Level 1, inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.
•Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.
Income taxes
Substantially all of our operating subsidiaries are organized as limited partnerships and entities that are disregarded entities for U.S. federal and applicable state income tax purposes. As a result, those entities disregarded for U.S. federal and state income tax purposes are not subject to U.S. federal and most state income taxes. Our partners and unitholders are liable for these income taxes on their share of our taxable income. Some states impose franchise and capital taxes on the Partnership. Such taxes are not material to the consolidated financial statements and have been included in other income (expense) as incurred.
One of our subsidiaries formed in connection with the Georgia Biomass Acquisition, Enviva Pellets Waycross Holdings, LLC, is an entity taxable as a corporation and is subject to U.S. federal income tax and accounts for income tax under the liability method. Deferred taxes are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of any tax rate change on deferred taxes is recognized in the period that includes the enactment date of the tax rate change. Realization of deferred tax assets is assessed on an annual basis and, unless a deferred tax asset is more likely than not to be utilized, a valuation allowance is recorded to write down the deferred tax assets to their net realizable value.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

Recently Adopted Accounting Standards
On January 1, 2020, we adopted ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes how entities measure credit losses for most financial assets. The adoption did not have a material impact on the financial statements.
Recently Issued Accounting Standards not yet Adopted
In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12-Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The standard removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We are adopting the standard on January 1, 2021 and do not expect the adoption to have a material impact on our consolidated financial statements.
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

Assets:
Cash and cash equivalents	$29
Accounts receivable, net	25
Inventories	5,165
Prepaid expenses and other current assets	21
Property, plant and equipment, net	104,662
Operating lease right-of-use assets	7,850
Intangible asset, net	845
Other long-term assets	71
Total assets	118,668

Liabilities:
Accounts payable	1,951
Accrued and other current liabilities	4,303
Interest payable	366
Seller Note	36,880
Finance lease obligations	699
Long-term operating lease liabilities	6,649
Total liabilities	50,848
Net assets contributed to Partnership	$67,820
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
The unaudited pro forma combined revenue and net loss for the years ended December 31, 2020 and 2019 are as follows:

	2020	2019
Revenue	$873,815	$682,604
Net loss	(4,687)	(46,323)
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

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

(4) Acquisition
Purchase Price Allocation
The Georgia Biomass Acquisition closed on July 31, 2020 and was accounted for as a business combination using the acquisition method of accounting. The following table summarizes the purchase price and the fair values of the amounts recorded for identifiable assets acquired and liabilities assumed at the acquisition date of July 31, 2020.

Purchase price:
Cash paid by the Partnership at closing	$168,338
Reimbursement to the Partnership of certain acquisition-related costs, net	161
Settlement of payable from the Partnership to Georgia Biomass	(3,684)
Payment in relation to the Georgia Biomass Acquisition	164,815
Receivable from purchase price adjustment	(850)
$163,965
Identified net assets acquired:
Cash	$1,516
Accounts receivable	124
Inventories	5,774
Prepaid expenses and other current assets	792
Intangible assets	5,700
Property, plant and equipment	170,603
Operating lease right-of-use assets	14,716
Accounts payable	(390)
Accrued and other current liabilities	(9,472)
Current portion of long-term finance lease obligations	(926)
Long-term finance lease obligations	(3,733)
Long-term operating lease liabilities	(13,356)
Deferred tax liability, net	(13,148)
Intangible liabilities	(7,400)
Other long-term liabilities	(880)
Identifiable net assets acquired	149,920
Goodwill	14,045
Total purchase price	$163,965
The opening balance sheet from July 31, 2020 has changed since what had been preliminarily included in our consolidated balance sheet as of September 30, 2020. As a result, goodwill decreased by $1.6 million, mainly driven by the change in certain intangible liabilities of $2.5 million resulting from updated information received offset by the impact on deferred taxes. The measurement period has now ended as the purchase price and the purchase price allocation have been finalized.
The net assets of Georgia Biomass were recorded at their estimated fair values. Significant inputs used to estimate the fair values of certain net assets acquired included estimates of the: (1) replacement cost for property, plant and equipment as if each asset was new as of the acquisition date, which was then adjusted for the depreciation and any obsolescence since the date Georgia Biomass originally acquired that asset; (2) market prices for finished goods inventory and for customer and shipping contracts; (3) incremental borrowing rates as of the acquisition date for leases acquired; and (4) appropriate discount rates.

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
In connection with the Georgia Biomass Acquisition, acquisition-related costs through December 31, 2020 are approximately $3.9 million and are included within general and administrative expenses on the consolidated statements of operations. These acquisition-related costs do not include integration costs.
Post-acquisition and pro forma financial information
The consolidated statements of operations for the year ended December 31, 2020 include $45.8 million of revenue and $9.7 million of net loss from the Georgia Biomass Acquisition since July 31, 2020.
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
The unaudited pro forma financial information reflects the effects of applying certain purchase price accounting adjustments to the historical financial information based on the fair value of the identified net assets acquired as of July 31, 2020. The historical financial information has been adjusted in the unaudited pro forma information to give effect to pro forma events that are (1) directly attributable to the Georgia Biomass Acquisition, (2) factually supportable and (3) expected to have a continuing impact on our results of operations following the Georgia Biomass Acquisition. The unaudited pro forma financial information does not include non-recurring items such as transaction costs related to the acquisition. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the Georgia Biomass Acquisition had taken place on January 1, 2019.
The unaudited pro forma combined revenue and net income for the years ended December 31, 2020 and 2019 are as follows:

	2020	2019
Revenue	$957,537	$845,340
Net income	16,407	9,540
(5) Revenue
We disaggregate our revenue into two categories: product sales and other revenue. Product sales includes sales of wood pellets. Other revenue includes fees associated with customer requests to cancel, defer or accelerate shipments in satisfaction of the related performance obligation and third- and related-party terminal services fees. Other revenue also includes fees received for other services, including for sales and marketing, scheduling, sustainability, consultation, shipping and risk management services, where the revenue is recognized when we have satisfied the performance obligation and have a right to the corresponding fee. These categories best reflect the nature, amount, timing and uncertainty of our revenue and cash flows.
Performance Obligations
As of December 31, 2020, the aggregate amount of consideration from contracts with customers allocated to the performance obligations that were unsatisfied or partially satisfied was approximately $14.3 billion. This amount excludes forward prices related to variable consideration including inflation, foreign currency and commodity prices. Also, this amount excludes the effects of the related foreign currency derivative contracts as they do not represent contracts with customers. We

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

expect to recognize approximately 7.0% of our remaining performance obligations as revenue in 2021, an additional 9.0% by 2022 and the balance thereafter. Our off-take contracts expire at various times through 2043 and our terminal services contract expires in 2021.
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
Variable consideration from our terminal services contract, which was insignificant for the years ended December 31, 2020, 2019, and 2018, arises from price increases based on agreed inflation indices and from above-minimum throughput quantities or services.
For the year ended December 31, 2020, we recognized $0.1 million of product sales revenue related to performance obligations satisfied in previous periods. For the year ended December 31, 2019, product sales revenue was reduced by $0.1 million related to performance obligations satisfied in previous periods. For the year ended December 31, 2018, we recognized an insignificant amount of revenue related to performance obligations satisfied in previous periods.
Contract Balances
Accounts receivable related to product sales as of December 31, 2020 and 2019 were $108.5 million and $67.7 million, respectively. Of these amounts, $95.0 million and $64.7 million, as of December 31, 2020 and 2019 respectively, related to amounts that were not yet billable under our contracts with customers pending finalization of prerequisite billing documentation. The amounts that have not been billed are expected to be billed within two months.
As of December 31, 2020 and December 31, 2019, we had $4.9 million and $4.1 million, respectively of deferred revenue for future performance obligations under contracts associated with off-take contracts.
Other
Accrued and other current liabilities included approximately $50.6 million and $19.8 million at December 31, 2020 and, 2019, respectively, for amounts associated with our product sales.
(6) Significant Risks and Uncertainties, Including Business and Credit Concentrations
Our business is significantly impacted by greenhouse gas emission and renewable energy legislation and regulations in the U.K., European Union (“EU”) as well as its member states and Japan. If the U.K., the EU or its member states or Japan significantly modify such legislation or regulations, then our ability to enter into new contracts as our existing contracts expire may be materially affected.
Our current product sales are primarily to industrial customers located in the U.K., Denmark, Belgium and the Netherlands. Product sales to third-party customers that accounted for 10% or a greater share of consolidated product sales for each of the years ended December 31 are as follows:

	2020	2019	2018
Customer A	40%	48%	46%
Customer B	9%	10%	11%
Customer C	23%	20%	16%
Customer D	11%	15%	17%

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

(7) Inventory Impairment and Asset Disposal
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
(8) Inventories
Inventories consisted of the following at December 31:

	2020	2019
Raw materials and work-in-process	$12,500	$9,795
Consumable tooling	21,855	20,485
Finished goods	8,009	2,718
Total inventories	$42,364	$32,998
(9) Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following at December 31:

	2020	2019
Land	$22,611	$15,226
Land improvements	60,110	56,637
Buildings	316,706	217,167
Machinery and equipment	799,881	588,447
Vehicles	3,105	635
Furniture and office equipment	8,202	6,822
Leasehold improvements	1,029	1,029
Property, plant and equipment	1,211,644	885,963
Less accumulated depreciation	(295,921)	(203,695)
Property, plant and equipment, net	915,723	682,268
Construction in progress	156,096	69,512
Total property, plant and equipment, net	$1,071,819	$751,780
Accrued amounts for property, plant and equipment and construction in progress included in accrued and other current liabilities were $10.8 million and $9.4 million at December 31, 2020 and 2019.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

Total depreciation expense was $72.2 million, $51.6 million and $40.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. Total interest capitalized related to construction in progress was $6.1 million, $2.1 million and $0.2 million for the years ended December 31, 2020, 2019 and 2018 respectively. We recorded loss on disposal of assets of $7.0 million, $3.1 million and $2.4 million for the years ended December 31, 2020, 2019 and 2018, respectively, primarily attributable to the disposal of assets replaced in connection with maintenance capital expenditures.
(10) Leases
Operating lease ROU assets and liabilities and finance leases were as follows as of December 31, 2020 and 2019:

	2020	2019
Operating leases:
Operating lease right-of-use assets	$51,434	$32,830

Current portion of operating lease liabilities	$3,450	$1,439
Long-term operating lease liabilities	50,074	33,469
Total operating lease liabilities	$53,524	$34,908

Finance leases:
Property plant and equipment, net	$24,246	$7,398

Current portion of long-term finance lease obligations	$8,828	$4,584
Long-term finance lease obligations	10,775	2,954
Total finance lease liabilities	$19,603	$7,538
Operating and finance lease costs were as follows for the years ended December 31, 2020 and 2019:

Lease Cost	Classification	2020	2019
Operating lease cost:
Fixed lease cost	Cost of goods sold	$5,806	$4,814
Variable lease cost	Cost of goods sold	28	16
Short-term lease cost	Cost of goods sold	8,421	7,309
	Total operating lease costs	$14,255	$12,139
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	7,498	4,159
Variable lease cost	Cost of goods sold	254	9
Interest on lease liabilities	Interest expense	490	292
	Total finance lease costs	$8,242	$4,460
	Total lease costs	$22,497	$16,599
We are party to a lease agreement with North Carolina State Ports Authority (“NCSPA”) to lease certain real property at NCSPA’s Wilmington, North Carolina marine terminal for the Wilmington terminal. The lease has a 21-year term, two five-year renewal options and annual base rent of $0.2 million that is payable monthly or annually, subject to a minimum annual throughput fee of $1.9 million for 1.0 million tons annually, subject to increases for throughput above 1.0 million tons annually and an annual increase in producer’s price index up to 1% for industrial commodities less fuel. No payments are due until September 2021. Total estimated payments over the life of the lease are approximately $71.7 million. Operating lease expense related to the lease was $2.3 million for each of the years ended December 31, 2020, 2019 and 2018.
Depreciation expense relating to assets held under finance lease obligations was $1.8 million for the year ended December 31, 2018.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

Operating and finance lease cash flow information was as follows for the years ended December 31, 2020 and 2019:

	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,828	$4,826
Operating cash flows from finance leases	490	292
Financing cash flows from finance leases	5,571	3,304

Assets obtained in exchange for lease obligations:
Operating leases	$21,561	$7,465
Finance leases	12,487	6,493
The future minimum lease payments and the aggregate maturities of operating and finance lease liabilities are as follows as of December 31, 2020:

Years Ending December 31,	Operating Leases	Finance Leases	Total
2021	$6,726	$9,232	$15,958
2022	6,466	5,084	11,550
2023	6,365	2,304	8,669
2024	6,190	896	7,086
2025	6,184	608	6,792
Thereafter	66,570	2,529	69,099
Total lease payments	98,501	20,653	119,154
Less: imputed interest	(44,977)	(1,050)	(46,027)
Total present value of lease liabilities	$53,524	$19,603	$73,127
The weighted-average remaining lease terms and discount rates for our operating and finance leases were weighted using the undiscounted future minimum lease payments and are as follows as of December 31, 2020:

Weighted average remaining lease term (years):
Operating leases	17
Finance leases	4
Weighted average discount rate:
Operating leases	7%
Finance leases	3%
(11) Derivative Instruments
We use derivative instruments to partially offset our business exposure to foreign currency exchange and interest rate risk. We may enter into foreign currency forward and option contracts to offset some of the foreign currency exchange risk on expected future cash flows and interest rate swaps to offset some of the interest rate risk on expected future cash flows on certain borrowings. The preponderance of our off-take contracts are U.S. Dollar-denominated. We are primarily exposed to fluctuations in foreign currency exchange rates related to a minority of our off-take contracts that require future deliveries of wood pellets to be settled in British Pound Sterling (“GBP”) and Euro (“EUR”). Our derivative instruments expose us to credit risk to the extent that hedge counterparties may be unable to meet the terms of the applicable derivative instrument. We seek to mitigate such risks by limiting our counterparties to major financial institutions. In addition, we monitor the potential risk of loss with any one counterparty resulting from credit risk. Management does not expect material losses as a result of defaults by counterparties. We use derivative instruments to manage cash flow and do not enter into derivative instruments for speculative or trading purposes.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

We have entered and may continue to enter into foreign currency forward contracts, purchased option contracts or other instruments to partially manage this risk and, prior to August 2018, had designated certain of these instruments as cash flow hedges. In August 2018, due to market changes, increases in demand for wood pellets and requests from customers to accommodate the acceleration or deferral of contracted deliveries, we determined that it was not probable that the timing of the forecasted revenues associated with the hedged transactions would occur as originally scheduled. As a result, we discontinued hedge accounting for all designated foreign currency cash flow hedges and recognized the full amount of unrealized net gains included in accumulated other comprehensive income of $1.9 million in earnings. Since August 2018, none of our foreign currency derivative instruments have been designated as cash flow hedging instruments. In connection with the discontinuation of cash flow hedge accounting, we have recorded the on-going changes in the fair value of foreign currency derivatives as product sales or cost of goods sold depending on the nature of the item being hedged.
During the year ended December 31, 2020, we entered into pay-fixed, receive-variable interest rate swaps that expire in September 2021 and October 2021 to hedge interest rate risk associated with our variable rate borrowings under our senior secured revolving credit facility that are not designated and accounted for as cash flow hedges.
Derivative instruments are classified as Level 2 assets or liabilities based on inputs such as spot and forward benchmark interest rates (such as LIBOR) and foreign exchange rates. The fair value of derivative instruments as of December 31, 2020 and 2019 was as follows:

		Asset (Liability)
	Balance Sheet Classification	2020	2019
Designated as hedging instruments:
Interest rate swap	Prepaid and other current assets	$—	$56
Total derivatives designated as hedging instruments		$—	$56

Not designated as hedging instruments:
Interest rate swaps	Accrued and other current liabilities	$(119)	$—

Foreign currency exchange contracts:
	Prepaid and other current assets	$308	$408
	Other long-term assets	924	1,774
	Accrued and other current liabilities	(2,224)	(735)
	Other long-term liabilities	(3,508)	(1,055)
Total derivatives not designated as hedging instruments		$(4,619)	$392
Unrealized losses related to the change in fair market value of interest rate swaps are recorded in interest expense and were $0.2 million for the year ended December 31, 2020. Our interest rate swap outstanding during the year ended December 31, 2019 was designated as a hedging instrument.
Net unrealized losses related to the change of fair market value of foreign currency derivative instruments not designated as hedging instruments were $4.3 million and $4.6 million during the years ended December 31, 2020 and 2019, respectively and are included in product sales on the consolidated statements of operations.
During the year ended December 31, 2018, we recorded a net unrealized gain of $8.6 million related to changes in the fair value of foreign currency instruments not designated as hedging instruments, of which $8.4 million was included in product sales and $0.2 million was included in cost of goods sold on the consolidated statements of operations. Included in the unrealized net gains for the year ended December 31, 2018 was $1.9 million related to the reclassification of unrealized net gains previously included in accumulated other comprehensive income as described above.
Realized gains related to foreign currency derivatives settled were $0.3 million, $1.7 million and $4.6 million, respectively, during the years ended December 31, 2020, 2019 and 2018 and are included in product sales on the consolidated statements of operations.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

The effects of instruments designated as cash flow hedges and the related changes in accumulated other comprehensive income and the gains and losses recognized in earnings for the year ended December 31, 2019 were as follows:

	Amount of Gain (Loss) in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
Interest rate swap	$(146)	Interest expense	$288
We enter into master netting arrangements designed to permit net settlement of derivative transactions among the respective counterparties. If we had settled all transactions with our respective counterparties at December 31, 2020, we would have received a net settlement termination payment of $4.8 million, which differs by $0.2 million from the recorded fair value of the derivatives. We present our derivative assets and liabilities at their gross fair values.
The notional amounts of outstanding derivative instruments associated with outstanding or unsettled derivative instruments as of December 31, 2020 and 2019 were as follows:

	2020	2019
Foreign exchange forward contracts in GBP	£143,565	£50,575
Foreign exchange purchased option contracts in GBP	£51,601	£43,415
Foreign exchange forward contracts in EUR	€12,968	€—
Foreign exchange purchased option contracts in EUR	€—	€1,200
Interest rate swaps	$70,000	$34,354
(12) Fair Value Measurements
The amounts reported in the consolidated balance sheets as cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, related-party receivables, net, accounts payable, related-party payables, net, deferred consideration due to related-party and accrued and other current liabilities approximate fair value because of the short-term nature of these instruments.
Derivative instruments and long-term debt including the current portion are classified as Level 2 instruments. Derivatives are classified as Level 2 as they are fair valued using inputs that are observable in active markets such as benchmark interest rates and foreign exchange rates (see Note 11, Derivative Instruments). The fair value of our 2026 Notes (see Note 14, Long-Term Debt and Finance Lease Obligations) was determined based on observable market prices in an active market and was categorized as Level 2 in the fair value hierarchy. The fair value of the Seller Note is classified as Level 2 and is estimated on discounted cash flow analyses based on observable inputs in active markets for debt with similar terms and remaining maturities. The carrying amount of other long-term debt, which is primarily comprised of the senior secured revolving credit facility that resets based on a market rate, approximates fair value.
The carrying amount and estimated fair value of long-term debt as of December 31, 2020 and 2019 was as follows:

	December 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2026 Notes	$746,875	$796,875	$593,476	$644,250
Seller Note	37,571	40,405	—	—
Other long-term debt	122,000	122,000	2,006	2,006
Total long-term debt	$906,446	$959,280	$595,482	$646,256

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

(13) Goodwill and Other Intangibles
Goodwill
Goodwill was $99.7 million and $85.6 million at December 31, 2020 and 2019, respectively. Goodwill includes $14.0 million recorded associated with the Georgia Biomass Acquisition on July 31, 2020, see Note 4, Acquisition. Goodwill includes $80.7 million associated with the acquisition of Cottondale by our sponsor and its contribution of Cottondale to us in 2015 and $4.9 million from acquisitions in 2010. We did not record any impairment losses during the years ended December 31, 2020, 2019 or 2018.
Intangibles
Intangible assets (liabilities) consisted of the following at December 31, 2020:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Favorable customer contracts	$6,200	$(5,566)	$634
Assembled workforce	1,856	(1,249)	607
Unfavorable customer contract	(600)	57	(543)
Unfavorable shipping contract	(6,300)	485	(5,815)
Total intangible liabilities, net	$1,156	$(6,273)	$(5,117)
The Greenwood Drop-Down included an intangible asset of assembled workforce. As a result of the Georgia Biomass Acquisition, we recorded intangible assets and liabilities related to favorable off-take contracts that expired in 2020 or expire in December 2024, an unfavorable customer contract that expires in December 2024 and an unfavorable shipping contract that expires in December 2025. During the year ended December 31, 2020, $5.3 million of net amortization expense was included in depreciation and amortization on the consolidated statements of operations.
The estimated aggregate net reduction of amortization expense for the next five years is as follows:

Year Ended December 31,
2021	$664
2022	1,010
2023	1,140
2024	1,140
2025	1,163
Total	$5,117

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

(14) Long-Term Debt and Finance Lease Obligations
Long-term debt and finance lease obligations at carrying value consisted of the following at December 31:

	2020	2019
2026 Notes, net of unamortized discount, premium and debt issuance of $3.1 million and $6.5 million as of December 31, 2020 and 2019, respectively	$746,875	$593,476
Senior secured revolving credit facility	120,000	—
Seller Note, net of unamortized discount of $2.4 million	37,571	—
Other loans	2,000	2,006
Finance leases	19,603	7,538
Total long-term debt and finance lease obligations	926,049	603,020
Less current portion of long-term debt and finance lease obligations	(13,328)	(6,590)
Long-term debt and finance lease obligations, excluding current installments	$912,721	$596,430
2026 Notes
In December 2019, we issued $600.0 million in principal amount of 6.5% senior unsecured notes due January 15, 2026 (the “2026 Notes). We received gross proceeds of approximately $601.8 million from the 2026 Notes and net proceeds of approximately $595.8 million after deducting commissions and expenses. We used the net proceeds from the 2026 Notes to (1) redeem our existing $355.0 million principal amount of 8.5% senior unsecured notes due 2021 (the “2021 Notes”), including payment of the related redemption premium, (2) repay borrowings under our senior secured revolving credit facility, including payment of the related accrued interest and (3) for general partnership purposes.
In July 2020, we issued an additional $150.0 million aggregate principal amount of the 2026 Notes at an offering price of 103.75% of the principal amount (the “Additional Notes”). We received net proceeds of approximately $153.6 million from the Additional Notes offering after deducting discounts and commissions. We used the net proceeds from the Additional Notes offering to fund a portion of the cash consideration for the Greenwood Drop-Down and Georgia Biomass Acquisition, to repay borrowings under our revolving credit facility and for general partnership purposes.
Interest payments are due semi-annually in arrears on January 15 and July 15 of each year, commencing July 15, 2020. During 2020, we recorded $2.7 million of premium offset by debt issuance costs associated with the Additional Notes. During 2019, we recorded $6.6 million of debt issuance costs, offset by premium associated with the issuance of the 2026 Notes, which have been recorded as a deduction to long-term debt and finance lease obligations.
We may redeem all or a portion of the 2026 Notes at any time at the applicable redemption price, plus accrued and unpaid interest, if any, (subject to the right of holders of record on the relevant record date to receive interest due on an interest payment date that is on or prior to the redemption date) and, in some cases, plus a make-whole premium.
As of December 31, 2020 and 2019, we were in compliance with the covenants and restrictions associated with, and no events of default existed under, the indenture dated as of December 9, 2019 governing the 2026 Notes. The 2026 Notes are guaranteed jointly and severally on a senior unsecured basis by our existing subsidiaries (excluding Enviva Partners Finance Corp.) that guarantee certain of our indebtedness and may be guaranteed by certain future restricted subsidiaries.
2021 Notes
In December 2019, we redeemed all $355.0 million of aggregate principal amount of 2021 Notes and recognized a $9.0 million loss on the early retirement of debt obligation consisting of a $7.5 million debt redemption premium and $1.5 million for the write-off of unamortized debt issuance costs, original issue discount and premium. The amounts were amortized over the term of the 2021 Notes and were expensed in December 2019 when we repaid $355.0 million of aggregate principal amount of the 2021 Notes. The 2021 Notes early redemption was funded from the issuance of the 2026 Notes.
Senior Secured Revolving Credit Facility
We have a $350.0 million senior secured revolving credit facility that matures on October 18, 2023.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

Borrowings under the revolving credit commitments thereunder bear interest, at our option, at either a Eurodollar rate or at a base rate, in each case, plus an applicable margin. The applicable margin will fluctuate between 1.75% per annum and 3.00% per annum, in the case of Eurodollar rate borrowings, or between 0.75% per annum and 2.00% per annum, in the case of base rate loans, in each case, based on our Total Leverage Ratio (as defined in our credit agreement) at such time, with 25 basis point increases or decreases for each 0.50 increase or decrease in our Total Leverage Ratio from 2.75:1:00 to 4.75:1:00.
We are required to pay a commitment fee on the daily unused amount under the revolving credit commitments at a rate between 0.25% and 0.50% per annum. During the years ended December 31, 2020, 2019 and 2018, commitment fees were $0.9 million, $0.8 million and $0.5 million, respectively.
At December 31, 2020, we had $120.0 million in outstanding borrowings under our senior secured revolving credit facility. At December 31, 2019, we had no outstanding borrowings under our senior secured revolving credit facility.
We had a letter of credit outstanding under our senior secured revolving credit facility of $0.3 million at December 31, 2020 and none at December 31, 2019.
The credit agreement contains certain covenants, restrictions and events of default. We are required to maintain (1) a maximum Total Leverage Ratio at or below 4.75 to 1.00 (or 5.00 to 1.00 during a Material Transaction Period) and (2) a minimum Interest Coverage Ratio (as defined in our credit agreement) of not less than 2.25 to 1.00.
As of December 31, 2020 and 2019, we were in compliance with all covenants and restrictions associated with, and no events of default existed under, our senior secured revolving credit facility. Our obligations under the senior secured revolving credit facility are guaranteed by certain of our subsidiaries and secured by liens on substantially all of our assets; however, the senior secured revolving credit facility is not guaranteed by the Hamlet JV or secured by liens on its assets.
Seller Note
In connection with the Greenwood Drop-Down, we became a party to, and a guarantor of, a promissory note (the “Seller Note”) with a remaining principal balance of $40.0 million, which was initially recorded at its carrying value of $36.9 million. The Seller Note matures in February 2023 and has an interest rate of 2.5% per annum. Principal and related interest payments are due annually through February 2022 and quarterly thereafter.
Debt Issuance Costs and Premium
Unamortized debt issuance costs and premium included in long-term debt at December 31, 2020 and 2019 were $5.5 million and $6.5 million, respectively. Unamortized debt issuance costs associated with the revolving credit facility included in long-term assets was $1.5 million and $2.0 million at December 31, 2020 and 2019, respectively. Amortization expense included in interest expense for the years ended December 31, 2020, 2019 and 2018 was $1.9 million, $1.2 million and $1.1 million, respectively.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

Debt Maturities
Our long-term debt matures through 2026 and our finance lease obligations have maturity dates of between 2021 and 2031. The aggregate maturities of long-term debt and finance lease obligations as of December 31, 2020 are as follows:

Year Ending December 31:
2021	$13,328
2022	33,623
2023	130,920
2024	808
2025 and thereafter	752,924
Long-term debt and finance lease obligations	931,603
Unamortized premium and debt issuance costs	(5,554)
Total long-term debt and finance lease obligations	$926,049
(15) Related-Party Transactions
Related-party amounts included on the consolidated statements of operations were as follows:

For the Year Ended December 31,	2020	2019	2018
Other revenue	$1,264	$1,789	$3,545
Cost of goods sold	125,284	111,491	84,148
General and administrative expenses(1)	32,545	29,457	21,762
(1) Includes $10.3 million, $5.0 million and $4.7 million of expense related to Affiliate Grants
Management Services Agreements
Enviva Partners, LP and the Hamlet JV are parties to MSAs with Enviva Management Company. Enviva Management Company provides us with operations, general administrative, management and other services. We reimburse Enviva Management Company for all direct or indirect internal or third-party expenses it incurs in connection with the provision of such services. The MSAs include rent-related amounts for noncancelable operating leases for office space in Maryland and North Carolina held by our sponsor. We believe the costs allocated to us have been made on a reasonable basis and are the best estimate of the costs that we would have incurred on a stand-alone basis.
Under the Hamlet JV’s MSA (the “Hamlet JV MSA”), the Hamlet JV pays an annual management fee to Enviva Management Company; to the extent allocated costs exceed the annual management fee, the additional costs are recorded with an increase to partners’ capital. In connection with the Hamlet Drop-Down, Enviva Management Company waived the Hamlet JV’s obligation to pay approximately $2.7 million of management fees payable to Enviva Management Company from the date thereof until July 1, 2020 (the “Hamlet JV MSA Fee Waiver”).
Related-party amounts included on the consolidated balance sheets under our MSAs were as follows:

As of December 31,	2020	2019
Finished goods inventory	$907	$419
Related-party payables	8,650	18,703
Related-party amounts included on the consolidated statements of operations under our MSAs were as follows:

For the Year Ended December 31,	2020	2019	2018
Cost of goods sold	$74,475	$63,377	$52,280
General and administrative expenses	32,545	29,457	21,762

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

During the years ended December 31, 2020 and 2019, $1.9 million and $2.6 million, respectively, of fees expensed under the Hamlet JV MSA were waived and recorded as an increase to partners’ capital.
Drop-Down Agreements
Greenwood Drop-Down
Pursuant to the Third EVA MSA Fee Waiver, during the year ended December 31, 2020, $18.0 million was recorded as an increase to partners’ capital consisting of expenses waived under the agreement.
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
•We entered into an agreement with Enviva Management Company to waive our obligation to pay an aggregate of approximately $13.0 million in fees payable under our MSA with Enviva Management Company (the “EVA MSA”) with respect to the period from the date of the Hamlet Drop-Down through the second quarter of 2020 (the “First EVA MSA Fee Waiver”).
•The Hamlet JV entered into an interim services agreement (the “ISA”) with Enviva Hamlet Operator, LLC, a wholly owned subsidiary of our sponsor (“Hamlet Operator”), pursuant to which Hamlet Operator, as an independent contractor, agreed to manage, operate, maintain and repair the Hamlet plant and provide other services to the Hamlet JV for the period from July 1, 2019 through June 30, 2020 in exchange for a fixed fee per MT of wood pellets produced by the Hamlet plant during such period and delivered at place to the Wilmington terminal. Under and during the term of the ISA, Hamlet Operator agreed to (1) pay all operating and maintenance expenses at the Hamlet plant, (2) cover all reimbursable general and administrative expenses associated with the Hamlet plant and (3) pay other costs and expenses incurred by the Hamlet plant to produce and sell the wood pellets delivered to the Wilmington terminal from the Hamlet plant. Our sponsor guaranteed all obligations of Hamlet Operator under the ISA.
During the year ended December 31, 2020, $3.5 million was recorded as an increase to partners’ capital consisting of expenses waived under the First EVA MSA Fee Waiver. Cost of goods sold included $25.2 million net of a cost of cover deficiency fee from our sponsor pursuant to the Hamlet Make-Whole Agreement as a result of Hamlet Operator’s failure to meet specified production levels, offset by the agreed-upon price due to Hamlet Operator for the wood pellets produced by the Hamlet plant that we sold. As of December 31, 2020, included in related-party receivables, net are $12.3 million related to the ISA. The Hamlet Make-Whole Agreement, First EVA MSA Waiver and ISA expired pursuant to their terms on June 30, 2020.
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
Hamlet JV Revolver
Our sponsor assigned to us all of its rights and obligations under the amended and restated credit agreement, dated as of June 30, 2018, between the Hamlet JV, as borrower, and our sponsor, as lender. On April 2, 2019, we amended and restated the Hamlet JV Revolver to extend the maturity date of the revolving loans made to the Hamlet JV and increase our commitment as lender to fund increases in the amount of such loans from $30.0 million to $60.0 million in order to fund capital expenditures and working capital at the Hamlet plant. As of December 31, 2020 and 2019, the outstanding balance of the Hamlet JV Revolver was

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

$41.7 million and $52.2 million, respectively, due from the Hamlet JV to Enviva, LP, both of which are eliminated upon consolidation.
Second EVA MSA Fee Waiver
In June 2019, we entered into an additional agreement with Enviva Management Company (the “Second EVA MSA Fee Waiver”) pursuant to which we received a $5.0 million waiver of fees under the EVA MSA through September 30, 2019 as consideration for an assignment of two shipping contracts to our sponsor to rebalance our and our sponsor’s respective shipping obligations under our existing off-take contracts. During the year ended December 31, 2019, $5.0 million of fees expensed under the EVA MSA were waived and recorded as an increase to partners’ capital pursuant to the Second EVA MSA Fee Waiver.
Wilmington Drop-Down - Second Payment
In October 2017, we purchased all of the issued and outstanding limited liability company interests in Enviva Port of Wilmington, LLC (“Wilmington”) for total consideration of $130.0 million (the “Wilmington Drop-Down”). On April 1, 2019, we made the second and final payment of $74.0 million, which consisted of $24.3 million in cash, of which $22.8 million was distributed to John Hancock, and the issuance of 1,691,627 common units, or approximately $49.7 million in common units, which were distributed to John Hancock.
Greenwood Contract
We were party to a contract with Greenwood to purchase wood pellets produced by the Greenwood plant through March 2022 (the “Greenwood Contract”) and had a take-or-pay obligation with respect to 550,000 MTPY of wood pellets from July 2019 through March 2022 subject to Greenwood’s option to increase or decrease the volume by 10% each contract year. Pursuant to an amendment to the Greenwood Contract, our take-or-pay obligation with respect to 550,000 MTPY of wood pellets was deferred to 2021. The Greenwood Contract was terminated on the date of the Greenwood Drop-Down.
During the years ended December 31, 2020, 2019 and 2018, we purchased $18.8 million, $46.2 million and $27.4 million, respectively, of wood pellets from Greenwood and recorded a cost of cover deficiency fee of approximately $0.3 million, $5.0 million and $0.7 million, respectively, as Greenwood was unable to satisfy certain commitments.
As of December 31, 2020, the net purchased amount of $18.1 million related to the Greenwood contract was included in cost of goods sold and there was no finished good inventory. As of December 31, 2019 and 2018, of the net $41.2 million and $26.7 million, $40.9 million and $26.2 million is included in cost of goods sold, and $0.3 million and $0.5 million is included in finished goods inventory, respectively.
As of December 31, 2020, there were no related-party payables related to our wood pellet purchases from Greenwood. As of December 31, 2019, $1.3 million is included in related-party payables related to our wood pellet purchases from Greenwood.
Holdings TSA
Prior to its termination on the date of the Greenwood Drop-Down, we were party to a long-term terminal services agreement with our sponsor (the “Holdings TSA”). Pursuant to the Holdings TSA, our sponsor agreed to deliver a minimum of 125,000 MT of wood pellets per quarter for receipt, storage, handling and loading services by the Wilmington terminal and pay a fixed fee on a per-ton basis for such terminal services. During the years ended December 31, 2020 and 2019, we recorded no terminal services revenue from our sponsor. During the year ended December 31, 2018, we recorded $0.8 million as terminal services revenue from our sponsor, which is included in other revenue.
In 2018, the Holdings TSA was amended and assigned to Greenwood and provided for deficiency payments to Wilmington if quarterly minimum throughput requirements were not met. During the years ended December 31, 2020, 2019 and 2018, we recorded $1.3 million, $1.8 million and $2.2 million, respectively, of deficiency fees from Greenwood, which is included in other revenue.
Additionally, in 2018, Hurricane Florence impacted the rail line on which wood pellets are typically transported from the Greenwood plant to the Wilmington terminal. As a result, Greenwood was unable to satisfy certain commitments under the Holdings TSA and the Greenwood Contract and agreed to pay $1.8 million to us as deficiency fees in consideration of these commitments. Consideration of $0.5 million related to the Holdings TSA was included in other revenue and $1.3 million related to the Greenwood contract was included as a reduction of cost of goods sold during the year ended December 31, 2018.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

Enviva FiberCo, LLC
We purchase raw materials from Enviva FiberCo, LLC (“FiberCo”), a wholly owned subsidiary of our sponsor, including through a wood supply agreement that provided for deficiency fees in the event FiberCo did not satisfy certain volume commitments. Purchased raw materials net of cost of cover deficiency fees are included in cost of goods sold. Raw materials purchased during the year ended December 31, 2020 were $7.5 million. No cost of cover deficiency fees were recognized during the year ended December 31, 2020. During the year ended December 31, 2019, cost of cover deficiency fees net of raw material purchases were $0.5 million. During the year ended December 31, 2018, raw material purchases were $7.1 million. There were no cost of cover deficiency fees during the year ended December 31, 2018. As of December 31, 2020, $0.3 million is included in related-party payables related to raw materials purchased from FiberCo. There was no amount in related-party payables related to raw materials purchased from FiberCo as of December 31, 2019.
Equipment Transfer
In April 2020, Enviva Pellets Northampton, LLC sold certain equipment to the sponsor for approximately $4.1 million.
Biomass Option Agreement – Enviva Holdings, LP
In February 2017, Enviva, LP entered into an agreement and a confirmation thereunder with our sponsor (together, as amended, the “Option Contract”).
During the year ended December 31, 2018, Enviva, LP purchased $1.7 million of wood pellets from our sponsor. The Option Contract terminated in accordance with its terms in March 2018.
(16) Income Taxes
Our consolidated statement of operations for the year ended December 31, 2020 included income tax expense of $0.1 million. For the years ended December 31, 2019 and 2018, no provision for income tax was recorded in the consolidated financial statements.
Components of the income tax provision applicable to our federal and state taxes are as follows:

2020
Deferred income tax expense:
U.S. Federal	$69
Total deferred	$69
Total income tax expense related to continuing operations	$69
The effective income tax rate from continuing operations varies from the U.S. Federal statutory rate principally due to the following:

2020
Income taxes at statutory federal income tax rate	$3,601
Increase (decrease) in income taxes resulting from:
Partnership earnings not subject to tax	(3,671)
Other	139
Total income tax expense	$69

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

Deferred tax assets and liabilities result from the following:

2020
Deferred tax assets:
Net operating loss carryforward	$3,611
Total deferred tax assets	$3,611
Deferred tax liabilities:
Investment in affiliates	$(16,828)
Total deferred tax liabilities	$(16,828)
Net deferred tax assets (liabilities)	$(13,217)
As of December 31, 2020, we have federal net operating loss carryforwards of approximately $17.2 million expiring in years 2033 to 2036.
For calendar year 2020, the only periods subject to examination for U.S. federal and state income tax returns are 2017 through 2019. We believe our income tax filing positions, including our status as a pass-through entity, would be sustained on audit and do not anticipate any adjustments that would result in a material change to our consolidated balance sheet. Therefore, no reserves for uncertain tax positions or interest and penalties have been recorded during the years ended December 31, 2020, 2019 and 2018.
(17) Partners’ Capital
Common Units - Issuance
In June 2020, we issued 6,153,846 common units in a private placement at a price of $32.50 per common unit for gross proceeds of $200.0 million. We received proceeds of $190.5 million, net of $9.5 million of issuance costs.
In March 2019, we issued 3,508,778 common units in a registered direct offering for net proceeds of approximately $97.0 million, net of $3.0 million of issuance costs. On April 1, 2019, in connection with the Second Payment for the Wilmington Drop-Down, we issued 1,691,627 common units, or $49.7 million in common units, to the Hamlet JV, which common units were distributed to John Hancock.
Common Units - Sponsor
In January 2018, our sponsor sold to our general partner 81,708 common units, which were used to satisfy our obligation to settle vested performance-based phantom unit awards granted under the LTIP. On May 9, 2018, our sponsor sold to third parties all of the 1,265,453 common units held by our sponsor on such date. All of our subordinated units, which at the time were held by our sponsor, converted into common units on a one-for-one basis at the end of the subordination period on May 30, 2018. As of December 31, 2018, 11,905,138 common units were held by our sponsor. On April 2, 2019, in connection with the Hamlet Drop-Down, we issued 1,681,237 common units, or $50.0 million in common units, to our sponsor.
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

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

In connection with the closing of our private placement of common units in June 2020, we entered into a registration rights agreement with investors, pursuant to which we agreed to file and maintain a registration statement with respect to the resale of the common units on the terms set forth therein. On July 10, 2020, we filed the registration statement and on July 20, 2020, the registration statement was declared effective.
At-the-Market Offering Program
Pursuant to an equity distribution agreement dated August 8, 2016, we may offer and sell common units from time to time through a group of managers, subject to the terms and conditions set forth in such agreement, of up to an aggregate sales amount of $100.0 million (the “ATM Program”). During the years ended December 31, 2020 and 2019, we did not sell common units under the ATM Program.
Allocations of Net Income (Loss)
The Partnership’s partnership agreement contains provisions for the allocation of net income and loss to our unitholders and the General Partner, a wholly owned subsidiary of our sponsor. For purposes of maintaining partner capital accounts, the partnership agreement specifies that items of income and loss shall be allocated among the partners of the Partnership in accordance with their respective percentage ownership interest. Such allocations are made after giving effect, if any, to priority income allocations in an amount equal to incentive cash distributions, which are allocated 100% to the General Partner.
Prior to the Hamlet Drop-Down, John Hancock had received all of its capital contributions and substantially all of its preference amount and the historical net losses of the Hamlet JV had been allocated to the members of the Hamlet JV in proportion to their unreturned capital contributions; consequently, the balance of members’ capital attributable to John Hancock was negative at the time of the Hamlet Drop-Down. We have not received full repayment of revolving borrowings from the Hamlet JV pursuant to the Hamlet JV Revolver or its capital contributions and full preference amount as of December 31, 2020; as a result, none of the earnings of the Hamlet JV have been allocated to John Hancock following the Hamlet Drop-Down and no change has been recognized to the negative noncontrolling interest balance attributable to John Hancock that we acquired.
Incentive Distribution Rights
Incentive distribution rights (“IDRs”) represent the right to receive increasing percentages (from 15.0% to 50.0%) of quarterly distributions from operating surplus after we achieve distributions in amounts exceeding specified target distribution levels. Our sponsor currently holds the IDRs but may transfer them at any time.
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
Distributions that have been paid or declared related to the reporting period are considered in the determination of earnings per unit. The following table details the cash distribution paid or declared (in millions, except per unit amounts):

Quarter Ended	Declaration Date	Record Date	Payment Date	Distribution Per Unit	Total Cash Distribution	Total Payment to holder of Incentive Distribution Rights
June 30, 2019	July 31, 2019	August 15, 2019	August 29, 2019	$0.6600	$22.1	$2.8
September 30, 2019	October 30, 2019	November 15, 2019	November 29, 2019	$0.6700	$22.4	$3.1
December 31, 2019	January 29, 2020	February 14, 2020	February 28, 2020	$0.6750	$22.7	$3.3
March 31, 2020	April 29, 2020	May 15, 2020	May 29, 2020	$0.6800	$22.9	$3.5
June 30, 2020	August 5, 2020	August 14, 2020	August 28, 2020	$0.7650	$30.4	$7.5
September 30, 2020	October 30, 2020	November 13, 2020	November 27, 2020	$0.7750	$30.8	$7.9
December 31, 2020	January 29, 2021	February 15, 2021	February 26, 2021	$0.7800	$31.2	$8.1
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
The following table presents the changes in accumulated other comprehensive income (loss):

Accumulated other comprehensive income at December 31, 2018	$439
Cumulative effect of accounting change - derivative instruments	18
Net unrealized losses on cash flow hedges	(146)
Reclassification of net gains on cash flow hedges realized into net loss	(288)
Accumulated other comprehensive income at December 31, 2019	23
Reclassification of net gains on cash flow hedges realized into net loss	(22)
Currency translation adjustment	(19)
Accumulated other comprehensive loss at December 31, 2020	$(18)
Hamlet JV
The capital of the Hamlet JV is divided into two classifications: (1) Class A Units and (2) Class B Units, issued at a price of $1.00 per unit for each class.
Class A Units - Noncontrolling Interests
Class A Units were issued to John Hancock in exchange for capital contributions at a price of $1.00 for each Class A Unit.
John Hancock had a total capital commitment of $235.2 million and, as of December 31, 2020, John Hancock held 227.0 million Class A Units with a remaining capital commitment amount of $8.2 million.
Class B Units - Controlling Interests
Class B Units were issued to the Partnership in exchange for capital contributions at a price of $1.00 for each Class B Unit.
The Partnership had a total capital commitment of $232.2 million and, as of December 31, 2020, the Partnership held 224.0 million Class B Units with a remaining commitment amount of $8.2 million.
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

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

Distribution Rights
Distributions to John Hancock and to the Partnership are made in the reasonable discretion of the Partnership as managing member and are governed by the waterfall provisions of the Hamlet JV LLCA, which provides that distributions, after repayment of revolving borrowings under the Hamlet JV Revolver, are to be made as follows:
•First: To the members in proportion to their relative unreturned capital contributions, then to the members in proportion to their relative unpaid preference amount.
•Thereafter: 25% to John Hancock and 75% to the Partnership.
Wilmington Drop-Down
Wilmington was a wholly owned subsidiary of the Hamlet JV prior to the consummation of the Wilmington Drop-Down. Our consolidated financial statements for the periods prior to October 2, 2017, were retrospectively recast to include the financial results of Wilmington as if the consummation of the Wilmington Drop-Down had occurred on May 15, 2013, the date Wilmington was originally organized. The interests of the Hamlet JV’s third-party investors in Wilmington for periods prior to the related drop-down transactions have been reflected as a non-controlling interest in our financial statements. Our consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018 contained no noncontrolling interests in Wilmington.
(18) Equity-Based Awards
Long-Term Incentive Plan
The General Partner maintains the LTIP, which provides for the grant, from time to time, at the discretion of the board of directors of the General Partner or a committee thereof, of unit options, unit appreciation rights, restricted units, phantom units, DERs and other awards. The LTIP limits the number of common units that may be delivered pursuant to awards under the plan to 3,450,000 common units in accordance with the second amendment to the LTIP, which became effective on January 27, 2021. If equity awards granted under the LTIP are forfeited, canceled, exercised, paid in cash or otherwise terminate or expire without the actual delivery of the underlying common units, the corresponding number of such common units will remain available for delivery pursuant to other awards under the LTIP. The common units issuable pursuant to the LTIP will consist, in whole or in part, of common units acquired in the open market or from any affiliate or any other person, newly issued common units or any combination of the foregoing as determined by the board of directors of the General Partner or a committee thereof.
During 2020, 2019 and 2018, the board of directors of the General Partner granted phantom units in tandem with corresponding DERs to employees of Enviva Management Company who provide services to us (the “Affiliate Grants”) and phantom units in tandem with corresponding DERs to independent directors of the General Partner (the “Director Grants”). The phantom units and corresponding DERs are subject to certain vesting and forfeiture provisions. Award recipients do not have all of the rights of a common unitholder with respect to the phantom units until the phantom units have vested and been settled. Awards of the phantom units settled in common units are settled within 60 days after the applicable vesting date. If a phantom unit award recipient experiences a termination of service under certain circumstances set forth in the applicable award agreement, the unvested phantom units and corresponding DERs (in the case of performance-based Affiliate Grants) are forfeited. Forfeitures are recognized when the actual forfeiture occurs.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

Affiliate Grants
A summary of the Affiliate Grants for the years ended December 31, 2020, 2019 and 2018 is as follows:

	Time-Based Phantom Units		Performance-Based Phantom Units		Total Affiliate Grant Phantom Units
	Units	Weighted-Average Grant Date Fair Value (per unit)(1)	Units	Weighted-Average Grant Date Fair Value (per unit)(1)	Units	Weighted-Average Grant Date Fair Value (per unit)(1)
Nonvested December 31, 2017	595,866	$22.32	111,104	$25.52	706,970	$22.82
Granted	398,729	$29.15	171,104	$28.92	569,833	$29.08
Adjusted	—	$—	19,832	$18.19	19,832	$18.19
Forfeitures	(89,119)	$25.59	(17,469)	$25.76	(106,588)	$25.62
Vested	(181,536)	$21.42	(45,059)	$23.80	(226,595)	$21.89
Nonvested December 31, 2018	723,940	$25.91	239,512	$27.65	963,452	$26.34
Granted	395,851	$30.41	219,943	$30.28	615,794	$30.36
Forfeitures	(99,999)	$28.56	(24,185)	$29.82	(124,184)	$28.80
Vested	(145,506)	$18.30	—	$—	(145,506)	$18.30
Nonvested December 31, 2019	874,286	$28.90	435,270	$28.84	1,309,556	$28.88
Granted	552,988	$37.98	387,060	$38.02	940,048	$38.00
Forfeitures	(133,273)	$33.15	(105,935)	$30.89	(239,208)	$32.15
Vested	(232,116)	$26.97	(67,881)	$28.03	(299,997)	$27.21
Nonvested December 31, 2020	1,061,885	$33.52	648,514	$34.07	1,710,399	$33.73
____________________________________________
(1)Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
Time-based Affiliate Grants vest on the third or fourth anniversary of the grant date and performance-based Affiliate Grants vest in three or four years, where the number of units that vest depend on achievement of specific performance milestones. We account for the delivery of common units upon the settlement of vested Affiliate Grants as if such common units were distributed by us. The fair value of the Affiliate Grants granted during 2020 and 2019 was $35.7 million and $18.7 million, respectively, based on the market price per unit on the applicable date of grant. The grant date fair value of performance-based Affiliate Grants is reported based on the probable outcome of the performance conditions on the grant date. The fair value of the Affiliate Grants is expensed by Enviva Management Company at the grant date. Compensation expense is based on the grant date fair value. Changes in unit-based compensation expense due to passage of time, forfeitures, probability of meeting required performance conditions and final settlements are recorded as adjustments to unit-based compensation expense and partners’ capital. For performance-based Affiliate Grants, expense is accrued only to the extent that the performance goals are considered to be probable of occurring.
Enviva Management Company recognizes unit-based compensation expense for the units awarded and a portion of that expense is allocated to us under the MSAs in the same manner as other corporate expenses. Our portion of the unit-based compensation expense is included in cost of goods sold and general and administrative expenses. We recognized $10.3 million, $5.0 million and $4.7 million of general and administrative expense associated with the Affiliate Grants during the years ended December 31, 2020, 2019 and 2018, respectively. As performance goals were met during 2018, no unit-based compensation with respect to performance-based Affiliate Grants expense was adjusted.
We paid $5.0 million to Enviva Management Company to satisfy the withholding tax requirements associated with 232,116 time-based Affiliate Grants and 67,881 performance-based Affiliate Grants that vested under the LTIP during the year ended December 31, 2020. We paid $1.9 million to Enviva Management Company to satisfy the withholding tax requirements associated with 145,506 time-based Affiliate Grants that vested under the LTIP during the year ended December 31, 2019. No performance-based Affiliate Grants vested under the LTIP during the year ended December 31, 2019. The unrecognized estimated unit-based compensation cost relating to outstanding Affiliate Grants at December 31, 2020 was $14.1 million, which will be recognized over the remaining vesting period.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

Director Grants
A summary of the Director Grant unit awards subject to vesting for the years ended December 31, 2020, 2019 and 2018, is as follows:

	Time-Based Phantom Units
	Units	Weighted-Average Grant Date Fair Value (per unit)(1)
Nonvested December 31, 2017	15,840	$25.25
Granted	13,964	$28.65
Vested	(15,840)	$25.25
Nonvested December 31, 2018	13,964	$28.65
Granted	13,264	$30.16
Vested	(13,964)	$28.65
Nonvested December 31, 2019	13,264	$30.16
Granted	14,987	$38.37
Vested	(13,264)	$30.16
Nonvested December 31, 2020	14,987	$38.37
____________________________________________
(1)Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
In January and August 2020, Director Grants valued at $0.5 million and $0.1 million were granted, which vest on the first anniversary of the grant dates, in January and August 2021, respectively. In January 2019, Director Grants valued at $0.4 million were granted. which vested on the first anniversary of the grant date in January 2020. In January 2021, the Director Grants that were unvested at December 31, 2020 vested and common units were issued in respect thereof.
During the year ended December 31, 2018, 420 common units were granted and issued to independent directors of the General Partner as compensation for services performed on the General Partner’s board of directors. No common units were granted during the years ended December 31, 2020 and 2019.
For the year ended December 31, 2020, we recorded $0.5 million of unit-based compensation expense with respect to the Director Grants. For each of the years ended December 31, 2019 and 2018, we recorded $0.4 million of unit-based compensation expense with respect to the Director Grants. The unrecognized estimated unit-based compensation cost relating to outstanding Director Grants at December 31, 2020 is $0.1 million and will be recognized over the remaining vesting period.
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
DER distributions paid related to time-based Affiliate Grants were $3.9 million, $2.7 million and $1.8 million, respectively, for the years ended December 31, 2020, 2019 and 2018. At December 31, 2020, there were no DER distributions unpaid related to time-based Affiliate Grants. At December 31, 2019, $0.6 million of DER distributions unpaid related to time-based Affiliate Grants were included in related-party payables.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

DER distributions unpaid related to the performance-based Affiliate Grants were as follows as of December 31:

	2020	2019
Accrued liabilities	$1,697	$397
Other long-term liabilities	2,942	1,193
Total unpaid DERs related to performance-based Affiliate Grants	$4,639	$1,590
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
The computation of net income (loss) available per limited partner unit is as follows for the years ended December 31:

	2020	2019	2018
Enviva Partners, LP limited partners’ interest in net income (loss)	$13,624	$(5,822)	$6,952
Less: Distributions declared on:
Common units	$115,318	$88,761	$54,604
Subordinated units through end of subordination period	—	—	12,407
IDRs	26,917	11,439	5,867
Total distributions declared	142,235	100,200	72,878
Earnings less than distributions	$(128,611)	$(106,022)	$(65,926)
Basic and diluted net (loss) income per limited partner unit is as follows:

Year Ended December 31, 2020	Common Units	General Partner
Weighted-average common units outstanding—basic	36,813	—
Effect of nonvested phantom units	—	—
Weighted-average common units outstanding—diluted	36,813	—

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

Year Ended December 31, 2020	Common Units	General Partner	Total
Distributions declared	$115,318	$26,917	$142,235
Earnings less than distributions	(128,611)	—	(128,611)
Net (loss) income available to partners	$(13,293)	$26,917	$13,624
Weighted-average units outstanding—basic and diluted	36,813
Net loss per limited partner unit—basic and diluted	$(0.36)

Year Ended December 31, 2019	Common Units	General Partner
Weighted-average common units outstanding—basic	31,791	—
Effect of nonvested phantom units	—	—
Weighted-average common units outstanding—diluted	31,791	—

Year Ended December 31, 2019	Common Units	General Partner	Total
Distributions declared	$88,761	$11,439	$100,200
Earnings less than distributions	(106,022)	—	(106,022)
Net (loss) income available to partners	$(17,261)	$11,439	$(5,822)
Weighted-average units outstanding—basic and diluted	31,791
Net loss per limited partner unit—basic and diluted	$(0.54)

Year Ended December 31, 2018	Common Units	Subordinated Units	General Partner
Weighted-average common units outstanding—basic	21,533	4,893	—
Effect of nonvested phantom units	1,020	—	—
Weighted-average common units outstanding—diluted	22,553	4,893	—

Year Ended December 31, 2018	Common Units	Subordinated Units	General Partner	Total
Distributions declared	$54,604	$12,407	$5,867	$72,878
Earnings less than distributions	(53,720)	(12,206)	—	(65,926)
Net income available to partners	$884	$201	$5,867	$6,952
Weighted-average units outstanding—basic and diluted	21,533	4,893
Net income per limited partner unit—basic and diluted	$0.04	$0.04
(20) Commitments and Contingencies
Commitments
We have entered into throughput agreements expiring between 2023 and 2028 to receive terminal and stevedoring services at certain of our terminals, some of which include options to extend for up to 5 years. The agreements specify a minimum cargo throughput requirement at a fixed price per ton or a fixed fee, subject to an adjustment based on the consumer price index or the producer price index, for a defined period of time, ranging from monthly to annually. At December 31, 2020, we had approximately $22.8 million related to firm commitments under such terminal and stevedoring services agreements. For the years ended December 31, 2020, 2019 and 2018, terminal and stevedoring services expenses were $9.7 million, $11.3 million and $9.8 million, respectively.
We have entered into long-term arrangements to secure transportation from our plants to our export terminals. Under certain of these agreements, which expire between 2023 through 2026, we are committed to various annual minimum volumes under

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

multi-year fixed-cost contracts with third-party logistics providers for trucking and rail transportation, subject to increases in the consumer price index and certain fuel price adjustments. For the years ended December 31, 2020, 2019 and 2018, ground transportation expenses were $30.7 million, $25.5 million and $29.8 million, respectively.
We have entered into long-term supply arrangements, expiring between 2021 through 2026, to secure the supply of wood pellets from third-party vendors and related parties. The minimum annual purchase volumes are at a fixed price per MT adjusted for volume, pellet quality and certain shipping-related charges. The supply agreements for the purchase of 1,080,000 MT of wood pellets from British Columbia are fully offset by an agreement to sell 1,080,000 MT of wood pellets to the same counterparty from our terminal locations, where $237.5 million remains to be sold as of December 31, 2020. Under long-term supply arrangements, we purchased approximately $43.2 million, $51.6 million and $29.5 million of wood pellets for the years ended December 31, 2020, 2019 and 2018, respectively.
Fixed and determinable portions of the minimum aggregate future payments under these firm terminal and stevedoring services, ground transportation and wood pellet supply agreements for the next five years are as follows:

2021	$142,383
2022	119,881
2023	112,633
2024	83,182
2025	41,673
Total	$499,752
In order to mitigate volatility in our shipping costs, we have entered into fixed-price shipping contracts with reputable shippers matching the terms and volumes of certain of our off-take contracts for which we are responsible for arranging shipping. Contracts with shippers, expiring between 2021 through 2039, include provisions as to the minimum amount of MTPY to be shipped and may also stipulate the number of shipments. Pursuant to these contracts, the terms of which extend up to seventeen years, charges are based on a fixed-price per MT and, in some cases, there are adjustment provisions for increases in the price of fuel or for other distribution-related costs. The charge per MT varies depending on the loading and discharge port. Shipping expenses included in cost of goods sold was $75.0 million for the year ended December 31, 2020 and $64.1 million for each of the years ended December 31, 2019 and 2018.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Exchange Act) was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our General Partner. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2020, the end of the period covered by this Annual Report.
Internal Control over Financial Reporting
Management’s Annual Report on Internal Control over Financial Reporting
The management of our General Partner is responsible for establishing and maintaining adequate internal control over financial reporting for us as defined in Rules 13a‑15(f) and 15d‑15(f) of the Exchange Act. Under the supervision of, and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework in 2013, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management of our General Partner concluded that our internal control over financial reporting was effective as of December 31, 2020. The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8. “Financial Statements and Supplementary Data of this report.”
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that occurred during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We acquired Georgia Biomass Holding, LLC and Enviva Pellets Greenwood Holdings II, LLC during the year ended December 31, 2020, as described in Notes 3 and 4 to our consolidated financial statements included in this Annual Report on Form 10-K. The acquired businesses are included in our 2020 consolidated financial statements and together constituted approximately 23% and 2% of total assets and net assets, respectively, as of December 31, 2020 and 5% of revenues for the year then ended. We are in the process of evaluating the existing controls and procedures of the acquired businesses and are implementing our internal control structure over these acquired businesses. In accordance with SEC guidance permitting the exclusion of an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we have excluded the acquired businesses from the assessment of the effectiveness of internal control over financial reporting as of December 31, 2020. The acquired businesses will be included in the assessment of the effectiveness of internal control over financial reporting as of December 31, 2021.
Indemnification for Consent from Predecessor Independent Registered Public Accounting Firm
We have agreed to indemnify and hold KPMG LLP (KPMG) harmless against and from any and all legal costs and expenses incurred by KPMG in successful defense of any legal action or proceeding that arises as a result of KPMG’s consent to the incorporation by reference of KPMG’s audit report on the Partnership’s financial statements incorporated by reference into the Partnership’s registration statements on Form S-8 (File No. 333-236150 and 333-203756) and Form S-3 (333-232247).

Report of Independent Registered Public Accounting Firm
To the Unitholders and the Board of Directors of Enviva Partners, LP
Opinion on Internal Control Over Financial Reporting
We have audited Enviva Partners, LP and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Enviva Partners, LP and subsidiaries (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Georgia Biomass Holding, LLC and Enviva Pellets Greenwood Holdings II, LLC, which are included in the 2020 consolidated financial statements of the Partnership and together constituted approximately 23% and 2% of total assets and net assets, respectively, as of December 31, 2020 and 5% of revenues for the year then ended. Our audit of internal control over financial reporting of the Partnership also did not include an evaluation of the internal control over financial reporting of Georgia Biomass Holding, LLC and Enviva Pellets Greenwood Holdings II, LLC.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Enviva Partners, LP and subsidiaries as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) income, changes in partners’ capital and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated February 25, 2021 expressed an unqualified opinion thereon.
Basis for Opinion
Management of the Partnership’s General Partner is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Tysons, Virginia
February 25, 2021

ITEM 9B.    OTHER INFORMATION
None.

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
As a result of owning our General Partner, our sponsor has the right to appoint all members of the board of directors of our General Partner (our “Board”). In evaluating director candidates, our sponsor will assess whether a candidate possesses the integrity, judgment, knowledge, experience, skill and expertise that are likely to enhance the Board’s ability to manage and direct our affairs and business, including, when applicable, to enhance the ability of committees of the Board to fulfill their duties.
The Board has ten directors, including five directors meeting the independence standards established by the New York Stock Exchange (the “NYSE”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Board met nine times during 2020.
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
We incur general and administrative costs related to our management services agreements (“MSAs”) with Enviva Management Company, LLC, a wholly owned subsidiary of our sponsor (together with its affiliates that provide services to us, as applicable, “Enviva Management Company”) that cover the corporate salary and overhead expenses associated with our business. If the MSAs were terminated without replacement, or our General Partner or its affiliates provided services outside of the scope of the MSAs, our partnership agreement would require us to reimburse our General Partner and its affiliates, including our sponsor, for all expenses incurred and payments made on our behalf.
Executive Officers and Directors of Our General Partner
The following table shows information for the executive officers and directors of our General Partner. As the owner of our General Partner, our sponsor appoints all members of the Board. Directors hold office until their successors have been appointed or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers are appointed by and serve at the discretion of the Board. Our corporate governance guidelines to provide that, unless the Board determines otherwise, a non-employee director shall retire from service on the Board effective as of the last day of the fiscal year in which the director has turned 80, provided that the Chairman of the Board may, in his or her sole discretion, waive this requirement for an individual director for up to two years. In 2020, William K. Reilly, one of our independent directors, was granted a one-year waiver pursuant to the guidelines.
There are no family relationships among any of our directors or executive officers. One of our directors and all of our executive officers also serve as executive officers of our sponsor.

Name of Beneficial Owner	Age	Position With Our General Partner
John K. Keppler	50	Chairman, President and Chief Executive Officer
Shai S. Even	52	Executive Vice President and Chief Financial Officer
William H. Schmidt, Jr.	48	Executive Vice President, Corporate Development and General Counsel
Thomas Meth	48	Executive Vice President, Sales and Marketing
E. Royal Smith	48	Executive Vice President, Operations
Joseph N. Lane	40	Executive Vice President, Human Capital
Yanina A. Kravtsova	44	Executive Vice President, Communications, Public and Environmental Affairs
Ralph Alexander	65	Director
John C. Bumgarner, Jr.	78	Director
Jim H. Derryberry	76	Director
Christopher B. Hunt	57	Director
Gerrit “Gerrity” L. Lansing, Jr.	48	Director
William K. Reilly	81	Director
Jeffrey W. Ubben	59	Director
Gary L. Whitlock	71	Director
Janet S. Wong	62	Director
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
William H. Schmidt, Jr. Mr. Schmidt has served as Executive Vice President, Corporate Development and General Counsel of our General Partner since February 2018 and, prior to that, as Executive Vice President, General Counsel and Secretary since our inception in November 2013. He also has served as Executive Vice President, Corporate Development and General Counsel of our sponsor’s general partner since February 2018 and, prior to that, as Executive Vice President, General Counsel and Secretary since March 2013. Mr. Schmidt also serves as President and General Counsel of Enviva Development Holdings, LLC, our sponsor’s development company. In these capacities, Mr. Schmidt is responsible for our and our sponsor’s corporate development activities and legal affairs. Prior to joining Enviva, Mr. Schmidt was Senior Vice President and General Counsel of Buckeye GP LLC, the general partner of Buckeye Partners, L.P., a diversified master limited partnership. Mr. Schmidt also was President of Lodi Gas Storage, L.L.C., a subsidiary of Buckeye Partners, L.P., from August 2009 to January 2012. Prior to joining Buckeye in September 2004, Mr. Schmidt practiced law at Chadbourne & Parke LLP, an international law firm that subsequently merged with Norton Rose Fulbright.
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
Yanina A. Kravtsova. Ms. Kravtsova has served as Executive Vice President, Communications, Public & Environmental Affairs of our General Partner since December 2019 and, prior to that, as Vice President, Environmental Affairs and Chief Compliance Officer from October 2018. In her current role, Ms. Kravtsova leads the teams responsible for media, governmental and community relations, as well as environmental permitting of our facilities. Ms. Kravtsova brings to Enviva over 20 years of leadership and senior management experience in the renewable energy and power sector. Prior to joining Enviva, Ms. Kravtsova served as Senior Vice President, General Counsel and Secretary of Terraform Global, Inc. from February 2015. Ms. Kravtsova was also Legal Head of Renewable Energy Investments at Google Inc. from August 2011 to January 2015. Ms. Kravtsova practiced law at Clifford Chance U.S. LLP, Latham & Watkins LLP and The World Bank Group, handling international project finance, regulatory and corporate matters for energy projects.
Ralph Alexander. Mr. Alexander has served as director on the Board since our inception in November 2013. Mr. Alexander has served as the Chairman of the Board and CEO of Talen Energy since December 2016. He became affiliated with Riverstone Holdings LLC in September 2007. For nearly 25 years, Mr. Alexander served in various positions with subsidiaries and affiliates of BP plc, one of the world’s largest oil and gas companies. From June 2004 until December 2006, he served as Chief Executive Officer of Innovene, BP’s $20 billion olefins and derivatives subsidiary. From 2001 until June 2004, he served as Chief Executive Officer of BP’s Gas, Power and Renewables and Solar segment and was a member of the BP group executive committee. Prior to that, Mr. Alexander served as a Group Vice President in BP’s Exploration and Production segment and BP’s Refinery and Marketing segment. He held responsibilities for various regions of the world, including North America, Russia, the Caspian, Africa, and Latin America. Prior to these positions, Mr. Alexander held various positions in the upstream, downstream and finance groups of BP. Mr. Alexander has served on the board of Talen Energy Corporation since June 2015. From December 2014 through December 2016, Mr. Alexander served on the board of EP Energy Corporation. He has previously served on the boards of Foster Wheeler, Stein Mart, Inc., Amyris and Anglo‑American plc. Mr. Alexander holds an M.S. in Nuclear Engineering from Brooklyn Polytech (now NYU School of Engineering—Polytechnic) and an M.S. in Management Science from Stanford University.
John C. Bumgarner, Jr. Mr. Bumgarner has served as a director on the Board since April 2015. Mr. Bumgarner has been engaged in private investment since November 2002, and currently assists in operating a family-owned, multi-faceted real estate company. Mr. Bumgarner previously served as Co-Chief Operating Officer and President of Strategic Investments for Williams Communications Group, Inc., a high technology company, from May 2001 to November 2002. Mr. Bumgarner joined

The Williams Companies, Inc., in 1977 and, prior to working at Williams Communications Group, Inc., served as Senior Vice President of Williams Companies Corporate Development and Planning, President of Williams International Company and President of Williams Real Estate Company. He most recently served as a director of Energy Partners, Ltd., an oil and natural gas exploration and production company, from January 2000 to February 2009, and at Market Planning Solutions Inc. from February 1982 until April 2011. Mr. Bumgarner holds a B.S. from the University of Kansas and an M.B.A. from Stanford University. Mr. Bumgarner’s substantial experience as an executive at a conglomerate and as a director on boards of public and private companies engaged in a variety of industries provide him with unique insight that is particularly helpful and valuable to the Board.
Jim H. Derryberry. Mr. Derryberry has served as a director on the Board since July 2018. Mr. Derryberry served as a director of USA Compression GP, LLC from January 2013 to April 2018. He is currently a special advisor for Riverstone Holdings LLC where he held the office of Chief Operating Officer and Chief Financial Officer until 2006. Prior to joining Riverstone, Mr. Derryberry was a managing director of J.P. Morgan where he was head of the Natural Resources and Power Group. He had previously served in the Goldman Sachs Global Energy and Power Group where he was responsible for mergers and acquisitions, capital markets financing, and the management of relationships with major energy companies. He also served on the board of directors of Magellan GP, LLC, the general partner of Magellan Midstream Partners, L.P, from 2005-2006. Mr. Derryberry has been a member of the Board of Overseers for the Hoover Institution at Stanford University and is a member of the Engineering Advisory Board at the University of Texas at Austin. He received his B.S. and M.S. degrees in engineering from the University of Texas at Austin and earned an M.B.A. from Stanford University.
Christopher B. Hunt. Mr. Hunt has served as a director on the Board since April 2016. Mr. Hunt is a partner of Riverstone and joined Riverstone in 2008. In addition to serving on the boards of a number of Riverstone portfolio companies and their affiliates, he also currently serves on the board of directors of NTR Plc. Prior to joining Riverstone, Mr. Hunt ran international power development and generation businesses for BP plc and Enron Corporation. Mr. Hunt received his BA from Wesleyan University and his MBA from Columbia University. He has also completed various post-graduate programs at Harvard University, Stanford University, the Massachusetts Institute of Technology and Oxford University. Mr. Hunt brings extensive experience in the renewable energy, conventional power and natural gas industries to the Board.
Gerrit “Gerrity” L. Lansing, Jr. Mr. Lansing has served as a director on the Board since October 2020. Mr. Lansing is a Managing Director and Partner of BTG Pactual and Head of BTG Pactual Tangible Assets Group, which includes BTG Pactual Timberland Investment Group (“TIG”). TIG is one of the world’s largest timberland investment managers with more than $3.5 billion under management and investments including more than 2.6 million acres across four continents. Mr. Lansing leads a management team at TIG with more than 800 years of combined experience and which operates in accordance with the UN Principles for Responsible Investment and with first-class sustainable forestry practices including those set forth by the Forest Stewardship Council and Programme for the Endorsement of Forest Certification, as validated by extensive independent audits. Prior to his current role, he was a Founder and Chief Executive Officer of Equator, LLC and its Brazilian subsidiary, TTG Brasil Investimentos Florestais Ltda, which was acquired by BTG Pactual in 2012. Prior to this, as Chief Executive Officer, Mr. Lansing spent nearly a decade building Madison Trading, LLC and Chatham Energy Partners, LLC (acquired by The Intercontinental Exchange). He is on the board of directors of the Nasher Museum of Art at Duke University, the Buckley School in New York City, the National Alliance of Forest Owners and La Fundación de la Universidad del Valle de Guatemala. Mr. Lansing received his B.A. from Duke University.
William K. Reilly. Mr. Reilly has served as a director on the Board since April 2015. Mr. Reilly served as Administrator of the U.S. Environmental Protection Agency from 1989 to 1993. From October 1997 to December 2009, Mr. Reilly served as President and Chief Executive Officer of Aqua International Partners, an investment group that finances water improvements in emerging markets. He also served as Senior Advisor to TPG Capital from September 1994 to December 2016. In 2010, Mr. Reilly was appointed by President Obama as co-chair of the National Commission on the BP Deepwater Horizon Oil Spill and Offshore Drilling and in 2012, President Obama named Mr. Reilly to the Council for Global Development. He currently serves as a director and chair of the board committee on environment, safety, security and health of Royal Caribbean Cruises Ltd. Mr. Reilly served as a director of Conoco Inc. from 1998 until its merger with Phillips Petroleum Company in 2002, and thereafter served as a director of ConocoPhillips until May 2013. From 1993 until April 2012, Mr. Reilly also served on the board of directors of E.I. duPont de Nemours and Company and was a director of Energy Future Holdings from 2007 to 2019. He has also previously served as the first Payne Visiting Professor at Stanford University, President of the World Wildlife Fund and President of The Conservation Foundation. He is Chairman Emeritus of the World Wildlife Fund and Chairman of the Nicholas Institute for Environmental Policy Solutions at Duke University. Mr. Reilly’s extensive environmental regulatory experience and his service on various other boards make him well qualified to serve as a member of the Board, and allow him to provide unique and valuable perspective on matters critical to our operations.

Jeffrey W. Ubben. Mr. Ubben is a Founder, Managing Partner, and member of the Management Committee of Inclusive Capital Partners. Mr. Ubben is a retired Founder of ValueAct Capital, where he was Chief Executive Officer, member of the Management Committee, Chief Investment Officer, and Portfolio Manager. Mr. Ubben also founded and serves as Portfolio Manager of the ValueAct Spring Fund. Prior to founding ValueAct Capital in 2000, Mr. Ubben was a Managing Partner at Blum Capital Partners for more than five years. Mr. Ubben is a director of The AES Corporation, where he is a member of the Compensation and Financial Audit Committees, AppHarvest, and Nikola Corporation. He is the former chairman and director of Martha Stewart Living Omnimedia, Inc., and a former director of Catalina Marketing Corp., Gartner Group, Inc., Mentor Corporation, Misys plc, Sara Lee Corp., Twenty-First Century Fox Inc., Valeant Pharmaceuticals International, Willis Towers Watson plc, and several other public and private companies. In addition, Mr. Ubben serves on the boards of Duke University, The Nature Conservancy’s NatureVest, and the E.O. Wilson Biodiversity Foundation, and formerly served as Chair of the National Board of the Posse Foundation for nine years. He has a B.A. from Duke University and an M.B.A. from the Kellogg School of Management at Northwestern University.
Gary L. Whitlock. Mr. Whitlock has served as a director on the Board since April 2016. Mr. Whitlock served as Executive Vice President and Chief Financial Officer of CenterPoint Energy, Inc. (“CenterPoint”) from September 2002 until April 2015. From April 2015 until his retirement on October 1, 2015, he served as Special Advisor to the Chief Executive Officer of CenterPoint. While at CenterPoint, Mr. Whitlock was responsible for accounting, treasury, risk management, tax, strategic planning, business development, emerging businesses and investor relations. From July 2001 to September 2002, Mr. Whitlock served as Executive Vice President and Chief Financial Officer of the Delivery Group of Reliant Energy, Incorporated (“Reliant”). Prior to joining Reliant, Mr. Whitlock served as Vice President of Finance and Chief Financial Officer of Dow AgroSciences LLC, a subsidiary of The Dow Chemical Company (“Dow”), from 1998 to 2001. He began his career with Dow in 1972, where he held a number of financial leadership positions, both in the United States and globally. While at Dow, Mr. Whitlock served on the boards of directors of various Dow entities. Mr. Whitlock is a Certified Public Accountant and received a BBA in accounting from Sam Houston State University in 1972. He has previously served on the board of directors of Texas Genco Holdings, Inc., the board of directors of the general partner of Enable Midstream Partners, LP from March 2013 to August 2015, the board of directors of KiOR, Inc. from December 2010 to June 2015, the board of directors of CHI St. Luke’s Health System, The Woodlands, and the Leadership Cabinet of Texas Children’s Hospital. Mr. Whitlock brings extensive experience in public company financial management and reporting to the Board.
Janet S. Wong. Ms. Wong has served as a director on the Board since April 2015. Since January 2013, Ms. Wong has served as a National Executive Advisor for Ascend, a non‑profit professional organization that enables its members, corporate partners and the community to realize the leadership potential of Asians in global corporations. At Ascend, Ms. Wong has led the largest network of Asian corporate board directors and is recognized as a global thought leader on leadership and diversity issues. Currently, Ms. Wong serves on the board of Lumentum Holdings Inc., a market-leading high technology manufacturer of innovative optical and photonics products where she is a member of the Audit Committee, and the board of Allegiance Bancshares, Inc., a financial services company where she is a member of the Audit Committee and the Corporate Governance and Nominating Committee. In addition, she serves on the non-profit boards of the Computer History Museum, Louisiana Tech University Foundation and the Thirty Percent Coalition. Ms. Wong served as a Partner at Grant Thornton LLP from August 2008 through July 2012, where she was the Central Region Corporate and Partnership Services Lead Partner. In 2008, Ms. Wong retired from the partnership of KPMG, culminating a career with the global firm from 1985 through 2008, where she served as a National Industry Practice Lead Partner. Ms. Wong has extensive experience working with clients in the consumer markets, energy, financial services, manufacturing, and technology sectors. She is a Certified Public Accountant. She holds a Master of Professional Accountancy from Louisiana Tech University and a Master of Taxation from Golden Gate University. We believe Ms. Wong’s audit expertise and her professional and leadership experience enable her to provide essential guidance to the Board and our management team.
Director Independence
The Board has five independent directors: John C. Bumgarner, Jr., William K. Reilly, Jeffrey W. Ubben, Gary L. Whitlock and Janet S. Wong. The NYSE does not require a publicly traded partnership such as ours to have a majority of independent directors on the board or to establish a compensation committee or a nominating committee. However, our General Partner is required to have an audit committee of at least three members, and all its members are required to meet the independence and experience standards established by the NYSE and the Exchange Act.
Committees of the Board of Directors
The Board has three standing committees: an audit committee, a compensation committee and a health, safety, sustainability and environmental committee. The Board may also form a conflicts committee from time to time.

Audit Committee
We are required to have an audit committee of at least three members, and all the members of the audit committee are required to meet the independence and experience standards established by the NYSE and the Exchange Act. Mr. Bumgarner, Mr. Whitlock and Ms. Wong currently serve as members of the audit committee. The Board determined that all members of the audit committee are financially literate and are “independent” under the standards of the NYSE and SEC regulations currently in effect. SEC rules also require that a public company disclose whether or not its audit committee has an “audit committee financial expert” as a member. An “audit committee financial expert” is defined as a person who, based on his or her experience, possesses the attributes defined by Regulation S-K Item 407(d)(s)(ii). The Board believes Ms. Wong satisfies the definition of “audit committee financial expert.”
The audit committee assists the Board in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee has the sole authority to (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm and (3) pre-approve any non‑audit services and tax services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has been given unrestricted access to the audit committee and our management.
Compensation Committee
As a limited partnership listed on the NYSE, we are not required to have a compensation committee. However, the Board has established a compensation committee consisting of Mr. Alexander, Mr. Bumgarner and Mr. Ubben to, among other things, administer our long-term incentive plan and establish and review general policies related to, and determine and approve, or make recommendations to the Board with respect to, the compensation and benefits of the non‑employee members of the Board.
Conflicts Committee
Our Board may, from time to time, establish a conflicts committee to which the Board will appoint at least one director and which may be asked to review specific matters that the Board believes may involve conflicts of interest and determines to submit to the conflicts committee for review. The conflicts committee determines if the resolution of the conflict of interest is adverse to the interest of the partnership. The members of the conflicts committee may not be officers or employees of our General Partner or directors, officers or employees of its affiliates, including our sponsor, and must meet the independence standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors, along with other requirements in our partnership agreement.
Any matters approved by the conflicts committee will be conclusively deemed to be approved by us and all of our partners and not a breach by our General Partner of any duties it may owe us or our unitholders.
Health, Safety, Sustainability and Environmental Committee
The Board has established a health, safety, sustainability and environmental committee (the “HSSE committee”) consisting of Mr. Lansing, Mr. Reilly and Mr. Ubben. The HSSE committee assists the Board in fulfilling its oversight responsibilities with respect to the Board’s and our continuing commitment to (1) ensuring the safety of our employees and the public and assuring that our businesses and facilities are operated and maintained in a safe and environmentally sound manner, (2) sustainability, including sustainable forestry practices, (3) delivering environmental benefits to our customers, the forests from which we source our wood fiber and the communities in which we operate and (4) minimizing the impact of our operations on the environment. The HSSE committee reviews and oversees our health, safety, sustainability and environmental policies, programs, issues and initiatives, reviews associated risks that affect or could affect us, our employees and the public and ensures proper management of those risks and reports to the board on health, safety, sustainability and environmental matters affecting us, our employees and the public. The members of the HSSE committee are non‑employee directors of our General Partner.
Executive Sessions of Non-Management Directors
The Board holds regular executive sessions in which the non-management directors meet without any members of management present. The purpose of these executive sessions is to promote open and candid discussion among the non-management directors. In the event that the non-management directors include directors who are not independent under the listing requirements of the NYSE, then at least once a year, there will be an executive session including only independent directors. The director who presides at these meetings is John C. Bumgarner, Jr. Unitholders and any other interested parties may communicate directly with the presiding director or with the non-management directors as a group, by mail addressed to:
Presiding Director c/o General Counsel
Enviva Partners, LP
7200 Wisconsin Avenue, Suite 1000
Bethesda, Maryland 20814
Communication with the Board of Directors
As set forth in the Communications Policy adopted by the Board, a holder of our units or other interested party who wishes to communicate with any director of our General Partner may do so by sending communications to the Board, any committee of the Board, the Chairman of the Board or any other director to:
General Counsel
Enviva Partners, LP
7200 Wisconsin Avenue, Suite 1000
Bethesda, Maryland 20814
and marking the envelope containing each communication as “Unitholder Communication with Directors” and clearly identifying the intended recipient(s) of the communication. Communications will be relayed to the intended recipient of the Board pursuant to the Communications Policy, which is available on the “Investor Relations” section of our website at www.envivabiomass.com. Any communications withheld under the Communications Policy will nonetheless be recorded and available for any director who wishes to review them.
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

ITEM 11.    EXECUTIVE COMPENSATION
Compensation Discussion & Analysis
Background
This Compensation Discussion and Analysis (“CD&A”) explains the 2020 executive compensation program for the Named Executive Officers (the “NEOs”) identified below. Please read this CD&A together with the tables and related narrative about executive compensation that follow. The table below lists our NEOs in 2020 whose compensation is described in this CD&A:

Executive	Title
John K. Keppler	Chairman of the Board of Directors, President and Chief Executive Officer
Shai S. Even	Executive Vice President and Chief Financial Officer
Thomas Meth	Executive Vice President, Sales and Marketing
William H. Schmidt, Jr.	Executive Vice President, Corporate Development and General Counsel
E. Royal Smith	Executive Vice President, Operations
As a publicly traded partnership, our employment and compensation structure is different from that of a typical public corporation. Neither we nor our General Partner have any employees. Instead, our employees, including our NEOs, are employed by Enviva Management Company, LLC and its affiliates who provide services to the Partnership and the affiliates of our sponsor (collectively, “Enviva Management Company”). As each of our NEOs has been appointed to serve as an executive officer of our General Partner, throughout this CD&A we will refer to them as our NEOs.
We are party to management services agreements (the “MSAs”) with Enviva Management Company, pursuant to which Enviva Management Company provides us with employment and management services necessary for the operation of our business. Although our NEOs’ salaries and bonuses are paid, and benefits are provided, directly by Enviva Management Company, we partially reimburse Enviva Management Company based on the cost allocated to us for each NEO pursuant to the MSAs. Other than with respect to equity-based awards that may be granted pursuant to the Enviva Partners, LP Long-Term Incentive Plan (“LTIP”), Enviva Management Company generally has all responsibility and authority for compensation‑related decisions for the NEOs, and such decisions are not subject to approval by our General Partner’s board of directors or the Compensation Committee of our General Partner (the “Compensation Committee”). For a more detailed description of the MSAs and our relationship with Enviva Management Company, see Item 13. “Certain Relationships and Related Transactions, and Director Independence—Other Transactions with Related Persons—Management Services Agreements” in this Annual Report.
This CD&A describes key features of our executive compensation program and summarizes the 2020 cash and LTIP compensation and other benefits received by our NEOs. Although we do not make decisions regarding the base salaries paid, or annual cash incentive awards pursuant to the Enviva Management Annual Incentive Compensation Plan (the “AICP”) made, to our NEOs by Enviva Management Company, this CD&A describes each element of compensation for which we are responsible for partially reimbursing Enviva Management Company pursuant to the MSAs. The descriptions of such compensation elements have been provided to us by Enviva Management Company and reflect the philosophy and decisions of Enviva Management Company. Unless otherwise specifically noted, the quantification of these compensation elements within this CD&A and the tables that follow reflect the portion of compensation allocated to us for the 2020 calendar year pursuant to the MSAs.
Highlights
Enviva Management Company’s executive compensation philosophy seeks to tie compensation to our financial and operating performance. Specifically, the executive compensation program includes various performance metrics for NEOs that are closely aligned with financial returns to our unitholders and are designed to result in annual and long-term value creation. The performance goals established in the NEOs’ compensation plans are aggressive, and potential awards are intended to provide them an opportunity to earn above-median rewards in return for achieving such aggressive goals.
Track Record of Strong Performance
Enviva Management Company believes that the combination of the three primary components of our executive compensation program (annual base salary, annual cash incentive under the AICP and long-term equity incentive under the LTIP), coupled with aggressive goal setting and a pay-for-performance culture, has enabled the Partnership to deliver strong historical results and we expect to continue this trend into the future.

In 2020, we achieved our lowest total recordable incident rate (“TRIR”) in the Partnership’s history, and substantially reduced certain process and safety risks while confronting a global health pandemic that required us to make adjustments to our daily operations to ensure we could continue to run our plants and terminals in a safe, stable and reliable manner while maintaining a healthy workforce in the face of a rapidly spreading novel coronavirus. Against the particularly challenging economic and operating backdrop due to COVID-19, we achieved-record distributable cash flow attributable to Enviva Partners, LP (“DCF”) of $141.4 million, an increase of 44% over 2019 DCF of $98.5 million. For the 3-year period ended December 31, 2020, Enviva’s DCF increased at a compound annual growth rate (“CAGR”) of 28%. For the 5-year period ended December 31, 2020, Enviva’s DCF increased at a CAGR of 18%. Enviva’s 2020 total unitholder return (“TSR”) of 31% outperformed the TSR of the Alerian Index of -29% and the TSR of the S&P 500 Index of 18%. For the 3-year period ended December 31, 2020, Enviva’s TSR of 110% outperformed the TSR of the Alerian Index of -33% and the TSR of the S&P 500 of 49%. For the 5-year period ended December 31, 2020, Enviva’s TSR of 278% outperformed the TSR of the Alerian Index of -26% and the TSR of the S&P 500 Index of 103%.
In addition to the directly observable strong financial performance, we also continued to build a fully contracted product sales backlog that now totals $14.6 billion and has a weighted-average remaining term of 12.8 years from February 1, 2021, providing for substantial potential future growth for the Partnership. In 2020, we successfully completed two transformative acquisitions that increased our production capacity by more than 35% and added $5.3 billion to our product sales backlog, all as we continued to maintain our role as a leader in sustainability in pursuit of our mission to displace coal, grow more trees and fight climate change.
Enviva Financial Highlights

(1)	TSR includes unit price appreciation and distributions paid.
(2)	DCF is not a specific financial measure calculated in accordance with GAAP.
Executive Compensation Elements Support Our Philosophy and Strategy
Enviva Management Company’s executive compensation program is designed to attract, retain, reward and motivate high-performing executive leadership whose talent and expertise enable us to create long-term unitholder value not only on an absolute basis but also relative to our peers. The program consists of three primary components, described below, that contain a substantial portion of at-risk, performance-based compensation, incorporate our financial and operational results and align our NEOs’ interests with those of our unitholders with the ultimate objective of increasing long-term unitholder value.

<table>
<tr><td></td><td>Base Salary</td><td colspan="2">Competitive base salaries are established at a level necessary to retain the individual executive's services and to reward and motivate individual performance.</td></tr>
<tr><td rowspan="3">"At Risk" Compensation</td><td>Annual Incentive Compensation (AICP)</td><td>Financial Metric</td><td>NEOs participate in the Enviva Management Annual Incentive Compensation Plan, an annual cash incentive program. Performance goals in the program align executives with the objectives of growing the value of the partnership and its affiliates.

AICP utilizes a gross DCF metric as the primary objective with operational objectives impacting the overall rating.

Target award amounts are set for each NEO, but actual payouts may vary depending on company and individual performance for the year.</td></tr>
<tr><td rowspan="2">Equity Compensation (LTIP)</td><td>Time-Based Awards</td><td rowspan="2">We link a significant portion of each NEO's equity compensation to longer-term performance achievement and unitholder returns through grants of time-based and performance-based units.

These awards and our accompanying Unit Ownership and Retention Policy align our NEOs directly with the interests of our unitholders.

The General Partner maintains the LTIP, which provides for the grant of equity-based incentive awards at the discretion of the board of directors of the General Partners.</td></tr>
<tr><td>Performance-Based Awards</td></tr>
</table>

Key Focus of the Compensation Program
Competitive compensation opportunities
•Providing competitive compensation opportunities is a key factor allowing us to attract and retain the caliber of executives we need to deliver on the aggressive performance goals established under the incentive compensation arrangements in which our executives participate.
•Among other factors, each NEO’s 2020 target total direct compensation was determined with reference to market data reflecting executive pay levels among our peer companies and survey data taken from the broader market.
NEO compensation is designed to drive and reward long-term growth in unitholder value
•All NEOs’ 2020 compensation included a significant equity compensation component under the LTIP.
•50% of each NEO’s equity compensation is earned based on achievement of aggressive DCF growth targets, a key driver of growth in unitholder value over the long-term.
•Unitholder alignment is further supported by robust ownership guidelines that encourage a long-term ownership culture among our NEOs.
•In 2020, equity awards to NEOs were subject to a combination of 3-year and 4-year cliff vesting schedules (as compared to our prior practice of solely utilizing a 3-year schedule). In an effort to further enhance retention and more closely align the LTIP with longer-term unitholder interest, our NEOs were transitioned to awards that had a 4-year cliff vesting schedule and an additional TSR modifier for all LTIP grants beginning in 2021.
Enviva Management Company sets aggressive performance goals
•Aggressive performance goals for incentive-based compensation require exceptional organizational and individual performance, which is the kind of performance we expect from our NEOs.
•Performance at or above these goals should produce aggregate NEO compensation in the top quartile when compared to the competitive market.

•As evidence of the difficulty of meeting our aggressive goals, our NEOs have received, on average, an 89% payout against target compensation under the AICP and LTIP during the last three years even as the Partnership’s TSR significantly outperformed that of the Alerian and S&P 500 Indices.
Committed to best practices
•Significant At-Risk, Variable Compensation: A significant percentage of annual compensation is at-risk, variable and performance-based, such as AICP awards and certain LTIP awards.
•No Guaranteed Bonuses: We do not have in place any annual or multi-year bonus or incentive guarantees for the NEOs.
•No Gross-Ups: No tax gross-ups upon a change in control or with respect to Code Section 409A matters.
•No Individual Supplemental Executive Retirement Plans: There are no executive retirement plans that are different from the ones offered to the broader employee population.
•No Excessive Perquisites: We do not offer excessive perquisites to our NEOs.
•No Hedging or Pledging Units: Our Insider Trading Policy prohibits, among other things, hedging and pledging transactions relating to our units.
•Independent Compensation Consultant: Enviva Management Company has engaged an independent compensation consultant the “Compensation Consultant”) to assist with Enviva Management Company’s and the Compensation Committee’s regular review of our executive compensation program.
2020 NEO Compensation
Compensation Strategy and Philosophy
The aim of Enviva Management Company’s executive compensation program is to retain highly skilled and talented leaders to manage and grow our sponsor’s and the Partnership’s businesses. Furthermore, given that we sit at the forefront of a relatively new and rapidly evolving industry, our success depends in large part on retaining the unique skill sets that our NEOs have developed during their tenure with the Company.
Process for Determining Executive Compensation
As discussed above, Enviva Management Company is responsible for developing and administering the executive compensation program. Enviva Management Company also provides the Compensation Committee with access to the Compensation Consultant and relevant data in order for the Compensation Committee to have a fulsome picture of the NEOs’ compensation levels as compared to peers when it and the Board make final LTIP award decisions.
Role of Compensation Consultant
Enviva Management Company retains an independent compensation consultant to advise on matters related to executive and non-employee director compensation. In 2019 and during part of 2020, Longnecker & Associates (“Longnecker”) was the Compensation Consultant. In August 2020, Enviva Management Company transitioned the consulting engagement to Meridian Compensation Partners, LLC (“Meridian”).
For 2020, the scope of Longnecker’s services included provision of executive compensation benchmarking data used to inform 2020 compensation actions, and the scope of Meridian’s engagement included a review of our peer group and an executive compensation analysis based on an updated peer group. Neither Longnecker nor Meridian have authority to make decisions regarding compensation and serve solely in an advisory role.
Peer Group and Market Data
Neither peer group data nor broader employment market survey data is a prescription for program design or individual pay levels for Enviva Management Company or our Compensation Committee. Peer data, in combination with broader market survey data, provides a reference point for competitive pay rates and program design for our NEOs. Each year, in cooperation with the Compensation Consultant, Enviva Management Company reviews the peer group used for the prior year and determines what modifications, if any, would be appropriate for the upcoming year. Factors considered in selecting peers include operations in related industry sectors, comparable market capitalization and revenues, similarity of business strategy and availability and clarity of publicly filed compensation data. We also consider companies tracked as peers of ours by the investment community, although these companies may or may not ultimately be included in our peer group for presentation herein. For instance, to supplement the executive compensation information derived from our peer group, Enviva Management

Company has also considered, on a limited basis, available compensation data from NextEra Energy Partners, LP (“Nextera”). Although similar to us in business focus and structure, NextEra was not formally identified as a peer company for compensation benchmarking purposes due to the lack of available comprehensive pay data. In the peer group review process, we may also consider the impact of mergers or other corporate-level transactions that have occurred during the past year.
In October 2019, Enviva Management Company reviewed the peer group to be used for 2020 compensation decisions. The Compensation Consultant advised that the peer group used for 2019 compensation decisions was largely still appropriate for comparison purposes and Enviva Management Company made minimal changes to the group. The peer group adopted as a comparison group for 2020 compensation consisted of the following eleven companies:
Peer Group (Approved October 2019)

Bloom Energy Corporation	Rayonier Advanced Materials Inc.
CatchMark Timber Trust, Inc.	Rayonier Inc.
CrossAmerica Partners LP	Summit Midstream Partners, LP
Hi-Crush Inc.	SunCoke Energy, Inc.
Pattern Energy Group Inc.	USA Compression Partners, LP
PotlatchDeltic Corporation
In October 2020, Enviva Management Company reviewed the peer group listed above and determined that certain changes to the list would be appropriate for 2021 compensation decisions, including as a result of bankruptcy filings, changes to business models and changes to market capitalization levels within the previous peer group. The revised peer group of fourteen companies, listed below, will provide a reference point for considering the compensation arrangements for our NEOs in 2021.
Peer Group (Approved October 2020)

Atlantica Sustainable Infrastructure plc	Ormat Technologies, Inc.
CatchMark Timber Trust, Inc.	PotlatchDeltic Corporation
Cheniere Energy, Inc.	Rayonier Advanced Materials Inc.
Crestwood Equity Partners LP	Rayonier Inc.
Delek US Holdings, Inc.	SunCoke Energy, Inc.
Green Plains Inc.	TPI Composites, Inc.
Hanon Armstrong	USA Compression Partners, LP
Key Elements of the 2020 Executive Compensation Program
The following discussion provides details regarding the three primary elements of the 2020 compensation program for our NEOs: base salary, AICP awards and LTIP awards. Our NEOs also receive certain customary health, welfare and retirement plan benefits from Enviva Management Company that are briefly described below.
Base Salary
Each NEO’s base salary is a fixed component of annual compensation and is set out in such NEO’s employment agreement with Enviva Management Company. Enviva Management Company makes all final decisions regarding the NEOs’ salaries based on a review of the specific job duties and functions, individual NEO expertise and the relative competitiveness of the NEO’s compensation compared to our peers and to the market survey data. Below are the amounts allocated to the Partnership with respect to 2019 and 2020 NEO annual base salaries, as of December 31 of each such year, to the extent the individual was a “NEO” for that year:

Name	Allocable 2020 Annual Base Salary	Allocable 2019 Annual Base Salary
John K. Keppler	$182,838	$170,885
Shai S. Even	112,796	109,614
Thomas Meth	97,097	—
William H. Schmidt, Jr.	85,339	—
E. Royal Smith	249,389	238,606
Short-Term Cash Incentive Compensation
Each NEO participated in the AICP with respect to the 2020 calendar year and received a short-term cash incentive award pursuant to the AICP. The AICP amounts paid to each NEO with respect to 2020 that are allocable to us by Enviva Management Company pursuant to the MSAs are disclosed in the Summary Compensation Table under the “Non-Equity Incentive Compensation” column.
Each year the Compensation Committee and Enviva Management Company have discussions regarding the design and the potential values of the AICP awards. However, Enviva Management Company is the sponsor of the AICP and makes all final decisions regarding the performance metrics and target compensation levels associated with each participating employee.
With respect to the 2020 AICP awards, consistent with prior years, Enviva Management Company established an aggregate company bonus pool that is calculated based on performance relative to a single DCF-based financial target. Enviva Management Company generally sets aggressive performance metrics at levels that are designed to be extremely challenging to achieve. Following the determination of the overall AICP bonus pool, individual NEO awards were determined by Enviva Management Company based on individual performance goals linked to certain safety, operating, financial, growth and other targets measured at both the Partnership and our sponsor. The AICP amounts for each NEO allocated to the Partnership are disclosed below:

Name	Allocable Amount of the Actual 2020 AICP Award
John K. Keppler	$343,297
Shai S. Even	170,465
Thomas Meth	109,381
William H. Schmidt, Jr.	107,330
E. Royal Smith	282,403
Apart from the AICP administered by Enviva Management Company, the Partnership’s board of directors has the ability to award, in exceptional circumstances, discretionary bonuses. In 2020, the Partnership awarded certain NEOs transaction-related cash bonuses in recognition of their efforts for us in 2020, including the equity financing activities conducted in June of 2020. The transaction bonuses are subject to a claw-back provision requiring repayment net of taxes in the event of the termination of the NEO’s employment for cause, or in the event that the NEO resigns without good reason, in each case within the three year period following the grant of the bonus. The transaction bonus amounts are disclosed as “Bonuses” in the Summary Compensation Table.
Long-Term Equity Incentive Compensation
The LTIP is intended to promote our long-term success and increase long-term unitholder value by attracting, motivating and aligning the interests of our independent directors, officers and other employees with those of our unitholders. Our LTIP provides for the grant of a variety of awards, but the award that we have determined to most appropriately incentivize and reward our LTIP participants, including the NEOs, is a phantom unit award. See Note 18, Equity-Based Awards. Each NEO received a long-term equity incentive award with respect to the 2020 calendar year under the LTIP in the form of phantom units. The terms of our NEOs’ LTIP awards are determined by our Board following a recommendation from the Compensation Committee. In 2020, in an effort to further enhance retention and more closely align the LTIP with longer-term unitholder interest, we transitioned the vesting schedule for new equity awards made to our NEOs under the LTIP from a 3-year cliff vesting schedule to a 4-year cliff vesting schedule. Beginning in 2021, our NEOs received LTIP awards that were solely on the 4-year vesting schedule.

The 2020 phantom unit grants to our NEOs were divided into 50% time-based phantom units and 50% performance-based phantom units:
•Time-based phantom units vest at the end of a three- or four-year period based on continued service following the grant date.
•Performance-based phantom units vest upon the achievement of specified levels of DCF per common unit over a multi-year period. The performance-based phantom unit awards may vest between 0% and 200% of the target amount granted to each NEO.
Each grant of phantom units includes the right to receive distribution equivalent rights (“DERs”). The DERs associated with performance-based phantom units are paid to the holder in cash within 60 days following the vesting of the associated award (if any) and are forfeited if the underlying award was forfeited for any reason. The DERs associated with the time-based phantom units are paid to the holder of the award within the 60-day period immediately following any cash distribution that we make with respect to our common units. The settlement of the phantom units may be made in cash or in common units, at the discretion of our Compensation Committee.
The target value of LTIP awards that each NEO receives annually is set forth in his employment agreement as a percentage of base salary. Although each NEO’s employment agreement is with Enviva Management Company, our Board (following recommendations from the Compensation Committee) has decision-making authority over the terms and conditions of any LTIP award, such as vesting and forfeiture provisions. In determining the LTIP awards granted to the NEOs on January 29, 2020, our Compensation Committee and the full Board considered the performance of the Partnership as well as individual performance for 2020. The grant date fair value of the phantom units awarded in January 2020 is disclosed in the Summary Compensation Table under the Stock Awards column, based on the percentage of the award allocated to us.
The number of phantom units granted to the NEOs in January 2020 is set forth below:

Name	Number of Time-based Phantom Units Granted in 2020*	Target Number of Performance-based Phantom Units Granted in 2020*
John K. Keppler	85,878	85,878
Shai S. Even	29,614	29,614
Thomas Meth	20,270	20,270
William H. Schmidt, Jr.	27,968	27,968
E. Royal Smith	18,690	18,690

*The time-based phantom units and performance-based phantom units were each further divided evenly between a three-year and a four-year cliff vesting schedule. The potential number of phantom units that could become vested pursuant to the satisfaction of the required performance metrics is set forth below.
Beginning with the 2020 compensation year, the Compensation Committee transitioned the vesting schedule under the LTIP applicable to the NEOs and certain other executives of Enviva Management Company to a 4-year cliff vesting schedule. For 2020, two tranches of LTIP awards were issued: (a) one tranche of time- and performance-based phantom units with a three-year cliff vesting schedule and (b) one tranche of time- and performance-based phantom units with a four-year cliff vesting schedule. The combination of awards was implemented for this single year to ensure that the program could be effectively transitioned from a three-year cliff vesting schedule to a four-year cliff vesting schedule without having any periods in which our NEOs would not have equity compensation that directly aligns them with our unitholders.
For each performance-based phantom unit award granted on January 29, 2020, vesting is contingent upon the achievement of certain levels of per-unit DCF growth over the respective three- or four-year periods. Actual levels of per-unit DCF growth will result in between 0% and 200% of the performance units vesting. The achievement of the 200% “maximum” performance level would require exceptional performance, whereas achievement below the threshold performance level would result in 0% vesting. The table below shows the number of common units that could be paid out upon the achievement of threshold, target or maximum performance levels for each performance-based phantom unit granted under the LITP in 2020.

	3-YEAR PERFORMANCE-BASED PHANTOM UNITS			4-YEAR PERFORMANCE-BASED PHANTOM UNITS
	Threshold	Target	Maximum	Threshold	Target	Maximum
John K. Keppler	21,470	42,939	85,878	21,470	42,939	85,878
Shai S. Even	7,404	14,807	29,614	7,404	14,807	29,614
Thomas Meth	5,068	10,135	20,270	5,068	10,135	20,270
William H. Schmidt, Jr.	6,992	13,984	27,968	6,992	13,984	27,968
E. Royal Smith	4,673	9,345	18,690	4,673	9,345	18,690
2021 LTIP Awards
In 2021, performance-based phantom units granted to the NEOs under the LTIP will vest solely following a four-year period. Moreover, the Compensation Committee, upon discussion with and review of information provided by the Compensation Consultant, added relative TSR as a new performance metric in addition to DCF-based metrics over such four-year period. The Committee may also exercise its discretion with respect to other factors, such as the Partnership’s performance with respect to environmental, social and governance matters, during the relevant performance period.
Other Benefits
Retirement and Health and Welfare — Enviva Management Company offers the same types of retirement, health and welfare benefits to the NEOs as part of its total executive compensation package as it does to other eligible employees.
Our NEOs currently participate in a 401(k) plan maintained by Enviva Management Company. The 401(k) plan permits all eligible employees, including our NEOs, to make voluntary pre-tax contributions and/or Roth after-tax contributions to the plan. In addition, Enviva Management Company is permitted to make discretionary matching contributions under the plan. All matching contributions made during the first three years of an individual’s employment vest under the plan following the satisfaction of an initial three-year cliff vesting schedule; thereafter, all matching contributions vest immediately. All contributions under the plan are subject to certain annual dollar limitations, which are periodically adjusted as required by law.
Employment Agreements — As noted above, Enviva Management Company has entered into employment agreements with each of the NEOs, with the most recent amendment and restatement of each agreement occurring in November 2020. Mr. Even’s employment agreement has a three-year initial term beginning in June 2018, and the remaining NEOs’ employment agreements contain one-year terms beginning on the November 2020 amendment date. Each employment agreement provides for automatic renewal for successive 12-month periods following the end of such agreement’s term unless either party provides written notice of non-renewal at least 60 days prior to a renewal date. Under the employment agreements, the NEOs are each entitled to an annualized base salary and are eligible for annual AICP awards and LTIP awards, which have been detailed above. As described below under “—Potential Payments Upon Termination or a Change in Control,” the employment agreements also provide for certain severance payments in the event an NEO’s employment is terminated under certain involuntary circumstances, such as a termination without cause, by an NEO for good reason, or upon the death or disability of an NEO. A portion of payments made as a result of a termination of employment, such as in the event of the acceleration of a NEOs units granted pursuant to the LTIP, may be allocable to us pursuant to the MSAs.
Unit Ownership Requirements
The Partnership maintains a Unit Ownership and Retention Policy (the “Retention Policy”) that is administered by the Compensation Committee and requires the officers of the General Partner who are required to file ownership reports under Section 16 of the Securities Exchange Act of 1934 (the “Exchange Act”) and certain other officers as designated from time-to-time by our General Partner’s Board or the Compensation Committee to retain at least 50% (and where the individual has not met certain holding requirements by specific timelines, 100%) of common units awarded under the LTIP (net of any common units withheld or sold to cover tax liabilities) until certain ownership requirements are met. The requirements for our NEOs are set forth in the table below:

Name	Multiple of Annualized Base Salary
CEO	5x
Other NEO’s	3x
Units that count towards the satisfaction of the officer retention requirement include common units held directly by each NEO, common units owned indirectly by such NEO (e.g., by a spouse or other immediate family member residing in the same household or a trust for the benefit of such NEO or his or her family) and phantom units granted under the LTIP (excluding phantom units subject to performance-based vesting conditions). As of the date of this filing, each of our NEOs was in compliance with the Retention Policy.
Incentive Compensation Recoupment Policy
The LTIP provides that any award granted pursuant to the plan will be subject to any claw-back or recoupment policies required by law, securities exchange rules or otherwise determined appropriate by our General Partner. In the event that Enviva Management Company determines to grant transaction-related or special bonuses to the NEOs, those awards are generally granted with a built-in claw-back provision.
Anti-Hedging and Anti-Pledging Policy
All of our employees, including our NEOs, and our directors are subject to our Insider Trading Policy, which, among other things, prohibits any covered individual from entering into short sales or hedging or pledging shares of our common units. The anti-hedging policy contained in our Insider Trading Policy specifically prohibits employees, including our NEOs, directors and their designees from purchasing financial instruments or otherwise engaging in transactions that hedge or offset or are designed to hedge or offset any decrease in the market value of our securities (or derivatives thereof), regardless of how the securities (or derivatives thereof) were acquired.
Compensation Risk Assessment
In accordance with the requirements of Item 402(s) of Regulation S-K, to the extent that risks may arise from our compensation policies and practices for our employees that are reasonably likely to have a material adverse effect on us, we are required to discuss our policies and practices for compensating our employees (including our employees that are not NEOs) as they relate to our risk management practices and risk-taking incentives. We have determined that our compensation policies and practices for our employees, including our NEOs, do not encourage excessive risk-taking and are not reasonably likely to have a material adverse effect on us. Our Compensation Committee routinely assesses our compensation policies and practices and takes this consideration into account as part of its review.

Report of the Compensation Committee
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on the reviews and discussions referred to in the foregoing sentence, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report.
John C. Bumgarner, Jr.
Ralph Alexander
Jeffrey W. Ubben
SUMMARY COMPENSATION TABLE
The table below sets forth the annual compensation allocated to us for our NEOs for the fiscal years ended December 31, 2020, December 31, 2019 and December 31, 2018, to the extent the individual was a “named executive officer” for that year.
The compensation disclosed below with respect to the NEOs reflects only the portion of compensation expense that is allocated to us pursuant to the MSAs. The disclosures below relating to compensation and benefits paid directly by Enviva Management Company are based on information provided to us by Enviva Management Company.

Name and Principal Position	Year	Salary	Bonus (1)	Unit Awards (2)	Non-Equity Incentive Plan Compensation (1)	All Other Compensation (3)	Total
John K. Keppler	2020	$182,838	$600,000	$1,631,253	$343,297	$2,138	$2,759,526
(Chairman of the Board of Directors, President and Chief Executive Officer)	2019	170,885	—	642,712	271,875	2,100	1,087,572
	2018	190,248	—	784,014	204,300	2,355	1,180,917
Shai S. Even	2020	112,796	350,000	562,518	170,465	2,138	1,197,917
(Executive Vice President and Chief Financial Officer)	2019	109,614	—	273,594	121,500	2,100	506,808
	2018	98,780	—	467,487	105,060	835	672,162
Thomas Meth	2020	97,097	75,000	385,029	109,381	2,138	668,645
(Executive Vice President, Sales & Marketing)
William H. Schmidt, Jr.	2020	85,339	350,000	425,002	107,330	1,710	969,381
(Executive Vice President, Corporate Development and General Counsel)
E. Royal Smith	2020	249,389	—	994,046	282,403	5,985	1,531,823
(Executive Vice President, Operations)	2019	238,606	—	522,318	167,738	5,880	934,542
	2018	178,480	—	728,566	160,650	4,496	1,072,192

(1)Amounts in the Non-Equity Incentive Plan Compensation column with respect to 2018 and 2019 represent the annual discretionary cash bonuses for each NEO under the AICP, which was operated in a manner to provide performance-based incentive awards in those years, although the amounts were inadvertently reported in prior years within the “Bonus” column and have now been moved. As further described in the CD&A, the AICP awards for the 2020 year were also deemed to operate as performance-based incentive awards and are reported within the Non-Equity Incentive Plan Compensation column. Amounts in the “Bonus” column with respect to the 2020 year relate to the transaction-based bonuses received by certain NEOs for the 2020 year.

(2)The amounts reflected in this column represent the aggregate grant date fair value of time-based and performance-based phantom units (which include tandem DERs) granted to the NEOs pursuant to the LTIP, computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification Topic 718, disregarding the estimate of forfeitures. The grant date fair value for time-based phantom unit awards issued in 2020 is based on the closing price of our common units on the date of grant, which was $37.99 per unit for awards granted on January 29, 2020. The grant date fair value of performance-based phantom unit awards is reported based on the probable outcome of the performance conditions on the grant date. See Note 18, Equity-Based Awards, to our consolidated financial statements for additional detail regarding assumptions underlying the value of these awards. If the maximum amount, rather than the probable amount, allocated to us were reported in the table with respect to the performance-based phantom units, the values associated with the performance-based grants would be as follows: Mr. Keppler, $1,631,253; Mr. Even, $562,518, Mr. Meth, $385,029, Mr. Schmidt, $425,002 and Mr. Smith, $994,046.
(3)Amounts reported in the “All Other Compensation” column reflect employer contributions to the NEOs’ accounts under the 401(k) plan in which the NEOs participate.
2020 GRANTS OF PLAN-BASED AWARDS

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Possible Payouts Under Equity Incentive Plan Awards (2)
Name	Grant Date	Threshold	Target	Maximum	Threshold (Units)	Target (Units)	Maximum (Units)	All Other Equity Awards (3)(Units)	Grant Date Fair Value (4)
John K. Keppler		$135,938	$271,875	$543,750
	1/29/2020				42,939	85,878	171,756		$815,626
	1/29/2020							85,878	815,626
Shai S. Even		67,500	135,000	270,000
	1/29/2020				14,807	29,614	59,228		281,259
	1/29/2020							29,614	281,259
Thomas Meth		43,313	86,625	173,250
	1/29/2020				10,135	20,270	40,540		192,514
	1/29/2020							20,270	192,514
William H. Schmidt, Jr.		42,500	85,000	170,000
	1/29/2020				13,984	27,968	55,936		212,501
	1/29/2020							27,968	212,501
E. Royal Smith		111,825	223,650	447,300
	1/29/2020				9,345	18,690	37,380		497,023
	1/29/2020							18,690	497,023
(1)The values within these columns reflect the threshold, target and maximum values of the AICP awards that could be allocable to us for the 2020 year.
(2)These columns reflect the performance-based phantom units granted to our NEOs during the 2020 year. The portion of the award settlement that will be allocated to us will be governed by the MSAs.

(3)This column reflects the time-based phantom units granted to our NEOs during the 2020 year.
(4)As further described in Footnote (2) to the Summary Compensation Table, the values in the “Grant Date Fair Value” column are determined by multiplying (a) the number of phantom units granted (with the probable grant date value for performance-based phantom units to be at target levels) by (b) $37.99, the closing price of our common units on the grant date, by (c) the percentage allocated to us pursuant to the MSAs.
NARRATIVE DISCLOSURE TO THE SUMMARY COMPENSATION TABLE AND GRANTS OF PLAN-BASED AWARDS TABLE
Management Services Agreements
The amounts set forth in the table above reflect only the portion of compensation that is allocable to us pursuant to the MSAs. For a more detailed description of the MSAs and our relationship with Enviva Management Company, see “Item 13. “Certain Relationships and Related Transactions, and Director Independence—Other Transactions with Related Persons--Management Services Agreements” in this Annual Report.
Phantom Unit Awards
We granted time-based and performance-based phantom unit awards to our NEOs pursuant to the LTIP in 2020. Half of the time-based phantom unit awards will cliff vest following a three-year period, and half will cliff vest following a four-year period, in each case subject to the NEOs continued employment. Half of the performance-based phantom units will cliff vest following a three-year performance period, and half will cliff vest following a four-year period, subject to the achievement of specified levels of DCF per common unit over the applicable performance period. The performance-based phantom unit awards may vest between 0% and 200% of the target amount granted to each NEO. The potential acceleration and forfeiture events relating to these phantom units are described in greater detail under “—Potential Payments Upon Termination or a Change in Control” below.
OUTSTANDING EQUITY AWARDS AT 2020 FISCAL YEAR‑END
The following table reflects information regarding outstanding equity‑based awards held by our Named Executive Officers as of December 31, 2020:

	Unit Awards
Name	Number of Units That Have Not Vested (1)	Market Value of Units That Have Not Vested (2)	Equity Incentive Plan Awards: Number of Unearned Units That Have Not Vested (3)	Equity Incentive Plan Awards: Market Value of Unearned Units That Have Not Vested (2)
John K. Keppler
Phantom Units	234,438	$10,648,174	122,570	$5,567,129

Shai S. Even
Phantom Units	86,331	$3,921,154	47,757	$2,169,123

Thomas Meth
Phantom Units	82,805	$3,761,003	32,704	$1,485,416

William H. Schmidt, Jr.
Phantom Units	101,509	$4,610,539	43,337	$1,968,367

E. Royal Smith
Phantom Units	74,615	$3,389,013	29,964	$1,360,965

(1)The amounts in this column reflect outstanding time-based phantom unit awards, which vest as set forth in the table that follows, so long as the applicable NEO remains continuously employed by Enviva Management Company or one of our affiliates from the grant date through each vesting date. This table also reflects the number of units that were initially granted as performance-based awards, but for which the performance period ended on December 31, 2020, at which time they became time-based phantom units until the date the Compensation Committee certified performance and settled the awards in the 2021 year. See the section below titled “—Potential Payments Upon Termination or Change in Control” for a description of potential acceleration and forfeiture provisions.
(2)The amounts reflected in this column represent the market value of the common units underlying the phantom unit awards granted to the Named Executive Officers and set forth in the preceding column, computed based on the closing price of our common units on December 31, 2020, which was $45.42 per unit. The portion of the award settlement that will be allocated to us will be governed by the MSAs.
(3)The amounts in this column reflect the target number of common units issuable upon settlement of outstanding performance-based phantom unit awards granted in 2019 and 2020, which vest on the dates set forth above based on achievement of performance metrics with respect to the three-year period ending on December 31, 2021 and 2022, and the four-year period ending on December 31, 2023, respectively, so long as the applicable Named Executive Officer remains continuously employed by Enviva Management Company or one of our affiliates from the grant date through the end of each performance period. See the section below titled “—Potential Payments Upon Termination or Change in Control” for a description of potential acceleration and forfeiture provisions.

Name	Vesting Date	Number of Phantom Units to Vest
John K. Keppler	January 27, 2021	53,142
	January 31, 2021	30,367
	June 4, 2021	16,502
	January 30, 2022	48,549
	January 29, 2023	42,939
	January 29, 2024	42,939

Shai S. Even	January 27, 2021	24,547
	June 4, 2021	14,027
	January 30, 2022	18,143
	January 29, 2023	14,807
	January 29, 2024	14,807

Thomas Meth	January 27, 2021	17,906
	January 31, 2021	10,232
	June 4, 2021	16,502
	January 30, 2022	17,895
	January 29, 2023	10,135
	January 29, 2024	10,135

William H. Schmidt, Jr.	January 27, 2021	22,663
	January 31, 2021	12,950
	June 4, 2021	16,502
	January 30, 2022	21,426
	January 29, 2023	13,984
	January 29, 2024	13,984

E. Royal Smith	January 27, 2021	16,517
	January 31, 2021	9,438
	June 4, 2021	16,502
	January 30, 2022	13,468
	January 29, 2023	9,345
	January 29, 2024	9,345

UNITS VESTED IN 2020
The following table provides information on the vesting of phantom units held by the NEOs in 2020. None of the NEOs held stock options in 2020. The value realized from the vesting of phantom unit awards is equal to the closing price of our common units on the vesting date or the performance certification date for performance awards, as applicable, multiplied by the number of shares acquired. The value is calculated before payment of any applicable withholding or other income taxes. The portion of the award settlement that will be allocated to us will be governed by the MSAs.

Name	Number of Units Acquired Upon Vesting	Value Realized Upon Vesting
John K. Keppler	42,517	$1,618,399
Shai S. Even	—	—
Thomas Meth	18,079	688,173
William H. Schmidt, Jr.	22,919	872,406
E. Royal Smith	14,305	544,516
PENSION BENEFITS AND NON-QUALIFIED DEFERRED COMPENSATION
We have not maintained, and do not currently maintain, a defined benefit pension plan or a nonqualified deferred compensation plan providing for retirement benefits. Our NEOs currently participate in a 401(k) plan maintained by Enviva Management Company. The 401(k) plan permits all eligible employees, including the NEOs, to make voluntary pre‑tax contributions and/or Roth after‑tax contributions to the plan. In addition, Enviva Management Company is permitted to make discretionary matching contributions under the plan. All matching contributions made during the first three years of an individual’s employment vest under the plan following the satisfaction of an initial three‑year cliff vesting schedule; thereafter, all matching contributions vest immediately. All contributions under the plan are subject to certain annual dollar limitations, which are periodically adjusted as required by law.
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
Each of our NEOs maintains an employment agreement with Enviva Management Company. Under the employment agreements, if the applicable NEO’s employment is terminated without “cause,” by the applicable NEO for “good reason” or due to the applicable NEO’s death or “disability,” (each term as defined within the employment agreements) then so long as the applicable NEO (or, in the event of his death, his estate) executes (and does not revoke within the time provided to do so) a release in a form satisfactory to Enviva Management Company within the time period specified in such NEO’s employment agreement, such NEO will receive full vesting of outstanding awards under the LTIP (which vesting for awards that include a performance requirement (other than continued service) will be based on (i) actual performance if such termination occurs within the six-month period preceding the expiration of the performance period or (ii) target performance if such termination occurs at any other time during the performance period). In addition, the NEOs would be eligible for cash severance benefits based on a predetermined severance factor multiplied by the NEOs annualized base salary and target annual bonus amount. The NEOs would also be eligible for reimbursement from Enviva Management Company for the continuation coverage of applicable group health plans.
The employment agreements also contain certain restrictive covenants pursuant to which our NEOs have recognized an obligation to comply with, among other things, certain confidentiality covenants as well as covenants not to compete in a defined market area with Enviva Management Company (or any of its affiliates to which they have provided services or about which they have obtained confidential information) or solicit their employer’s or its affiliates’ employees, in each case, during the term of the agreement and for a period of one year thereafter.
Our estimated calculations of the LTIP award acceleration values that would be allocated to us pursuant to the MSAs in the event that the NEOs experienced an eligible employment termination event as of December 31, 2020 are as follows: Mr. Keppler, $3,795,216; Mr. Even, $1,403,115; Mr. Meth, $1,224,467; Mr. Schmidt, $1,227,548 and Mr. Smith, $3,099,788. The estimated payments are not necessarily indicative of the actual amounts such executive would have received in such circumstances, as such amounts could not be known with certainty until the applicable event occurs. Such LTIP acceleration values use the closing price of our common units on December 31, 2020, which was $45.42 per unit.
DIRECTOR COMPENSATION
For the year ended December 31, 2020, directors of our General Partner, other than Mr. Keppler, received compensation for their services on our General Partner’s board of directors and committees thereof consisting of:
•an annual retainer of $85,000,
•an additional annual retainer of $20,000 for services as the chair of the audit committee,
•an additional annual retainer of $17,500 for service as the chair of the compensation committee,

•an additional annual retainer of $15,000 for service as the chair of the health, safety, sustainability and environmental committee (the “HSSE committee”),
•payment of $2,000 each time such director attended a board meeting,
•payment of $1,750 each time such director attended an audit committee meeting, and
•payment of $1,500 each time such director attended any meeting of the compensation committee or the HSSE committee.
Additionally, for the year ended December 31, 2020, directors of our General Partner, other than Mr. Keppler and directors who are also officers or employees of Riverstone Holdings LLC or its affiliates (excluding the General Partner, the Partnership and its subsidiaries) (the “Sponsor Directors”), received an annual grant under the LTIP with a grant date fair value of approximately $115,000.
Until the earlier of (i) four years after a director other than Mr. Keppler, Mr. Lansing and the Sponsor Directors (such director, an “independent director”) is appointed to the board of directors of our General Partner or (ii) the date on which such independent director first holds an amount of our common units with an aggregate value equal to at least $250,000, one-half of all annual retainers and payments for attending board or committee meetings are paid to such independent director in the form of common units pursuant to the LTIP and the remainder is paid in cash. Each of our independent directors has met the above conditions and 100% of their annual retainers and payments for attending board or committee meetings were paid in cash. Each director is reimbursed for out-of-pocket expenses incurred in connection with attending board and committee meetings and each director will be fully indemnified by us for actions associated with serving as a director to the fullest extent permitted under Delaware law.
Prior to 2019, the Sponsor Directors did not receive compensation under our director compensation program. Compensation of the Sponsor Directors and Mr. Lansing for their service on the Board is paid directly to Riverstone/Carlyle Management LP. With respect to Mr. Ubben, his cash compensation is paid directly to Inclusive Capital Partners, L.P.
The following table provides information concerning the compensation of our directors, other than Mr. Keppler (whose compensation has been reported within the Summary Compensation Table), for the fiscal year ended December 31, 2020:

Name	Fees Earned in Cash	Unit Awards (1)	Total
John C. Bumgarner, Jr.	$195,650	$123,800	$319,450
William K. Reilly	122,500	123,800	246,300
Jeffrey W. Ubben (2)	80,250	119,428	199,678
Gary L. Whitlock	128,650	123,800	252,450
Janet S. Wong	148,650	123,800	272,450
Ralph Alexander (3)	117,000	—	117,000
Jim H. Derryberry (3)	103,000	—	103,000
Robin J. A. Duggan (3)(4)	78,750	—	78,750
Christopher B. Hunt (3)	103,000	—	103,000
Carl L. Williams (3)(5)	122,500	—	122,500
Gerrit (“Gerrity”) L. Lansing, Jr. (3)(6)	28,750	—	28,750
____________________________________________
(1)Amounts included in this column reflect the aggregate grant date fair value of phantom units (which include tandem DERs) granted to the independent directors, computed in accordance with FASB ASC Topic 718, disregarding the estimate of forfeitures, in each case pursuant to the LTIP. See Note 18, Equity-Based Awards, for additional detail regarding assumptions underlying the value of these equity awards. The grant date fair value for the phantom unit awards, except for those of Mr. Ubben, is based on the closing price of our common units on the grant date of January 29, 2020, which was $37.99 per unit. Such phantom unit awards vested in full on January 29, 2021. The grant date fair value for Mr. Ubben’s phantom unit awards is based on the closing price of our common units on the grant date of August 5, 2020, which was $40.00 per unit. Such phantom unit awards will vest in full on August 5, 2022. As of December 31, 2020, each then-current independent director held 3,028 unvested phantom units in the aggregate, other than Mr. Ubben, who held 2,875 unvested phantom units. Our directors that are not independent do not receive LTIP awards, therefore they do not hold outstanding awards as of December 31, 2020.
(2)Mr. Ubben was appointed to the Board on June 18, 2020. His cash compensation was paid to directly to Inclusive Capital Partners, L.P., although he received his LTIP grant directly.
(3)Compensation of the Sponsor Directors and Mr. Lansing for their service on the Board is paid directly to Riverstone/Carlyle Management LP.
(4)Mr. Duggan resigned from the Board on October 18, 2020.
(5)Mr. Williams resigned from the Board on February 5, 2021.
(6)Mr. Lansing was appointed to the Board on October 18, 2020.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth the beneficial ownership of common units of Enviva Partners, LP as of February 15, 2021 held by:
•beneficial owners of 5% or more of our common units;
•each director and NEO; and
•all of our directors and executive officers as a group.
Unless otherwise noted, the address for each beneficial owner listed below is 7200 Wisconsin Ave., Suite 1000, Bethesda, MD 20814.

Name of Beneficial Owner	Common Units Beneficially Owned(1)	Percentage of Common Units Beneficially Owned
Enviva Holdings, LP(2)(3)(4)	13,586,375	33.95%
Enviva Partners GP, LLC	—	—%
Inclusive Capital Partners, L.P.(5)	4,834,867	12.08%
John K. Keppler	119,952	*
Thomas Meth	49,142	*
William H. Schmidt, Jr.	49,098	*
E. Royal Smith	29,091	*
Shai S. Even	12,583	*
Ralph Alexander	—	—
John C. Bumgarner, Jr.(6)	188,858	*
Jim H. Derryberry	—	—
Christopher B. Hunt	—	—
Gerrit (“Gerrity”) L. Lansing, Jr.	—	*
William K. Reilly	34,786	*
Jeffrey W. Ubben(5)	4,834,867	12.08%
Gary L. Whitlock	23,538	*
Janet S. Wong	30,562	*
All directors and executive officers as a group (16 persons)	5,380,303	13.44%
____________________________________________
*    Less than 1% of common units outstanding.
(1)This column does not include phantom unit awards granted to our directors and officers pursuant to the LTIP.
(2)Effective July 22, 2020, R/C Wood Pellet Investment Partnership, L.P. transferred its interest in Enviva Holdings GP, LLC (“Holdings GP”) to Riverstone Enviva Holdings GP, LLC (“Riverstone Enviva Holdings”). As a result, Riverstone Enviva Holdings became the sole member of Holdings GP, which is the general partner of Enviva Holdings, LP (“Enviva Holdings”), which is the sole member of each of the Common Unit Holders (as defined below).
(3)David M. Leuschen and Pierre F. Lapeyre Jr. are the managing directors of Riverstone Management Group, L.L.C. (“Riverstone Management”), and have or share voting and investment discretion with respect to the securities beneficially owned by Riverstone Management, which is the general partner of Riverstone/Gower Mgmt Co Holdings, L.P., which is the sole member of Riverstone Holdings LLC, which is the sole member of Riverstone Echo GP, LLC, which is the general partner of Riverstone Echo Partners, L.P., which is the sole member of each of Riverstone ECF GP, LLC (“ECF GP”) and Riverstone Echo Rollover GP, LLC (“Echo Rollover GP”). ECF GP is the general partner of Riverstone Echo Continuation Holdings, L.P. (“Echo Continuation Holdings”). Echo Rollover GP is the general partner of Riverstone Echo Rollover Holdings, L.P. (“Echo Rollover Holdings”). Riverstone Enviva Holdings is managed by its members, Echo Continuation Holdings and Echo Rollover Holdings.

(4)Riverstone Enviva Holdings is the sole member of Holdings GP, which is the general partner of Enviva Holdings, which is the sole member of each of (i) Enviva MLP Holdco, which is the record holder of 7,578,921 Common Units and a 100% limited liability company interest in the general partner, and (ii) Enviva Cottondale, which owns a 100% limited liability company in Enviva Collateral PledgeCo, LLC (together with Enviva MLP Holdco, the “Common Unit Holders”) which is the record holder of 6,007,454 common units.
(5)As reported in a Schedule 13D filed with the SEC on August 4, 2020, Inclusive Capital Partners, L.P. (“In-Cap”) and Inclusive Capital Partners Spring Fund Manager, L.L.C. (“In-Cap Spring Fund Manager”), have been granted investment and voting discretion over the common units held by Inclusive Capital Partners Spring Master Fund, L.P. (f/k/a ValueAct Spring Master Fund, L.P.), a British Virgin Islands limited partnership (“In-Cap Spring Master Fund”). In-Cap acts as investment manager to In-Cap Spring Master Fund. The managing member of In-Cap Spring Fund Manager is Inclusive Capital Partners Holdco, L.P., a Delaware limited partnership (“In-Cap Holdco”). In-Cap is the general partner of In-Cap Holdco. Inclusive Capital Partners, L.L.C., a Delaware limited liability company (“In-Cap LLC”), is the general partner of In-Cap. Mr. Ubben is the controlling member of the management committee of In-Cap LLC. The address of the business office of In-Cap, In-Cap Spring Fund Manager, In-Cap Spring Master Fund, In-Cap Holdco, In-Cap LLC and Mr. Ubben is 572 Ruger Street, Suite B, San Francisco, CA 94129.
(6)Of these 188,858 common units, 165,928 are held by the Bumgarner Family Trust. Mr. Bumgarner has investment control over these units.
Equity Compensation Plan Information
The following table sets forth information with respect to the securities that may be issued under the Enviva Partners, LP Long-Term Incentive Plan (the “LTIP”) as of December 31, 2020.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(2)	Weighted- average exercise price of outstanding options, warrants and rights ($) (b)(3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(4)
Equity compensation plans approved by security holders(1)	1,815,827	n/a	124,436
Equity compensation plans not approved by security holders(2)	—	—	—
Total	1,815,827	n/a	124,436
(1)The LTIP was approved by the board of directors of our General Partner prior to the IPO.
(2)The LTIP was amended in January 2020 and January 2021 to increase the number of common units that may be issued thereunder. The amendments to the LTIP did not require shareholder approval under the rules of the NYSE.
(3)The amount in column (a) of this table reflects (i) the aggregate number of common units issuable upon settlement of outstanding time-based phantom units and (ii) the aggregate number of common units issuable upon settlement of outstanding performance-based phantom units assuming a 100% performance factor pursuant to the LTIP as of December 31, 2020. The actual number of common units that may be issued in settlement of outstanding performance-based phantom unit awards is based on a factor of between 0% and 200%.
(4)This column is not applicable because only phantom units have been granted under the LTIP and phantom units do not have an exercise price.
(5)The amount in this column reflects the total number of common units remaining available for future issuance under the LTIP as of December 31, 2020. For additional information about the LTIP and the awards granted thereunder, please read Part III, Item 11. “Executive Compensation.”

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
As of February 15, 2021, our sponsor owned 13,586,375 common units representing an approximate 34% limited partner interest in us and owns all our incentive distribution rights. In addition, our sponsor owns and controls (and appoints all the directors of) our General Partner, which maintains a non-economic general partner interest in us.
The terms of the transactions and agreements disclosed in this section were determined by and among affiliated entities and, consequently, are not the result of arm’s-length negotiations. These terms are not necessarily at least as favorable to the parties to these transactions and agreements as the terms that could have been obtained from unaffiliated third parties.
Distributions and Payments to Our General Partner and Its Affiliates
We generally make 100% of our cash distributions to our unitholders, including affiliates of our General Partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, our sponsor, or the holder of our incentive distribution rights, will be entitled to increasing percentages of the distributions, up to 50.0% of the distributions above the highest target distribution level.
Assuming we have sufficient cash available for distribution to pay the full minimum quarterly distribution on all of our outstanding common units for four quarters, our General Partner and its affiliates would receive total annual distributions of approximately $22.4 million on their common units.
Our General Partner does not receive a management fee or other compensation for its management of our partnership, but we reimburse our General Partner and its affiliates for all direct and indirect expenses they incur and payments they make on our behalf. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our General Partner by its affiliates. Under our management services agreements (“MSAs”) with Enviva Management Company, LLC, a Delaware limited liability company and wholly owned subsidiary of our sponsor (together with its affiliates that provide services to us, as applicable, “Enviva Management Company”), we are obligated to reimburse Enviva Management Company for all direct or indirect costs and expenses incurred by, or chargeable to, Enviva Management Company in connection with its provision of services necessary for the operation of our business. If the MSAs were terminated without replacement, or our General Partner or its affiliates provided services outside of the scope of the MSAs, our partnership agreement would require us to reimburse our General Partner and its affiliates for all expenses they incur and payments they make on our behalf. Our partnership agreement does not set a limit on the amount of expenses for which our General Partner and its affiliates may be reimbursed.
If our General Partner withdraws or is removed, its non-economic general partner interest will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.
If we are ever liquidated, the partners, including our General Partner, will be entitled to receive liquidating distributions according to their respective capital account balances.
Agreements with Affiliates
Greenwood Contribution Agreement and Off-Take Contracts Assignment
On July 1, 2020, we acquired from our sponsor all of the limited liability company interests in Enviva Pellets Greenwood Holdings II, LLC (“Greenwood Holdings II”), the indirect owner of Enviva Pellets Greenwood, LLC, (“Greenwood”) which owns a wood pellet production plant in Greenwood, South Carolina (the “Greenwood plant”), for a purchase price of $132.0 million, subject to certain adjustments (such transaction, the “Greenwood Drop-Down”). On July 1, 2020, we paid cash consideration of $129.7 million, net of an initial purchase price adjustment of $2.3 million. Greenwood Holdings II’s liabilities included a $40.0 million, third-party promissory note bearing interest at 2.5% per year that we assumed from our sponsor at closing. We also assumed a railcar lease agreement related to the operation of the Greenwood plant from our sponsor.
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
Payments to Riverstone for Affiliated Director Services
Beginning in 2019, we paid Riverstone/Carlyle Management LP, an affiliate of our sponsor, compensation for the services of the officers or employees of Riverstone Holdings LLC or its affiliates who serve as directors on the board of directors of our

General Partner, as well as for Mr. Lansing. During the year ended December 31, 2020, total compensation expense related to the directors was $0.6 million.
EVA-MGT Contracts
In January 2016 we entered into a contract with the Hamlet JV to supply 375,000 MTPY of wood pellets (the “EVA‑MGT Contract”) to MGT Teesside Limited’s (“MGT”) Tees Renewable Energy Plant (the “Tees REP”), which is under development. In exchange for a fee, the Partnership amended the EVA-MGT Contract to delay delivery of volumes originally scheduled for 2019 until 2020 and cancel volumes originally scheduled for 2020. The EVA-MGT contract commenced in 2020, ramps to full supply in 2021 and continues through 2034. The EVA-MGT Contract is denominated in U.S. Dollars for one shipment in 2020 and in British Pound Sterling (“GBP”) for all other shipments. On January 22, 2016, the Partnership entered into a Contingent Novation Agreement relating to the Tees REP with the Hamlet JV and MGT pursuant to which, in the event MGT terminates the MGT Contract or we notify MGT that we wish to terminate the EVA-MGT Contract, MGT may become a party to the EVA-MGT Contract in lieu of the Hamlet JV, subject to the terms thereof.
We entered into a second supply agreement (the “Second Supply Agreement”) with the Hamlet JV in connection with the acquisition of Enviva Pellets Sampson, LLC to supply an additional 95,000 MTPY of the contracted volume to the Tees REP. In connection with the Hamlet Drop-Down, on March 20, 2019 we amended the Second Supply Agreement, whereby option volumes excisable by the Hamlet JV in 2019 were added for the Hamlet JV to meet its delivery obligations under its long-term, take-or-pay off-take contract with MGT (the “MGT Contract”) existing as of the date thereof. In exchange for a fee, we further amended the Second Supply Agreement on November 22, 2019 to cancel certain volumes originally scheduled for 2020. The Secondary Supply Agreement is denominated in GBP, commences in 2021 and continues through 2034.
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
Off-take Contract
On April 9, 2015, we entered into a master biomass purchase and sale agreement with the Hamlet JV. In connection with the Hamlet Drop-Down, on March 20, 2019 we entered into a new confirmation (the “Confirmation”) thereunder pursuant to which we agreed to purchase all wood pellets produced by the Hamlet plant from commencement of operations through December 31, 2019 and all wood pellets produced by the Hamlet plant but not sold to MGT from January 1, 2020 through June 30, 2020. Additionally, during 2020 we entered into two amendments with the Hamlet JV, pursuant to which we extended the term of the Confirmation and agreed to purchase approximately 60,000 MT produced by the Hamlet plant from July 1, 2020 through August 15, 2020 and all wood pellets produced by the Hamlet plant but not sold to MGT from August 16, 2020 through December 31, 2020. During the year ended December 31, 2020, total wood pellet purchases were $67.0 million.
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
Purchase Rights Agreement
We entered into a purchase rights agreement with our sponsor pursuant to which our sponsor agreed to provide us with a right of first offer to purchase any wood pellet production plant or deep‑water marine terminal that it, its subsidiaries or any other entity that it controls, owns and proposes to sell (each, a “ROFO Asset”) for a five-year period. Pursuant to an amendment, the term of the purchase rights agreement was extended to May 2021 and will automatically renew on an annual basis unless either party provides notice of termination within 60 days prior to the end of the then-current term.
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
Management Services Agreements and Fee Waivers
EVA MSA
In April 2015, all of our employees and members of management became employed by Enviva Management Company, and we and our General Partner entered into the EVA MSA. The EVA MSA has a term of five years, which is automatically renewed unless terminated by us for cause. Enviva Management Company is also able to terminate the agreement if we fail to reimburse it for its costs and expenses allocable to us.
Pursuant to the EVA MSA, we reimburse Enviva Management Company for all direct or indirect costs and expenses incurred by, or chargeable to, Enviva Management Company in connection with the provision of the services, including salary and benefits of employees engaged in providing such services, as well as office rent, expenses and other overhead costs of Enviva Management Company. Enviva Management Company determines the amount of costs and expenses that is allocable to us.
In connection with the Hamlet Drop-Down, we and Enviva Management Company entered into an agreement pursuant to which an aggregate of approximately $13.0 million in fees that otherwise would be owed by us under the EVA MSA will be waived during the period from the closing of the Hamlet Drop-Down through the second quarter of 2020. The agreement expired pursuant to its terms on June 30, 2020.
In June 2019, we entered into an additional agreement with Enviva Management Company (the “Second EVA MSA Fee Waiver”) pursuant to which we received a $5.0 million waiver of fees under the EVA MSA through September 30, 2019 as consideration for an assignment of two shipping contracts to our sponsor to rebalance our and our sponsor’s respective shipping obligations under existing off-take contracts. During the year ended December 31, 2019, $5.0 million of fees expensed under the EVA MSA were waived and recorded as an increase to partners’ capital pursuant to the Second EVA MSA Fee Waiver.
In connection with the Greenwood Drop-Down, we and Enviva Management Company entered into an agreement pursuant to which (1) an aggregate of approximately $37.0 million in management services and other fees that otherwise would be owed by us under our management services agreement with Enviva Management Company will be waived with respect to the period from the closing of the Greenwood Drop-Down through the fourth quarter of 2021 and (2) Enviva Management Company will continue to waive certain management services and other fees during 2022 unless and until the Greenwood plant’s production volumes equal or exceed 50,000 MT in any calendar month, in each case, to provide cash flow support to us during the planned expansion of the Greenwood plant. During the year ended December 31, 2020, $18.0 million of MSA fees were waived, of which $9.9 million was included in cost of goods sold and $8.1 million was included in related-party management services fees in general and administrative expenses.
Hamlet JV MSA
Pursuant to a management services agreement between the Hamlet JV and Enviva Management Company (the “Hamlet JV MSA”), Enviva Management Company provides the Hamlet JV with operations, general administrative, management and other services. As compensation for Enviva Management Company’s services under the Hamlet JV MSA, the Company pays an annual management fee to Enviva Management Company. The Hamlet JV will reimburse Enviva Management Company for all reasonable and necessary costs and expenses (other than general and administrative costs) incurred by, or chargeable to, Enviva Management Company.
Make-Whole Agreements
Greenwood
On the date of the Greenwood Drop-Down, we entered into a make-whole agreement with our sponsor, pursuant to which our sponsor agreed to reimburse us for any construction costs incurred for the planned expansion of the Greenwood plant in excess of $28.0 million. No amounts have been reimbursed as of December 31, 2020.
Hamlet JV
In connection with the Hamlet Drop-Down, on April 2, 2019 we entered into a make-whole agreement with our sponsor, pursuant to which (1) our sponsor agreed to guarantee certain cash flows from the Hamlet plant until June 30, 2020, (2) our sponsor agreed to reimburse us for construction cost overruns in excess of budgeted capital expenditures for the Hamlet plant, subject to certain exceptions, (3) we agreed to pay to our sponsor quarterly incentive payments for any wood pellets produced by the Hamlet plant in excess of forecast production levels through June 30, 2020 and (4) our sponsor agreed to retain liability for certain claims payable, if any, by the Hamlet JV. The make-whole agreement expired pursuant to its terms on June 30, 2020. No amounts were reimbursed during the year ended December 31, 2020.
Interim Services Agreement and Guaranty
In connection with the Hamlet Drop-Down, on April 2, 2019 we entered into an interim services agreement (the “ISA”) with Enviva Hamlet Operator, LLC, a wholly owned subsidiary of our sponsor (“Hamlet Operator”) pursuant to which Hamlet Operator, as an independent contractor, agreed to manage, operate, maintain and repair the Hamlet plant and provide other services to the Hamlet JV for the period from July 1, 2019 through June 30, 2020 in exchange for a fixed fee per metric ton of wood pellets produced by the Hamlet plant during such period and delivered at place to the Wilmington terminal. Under and during the term of the ISA, Hamlet Operator agreed to (1) pay all operating and maintenance expenses at the Hamlet plant, (2) cover all reimbursable general and administrative expenses associated with the Hamlet plant and (3) pay certain other costs and expenses incurred by the Hamlet plant. Our sponsor guarantees all obligations of Hamlet Operator under the ISA. The ISA expired pursuant to its terms on June 30, 2020. During the year ended December 31, 2020, we recognized $27.9 million of expense related to the ISA.
Pursuant to the ISA, the Hamlet JV MSA was suspended during the term of the ISA, and Enviva Management Company waived the management fees payable to Enviva Management Company under the Hamlet JV MSA with respect to such period, which was approximately $2.7 million.
Hamlet JV Revolver
In connection with the Hamlet Drop-Down, on April 2, 2019, our sponsor assigned to us all of its rights and obligations under the amended and restated credit agreement, dated as of June 30, 2018, between the Hamlet JV, as borrower, and our sponsor, as lender. On April 2, 2019, we amended and restated the credit agreement to extend the maturity date of the revolving loans made to the Hamlet JV and increase our commitment as the lender to fund increases in the amount of such loans from $30.0 million to $60.0 million in order to fund capital expenditures and working capital at the Hamlet plant. As of December 31, 2020, the outstanding balance of the Hamlet JV Revolver was $52.2 million due from the Hamlet JV, which was eliminated upon consolidation.
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
Equipment Transfers
In April 2020, Enviva Pellets Northampton, LLC sold certain equipment to our sponsor for approximately $4.1 million.
Other Transactions with Related Persons
Enviva FiberCo
We purchase raw materials from Enviva FiberCo, LLC (“FiberCo”), a wholly owned subsidiary of our sponsor.
On July 1, 2019, we entered into an agreement with FiberCo pursuant to which FiberCo agreed to build specified levels of stumpage inventory and we agreed to purchase such inventory during the first and second quarter of 2020 at a fixed-price premium to the then-prevailing market price. Pursuant to such agreement, FiberCo was required to pay us fixed shortfall payments in the event that actual inventory levels fall below the specified levels as of specified dates.
Raw materials purchased during the year ended December 31, 2020 were $7.5 million. No cost of cover deficiency fees were recognized as of December 31, 2020. As of December 31, 2020, $0.3 million is included in related-party payables related to raw materials purchased from FiberCo.
Greenwood Contract
In December 2017, we entered into a master off-take contract with our sponsor (the “Sponsor Off-take Master Agreement”). In February 2018, we entered into a confirmation governed by the Sponsor Off-take Master Agreement with Greenwood. We amended such confirmation in March 2018, July 2019 and January 2020. Under the amended confirmation, we agreed to purchase the wood pellets produced by the Greenwood plant through March 2022 and have a take-or-pay obligation with respect to 550,000 MTPY of wood pellets (prorated for partial contract years) beginning in 2021 and subject to Greenwood’s option to increase or decrease the volume by 10% each contract year.
The Sponsor Off-Take Master Agreement was terminated on July 1, 2020 in connection with the Greenwood Drop-Down. As of December 31, 2020, the net purchased amount under the Greenwood contract was of $18.1 million.
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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Ernst & Young LLP (“EY”) served as our independent auditors during the years ended December 31, 2020 and 2019, respectively. The following table presents fees paid for professional audit services of our annual consolidated financial statements and for other services for the years ended December 31, 2020 and 2019.

	Year Ended December 31,
(in thousands)	2020	2019
Audit fees(1)	$2,218	$1,439
Audit related fees(2)	860	10
All other fees(3)	10	11
Total	$3,088	$1,460
____________________________________________
(1)Fees for financial statement audit and review services customary under generally accepted auditing standards or for the purpose of rendering an opinion or review on the financial statements related to the fiscal year then ended.
(2)Fees for assurance and related services traditionally performed by independent accountants, including internal control reviews, audits in which we engaged related to an acquisition and to a less-than-wholly subsidiary, and work performed in connection with a registration statement or issuance of a comfort letter.
(3)Fees for use of the EY global accounting and financial reporting research tool.
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
The audit committee approved the appointment of EY as our independent auditor to conduct the audit of our consolidated financial statements for the year ended December 31, 2020 and all of the services described above.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    Certain documents are filed as a part of this Annual Report and are incorporated by reference and found on the pages below.
1.Financial Statements—Please read Part II, Item 8. “Financial Statements and Supplementary Data—Index to Financial Statements.”
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

3.4*	Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Enviva Partners, LP, effective as of January 1, 2019 (Exhibit 3.4, Form 10-K filed February 27, 2020)
4.1
Indenture, dated as of December 9, 2019, by and among Enviva Partners, LP, Enviva Partners Finance Corp., the subsidiary guarantors party thereto, and Wilmington Trust, National Association, as trustee (incorporated by reference herein to Exhibit 4.1 to the Partnership’s Form 8-K filed on December 9, 2019, File No. 001-37363)

4.2	Form of 6.500% 2026 Notes (included in Exhibit 4.1)
4.3
Registration Rights Agreement, dated May 4, 2015, by and among Enviva Partners, LP, Enviva MLP Holdco, LLC and Enviva Cottondale Acquisition I, LLC (Exhibit 4.1, Form 8‑K filed May 4, 2015, File No. 001‑37363)

4.4	Registration Rights Agreement by and between Enviva Partners, LP and John Hancock Life Insurance Company (U.S.A.), dated April 1, 2019 (Exhibit 4.1, Form 10-Q filed August 8, 2019, File No. 001-37363)
4.5	Registration Rights Agreement, dated as of June 23, 2020, by and among Enviva Partners, LP and the Investors named therein (Exhibit 4.1, Form 8-K filed June 24, 2020, File No. 001-37363)
4.6*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Exhibit 4.7, Form 10-K filed February 27, 2020)
10.1*
Amended and Restated Purchase Rights Agreement, dated February 24, 2020, by and among Enviva Partners, LP, Enviva Partners GP, LLC and Enviva Holdings, LP (Exhibit 10.1, Form 10-K filed February 27, 2020)

10.2
Purchase Agreement, dated as of June 29, 2020, by and among Enviva Partners, LP, Enviva Partners Finance Corp., the subsidiary guarantors party thereto and Barclays Capital Inc., as representative of the initial purchasers named therein. (Exhibit 10.1, Form 8-K filed June 29, 2020, File No. 001-37363)

10.3
Common Unit Purchase Agreement, dated as of June 18, 2020, by and among Enviva Partners, LP and the Purchasers named on Schedule A therein (Exhibit 10.1, Form 8-K filed June 19, 2020, File No. 001-37363)

10.4†	Enviva Partners, LP Long‑Term Incentive Plan (Exhibit 4.3, Form S‑8 Registration Statement filed April 30, 2015, File No. 333‑203756)
10.5†
Management Services Agreement by and among Enviva Partners, LP, Enviva Partners GP, LLC, Enviva, LP, Enviva GP, LLC, the subsidiaries of Enviva, LP party thereto and Enviva Management Company, LLC, dated as of April 9, 2015 (Exhibit 10.12, Form S‑1 Registration Statement filed April 15, 2015, File No. 333‑199625)

10.6
Fourth Amendment to Credit Agreement and Second Amendment to Guarantee and Collateral Agreement, dated as of October 18, 2018, by and among Enviva Partners, LP, as Borrower, certain subsidiaries of the Borrower and Barclays Bank PLC, as Administrative Agent and Collateral Agent. (Exhibit 10.1, Form 8-K filed October 19, 2018, File No. 001-37363))

10.7
Management Services Agreement Fee Waiver, dated July 1, 2020, by and among Enviva Partners, LP, Enviva Partners GP, LLC and the other parties named therein (Exhibit 10.4, Form 10-Q filed August 6, 2020, File No. 001-37363)

10.8	Make-Whole Agreement, dated July 1, 2020, by and between Enviva Holdings, LP and Enviva, LP (Exhibit 10.5, Form 10-Q filed August 6, 2020, File No. 001-37363)
10.9	License Agreement, dated April 9, 2015, by and among Enviva Holdings, LP, Enviva Partners GP, LLC and Enviva Partners, LP (Exhibit 10.3, Form 8‑K filed May 4, 2015, File No. 001‑37363)
10.10†	Form of Phantom Unit Award Grant Notice and Award Agreement (performance‑based vesting for employees) (Exhibit 10.21, Form S‑1 Registration Statement filed April 3, 2015, File No. 333‑199625)

Exhibit Number	Exhibit
10.11†	Form of Phantom Unit Award Grant Notice and Award Agreement (time‑based vesting for employees) (Exhibit 10.20, Form S‑1 Registration Statement filed April 3, 2015, File No. 333‑199625)
10.12†
Fourth Amended and Restated Employment Agreement, effective as of December 23, 2019, between Edward R. Smith and Enviva Management Company, LLC (Exhibit 10.3, Form 8-K filed December 23, 2019, File No. 001-37363)

10.13†
Third Amended and Restated Employment Agreement, effective as of December 23, 2019, between John K. Keppler and Enviva Management Company, LLC (Exhibit 10.1, Form 8-K filed December 23, 2019, File No. 001-37363)

10.14
Management Services Agreement Fee Waiver by and among Enviva, LP, Enviva GP, LLC, Enviva Pellets Ahoskie, LLC, Enviva Pellets Amory, LLC, Enviva Pellets Northampton, LLC, Enviva Pellets Cottondale, LLC, Enviva Port of Chesapeake, LLC, Enviva Energy Services, LLC, Enviva Pellets Sampson, LLC, Enviva Pellets Southampton, LLC, Enviva Port of Panama City, LLC, Enviva Port of Wilmington, LLC and Enviva Management Company, LLC dated April 2, 2019 (Exhibit 10.3, Form 10-Q filed May 9, 2019, File No. 001-37363)

10.15	Second Amended and Restated Credit Agreement by and between Enviva Wilmington Holdings, LLC and Enviva, LP dated April 2, 2019 (Exhibit 10.4, Form 10-Q filed May 9, 2019, File No. 001-37363)
10.16
First Amendment and Issuing Bank Designation Agreement by and among the New Issuing Banks party thereto, Enviva Partners, LP and Barclays Bank plc, dated as of July 22, 2020. (Exhibit 10.1, Form 8-K filed July 24, 2020, File No. 001-37363)

10.17	Make-Whole Agreement by and between Enviva Holdings, LP and Enviva, LP dated April 2, 2019 (Exhibit 10.5, Form 10-Q filed May 9, 2019, File No. 001-37363)
10.18†*	Fourth Amended and Restated Employment Agreement by and between Enviva Management Company, LLC and John K. Keppler, dated November 24, 2020
10.19†*	Second Amended and Restated Employment Agreement by and between Enviva Management Company, LLC and Shai S. Even, dated November 24, 2020
10.20*†	Third Amended and Restated Employment Agreement by and between Enviva Management Company, LLC and Thomas Meth, dated November 24, 2020
10.21*†	Fourth Amended and Restated Employment Agreement by and between Enviva Management Company, LLC and William H. Schmidt, Jr., dated November 24, 2020
10.22*†	Fifth Amended and Restated Employment Agreement by and between Enviva Management Company, LLC and E. Royal Smith dated November 24, 2020
10.23*†	Transaction bonus letter by and between Enviva Partners, LP and John K. Keppler, dated June 18, 2020
10.24*†	Transaction bonus letter by and between Enviva Partners, LP and Shai S. Even, dated June 18, 2020
10.25*†	Transaction bonus letter by and between Enviva Partners, LP and Thomas Meth, dated June 18, 2020
10.26*†	Transaction bonus letter by and between Enviva Partners, LP and William H. Schmidt, Jr., dated June 18, 2020
10.27†	First Amendment to Enviva Partners, LP Long-Term Incentive Plan (Exhibit 10.1, Form 8-K filed February 3, 2020, File No. 001-37363)
10.28†	Second Amendment to Enviva Partners, LP Long-Term Incentive Plan (Exhibit 10.1, form 8-K filed January 29, 2021, File No. 001-37363)
10.29*†	Form of Phantom Unit Award Grant Notice and Award Agreement (performance-based vesting for employees) (Exhibit 10.21, Form 10-K filed February 27, 2020)
10.30*†	Form of Phantom Unit Award Grant Notice and Award Agreement (time-based vesting for employees) (Exhibit 10.22, Form 10-K filed February 27, 2020)
10.31*†	Form of Phantom Unit Award Grant Notice and Award Agreement (non-employee directors) (Exhibit 10.23, Form 10-K filed February 27, 2020)
10.32*†	Global Amendment to Phantom Unit Award Grant Notices and Agreements (Exhibit 10.25, Form 10-K filed February 27, 2020)
16.1	Letter from KPMG LLP dated July 12, 2019 (incorporated by reference to Exhibit 16.1 of Registrant’s Current Report on Form 8-K filed on July 12, 2019)
21.1*	List of Subsidiaries of Enviva Partners, LP
23.1*	Consent of KPMG LLP relating to the financial statements of Enviva Partners, LP for the year ended December 31, 2018
23.2*	Consent of Ernst & Young LLP relating to the financial statements of Enviva Partners, LP for the year ended December 31, 2020.
24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10‑K)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

Exhibit Number	Exhibit
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101	The following financial information from Enviva Partners, LP’s Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Partners’ Capital, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)
____________________________________________
*    Filed herewith.
**    Furnished herewith.
†    Management Contract or Compensatory Plan or Arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ENVIVA PARTNERS, LP

	By:	Enviva Partners GP, LLC, as its sole general partner

Date: February 25, 2021	By:	/s/ JOHN K. KEPPLER
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

Name	Title	Date

/s/ JOHN K. KEPPLER	Chairman, President and Chief Executive Officer	February 25, 2021
John K. Keppler	(Principal Executive Officer)

/s/ SHAI S. EVEN	Executive Vice President and Chief Financial Officer	February 25, 2021
Shai S. Even	(Principal Accounting Officer and Principal Financial Officer)

/s/ RALPH ALEXANDER	Director	February 25, 2021
Ralph Alexander

/s/ JOHN C. BUMGARNER, JR.	Director	February 25, 2021
John C. Bumgarner, Jr.

/s/ JIM H. DERRYBERRY	Director	February 25, 2021
Jim H. Derryberry

/s/ CHRISTOPHER B. HUNT	Director	February 25, 2021
Christopher B. Hunt

/s/ GERRIT L. LANSING, JR.	Director	February 25, 2021
Gerrit L. Lansing, Jr.

/s/ WILLIAM K. REILLY	Director	February 25, 2021
William K. Reilly

/s/ JEFFREY W. UBBEN	Director	February 25, 2021
Jeffrey W. Ubben

/s/ GARY L. WHITLOCK	Director	February 25, 2021
Gary L. Whitlock

/s/ JANET S. WONG	Director	February 25, 2021
Janet S. Wong