Form 10-Q
period 2021-03-31
Enviva Partners, LP
filed 2021-04-29
CIK 1592057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission file number 001-37363

Enviva Partners, LP
(Exact name of registrant as specified in its charter)

Delaware	46-4097730
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

7272 Wisconsin Ave.	Suite 1800	Bethesda,	MD	20814
(Address of principal executive offices)				(Zip code)

(301)	657-5560
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Units	EVA	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of April 23, 2021, 40,026,133 common units were outstanding.

ENVIVA PARTNERS, LP
QUARTERLY REPORT ON FORM 10‑Q
i

CAUTIONARY STATEMENT REGARDING FORWARD‑LOOKING STATEMENTS
Certain statements and information in this Quarterly Report on Form 10‑Q (this “Quarterly Report”) may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward‑looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. Although management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:
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
Please read the risks described in our Annual Report on Form 10-K for the year ended December 31, 2020 and the risk factors included herein in Item 1A. Risk Factors. All forward-looking statements in this Quarterly Report are expressly qualified in their entirety by the foregoing cautionary statements.
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
ramp: increasing production or throughput capacity for a period of time following the startup of a plant or terminal or completion of a project.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
ENVIVA PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except number of units)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,388	$10,004
Accounts receivable	83,257	124,212
Related-party receivables, net	—	2,414
Inventories	59,947	42,364
Prepaid expenses and other current assets	15,028	16,457
Total current assets	161,620	195,451
Property, plant and equipment, net	1,090,489	1,071,819
Operating lease right-of-use assets	50,509	51,434
Goodwill	99,660	99,660
Other long-term assets	9,629	11,248
Total assets	$1,411,907	$1,429,612
Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$28,540	$15,208
Related-party payables, net	10,986	—
Accrued and other current liabilities	79,637	108,976
Current portion of interest payable	11,706	24,642
Current portion of long-term debt and finance lease obligations	12,446	13,328
Total current liabilities	143,315	162,154
Long-term debt and finance lease obligations	955,347	912,721
Long-term operating lease liabilities	49,277	50,074
Deferred tax liabilities, net	13,199	13,217
Other long-term liabilities	13,011	15,419
Total liabilities	1,174,149	1,153,585
Commitments and contingencies
Partners’ capital:
Limited partners:
Common unitholders—public (26,439,758 and 26,209,862 units issued and outstanding at March 31, 2021 and December 31, 2020, respectively)	397,207	424,825
Common unitholder—sponsor (13,586,375 units issued and outstanding at March 31, 2021 and December 31, 2020)	27,948	41,816
General partner (1) (no outstanding units)	(139,615)	(142,404)
Accumulated other comprehensive loss	(4)	(18)
Total Enviva Partners, LP partners’ capital	285,536	324,219
Noncontrolling interests	(47,778)	(48,192)
Total partners’ capital	237,758	276,027
Total liabilities and partners’ capital	$1,411,907	$1,429,612
(1) Includes incentive distribution rights

See accompanying notes to condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per unit amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Product sales	$224,530	$197,853
Other revenue (1)	16,514	6,624
Net revenue	241,044	204,477
Cost of goods sold (1)	196,639	162,618
Loss on disposal of assets	1,644	912
Depreciation and amortization	20,452	13,640
Total cost of goods sold	218,735	177,170
Gross margin	22,309	27,307
General and administrative expenses	2,500	1,763
Related-party management services agreement fee	8,770	7,689
Total general and administrative expenses	11,270	9,452
Income from operations	11,039	17,855
Other (expense) income:
Interest expense	(12,632)	(10,394)
Other income, net	111	172
Total other expense, net	(12,521)	(10,222)
Net (loss) income before income tax benefit	(1,482)	7,633
Income tax benefit	(17)	—
Net (loss) income	(1,465)	7,633
Less net income attributable to noncontrolling interest	25	—
Net (loss) income attributable to Enviva Partners, LP	$(1,490)	$7,633
Net (loss) income per limited partner common unit:
Basic	$(0.27)	$0.10
Diluted	$(0.27)	$0.09
Weighted-average number of limited partner common units outstanding:
Common—basic	39,933	33,551
Common—diluted	39,933	35,436

Distributions declared per limited partner unit	$0.7850	$0.6800

(1) See Note 11, Related-Party Transactions
See accompanying notes to condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss) Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net (loss) income	$(1,465)	$7,633
Other comprehensive income (loss), net of tax of $0:
Reclassification of net gains on cash flow hedges realized into net income	—	(20)
Currency translation adjustment	14	3
Total other comprehensive income (loss)	14	(17)
Total comprehensive (loss) income	(1,451)	7,616
Less comprehensive income attributable to noncontrolling interest	25	—
Comprehensive (loss) income attributable to Enviva Partners, LP partners	$(1,476)	$7,616
See accompanying notes to condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Partners’ Capital
(In thousands)
(Unaudited)

		Limited Partners’ Capital
	General Partner Interest (1)	Common Units— Public		Common Units— Sponsor		Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Partners Capital
		Units	Amount	Units	Amount
Partners' capital December 31, 2020	$(142,404)	26,210	$424,825	13,586	$41,816	$(18)	$(48,192)	$276,027
Distributions to unitholders, distribution equivalent and incentive distribution rights	(8,120)	—	(22,238)	—	(10,598)	—	—	(40,956)
Payments for withholding tax and number of units issued associated with Long-Term Incentive Plan vesting	(6,352)	230	(1,724)	—	—	—	—	(8,076)
Issuance of common units, net	—	—	28	—	—	—	—	28
Non-cash Management Services Agreement expenses	9,141	—	2,656	—	—	—	—	11,797
Other comprehensive income	—	—	—	—	—	14	—	14
Contribution of assets	—	—	—	—	—	—	389	389
Net income (loss)	8,120	—	(6,340)	—	(3,270)	—	25	(1,465)
Partners' capital, March 31, 2021	$(139,615)	26,440	$397,207	13,586	$27,948	$(4)	$(47,778)	$237,758
(1) Includes incentive distribution rights.

		Limited Partners’ Capital
	General Partner Interest (1)	Common Units— Public		Common Units— Sponsor		Accumulated Other Comprehensive Income	Non-controlling Interest	Total Partners’ Capital
		Units	Amount	Units	Amount
Partners' capital December 31, 2019	$(101,739)	19,870	$300,184	13,586	$82,300	$23	$(48,192)	$232,576
Distributions to unitholders, distribution equivalent and incentive distribution rights	(3,289)	—	(14,798)	—	(9,172)	—	—	(27,259)
Payments for withholding tax and number of units issued associated with Long-Term Incentive Plan vesting	(3,356)	149	(371)	—	—	—	—	(3,727)
Non-cash Management Services Agreement expenses	3,484	—	2,158	—	—	—	—	5,642
Other comprehensive loss	—	—	—	—	—	(17)	—	(17)
Net income	3,289	—	2,585	—	1,759	—	—	7,633
Partners' capital, March 31, 2020	$(101,611)	20,019	$289,758	13,586	$74,887	$6	$(48,192)	$214,848
(1) Includes incentive distribution rights.

See accompanying notes to condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(1,465)	$7,633
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	20,882	13,965
MSA Fee Waivers	8,723	3,186
Amortization of debt issuance costs, debt premium and original issue discounts	1,753	407
Loss on disposal of assets	1,644	912
Unit-based compensation	2,656	2,158
Fair value changes in derivatives	166	(5,829)
Unrealized gains (losses) on foreign currency transactions, net	119	(35)
Change in operating assets and liabilities:
Accounts and insurance receivables	42,568	(7,604)
Related-party receivables	14,041	—
Prepaid expenses and other current and long-term assets	(124)	113
Inventories	(17,636)	(7,847)
Derivatives	1,033	(883)
Accounts payable, accrued liabilities and other current liabilities	(20,838)	9,526
Related-party payables	—	5,281
Deferred revenue	(4,818)	(2,257)
Accrued interest	(8,911)	9,751
Operating lease liabilities	(1,619)	(1,021)
Other long-term liabilities	(461)	448
Net cash provided by operating activities	37,713	27,904
Cash flows from investing activities:
Purchases of property, plant and equipment	(37,142)	(25,691)
Other	—	(3,769)
Net cash used in investing activities	(37,142)	(29,460)
Cash flows from financing activities:
Proceeds from senior secured revolving credit facility	46,000	70,000
Principal payments on other long-term debt and finance lease obligations	(4,029)	(903)
Cash paid related to debt issuance costs and deferred offering costs	—	(985)
Distributions to unitholders, distribution equivalent rights and incentive distribution rights holder	(41,082)	(26,571)
Payment for withholding tax associated with Long-Term Incentive Plan vesting	(8,076)	(3,727)
Payments in relation to the Hamlet Drop-Down	—	(40,000)
Net cash used in financing activities	(7,187)	(2,186)
Net decrease in cash, cash equivalents and restricted cash	(6,616)	(3,742)
Cash, cash equivalents and restricted cash, beginning of period	10,004	9,053
Cash, cash equivalents and restricted cash, end of period	$3,388	$5,311
See accompanying notes to condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Non-cash investing and financing activities:
Property, plant and equipment acquired included in accounts payable and accrued liabilities	$3,742	$19,435
Supplemental information:
Interest paid, net of capitalized interest	$23,934	$723
See accompanying notes to condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)

(1) Description of Business and Basis of Presentation
Description of Business
Enviva Partners, LP (together with its subsidiaries, “we,” “us,” “our,” or the “Partnership”) supplies utility-grade wood pellets primarily to major power generators under long-term, take-or-pay off-take contracts. We procure wood fiber and process it into utility-grade wood pellets and load the finished wood pellets into railcars, trucks and barges for transportation to deep-water marine terminals, where they are received, stored and ultimately loaded onto oceangoing vessels for delivery under long-term, take-or-pay off-take contracts to our customers in the United Kingdom (the “U.K.”), Europe and increasingly Japan.
We own and operate nine industrial-scale wood pellet production plants located in the Southeast United States. In addition to the volumes from our plants, we also procure wood pellets from third parties. Wood pellets are exported from our wholly owned deep-water marine terminals at the Port of Chesapeake, Virginia and terminal assets at the Port of Wilmington, North Carolina (the “Wilmington terminal”) and from third-party deep-water marine terminals in Mobile, Alabama, Panama City, Florida and Savannah, Georgia under a short-term contract, a long-term contract and a lease and associated terminal services agreement, respectively.
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
The unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2020.
Enviva Pellets Greenwood
On July 1, 2020, we acquired from our sponsor all of the limited liability company interests in Enviva Pellets Greenwood Holdings II, LLC, the indirect owner of Enviva Pellets Greenwood, LLC (“Greenwood”), which owns a wood pellet production plant located in Greenwood, South Carolina (the “Greenwood plant” and such transaction, the “Greenwood Drop-Down”). The Greenwood Drop-Down was an asset acquisition between entities under common control and accounted for on the carryover basis of accounting. Accordingly, we recorded net assets of $67.8 million as of July 31, 2020 to reflect the Greenwood Drop-Down.
Georgia Biomass Holding LLC
On July 31, 2020, Enviva Pellets Waycross Holdings, LLC, a wholly owned subsidiary of the Partnership, acquired all of the limited liability company interests in Georgia Biomass Holding LLC, a Georgia limited liability company (“Georgia Biomass” and such transaction, the “Georgia Biomass Acquisition”) and the indirect owner of a wood pellet production plant located in Waycross, Georgia (the “Waycross plant”). In August 2020, Georgia Biomass converted to a limited liability company organized under the laws of the State of Delaware under the name Enviva Pellets Waycross Holdings Sub, LLC. The Georgia Biomass Acquisition was recorded as a business combination and accounted for using the acquisition method. Assets acquired and liabilities assumed were recognized at fair value on the acquisition date of July 31, 2020, and the difference between the consideration transferred, excluding acquisition-related costs, and the fair values of the assets acquired and liabilities assumed was recognized as goodwill. Accordingly, we recorded net identifiable assets acquired and liabilities assumed of $150.0 million and goodwill of $14.0 million as of July 31, 2020 to reflect the Georgia Biomass Acquisition.

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
(2) Significant Accounting Policies
During interim periods, we follow the accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.
Recently Adopted Accounting Standards
On January 1, 2021, we adopted ASU 2019-12-Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The adoption did not have a material impact on the financial statements.
Recently Issued Accounting Standards not yet Adopted
Currently, there are no recently issued accounting standards not yet adopted by us that we expect to be reasonably likely to materially impact our financial position, results of operations or cash flows.
(3) Revenue
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
Performance Obligations
As of March 31, 2021, the aggregate amount of consideration from contracts with customers allocated to the performance obligations that were unsatisfied or partially satisfied was approximately $14.1 billion. This amount excludes forward prices related to variable consideration including inflation, foreign currency and commodity prices. Also, this amount excludes the effects of the related foreign currency derivative contracts as they do not represent contracts with customers. As of April 1, 2021, we expect to recognize approximately 5.0% of our remaining performance obligations as revenue during the remainder of 2021, an additional 9.0% in 2022 and the balance thereafter. Our off-take contracts expire at various times through 2043 and our terminal services contract expires in 2021.
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
Variable consideration from our terminal services contract arises from price increases based on agreed inflation indices and from above-minimum throughput quantities or services. There was no variable consideration from our terminal services contract for the three months ended March 31, 2021 and 2020.
For the three months ended March 31, 2021 and 2020, we recognized $0.4 million and $0.2 million, respectively, of product sales revenue related to performance obligations satisfied in previous periods.
Contract Balances
Accounts receivable related to product sales as of March 31, 2021 and December 31, 2020 were $77.1 million and $108.5 million, respectively. Of these amounts, $59.2 million and $95.0 million, as of March 31, 2021 and December 31, 2020, respectively, related to amounts that were not yet billable under our contracts with customers pending finalization of prerequisite billing documentation. The amounts that had not been billed are billed upon receipt of prerequisite billing documentation, where substantially all is typically billed one to two weeks after full loading of the vessel and where the remaining balance is typically billed one to two weeks after discharge of the vessel.
As of March 31, 2021 and December 31, 2020, we had $0.1 million and $4.9 million, respectively of deferred revenue for future performance obligations under contracts associated with off-take contracts.
Other
Accrued and other current liabilities included approximately $23.4 million and $50.6 million at March 31, 2021 and December 31, 2020, respectively, for amounts associated with our product sales.
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
Our current product sales are primarily to industrial customers located in the U.K., Denmark, Belgium and the Netherlands. Product sales to third-party customers that accounted for 10% or a greater share of consolidated product sales were as follows:

	Three Months Ended March 31,
	2021	2020
Customer A	29%	35%
Customer C	16%	24%
Customer D	19%	15%
Customer E	16%	6%
(5) Inventories
Inventories consisted of the following as of:

	March 31, 2021	December 31, 2020
Raw materials and work-in-process	$15,416	$12,500
Consumable tooling	20,912	21,855
Finished goods	23,619	8,009
Total inventories	$59,947	$42,364

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

(6) Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following as of:

	March 31, 2021	December 31, 2020
Land	$22,570	$22,611
Land improvements	61,276	60,110
Buildings	321,675	316,706
Machinery and equipment	796,308	799,881
Vehicles	3,118	3,105
Furniture and office equipment	8,326	8,202
Leasehold improvements	1,029	1,029
Property, plant and equipment	1,214,302	1,211,644
Less accumulated depreciation	(316,593)	(295,921)
Property, plant and equipment, net	897,709	915,723
Construction in progress	192,780	156,096
Total property, plant and equipment, net	$1,090,489	$1,071,819
Accrued amounts for property, plant and equipment and construction in progress included in accrued and other current liabilities were $12.7 million and $10.8 million at March 31, 2021 and December 31, 2020, respectively.
Total depreciation expense was $21.0 million and $14.0 million for the three months ended March 31, 2021 and 2020, respectively. Total interest capitalized related to construction in progress was $2.1 million and $1.1 million for the three months ended March 31, 2021 and 2020, respectively.
(7) Derivative Instruments
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
We have entered and may continue to enter into foreign currency forward contracts, purchased option contracts or other instruments to partially manage this risk. In 2020, we entered into pay-fixed, receive-variable interest rate swaps that expire in September 2021 and October 2021 to hedge interest rate risk associated with our variable rate borrowings under our senior secured revolving credit facility that are not designated and accounted for as cash flow hedges.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

Derivative instruments are classified as Level 2 assets or liabilities based on inputs such as spot and forward benchmark interest rates (such as LIBOR) and foreign exchange rates. The fair value of derivative instruments at March 31, 2021 and December 31, 2020 were as follows:

		Asset (Liability)
	Balance Sheet Classification	March 31, 2021	December 31, 2020
Not designated as hedging instruments:
Interest rate swaps	Accrued and other current liabilities	$(84)	$(119)

Foreign currency exchange contracts:
	Prepaid and other current assets	$545	$308
	Other long-term assets	665	924
	Accrued and other current liabilities	(3,302)	(2,224)
	Other long-term liabilities	(3,568)	(3,508)
Total derivatives not designated as hedging instruments		$(5,744)	$(4,619)
Unrealized losses related to the change in fair market value of interest rate swaps are recorded in interest expense and were $0.1 million and insignificant, respectively, for the three months ended March 31, 2021 and 2020.
During the three months ended March 31, 2021 and 2020, product sales included net unrealized losses of $1.2 million and net unrealized gains of $6.8 million, respectively, related to the change in fair market value of foreign currency derivatives.
Included in product sales on the condensed consolidated statements of operations are realized losses related to foreign currency derivatives settled of $1.0 million during the three months ended March 31, 2021 and realized gains of $0.2 million during the three months ended March 31, 2020.
We enter into master netting arrangements designed to permit net settlement of derivative transactions among the respective counterparties. If we had settled all transactions with our respective counterparties at March 31, 2021, we would have had to pay a net settlement termination payment of $5.9 million, which differs by $0.2 million from the recorded fair value of the derivatives. We present our derivative assets and liabilities at their gross fair values.
The notional amounts of outstanding derivative instruments associated with outstanding or unsettled derivative instruments as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021	December 31, 2020
Foreign exchange forward contracts in GBP	£178,839	£143,565
Foreign exchange purchased option contracts in GBP	£30,621	£51,601
Foreign exchange forward contracts in EUR	€24,503	€12,968
Interest rate swaps	$70,000	$70,000
(8) Fair Value Measurements
The amounts reported in the condensed consolidated balance sheets as cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, related-party receivables, net, accounts payable, related-party payables, net, and accrued and other current liabilities approximate fair value because of the short-term nature of these instruments.
Derivative instruments and long-term debt including the current portion are classified as Level 2 instruments. Derivatives are classified as Level 2 as they are fair valued using inputs that are observable in active markets such as benchmark interest rates and foreign exchange rates (see Note 7, Derivative Instruments). The fair value of our 2026 Notes was determined based on observable market prices in an active market and was categorized as Level 2 in the fair value hierarchy. The fair value of our Seller Note is classified as Level 2 and is estimated on discounted cash flow analyses based on observable inputs in active markets for debt with similar terms and remaining maturities. The carrying amount of other long-term debt, which is primarily composed of the senior secured revolving credit facility that resets based on a market rate, approximates fair value.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

The carrying amount and estimated fair value of long-term debt as of March 31, 2021 and December 31, 2020 was as follows:

	March 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2026 Notes	$747,004	$788,437	$746,875	$796,875
Seller Note	35,421	37,376	37,571	40,405
Other long-term debt	168,000	168,000	122,000	122,000
Total long-term debt	$950,425	$993,813	$906,446	$959,280
(9) Intangibles
Intangible assets (liabilities) consisted of the following as of March 31, 2021:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Favorable customer contracts	$6,200	$(5,606)	$594
Assembled workforce	1,856	(1,368)	488
Unfavorable customer contract	(600)	91	(509)
Unfavorable shipping contract	(6,300)	775	(5,525)
Total intangible liabilities, net	$1,156	$(6,108)	$(4,952)

(10) Long-Term Debt and Finance Lease Obligations
Long-term debt and finance lease obligations at carrying value are composed of the following as of:

	March 31, 2021	December 31, 2020
2026 Notes, net of unamortized discount, premium and debt issuance of $3.0 million and $3.1 million as of March 31, 2021 and December 31, 2020, respectively	$747,004	$746,875
Senior secured revolving credit facility	166,000	120,000
Seller Note, net of unamortized discount of $2.1 million and $2.4 million as of March 31, 2021 and December 31, 2020, respectively	35,421	37,571
Other loans	2,000	2,000
Finance leases	17,368	19,603
Total long-term debt and finance lease obligations	967,793	926,049
Less current portion of long-term debt and finance lease obligations	(12,446)	(13,328)
Long-term debt and finance lease obligations, excluding current installments	$955,347	$912,721
2026 Notes
As of March 31, 2021 and December 31, 2020, we were in compliance with the covenants and restrictions associated with, and no events of default existed under, the indenture dated as of December 9, 2019 governing the 2026 Notes. The 2026 Notes are guaranteed jointly and severally on a senior unsecured basis by our existing subsidiaries (excluding Enviva Partners Finance Corp.) that guarantee certain of our indebtedness and may be guaranteed by certain future restricted subsidiaries.
Senior Secured Revolving Credit Facility
As of March 31, 2021 and December 31, 2020, we were in compliance with the covenants and restrictions associated with, and no events of default existed under, our senior secured revolving credit facility. Our obligations under the senior secured

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

revolving credit facility are guaranteed by certain of our subsidiaries and secured by liens on substantially all of our assets; however, the senior secured revolving credit facility is not guaranteed by the Hamlet JV or secured by liens on its assets.
At March 31, 2021 and December 31, 2020, we had a letter of credit outstanding under our senior secured revolving credit facility of $0.3 million.
(11) Related-Party Transactions
Related-party amounts included on the unaudited condensed consolidated statements of operations were as follows:

	Three Months Ended March 31,
	2021	2020
Other revenue	$—	$606
Cost of goods sold	30,442	33,617
General and administrative expenses	8,770	7,689
Management Services Agreements
Enviva Partners, LP and the Hamlet JV are each parties to separate management services agreements (“MSA” or “MSAs”) with Enviva Management Company, LLC, a Delaware limited liability company and wholly owned subsidiary of our sponsor (together with its affiliates that provide services to us, as applicable, “Enviva Management Company”). Enviva Management Company provides us with operations, general administrative, management and other services. The MSAs include rent and related amounts for noncancelable operating leases for office space in Maryland and North Carolina held by our sponsor. We believe the costs allocated to us have been made on a reasonable basis and are the best estimate of the costs that we would have incurred on a stand-alone basis.
Enviva Partners reimburses Enviva Management Company for all direct or indirect internal or third-party expenses it incurs in connection with the provision of such services.
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
Related-party amounts included on the unaudited condensed consolidated balance sheets under our MSAs were as follows:

	March 31, 2021	December 31, 2020
Finished goods inventory	$3,301	$907
Related-party payables	8,419	8,650
Related-party amounts included on the unaudited condensed consolidated statements of operations under our MSAs were as follows:

	Three Months Ended March 31,
	2021	2020
Cost of goods sold	$24,301	$13,260
General and administrative expenses	8,770	7,689
During the three months ended March 31, 2021 and 2020, $0.7 million of fees expensed under the Hamlet JV MSA were waived and recorded as an increase to partners’ capital.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

Drop-Down Agreements
Greenwood Drop-Down
On the date of the Greenwood Drop-Down:
•We entered into an agreement with our sponsor, pursuant to which our sponsor agreed to reimburse us for any construction costs incurred for the planned expansion of the Greenwood plant in excess of $28.0 million (the “Greenwood Make-Whole Agreement”).
•We entered into an agreement with Enviva Management Company pursuant to which (1) Enviva Management Company waived our obligation to pay an aggregate of approximately $37.0 million in management services and other fees payable under our management services agreement with Enviva Management Company for the period from July 1, 2020 through the fourth quarter of 2021 and (2) Enviva Management Company will waive our obligation to pay certain management services and other fees during 2022 unless and until the Greenwood plant’s production volumes equal or exceed 50,000 metric tons (“MT”) in any calendar month, in each case, to provide cash flow support to us during the planned expansion of the Greenwood plant (the “Third EVA MSA Fee Waiver”).
Pursuant to the Third EVA MSA Fee Waiver, during the three months ended March 31, 2021, $8.0 million was recorded as an increase to partners’ capital consisting of expenses waived under the agreement.
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
The Hamlet Make-Whole Agreement, First EVA MSA Fee Waiver and ISA expired pursuant to their terms on June 30, 2020. For the three months ended March 31, 2020, $2.5 million of fees expensed under the Hamlet JV MSA and waived under the First EVA MSA Fee Waiver were recorded as an increase to partners’ capital. For the three months ended March 31, 2020, cost of goods sold included $10.6 million net of a cost of cover deficiency fee from our sponsor pursuant to the Hamlet Make-Whole Agreement as a result of Hamlet Operator’s failure to meet specified production levels, offset by the agreed-upon price due to Hamlet Operator for the wood pellets produced by the Hamlet plant that we sold. As of March 31, 2021 and December 31, 2020, related-party receivables included $0.4 million and $12.3 million related to the ISA.
Greenwood Contract
We were party to a contract with Greenwood to purchase wood pellets produced by the Greenwood plant through March 2022 (the “Greenwood Contract”). The Greenwood Contract was terminated on the date of the Greenwood Drop-Down. During

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

the three months ended March 31, 2020, we purchased $9.9 million of wood pellets from Greenwood and recorded a cost of cover deficiency fee of approximately $0.4 million as Greenwood was unable to satisfy certain commitments. As of March 31, 2020, of the net purchased amount of $9.5 million related to the Greenwood contract, $8.4 million was included in cost of goods sold and $1.1 million was included in finished goods inventory.
Holdings TSA
Prior to its termination on the date of the Greenwood Drop-Down, we were party to a long-term terminal services agreement with our sponsor (the “Holdings TSA”). The Holdings TSA was amended and assigned to Greenwood and provided for deficiency payments if quarterly minimum throughput requirements were not met. During the three months ended March 31, 2020, we recorded $0.6 million of deficiency fees from Greenwood, which was included in other revenue.
Enviva FiberCo, LLC
We purchase raw materials from Enviva FiberCo, LLC (“FiberCo”), a wholly owned subsidiary of our sponsor, including through a wood supply agreement that provided for deficiency fees in the event FiberCo did not satisfy certain volume commitments. Purchased raw materials net of cost of cover deficiency fees are included in cost of goods sold. Raw materials purchased during the three months ended March 31, 2021 were $6.0 million. No cost of cover deficiency fees were recognized during the three months ended March 31, 2021. During the three months ended March 31, 2020, included in cost of goods sold was $1.4 million of raw materials purchased. As of March 31, 2021, related-party payables of $0.8 million is included in related-party payables related to raw materials purchased from FiberCo. At December 31, 2020, related-party payables included $0.3 million related to raw materials purchased from FiberCo.
Hamlet JV Revolver
As of March 31, 2021 and December 31, 2020, the Hamlet JV had a revolver outstanding balance to Enviva, LP, of $43.9 million and $41.7 million, respectively, both of which were eliminated upon consolidation.
Railcar Subleases
Effective February 2021, we agreed to sublease certain railcars from Enviva Pellets Lucedale, LLC, a wholly owned subsidiary of our sponsor. The sublease agreements terminate no later than August 30, 2021. During the three months ended March 31, 2021, cost of goods sold includes expense related to the railcar subleases and railcar deliveries of $0.1 million. At March 31, 2021, we had $0.1 million included in related-party payables.
(12) Income Taxes
As of March 31, 2021, the only periods subject to examination for U.S. federal and state income tax returns are 2017 through 2019. We believe our income tax filing positions, including our status as a pass-through entity, would be sustained on audit and do not anticipate any adjustments that would result in a material change to our condensed consolidated balance sheet. Therefore, no reserves for uncertain tax positions or interest and penalties have been recorded.
Our condensed consolidated statements of operations for the three months ended March 31, 2021 included an insignificant income tax benefit. For the three months ended March 31, 2020, no provision for income tax was recorded in the condensed consolidated financial statements.
(13) Partners’ Capital
Allocations of Net Income (Loss)
Our partnership agreement contains provisions for the allocation of net income and loss to our unitholders and Enviva Partners GP, LLC (the “General Partner”), a wholly owned subsidiary of our sponsor. For purposes of maintaining partner capital accounts, the partnership agreement specifies that items of income and loss shall be allocated among the partners of the Partnership in accordance with their respective percentage ownership interest. Such allocations are made after giving effect, if any, to priority income allocations in an amount equal to incentive cash distributions, which are allocated 100% to the holder of our incentive distribution rights (“IDRs”).
Prior to the Hamlet Drop-Down, John Hancock had received all of its capital contributions and substantially all of its preference amount and the historical net losses of the Hamlet JV had been allocated to the members of the Hamlet JV in

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

proportion to their unreturned capital contributions; consequently, the balance of members’ capital attributable to John Hancock was negative at the time of the Hamlet Drop-Down. We have not received full repayment of revolving borrowings from the Hamlet JV pursuant to the Hamlet JV Revolver or its capital contributions and full preference amount as of March 31, 2021; as a result, none of the earnings of the Hamlet JV have been allocated to John Hancock following the Hamlet Drop-Down and no change has been recognized to the negative noncontrolling interest balance attributable to John Hancock that we acquired.
Incentive Distribution Rights
IDRs represent the right to receive increasing percentages (from 15.0% to 50.0%) of quarterly distributions from operating surplus after we achieve distributions in amounts exceeding specified target distribution levels. Our sponsor currently holds 100% of our IDRs through its wholly owned subsidiary Enviva MLP Holdco, LLC. Prior to 2021, the IDRs were held by the General Partner, a wholly owned subsidiary of our sponsor.
Cash Distributions to Unitholders
Distributions that have been paid or declared related to the reporting period are considered in the determination of earnings per unit. The following table details the cash distribution paid or declared (in millions, except per unit amounts):

Quarter Ended	Declaration Date	Record Date	Payment Date	Distribution Per Unit	Total Cash Distribution	Total Payment to holder of Incentive Distribution Rights
March 31, 2020	April 29, 2020	May 15, 2020	May 29, 2020	$0.6800	$22.9	$3.5
June 30, 2020	August 5, 2020	August 14, 2020	August 28, 2020	$0.7650	$30.4	$7.5
September 30, 2020	October 30, 2020	November 13, 2020	November 27, 2020	$0.7750	$30.8	$7.9
December 31, 2020	January 29, 2021	February 15, 2021	February 26, 2021	$0.7800	$31.2	$8.1
March 31, 2021	April 28, 2021	May 14, 2021	May 28, 2021	$0.7850	$31.4	$8.3
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
(14) Equity-Based Awards
Long-Term Incentive Plan
The following table summarizes information regarding phantom unit awards (the “Affiliate Grants”) under the Enviva Partners, LP Long-Term Incentive Plan (“LTIP”) to employees of Enviva Management Company and its affiliates who provide services to us:

	Time-Based Phantom Units		Performance-Based Phantom Units		Total Affiliate Grant Phantom Units
	Units	Weighted-Average Grant Date Fair Value (per unit)(1)	Units	Weighted-Average Grant Date Fair Value (per unit)(1)	Units	Weighted-Average Grant Date Fair Value (per unit)(1)
Nonvested December 31, 2020	1,061,885	$33.52	648,514	$34.07	1,710,399	$33.73
Granted	287,769	$48.35	159,313	$48.35	447,082	$48.35
Forfeitures	(22,543)	$40.46	(6,913)	$41.41	(29,456)	$40.68
Vested	(158,165)	$28.65	(129,592)	$28.91	(287,757)	$28.77
Nonvested March 31, 2021	1,168,946	$37.69	671,322	$38.38	1,840,268	$37.94
(1) Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

The unrecognized estimated unit-based compensation cost relating to outstanding Affiliate Grants at March 31, 2021 was $20.9 million, which will be recognized over the remaining vesting period.
Director Grants
The following table summarizes information regarding phantom unit awards to independent directors of the General Partner (the “Director Grants”) under the LTIP:

	Time-Based Phantom Units
	Units	Weighted-Average Grant Date Fair Value (per unit)(1)
Nonvested December 31, 2020	14,987	$38.37
Granted	11,895	$48.35
Vested	(12,112)	$37.99
Nonvested March 31, 2021	14,770	$46.72
(1) Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
In January 2021, Director Grants valued at $0.6 million were granted, which vest on the first anniversary of the grant date. In January 2021, the Director Grants that were unvested at December 31, 2020 vested and common units were issued.
During the three months ended March 31, 2021, we recorded $0.2 million of unit-based compensation expense with respect to the Director Grants. The unrecognized estimated unit-based compensation cost relating to outstanding Director Grants at March 31, 2021 is $0.5 million and will be recognized over the remaining vesting period.
(15) Net Income (Loss) per Limited Partner Unit
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
The computation of net income (loss) available per limited partner unit is as follows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Common Units	General Partner	Common Units	General Partner
Weighted-average common units outstanding—basic	39,933	—	33,551	—
Effect of nonvested phantom units	—	—	1,885	—
Weighted-average common units outstanding—diluted	39,933	—	35,436	—

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

	Three Months Ended March 31, 2021
	Common Units	Incentive Distribution Rights	Total
Distributions declared	$31,426	$8,322	$39,748
Earnings less than distributions	(42,162)	—	(42,162)
Net (loss) income available to partners	$(10,736)	$8,322	$(2,414)
Weighted-average units outstanding—basic and diluted	39,933
Net loss per limited partner unit—basic and diluted	$(0.27)

	Three Months Ended March 31, 2020
	Common Units	Incentive Distribution Rights	Total
Distributions declared	$22,856	$3,457	$26,313
Earnings less than distributions	(19,503)	—	(19,503)
Net income available to partners	$3,353	$3,457	$6,810
Weighted-average units outstanding—basic	33,551
Weighted-average units outstanding—diluted	35,436
Net income per limited partner unit—basic	$0.10
Net income per limited partner unit—diluted	$0.09

(16) Subsequent Events
Senior Secured Revolving Credit Facility
In April 2021, we amended our senior secured revolving credit facility to increase the revolving credit commitments from $350.0 million to $525.0 million, to extend the maturity from October 2023 to April 2026, to increase the letter of credit commitment from $50.0 million to $80.0 million and to reduce the cost of borrowing by 25 basis points.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise stated or the context otherwise indicates, all references to “we,” “us,” “our,” the “Partnership” or similar expressions refer to Enviva Partners, LP, including its consolidated subsidiaries. References to “our sponsor” refer to Enviva Holdings, LP and, where applicable, its wholly owned subsidiaries Enviva MLP Holdco, LLC and Enviva Development Holdings, LLC. References to our “General Partner” refer to Enviva Partners GP, LLC, a wholly owned subsidiary of Enviva Holdings, LP. References to “Enviva Management Company” refer to Enviva Management Company, LLC, a wholly owned subsidiary of Enviva Holdings, LP, and references to “our employees” refer to the employees of Enviva Management Company and its affiliates who provide services to the Partnership.
The following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis (“MD&A”) in Part II-Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the U.S. Securities and Exchange Commission (the “SEC”). Our 2020 Form 10-K contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates and contractual obligations. You should also read the following discussion and analysis together with the risk factors set forth in the 2020 Form 10-K, Item 1A. “Risk Factors” and the factors described under “Cautionary Statement Regarding Forward-Looking Information” and Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q for information regarding certain risks inherent in our business.
Basis of Presentation
The following discussion about matters affecting the financial condition and results of operations of the Partnership should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this report and the audited consolidated financial statements and related notes that are included in the 2020 Form 10-K. Among other things, those financial statements and the related notes include more detailed information regarding the basis of presentation for the following information.
Business Overview
We aggregate a natural resource, wood fiber and process it into a transportable form, wood pellets. We sell a significant majority of our wood pellets through long-term, take-or-pay off-take contracts with creditworthy customers in the United Kingdom, Europe and increasingly in Japan. We own and operate nine plants (collectively, “our plants”) with a combined production capacity of approximately 5.3 million metric tons (“MT”) of wood pellets per year (“MTPY”) in Virginia, North Carolina, South Carolina, Georgia, Florida and Mississippi, the production of which is fully contracted through 2025. We export wood pellets through our wholly owned dry-bulk, deep-water marine terminal at the Port of Chesapeake, Virginia (the “Chesapeake terminal”) and terminal assets at the Port of Wilmington, North Carolina and from third-party deep-water marine terminals in Savannah, Georgia, Mobile, Alabama and Panama City, Florida. All of our facilities are located in geographic regions with low input costs and favorable transportation logistics. Owning these cost-advantaged assets, the output from which is fully contracted, in a rapidly expanding industry provides us with a platform to generate stable and growing cash flows. Our plants are sited in robust fiber baskets providing stable pricing for the low-grade fiber used to produce wood pellets. Our raw materials are byproducts of traditional timber harvesting, principally low-value wood materials, such as trees generally not suited for sawmilling or other manufactured forest products, and tree tops and limbs, understory, brush and slash that are generated in a harvest.
Our strategy is to fully contract the wood pellet production from our plants under long-term, take-or-pay off-take contracts with a diversified and creditworthy customer base. Our long-term off-take contracts typically provide for fixed-price deliveries that may include provisions that escalate the price over time and provide for other margin protection. During 2021, production capacity from our wood pellet production plants and wood pellets sourced from our affiliates and third parties were approximately equal to the contracted volumes under our existing long-term, take-or-pay off-take contracts. Our long-term, take-or-pay off-take contracts provide for a product sales backlog of $14.5 billion and have a total weighted-average remaining term of 12.8 years from April 1, 2021. Under our current product sales backlog, our plants are fully contracted through 2025. Assuming all volumes under the firm and contingent long-term off-take contracts held by our sponsor were included with our product sales backlog for firm and contingent contracted product sales, our product sales backlog would increase to $20.0 billion and the total weighted-average remaining term from April 1, 2021 would increase to 14.2 years.
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
Recent Developments
Development Activities
We are well underway with commissioning activities for the recently constructed expansion projects at our Northampton, North Carolina, and Southampton, Virginia wood pellet production plants (the “Mid-Atlantic Expansions”). We continue to expect each plant to reach its expanded nameplate production capacity of approximately 750,000 and 760,000 MTPY, respectively, by the end of 2021.
We have commenced a series of additional growth projects (the “Multi-Plant Expansions”) at our wood pellet production plants in Sampson, North Carolina, Hamlet, North Carolina and Cottondale, Florida. We expect to invest approximately $50.0 million to de-bottleneck manufacturing processes, eliminate certain costs and increase production capacity. We expect to fund the Multi-Plant Expansions in accordance with our 50/50 equity/debt capital structure and to complete the Multi-Plant Expansions by the end of 2022, subject to receiving the necessary permits.
Financing Activities
In April 2021, we amended our senior secured revolving credit facility to increase the revolving credit commitments from $350.0 million to $525.0 million, to extend the maturity from October 2023 to April 2026, to increase the letter of credit commitment from $50.0 million to $80.0 million, and to reduce the cost of borrowing by 25 basis points.
Commitment to Achieve Carbon-Neutral Operations
Consistent with our mission to displace coal, grow more trees and fight climate change, we and our sponsor recently announced our commitment to become “net-zero” in greenhouse gas (“GHG”) emissions from our operations by 2030. The product we manufacture helps reduce the lifecycle GHG emissions of our customers, but we believe we must also do our part within our operations to mitigate the impacts of climate change. We expect to accomplish neutrality with respect to our Scope 1 emissions (i.e., direct emissions from our manufacturing) by improving energy efficiency and adopting lower-carbon processes, as well as through investment in carbon offsets. We also plan to neutralize our Scope 2 emissions (i.e., indirect emissions from energy we purchase) by using 100% renewable energy by 2030 through the purchase of renewable electricity and/or onsite generation where practicable. Moreover, we will seek to proactively engage with our suppliers, transportation partners and other stakeholders to drive innovative improvements in our supply chain to reduce our Scope 3 emissions (i.e., indirect emissions in our value chain). We intend to report our Scopes 1, 2 and 3 emissions annually and fully meet the requirements of CDP (formerly known as the Carbon Disclosure Project) by 2022. Although it is difficult to project the incremental cost to our operations in 2030, we do not expect any material impact to our financial performance as a result of our efforts to achieve “net-zero” in GHG emissions from our operations.
Outbreak of the Novel Coronavirus
The outbreak of a novel strain of coronavirus (“COVID-19”) has significantly adversely impacted global markets and continues to present global public health and economic challenges. Although the full impact of COVID-19 is unknown and rapidly evolving, to date, our operations have not been materially impacted by the outbreak.
We have taken prescriptive safety measures including social distancing, hygienic policies and procedures and other steps recommended by the Centers for Disease Control and Prevention (the “CDC”), and adopted the CDC’s risk management approach, since the beginning of the outbreak, and have established risk levels based on the degree to which the virus has spread in a given community and the nature of the work performed at that location. Within our field operations, we have continued operations largely as normal with the additional precautionary measures; however, we continue to monitor local data on a daily basis and have prioritized putting the right plans, procedures and measures in place to mitigate the risk of exposure and infection and the related impacts to our business. We also have facilitated access for our employees to receive vaccines at our locations.
We specifically designed our operations and logistics systems with flexibility and redundancies so they are capable of effectively responding to unforeseen events. We operate a portfolio of nine wood pellet production plants geographically dispersed across the Southeast United States. We export our product from a portfolio of five bulk terminals and transport it to our customers under long-term, fixed-price shipping contracts with multiple shipping partners. These operations currently are unaffected by COVID-19.

As of March 31, 2021, we had liquidity, which included cash on hand and availability under our $350.0 million revolving credit facility of $187.1 million. In April 2021, we increased our revolving credit facility to $525.0 million and extended the maturity from October 2023 to April 2026. Our wood pellet production capacity is committed under long-term, take-or-pay off-take contracts with fixed pricing and fixed volumes that are not impacted by the market prices of crude oil, natural gas, power or heat. Furthermore, most of our current deliveries are to Europe, where they fuel grid-critical base load, dispatchable generation facilities that provide power and heat required for local communities to navigate through their own COVID-19 responses. As of March 31, 2021, each of our customers was in compliance with their agreements with us, including payment terms.
Factors Impacting Comparability of Our Financial Results
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
The Georgia Biomass Acquisition was recorded as a business combination and accounted for using the acquisition method. Assets acquired and liabilities assumed were recognized at fair value on the acquisition date of July 31, 2020, and the difference between the fair value of consideration transferred, which excludes acquisition-related costs, and the fair values of the identified net assets acquired, was recognized as goodwill. For more information regarding the Georgia Biomass Acquisition, see Note 1, Description of Business and Basis of Presentation-Georgia Biomass Holding LLC.
Greenwood Drop-Down
On July 1, 2020, we acquired from our sponsor all of the limited liability company interests in Enviva Pellets Greenwood Holdings II, LLC (“Greenwood Holdings II”), the indirect owner of Enviva Pellets Greenwood, LLC, which owns the Greenwood plant, for a purchase price of $129.7 million, after accounting for certain adjustments and assumption of a $40.0 million third-party promissory note bearing interest at 2.5% per year that we assumed at closing (such transaction, the “Greenwood Drop-Down”). The Greenwood Drop-Down was an asset acquisition between entities under common control and accounted for on the carryover basis of accounting. Accordingly, the consolidated financial statements for the period beginning July 1, 2020 reflect the acquisition, see Note 1, Description of Business and Basis of Presentation-Basis of Presentation-Enviva Pellets Greenwood.
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
Private Placement of Common Units
On June 18, 2020, we sold 6,153,846 common units in a private placement at a price of $32.50 per common unit for gross proceeds of $200.0 million. We used the net proceeds of $190.8 million to fund a portion of the consideration for each of the Greenwood Drop-Down and the Georgia Biomass Acquisition.
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
How We Evaluate Our Operations
Adjusted Net Income
We define adjusted net income as net income excluding interest expense associated with incremental borrowings related to a fire that occurred in February 2018 at the Chesapeake terminal (the “Chesapeake Incident”) and Hurricanes Florence and Michael (the “Hurricane Events”), early retirement of debt obligation and acquisition and integration and other costs, adjusting for the effect of certain sales and marketing, scheduling, sustainability, consultation, shipping, and risk management services (collectively, “Commercial Services”), and including certain non-cash waivers of fees for management services provided to us by our sponsor (collectively, “MSA Fee Waivers”). We believe that adjusted net income enhances investors’ ability to compare the past financial performance of our underlying operations with our current performance separate from certain items of gain or loss that we characterize as unrepresentative of our ongoing operations.
Adjusted Gross Margin and Adjusted Gross Margin per Metric Ton
We define adjusted gross margin as gross margin excluding loss on disposal of assets, depreciation and amortization, changes in unrealized derivative instruments related to hedged items included in gross margin, non-cash unit compensation expenses and acquisition and integration costs and other, adjusting for the effect of Commercial Services and including MSA Fee Waivers. We define adjusted gross margin per metric ton as adjusted gross margin per metric ton of wood pellets sold. We believe adjusted gross margin and adjusted gross margin per metric ton are meaningful measures because they compare our revenue-generating activities to our operating costs for a view of profitability and performance on a total-dollar and a per-metric ton basis. Adjusted gross margin and adjusted gross margin per metric ton will primarily be affected by our ability to meet targeted production volumes and to control direct and indirect costs associated with procurement and delivery of wood fiber to our wood pellet production plants and our production and distribution of wood pellets.
Adjusted EBITDA
We define adjusted EBITDA as net income excluding depreciation and amortization, interest expense, income tax expense (benefit), early retirement of debt obligation, non-cash unit compensation expense, loss on disposal of assets, changes in unrealized derivative instruments related to hedged items included in gross margin and other income and expense, and acquisition and integration costs and other, adjusting for the effect of Commercial Services, and including MSA Fee Waivers. Adjusted EBITDA is a supplemental measure used by our management and other users of our financial statements, such as investors, commercial banks and research analysts, to assess the financial performance of our assets without regard to financing methods or capital structure.
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
Results of Operations
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

	Three Months Ended March 31,		Change
	2021	2020
	(in thousands)
Product sales	$224,530	$197,853	$26,677
Other revenue (1)	16,514	6,624	9,890
Net revenue	241,044	204,477	36,567
Cost of goods sold(1)	196,639	162,618	34,021
Loss on disposal of assets	1,644	912	732
Depreciation and amortization	20,452	13,640	6,812
Total cost of goods sold	218,735	177,170	41,565
Gross margin	22,309	27,307	(4,998)
General and administrative expenses	2,500	1,763	737
Related-party management services agreement fee	8,770	7,689	1,081
Total general and administrative expenses	11,270	9,452	1,818
Income from operations	11,039	17,855	(6,816)
Interest expense	(12,632)	(10,394)	(2,238)
Other income	111	172	(61)
Net (loss) income before income tax benefit	(1,482)	7,633	(9,115)
Income tax benefit	(17)	—	(17)
Net (loss) income	(1,465)	7,633	(9,098)
Less net income attributable to noncontrolling interest	25	—	25
Net (loss) income attributable to Enviva Partners, LP	$(1,490)	$7,633	$(9,123)
(1) See Note 11, Related-Party Transactions
Net Revenue
Revenue related to product sales for wood pellets produced or procured by us increased to $224.5 million for three months ended March 31, 2021 from $197.9 million for three months ended March 31, 2020. The $26.7 million, or 13%, increase was primarily attributable to a 14% increase in product sales volumes and improved pricing based on contract mix, offset by approximately $9.1 million less in unrealized and realized gains from the fair value of foreign currency derivative instruments, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.
Other revenue for the three months ended March 31, 2021 included $16.1 million in payments to us for adjusting deliveries under our take-or-pay off-take contracts, which otherwise would have been included in product sales. During the three months ended March 31, 2020, other revenue included $2.3 million from the Commercial Services. The $16.1 million and $2.3 million in other revenue was recognized under a breakage model based on when the pellets would have been loaded.
Cost of goods sold
Total cost of goods sold increased to $218.7 million for the three months ended March 31, 2021 from $177.2 million for the three months ended March 31, 2020, an increase of $41.6 million, or 23%. The increase was primarily attributable to a 14% increase in sales volumes and an increase in depreciation and amortization expense, mainly associated with the acquisitions in July 2020, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020.
Gross margin was $22.3 million for the three months ended March 31, 2021 as compared to $27.3 million for the three months ended March 31, 2020, a decrease of $5.0 million, or 18%. The $5.0 million decrease in gross margin was principally attributable to a 14% increase in product sales volumes, more than offset by increases in depreciation and amortization expense associated with the acquisitions in July 2020 and approximately $8.0 million less in unrealized gains from the fair value of derivative instruments during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.
Adjusted gross margin and adjusted gross margin per metric ton

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands, except per metric ton)
Reconciliation of gross margin to adjusted gross margin and adjusted gross margin per metric ton:
Gross margin	$22,309	$27,307	$(4,998)
Loss on disposal of assets	1,644	912	732
Non-cash unit compensation expense	472	471	1
Depreciation and amortization	20,452	13,640	6,812
Changes in unrealized derivative instruments	1,160	(6,795)	7,955
MSA Fee Waivers	3,059	—	3,059
Commercial Services	—	(2,257)	2,257
Adjusted gross margin	$49,096	$33,278	$15,818
Metric tons sold	1,149	1,004	145
Adjusted gross margin per metric ton	$42.73	$33.15	$9.58
We earned an adjusted gross margin of $49.1 million, or $42.73 per MT, for the three months ended March 31, 2021 compared to $33.3 million, or $33.15 per MT, for the three months ended March 31, 2020. The increase in adjusted gross margin was primarily due a 14% increase in product sales volume and favorable pricing attributable to customer contract mix and the $3.1 million in increased MSA Fee Waivers compared to the three months ended March 31, 2020 and the $2.3 million reduction to adjusted net income for Commercial Services only during the three months ended March 31, 2020.
General and administrative expenses
Total general and administrative expenses were $11.3 million for the three months ended March 31, 2021 and $9.5 million for the three months ended March 31, 2020. The $1.8 million increase total general and administrative expenses is primarily associated with increased compensation, including non-cash unit-based compensation, and other costs between the three months ended March 31, 2021 compared to the three months ended March 31, 2020, due to our increased size and activities resulting from the acquisitions in July 2020.
Interest expense
We incurred $12.6 million of interest expense during three months ended March 31, 2021 and $10.4 million during the three months ended March 31, 2020. The increase in interest expense from the prior year was primarily attributable to an increase in borrowings as a result of our acquisitions in July 2020 compared to the three months ended March 31, 2020.

Income tax
We recorded an insignificant income tax benefit during the three months ended March 31, 2021 related to an entity acquired in the Georgia Biomass Acquisition.
Adjusted net income

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Reconciliation of net (loss) income to adjusted net income:
Net (loss) income	$(1,465)	$7,633	$(9,098)
Acquisition and integration costs and other	134	—	134
MSA Fee Waivers	8,723	3,185	5,538
Interest expense from incremental borrowings related to Chesapeake Incident and Hurricane Events	—	570	(570)
Commercial Services	—	(2,257)	2,257
Adjusted net income	$7,392	$9,131	$(1,739)
We generated adjusted net income of $7.4 million for the three months ended March 31, 2021 compared to $9.1 million for the three months ended March 31, 2020. The decrease in adjusted net income for the three months ended March 31, 2021 was primarily attributable to the decrease in net income from the three months ended March 31, 2020, which was mainly driven by an increase in depreciation and amortization expense of $6.9 million, an $8.0 million decrease in gains on unrealized derivative instruments and offset by the $5.5 million increase attributable to MSA Fee Waivers compared to the three months ended March 31, 2020.
Adjusted EBITDA

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Reconciliation of net (loss) income to adjusted EBITDA:
Net (loss) income	$(1,465)	$7,633	$(9,098)
Add:
Depreciation and amortization	20,881	13,950	6,931
Interest expense	12,632	10,394	2,238
Non-cash unit compensation expense	2,656	2,158	498
Income tax benefit	(17)	—	(17)
Loss on disposal of assets	1,644	912	732
Changes in unrealized derivative instruments	1,160	(6,795)	7,955
MSA Fee Waivers	8,723	3,185	5,538
Acquisition and integration costs and other	134	—	134
Commercial Services	—	(2,257)	2,257
Adjusted EBITDA	$46,348	$29,180	$17,168
We generated adjusted EBITDA of $46.3 million for the three months ended March 31, 2021 compared to $29.2 million for the three months ended March 31, 2020. The $17.2 million increase was primarily attributable to the factors described above under the heading “Adjusted gross margin per metric ton” as well as an increase of approximately $2.5 million in MSA Fee Waivers that impacted adjusted EBITDA for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Distributable cash flow
The following is a reconciliation of adjusted EBITDA to distributable cash flow:

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Adjusted EBITDA	$46,348	$29,180	$17,168
Less:
Interest expense, net of amortization of debt issuance costs, debt premium, original issue discount, and impact from incremental borrowings related to Chesapeake Incident and Hurricane Events	12,023	9,418	2,605
Maintenance capital expenditures	3,904	1,134	2,770
Distributable cash flow attributable to Enviva Partners, LP	30,421	18,628	11,793
Less: Distributable cash flow attributable to incentive distribution rights	8,322	3,457	4,865
Distributable cash flow attributable to Enviva Partners, LP limited partners	$22,099	$15,171	$6,928
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
Cash Distributions
To the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, we intend to pay to holders of our common units cash distributions of at least the minimum quarterly distribution of $0.4125 per common unit per quarter, which equates to approximately $16.5 million per quarter, or approximately $66.0 million per year, based on the number of common units outstanding as of April 23, 2021.
Financing Activities
In April 2021, we amended our senior secured revolving credit facility to increase the revolving credit commitments from $350.0 million to $525.0 million, extend the maturity from October 2023 to April 2026, increase of the letter of credit commitment from $50.0 million to $80.0 million, and reduce the cost of borrowing by 25 basis points.
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
We expect to invest a total of $28.0 million to expand the Greenwood plant’s production capacity to 600,000 MTPY (the “Greenwood Expansion”), of which we have paid approximately $6.0 million through March 31, 2021. We expect to complete the expansion, which is currently underway, by year-end 2021.
We expect to invest approximately $50.0 million in connection with the Multi-Plant Expansions to de-bottleneck manufacturing processes, eliminate certain costs and increase production capacity, of which we have paid approximately $6.0 million through March 31, 2021. We expect to complete the Multi-Plant Expansions by the end of 2022, subject to receiving the necessary permits.
As part of planned expansion projects or otherwise as part of our ordinary system improvements, including in connection with the Mid-Atlantic Expansions, the Greenwood Expansion and the Multi-Plant Expansions, we expect to invest in the purchase and installation of emissions control equipment, such as regenerative thermal oxidizers, cyclones and baghouses at our existing plants where required for environmental compliance or as part of our environmental leadership strategy.
Our financing strategy is to fund acquisitions, drop-downs and major expansion projects with 50% equity and 50% debt.
Cash Flows
The following table sets forth a summary of our net cash flows from operating, investing and financing activities for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$37,713	$27,904
Net cash used in investing activities	(37,142)	(29,460)
Net cash used in financing activities	(7,187)	(2,186)
Net decrease in cash, cash equivalents and restricted cash	$(6,616)	$(3,742)
Cash Provided by Operating Activities
Net cash provided by operating activities was $37.7 million and $27.9 million for the three months ended March 31, 2021 and 2020, respectively. The $9.8 million increase in cash provided by operating activities during three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to an increase of $13.0 million in net income after considering non-cash adjustments to reconcile to net cash provided by operating activities, offset by a decrease of $3.2 million due to changes in operating assets and liabilities
Cash Used in Investing Activities
Net cash used in investing activities was $37.1 million and $29.5 million for the three months ended March 31, 2021 and 2020, respectively. The $7.7 million increase in cash used in investing activities during three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to capital expenditures related to the Mid-Atlantic Expansions, the Greenwood Expansion, and the Multi-Plant Expansions, as well as increases in other capital expenditures resulting from our addition of two new wood pellet production plants to our fleet in July 2020.
Cash Used in Financing Activities
Net cash used in financing activities was $7.2 million and $2.2 million for the three months ended March 31, 2021 and 2020, respectively.
The $5.0 million increase in net cash used in financing activities in 2021, as compared to 2020, is primarily attributable to a decrease of $27.1 million in net proceeds from debt, a $14.5 million increase in payments for cash distributions, and a $4.4 million increase in payments for withholding tax associated with the vesting of phantom units under the LTIP, offset by $40.0 million in payments in relation to the Hamlet JV Drop-Down during the three months ended March 31, 2020.
Off‑Balance Sheet Arrangements
As of March 31, 2021, we did not have any off‑balance sheet arrangements.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in our unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. We provide expanded discussion of our significant accounting policies, estimates and judgments in our 2020 Form 10‑K. We believe these accounting policies reflect our significant estimates and assumptions used in preparation of our financial statements. There have been no significant changes to our critical accounting policies and estimates since December 31, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our exposure to market risk as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)‑15(e) and 15(d)‑15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our General Partner. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2021.
Changes in Internal Control Over Financial Reporting
Other than changes that have resulted or may result from acquisitions of entities under common control and business combinations, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We closed an acquisition of an entity under common control and a business combination during the year ended December 31, 2020. We have evaluated the existing controls and procedures of the acquired businesses and integrated our internal control structure over these acquired businesses.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
There have been no material changes with respect to the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 1A. Risk Factors
There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
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

3.4	Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Enviva Partners, LP, effective as of January 1, 2019 (Exhibit 3.4, Form 10-K filed February 27, 2020)
10.2	Second Amendment to Enviva Partners, LP Long-Term Incentive Plan (Exhibit 10.1, form 8-K filed January 29, 2021, File No. 001-37363)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101	The following financial information from Enviva Partners, LP’s Annual Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Changes in Partners’ Capital, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)
____________________________________________
*    Filed herewith.
**    Furnished herewith.
†    Management Contract or Compensatory Plan or Arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ENVIVA PARTNERS, LP

	By:	Enviva Partners GP, LLC, as its sole general partner

Date: April 28, 2021	By:	/s/ SHAI S. EVEN
Shai S. Even
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)