Form 10-Q
period 2021-06-30
Enviva Partners, LP
filed 2021-07-29
CIK 1592057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 23, 2021, 45,008,079 common units were outstanding.

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
•the possibility of cyber and malware attacks;
•our inability to borrow funds and access capital markets; and
•viral contagions or pandemic diseases, such as COVID-19.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
ENVIVA PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except number of units)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$42,901	$10,004
Accounts receivable	74,398	124,212
Related-party receivables, net	—	2,414
Inventories	47,662	42,364
Prepaid expenses and other current assets	13,501	16,457
Total current assets	178,462	195,451
Property, plant and equipment, net	1,114,521	1,071,819
Operating lease right-of-use assets	49,539	51,434
Goodwill	99,660	99,660
Other long-term assets	10,526	11,248
Total assets	$1,452,708	$1,429,612
Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$28,041	$15,208
Related-party payables, net	4,581	—
Accrued and other current liabilities	99,342	108,976
Interest payable	23,966	24,642
Current portion of long-term debt and finance lease obligations	12,056	13,328
Total current liabilities	167,986	162,154
Long-term debt and finance lease obligations	789,451	912,721
Long-term operating lease liabilities	48,368	50,074
Deferred tax liabilities, net	13,224	13,217
Other long-term liabilities	13,154	15,419
Total liabilities	1,032,183	1,153,585
Commitments and contingencies
Partners’ capital:
Limited partners:
Common unitholders—public (31,421,704 and 26,209,862 units issued and outstanding at June 30, 2021 and December 31, 2020, respectively)	587,737	424,825
Common unitholder—sponsor (13,586,375 units issued and outstanding at June 30, 2021 and December 31, 2020)	15,394	41,816
General partner (1) (no outstanding units)	(134,877)	(142,404)
Accumulated other comprehensive loss	(8)	(18)
Total Enviva Partners, LP partners’ capital	468,246	324,219
Noncontrolling interests	(47,721)	(48,192)
Total partners’ capital	420,525	276,027
Total liabilities and partners’ capital	$1,452,708	$1,429,612
(1) Includes incentive distribution rights
See accompanying notes to condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per unit amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Product sales	$271,242	$155,651	$495,772	$353,504
Other revenue (1)	13,800	12,061	30,314	18,685
Net revenue	285,042	167,712	526,086	372,189
Cost of goods sold (1)	234,155	124,407	430,794	287,025
Loss on disposal of assets	1,704	640	3,348	1,552
Depreciation and amortization	21,869	14,986	42,321	28,626
Total cost of goods sold	257,728	140,033	476,463	317,203
Gross margin	27,314	27,679	49,623	54,986
General and administrative expenses	2,587	2,096	5,087	3,859
Related-party management services agreement fee	9,246	6,947	18,016	14,636
Total general and administrative expenses	11,833	9,043	23,103	18,495
Income from operations	15,481	18,636	26,520	36,491
Other (expense) income:
Interest expense	(12,647)	(10,124)	(25,279)	(20,518)
Other (expense) income, net	(165)	(41)	(54)	131
Total other expense, net	(12,812)	(10,165)	(25,333)	(20,387)
Net income before income tax expense	2,669	8,471	1,187	16,104
Income tax expense	24	—	7	—
Net income	2,645	8,471	1,180	16,104
Less net income attributable to noncontrolling interest	57	—	82	—
Net income attributable to Enviva Partners, LP	$2,588	$8,471	$1,098	$16,104
Net (loss) income per limited partner common unit:
Basic and diluted	$(0.22)	$—	$(0.49)	$0.10
Weighted-average number of limited partner common units outstanding:
Basic and diluted	41,234	34,082	40,587	33,816

Distributions declared per limited partner common unit	$0.8150	$0.7650	$1.6000	$1.4450

(1) See Note 11, Related-Party Transactions
See accompanying notes to condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$2,645	$8,471	$1,180	$16,104
Other comprehensive (loss) income, net of tax of $0:
Reclassification of net gains on cash flow hedges realized into net income	—	(2)	—	(22)
Currency translation adjustment	(4)	(3)	10	—
Total other comprehensive (loss) income	(4)	(5)	10	(22)
Total comprehensive income	2,641	8,466	1,190	16,082
Less comprehensive income attributable to noncontrolling interest	57	—	82	—
Comprehensive income attributable to Enviva Partners, LP partners	$2,584	$8,466	$1,108	$16,082
See accompanying notes to condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Partners’ Capital
(In thousands)
(Unaudited)

		Limited Partners’ Capital
	General Partner Interest (1)	Common Units— Public		Common Units— Sponsor		Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Partners Capital
		Units	Amount	Units	Amount
Partners' capital December 31, 2020	$(142,404)	26,210	$424,825	13,586	$41,816	$(18)	$(48,192)	$276,027
Distributions to unitholders, distribution equivalent and incentive distribution rights	(8,120)	—	(22,238)	—	(10,598)	—	—	(40,956)
Payments for withholding tax and number of units issued associated with Long-Term Incentive Plan vesting	(6,352)	230	(1,724)	—	—	—	—	(8,076)
Issuance of common units, net	—	—	28	—	—	—	—	28
Non-cash Management Services Agreement expenses	9,141	—	2,656	—	—	—	—	11,797
Other comprehensive income	—	—	—	—	—	14	—	14
Contribution of assets	—	—	—	—	—	—	389	389
Net income (loss)	8,120	—	(6,340)	—	(3,270)	—	25	(1,465)
Partners' capital, March 31, 2021	$(139,615)	26,440	$397,207	13,586	$27,948	$(4)	$(47,778)	$237,758
Distributions to unitholders, distribution equivalent and incentive distribution rights	(8,322)	—	(22,229)	—	(10,665)	—	—	(41,216)
Payments for withholding tax and number of units issued associated with Long-Term Incentive Plan vesting	(1,971)	57	(507)	—	—	—	—	(2,478)
Issuance of common units, net	—	4,925	214,534	—	—	—	—	214,534
Non-cash Management Services Agreement expenses	6,709	—	2,577	—	—	—	—	9,286
Other comprehensive loss	—	—	—	—	—	(4)	—	(4)
Net income (loss)	8,322	—	(3,845)	—	(1,889)	—	57	2,645
Partners' capital, June 30, 2021	$(134,877)	31,422	$587,737	13,586	$15,394	$(8)	$(47,721)	$420,525
(1) Includes incentive distribution rights.
See accompanying notes to condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Partners’ Capital
(In thousands)
(Unaudited)

		Limited Partners’ Capital
	General Partner Interest (1)	Common Units— Public		Common Units— Sponsor		Accumulated Other Comprehensive Income	Non-controlling Interest	Total Partners’ Capital
		Units	Amount	Units	Amount
Partners' capital December 31, 2019	$(101,739)	19,870	$300,184	13,586	$82,300	$23	$(48,192)	$232,576
Distributions to unitholders, distribution equivalent and incentive distribution rights	(3,289)	—	(14,798)	—	(9,172)	—	—	(27,259)
Payments for withholding tax and number of units issued associated with Long-Term Incentive Plan vesting	(3,356)	149	(371)	—	—	—	—	(3,727)
Non-cash Management Services Agreement expenses	3,484	—	2,158	—	—	—	—	5,642
Other comprehensive loss	—	—	—	—	—	(17)	—	(17)
Net income	3,289	—	2,585	—	1,759	—	—	7,633
Partners' capital, March 31, 2020	$(101,611)	20,019	$289,758	13,586	$74,887	$6	$(48,192)	$214,848
Distributions to unitholders, distribution equivalent and incentive distribution rights	(3,458)	—	(14,777)	—	(9,239)	—	—	(27,474)
Payments for withholding tax and number of units issued associated with Long-Term Incentive Plan vesting	(160)	6	17	—	—	—	—	(143)
Issuance of common units, net	—	6,154	190,813	—	—	—	—	190,813
Non-cash Management Services Agreement expenses	1,872	—	2,098	—	—	—	—	3,970
Other comprehensive loss	—	—	—	—	—	(5)	—	(5)
Net income	3,458	—	3,015	—	1,998	—	—	8,471
Partners' capital, June 30, 2020	$(99,899)	26,179	$470,924	13,586	$67,646	$1	$(48,192)	$390,480
(1) Includes incentive distribution rights.
See accompanying notes to condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$1,180	$16,104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,500	29,204
MSA Fee Waivers	15,025	4,757
Amortization of debt issuance costs, debt premium and original issue discounts	1,265	813
Loss on disposal of assets	3,348	1,552
Unit-based compensation	5,358	4,256
Fair value changes in derivatives	2,797	(5,347)
Unrealized gains (losses) on foreign currency transactions, net	27	(138)
Change in operating assets and liabilities:
Accounts and other receivables	52,618	(11,406)
Related-party receivables	—	(2,843)
Prepaid expenses and other current and long-term assets	1,376	(14)
Inventories	(6,034)	(7,062)
Derivatives	(1,982)	(792)
Accounts payable, accrued liabilities and other current liabilities	(5,964)	11,771
Related-party payables	6,032	—
Deferred revenue	(4,818)	(3,152)
Accrued interest	1,163	17,718
Operating lease liabilities	(3,293)	(2,169)
Other long-term liabilities	(160)	406
Net cash provided by operating activities	111,438	53,658
Cash flows from investing activities:
Purchases of property, plant and equipment	(72,872)	(58,839)
Other	—	(3,769)
Net cash used in investing activities	(72,872)	(62,608)
Cash flows from financing activities:
Principal payments on senior secured revolving credit facility, net	(120,000)	—
Principal payments on other long-term debt and finance lease obligations	(6,891)	(2,081)
Cash paid related to debt issuance costs and deferred offering costs	(1,345)	(1,310)
Proceeds from common unit issuances, net	214,865	199,990
Payments in relation to the Hamlet Drop-Down	—	(40,000)
Distributions to unitholders, distribution equivalent rights and incentive distribution rights holder	(81,744)	(54,874)
Payment for withholding tax associated with Long-Term Incentive Plan vesting	(10,554)	(3,727)
Net cash (used in) provided by financing activities	(5,669)	97,998
Net increase in cash, cash equivalents and restricted cash	32,897	89,048
Cash, cash equivalents and restricted cash, beginning of period	10,004	9,053
Cash, cash equivalents and restricted cash, end of period	$42,901	$98,101
See accompanying notes to condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Non-cash investing and financing activities:
Property, plant and equipment acquired included in accounts payable and accrued liabilities	$13,595	$21,296
Equity issuance and debt issuance costs included in liabilities	—	9,740
Supplemental information:
Interest paid, net of capitalized interest	$23,466	$(77)
See accompanying notes to condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)

(1) Description of Business and Basis of Presentation
Description of Business
Enviva Partners, LP (together with its subsidiaries, “we,” “us,” “our,” or the “Partnership”) supplies utility-grade wood pellets primarily to major power generators under long-term, take-or-pay off-take contracts. We procure wood fiber and process it into utility-grade wood pellets and load the finished wood pellets into railcars, trucks and barges for transportation to deep-water marine terminals, where they are received, stored and ultimately loaded onto oceangoing vessels for delivery under long-term, take-or-pay off-take contracts to our customers in the United Kingdom (the “U.K.”), Europe and Japan.
As of June 30, 2021, we own and operate nine industrial-scale wood pellet production plants located in the Southeast United States. In addition to the volumes from our plants, we also procure wood pellets from third parties. Wood pellets are exported from our wholly owned deep-water marine terminals at the Port of Chesapeake, Virginia and terminal assets at the Port of Wilmington, North Carolina (the “Wilmington terminal”) and third-party deep-water marine terminals in Mobile, Alabama, Panama City, Florida and Savannah, Georgia.
Basis of Presentation
The unaudited financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.
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
Reclassification
Certain prior year amounts have been reclassified to conform to current period presentation on the condensed consolidated statements of cash flows.
Greenwood
On July 1, 2020, we acquired from our sponsor all of the limited liability company interests in Enviva Pellets Greenwood Holdings II, LLC, the indirect owner of Enviva Pellets Greenwood, LLC (“Greenwood”), which owns a wood pellet production plant located in Greenwood, South Carolina (the “Greenwood plant” and such transaction, the “Greenwood Drop-Down”) for a purchase price of $129.7 million, after accounting for certain adjustments. The Greenwood Drop-Down was an asset acquisition between entities under common control and accounted for on the carryover basis of accounting. Accordingly, we recorded net assets of $67.8 million as of July 1, 2020 to reflect the Greenwood Drop-Down.
Waycross
On July 31, 2020, we acquired all of the limited liability company interests in Georgia Biomass Holding LLC (the “Georgia Biomass Acquisition”), the owner of a wood pellet production plant located in Waycross, Georgia (the “Waycross plant”). The Georgia Biomass Acquisition was recorded as a business combination and accounted for using the acquisition method. Assets acquired and liabilities assumed were recognized at fair value on the acquisition date of July 31, 2020, and the difference between the consideration transferred, excluding acquisition-related costs, and the fair values of the assets acquired and liabilities assumed was recognized as goodwill. Accordingly, we recorded net identifiable assets of $150.0 million and goodwill of $14.0 million as of July 31, 2020 to reflect the Georgia Biomass Acquisition.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

Hamlet JV
We own all of the issued and outstanding Class B Units in Enviva Wilmington Holdings, LLC (the “Hamlet JV”), a limited liability company owned by our sponsor and John Hancock Life Insurance Company (U.S.A.) and certain of its affiliates (collectively, as applicable, “John Hancock”). We consolidate the Hamlet JV as a variable interest entity of which we are the primary beneficiary. As managing member, we have the sole power to direct the activities that most impact the economics of the Hamlet JV. Additionally, as the Class B Units represent a controlling interest in the Hamlet JV, we account for the Hamlet JV as a consolidated subsidiary, not as a joint venture.
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
Performance Obligations
As of June 30, 2021, the aggregate amount of consideration from contracts with customers allocated to the performance obligations that were unsatisfied or partially satisfied was approximately $13.8 billion. This amount excludes forward prices related to variable consideration including inflation, foreign currency and commodity prices. Also, this amount excludes the effects of the related foreign currency derivative contracts as they do not represent contracts with customers. As of June 30, 2021, we expect to recognize approximately 4.0% of our remaining performance obligations as revenue during the remainder of 2021, an additional 9.0% in 2022 and the balance thereafter. Our off-take contracts expire at various times through 2043 and our terminal services contract expires in 2021.
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

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

Variable consideration from our terminal services contract arises from price increases based on agreed inflation indices and from above-minimum throughput quantities or services. There was no variable consideration from our terminal services contract for the three and six months ended June 30, 2021 and 2020.
For the three and six months ended June 30, 2021, we recognized $0.2 million and $0.4 million, respectively, of product sales revenue related to performance obligations satisfied in previous periods. For the three months ended June 30, 2020, we reversed an insignificant amount of product sales revenue related to performance obligations satisfied in previous periods. For the six months ended June 30, 2020, we recognized $0.1 million of product sales revenue related to performance obligations satisfied in previous periods.
Contract Balances
Accounts receivable related to product sales as of June 30, 2021 and December 31, 2020 were $70.9 million and $108.5 million, respectively. Of these amounts, $58.7 million and $95.0 million, at June 30, 2021 and December 31, 2020, respectively, related to amounts that were not yet billable under our contracts with customers pending finalization of prerequisite billing documentation. The amounts that had not been billed are billed upon receipt of prerequisite billing documentation, where substantially all is typically billed one to two weeks after full loading of the vessel and where the remaining balance is typically billed one to two weeks after discharge of the vessel.
As of June 30, 2021 and December 31, 2020, we had $0.1 million and $4.9 million, respectively, of deferred revenue for future performance obligations under contracts associated with off-take contracts.
Other
Accrued and other current liabilities included approximately $34.7 million and $50.6 million at June 30, 2021 and December 31, 2020, respectively, for amounts associated with our product sales.
(4) Significant Risks and Uncertainties, Including Business and Credit Concentrations
Our business is significantly impacted by greenhouse gas emissions and renewable energy legislation and regulations in the U.K., the European Union, as well as its member states, and Japan. If the U.K., the European Union and its member states or Japan significantly modify such legislation or regulations, then our ability to enter into new contracts as our existing contracts expire may be materially affected.
Our current product sales are primarily to industrial customers located in the U.K., Denmark, Belgium and the Netherlands. Product sales to third-party customers that accounted for 10% or a greater share of consolidated product sales were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Customer A	45%	40%	69%	37%
Customer B	3%	13%	10%	11%
Customer C	20%	40%	32%	31%
Customer D	1%	—%	17%	8%
Customer E	18%	—%	32%	1%
(5) Inventories
Inventories consisted of the following at:

	June 30, 2021	December 31, 2020
Raw materials and work-in-process	$14,236	$12,500
Consumable tooling	21,106	21,855
Finished goods	12,320	8,009
Total inventories	$47,662	$42,364

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

(6) Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following at:

	June 30, 2021	December 31, 2020
Land	$22,570	$22,611
Land improvements	61,276	60,110
Buildings	321,691	316,706
Machinery and equipment	848,049	799,881
Vehicles	3,128	3,105
Furniture and office equipment	9,757	8,202
Leasehold improvements	2,660	1,029
Property, plant and equipment	1,269,131	1,211,644
Less accumulated depreciation	(336,509)	(295,921)
Property, plant and equipment, net	932,622	915,723
Construction in progress	181,899	156,096
Total property, plant and equipment, net	$1,114,521	$1,071,819
Total depreciation expense and interest capitalized related to construction in progress were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Depreciation expense	$22,474	$15,297	$43,521	$29,247
Interest capitalized related to construction in progress	2,286	1,362	4,343	2,427
Accrued amounts for property, plant and equipment and construction in progress included in accrued and other current liabilities were $22.7 million and $10.8 million at June 30, 2021 and December 31, 2020, respectively.
(7) Derivative Instruments
We use derivative instruments to partially offset our business exposure to foreign currency exchange risk from expected future cash flows and interest rate risk resulting from certain borrowings. Although the preponderance of our off-take contracts are U.S. Dollar-denominated, we are exposed to fluctuations in foreign currency exchange rates related to a minority of our off-take contracts that require future deliveries of wood pellets to be settled in British Pound Sterling (“GBP”) and Euro (“EUR”).
We seek to mitigate the credit risk associated with derivative instruments by limiting our counterparties to major financial institutions. Although we monitor the potential risk of loss due to credit risk, we do not expect material losses as a result of defaults by counterparties. We use derivative instruments to manage cash flow and do not enter into derivative instruments for speculative or trading purposes.
We have entered and may continue to enter into foreign currency forward contracts, purchased option contracts or other instruments to partially manage foreign currency exchange risk. In 2020, we entered into pay-fixed, receive-variable interest rate swaps that expire in September 2021 and October 2021 to hedge interest rate risk associated with our variable rate borrowings under our senior secured revolving credit facility that are not designated and accounted for as cash flow hedges.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

Derivative instruments are classified as Level 2 assets or liabilities based on inputs such as spot and forward benchmark interest rates (such as LIBOR) and foreign exchange rates. The fair value of derivative instruments at June 30, 2021 and December 31, 2020 were as follows:

		Asset (Liability)
	Balance Sheet Classification	June 30, 2021	December 31, 2020
Not designated as hedging instruments:
Interest rate swaps	Accrued and other current liabilities	$(47)	$(119)

Foreign currency exchange contracts:
	Prepaid and other current assets	$423	$308
	Other long-term assets	423	924
	Accrued and other current liabilities	(3,009)	(2,224)
	Other long-term liabilities	(3,135)	(3,508)
Total derivatives not designated as hedging instruments		$(5,345)	$(4,619)
Unrealized gains related to the change in fair value of interest rate swaps are recorded in interest expense and were insignificant and $0.1 million, respectively, for the three and six months ended June 30, 2021, and unrealized losses of $0.1 million and $0.2 million, respectively, for the three and six months ended June 30, 2020.
During the three months ended June 30, 2021 and 2020, product sales included net unrealized gains of $0.4 million and losses of $0.1 million, respectively, related to the change in fair value of foreign currency derivatives. During the six months ended June 30, 2021 and 2020, net unrealized losses of $0.8 million and gains of $6.7 million, respectively, related to the change in fair value of foreign currency derivatives were included in product sales.
Included in product sales on the condensed consolidated statements of income are realized losses related to foreign currency derivatives settled of $1.5 million and $2.5 million during the three and six months ended June 30, 2021, respectively. Realized gains related to derivatives settled were insignificant and $0.2 million, respectively, during the three and six months ended June 30, 2020, and were included in product sales.
We enter into master netting arrangements designed to permit net settlement of derivative transactions among the respective counterparties. If we had settled all transactions with our respective counterparties at June 30, 2021, we would have had to pay a net settlement termination payment of $5.4 million, which differs by $0.1 million from the recorded fair value of the derivatives. We present our derivative assets and liabilities at their gross fair values.
The notional amounts of outstanding derivative instruments associated with outstanding or unsettled derivative instruments as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021	December 31, 2020
Foreign exchange forward contracts in GBP	£107,575	£108,825
Foreign exchange purchased option contracts in GBP	£23,515	£40,365
Foreign exchange forward contracts in EUR	€19,250	€12,250
Interest rate swaps	$70,000	$70,000
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
The carrying amount and estimated fair value of long-term debt at June 30, 2021 and December 31, 2020 was as follows:

	June 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2026 Notes	$747,135	$785,625	$746,875	$796,875
Seller Note	35,754	37,882	37,571	40,405
Other long-term debt	2,000	2,000	122,000	122,000
Total long-term debt	$784,889	$825,507	$906,446	$959,280
(9) Intangibles
Intangible assets (liabilities) consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Favorable customer contracts	$6,200	$(5,645)	$555	$6,200	$(5,566)	$634
Assembled workforce	1,856	(1,487)	369	1,856	(1,249)	607
Unfavorable customer contract	(600)	124	(476)	(600)	57	(543)
Unfavorable shipping contract	(6,300)	1,066	(5,234)	(6,300)	485	(5,815)
Total intangible liabilities, net	$1,156	$(5,942)	$(4,786)	$1,156	$(6,273)	$(5,117)
(10) Long-Term Debt and Finance Lease Obligations
Long-term debt and finance lease obligations at carrying value are composed of the following at:

	June 30, 2021	December 31, 2020
2026 Notes, net of unamortized discount, premium and debt issuance of $2.9 million and $3.1 million as of June 30, 2021 and December 31, 2020, respectively	$747,135	$746,875
Senior secured revolving credit facility	—	120,000
Seller Note, net of unamortized discount of $1.7 million and $2.4 million as of June 30, 2021 and December 31, 2020, respectively	35,754	37,571
Other loans	2,000	2,000
Finance leases	16,618	19,603
Total long-term debt and finance lease obligations	801,507	926,049
Less current portion of long-term debt and finance lease obligations	(12,056)	(13,328)
Long-term debt and finance lease obligations, excluding current installments	$789,451	$912,721
2026 Notes
At June 30, 2021 and December 31, 2020, we were in compliance with the covenants and restrictions associated with, and no events of default existed under, the indenture dated as of December 9, 2019 governing the 2026 Notes. The 2026 Notes are guaranteed jointly and severally on a senior unsecured basis by our existing subsidiaries (excluding Enviva Partners Finance Corp.) that guarantee certain of our indebtedness and may be guaranteed by certain future restricted subsidiaries.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

Senior Secured Revolving Credit Facility
In April 2021, we amended the credit agreement governing our senior secured revolving credit facility to, among other things, increase the revolving credit commitments from $350.0 million to $525.0 million, extend the maturity from October 2023 to April 2026, increase the letter of credit commitment from $50.0 million to $80.0 million and reduce the cost of borrowing by 25 basis points.
At June 30, 2021 and December 31, 2020, we were in compliance with the covenants and restrictions associated with, and no events of default existed under, our senior secured revolving credit facility. Our obligations under the senior secured revolving credit facility are guaranteed by certain of our subsidiaries and secured by liens on substantially all of our assets; however, the senior secured revolving credit facility is not guaranteed by the Hamlet JV or secured by liens on its assets.
At June 30, 2021 and December 31, 2020, we had a $0.3 million letter of credit outstanding under our senior secured revolving credit facility.
(11) Related-Party Transactions
Related-party amounts included on the unaudited condensed consolidated statements of income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Other revenue	$—	$658	$—	$1,264
Cost of goods sold	24,144	39,739	54,586	75,996
General and administrative expenses	9,246	6,947	18,016	14,636
Management Services Agreements
We are party to management services agreements (“MSAs”) with Enviva Management Company, LLC, a Delaware limited liability company and wholly owned subsidiary of our sponsor (together with its affiliates that provide services to us, as applicable, “Enviva Management Company”). Enviva Management Company provides us with operations, general administrative, management and other services. We believe the costs allocated to us have been made on a reasonable basis and are the best estimate of the costs that we would have incurred on a stand-alone basis.
Enviva Partners, LP reimburses Enviva Management Company for all direct or indirect internal or third-party expenses it incurs in connection with the provision of such services.
Under the Hamlet JV’s MSA (the “Hamlet JV MSA”), the Hamlet JV pays an annual management fee to Enviva Management Company; to the extent allocated costs exceed the annual management fee, the additional costs are recorded with an increase to partners’ capital.
In connection with the acquisition of the Hamlet JV on April 2, 2019 (the “Hamlet Drop-Down”), Enviva Management Company waived the Hamlet JV’s obligation to pay approximately $2.7 million of management fees payable to Enviva Management Company from the date thereof until July 1, 2020 (the “Hamlet JV MSA Fee Waiver”).

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

Related-party amounts included on the unaudited condensed consolidated balance sheets under our MSAs were as follows:

	June 30, 2021	December 31, 2020
Finished goods inventory	$1,622	$907
Related-party payables	3,915	8,650
Related-party amounts included on the unaudited condensed consolidated statements of income under our MSAs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of goods sold	$20,164	$14,613	$44,465	$30,513
General and administrative expenses	9,246	6,947	18,016	14,636
During the three and six months ended June 30, 2021, $0.8 million and $1.5 million, respectively, of fees expensed under the Hamlet JV MSA were waived pursuant to the Hamlet JV MSA Fee Waiver and recorded as an increase to partners’ capital. During the three and six months ended June 30, 2020, $0.6 million and $1.3 million, respectively, of fees expensed under the Hamlet JV MSA were waived pursuant to the Hamlet JV MSA Fee Waiver and recorded as an increase to partners’ capital.
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
Pursuant to the Third EVA MSA Fee Waiver, during the three and six months ended June 30, 2021, $5.0 million and $13.0 million, respectively, was recorded as an increase to partners’ capital consisting of expenses waived under the agreement. No expenses were waived under the Third EVA MSA Fee Waiver during the three and six months ended June 30, 2020.
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

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

•The Hamlet JV entered into an interim services agreement (the “Hamlet ISA”) with Enviva Hamlet Operator, LLC, a wholly owned subsidiary of our sponsor (“Hamlet Operator”), pursuant to which Hamlet Operator, as an independent contractor, agreed to manage, operate, maintain and repair the Hamlet plant and provide other services to the Hamlet JV for the period from July 1, 2019 through June 30, 2020 in exchange for a fixed fee per MT of wood pellets produced by the Hamlet plant during such period and delivered at place to the Wilmington terminal. Under and during the term of the Hamlet ISA, Hamlet Operator agreed to (1) pay all operating and maintenance expenses at the Hamlet plant, (2) cover all reimbursable general and administrative expenses associated with the Hamlet plant and (3) pay other costs and expenses incurred by the Hamlet plant to produce and sell the wood pellets delivered to the Wilmington terminal from the Hamlet plant. Our sponsor guaranteed all obligations of Hamlet Operator under the Hamlet ISA.
The Hamlet Make-Whole Agreement, First EVA MSA Fee Waiver and Hamlet ISA expired pursuant to their terms on June 30, 2020. For the three and six months ended June 30, 2020, $1.0 million and $3.5 million of fees expensed under the Hamlet JV MSA and waived under the First EVA MSA Fee Waiver were recorded as an increase to partners’ capital. For the three and six months ended June 30, 2020, cost of goods sold included $14.6 million and $25.2 million, respectively, net of a cost of cover deficiency fee from our sponsor pursuant to the Hamlet Make-Whole Agreement, offset by contract price due to Hamlet Operator for wood pellets under the Hamlet ISA. As of June 30, 2021 and December 31, 2020, related-party receivables included $0.4 million and $12.3 million related to the Hamlet ISA.
Greenwood Contract
We were party to a contract with Greenwood to purchase wood pellets produced by the Greenwood plant through March 2022 (the “Greenwood Contract”). The Greenwood Contract was terminated on the date of the Greenwood Drop-Down. During the three months ended June 30, 2020, we purchased $10.1 million of wood pellets from Greenwood and recorded no cost of cover deficiency fee from Greenwood. During the six months ended June 30, 2020, we purchased $18.8 million of wood pellets from Greenwood and recorded a cost of cover deficiency fee of approximately $0.3 million from Greenwood. As of June 30, 2020, of the net purchased amount of $18.5 million related to the Greenwood contract, $18.1 million was included in cost of goods sold and $0.4 million was included in finished goods inventory.
Holdings TSA
Prior to its termination on the date of the Greenwood Drop-Down, we were party to a long-term terminal services agreement with our sponsor (the “Holdings TSA”). The Holdings TSA was amended and assigned to Greenwood and provided for deficiency payments if quarterly minimum throughput requirements were not met. During the three and six months ended June 30, 2020, we recorded $0.7 million and $1.3 million, respectively, of deficiency fees from Greenwood, which was included in other revenue.
Enviva FiberCo, LLC
We purchase raw materials from Enviva FiberCo, LLC (“FiberCo”), a wholly owned subsidiary of our sponsor, including through a wood supply agreement that provided for deficiency fees in the event FiberCo did not satisfy certain volume commitments. Purchased raw materials net of cost of cover deficiency fees are included in cost of goods sold. Raw materials purchased during the three and six months ended June 30, 2021 were $3.9 million and $9.9 million, respectively. Raw materials purchased during three and six months ended June 30, 2020 were $0.8 million and $2.2 million, respectively. No cost of cover deficiency fees were recognized during the three and six months ended June 30, 2021 and 2020, respectively. At June 30, 2021, related-party payables of $0.6 million is included in related-party payables related to raw materials purchased from FiberCo. At December 31, 2020, related-party payables included $0.3 million related to raw materials purchased from FiberCo.
Hamlet JV Revolver
At June 30, 2021 and December 31, 2020, the Hamlet JV had a revolver outstanding balance to Enviva, LP, of $46.9 million and $41.7 million, respectively, both of which were eliminated upon consolidation.
Railcar Subleases
Effective February 2021, we agreed to sublease certain railcars from Enviva Pellets Lucedale, LLC (“Lucedale”), which was a wholly owned subsidiary of our sponsor. On July 1, 2021, we acquired Lucedale (see Note 16, Subsequent Event). The sublease agreements terminate no later than August 30, 2021. During the three and six months ended June 30, 2021, cost of

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

goods sold includes expense related to the railcar subleases and railcar deliveries of $0.1 million and $0.2 million, respectively. At June 30, 2021, we had $0.1 million included in related-party payables.
(12) Income Taxes
As of June 30, 2021, the only periods subject to examination for U.S. federal and state income tax returns are 2017 through 2019. We believe our income tax filing positions, including our status as a pass-through entity, would be sustained on audit and do not anticipate any adjustments that would result in a material change to our condensed consolidated balance sheet. Therefore, no reserves for uncertain tax positions or interest and penalties have been recorded.
Our condensed consolidated statements of income for the three and six months ended June 30, 2021 included an insignificant income tax expense. For the three and six months ended June 30, 2020, no provision for income tax was recorded in the condensed consolidated financial statements.
(13) Partners’ Capital
Issuance of Common Units
In June 2021, we issued 4,925,000 common units at a price of $45.50 per common unit for total net proceeds of $214.5 million, after deducting $9.5 million of issuance costs. As of June 30, 2021, $0.3 million of the issuance costs was included in accrued and other current liabilities.
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
Prior to the Hamlet Drop-Down, John Hancock had received all of its capital contributions and substantially all of its preference amount and the historical net losses of the Hamlet JV had been allocated to the members of the Hamlet JV in proportion to their unreturned capital contributions; consequently, the balance of members’ capital attributable to John Hancock was negative at the time of the Hamlet Drop-Down. We have not received full repayment of revolving borrowings from the Hamlet JV pursuant to the Hamlet JV Revolver or its capital contributions and full preference amount as of June 30, 2021; as a result, none of the earnings of the Hamlet JV have been allocated to John Hancock following the Hamlet Drop-Down and no change has been recognized to the negative noncontrolling interest balance attributable to John Hancock that we acquired.
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
Cash Distributions to Unitholders
Distributions that have been paid or declared related to the reporting period are considered in the determination of earnings per unit. The following table details the cash distribution paid or declared (in millions, except per unit amounts):

Quarter Ended	Declaration Date	Record Date	Payment Date	Distribution Per Unit	Total Cash Distribution	Total Payment to holder of Incentive Distribution Rights
June 30, 2020	August 5, 2020	August 14, 2020	August 28, 2020	$0.7650	$30.4	$7.5
September 30, 2020	October 30, 2020	November 13, 2020	November 27, 2020	$0.7750	$30.8	$7.9
December 31, 2020	January 29, 2021	February 15, 2021	February 26, 2021	$0.7800	$31.2	$8.1
March 31, 2021	April 28, 2021	May 14, 2021	May 28, 2021	$0.7850	$31.4	$8.3
June 30, 2021	July 27, 2021	August 13, 2021	August 27, 2021	$0.8150	$36.7	$10.7

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
Affiliate Grants
The following table summarizes information regarding phantom unit awards (the “Affiliate Grants”) under the Enviva Partners, LP Long-Term Incentive Plan (“LTIP”) to employees of Enviva Management Company and its affiliates who provide services to us:

	Time-Based Phantom Units		Performance-Based Phantom Units		Total Affiliate Grant Phantom Units
	Units	Weighted-Average Grant Date Fair Value (per unit)(1)	Units	Weighted-Average Grant Date Fair Value (per unit)(1)	Units	Weighted-Average Grant Date Fair Value (per unit)(1)
Nonvested December 31, 2020	1,061,885	$33.52	648,514	$34.07	1,710,399	$33.73
Granted	299,144	$48.39	161,836	$48.36	460,980	$48.38
Forfeitures	(63,257)	$39.66	(24,966)	$38.54	(88,223)	$39.34
Vested	(266,498)	$29.22	(129,592)	$28.91	(396,090)	$29.12
Nonvested June 30, 2021	1,031,274	$38.57	655,792	$38.45	1,687,066	$38.52
(1) Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
The unrecognized estimated unit-based compensation cost relating to outstanding Affiliate Grants at June 30, 2021 was $17.9 million, which will be recognized over the remaining vesting period.
Director Grants
The following table summarizes information regarding phantom unit awards to independent directors of the General Partner (the “Director Grants”) under the LTIP:

	Time-Based Phantom Units
	Units	Weighted-Average Grant Date Fair Value (per unit)(1)
Nonvested December 31, 2020	14,987	$38.37
Granted	14,234	$48.48
Vested	(12,112)	$37.98
Nonvested June 30, 2021	17,109	$47.05
(1) Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
In January 2021 and April 2021, Director Grants valued at $0.6 million and $0.1 million, respectively, and which vest on the first anniversary of the grant date in January and April 2022, respectively, were granted.

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
The computation of net income (loss) available per limited partner unit is as follows:

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Common Units	Incentive Distribution Rights	Total	Common Units	Incentive Distribution Rights	Total
Distributions declared	$36,687	$10,708	$47,395	$68,113	$19,030	$87,143
Earnings less than distributions	(45,657)	—	(45,657)	(87,809)	—	(87,809)
Net (loss) income available to partners	$(8,970)	$10,708	$1,738	$(19,696)	$19,030	$(666)
Weighted-average units outstanding—basic and diluted	41,234			40,587
Net loss per limited partner unit—basic and diluted	$(0.22)			$(0.49)

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Common Units	Incentive Distribution Rights	Total	Common Units	Incentive Distribution Rights	Total
Distributions declared	$30,422	$7,471	$37,893	$53,278	$10,929	$64,207
Earnings less than distributions	(30,290)	—	(30,290)	(49,794)	—	(49,794)
Net income available to partners	$132	$7,471	$7,603	$3,484	$10,929	$14,413
Weighted-average units outstanding—basic and diluted	34,082			33,816
Net income per limited partner unit—basic and diluted	$—			$0.10
(16) Subsequent Event
Common Control Transaction
On July 1, 2021, our sponsor contributed to us all of the limited liability company interests in Lucedale, which owns a wood pellet production plant under construction in Lucedale, Mississippi, Enviva Port of Pascagoula, LLC, which owns a deep-water marine terminal under construction in Pascagoula, Mississippi, Enviva Development Finance Company, LLC, and three long-term, take-or-pay off-take contracts with creditworthy Japanese counterparties for a purchase price of $260.0 million, subject to certain adjustments. The purchase price was funded with a combination of proceeds from the issuance of common units in June 2021 and borrowings under the senior secured credit facility on July 1, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise stated or the context otherwise indicates, all references to “we,” “us,” “our,” the “Partnership” or similar expressions refer to Enviva Partners, LP, including its consolidated subsidiaries. References to “our sponsor” refer to Enviva Holdings, LP and, where applicable, its wholly owned subsidiaries Enviva MLP Holdco, LLC and Enviva Development Holdings, LLC. References to our “General Partner” refer to Enviva Partners GP, LLC, a wholly owned subsidiary of Enviva Holdings, LP. References to “Enviva Management Company” refer to Enviva Management Company, LLC, a wholly owned subsidiary of Enviva Holdings, LP, and its affiliates who provide services to the Partnership, and references to “our employees” refer to the employees of Enviva Management Company.
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
Business Overview
We aggregate a natural resource, wood fiber and process it into a transportable form, wood pellets. We sell a significant majority of our wood pellets through long-term, take-or-pay off-take contracts with creditworthy customers in the United Kingdom, Europe and increasingly in Japan. As of June 30, 2021, we owned and operated nine plants (collectively, “our plants”) with a combined production capacity of approximately 5.3 million metric tons (“MT”) of wood pellets per year (“MTPY”) in Virginia, North Carolina, South Carolina, Georgia, Florida and Mississippi, the production of which is fully contracted through 2025. On July 1, 2021, we acquired from our sponsor a wood pellet production plant in Lucedale, Mississippi, a deep-water marine terminal in Pascagoula, Mississippi and three long-term, take-or-pay off-take contracts with creditworthy Japanese counterparties. We export wood pellets through our wholly owned dry-bulk, deep-water marine terminal at the Port of Chesapeake, Virginia (the “Chesapeake terminal”) and terminal assets at the Port of Wilmington, North Carolina and from third-party deep-water marine terminals in Savannah, Georgia, Mobile, Alabama and Panama City, Florida. All of our facilities are located in geographic regions with low input costs and favorable transportation logistics. Owning these cost-advantaged assets, the output from which is fully contracted, in a rapidly expanding industry provides us with a platform to generate stable and growing cash flows. Our plants are sited in robust fiber baskets providing stable pricing for the low-grade fiber used to produce wood pellets. Our raw materials are byproducts of traditional timber harvesting, principally low-value wood materials, such as trees generally not suited for sawmilling or other manufactured forest products, and tree tops and limbs, understory, brush and slash that are generated in a harvest.
Our strategy is to fully contract the wood pellet production from our plants under long-term, take-or-pay off-take contracts with a diversified and creditworthy customer base. Our long-term off-take contracts typically provide for fixed-price deliveries that may include provisions that escalate the price over time and provide for other margin protection. During 2021, production capacity from our wood pellet production plants and wood pellets sourced from our affiliates and third parties were approximately equal to the contracted volumes under our existing long-term, take-or-pay off-take contracts. Our long-term, take-or-pay off-take contracts provide for a product sales backlog of $16.0 billion and have a total weighted-average remaining term of 13.2 years from July 1, 2021. Under our current product sales backlog, our plants are fully contracted through 2025. Assuming all volumes under the firm and contingent long-term off-take contracts held by our sponsor were included with our product sales backlog for firm and contingent contracted product sales, our product sales backlog would increase to $20.4 billion and the total weighted-average remaining term from July 1, 2021 would increase to 14.4 years.
Our customers primarily use our wood pellets as a substitute fuel for coal in dedicated biomass or co-fired coal power plants. Wood pellets serve as a suitable “drop-in” alternative to coal because of their comparable heat content, density and form. Due to the uninterruptible nature of our customers’ fuel consumption, our customers require a reliable supply of wood pellets that meet stringent product specifications. We have built our operations and assets to deliver and certify the highest levels of product quality and our proven track record of reliable deliveries enables us to charge premium prices for this certainty. In addition to our customers’ focus on the reliability of supply, they are concerned about the combustion efficiency of the wood pellets and their safe handling. Because combustion efficiency is a function of energy density, particle size distribution, ash/inert content and moisture, our customers require that we supply wood pellets meeting minimum criteria for a variety of specifications and, in some cases, provide incentives for exceeding our contract specifications.
Recent Developments
Lucedale-Pascagoula Acquisitions
On July 1, 2021, we completed the purchase from our sponsor of a wood pellet production plant in Lucedale, Mississippi (the “Lucedale plant”), a deep-water marine terminal in Pascagoula, Mississippi (the “Pascagoula terminal”) and three long-term, take-or-pay off-take contracts with creditworthy Japanese counterparties (the “Associated Off-Take Contracts”), which we refer to collectively as the “Lucedale-Pascagoula Acquisitions.” The purchase price for the Lucedale-Pascagoula Acquisitions was $260.0 million, subject to certain adjustments. We expect to invest approximately $85.0 million in remaining construction capital expenditures in the Lucedale plant and Pascagoula terminal, representing a total investment of $345.0 million in the Lucedale-Pascagoula Acquisitions.
The Lucedale-Pascagoula Acquisitions increase our production capacity by 14% and increase our deep-water marine terminal throughput capacity by 38%. The Associated Off-Take Contracts represent incremental deliveries of 630,000 MTPY of wood pellets to Japan, have an aggregate weighted-average contract life of 15 years and add a total sales backlog of $1.9 billion to our portfolio.
The Lucedale plant, which will have a production capacity of approximately 750,000 MTPY of wood pellets, is permitted to produce 1.1 million MTPY. Its production will be transported via rail service to the Pascagoula terminal. The Pascagoula terminal is expected to have total throughput capacity of 3.0 million MTPY when fully constructed, allowing for throughput from multiple plants.
On the date of the Lucedale-Pascagoula Acquisitions:
•We entered into a make-whole agreement with our sponsor, pursuant to which (1) our sponsor agreed to guarantee certain cash flows for construction cost overruns and production shortfalls and guarantee a minimum throughput volume at the Pascagoula terminal and (2) we agreed to reimburse our sponsor for any excess wood pellet production for full calendar quarters from July 1, 2021 through September 30, 2022, or, if the Lucedale plant becomes operational on the first day of a quarter, then through the four quarters following such date.
•We and Enviva Management Company entered into an agreement pursuant to which (1) Enviva Management Company agreed to waive an aggregate of approximately $53.0 million in management services and other fees that otherwise would be owed by us under a management services agreement (“MSA”) with Enviva Management Company with respect to the period from July 1, 2021 through December 31, 2023 and (2) Enviva Management Company agreed to continue to waive certain management services and other fees up to approximately $4.0 million from January 1, 2022 through December 31, 2024 unless and until the Lucedale plant’s production volumes equal or exceed 62,500 MT in any calendar month, in each case to provide cash flow support to us.
•We entered into an interim services agreement (the “Lucedale ISA”) with Enviva Lucedale Operator, LLC, a wholly owned subsidiary of our sponsor (“Lucedale Operator”), pursuant to which Lucedale Operator, as an independent contractor, agreed to manage, operate, maintain and repair the Lucedale plant and provide other services to us for the period from July 1, 2021 through June 30, 2022 in exchange for a fixed fee per MT of wood pellets produced by the Lucedale plant during such period and delivered at place to the Pascagoula terminal. Under and during the term of the Lucedale ISA, Lucedale Operator agreed to (1) pay all operating and maintenance expenses at the Lucedale plant, (2) cover all reimbursable general and administrative expenses associated with the Lucedale plant and (3) pay other costs and expenses incurred by the Lucedale plant to produce and sell the wood pellets delivered to the Pascagoula terminal from the Lucedale plant. Our sponsor guarantees all obligations of Lucedale Operator under the Lucedale ISA.
Issuance of Common Units
In June 2021, we issued 4,925,000 common units at a price of $45.50 per common unit for total net proceeds of $214.5 million, after deducting $9.5 million of issuance costs. The net proceeds partially financed the Lucedale-Pascagoula Acquisitions as well as our development activities to expand our wood pellet production plants in Sampson, North Carolina, Hamlet, North Carolina, and Cottondale, Florida (collectively the “Multi-Plant Expansions”).

Financing Activities
In April 2021, we amended our senior secured revolving credit facility to increase the revolving credit commitments from $350.0 million to $525.0 million, extend the maturity from October 2023 to April 2026, increase the letter of credit commitment from $50.0 million to $80.0 million and reduce the cost of borrowing by 25 basis points.
Development Activities
We have completed the recent expansion project of our Northampton, North Carolina wood pellet production plant and we are commissioning the recent expansion project at our Southampton, Virginia wood pellet production plant (the “Mid-Atlantic Expansions”). We continue to expect each plant to reach its expanded nameplate production capacity of approximately 750,000 and 760,000 MTPY, respectively, by the end of 2021.
We expect to invest approximately $50.0 million in the aggregate for the Multi-Plant Expansions to de-bottleneck manufacturing processes, eliminate certain costs and increase production capacity. We expect to fund the Multi-Plant Expansions in accordance with our 50/50 equity/debt capital structure and to complete the Multi-Plant Expansions by the end of 2022, subject to receiving the necessary permits.
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
Outbreak of the Novel Coronavirus
The outbreak of a novel strain of coronavirus (“COVID-19”) has significantly adversely impacted global markets and continues to present global public health and economic challenges. Although the full impact of COVID-19 remains unknown, to date, our operations have not been materially impacted by the outbreak.
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
Factors Impacting Comparability of Our Financial Results
Waycross
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
The Georgia Biomass Acquisition was recorded as a business combination and accounted for using the acquisition method. Assets acquired and liabilities assumed were recognized at fair value on the acquisition date of July 31, 2020, and the difference between the fair value of consideration transferred, which excludes acquisition-related costs, and the fair values of the identified net assets acquired, was recognized as goodwill. For more information regarding the Georgia Biomass Acquisition, see Note 1, Description of Business and Basis of Presentation-Waycross.
Greenwood
On July 1, 2020, we acquired from our sponsor all of the limited liability company interests in Enviva Pellets Greenwood Holdings II, LLC (“Greenwood Holdings II”), the indirect owner of Enviva Pellets Greenwood, LLC, which owns the Greenwood plant, for a purchase price of $129.7 million, after accounting for certain adjustments and assumption of a $40.0 million third-party promissory note bearing interest at 2.5% per year that we assumed at closing (such transaction, the “Greenwood Drop-Down”). The Greenwood Drop-Down was an asset acquisition between entities under common control and accounted for on the carryover basis of accounting. Accordingly, the consolidated financial statements for the period beginning July 1, 2020 reflect the acquisition, see Note 1, Description of Business and Basis of Presentation-Basis of Presentation-Greenwood.
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
On the date of the Greenwood Drop-Down:
•We entered into a make-whole agreement with our sponsor, pursuant to which our sponsor agreed to reimburse us for any construction costs incurred for the planned expansion of the Greenwood plant in excess of $28.0 million.
•We entered into an agreement with Enviva Management Company pursuant to which (1) Enviva Management Company agreed to waive an aggregate of approximately $37.0 million in management services and other fees that otherwise would be owed by us under an MSA with respect to the period from the closing of the Greenwood Drop-Down through the fourth quarter of 2021 and (2) Enviva Management Company agreed to continue to waive certain management services and other fees during 2022 unless and until the Greenwood plant’s production volumes equal or exceed 50,000 MT in any calendar month, in each case, to provide cash flow support to us during the planned expansion of the Greenwood plant (the “Greenwood MSA Fee Waiver”). During the three months ended June 30, 2021, $5.0 million of MSA fees were waived and was included in cost of goods sold. During the six months ended June 30, 2021, $13.0 million of MSA fees were waived, of which $8.1 million was included in cost of goods sold and $4.9 million was included in related-party management services fees in general and administrative expenses.
How We Evaluate Our Operations
Adjusted Net Income
We define adjusted net income as net income excluding interest expense associated with incremental borrowings related to a fire that occurred in February 2018 at the Chesapeake terminal (the “Chesapeake Incident”) and Hurricanes Florence and Michael (the “Hurricane Events”), early retirement of debt obligation, and acquisition and integration and other costs, adjusting for the effect of certain sales and marketing, scheduling, sustainability, consultation, shipping, and risk management services

(collectively, “Commercial Services”), and including certain non-cash waivers of fees for management services provided to us by our sponsor (collectively, “MSA Fee Waivers”). We believe that adjusted net income enhances investors’ ability to compare the past financial performance of our underlying operations with our current performance separate from certain items of gain or loss that we characterize as unrepresentative of our ongoing operations.
Adjusted Gross Margin and Adjusted Gross Margin per Metric Ton
We define adjusted gross margin as gross margin excluding loss on disposal of assets, depreciation and amortization, changes in unrealized derivative instruments related to hedged items included in gross margin, non-cash unit compensation expenses, and acquisition and integration costs and other, adjusting for the effect of Commercial Services, and including MSA Fee Waivers. We define adjusted gross margin per metric ton as adjusted gross margin per metric ton of wood pellets sold. We believe adjusted gross margin and adjusted gross margin per metric ton are meaningful measures because they compare our revenue-generating activities to our operating costs for a view of profitability and performance on a total-dollar and a per-metric ton basis. Adjusted gross margin and adjusted gross margin per metric ton will primarily be affected by our ability to meet targeted production volumes and to control direct and indirect costs associated with procurement and delivery of wood fiber to our wood pellet production plants and our production and distribution of wood pellets.
Adjusted EBITDA
We define adjusted EBITDA as net income excluding depreciation and amortization, interest expense, income tax expense (benefit), early retirement of debt obligations, non-cash unit compensation expense, loss on disposal of assets, changes in unrealized derivative instruments related to hedged items included in gross margin and other income and expense, and acquisition and integration costs and other, adjusting for the effect of Commercial Services, and including MSA Fee Waivers. Adjusted EBITDA is a supplemental measure used by our management and other users of our financial statements, such as investors, commercial banks and research analysts, to assess the financial performance of our assets without regard to financing methods or capital structure.
Distributable Cash Flow
We define distributable cash flow as adjusted EBITDA less maintenance capital expenditures, cash income tax expenses, and interest expense net of amortization of debt issuance costs, debt premium, original issue discounts, and the impact from incremental borrowings related to the Chesapeake Incident and Hurricane Events. We use distributable cash flow as a performance metric to compare our cash-generating performance from period to period and to compare the cash-generating performance for specific periods to the cash distributions (if any) that are expected to be paid to our unitholders. We do not rely on distributable cash flow as a liquidity measure.
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

Results of Operations
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

	Three Months Ended June 30,		Change
	2021	2020
	(in thousands)
Product sales	$271,242	$155,651	$115,591
Other revenue (1)	13,800	12,061	1,739
Net revenue	285,042	167,712	117,330
Cost of goods sold (1)	234,155	124,407	109,748
Loss on disposal of assets	1,704	640	1,064
Depreciation and amortization	21,869	14,986	6,883
Total cost of goods sold	257,728	140,033	117,695
Gross margin	27,314	27,679	(365)
General and administrative expenses	2,587	2,096	491
Related-party management services agreement fee	9,246	6,947	2,299
Total general and administrative expenses	11,833	9,043	2,790
Income from operations	15,481	18,636	(3,155)
Interest expense	(12,647)	(10,124)	(2,523)
Other expense	(165)	(41)	(124)
Net income before income tax expense	2,669	8,471	(5,802)
Income tax expense	24	—	24
Net income	2,645	8,471	(5,826)
Less net income attributable to noncontrolling interest	57	—	57
Net income attributable to Enviva Partners, LP	$2,588	$8,471	$(5,883)
(1) See Note 11, Related-Party Transactions
Net Revenue
Revenue related to product sales for wood pellets produced or procured by us increased to $271.2 million for three months ended June 30, 2021 from $155.7 million for three months ended June 30, 2020. The $115.6 million, or 74%, increase was primarily attributable to a 61% increase in product sales volumes and improved pricing based on contract mix, offset by approximately $1.1 million less in unrealized and realized gains from the fair value of foreign currency derivative instruments, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.
Other revenue for the three months ended June 30, 2021 and 2020 included $12.3 million and $8.9 million, respectively, in payments to us for adjusting deliveries under our take-or-pay off-take contracts, which otherwise would have been included in product sales. Other revenue for the three months ended June 30, 2020 also included $1.9 million from the Commercial Services. During the three months ended June 30, 2021 and 2020 the $12.3 million and $10.8 million in other revenue was recognized under a breakage model based on when the pellets would have been loaded.
Cost of goods sold
Total cost of goods sold increased to $257.7 million for the three months ended June 30, 2021 from $140.0 million for the three months ended June 30, 2020, primarily as a result of higher finished product costs given increased product sales volumes, a greater percentage of the sales volumes being volumes procured from third parties, costs incurred during the commissioning of expansion projects and an increase in depreciation and amortization expense associated with the Greenwood Drop-Down and the Georgia Biomass Acquisition.

Gross margin was $27.3 million for the three months ended June 30, 2021 as compared to $27.7 million for the three months ended June 30, 2020, a decrease of $0.4 million, or 1%.
Adjusted gross margin and adjusted gross margin per metric ton

	Three Months Ended June 30,
	2021	2020	Change
	(in thousands, except per metric ton)
Reconciliation of gross margin to adjusted gross margin and adjusted gross margin per metric ton:
Gross margin	$27,314	$27,679	$(365)
Loss on disposal of assets	1,704	640	1,064
Non-cash unit compensation expense	472	473	(1)
Depreciation and amortization	21,869	14,986	6,883
Changes in unrealized derivative instruments	(362)	121	(483)
MSA Fee Waivers	5,000	—	5,000
Acquisition and integration costs and other	72	—	72
Commercial Services	—	(1,882)	1,882
Adjusted gross margin	$56,069	$42,017	$14,052
Metric tons sold	1,367	848	519
Adjusted gross margin per metric ton	$41.02	$49.55	$(8.53)
We earned an adjusted gross margin of $56.1 million, or $41.02 per MT, for the three months ended June 30, 2021 compared to $42.0 million, or $49.55 per MT, for the three months ended June 30, 2020. The increase in adjusted gross margin was primarily attributable to higher product sales volumes and higher pricing due to customer contract mix, which were partially offset by higher cost of goods sold as described above. The decrease in adjusted gross margin per ton was primarily attributable to the factors impacting adjusted gross margin.
General and administrative expenses
Total general and administrative expenses were $11.8 million for the three months ended June 30, 2021 and $9.0 million for the three months ended June 30, 2020. The $2.8 million increase in total general and administrative expenses is primarily due to our increased size and activities resulting from the acquisitions in July 2020 and non-cash unit-based compensation between the three months ended June 30, 2021 compared to the three months ended June 30, 2020.
Interest expense
We incurred $12.6 million of interest expense during three months ended June 30, 2021 and $10.1 million during the three months ended June 30, 2020. The increase in interest expense from the prior year was primarily attributable to an increase in borrowings as a result of our acquisitions in July 2020 compared to the three months ended June 30, 2020.
Income tax
We recorded an insignificant income tax expense during the three months ended June 30, 2021 related to an entity acquired in the Georgia Biomass Acquisition.

Adjusted net income

	Three Months Ended June 30,
	2021	2020	Change
	(in thousands)
Reconciliation of net income to adjusted net income:
Net income	$2,645	$8,471	$(5,826)
Acquisition and integration costs and other	869	—	869
MSA Fee Waivers	6,302	1,572	4,730
Interest expense from incremental borrowings related to Chesapeake Incident and Hurricane Events	—	548	(548)
Commercial Services	—	(1,882)	1,882
Adjusted net income	$9,816	$8,709	$1,107
We generated adjusted net income of $9.8 million for the three months ended June 30, 2021 compared to $8.7 million for the three months ended June 30, 2020. The increase in adjusted net income for the three months ended June 30, 2021 was primarily attributable to the decrease in net income from the three months ended June 30, 2020, which was mainly driven by an increase in depreciation and amortization expense, offset by the increase attributable to MSA Fee Waivers compared to the three months ended June 30, 2020.
Adjusted EBITDA

	Three Months Ended June 30,
	2021	2020	Change
	(in thousands)
Reconciliation of net income to adjusted EBITDA:
Net income	$2,645	$8,471	$(5,826)
Add:
Depreciation and amortization	22,343	15,297	7,046
Interest expense	12,647	10,124	2,523
Income tax expense	24	—	24
Non-cash unit compensation expense	2,702	2,098	604
Loss on disposal of assets	1,704	640	1,064
Changes in unrealized derivative instruments	(362)	121	(483)
MSA Fee Waivers	6,302	1,572	4,730
Acquisition and integration costs and other	869	957	(88)
Commercial Services	—	(1,882)	1,882
Adjusted EBITDA	$48,874	$37,398	$11,476
We generated adjusted EBITDA of $48.9 million for the three months ended June 30, 2021 compared to $37.4 million for the three months ended June 30, 2020. The $11.5 million increase was primarily attributable to the factors described above under the heading “Adjusted gross margin and adjusted gross margin per metric ton.”

Distributable cash flow
The following is a reconciliation of adjusted EBITDA to distributable cash flow:

	Three Months Ended June 30,
	2021	2020	Change
	(in thousands)
Adjusted EBITDA	$48,874	$37,398	$11,476
Less:
Interest expense, net of amortization of debt issuance costs, debt premium, original issue discount, and impact from incremental borrowings related to Chesapeake Incident and Hurricane Events	11,992	9,169	2,823
Maintenance capital expenditures	3,940	2,311	1,629
Distributable cash flow attributable to Enviva Partners, LP	32,942	25,918	7,024
Less: Distributable cash flow attributable to incentive distribution rights	10,708	7,471	3,237
Distributable cash flow attributable to Enviva Partners, LP limited partners	$22,234	$18,447	$3,787
Results of Operations
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

	Six Months Ended June 30,		Change
	2021	2020
	(in thousands)
Product sales	$495,772	$353,504	$142,268
Other revenue (1)	30,314	18,685	11,629
Net revenue	526,086	372,189	153,897
Cost of goods sold (1)	430,794	287,025	143,769
Loss on disposal of assets	3,348	1,552	1,796
Depreciation and amortization	42,321	28,626	13,695
Total cost of goods sold	476,463	317,203	159,260
Gross margin	49,623	54,986	(5,363)
General and administrative expenses	5,087	3,859	1,228
Related-party management services agreement fee	18,016	14,636	3,380
Total general and administrative expenses	23,103	18,495	4,608
Income from operations	26,520	36,491	(9,971)
Interest expense	(25,279)	(20,518)	(4,761)
Other (expense) income	(54)	131	(185)
Net income before income tax expense	1,187	16,104	(14,917)
Income tax expense	7	—	7
Net income	1,180	16,104	(14,924)
Less net income attributable to noncontrolling interest	82	—	82
Net income attributable to Enviva Partners, LP	$1,098	$16,104	$(15,006)
(1) See Note 11, Related-Party Transactions
Net Revenue
Revenue related to product sales for wood pellets produced or procured by us increased to $495.8 million for the six months ended June 30, 2021 from $353.5 million for six months ended June 30, 2020. The $142.3 million, or 40%, increase was primarily attributable to a 36% increase in product sales volumes and improved pricing based on contract mix, offset by a decrease of approximately $10.2 million in unrealized and realized gains from the fair value of foreign currency derivative instruments, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.
Other revenue for the six months ended June 30, 2021 and 2020 included $28.4 million and $8.9 million, respectively, in payments to us for adjusting deliveries under our take-or-pay off-take contracts, which otherwise would have been included in product sales. During the six months ended June 30, 2021 and 2020 the $28.4 million and $13.0 million in other revenue was recognized under a breakage model based on when the pellets otherwise would have been loaded. Other revenue for the six months ended June 30, 2020 also included $4.1 million from Commercial Services.
Cost of goods sold
Total cost of goods sold increased to $476.5 million for the six months ended June 30, 2021 from $317.2 million for the six months ended June 30, 2020, primarily as a result of higher finished product costs given increased product sales volumes, a greater percentage of the sales volumes being volumes procured from third parties, costs incurred during the commissioning of expansion projects and an increase in depreciation and amortization expense associated with the Greenwood Drop-Down and the Georgia Biomass Acquisition.
Gross margin was $49.6 million for the six months ended June 30, 2021 as compared to $55.0 million for the six months ended June 30, 2020, a decrease of $5.4 million, or 10%. The $5.4 million decrease in gross margin was principally attributable to increases in total cost of goods sold described above, an increase in depreciation and amortization expense associated with the acquisitions in July 2020 and a decrease in unrealized gains from the fair value of derivative instruments, offset by an increase in product sales volumes during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.
Adjusted gross margin and adjusted gross margin per metric ton

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands, except per metric ton)
Reconciliation of gross margin to adjusted gross margin and adjusted gross margin per metric ton:
Gross margin	$49,623	$54,986	$(5,363)
Loss on disposal of assets	3,348	1,552	1,796
Non-cash unit compensation expense	944	944	—
Depreciation and amortization	42,321	28,626	13,695
Changes in unrealized derivative instruments	798	(6,674)	7,472
MSA Fee Waivers	8,059	—	8,059
Acquisition and integration costs and other	72	—	72
Commercial Services	—	(4,139)	4,139
Adjusted gross margin	$105,165	$75,295	$29,870
Metric tons sold	2,516	1,852	664
Adjusted gross margin per metric ton	$41.80	$40.66	$1.14
We earned adjusted gross margin of $105.2 million, or $41.80 per MT, for the six months ended June 30, 2021 compared to $75.3 million, or $40.66 per MT, for the six months ended June 30, 2020. The increase in adjusted gross margin was primarily attributable to higher product sales volume and higher pricing due to customer contract mix, which were partially offset by higher cost of goods sold as described above.
General and administrative expenses
Total general and administrative expenses were $23.1 million for the six months ended June 30, 2021 and $18.5 million for the six months ended June 30, 2020. The $4.6 million increase in total general and administrative expenses is primarily due to our increased size and activities resulting from the acquisitions in July 2020 and non-cash unit-based compensation during the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Interest expense
We incurred $25.3 million of interest expense during six months ended June 30, 2021 and $20.5 million during the six months ended June 30, 2020. The increase in interest expense from the prior year was primarily attributable to an increase in borrowings as a result of our acquisitions in July 2020 compared to the six months ended June 30, 2020.
Income tax
We recorded an insignificant income tax expense during the six months ended June 30, 2021 related to an entity acquired in the Georgia Biomass Acquisition.
Adjusted net income

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
Reconciliation of net income to adjusted net income:
Net income	$1,180	$16,104	$(14,924)
Acquisition and integration costs and other	1,003	—	1,003
MSA Fee Waivers	15,025	4,757	10,268
Interest expense from incremental borrowings related to Chesapeake Incident and Hurricane Events	—	1,118	(1,118)
Commercial Services	—	(4,139)	4,139
Adjusted net income	$17,208	$17,840	$(632)
We generated adjusted net income of $17.2 million for the six months ended June 30, 2021 compared to $17.8 million for the six months ended June 30, 2020. The decrease in adjusted net income for the six months ended June 30, 2021 was primarily attributable to the decrease in net income from the six months ended June 30, 2020, which was mainly driven by an increase in depreciation and amortization expense and a decrease in gains on unrealized derivative instruments, offset by an increase attributable to MSA Fee Waivers, compared to the six months ended June 30, 2020.
Adjusted EBITDA

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
Reconciliation of net income to adjusted EBITDA:
Net income	$1,180	$16,104	$(14,924)
Add:
Depreciation and amortization	43,224	29,247	13,977
Interest expense	25,279	20,518	4,761
Income tax expense	7	—	7
Non-cash unit compensation expense	5,358	4,256	1,102
Loss on disposal of assets	3,348	1,552	1,796
Changes in unrealized derivative instruments	798	(6,674)	7,472
MSA Fee Waivers	15,025	4,757	10,268
Acquisition and integration costs and other	1,003	957	46
Commercial Services	—	(4,139)	4,139
Adjusted EBITDA	$95,222	$66,578	$28,644
We generated adjusted EBITDA of $95.2 million for the six months ended June 30, 2021 compared to $66.6 million for the six months ended June 30, 2020. The $28.6 million increase was primarily attributable to the factors described above under the heading “Adjusted gross margin and adjusted gross margin per metric ton.”

Distributable cash flow
The following is a reconciliation of adjusted EBITDA to distributable cash flow:

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
Adjusted EBITDA	$95,222	$66,578	$28,644
Less:
Interest expense, net of amortization of debt issuance costs, debt premium, original issue discount, and impact from incremental borrowings related to Chesapeake Incident and Hurricane Events	24,015	18,587	5,428
Maintenance capital expenditures	7,844	3,445	4,399
Distributable cash flow attributable to Enviva Partners, LP	63,363	44,546	18,817
Less: Distributable cash flow attributable to incentive distribution rights	19,030	10,928	8,102
Distributable cash flow attributable to Enviva Partners, LP limited partners	$44,333	$33,618	$10,715
Liquidity and Capital Resources
Overview
Our primary sources of liquidity include cash and cash equivalent balances, cash generated from operations, borrowings under our revolving credit commitments and, from time to time, debt and equity offerings. Our primary liquidity requirements are to fund working capital, service our debt, maintain cash reserves, finance growth initiatives and maintenance capital expenditures and pay distributions. We believe cash on hand, cash generated from our operations and the availability of our revolving credit commitments will be sufficient to meet our primary liquidity requirements. However, future capital expenditures, such as expenditures made in relation to acquisitions of plants or terminals and/or plant expansion projects, and other cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors beyond our control.
Our liquidity as of June 30, 2021, which included cash on hand and availability under our $525.0 million revolving credit facility, was $567.6 million.
Cash Distributions
To the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, we intend to pay to holders of our common units cash distributions of at least the minimum quarterly distribution of $0.4125 per common unit per quarter, which equates to approximately $18.6 million per quarter, or approximately $74.3 million per year, based on the number of common units outstanding as of July 23, 2021.
Financing Activities
In April 2021, we amended our senior secured revolving credit facility to increase the revolving credit commitments from $350.0 million to $525.0 million, extend the maturity from October 2023 to April 2026, increase of the letter of credit commitment from $50.0 million to $80.0 million and reduce the cost of borrowing by 25 basis points.
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
We expect to invest a total of $28.0 million to expand the Greenwood plant’s production capacity to 600,000 MTPY (the “Greenwood Expansion”), of which we have paid approximately $15.0 million through June 30, 2021. We expect to complete the expansion, which is currently underway, by year-end 2021.
We expect to invest approximately $50.0 million in connection with the Multi-Plant Expansions to de-bottleneck manufacturing processes, eliminate certain costs and increase production capacity, of which we have paid approximately $14.0 million through June 30, 2021. We expect to complete the Multi-Plant Expansions by the end of 2022, subject to receiving the necessary permits.
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
We expect to invest approximately $85.0 million in remaining construction capital expenditures in the Lucedale plant and the Pascagoula terminal during the remainder of 2021.
Our financing strategy is to fund acquisitions, drop-downs and major expansion projects with 50% equity and 50% debt.
Cash Flows
The following table sets forth a summary of our net cash flows from operating, investing and financing activities for the three months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$111,438	$53,658
Net cash used in investing activities	(72,872)	(62,608)
Net cash (used in) provided by financing activities	(5,669)	97,998
Net increase in cash, cash equivalents and restricted cash	$32,897	$89,048
Cash Provided by Operating Activities
Net cash provided by operating activities was $111.4 million and $53.7 million for the six months ended June 30, 2021 and 2020, respectively. The $57.8 million increase in cash provided by operating activities during six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to an increase of $21.3 million in net income after considering non-cash adjustments to reconcile to net cash provided by operating activities, and an increase of $36.5 million due to changes in operating assets and liabilities.
Cash Used in Investing Activities
Net cash used in investing activities was $72.9 million and $62.6 million for the six months ended June 30, 2021 and 2020, respectively. The $10.3 million increase in cash used in investing activities during six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to capital expenditures related to the Mid-Atlantic Expansions, the Greenwood Expansion, and the Multi-Plant Expansions, as well as increases in other capital expenditures resulting from our addition of two new wood pellet production plants to our fleet in July 2020.
Cash (Used in) Provided by Financing Activities
Net cash used in financing activities was $5.7 million and net cash provided by financing activities was $98.0 million for the six months ended June 30, 2021 and 2020, respectively.
The $103.7 million increase in net cash used in financing activities in 2021, as compared to 2020, is primarily attributable to $120.0 million in repayments on the senior secured revolving credit facility and an increase of $26.9 million in distributions to unitholders, distribution equivalent rights and incentive distribution rights holder, partially offset by $40.0 million in payments in relation to the Hamlet JV Drop-Down during the six months ended June 30, 2020.
Off‑Balance Sheet Arrangements
As of June 30, 2021, we did not have any off‑balance sheet arrangements.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)‑15(e) and 15(d)‑15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our General Partner. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2021.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
EXHIBIT INDEX

Exhibit Number	Exhibit
2.1	Contribution Agreement, dated June 3, 2021, by and among Enviva Development Holdings, LLC, Enviva, LP, and Enviva Holdings, LP (Exhibit 2.1, Form 8-K filed June 7, 2021, File No. 001-37363)
3.1	Certificate of Limited Partnership of Enviva Partners, LP (Exhibit 3.1, Form S‑1 Registration Statement filed October 28, 2014, File No. 333‑199625)
3.2	First Amended and Restated Agreement of Limited Partnership of Enviva Partners, LP, dated May 4, 2015, by Enviva Partners GP, LLC (Exhibit 3.1, Form 8‑K filed May 4, 2015, File No. 001‑37363)
3.3
Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Enviva Partners, LP, effective as of December 18, 2017, by Enviva Partners GP, LLC (Exhibit 3.1, Form 8-K filed December 21, 2017)

3.4	Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Enviva Partners, LP, effective as of January 1, 2019 (Exhibit 3.4, Form 10-K filed February 27, 2020)
10.1	Sixth Amendment to Credit Agreement, dated as of April 16, 2021 (Exhibit 10.1, Form 8-K filed April 20, 2021, File No. 001-37363)
10.2†
Management Services Agreement Fee Waiver, dated July 1, 2021, by and among Enviva Partners, LP, Enviva Partners GP, LLC and the other parties named therein (Exhibit 10.1, Form 8-K filed July 1, 2021, File No. 001-37363)

10.3†	Make-Whole Agreement, dated July 1, 2021, by and between Enviva Holdings, LP and Enviva, LP. (Exhibit 10.2, Form 8-K filed July 1, 2021, File No. 001-37363)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101
The following financial information from Enviva Partners, LP’s Annual Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Partners’ Capital, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)
____________________________________________
*    Filed herewith.
**    Furnished herewith.
†    Management Contract or Compensatory Plan or Arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ENVIVA PARTNERS, LP

	By:	Enviva Partners GP, LLC, as its sole general partner

Date: July 28, 2021	By:	/s/ SHAI S. EVEN
Shai S. Even
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)