Form 10-Q
period 2021-09-30
Enviva Partners, LP
filed 2021-11-04
CIK 1592057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of October 29, 2021, 61,017,303 common units were outstanding.

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
•our ability to successfully negotiate, complete and integrate acquisitions, including the associated contracts, or to realize the anticipated benefits of such acquisitions;
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
•the potential corporate conversion transaction we are considering may not occur, and even if it were to be completed, we may fail to realize the anticipated benefits; and
•viral contagions or pandemic diseases, such as COVID-19.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
ENVIVA PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except number of units)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,792	$10,004
Accounts receivable	86,889	124,212
Related-party receivables, net	6,909	2,414
Inventories	53,814	42,364
Prepaid expenses and other current assets	16,055	16,457
Total current assets	175,459	195,451
Property, plant and equipment, net	1,395,506	1,071,819
Operating lease right-of-use assets	58,421	51,434
Goodwill	99,660	99,660
Other long-term assets	10,645	11,248
Total assets	$1,739,691	$1,429,612
Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$24,698	$15,208
Accrued and other current liabilities	130,543	108,976
Interest payable	12,486	24,642
Current portion of long-term debt and finance lease obligations	11,906	13,328
Total current liabilities	179,633	162,154
Long-term debt and finance lease obligations	1,134,706	912,721
Long-term operating lease liabilities	58,566	50,074
Deferred tax liabilities, net	13,157	13,217
Other long-term liabilities	26,105	15,419
Total liabilities	1,412,167	1,153,585
Commitments and contingencies
Partners’ capital:
Limited partners:
Common unitholders—public (31,430,928 and 26,209,862 units issued and outstanding at September 30, 2021 and December 31, 2020, respectively)	555,450	424,825
Common unitholder—sponsor (13,586,375 units issued and outstanding at September 30, 2021 and December 31, 2020)	1,060	41,816
General partner (1) (no outstanding units)	(181,293)	(142,404)
Accumulated other comprehensive income (loss)	1	(18)
Total Enviva Partners, LP partners’ capital	375,218	324,219
Noncontrolling interests	(47,694)	(48,192)
Total partners’ capital	327,524	276,027
Total liabilities and partners’ capital	$1,739,691	$1,429,612
(1) Includes incentive distribution rights. See Note 18, Subsequent Event.
See accompanying notes to condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per unit amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Product sales	$229,698	$216,187	$725,470	$569,691
Other revenue (1)	7,700	9,393	38,014	28,078
Net revenue	237,398	225,580	763,484	597,769
Cost of goods sold (1)	186,019	178,088	616,813	465,113
Loss on disposal of assets	3,907	1,684	7,255	3,236
Depreciation and amortization	21,463	20,237	63,784	48,863
Total cost of goods sold	211,389	200,009	687,852	517,212
Gross margin	26,009	25,571	75,632	80,557
General and administrative expenses	5,357	6,425	10,444	10,284
Related-party management services agreement fee	10,134	6,196	28,150	20,832
Total general and administrative expenses	15,491	12,621	38,594	31,116
Income from operations	10,518	12,950	37,038	49,441
Other (expense) income:
Interest expense	(10,624)	(11,950)	(35,903)	(32,468)
Other (expense) income, net	(31)	136	(85)	267
Total other expense, net	(10,655)	(11,814)	(35,988)	(32,201)
Net (loss) income before income tax benefit	(137)	1,136	1,050	17,240
Income tax benefit	(66)	(275)	(59)	(275)
Net (loss) income	(71)	1,411	1,109	17,515
Less net income attributable to noncontrolling interest	27	—	109	—
Net (loss) income attributable to Enviva Partners, LP	$(98)	$1,411	$1,000	$17,515
Net loss per limited partner common unit:
Basic and diluted	$(0.28)	$(0.18)	$(0.77)	$(0.11)
Weighted-average number of limited partner common units outstanding:
Basic and diluted	45,015	39,767	42,079	35,814

Distributions declared per limited partner common unit	$0.8400	$0.7750	$2.4400	$2.2200

(1) See Note 13, Related-Party Transactions
See accompanying notes to condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss) Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss) income	$(71)	$1,411	$1,109	$17,515
Other comprehensive income (loss), net of tax of $0:
Reclassification of net gains on cash flow hedges realized into net income	—	—	—	(22)
Currency translation adjustment	9	(9)	19	(9)
Total other comprehensive income (loss)	9	(9)	19	(31)
Total comprehensive (loss) income	(62)	1,402	1,128	17,484
Less comprehensive income attributable to noncontrolling interest	27	—	109	—
Comprehensive (loss) income attributable to Enviva Partners, LP partners	$(89)	$1,402	$1,019	$17,484
See accompanying notes to condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Partners’ Capital
(In thousands)
(Unaudited)

		Limited Partners’ Capital
	General Partner Interest (1)	Common Units— Public		Common Units— Sponsor		Accumulated Other Comprehensive (Loss) Income	Non- controlling Interests	Total Partners Capital
		Units	Amount	Units	Amount
Partners' capital December 31, 2020	$(142,404)	26,210	$424,825	13,586	$41,816	$(18)	$(48,192)	$276,027
Distributions to unitholders, distribution equivalent and incentive distribution rights	(8,120)	—	(22,238)	—	(10,598)	—	—	(40,956)
Payments for withholding tax and number of units issued associated with Long-Term Incentive Plan vesting	(6,352)	230	(1,724)	—	—	—	—	(8,076)
Issuance of common units, net	—	—	28	—	—	—	—	28
Non-cash Management Services Agreement expenses	9,141	—	2,656	—	—	—	—	11,797
Other comprehensive income	—	—	—	—	—	14	—	14
Contribution of assets	—	—	—	—	—	—	389	389
Net income (loss)	8,120	—	(6,340)	—	(3,270)	—	25	(1,465)
Partners' capital, March 31, 2021	$(139,615)	26,440	$397,207	13,586	$27,948	$(4)	$(47,778)	$237,758
Distributions to unitholders, distribution equivalent and incentive distribution rights	(8,322)	—	(22,229)	—	(10,665)	—	—	(41,216)
Payments for withholding tax and number of units issued associated with Long-Term Incentive Plan vesting	(1,971)	57	(507)	—	—	—	—	(2,478)
Issuance of common units, net	—	4,925	214,534	—	—	—	—	214,534
Non-cash Management Services Agreement expenses	6,709	—	2,577	—	—	—	—	9,286
Other comprehensive loss	—	—	—	—	—	(4)	—	(4)
Net income (loss)	8,322	—	(3,845)	—	(1,889)	—	57	2,645
Partners' capital, June 30, 2021	$(134,877)	31,422	$587,737	13,586	$15,394	$(8)	$(47,721)	$420,525
Excess consideration over the net assets of Enviva Pellets Lucedale, LLC, Enviva Port of Pascagoula, LLC and Enviva Development Finance Company, LLC	(67,752)	—	—	—	—	—	—	(67,752)
Distributions to unitholders, distribution equivalent and incentive distribution rights	(10,708)	—	(27,004)	—	(11,073)	—	—	(48,785)
Payments for withholding tax and number of units issued associated with Long-Term Incentive Plan vesting	(135)	9	(67)	—	—	—	—	(202)
Issuance of common units, net	—	—	(49)	—	—	—	—	(49)
Non-cash Management Services Agreement expenses	21,471	—	2,378	—	—	—	—	23,849
Other comprehensive income	—	—	—	—	—	9	—	9
Net income (loss)	10,708	—	(7,545)	—	(3,261)	—	27	(71)
Partners' capital, September 30, 2021	$(181,293)	31,431	$555,450	13,586	$1,060	$1	$(47,694)	$327,524
(1) Includes incentive distribution rights. See Note 18, Subsequent Event.
See accompanying notes to condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Partners’ Capital
(In thousands)
(Unaudited)

		Limited Partners’ Capital
	General Partner Interest (1)	Common Units— Public		Common Units— Sponsor		Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Partners’ Capital
		Units	Amount	Units	Amount
Partners' capital December 31, 2019	$(101,739)	19,870	$300,184	13,586	$82,300	$23	$(48,192)	$232,576
Distributions to unitholders, distribution equivalent and incentive distribution rights	(3,289)	—	(14,798)	—	(9,172)	—	—	(27,259)
Payments for withholding tax and number of units issued associated with Long-Term Incentive Plan vesting	(3,356)	149	(371)	—	—	—	—	(3,727)
Non-cash Management Services Agreement expenses	3,484	—	2,158	—	—	—	—	5,642
Other comprehensive loss	—	—	—	—	—	(17)	—	(17)
Net income	3,289	—	2,585	—	1,759	—	—	7,633
Partners' capital, March 31, 2020	$(101,611)	20,019	$289,758	13,586	$74,887	$6	$(48,192)	$214,848
Distributions to unitholders, distribution equivalent and incentive distribution rights	(3,458)	—	(14,777)	—	(9,239)	—	—	(27,474)
Payments for withholding tax and number of units issued associated with Long-Term Incentive Plan vesting	(160)	6	17	—	—	—	—	(143)
Issuance of common units, net	—	6,154	190,813	—	—	—	—	190,813
Non-cash Management Services Agreement expenses	1,872	—	2,098	—	—	—	—	3,970
Other comprehensive loss	—	—	—	—	—	(5)	—	(5)
Net income	3,458	—	3,015	—	1,998	—	—	8,471
Partners' capital, June 30, 2020	$(99,899)	26,179	$470,924	13,586	$67,646	$1	$(48,192)	$390,480
Excess consideration over Enviva Pellets Greenwood, Holdings II, LLC net assets	(61,830)	—	—	—	—	—	—	(61,830)
Distributions to unitholders, distribution equivalent and incentive distribution rights	(7,471)	—	(21,354)	—	(10,394)	—	—	(39,219)
Payments for withholding tax and number of units issued associated with Long-Term Incentive Plan vesting	(63)	2	39	—	—	—	—	(24)
Issuance of common units, net	—	—	(228)	—	—	—	—	(228)
Non-cash Management Services Agreement expenses	9,512	—	2,299	—	—	—	—	11,811
Other comprehensive loss	—	—	—	—	—	(9)	—	(9)
Net income (loss)	7,471	—	(3,990)	—	(2,070)	—	—	1,411
Partners' capital September 30, 2020	$(152,280)	26,181	$447,690	13,586	$55,182	$(8)	$(48,192)	$302,392
(1) Includes incentive distribution rights.
See accompanying notes to condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$1,109	$17,515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,237	49,801
MSA Fee Waivers	36,150	13,963
Amortization of debt issuance costs, debt premium and original issue discounts	1,861	1,471
Loss on disposal of assets	7,255	3,236
Unit-based compensation	7,756	6,602
Fair value changes in derivatives	3,968	(3,022)
Unrealized (losses) gains on foreign currency transactions, net	(13)	73
Change in operating assets and liabilities:
Accounts and other receivables	38,138	(14,361)
Related-party activity, net	(4,674)	(6,621)
Prepaid expenses and other current and long-term assets	1,640	12,238
Inventories	(11,560)	(17,505)
Derivatives	(7,649)	(250)
Accounts payable, accrued liabilities and other current liabilities	(3,274)	16,771
Deferred revenue	(4,918)	(4,139)
Accrued interest	(15,083)	4,820
Operating lease liabilities	(4,951)	(3,832)
Other long-term liabilities	(292)	(17,570)
Net cash provided by operating activities	110,700	59,190
Cash flows from investing activities:
Purchases of property, plant and equipment	(151,023)	(76,887)
Payments in relation to the Lucedale-Pascagoula Drop-Down, net of cash acquired	(245,652)	—
Payments in relation to the Greenwood Drop-Down, net of cash acquired	—	(129,631)
Payments in relation to the Georgia Biomass Acquisition, net of cash acquired	—	(163,299)
Other	—	(3,769)
Net cash used in investing activities	(396,675)	(373,586)
Cash flows from financing activities:
Proceeds from senior secured revolving credit facility, net	224,500	105,000
Proceeds from debt issuance	—	155,625
Principal payments on other long-term debt and finance lease obligations	(9,235)	(3,708)
Cash paid related to debt issuance costs and deferred offering costs	(1,639)	(3,838)
Proceeds from common unit issuances, net	214,831	191,113
Payments in relation to the Hamlet Drop-Down	—	(40,000)
Distributions to unitholders, distribution equivalent rights and incentive distribution rights holder	(129,938)	(93,634)
Payment for withholding tax associated with Long-Term Incentive Plan vesting	(10,756)	(3,869)
Net cash provided by financing activities	287,763	306,689
Net increase (decrease) in cash, cash equivalents and restricted cash	1,788	(7,707)
Cash, cash equivalents and restricted cash, beginning of period	10,004	9,053
Cash, cash equivalents and restricted cash, end of period	$11,792	$1,346
See accompanying notes to condensed consolidated financial statements.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Non-cash investing and financing activities:
Property, plant and equipment acquired included in accounts payable and accrued liabilities	$16,411	$18,270
Supplemental information:
Interest paid, net of capitalized interest	$20,545	$22,666
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
As of September 30, 2021, we own and operate nine industrial-scale wood pellet production plants located in the Southeast United States and are constructing a tenth plant in Lucedale, Mississippi (the “Lucedale plant”). In addition to the volumes from our plants, we also procure wood pellets from third parties. We export our wood pellet production from our wholly owned deep-water marine terminals at the Port of Chesapeake, Virginia and the Port of Wilmington, North Carolina (the “Wilmington terminal”) and third-party deep-water marine terminals in Mobile, Alabama, Panama City, Florida and Savannah, Georgia. We are constructing a deep-water marine terminal at the Port of Pascagoula, Mississippi (the “Pascagoula terminal”).
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
The unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2020, which include the names of legal entities that are our subsidiaries, entities of which we are a subsidiary or to which we are a related party, and which also include defined terms used in the unaudited financial statements. During 2021, the following entities became our wholly owned subsidiaries: Enviva Pellets Lucedale, LLC (“Lucedale”), Enviva Port of Pascagoula, LLC (“Pascagoula”) and Enviva Development Finance Company, LLC (“Development Finance”).
Reclassification
Certain prior year amounts have been reclassified to conform to current period presentation on the condensed consolidated statements of operations and statements of cash flows.
Lucedale-Pascagoula Drop-Down
On July 1, 2021, we acquired from our sponsor all of the issued and outstanding limited liability company interests in Lucedale, Pascagoula and Development Finance, three long-term take-or-pay off-take contracts and related shipping contracts (the “Lucedale-Pascagoula Drop-Down”) for a purchase price of $259.5 million, after accounting for certain adjustments.
Lucedale and Pascagoula are constructing the Lucedale plant and Pascagoula terminal, respectively. The three off-take agreements represent incremental deliveries of 630,000 MTPY to Japan, mature between 2034 and 2044 and have an aggregate revenue backlog of $1.9 billion. The related shipping contracts will facilitate the transportation of incremental deliveries under the off-take contracts. See Note 3, Transactions Between Entities Under Common Control.
Greenwood Drop-Down
On July 1, 2020, we acquired from our sponsor all of the limited liability company interests in Enviva Pellets Greenwood Holdings II, LLC, the indirect owner of Enviva Pellets Greenwood, LLC (“Greenwood”), which owns a wood pellet production plant located in Greenwood, South Carolina (the “Greenwood plant”), for a purchase price of $129.7 million, after accounting for certain adjustments (such transaction, the “Greenwood Drop-Down”). The Greenwood Drop-Down was an asset acquisition

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)
between entities under common control and accounted for on the carryover basis of accounting. Accordingly, we recorded net assets of $67.8 million as of July 1, 2020 to reflect the Greenwood Drop-Down.
Georgia Biomass Acquisition
On July 31, 2020, we acquired all of the limited liability company interests in Georgia Biomass Holding LLC (the “Georgia Biomass Acquisition”), the owner of a wood pellet production plant located in Waycross, Georgia. The Georgia Biomass Acquisition was recorded as a business combination and accounted for using the acquisition method. Assets acquired and liabilities assumed were recognized at fair value on the acquisition date of July 31, 2020, and the difference between the consideration transferred, excluding acquisition-related costs, and the fair values of the assets acquired and liabilities assumed was recognized as goodwill. Accordingly, we recorded net identifiable assets of $150.0 million and goodwill of $14.0 million as of July 31, 2020 to reflect the Georgia Biomass Acquisition.
Hamlet JV
We own all of the issued and outstanding Class B Units in Enviva Wilmington Holdings, LLC (the “Hamlet JV”), a limited liability company owned by us and John Hancock Life Insurance Company (U.S.A.) and certain of its affiliates (collectively, as applicable, “John Hancock”). We consolidate the Hamlet JV as a variable interest entity of which we are the primary beneficiary. As managing member, we have the sole power to direct the activities that most impact the economics of the Hamlet JV. Additionally, as the Class B Units represent a controlling interest in the Hamlet JV, we account for the Hamlet JV as a consolidated subsidiary, not as a joint venture.
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
Recently Adopted Accounting Standards
On January 1, 2021, we adopted ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The adoption did not have a material impact on the financial statements.
Recently Issued Accounting Standards not yet Adopted
Currently, there are no recently issued accounting standards not yet adopted by us that we expect to be reasonably likely to materially impact our financial position, results of operations or cash flows.
(3) Transactions Between Entities Under Common Control
The Lucedale-Pascagoula Drop-Down closed on July 1, 2021, and was an asset acquisition of entities under common control where the financial statements of the acquiring entity reflect the transferred assets and liabilities at the historical cost of the parent of the entities under common control. Accordingly, the consolidated financial statements for the period beginning July 1, 2021 reflect the Lucedale-Pascagoula Drop-Down. The purchase price of $259.5 million, after accounting for certain adjustments, was paid in cash.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)
The change in net assets on July 1, 2021 from the Lucedale-Pascagoula Drop-Down included $191.8 million of net assets acquired at carryover basis. The following table outlines the changes in consolidated net assets resulting from the Lucedale-Pascagoula Drop-Down on July 1, 2021.

Assets:
Cash	$13,879
Other current assets	40
Property, plant and equipment	224,421
Operating lease right-of-use assets	9,865
Total assets	248,205

Liabilities:
Accounts payable	8,340
Related-party payables, net	810
Accrued construction in progress	19,469
Accrued and other current liabilities	2,974
Long-term operating lease liabilities	10,882
Other long-term liabilities	13,927
Total liabilities	56,402
Net assets contributed to Partnership	$191,803
The unaudited combined revenue and net (loss) income presented below have been prepared as if the Lucedale-Pascagoula Drop-Down had occurred on January 1, 2020. The unaudited pro forma financial information has been derived from the consolidated statements of operations of the Partnership and combined statements of operations for Lucedale, Pascagoula and Development Finance for the below periods. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the Lucedale-Pascagoula Drop-Down had taken place on January 1, 2020.
The unaudited pro forma combined revenue and net loss are as follows:

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020
	(unaudited)	(unaudited)
Revenue	$763,484	$875,079
Net (loss) income	(6,346)	5,512

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
Performance Obligations
As of September 30, 2021, the aggregate amount of consideration from contracts with customers allocated to the performance obligations that were unsatisfied or partially satisfied was approximately $15.6 billion. This amount excludes forward prices related to variable consideration including inflation, foreign currency and commodity prices. Also, this amount excludes the effects of the related foreign currency derivative contracts as they do not represent contracts with customers. As of October 1, 2021, we expect to recognize approximately 2.0% of our remaining performance obligations as revenue during the remainder of 2021, an additional 8.0% in 2022 and the balance thereafter. Our off-take contracts expire at various times through 2044 and our terminal services contract expires in 2021.
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
Variable consideration from our terminal services contract arises from price increases based on agreed inflation indices and from above-minimum throughput quantities or services. There was no variable consideration from our terminal services contract for the three and nine months ended September 30, 2021 and 2020.
For the three and nine months ended September 30, 2021, we recognized $0.1 million and $0.4 million, respectively, of product sales revenue related to performance obligations satisfied in previous periods. For the three months ended September 30, 2020, revenue was reduced by $0.1 million related to performance obligations satisfied in previous periods. For the nine months ended September 30, 2020, we recognized $0.1 million of revenue related to performance obligations satisfied in previous periods.
Contract Balances
Accounts receivable related to product sales as of September 30, 2021 and December 31, 2020 were $82.1 million and $108.5 million, respectively. Of these amounts, $60.9 million and $95.0 million, at September 30, 2021 and December 31, 2020, respectively, related to amounts that were not yet billable under our contracts with customers pending finalization of prerequisite billing documentation. The amounts that had not been billed are billed upon receipt of prerequisite billing documentation, where substantially all is typically billed one to two weeks after full loading of the vessel and where the remaining balance is typically billed one to two weeks after discharge of the vessel.
As of September 30, 2021 there was no deferred revenue for future performance obligations under contracts associated with off-take contracts. As of December 31, 2020, accrued and other current liabilities included $4.9 million of deferred revenue for future performance obligations under contracts associated with off-take contracts.
Other
Accrued and other current liabilities included approximately $36.3 million and $50.6 million at September 30, 2021 and December 31, 2020, respectively, for amounts associated with our product sales, consisting primarily of wood pellet purchases and distribution costs.

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
Our product sales are primarily to industrial customers located in the U.K., Denmark, Japan, Belgium and the Netherlands. Product sales to third-party customers that accounted for 10% or a greater share of consolidated product sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Customer A	25%	35%	34%	36%
Customer B	3%	10%	5%	10%
Customer C	21%	26%	19%	29%
Customer E	19%	12%	18%	5%
(6) Inventories
Inventories consisted of the following as of:

	September 30, 2021	December 31, 2020
Raw materials and work-in-process	$15,282	$12,500
Consumable tooling	22,007	21,855
Finished goods	16,525	8,009
Total inventories	$53,814	$42,364
(7) Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following as of:

	September 30, 2021	December 31, 2020
Land	$23,802	$22,611
Land improvements	61,843	60,110
Buildings	321,810	316,706
Machinery and equipment	853,376	799,881
Vehicles	3,183	3,105
Furniture and office equipment	9,816	8,202
Leasehold improvements	2,660	1,029
Property, plant and equipment	1,276,490	1,211,644
Less accumulated depreciation	(357,006)	(295,921)
Property, plant and equipment, net	919,484	915,723
Construction in progress	476,022	156,096
Total property, plant and equipment, net	$1,395,506	$1,071,819

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)
Total depreciation expense and capitalized interest related to construction in progress were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Depreciation expense	$22,179	$18,722	$65,735	$47,969
Capitalized interest related to construction in progress	4,648	1,671	8,991	4,098
Accrued amounts for property, plant and equipment and construction in progress included in accrued and other current liabilities were $23.6 million and $10.8 million at September 30, 2021 and December 31, 2020, respectively.
(8) Leases
Operating lease right-of-use assets and liabilities and finance leases consisted of the following as of:

	September 30, 2021	December 31, 2020
Operating leases:
Operating lease right-of-use assets	$58,421	$51,434

Current portion of operating lease liabilities	$3,711	$3,450
Long-term operating lease liabilities	58,566	50,074
Total operating lease liabilities	$62,277	$53,524

Finance leases:
Property plant and equipment, net	$20,355	$24,246

Current portion of long-term finance lease obligations	$7,406	$8,828
Long-term finance lease obligations	9,342	10,775
Total finance lease liabilities	$16,748	$19,603
Pascagoula leases certain real estate on which it is constructing a marine export terminal facility (the “Enviva System”). In addition, Pascagoula is party to an exclusive lease for terminal assets, on which the Enviva system will depend, to be constructed by Jackson County Port Authority (the “JCPA system”). The leases each have a 20-year term, with four five-year renewal options. Total future minimum lease payments over the 40-year life of the Enviva System lease are estimated to be $27.6 million. For the JCPA System, there are two payment options for the exclusive right to use it for what is expected to be approximately $24.0 million plus interest. The JCPA system lease is accounted for as a “build-to-suit” lease and is recorded as construction-in-progress with a related long-term liability in the consolidated balance sheet at $15.2 million as of September 30, 2021.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)
As of September 30, 2021, future minimum lease payments and the aggregate maturities of operating and finance lease liabilities were:

Years Ending December 31,	Operating Leases	Finance Leases	Total
Remainder of 2021	$2,443	$2,954	$5,397
2022	7,411	6,930	14,341
2023	7,310	3,575	10,885
2024	7,134	1,310	8,444
2025	7,128	939	8,067
Thereafter	94,285	2,669	96,954
Total lease payments	125,711	18,377	144,088
Less: imputed interest	(63,434)	(1,629)	(65,063)
Total present value of lease liabilities	$62,277	$16,748	$79,025
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
We have entered and may continue to enter into foreign currency forward contracts, purchased option contracts or other instruments to partially manage foreign currency exchange risk. We are party to pay-fixed, receive-variable interest rate swaps to hedge interest rate risk associated with our variable rate borrowings under our senior secured revolving credit facility that are not designated and accounted for as cash flow hedges.
Derivative instruments are classified as Level 2 assets or liabilities based on inputs such as spot and forward benchmark interest rates (such as LIBOR) and foreign exchange rates. The fair value of derivative instruments was as follows as of:

		Asset (Liability)
	Balance Sheet Classification	September 30, 2021	December 31, 2020
Not designated as hedging instruments:
Interest rate swaps	Accrued and other current liabilities	$(5)	$(119)

Foreign currency exchange contracts:
	Prepaid and other current assets	$1,178	$308
	Other long-term assets	469	924
	Accrued and other current liabilities	(1,515)	(2,224)
	Other long-term liabilities	(1,066)	(3,508)
Total derivatives not designated as hedging instruments		$(939)	$(4,619)

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)
Net unrealized and net realized gains and (losses) recorded to earnings were as follows:

			Three Months Ended September 30,		Nine Months Ended September 30,
Classification	Derivative Instrument		2021	2020	2021	2020
Product sales	Foreign currency derivatives	Unrealized	$4,364	$(2,616)	$3,566	$4,058
Product sales	Foreign currency derivatives	Realized	(1,141)	95	(3,658)	304
Interest expense	Interest rate swap	Unrealized	42	8	114	(159)
We enter into master netting arrangements designed to permit net settlement of derivative transactions among the respective counterparties. If we had settled all transactions with our respective counterparties at September 30, 2021, we would have had to pay a net settlement termination payment of $1.0 million, which differs insignificantly from the recorded fair value of the derivatives. We present our derivative assets and liabilities at their gross fair values.
The notional amounts of outstanding derivative instruments associated with outstanding or unsettled derivative instruments were as follows as of:

	September 30, 2021	December 31, 2020
Foreign exchange forward contracts in GBP	£85,350	£108,825
Foreign exchange purchased option contracts in GBP	£23,515	£40,365
Foreign exchange forward contracts in EUR	€12,700	€12,250
Interest rate swaps	$35,000	$70,000
(10) Fair Value Measurements
The amounts reported in the condensed consolidated balance sheets as cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, related-party receivables, net, accounts payable and accrued and other current liabilities approximate fair value because of the short-term nature of these instruments.
Derivative instruments and long-term debt including the current portion are classified as Level 2 instruments. Derivatives are classified as Level 2 as they are fair valued using inputs that are observable in active markets such as benchmark interest rates and foreign exchange rates (see Note 9, Derivative Instruments). The fair value of our 2026 Notes was determined based on observable market prices in an active market and was categorized as Level 2 in the fair value hierarchy. The fair value of our Seller Note is classified as Level 2 and is estimated on discounted cash flow analyses based on observable inputs in active markets for debt with similar terms and remaining maturities. The carrying amount of other long-term debt, which is primarily composed of the senior secured revolving credit facility that resets based on a market rate, approximates fair value.
The carrying amount and estimated fair value of long-term debt, including the current portion, were as follows as of:

	September 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2026 Notes	$747,269	$779,063	$746,875	$796,875
Seller Note	36,095	38,343	37,571	40,405
Other long-term debt	346,500	346,500	122,000	122,000
Total long-term debt	$1,129,864	$1,163,906	$906,446	$959,280

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(11) Intangibles
Intangible assets (liabilities) consisted of the following as of:

	September 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Favorable customer contracts	$700	$(185)	$515	$6,200	$(5,566)	$634
Assembled workforce	1,856	(1,607)	249	1,856	(1,249)	607
Unfavorable customer contract	(600)	159	(441)	(600)	57	(543)
Unfavorable shipping contract	(6,300)	1,357	(4,943)	(6,300)	485	(5,815)
Total intangible liabilities, net	$(4,344)	$(276)	$(4,620)	$1,156	$(6,273)	$(5,117)
(12) Long-Term Debt and Finance Lease Obligations
Long-term debt and finance lease obligations at carrying value were composed of the following as of:

	September 30, 2021	December 31, 2020
2026 Notes, net of unamortized discount, premium and debt issuance costs of $2.7 million and $3.1 million as of September 30, 2021 and December 31, 2020, respectively	$747,269	$746,875
Senior secured revolving credit facility	344,500	120,000
Seller Note, net of unamortized discount of $1.4 million and $2.4 million as of September 30, 2021 and December 31, 2020, respectively	36,095	37,571
Other loans	2,000	2,000
Finance leases	16,748	19,603
Total long-term debt and finance lease obligations	1,146,612	926,049
Less current portion of long-term debt and finance lease obligations	(11,906)	(13,328)
Long-term debt and finance lease obligations, excluding current installments	$1,134,706	$912,721
2026 Notes
As of September 30, 2021 and December 31, 2020, we were in compliance with the covenants and restrictions associated with, and no events of default existed under, the indenture dated as of December 9, 2019 governing the 2026 Notes. The 2026 Notes are guaranteed jointly and severally on a senior unsecured basis by our existing subsidiaries (excluding Enviva Partners Finance Corp.) that guarantee certain of our indebtedness and may be guaranteed by certain future restricted subsidiaries.
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
As of September 30, 2021 and December 31, 2020, we were in compliance with the covenants and restrictions associated with, and no events of default existed under, our senior secured revolving credit facility. Our obligations under the senior secured revolving credit facility are guaranteed by certain of our subsidiaries and secured by liens on substantially all of our assets; however, the senior secured revolving credit facility is not guaranteed by the Hamlet JV or secured by liens on its assets.
At September 30, 2021 and December 31, 2020, we had a $0.4 million and $0.3 million, respectively, letter of credit outstanding under our senior secured revolving credit facility.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(13) Related-Party Transactions
Related-party amounts included on the unaudited condensed consolidated statements of operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Other revenue	$—	$—	$—	$1,264
Cost of goods sold	11,704	25,361	66,290	101,357
General and administrative expenses	10,134	6,196	28,150	20,832
Management Services Agreements
We are party to management services agreements (“MSAs”) with Enviva Management Company, which provide us with operations, general administrative, management and other services. We believe the costs allocated to us have been made on a reasonable basis and are the best estimate of the costs that we would have incurred on a stand-alone basis.
Enviva Partners, LP reimburses Enviva Management Company for all direct or indirect internal or third-party expenses it incurs in connection with the provision of such services.
The Hamlet JV pays an annual management fee to Enviva Management Company. To the extent allocated costs exceed the annual management fee, the additional costs are recorded with an increase to partners’ capital. Expensed MSA fees in excess of the annual management fee, which were waived and recorded as increases to partners’ capital, were $0.6 million and $2.1 million during the three and nine months ended September 30, 2021, respectively, and $0.2 million and $1.5 million during the three and nine months ended September 30, 2020, respectively.
Related-party amounts included on the unaudited condensed consolidated balance sheets under our MSAs were as follows as of:

	September 30, 2021	December 31, 2020
Finished goods inventory	$2,216	$907
Related-party payables	5,336	8,650
Related-party amounts included on the unaudited condensed consolidated statements of operations under our MSAs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of goods sold	$20,319	$22,952	$64,784	$53,465
General and administrative expenses	10,134	6,196	28,150	20,832
Common Control Drop-Downs
Lucedale-Pascagoula Drop-Down
The following agreements were entered into on the date of the Lucedale-Pascagoula Drop-Down:
•A make-whole agreement with our sponsor, pursuant to which:
–our sponsor agreed to guarantee certain cash flows for construction cost overruns and production shortfalls and guarantee a minimum throughput volume at the Pascagoula terminal; and
–we agreed to reimburse our sponsor for an amount calculated based on excess wood pellet production volume.
•An MSA fee waiver agreement with Enviva Management Company to provide cash flow support to us during the ramp period prior to commercial operations, pursuant to which management services and other fees that otherwise would have been owed by us to Enviva Management Company were waived.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)
•An interim services agreement (“ISA”) with Enviva Lucedale Operator, LLC (“Lucedale Operator”), a wholly owned subsidiary of our sponsor, pursuant to which Lucedale Operator, as an independent contractor, agreed to manage, operate, maintain and repair the Lucedale plant and provide other services to us from the date through and including the day before the anniversary on which Lucedale has commenced commercial operations in exchange for a fixed fee per MT of wood pellets produced by the Lucedale plant during such period and delivered at place to the Pascagoula terminal. Our sponsor guarantees all obligations of Lucedale Operator under the ISA. Pursuant to the ISA, Lucedale Operator agreed to:
–pay all operating and maintenance expenses at the Lucedale plant;
–cover all reimbursable general and administrative expenses associated with the Lucedale plant; and
–pay other costs and expenses incurred by the Lucedale plant to produce and sell wood pellets delivered to the Pascagoula terminal from the Lucedale plant.
Greenwood Drop-Down
The following agreements were entered into on the date of the Greenwood Drop-Down:
•A make-whole agreement with our sponsor, pursuant to which our sponsor agreed to reimburse us for any construction costs incurred for the planned expansion of the Greenwood plant in excess of $28.0 million.
•An MSA fee waiver agreement with Enviva Management Company to provide cash flow support to us during the planned expansion of the Greenwood plant, pursuant to which Enviva Management Company waived our obligation to pay an aggregate of approximately $37.0 million in management services and other fees payable for the period from July 1, 2020 through December 31, 2021.
Hamlet Drop-Down
The following agreements were entered into on the date of the Hamlet Drop-Down:
•A make-whole agreement with our sponsor, pursuant to which:
–our sponsor agreed to reimburse us for construction cost overruns in excess of budgeted capital expenditures for the Hamlet plant, subject to certain exceptions;
–we agreed to pay to our sponsor quarterly incentive payments for any wood pellets produced by the Hamlet plant in excess of forecast production levels through June 30, 2020; and
–our sponsor agreed to retain liability for certain claims payable, if any, by the Hamlet JV.
•An MSA fee waiver agreement with Enviva Management Company to provide cash flow support to us, pursuant to which:
–Enviva Management Company waived our obligation to pay an aggregate of approximately $13.0 million of MSA fees payable from the date of the Hamlet Drop-Down through June 30, 2020;
–Enviva Management Company waived the Hamlet JV’s obligation to pay approximately $2.7 million of MSA fees payable from the date of the Hamlet Drop-Down until July 1, 2020.
•An ISA with Enviva Hamlet Operator, LLC, a wholly owned subsidiary of our sponsor (“Hamlet Operator”), pursuant to which Hamlet Operator, as an independent contractor, agreed to manage, operate, maintain and repair the Hamlet plant and provide other services to the Hamlet JV from July 1, 2019 through June 30, 2020 in exchange for a fixed fee per MT of wood pellets produced by the Hamlet plant during such period and delivered at place to the Wilmington terminal. Our sponsor guaranteed all obligations of Hamlet Operator under the ISA. Under the ISA, Hamlet Operator agreed to:
–pay all operating and maintenance expenses at the Hamlet plant;
–cover all reimbursable general and administrative expenses associated with the Hamlet plant; and

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)
–pay other costs and expenses incurred by the Hamlet plant to produce and sell the wood pellets delivered to the Wilmington terminal from the Hamlet plant.
MSA fees waived are expensed and offset as increases to partners’ capital. Make-whole amounts associated with production shortfalls are recorded as a reduction to cost of goods sold and offset to related-party receivables, while amounts associated with excess wood pellet production are recorded as increases to cost of goods sold and offset to related-party payables. Make-whole agreement amounts associated with construction in progress are recorded to construction in progress and offset as increases to partners’ capital. ISA amounts are recorded to cost of goods sold and offset as a related-party payable to Lucedale Operator or Hamlet Operator. Related-party amounts associated with agreements entered into on common control acquisition dates were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Statement of Operations	2021	2020	2021	2020
MSA Fee Waiver Agreements	Cost of goods sold and general and administrative expenses	$15,200	$9,000	$28,200	$12,500
ISAs	Cost of goods sold	—	—	—	27,857
Make-Whole Agreements	Cost of goods sold	(601)	—	(601)	(2,642)
Greenwood Contract
We were party to a contract with Greenwood to purchase wood pellets produced by the Greenwood plant through March 2022 (the “Greenwood Contract”). The Greenwood Contract was terminated on the date of the Greenwood Drop-Down. During the nine months ended September 30, 2020, we purchased $18.8 million of wood pellets from Greenwood and recorded a cost of cover deficiency fee of approximately $0.3 million from Greenwood. During the nine months ended September 30, 2020, a net purchased amount of $18.1 million related to the Greenwood contract was included in cost of goods sold.
Holdings TSA
Prior to its termination on the date of the Greenwood Drop-Down, we were party to a long-term terminal services agreement with our sponsor (the “Holdings TSA”). The Holdings TSA was amended and assigned to Greenwood and provided for deficiency payments if quarterly minimum throughput requirements were not met. During the nine months ended September 30, 2020, we recorded $1.3 million of deficiency fees from Greenwood, which were included in other revenue. We did not record deficiency fees from Greenwood during the three months ended September 30, 2020.
Shipping Subcharter Agreement and MSA Fee Waiver
During the third quarter of 2021, we entered into an agreement with our sponsor pursuant to which we agreed to make shipments of wood pellets during 2022 and 2023. As consideration, we received $4.7 million of MSA fee waivers during the three and nine months ended September 30, 2021.
Enviva FiberCo, LLC
We purchase a portion of our raw materials from Enviva FiberCo, LLC (“FiberCo”), a wholly owned subsidiary of our sponsor, including through a wood supply agreement effective July 1, 2021, whereby FiberCo committed to secure incremental stumpage inventory meeting acceptable specification requirements, above inventory levels held as of June 30, 2021, to supply certain of our plants. For all wood fiber delivered pursuant to the agreement, we agreed to pay a $5 per green short ton (”GST”) premium to market pricing. FiberCo agreed to pay deficiency fees of $10 per GST to us in the event that FiberCo did not satisfy certain volume commitments between July 31 through December 31, 2021. Raw materials purchased, including stumpage, net of cost of cover deficiency fees are included in cost of goods sold.
Cost of cover deficiency fees received net of raw materials purchased during the three months ended September 30, 2021 were $2.1 million. Raw materials purchased, net of cost of cover deficiency fees during the nine months ended September 30, 2021, were $7.9 million. Raw materials purchased during three and nine months ended September 30, 2020 were $2.4 million and $4.6 million. As of September 30, 2021, related-party receivables, net included $5.3 million due from FiberCo. As of December 31, 2020, related-party payables, net included $0.3 million due to FiberCo for raw materials purchased.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)
In addition, effective from July 1, 2021 through December 31, 2021, we agreed with FiberCo to set per-unit prices, based on FiberCo’s forecasts as of June 2021, for certain types of wood fiber purchased by us. If we paid more or less than such set per-unit prices, then we would receive from or pay to, as applicable, FiberCo the difference multiplied by the volume purchased. For the three and nine months ended September 30, 2021, actual per-unit costs exceeded the set per-unit prices set forth in the agreement; consequently, we recorded a receivable from FiberCo of $7.1 million as of September 30, 2021 and reduced cost of goods sold for the three and nine months ended September 30, 2021 by $5.9 million and inventory as of September 30, 2021 by $1.2 million.
(14) Income Taxes
Through September 30, 2021, the only periods subject to examination for U.S. federal and state income tax returns are 2018 through 2020. We believe our income tax filing positions, including our status as a pass-through entity, would be sustained on audit and do not anticipate any adjustments that would result in a material change to our condensed consolidated balance sheet. Therefore, no reserves for uncertain tax positions or interest and penalties have been recorded.
Our condensed consolidated statements of operations included a $0.1 million income tax benefit for the three and nine months ended September 30, 2021. The three and nine months ended September 30, 2020 included an income tax benefit of $0.3 million in the condensed consolidated financial statements.
(15) Partners’ Capital
Issuance of Common Units
In June 2021, we issued 4,925,000 common units at a price of $45.50 per common unit for total net proceeds of $214.5 million, after deducting $9.5 million of issuance costs.
Allocations of Net Income (Loss)
As of September 30, 2021, our partnership agreement contained provisions for the allocation of net income and loss to our unitholders and Enviva Partners GP, LLC (the “General Partner”), a wholly owned subsidiary of our sponsor. For purposes of maintaining partner capital accounts, the partnership agreement specified that items of income and loss be allocated among the partners of the Partnership in accordance with their respective percentage ownership interest. Such allocations were made after giving effect, if any, to priority income allocations in an amount equal to incentive cash distributions, which were allocated 100% to the holder of our incentive distribution rights (“IDRs”). As of October 14, 2021, the IDRs were eliminated, see Note 18, Subsequent Event.
Prior to the Hamlet Drop-Down, John Hancock had received all of its capital contributions and substantially all of its preference amount and the historical net losses of the Hamlet JV had been allocated to the members of the Hamlet JV in proportion to their unreturned capital contributions; consequently, the balance of members’ capital attributable to John Hancock was negative at the time of the Hamlet Drop-Down. We have not received full repayment of revolving borrowings from the Hamlet JV pursuant to the Hamlet JV Revolver or its capital contributions and full preference amount as of September 30, 2021; as a result, none of the earnings of the Hamlet JV have been allocated to John Hancock following the Hamlet Drop-Down and no change has been recognized to the negative noncontrolling interest balance attributable to John Hancock that we acquired.
Incentive Distribution Rights
IDRs represent the right to receive increasing percentages (from 15.0% to 50.0%) of quarterly distributions from operating surplus after we achieve distributions in amounts exceeding specified target distribution levels. As of September 30, 2021, our sponsor held 100% of our IDRs through its wholly owned subsidiary Enviva MLP Holdco, LLC. Prior to 2021, the IDRs were held by the General Partner, a wholly owned subsidiary of our sponsor. As of October 14, 2021, the IDRs were eliminated, see Note 18, Subsequent Event.
Cash Distributions to Unitholders
Distributions that have been paid or declared related to the reporting period are considered in the determination of earnings per unit.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

Quarter Ended	Declaration Date	Record Date	Payment Date	Distribution Per Unit
September 30, 2020	October 30, 2020	November 13, 2020	November 27, 2020	$0.7750
December 31, 2020	January 29, 2021	February 15, 2021	February 26, 2021	$0.7800
March 31, 2021	April 28, 2021	May 14, 2021	May 28, 2021	$0.7850
June 30, 2021	July 27, 2021	August 13, 2021	August 27, 2021	$0.8150
September 30, 2021	November 3, 2021	November 15, 2021	November 26, 2021	$0.8400
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
We determine the amount of cash available for distribution for each quarter in accordance with our partnership agreement. The amount to be distributed to unitholders and IDR holders is based on the distribution waterfall set forth in our partnership agreement. Net earnings for the quarter are allocated to each class of partnership interest based on the distributions to be made. As of October 14, 2021, the IDRs were eliminated, see Note 18, Subsequent Event.
(16) Equity-Based Awards
Long-Term Incentive Plan
Affiliate Grants
The following table summarizes information regarding phantom unit awards (the “Affiliate Grants”) under the Enviva Partners, LP Long-Term Incentive Plan (“LTIP”) to employees of Enviva Management Company and its affiliates who provide services to us:

	Time-Based Phantom Units		Performance-Based Phantom Units		Total Affiliate Grant Phantom Units
	Units	Weighted-Average Grant Date Fair Value (per unit)(1)	Units	Weighted-Average Grant Date Fair Value (per unit)(1)	Units	Weighted-Average Grant Date Fair Value (per unit)(1)
Nonvested December 31, 2020	1,061,885	$33.52	648,514	$34.07	1,710,399	$33.73
Granted	305,438	$48.55	164,928	$48.51	470,366	$48.54
Forfeitures	(97,775)	$39.32	(40,874)	$38.46	(138,649)	$39.07
Vested	(276,366)	$29.23	(129,592)	$28.91	(405,958)	$29.12
Nonvested September 30, 2021	993,182	$38.76	642,976	$38.54	1,636,158	$38.68
(1) Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
The unrecognized estimated unit-based compensation cost relating to outstanding Affiliate Grants as of September 30, 2021 was $15.1 million, which will be recognized over the remaining vesting period.

ENVIVA PARTNERS, LP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)
Director Grants
The following table summarizes information regarding phantom unit awards to independent directors of the General Partner (the “Director Grants”) under the LTIP:

	Time-Based Phantom Units
	Units	Weighted-Average Grant Date Fair Value (per unit)(1)
Nonvested December 31, 2020	14,987	$38.37
Granted	14,234	$48.48
Vested	(14,987)	$38.37
Nonvested September 30, 2021	14,234	$48.48
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
The computation of net income (loss) available per limited partner unit was as follows:

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Common Units	Incentive Distribution Rights(1)	Total	Common Units	Incentive Distribution Rights(1)	Total
Distributions declared	$37,815	$11,834	$49,649	$105,929	$30,864	$136,793
Earnings less than distributions	(50,592)	—	(50,592)	(138,378)	—	(138,378)
Net (loss) income available to partners	$(12,777)	$11,834	$(943)	$(32,449)	$30,864	$(1,585)
Weighted-average units outstanding—basic and diluted	45,015			42,079
Net loss per limited partner unit—basic and diluted	$(0.28)			$(0.77)
(1)As of October 14, 2021, Incentive Distribution Rights have been eliminated. See Note 18, Subsequent Event.

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
(18) Subsequent Event
On October 14, 2021, we acquired all of the ownership interests in our sponsor (the “GP Buy-in”) and eliminated all outstanding IDRs (the “Simplification” and, together with the GP Buy-in, the “Simplification Transaction”) in exchange for 16.0 million common units, which were distributed to the former owners of our former sponsor. We concurrently announced that we intend to convert our organizational structure from a master limited partnership to a corporation under the name of Enviva Inc. (the “Conversion”).
The former owners of our former sponsor have agreed to reinvest in our common units all dividends related to 9.0 million of the 16.0 million common units issued in connection with the Simplification Transaction for the dividends paid for the period beginning with the third quarter of 2021 through the fourth quarter of 2024. On the date of the Simplification Transaction, the non-management former owners of our former sponsor held 27.7 million common units.
As a result of the Simplification Transaction, we now perform the business activities previously performed by our sponsor, including corporate, commercial, sales and marketing, communications, public affairs, sustainability, development and construction.
As part of the Simplification Transaction, we acquired four existing take-or-pay off-take contracts with investment grade-rated counterparties, a fully contracted plant in Epes, Alabama currently under development and a prospective production plant in Bond, Mississippi. We also acquired a development pipeline that includes projects at 13 additional sites in various stages of development. As a result of the Simplification Transaction and the newly announced contracts, our total weighted-average remaining term of off-take contracts is approximately 14.5 years, with a total product sales backlog of over $21 billion.
In connection with the GP Buy-in, the existing MSA fee waivers and other former sponsor support agreements associated with our earlier acquisitions of the Greenwood and Lucedale plants and Pascagoula terminal were consolidated, fixed and novated to certain of the former owners of our former sponsor. As a result, under the consolidated support agreement, we will receive quarterly payments in an aggregate amount of $55.5 million with respect to periods through the fourth quarter of 2023. Beyond these amounts, the related-party transactions that had occurred before the Simplification Transaction and that we have disclosed in these and our prior financial statements will not recur as all of those transactions were with our sponsor or one of its subsidiaries, all of whom we have now acquired.
The Conversion is expected to take effect as of December 31, 2021. The Conversion requires the affirmative vote of a majority of our common unitholders. Upon the Conversion, common units of Enviva Partners, LP units will be exchanged for shares of Enviva Inc. on a one-for-one basis in a transaction structured to be non-taxable to our unitholders. Thereafter, Enviva Inc. will be taxed as a corporation and subject to federal income taxes.

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
Business Overview
As of September 30, 2021, we aggregate a natural resource, wood fiber and process it into a transportable form, wood pellets. We sell a significant majority of our wood pellets through long-term, take-or-pay off-take contracts with creditworthy customers in the United Kingdom, Europe and increasingly in Japan. As of September 30, 2021, we own ten plants (collectively, “our plants”) with a combined production capacity of approximately 6.2 million metric tons (“MT”) of wood pellets per year (“MTPY”) in Virginia, North Carolina, South Carolina, Georgia, Florida and Mississippi, the production of which is fully contracted through 2025. We export wood pellets through our wholly owned dry-bulk, deep-water marine terminal at the Port of Chesapeake, Virginia (the “Chesapeake terminal”) and terminal assets at the Port of Wilmington, North Carolina and from third-party deep-water marine terminals in Savannah, Georgia, Mobile, Alabama and Panama City, Florida. We are currently constructing a deep-water marine terminal at the Port of Pascagoula, Mississippi (the “Pascagoula terminal”). All of our facilities are located in geographic regions with low input costs and favorable transportation logistics. Owning these cost-advantaged assets, the output from which is fully contracted, in a rapidly expanding industry provides us with a platform to generate stable and growing cash flows. Our plants are sited in robust fiber baskets providing stable pricing for the low-grade fiber used to produce wood pellets. Our raw materials are byproducts of traditional timber harvesting, principally low-value wood materials, such as trees generally not suited for sawmilling or other manufactured forest products, and tree tops and limbs, understory, brush and slash that are generated in a harvest.
Our business strategy is to construct and develop fully contracted wood pellet production plants under long-term, take-or-pay off-take contracts with a diversified and creditworthy customer base. Our long-term off-take contracts typically provide for fixed-price deliveries that may include provisions that escalate the price over time and provide for other margin protection. During 2021, production capacity from our wood pellet production plants and wood pellets sourced from our affiliates and third parties were approximately equal to the contracted volumes under our existing long-term, take-or-pay off-take contracts.
Our customers primarily use our wood pellets as a substitute fuel for coal in dedicated biomass or co-fired coal power plants. Wood pellets serve as a suitable “drop-in” alternative to coal because of their comparable heat content, density and form. Due to the uninterruptible nature of our customers’ fuel consumption, our customers require a reliable supply of wood pellets that meet stringent product specifications. In addition to power, heat and combined heat and power segments, we expect that increased requirements from regulators and policymakers worldwide, as well as commitments from the private sector, will drive industrial manufacturers around the world to decarbonize greenhouse gas (“GHG”)-intensive industries like steel, chemicals, lime, cement and aviation fuels, further increasing and diversifying our future customer base and contributing to global demand for sustainable biomass.

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
Recent Developments
Simplification Transaction
On October 14, 2021, we acquired all of the ownership interests in our sponsor (the “GP Buy-in”) and eliminated all outstanding IDRs (the “Simplification” and, together with the GP Buy-in, the “Simplification Transaction”) in exchange for 16.0 million common units, which were distributed to the former owners of our sponsor. We concurrently announced that we intend to convert our organizational structure from a master limited partnership to a corporation under the name of Enviva Inc. (the “Conversion”).
The former owners of our sponsor have agreed to reinvest in our common units all dividends related to 9.0 million of the 16.0 million common units issued in connection with the Simplification Transaction during the period beginning with the third quarter of 2021 through the fourth quarter of 2024. On the date of the Simplification Transaction, the non-management former owners of our sponsor held 27.7 million common units.
As a result of the Simplification Transaction, we now perform the business activities previously performed by our sponsor, including corporate, commercial, sales and marketing, communications, public affairs, sustainability, development and construction. We plan to construct fully contracted wood pellet production plants and deep-water marine terminals using our “build and copy” model as a part of our organic growth initiatives. We expect the cost to construct such assets to be lower than our historical cost of acquiring them from our former sponsor in drop-down acquisitions.
In addition, we acquired four existing take-or-pay off-take contracts with investment grade-rated counterparties, a fully contracted plant in Epes, Alabama currently under development (the “Epes plant”) and a prospective production plant in Bond, Mississippi. The off-take contracts acquired have an aggregate revenue backlog of $4.4 billion, have a weighted-average term of approximately 19 years, with an associated base volume of 21 million metric tons of wood pellets. The Epes plant is designed and permitted to produce more than 1 million MTPY of wood pellets. The Bond plant is being developed to produce between 750,000 and more than 1 million MTPY of wood pellets.
In connection with the Simplification Transaction, the existing MSA fee waivers and other Holdings support agreements associated with our earlier acquisitions of the Greenwood and Lucedale plants and Pascagoula terminal were consolidated, fixed and novated to certain of the former owners of our former sponsor. As a result, under the consolidated support agreement, we will receive quarterly payments in an aggregate amount of $55.5 million with respect to periods through the first quarter of 2024. Beyond these amounts, the related party transactions that had occurred before the Simplification Transaction and that we have disclosed in these and our prior financial statements will not recur as all of those transactions were with our sponsor or one of its subsidiaries, all of whom we have now acquired.
The Conversion is expected to take effect by December 31, 2021. The Conversion requires the affirmative vote of a majority of our common unitholders. Upon the Conversion, common units of Enviva Partners, LP units will be exchanged for shares of Enviva Inc. on a one-for-one basis in a transaction structured to be non-taxable to our unitholders. Enviva Inc. will be taxed as a corporation and subject to federal income taxes.
Product Sales Contracted Backlog
Our volumes under our firm and contingent long-term off-take contracts, including the contracts we signed in October 2021 and acquired as part of the Simplification Transaction, provide for a product sales backlog of over $21 billion and have a total weighted-average remaining term from October 1, 2021 of 14.5 years.
Lucedale-Pascagoula Drop-Down
On July 1, 2021, we acquired from our former sponsor the Lucedale plant, the Pascagoula terminal, three long-term, take-or-pay off-take contracts with creditworthy Japanese counterparties (the “Associated Off-Take Contracts”), and three fixed-rate shipping contracts, which we refer to collectively as the “Lucedale-Pascagoula Drop-Down.” The purchase price for the Lucedale-Pascagoula Drop-Down was $259.5 million, after accounting for certain adjustments, and was paid in cash. We expect to invest approximately $85.0 million in remaining construction capital expenditures in the Lucedale plant and Pascagoula terminal, representing a total investment of approximately $345.0 million in the Lucedale-Pascagoula Drop-Down.

The Lucedale-Pascagoula Drop-Down was an asset acquisition of entities under common control and accounted for on the carryover basis of accounting. Accordingly, the consolidated financial statements for the period beginning July 1, 2021 reflect the acquisition.
The Lucedale-Pascagoula increased our production capacity by 14% and increased our deep-water marine terminal throughput capacity by 38%. The Associated Off-Take Contracts represent incremental deliveries of 630,000 MTPY of wood pellets to Japan, have an aggregate weighted-average contract life of 15 years and add a total sales backlog of $1.9 billion to our portfolio.
The Lucedale plant, which has a nameplate production capacity of approximately 750,000 MTPY of wood pellets, is permitted to produce 1.1 million MTPY. Its production will be transported via rail service to the Pascagoula terminal. The Pascagoula terminal is expected to have total throughput capacity of 3.0 million MTPY when fully constructed, allowing for throughput from multiple plants.
The following agreements were entered into on the date of the Lucedale-Pascagoula Drop-Down:
•A make-whole agreement with our sponsor, pursuant to which:
–our sponsor agreed to guarantee certain cash flows for construction cost overruns and production shortfalls and guarantee a minimum throughput volume at the Pascagoula terminal; and
–we agreed to reimburse our sponsor for an amount calculated based on excess wood pellet production volumes.
•An MSA fee waiver agreement with Enviva Management Company to provide cash flow support to us during the ramp period prior to commercial operations, pursuant to which management services and other fees that otherwise would have been owed by us to Enviva Management Company were waived.
•An interim services agreement (“ISA”) with Enviva Lucedale Operator, LLC (“Lucedale Operator”), a wholly owned subsidiary of our sponsor, pursuant to which Lucedale Operator, as an independent contractor, agreed to manage, operate, maintain and repair the Lucedale plant and provide other services to us from the date through and including the day before the anniversary on which Lucedale has commenced commercial operations in exchange for a fixed fee per MT of wood pellets produced by the Lucedale plant during such period and delivered at place to the Pascagoula terminal. Our sponsor guarantees all obligations of Lucedale Operator under the ISA. Pursuant to the ISA, Lucedale Operator agreed to:
–pay all operating and maintenance expenses at the Lucedale plant;
–cover all reimbursable general and administrative expenses associated with the Lucedale plant; and
–pay other costs and expenses incurred by the Lucedale plant to produce and sell wood pellets delivered to the Pascagoula terminal from the Lucedale plant.
In connection with the Simplification Transaction, the existing MSA fee waivers and other support agreements, including the agreements associated with the acquisition of the Lucedale plant and Pascagoula terminal were consolidated, fixed and novated to certain of the former owners of our former sponsor.
Issuance of Common Units
In June 2021, we issued 4,925,000 common units at a price of $45.50 per common unit for total net proceeds of $214.5 million, after deducting $9.5 million of issuance costs. The net proceeds partially financed the Lucedale-Pascagoula Drop-Down as well as our development activities to expand our wood pellet production plants in Sampson, North Carolina, Hamlet, North Carolina, and Cottondale, Florida (collectively the “Multi-Plant Expansions”).
Financing Activities
In April 2021, we amended our senior secured revolving credit facility to increase the revolving credit commitments from $350.0 million to $525.0 million, extend the maturity from October 2023 to April 2026, increase the letter of credit commitment from $50.0 million to $80.0 million and reduce the cost of borrowing by 25 basis points.
Development Activities
We have completed the recent expansion project of our Northampton, North Carolina wood pellet production plant and we are commissioning the recent expansion project of our Southampton, Virginia wood pellet production plant (the “Mid-Atlantic

Expansions”). We continue to expect each plant to reach its expanded nameplate production capacity of approximately 750,000 and 760,000 MTPY, respectively, by the end of 2021.
We expect an aggregate investment of approximately $50.0 million in the Multi-Plant Expansions to de-bottleneck manufacturing processes, eliminate certain costs and increase production capacity. We expect to complete the Multi-Plant Expansions by the end of 2022, subject to receiving the necessary permits.
We expect to invest a total of $28.0 million to expand the Greenwood plant’s production capacity to 600,000 MTPY (the “Greenwood Expansion”). We expect to complete the expansion, which is currently underway, by year-end 2021.
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
Outbreak of the Novel Coronavirus
The outbreak of a novel strain of coronavirus (“COVID-19”) has significantly adversely impacted global markets and continues to present global public health and economic challenges. In the third quarter of 2021, our contractors and supply chain partners experienced labor-related and other challenges associated with COVID-19 that had a temporal, but more pronounced than anticipated, impact on our operations and project execution schedule. We believe that these challenges were short-term and isolated in nature and based on the actions we have taken and the plans we have in place, we believe these issues are beginning to be behind us. Although the full impact of COVID-19 remains unknown, to date, our operations have not been materially impacted by the outbreak.
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
Factors Impacting Comparability of Our Financial Results
Lucedale-Pascagoula
The Lucedale-Pascagoula Drop-Down was an asset acquisition of entities under common control and accounted for on the carryover basis of accounting. Accordingly, the consolidated financial statements for the period beginning July 1, 2021 reflect the acquisition. For more information regarding the Lucedale-Pascagoula Drop-Down, see Note 1, Description of Business and Basis of Presentation-Lucedale, Pascagoula Drop-Down, Note 3, Transactions Between Entities Under Common Control and Note 13, Related-Party Transactions-Lucedale-Pascagoula Drop-Down.

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
The Georgia Biomass Acquisition was recorded as a business combination and accounted for using the acquisition method. Assets acquired and liabilities assumed were recognized at fair value on the acquisition date of July 31, 2020, and the difference between the fair value of consideration transferred, which excludes acquisition-related costs, and the fair values of the identified net assets acquired, was recognized as goodwill. For more information regarding the Georgia Biomass Acquisition, see Note 1, Description of Business and Basis of Presentation-Georgia Biomass Acquisition.
Greenwood
On July 1, 2020, we acquired from our sponsor all of the limited liability company interests in Enviva Pellets Greenwood Holdings II, LLC (“Greenwood Holdings II”), the indirect owner of Enviva Pellets Greenwood, LLC, which owns the Greenwood plant, for a purchase price of $129.7 million, after accounting for certain adjustments and assumption of a $40.0 million third-party promissory note bearing interest at 2.5% per year that we assumed at closing (such transaction, the “Greenwood Drop-Down”). The Greenwood Drop-Down was an asset acquisition between entities under common control and accounted for on the carryover basis of accounting. Accordingly, the consolidated financial statements for the period beginning July 1, 2020 reflect the acquisition, see Note 1, Description of Business and Basis of Presentation-Basis of Presentation-Greenwood Drop-Down.
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
The following agreements were entered into on the date of the Greenwood Drop-Down:
•A make-whole agreement with our sponsor, pursuant to which our sponsor agreed to reimburse us for any construction costs incurred for the planned expansion of the Greenwood plant in excess of $28.0 million.
•An MSA fee waiver agreement with Enviva Management Company to provide cash flow support to us during the planned expansion of the Greenwood plant, pursuant to which an MSA fee waiver agreement with Enviva Management Company to provide cash flow support to us during the planned expansion of the Greenwood plant, pursuant to which Enviva Management Company waived our obligation to pay an aggregate of approximately $37.0 million in management services and other fees payable for the period from July 1, 2020 through December 31, 2021.
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

Results of Operations
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

	Three Months Ended September 30,		Change
	2021	2020
	(in thousands)
Product sales	$229,698	$216,187	$13,511
Other revenue (1)	7,700	9,393	(1,693)
Net revenue	237,398	225,580	11,818
Cost of goods sold (1)	186,019	178,088	7,931
Loss on disposal of assets	3,907	1,684	2,223
Depreciation and amortization	21,463	20,237	1,226
Total cost of goods sold	211,389	200,009	11,380
Gross margin	26,009	25,571	438
General and administrative expenses	5,357	6,425	(1,068)
Related-party management services agreement fee	10,134	6,196	3,938
Total general and administrative expenses	15,491	12,621	2,870
Income from operations	10,518	12,950	(2,432)
Interest expense	(10,624)	(11,950)	1,326
Other (expense) income	(31)	136	(167)
Net (loss) income before income tax benefit	(137)	1,136	(1,273)
Income tax benefit	(66)	(275)	209
Net (loss) income	(71)	1,411	(1,482)
Less net income attributable to noncontrolling interest	27	—	27
Net (loss) income attributable to Enviva Partners, LP	$(98)	$1,411	$(1,509)
(1) See Note 13, Related-Party Transactions
Net Revenue
Revenue related to product sales for wood pellets produced or procured by us increased to $229.7 million for three months ended September 30, 2021 from $216.2 million for three months ended September 30, 2020. The $13.5 million, or 6%, increase was partially attributable to a 3% increase in product sales volumes and improved pricing based on contract mix. The increase in revenue and product sales volumes was temporarily dampened as a result of labor-related and other challenges associated with COVID-19 experienced by our contractors and supply chain partners that had a temporal, but more pronounce than anticipated, impact on our operations and project execution schedule during the three months ended September 30, 2021. The increase in product sales was also attributable to an increase of $5.6 million in net unrealized and realized gains from the fair value of foreign currency derivative instruments for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.
Other revenue for the three months ended September 30, 2021 and 2020 included $7.2 million and $8.2 million, respectively, in payments to us for adjusting deliveries under our take-or-pay off-take contracts, which otherwise would have been included in product sales and recognized under a breakage model based on when the pellets would have been loaded.
Cost of goods sold
Total cost of goods sold increased to $211.4 million for the three months ended September 30, 2021 from $200.0 million for the three months ended September 30, 2020, primarily as a result of higher finished product costs given increased product sales volumes and costs incurred during the commissioning of expansion projects.

Gross margin
Gross margin was $26.0 million for the three months ended September 30, 2021 as compared to $25.6 million for the three months ended September 30, 2020, an increase of $0.4 million, or 2%.
Adjusted gross margin and adjusted gross margin per metric ton

	Three Months Ended September 30,
	2021	2020	Change
	(in thousands, except per metric ton)
Reconciliation of gross margin to adjusted gross margin and adjusted gross margin per metric ton:
Gross margin	$26,009	$25,571	$438
Loss on disposal of assets	3,907	1,684	2,223
Non-cash unit compensation expense	471	471	—
Depreciation and amortization	21,463	20,237	1,226
Changes in unrealized derivative instruments	(4,365)	2,616	(6,981)
MSA Fee Waivers	8,886	5,465	3,421
Acquisition and integration costs and other	325	751	(426)
Adjusted gross margin	$56,696	$56,795	$(99)
Metric tons sold	1,172	1,133	39
Adjusted gross margin per metric ton	$48.38	$50.13	$(1.75)
We earned adjusted gross margin of $56.7 million, or $48.38 per MT, for the three months ended September 30, 2021 compared to $56.8 million, or $50.13 per MT, for the three months ended September 30, 2020. The decrease in adjusted gross margin per metric ton was primarily due to the factors impacting net revenue as described above.
General and administrative expenses
Total general and administrative expenses were $15.5 million for the three months ended September 30, 2021 and $12.6 million for the three months ended September 30, 2020. The $2.9 million increase in total general and administrative expenses is primarily due to our increased size and activities resulting from acquisitions and associated costs, including costs associated with the Simplification Transaction, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020.
Interest expense
We incurred $10.6 million of interest expense during the three months ended September 30, 2021 and $12.0 million during the three months ended September 30, 2020. The decrease in interest expense from the prior year was primarily due to an increase in capitalized interest in connection with a higher number of capital projects during the three months ended September 30, 2021 compared to the three months ended September 30, 2020.
Income tax
We recorded $0.1 million and $0.3 million of income tax benefit during the three months ended September 30, 2021 and 2020, respectively, related to an entity acquired in the Georgia Biomass Acquisition.

Adjusted net income

	Three Months Ended September 30,
	2021	2020	Change
	(in thousands)
Reconciliation of net (loss) income to adjusted net income:
Net (loss) income	$(71)	$1,411	$(1,482)
Acquisition and integration costs and other	7,294	4,908	2,386
MSA Fee Waivers	21,125	9,206	11,919
Interest expense from incremental borrowings related to Chesapeake Incident and Hurricane Events	—	554	(554)
Adjusted net income	$28,348	$16,079	$12,269
We generated adjusted net income of $28.3 million for the three months ended September 30, 2021 compared to $16.1 million for the three months ended September 30, 2020. The increase in adjusted net income for the three months ended September 30, 2021 was primarily attributable to the increase in MSA Fee Waivers due to the acquisitions, partially offset by the decrease in net income primarily attributable to the reasons described above.
Adjusted EBITDA

	Three Months Ended September 30,
	2021	2020	Change
	(in thousands)
Reconciliation of net (loss) income to adjusted EBITDA:
Net (loss) income	$(71)	$1,411	$(1,482)
Add:
Depreciation and amortization	22,014	20,555	1,459
Interest expense	10,624	11,950	(1,326)
Income tax benefit	(66)	(275)	209
Non-cash unit compensation expense	2,398	2,347	51
Loss on disposal of assets	3,907	1,684	2,223
Changes in unrealized derivative instruments	(4,365)	2,616	(6,981)
MSA Fee Waivers	21,125	9,206	11,919
Acquisition and integration costs and other	7,294	4,908	2,386
Adjusted EBITDA	$62,860	$54,402	$8,458
We generated adjusted EBITDA of $62.9 million for the three months ended September 30, 2021 compared to $54.4 million for the three months ended September 30, 2020. The $8.5 million increase was primarily due to the Lucedale-Pascagoula Drop-Down.

Distributable cash flow

	Three Months Ended September 30,
	2021	2020	Change
	(in thousands)
Reconciliation of adjusted EBITDA to distributable cash flow attributable to Enviva Partners, LP limited partners:
Adjusted EBITDA	$62,860	$54,402	$8,458
Less:
Interest expense, net of amortization of debt issuance costs, debt premium, original issue discount, and impact from incremental borrowings related to Chesapeake Incident and Hurricane Events	10,027	10,738	(711)
Maintenance capital expenditures	3,339	1,499	1,840
Distributable cash flow attributable to Enviva Partners, LP	49,494	42,165	7,329
Less: Distributable cash flow attributable to incentive distribution rights(1)	—	7,869	(7,869)
Distributable cash flow attributable to Enviva Partners, LP limited partners	$49,494	$34,296	$15,198
(1)As of October 14, 2021, incentive distribution rights were eliminated. See Note 18, Subsequent Event.
Results of Operations
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

	Nine Months Ended September 30,		Change
	2021	2020
	(in thousands)
Product sales	$725,470	$569,691	$155,779
Other revenue (1)	38,014	28,078	9,936
Net revenue	763,484	597,769	165,715
Cost of goods sold (1)	616,813	465,113	151,700
Loss on disposal of assets	7,255	3,236	4,019
Depreciation and amortization	63,784	48,863	14,921
Total cost of goods sold	687,852	517,212	170,640
Gross margin	75,632	80,557	(4,925)
General and administrative expenses	10,444	10,284	160
Related-party management services agreement fee	28,150	20,832	7,318
Total general and administrative expenses	38,594	31,116	7,478
Income from operations	37,038	49,441	(12,403)
Interest expense	(35,903)	(32,468)	(3,435)
Other (expense) income	(85)	267	(352)
Net income before income tax benefit	1,050	17,240	(16,190)
Income tax benefit	(59)	(275)	216
Net income	1,109	17,515	(16,406)
Less net income attributable to noncontrolling interest	109	—	109
Net income attributable to Enviva Partners, LP	$1,000	$17,515	$(16,515)
(1) See Note 13, Related-Party Transactions
Net Revenue
Revenue related to product sales for wood pellets produced or procured by us increased to $725.5 million for the nine months ended September 30, 2021 from $569.7 million for nine months ended September 30, 2020. The $155.8 million, or

27%, increase was primarily attributable to a 24% increase in product sales volumes and improved pricing based on contract mix. The increase in revenue and product sales volumes was temporarily dampened as a result of labor-related and other challenges associated with COVID-19 experienced by our contractors and supply chain partners that had a temporal, but more pronounced than anticipated, impact on our operations and project execution schedule during the nine months ended September 30, 2021. The increase in product sales was partially offset by an increase of approximately $4.5 million in net unrealized and realized losses from the fair value of foreign currency derivative instruments, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.
Other revenue for the nine months ended September 30, 2021 and 2020 included $35.6 million and $17.1 million, respectively, in payments to us for adjusting deliveries under our take-or-pay off-take contracts, which otherwise would have been included in product sales. Other revenue for the nine months ended September 30, 2020 also included $4.1 million from Commercial Services. During the nine months ended September 30, 2021 and 2020 the $35.6 million and $21.2 million in other revenue was recognized under a breakage model based on when the pellets otherwise would have been loaded.
Cost of goods sold
Total cost of goods sold increased to $687.9 million for the nine months ended September 30, 2021 from $517.2 million for the nine months ended September 30, 2020, primarily as a result of higher finished product costs given increased product sales volumes, costs incurred during the commissioning of expansion projects and an increase in depreciation and amortization expense associated with the Greenwood Drop-Down and the Georgia Biomass Acquisition in July 2020.
Gross margin
Gross margin was $75.6 million for the nine months ended September 30, 2021 as compared to $80.6 million for the nine months ended September 30, 2020, a decrease of $4.9 million, or 6%.
Adjusted gross margin and adjusted gross margin per metric ton

	Nine Months Ended September 30,
	2021	2020	Change
	(in thousands, except per metric ton)
Reconciliation of gross margin to adjusted gross margin and adjusted gross margin per metric ton:
Gross margin	$75,632	$80,557	$(4,925)
Loss on disposal of assets	7,255	3,236	4,019
Non-cash unit compensation expense	1,415	1,415	—
Depreciation and amortization	63,784	48,863	14,921
Changes in unrealized derivative instruments	(3,567)	(4,058)	491
MSA Fee Waivers	16,945	5,465	11,480
Acquisition and integration costs and other	397	751	(354)
Commercial Services	—	(4,139)	4,139
Adjusted gross margin	$161,861	$132,090	$29,771
Metric tons sold	3,688	2,985	703
Adjusted gross margin per metric ton	$43.89	$44.25	$(0.36)
We earned adjusted gross margin of $161.9 million, or $43.89 per MT, for the nine months ended September 30, 2021 compared to $132.1 million, or $44.25 per MT, for the nine months ended September 30, 2020. The increase in adjusted gross margin was primarily attributable to higher revenue as described above and higher MSA Fee Waivers due to the acquisitions, which were partially offset by higher cost of goods sold as described above.
General and administrative expenses
Total general and administrative expenses were $38.6 million for the nine months ended September 30, 2021 and $31.1 million for the nine months ended September 30, 2020. The $7.5 million increase in total general and administrative expenses is primarily due to our increased size and activities resulting from acquisitions, amounts associated with acquisition and integration costs, including costs associated with the Simplification Transaction, and non-cash unit-based compensation during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Interest expense
We incurred $35.9 million of interest expense during nine months ended September 30, 2021 and $32.5 million during the nine months ended September 30, 2020. The increase in interest expense from the prior year was primarily attributable to an increase in borrowings as a result of our acquisitions in July 2020 compared to the nine months ended September 30, 2020.
Income tax
We recorded $0.1 million and $0.3 million of income tax benefit during the nine months ended September 30, 2021 and 2020, respectively, related to an entity acquired in the Georgia Biomass Acquisition.
Adjusted net income

	Nine Months Ended September 30,
	2021	2020	Change
	(in thousands)
Reconciliation of net income to adjusted net income:
Net income	$1,109	$17,515	$(16,406)
Acquisition and integration costs and other	8,297	5,865	2,432
MSA Fee Waivers	36,150	13,963	22,187
Interest expense from incremental borrowings related to Chesapeake Incident and Hurricane Events	—	1,672	(1,672)
Commercial Services	—	(4,139)	4,139
Adjusted net income	$45,556	$34,876	$10,680
We generated adjusted net income of $45.6 million for the nine months ended September 30, 2021 compared to $34.9 million for the nine months ended September 30, 2020. The increase in adjusted net income for the nine months ended September 30, 2021 was primarily attributable to the increase in MSA Fee Waivers due to the acquisitions, partially offset by the decrease in net income primarily attributable to the reasons described above.
Adjusted EBITDA

	Nine Months Ended September 30,
	2021	2020	Change
	(in thousands)
Reconciliation of net income to adjusted EBITDA:
Net income	$1,109	$17,515	$(16,406)
Add:
Depreciation and amortization	65,238	49,802	15,436
Interest expense	35,903	32,468	3,435
Income tax benefit	(59)	(275)	216
Non-cash unit compensation expense	7,756	6,603	1,153
Loss on disposal of assets	7,255	3,236	4,019
Changes in unrealized derivative instruments	(3,567)	(4,058)	491
MSA Fee Waivers	36,150	13,963	22,187
Acquisition and integration costs and other	8,297	5,865	2,432
Commercial Services	—	(4,139)	4,139
Adjusted EBITDA	$158,082	$120,980	$37,102
We generated adjusted EBITDA of $158.1 million for the nine months ended September 30, 2021 compared to $121.0 million for the nine months ended September 30, 2020. The $37.1 million increase was primarily attributable to the factors described above under the headings “Adjusted gross margin and adjusted gross margin per metric ton” and “General and administrative expenses” and to the Lucedale-Pascagoula Drop-Down.

Distributable cash flow

	Nine Months Ended September 30,
	2021	2020	Change
	(in thousands)
Reconciliation of adjusted EBITDA to distributable cash flow attributable to Enviva Partners, LP limited partners:
Adjusted EBITDA	$158,082	$120,980	$37,102
Less:
Interest expense, net of amortization of debt issuance costs, debt premium, original issue discount, and impact from incremental borrowings related to Chesapeake Incident and Hurricane Events	34,042	29,325	4,717
Maintenance capital expenditures	11,183	4,944	6,239
Distributable cash flow attributable to Enviva Partners, LP	112,857	86,711	26,146
Less: Distributable cash flow attributable to incentive distribution rights(1)	19,030	18,798	232
Distributable cash flow attributable to Enviva Partners, LP limited partners	$93,827	$67,913	$25,914
(1)Incentive distribution rights only include distributions for the first two quarters of 2021. As of October 14, 2021, incentive distribution rights were eliminated. See Note 18, Subsequent Event.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity include cash and cash equivalent balances, cash generated from operations, borrowings under our revolving credit commitments and, from time to time, debt and equity offerings. Our primary liquidity requirements are to fund working capital, service our debt, finance growth initiatives and maintenance capital expenditures and pay distributions. We believe cash on hand, cash generated from our operations and the availability of our revolving credit commitments will be sufficient to meet our primary liquidity requirements. However, future capital expenditures, such as expenditures made in relation to acquisitions of plants or terminals, plant development and/or plant expansion projects, and other cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors beyond our control.
Our liquidity as of September 30, 2021, which included cash on hand and availability under our $525.0 million revolving credit facility, was $191.9 million.
Cash Distributions
We intend to pay cash distributions to holders of our common units of $3.30 per common unit for 2021 and $3.62 per common unit for 2022.
The former owners of our former sponsor have agreed to reinvest in our common units all dividends related to 9.0 million of the 16.0 million common units issued in connection with the Simplification Transaction for the dividends paid for the period beginning with the third quarter of 2021 through the fourth quarter of 2024.
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
We expect to invest a total of $28.0 million in the Greenwood Expansion, of which we have paid $25.0 million through September 30, 2021. We expect to complete the expansion, which is currently underway, by year-end 2021.
We expect to invest approximately $50.0 million in connection with the Multi-Plant Expansions to de-bottleneck manufacturing processes, eliminate certain costs and increase production capacity, of which we have paid $28.0 million through September 30, 2021. We expect to complete the Multi-Plant Expansions by the end of 2022, subject to receiving the necessary permits.
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
We expect to invest approximately $85.0 million in remaining construction capital expenditures in the Lucedale plant and the Pascagoula terminal during the remainder of 2021, of which we have paid $33.0 million through September 30, 2021.
We acquired the Epes plant, which is currently under development, in connection with the Simplification Transaction. We expect to make a final investment decision on the Epes plant during the next few months, with construction to commence thereafter.
We also expect to incur higher general and administrative expenses associated with the expanded business activities described above following the Simplification Transaction. During the fourth quarter of 2021, we expect to incur $15.0 million to $20.0 million for general and administrative expenses. For full-year 2022, we expect general and administrative expenses to be in the range from $37.0 million to $43.0 million. Actual amounts reported for general and administrative expenses may vary due to the level of capitalization of development activities associated with new plant construction and plant expansions. We expect general and administrative expenses related to the Simplification Transaction to decline over time as we benefit from synergies and execute streamlining initiatives, with a desire to reduce these expenses by approximately $5.0 million annually commencing in 2023.
Although we expect to transition to a self-funding growth model over time, our current financing strategy is to fund acquisitions and construction activities with 50% equity and 50% debt.
Cash Flows
The following table sets forth a summary of our net cash flows from operating, investing and financing activities for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$110,700	$59,190
Net cash used in investing activities	(396,675)	(373,586)
Net cash provided by financing activities	287,763	306,689
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,788	$(7,707)
Cash Provided by Operating Activities
Net cash provided by operating activities was $110.7 million and $59.2 million for the nine months ended September 30, 2021 and 2020, respectively. The $51.5 million increase in cash provided by operating activities during nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to an increase of $33.7 million in net income after considering non-cash adjustments to reconcile to net cash provided by operating activities, plus an increase of $17.8 million due to changes in operating assets and liabilities.

Cash Used in Investing Activities
Net cash used in investing activities was $396.7 million and $373.6 million for the nine months ended September 30, 2021 and 2020, respectively. The $23.1 million increase in cash used in investing activities during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to increase in capital expenditures of $74.1 million primarily related to the Mid-Atlantic Expansions, the Greenwood Expansion, the Multi-Plant Expansions, and construction of the Lucedale plant and the Pascagoula terminal, as well as increases in other capital expenditures resulting from our addition of two new wood pellet production plants to our fleet in July 2020, offset by a decrease in payments related to acquisitions (including drop-downs) of $47.3 million and by a decrease in other payments of $3.8 million.
Cash Provided by Financing Activities
Net cash provided by financing activities was $287.8 million and $306.7 million for the nine months ended September 30, 2021 and 2020, respectively.
The $18.9 million decrease in net cash provided by financing activities in during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, was primarily attributable to an increase of $36.3 million in distributions to unitholders, distribution equivalent rights and incentive distribution rights holder, a decrease of $36.1 million in proceeds from debt and an increase of $12.4 million in payments on other long-term debt and finance lease obligations and for withholding tax associated with Long-Term Incentive Plan vesting, partially offset by $40.0 million in payments in relation to the Hamlet JV Drop-Down during the nine months ended September 30, 2020 and by an increase of $23.7 million in net proceeds from common unit issuances.
Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any off-balance sheet arrangements.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of our General Partner. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2021.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Other than as set forth below, there have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
We are exposed to construction and development risks related to our projects.
Historically, we acquired wood pellet production plants and marine export terminals that had either already commenced commercial operations or received financial support from our former sponsor to mitigate the risk associated with the construction and ramp of such assets. Following the Simplification Transaction, we will receive certain fixed payments from certain former owners of our former sponsor associated with its existing obligations related to prior drop-downs and other transactions; however, such payments may be insufficient to fully compensate us for cost overruns, production delays or other adverse developments. Furthermore, we remain exposed to the risks associated with our organic growth initiatives and will be fully exposed to the risks associated with any new development or construction activities.
We expect to experience an increase in capital expenditures and general and administrative expenses related to our development and construction activities, which may be substantial. We may face delays or unexpected developments in completing our current or future construction projects, including as a result of our failure to timely obtain the equipment, services or access to infrastructure necessary for the operation of our projects at budgeted costs, maintain all necessary rights to land access and use and obtain and maintain environmental and other permits or approvals. These circumstances could prevent our construction projects from commencing operations or meeting our original expectations concerning timing, operational performance, the capital expenditures necessary for their completion and the returns they will achieve. Moreover, design, development and construction activities associated with a project may occur over an extended period of time, but may generate little or no revenue or cash flow until the project is placed into commercial service. This mis-match in timing could reduce our available liquidity. Our inability to complete and transition our construction projects into financially successful operating projects on time and within budget or the failure of our projects to generate expected returns could have a material adverse impact our liquidity, results of operations, business and financial position, as well as our ability to pay distributions to our unitholders.

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
10.1†
Management Services Agreement Fee Waiver, dated July 1, 2021, by and among Enviva Partners, LP, Enviva Partners GP, LLC and the other parties named therein (Exhibit 10.1, Form 8-K filed July 1, 2021, File No. 001-37363)

10.2†	Make-Whole Agreement, dated July 1, 2021, by and between Enviva Holdings, LP and Enviva, LP. (Exhibit 10.2, Form 8-K filed July 1, 2021, File No. 001-37363)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101
The following financial information from Enviva Partners, LP’s Annual Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) the Condensed Consolidated Statements of Changes in Partners’ Capital, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Condensed Consolidated Financial Statements.

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

ENVIVA PARTNERS, LP

	By:	Enviva Partners GP, LLC, as its sole general partner

Date: November 3, 2021	By:	/s/ SHAI S. EVEN
Shai S. Even
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)