Form 10-K
period 2021-12-31
Enviva Inc.
filed 2022-03-04
CIK 1592057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission file number 001-37363

Enviva Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-4097730
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

7272 Wisconsin Ave.	Suite 1800
Bethesda,	MD	20814
(Address of principal executive offices)		(Zip code)

(301)	657-5560
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	EVA	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common units held by non-affiliates of the registrant as of June 30, 2021 was approximately $1,646,811,507 based upon a closing price of $52.41 per common unit as reported on the New York Stock Exchange on such date.
As of February 28, 2022, 66,558,919 shares of common stock were outstanding.

Documents Incorporated by Reference:
None

ENVIVA INC.
ANNUAL REPORT ON FORM 10‑K
i

CAUTIONARY STATEMENT REGARDING FORWARD‑LOOKING STATEMENTS
Certain statements and information in this Annual Report on Form 10‑K (this “Annual Report”) may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” or other similar expressions are intended to identify forward‑looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. Although management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts of our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from those in our historical experience and our present expectations or projections. Factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:
•the volume and quality of products that we are able to produce or source and sell, which could be adversely affected by, among other things, operating or technical difficulties at our wood pellet production plants or deep-water marine terminals;
•the prices at which we are able to sell our products;
•failure of our customers, vendors, and shipping partners to pay or perform their contractual obligations to us;
•our inability to successfully execute our project development, capacity expansion, and new facility construction activities on time and within budget;
•the creditworthiness of our contract counterparties;
•the amount of low-cost wood fiber that we are able to procure and process, which could be adversely affected by, among other things, disruptions in supply or operating or financial difficulties suffered by our suppliers;
•our ability to successfully negotiate, complete, and integrate third-party acquisitions, or to realize the anticipated benefits of such acquisitions;
•changes in the price and availability of natural gas, coal, or other sources of energy;
•changes in prevailing economic and market conditions;
•inclement or hazardous environmental conditions, including extreme precipitation, temperatures, and flooding;
•fires, explosions, or other accidents;
•changes in domestic and foreign laws and regulations (or the interpretation thereof) related to renewable or low-carbon energy, the forestry products industry, the international shipping industry, or power, heat, or combined heat and power generators;
•changes in domestic and foreign tax laws and regulations affecting the taxation of our business, and investors;
•changes in the regulatory treatment of biomass in core and emerging markets;
•our inability to acquire or maintain necessary permits or rights for our production, transportation, or terminaling operations;
•changes in the price and availability of transportation;
•changes in foreign currency exchange or interest rates and the failure of our hedging arrangements to effectively reduce our exposure to related risks;
•risks related to our indebtedness, including the levels, and maturity date of such indebtedness;
•our failure to maintain effective quality control systems at our wood pellet production plants and deep-water marine terminals, which could lead to the rejection of our products by our customers;
•changes in the quality specifications for our products required by our customers;
•labor disputes, unionization, or similar collective actions;

•our inability to hire, train, or retain qualified personnel to manage and operate our business and newly acquired assets;
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
nameplate: the intended full-load sustained maximum rated output of production.
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
wood pellets: energy-dense, low-moisture, and uniformly sized units of wood fuel produced from processing various wood resources or byproducts.

PART I
ITEM 1.    BUSINESS
On December 31, 2021, Enviva Partners, LP (the “Partnership”) converted from a Delaware limited partnership to a Delaware corporation (the “Conversion”) named “Enviva Inc.” References to “Enviva,” the “Company,” “we,” “us,” or “our” refer to (i) Enviva Inc. and its subsidiaries for the periods following the Conversion and (ii) Enviva Partners, LP and its subsidiaries for periods prior to the Conversion, except where the context otherwise requires. References to “our former sponsor” refer to Enviva Holdings, LP, and, where applicable, its wholly owned subsidiaries Enviva MLP Holdco, LLC and Enviva Development Holdings, LLC. References to “our former General Partner” refer to Enviva Partners GP, LLC, a wholly owned subsidiary of Enviva Holdings, LP. Please read Cautionary Statement Regarding Forward-Looking Statements beginning on page 1 and Item 1A. “Risk Factors” for information regarding certain risks inherent in our business.
Overview
We are a growth-oriented company originally formed in 2013 as a master limited partnership that converted to a corporation on December 31, 2021. We develop, construct, acquire, and own and operate, fully contracted wood pellet production plants where we aggregate a natural resource, wood fiber, and process it into dry, densified, uniform pellets that can be effectively stored and transported around the world. We primarily sell our wood pellets through long-term, take-or-pay off-take contracts with creditworthy customers in the United Kingdom (the “U.K.”), the European Union, and Japan, who use our pellets to displace coal and other fossil fuels to generate renewable power and heat as part of their efforts to accelerate the energy transition from conventional energy generation to renewable energy generation. Increasingly, our customers are also using our pellets as renewable raw material inputs to decarbonize hard-to-abate sectors like steel, cement, lime, chemicals, and aviation fuels. Collectively, the wood pellets we produce are viewed by our customers as a critical component of their efforts to reduce life-cycle greenhouse gas emissions in their core energy generation or industrial manufacturing processes, and mitigate the impact of climate change.
We own and operate ten plants (collectively, “our plants”) with a combined production capacity of approximately 6.2 million metric tons per year (“MTPY”) of wood pellets in Virginia, North Carolina, South Carolina, Georgia, Florida and Mississippi, the production of which is fully contracted with many of our contracts extending well into the 2040s. We export our wood pellets to global markets through our deep-water marine terminal at the Port of Chesapeake, Virginia, terminal assets at the Port of Wilmington, North Carolina, and the Port of Pascagoula, Mississippi, and from third-party deep-water marine terminals in Savannah, Georgia, Mobile, Alabama, and Panama City, Florida. All of our facilities are located in geographic regions with low input costs and favorable transportation logistics. Owning these cost-advantaged assets in a rapidly expanding industry provides us with a platform to generate stable and growing cash flows. Our plants are sited in robust fiber baskets providing stable pricing for the low-grade fiber used to produce wood pellets. Our raw materials are byproducts of traditional timber harvesting, principally low-value wood materials, such as trees generally not suited for sawmilling or other manufactured forest products, tree tops and limbs, understory, brush, and slash that are generated in a harvest.
Our sales strategy is to fully contract the wood pellet production from our plants under long-term, take-or-pay off-take contracts with a diversified and creditworthy customer base. Our long-term off-take contracts typically provide for fixed-price deliveries that often include provisions that escalate the price over time and provide for other margin protection. During 2021, production capacity from our wood pellet production plants, together with wood pellets sourced from third parties was approximately equal to the contracted volumes under our existing long-term, take-or-pay off-take contracts. Our long-term, take-or-pay off-take contracts provide for a product sales backlog of $21.2 billion and have a total weighted-average remaining term of 14.5 years from February 1, 2022.
Due to the uninterruptible nature of our customers’ fuel and other raw material consumption, our customers require a reliable supply of wood pellets that meet stringent product specifications. We have built our operations and assets to deliver and certify the highest levels of product quality and our proven track record of reliable deliveries enables us to charge premium prices for this certainty.
Our Production Plants, Logistics and Storage Capabilities
We procure low-grade wood fiber and process it into utility-grade wood pellets and load the finished wood pellets into railcars, trucks, and barges for transportation to deep-water marine terminals, where we receive, store and ultimately load our products onto dry bulk cargo oceangoing vessels for delivery to our customers.
We own and operate ten industrial-scale wood pellet production plants strategically located in the Mid-Atlantic and Gulf Coast regions of the United States, geographic areas in which wood fiber resources are plentiful and readily available. We employ a “build-and-copy” approach to the construction of new capacity, which allows for efficiencies in the engineering, design, construction, and operation of our facilities. Furthermore, our multi-plant profile and scale provide us with flexibility under our portfolio of off-take contracts that enhances the reliability of our deliveries and provides opportunities for optimization.
Our facilities are designed to operate 24 hours per day, 365 days per year, although we schedule up to 15 days of planned maintenance for our wood pellet production plants during each calendar year. There are no regularly required major turnarounds or overhauls.
The following table describes our wood pellet production plants, all of which we wholly own:

Plant Location	Year of Acquisition or Operations Commenced	Nameplate Production (MTPY)	Receiving Terminal Location
Ahoskie, North Carolina	2011	410,000	Chesapeake
Amory, Mississippi	2010	115,000	Mobile
Cottondale, Florida	2015	780,000	Panama City
Greenwood, South Carolina	2020	600,000	Wilmington
Hamlet, North Carolina	2019	600,000	Wilmington
Lucedale, Mississippi(a)	2021	750,000	Pascagoula
Northampton, North Carolina	2013	750,000	Chesapeake
Sampson, North Carolina	2016	600,000	Wilmington
Southampton, Virginia	2013	760,000	Chesapeake
Waycross, Georgia	2020	800,000	Savannah
Total		6,165,000
(a) We are currently constructing and commissioning a wood pellet production plant in Lucedale, Mississippi; nameplate production represents production after construction and commissioning.
Wood Fiber Procurement and Sustainability
We and our customers are subject to stringent requirements regarding the sustainability of the fuels they procure. In addition to our internal sustainability policies and initiatives like our Responsible Sourcing Policy, our wood fiber procurement is conducted in accordance with leading forest certification standards, and we maintain multiple forest certifications. Our fiber supply chains are routinely audited by independent third parties, and we maintain the traceability of, and make public, information concerning the primary wood that is delivered to us directly from forests via our proprietary Track & Trace® system.
Our wood fiber demand is complementary to, rather than in competition with, demand for high-grade wood from most other forest-related industries, such as lumber and furniture. Demand for the non-merchantable fiber, waste products, or byproducts that we use is generally low; accordingly, the tops, limbs, and other low-grade wood fiber we purchase would otherwise generally be left on the forest floor, impeding reforestation, or burned.
Our fleet of production plants is sited in robust fiber baskets in the Southeast United States that sustainably support our growing operations with low-grade fiber. As a result of the fragmented nature of tract ownership in our sourcing areas, we procure raw materials from hundreds of landowners, loggers and timber industry participants, with no individual landowner representing a material fraction of any of our plants’ needs. Our wood fiber is procured under a variety of arrangements, including (1) logging contracts for the thinnings, pulpwood, and other unmerchandised low-grade fiber, (2) in-woods chipping contracts, and (3) contracts with timber dealers.

Port Operations
The following table describes our owned and leased ports:

Port Location	Throughput Capacity (MTPY)	Storage Capacity (MT)	Own/Lease(a)
Chesapeake, Virginia	2,500,000	90,000	Own
Mobile, Alabama(b)	115,000	*	Lease
Panama City, Florida	780,000	32,000	Lease
Pascagoula, Mississippi(c)	3,000,000	90,000	Own
Wilmington, North Carolina(d)	3,000,000	90,000	Lease
Savannah, Georgia	1,500,000	50,000	Lease
Total	10,895,000	352,000
(a) Represents owned ports and leased terminal assets.
(b) The Mobile terminal is a privately owned and maintained deep-water, multi-berth terminal that operates 24 hours per day, seven days per week.
(c) We are currently constructing a deep-water marine terminal at the Port of Pascagoula, Mississippi; throughput capacity and storage capacity represents projected capacity after construction.
(d) We lease certain real property at North Carolina State Port Authority’s Wilmington, North Carolina marine terminal.
Our Contracts
We refer to the structure of our long-term sales contracts as “take-or-pay” because they include a firm obligation of the customer to take a fixed quantity of product at a stated price and provisions for us to be compensated in the event of the customer’s failure to accept all or a part of the contracted volumes or for termination of a contract by the customer.
We also have entered into several other contracts that have smaller off-take quantities than the contracts described above. In total, as of February 1, 2022, our backlog of fully contracted volumes under our existing take-or-pay contracts is $21.2 billion with a weighted-average remaining contract term of 14.5 years. Included in the backlog are contracts with 16 customers in jurisdictions ranging from the U.K., Denmark, the Netherlands, Belgium, and Japan.
In some cases, we may purchase shipments of product from third-party suppliers and resell them in back-to-back transactions.
Industry Overview
Our product, utility-grade wood pellets, is used in an increasing variety of applications around the world to help reduce the life-cycle greenhouse gas emissions generated by our customers in energy generation and industrial processes.
For many of our customers, our wood pellets are used as a substitute for coal in both dedicated and co-fired power generation and combined heat and power plants. It enables major power, heat or combined heat and power generators (“generators”) to profitably generate electricity and heat in a manner that reduces the overall cost of compliance with certain mandatory greenhouse gas (“GHG”) emissions limits and renewable energy targets while also allowing countries to diversify their sources of electricity supply.
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
The capital costs required to convert a coal plant to co-fire biomass, or to burn biomass exclusively, are a fraction of the capital costs associated with implementing offshore wind and most other renewable technologies. Furthermore, the relatively quick process of converting coal-fired plants to biomass-fired generation can be an attractive benefit for generators whose generation assets are no longer viable as coal plants due to the expiration of operating permits, regulatory phase-out of coal-fired power generation, the introduction of taxes, or other restrictions on fossil fuel usage or emissions of GHGs and other pollutants.
There also continues to be significant demand growth in Europe and Asia for wood pellets as a preferred fuel source and renewable alternative to fossil fuels for district heating loops, residential and commercial heating, and the production of process heat for industrial sites.

Increasingly, wood pellets are also being sought by hard-to-abate sectors to be used as bio-based raw material inputs to displace inputs to industrial processes formerly provided by fossil fuels. In addition to the customer applications outlined above, we have long-term, take-or-pay off-take contracts in place with customers who will utilize our wood pellets as a raw material input in the refinement of bio-liquids like biodiesel and sustainably produced aviation fuel as well as heavy industrial manufacturing like lime, steel, and cement. As these markets further develop, we believe we will continue to have opportunities to serve this growing material demand beyond our current product sales backlog.
Competition
We compete with other utility-grade wood pellet producers for long-term, take-or-pay off-take contracts with major power and heat generation customers, trading houses, and increasingly with customers in hard-to-abate sectors. Competition in our industry is based on the price, quality, and consistency of the wood pellets produced, the reliability of wood pellet deliveries and the producer’s ability to verify and document, through customer and third-party audits, that their wood pellets meet the regulatory sustainability, and use requirements of a particular customer.
Most of the world’s current wood pellet production plants are owned by small, private companies, with few companies owning or operating multiple plants. Few companies have the scale, production, technical expertise, access to sustainable fiber baskets, or commercial infrastructure necessary to supply utility-grade wood pellets under large, long-term off-take contracts to creditworthy counterparties. We are the largest producer by production capacity and consider other companies with comparable scale, technical expertise, or commercial infrastructure to be our competitors, including AS Graanul Invest, Drax Biomass Inc., Fram Renewable Fuels, LLC, and Highland Pellets LLC.
Development Projects
Demand for our product continues to exceed available supply, industry-wide. In order to meet growing demand, we identify potentially attractive new locations for wood pellet production, and deep-water terminal operations, and secure control or ownership of these sites. The process of developing these sites includes permitting, designing, engineering, and ultimately constructing, commissioning, and operating new wood pellet production or terminaling capacity consistent with our “build and copy” strategy, whereby we replicate production, and terminaling assets consistent with the design and equipment selection of our then-current operating assets. We are currently developing a fully contracted wood pellet production plant in Epes, Alabama, which is designed and permitted to produce more than one million MTPY of wood pellets, and a potential plant site in Bond, Mississippi, and maintain a portfolio of 12 additional sites under consideration.
Governmental Regulations
Our operations are subject to stringent and comprehensive federal, state, and local laws and regulations governing matters including protection of the environment and natural resources, occupational health and safety, and the release or discharge of materials into the environment, including air emissions. Such laws and regulations may require us to obtain permits, limit or avoid certain operational practices, and incur costs for compliance or remediation. Failure to comply with such laws may also result in substantial liabilities, including possible fines and penalties, for unpermitted emissions or discharges from our operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, the imposition of investigatory and remedial obligations, and the issuance of orders enjoining some or all of our operations in affected areas.
Moreover, the global trend in environmental regulation is towards increasingly broad and stringent requirements for activities that may affect the environment. Any changes in environmental laws and regulations or re‑interpretation of enforcement policies that result in more stringent and costly requirements could have a material adverse effect on our operations and financial position. Although we monitor environmental requirements closely and budget for the expected costs, actual future expenditures may be different from the amounts we currently anticipate spending. Moreover, certain environmental laws impose strict joint and several liability for costs to clean up and restore sites where pollutants have been disposed or otherwise spilled or released, potentially resulting in significant costs and liabilities for remediation of resulting damage to property, natural resources, or persons. Although we believe that our competitors face similar environmental requirements, market factors may prevent us from passing on any increased costs to our customers. Additionally, although we believe that continued compliance with existing requirements will not materially adversely affect us, there is no assurance that the current levels of regulation will continue in the future.
The following summarizes some of the more significant existing environmental, health, and safety laws and regulations applicable to our operations, the failure to comply with which could have a material adverse impact on our capital expenditures, results of operations and financial position.

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
Climate Change and Greenhouse Gases
Our operations are subject to limited direct regulation with respect to emissions of GHGs. For example, at this time, the U.S. Environmental Protection Agency (the “EPA”) requires certain large facilities to undergo CAA pre-construction review and obtain operating permits for their GHG emissions. Our operations are also indirectly affected by regulations regarding the carbon treatment of biomass. Several jurisdictions to which we ship our product have imposed regulations on the characterization of biomass as a carbon-neutral fuel, and any change that imposes more stringent regulations on the characterization of biomass as carbon-neutral could negatively impact demand for our products or require us to incur additional costs to achieve such characterization of our products. For more information, see our risk factor titled “Changes in the treatment of biomass could adversely impact our business.” Additionally, the SEC has announced its intention to promulgate rules requiring climate disclosures. Although the form and substance of such requirements is not yet known, they could result in additional compliance costs. Finally, scientists have concluded that increasing concentrations of GHGs in the earth’s atmosphere may produce climate changes that have significant physical effects, such as sea-level rise, increased frequency and severity of storms, floods and other climatic events, including forest fires. If any such effects were to occur, they could have an adverse effect on our operations.
Safety and Maintenance
We are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act, as amended (“OSHA”), and comparable state statutes, the purpose of which is to protect the health and safety of workers. OSHA regulations impose various requirements, including with respect to training, policies and procedures and maintenance. In addition, the OSHA hazard communication standards in the Emergency Planning and Community Right-to-Know Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that this information be provided to employees, state and local governmental authorities and citizens. National Fire Protection Association (NFPA) standards for combustible dust require our facilities to incorporate pollution control equipment such as cyclones, baghouses and electrostatic precipitators to minimize regulated emissions. Our deep-water marine terminals must also adhere to Homeland Security/U.S. Coast Guard regulations regarding physical security and emergency response plans. We continually strive to maintain compliance with applicable air, solid waste and wastewater regulations; nevertheless, we cannot guarantee that serious accidents will not occur in the future.
Seasonality
Our business is affected by seasonal fluctuations. The cost of producing wood pellets tends to be higher in the winter months because of increases in the cost of delivered raw materials, primarily due to a reduction in accessibility during cold and wet weather conditions. Our raw materials typically have higher moisture content during this period, resulting in a lower product yield; moreover, the cost of drying wood fiber increases during periods of lower ambient temperatures given greater energy required in the process of heating.
Human Capital
We believe our employees are our greatest asset and their safety is our top priority. We have been unrelenting in our commitment to the health and safety of our employees. Moreover, we continue to work to build diversity and inclusion among our employees and other stakeholders and making a long-lasting, positive impact in the communities in which we operate. As a company, we value keeping promises, acting with integrity, the determination to make a difference and the qualities of openness, humility and respect.
Through our human resources practices, we focus on attracting, developing and retaining talent to help enable our growth consistent with our values. In addition, we apply a talent framework to support our human resources objectives of recruiting and nurturing top talent, strengthening our succession planning to develop a pipeline of future leaders for key roles and driving a culture of accountability through a robust performance management process.
We had 1,196 employees as of December 31, 2021. None of our employees are represented by a labor union. We have not experienced any employment-related work stoppages, and we consider relations with our employees to be good.
People make Enviva, and safety of our People has been our top priority since the first days of our business and is part of the company’s DNA. Maintaining safety in our daily 24/7 operations amongst the challenges of the COVID-19 pandemic brought Enviva’s best minds, systems, processes, and team back-up culture, together. Enviva finished 2021 with a Total Recordable Incident Rate of .91 compared to an industry average of 3.0.
We focus on attracting, developing, and retaining a team of highly talented and motivated employees. We offer our employees competitive pay and benefits including paid time off, multiple healthcare and insurance coverage options including premium free offerings, paid company holidays, and a 401(k) retirement plan. Employee performance is measured in part based on goals that are aligned with our annual objectives, and we recognize that our success is based on the talents and dedication of those we employ. Additionally, we look to support our employees both on and off the job site by offering benefits such as paid parental leave, a wellness reimbursement program, FSA dependent care, paid disability (short term/long term), and educational assistance. All of our full-time employees are bonus eligible and 20% of our employees are currently eligible for equity-based awards under our LTIP. We evaluate these programs annually to ensure our employees are compensated fairly and competitively.
In 2021, our commitment to career growth and development led us to deploy various in-person and online courses and presentations to give employees the opportunity to learn new skills, hone existing ones and deepen their understanding of our business as well as expose them to new ideas that challenge their way of thinking. We offered 20 technical skill trainings for our operators in our plants. We hosted our annual program called Enviva Days which is a development initiative focused on driving career development and employee engagement. In 2021, this event included 15 learning sessions over the course of one week. More than 500 Enviva employees participated from across 3 continents, 4 countries, and 7 U.S. states.
To achieve operational discipline in our hiring efforts, we follow a consistent hiring process across the organization. We recognize the need to fill roles and strive for a time-to-fill rate that aligns with internal benchmarks. Our current hiring process includes a pre-screen interview and cross-functional panel interview. Following recruitment, our onboarding program provides our new hires with the tools and information needed to succeed. These processes helped us maintain a total voluntary turnover rate of 27%.
We are an equal opportunity employer with a commitment to diversity and inclusion. We believe in a workplace that promotes equality, transparency and accountability. Our policies and procedures seek to foster these values through regular trainings and employee engagement, such as annual trainings for 100% of our employees on workplace conduct and non-discrimination. We strive to engage with the local communities where our operations are based so that we can locate and support a diverse talent pool.
Additional information regarding our human resources initiatives can be found under the “People” section of our 2020 Corporate Responsibility Report which can be found on our website.
Principal Executive Offices
Our principal executive offices are located at 7272 Wisconsin Avenue, Suite 1800, Bethesda, Maryland 20814.
Available Information
We file annual, quarterly and current reports and other documents with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The SEC maintains a website at www.sec.gov that contains reports and other information regarding issuers that file electronically with the SEC.
We also make available free of charge our Annual Reports on Form 10‑K, Quarterly Reports on Form 10-Q, Current Reports on Form 8‑K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, simultaneously with or as soon as reasonably practicable after filing such materials with, or furnishing such materials to, the SEC and on or through our website, www.envivabiomass.com. The information on our website, or information about us on any other website, is not incorporated by reference into this Annual Report.

ITEM 1A.    RISK FACTORS
There are many factors that could have a material adverse effect on our business, financial condition, results of operations and cash available for dividends. New risks may emerge at any time and we cannot predict those risks or estimate the extent to which they may affect financial performance. Each of the risks described below could adversely impact the value of our common stock.
Summary Risk Factors
Our business is subject to numerous risks and uncertainties, including those described in this Item 1A “Risk Factors.” These risks include the following:
•The Company’s ability to declare and pay dividends, and repurchase shares is subject to certain conditions.
•We will derive substantially all our revenues from six customers in 2022, five of which are located in Europe. If we fail to continue to diversify our customer base, our results of operations, business and financial position, and ability to pay dividends to our stockholders could be materially adversely affected.
•Changes in laws or government policies, incentives and taxes related to low-carbon and renewable energy may affect customer demand for our products.
•Challenges to or delays in the issuance of air permits, or our failure to comply with our permits, could impair our operations and ability to expand our production.
•Federal, state, and local legislative and regulatory initiatives relating to forestry products and the potential for related litigation could result in increased costs, and additional operating restrictions and delays, which could cause a decline in the demand for our products and negatively impact our business, financial condition and results of operations.
•Increasing attention to environmental, social, and governance (“ESG”) matters, including our net-zero goals or our failure to successfully achieve such goals, could adversely affect our business.
•We may be unable to complete our construction projects on time, and our construction costs could increase to levels that make the return on our investment less than expected.
•The satisfactory delivery of substantially all of our production is dependent on continuous access to infrastructure at our owned, leased and third-party-operated terminals. Loss of access to our ports of shipment and destination, including through failure of terminal equipment and port closures, could adversely affect our financial results and cash flows.
•Failure to maintain effective quality control systems at our production plants and deep-water marine terminals could have a material adverse effect on our business and operations.
•Our business is subject to operating hazards and other operational risks, which may have a material adverse effect on our business and results of operations. We may also not be adequately insured against such events.
•Significant increases in the cost, or decreases in the availability, of raw materials or sourced wood pellets could result in lower revenue, operating profits, and cash flows, or impede our ability to meet commitments to our customers.
•We are exposed to the credit risk of our contract counterparties, including the customers for our products, and any material nonpayment or nonperformance by our customers could adversely affect our business and results of operations.
•The international nature of our business subjects us to a number of risks, including foreign exchange risk and unfavorable political, regulatory, and tax conditions in foreign countries.
•Changes to applicable tax laws and regulations or exposure to additional income tax liabilities could affect our business, cash flows, and future profitability.
•We may issue additional shares without stockholder approval, which would dilute existing stockholder ownership interests.

Risks Related to Our Business
We will derive substantially all our revenues from six customers in 2022, five of which are located in Europe. If we fail to continue to diversify our customer base, our results of operations, business and financial position and ability to pay dividends to our stockholders could be materially adversely affected.
Our contracts with Drax, Lynemouth Power, MGT, RWE, Ørsted, and Sumitomo, five of which are located in Europe, will represent substantially all of our product sales volumes in 2022; as a result, we face counterparty and geographic concentration risk. The ability of each of our customers to perform its obligations under a contract with us will depend on a number of factors that are beyond our control and may include the overall financial condition of the counterparty, the counterparty’s access to capital, the condition of the regional and global power, heat and combined heat and power generation industry, continuing regulatory and economic support for wood pellets as a fuel source, spot market pricing trends and general economic conditions. In addition, in depressed market conditions, our customers may no longer need the amount of our products they have contracted for or may be able to obtain comparable products at a lower price. If economic, political, regulatory or financial market conditions in Europe deteriorate and/or our customers experience a significant downturn in their business or financial condition, they may attempt to renegotiate, reject or declare force majeure under our contracts. Should any counterparty fail to honor its obligations under a contract with us, we could sustain losses, which could have a material adverse effect on our business, financial condition, results of operations and cash available for dividends. We may also decide to renegotiate our existing contracts on less favorable terms and/or at reduced volumes in order to preserve our relationships with our customers.
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
Any reduction in the amount of wood pellets purchased by our customers or our inability to renegotiate or replace our existing contracts on economically acceptable terms, or our failure to successfully penetrate new markets within and outside of Europe in the future, could have a material adverse effect on our results of operations, business and financial position, as well as our ability to pay dividends to our stockholders.
Termination penalties within our off-take contracts may not fully compensate us for our total economic losses.
Certain of our off-take contracts provide the customer with a right of termination for various events of convenience or changes in law or policy. Although some of these contracts are subject to certain protective termination payments, the termination payments made by our customers may not fully compensate us for losses. We may be unable to re-contract our production at favorable prices or at all, and our results of operations, business and financial position, and our ability to pay dividends to our stockholders, may be materially adversely affected as a result. Currently, we derive substantially all of our revenues from customers in Europe. If we fail to continue to diversify our customer base geographically within and outside of Europe in the future, our results of operations, business and financial position and ability to pay dividends to our stockholders could be materially adversely affected.
Our long-term off-take contracts with our customers may only partially offset certain increases in our costs or preclude us from taking advantage of relatively high wood pellet prices in the broader markets.
Our long-term off-take contracts typically set base prices subject to annual price escalation and other pricing adjustments for changes in certain of our underlying costs of operations, including, in some cases, for stumpage or diesel fuel. However, such cost pass-through mechanisms may only pass a portion of our total costs through to our customers. If our operating costs increase significantly during the terms of our long-term off-take contracts beyond the levels of pricing and cost protection afforded to us under the terms of such contracts, our results of operations, business and financial position, and ability to pay dividends to our stockholders, could be adversely affected.
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

The growth of our business depends in part on locating, developing, and acquiring interests in additional wood pellet production plants and marine terminals at favorable prices.
Our business strategy includes growing our business through construction, and greenfield facilities, and third-party acquisitions that increase our cash generated from operations. Various factors could affect the availability of attractive projects to grow our business, including:
•our failure to complete development projects in a timely manner or at all, which could result from, among other things, permitting challenges, failure to procure requisite financing or equipment, construction difficulties or an inability to obtain off‑take contracts on acceptable terms; and
•fewer accretive third‑party acquisition opportunities than we expect, which could result from, among other things, available projects having less desirable economic returns, competition, anti‑trust concerns, or higher risk profiles than we believe suitable for our business plan and investment strategy.
Any of these factors could prevent us from executing our growth strategy or otherwise could have a material adverse effect on our results of operations, business and financial position, and our ability to pay dividends to our stockholders.
We may be unable to make attractive acquisitions, and any acquisitions we make will be subject to substantial risks that could adversely impact our business.
We may consummate acquisitions we believe will be attractive, but result in a decrease in our cash flow from operating activities per share. Any acquisition involves potential risks, some of which are beyond our control, including:
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
If we consummate any future acquisitions, our capitalization and results of operations may change significantly, and our stockholders will not have the opportunity to evaluate the economic, financial, and other relevant information that we will consider in determining the application of our funds, and other resources to acquisitions.
The Company's ability to declare and pay dividends, and repurchase shares is subject to certain considerations.
Dividends are authorized and determined by the Company's board of directors in its sole discretion. Decisions regarding the payment of dividends and the repurchase of shares are subject to a number of considerations, including:
•cash available for dividends or repurchases;
•the Company's results of operations and anticipated future results of operations;
•the Company's financial condition, especially in relation to the anticipated future capital needs;
•the level of cash reserves the Company may establish to fund future capital expenditures;
•the Company's stock price; and
•other factors the board of directors deems relevant.

The Company can provide no assurance that it will continue to pay dividends or authorize share repurchases at the current rate or at all. Any elimination of or downward revision in the Company's dividend payout or stock repurchase program could have a material adverse effect on the market price of the Company's common stock.
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
Currently, some elements of the criteria with which we must comply, including rules relating to forest management practices and carbon accounting, are under revision. Certain requirements, such as the regulations in place in jurisdictions from which we source biomass, may be beyond our ability to control. If different sustainability requirements are adopted in the future, demand for our products could be materially reduced in certain markets, and our results of operations, business and financial position, and our ability to pay dividends to our stockholders, may be materially adversely affected.
Challenges to or delays in the issuance of air permits, or our failure to comply with our permits, could impair our operations and ability to expand our production.
Our plants are subject to the requirements of the Clean Air Act and must either receive minor source permits from the states in which they are located or a major source permit, which is subject to the approval of the EPA. In general, our facilities are eligible for minor source permits following the application of pollution control technologies. However, we could experience substantial delays with respect to obtaining such permits, including as a result of any challenges to the issuance of our permits or other factors, which could impair our ability to operate our wood pellet production plants or expand our production capacity. In addition, any new air permits we receive could require that we incur additional expenses to install emissions control technologies, limit our operations and impede our ability to satisfy emission limitations and/or stringent testing requirements to demonstrate compliance therewith. Failure to meet such requirements could have a material adverse effect on our results of operations, business and financial position, and our ability to pay dividends to our stockholders.
Federal, state, and local legislative and regulatory initiatives relating to forestry products and the potential for related litigation could result in increased costs and additional operating restrictions and delays, which could cause a decline in the demand for our products and negatively impact our business, financial condition, and results of operations.
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
For example, the European Union has promulgated directives on renewable energy that, among other things, establish targets for renewable energy supply and establish certain sustainability requirements for biomass, including requirements related to carbon stocks and land use. If the wood pellets we produce do not conform to these or future requirements, our customers would not be able to count energy generated therefrom towards these renewable energy goals, which could decrease demand for our products. Biomass has been under additional regulatory scrutiny in recent years to develop standards to safeguard against adverse environmental effects from its use. Although regulators continue to consider biomass harvested with certain practices to be sustainable, certain special interest groups that focus on environmental issues have expressed their opposition to the use of biomass, both publicly and directly, to domestic and foreign regulators, policy makers, power, heat or combined heat and power generators (“generators”) and other industrial users of biomass. These groups are also actively lobbying, litigating and undertaking other actions domestically and abroad in an effort to increase the regulation of, reduce or eliminate the incentives and support for, or otherwise delay, interfere with or impede the production and use of biomass for or by generators. In response to such concerns, the Biden Administration withdrew from pre-publication review a pending rulemaking to characterize biomass as carbon-neutral for CAA purposes in the United States. While we do not currently sell a significant portion of our products in the United States, any changes in the treatment of biomass in jurisdictions where we sell or plan to sell our products could materially adversely affect our results of operations, business and financial condition, and our ability to pay dividends to our stockholders.
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
Certain special interest groups that focus on environmental issues have expressed their opposition to the use of biomass, both publicly and directly to domestic and foreign regulators, policy makers, power, heat or combined heat and power generators (“generators”) and other industrial users of biomass. These groups are also actively lobbying, litigating and undertaking other actions domestically and abroad in an effort to increase the regulation of, reduce or eliminate the incentives and support for, or otherwise delay, interfere with or impede the production and use of biomass for or by generators. Such efforts, if successful, could materially adversely affect our results of operations, business and financial condition, and our ability to pay dividends to our stockholders.

Increasing attention to ESG matters, including our net-zero goals or our failure to achieve such goals, could adversely affect our business.
Increasing social and political attention to climate change and other environmental and social impacts may result in increased costs, changes in demand for certain types of products or means of production, enhanced compliance obligations, or other negative impacts to our business or our financial condition. Although we may participate in various voluntary frameworks and certification programs to improve the ESG profile of our operations and product, we cannot guarantee that such participation or certification will have the intended results on our ESG profile.
We create and publish voluntary disclosures regarding ESG matters from time to time, but many of the statements in those voluntary disclosures are based on our expectations and assumptions, which may require substantial discretion and forecasts about costs and future developments. Such expectations and assumptions are also complicated by the lack of an established framework for identifying, measuring, and reporting on many ESG matters. Moreover, in February 2021, we announced our intention to become carbon-neutral in our operations by 2030 and to publicly report our progress against this goal. For more information, see “Recent Developments—Commitment to Achieve Carbon Neutral Operations.” Our estimates concerning the timing and cost of implementing our goals are subject to risks and uncertainties, some of which are outside of our control. We also may face greater scrutiny as a result of our announcement and publication of our progress, and our failure to successfully achieve our voluntary net-zero goals, or the manner in which we achieve some or any portion of our goals, could lead to adverse press coverage or other public attention. Moreover, despite these the voluntary nature of our net-zero goal, we may receive pressure from external sources, such as lenders, investors, or other groups, to adopt more aggressive climate or other ESG-related goals; however, we may not agree that such goals will be appropriate for our business, and we may not be able to implement such goals because of potential costs or technical or operational obstacles.
In addition, organizations that provide information to investors on corporate governance and related matters have developed rating processes on evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings could lead to increased negative investor sentiment toward us, our customers, or our industry, which could negatively impact our share price as well as our access to and cost of capital. Finally, to the extent ESG matters negatively impact our reputation, we may not be able to compete as effectively to recruit or retain employees, which may adversely affect our operations.
Operational Risks
We may be unable to complete our construction projects on time, and our construction costs could increase to levels that make the return on our investment less than expected.
We may face delays or unexpected developments in completing our current or future construction projects, including as a result of our failure to timely obtain the equipment, services or access to infrastructure necessary for the operation of our projects at budgeted costs, maintain all necessary rights to land access and use and/or obtain and/or maintain environmental and other permits or approvals. These circumstances could prevent our construction projects from commencing operations or from meeting our original expectations concerning timing, operational performance, the capital expenditures necessary for their completion and the returns they will achieve. Our inability to complete and transition our construction projects into financially successful operating projects on time and within budget could have a material adverse effect on our results of operations, business, and financial position, and cash flows.
The satisfactory delivery of substantially all of our production is dependent on continuous access to infrastructure at our owned, leased and third-party-operated terminals. Loss of access to our ports of shipment and destination, including through failure of terminal equipment and port closures, could adversely affect our financial results and cash available for dividends.
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
We maintain insurance policies to mitigate against certain risks related to our business, in types and amounts that we believe are reasonable depending on the circumstances surrounding each identified risk; however, we may not be fully insured against all operating hazards and other operational risks incident to our business. Furthermore, we may be unable to maintain or obtain insurance of the type and amount we desire at reasonable rates, if at all. As a result of market conditions and certain claims we may make under our insurance policies, premiums and deductibles for certain of our insurance policies could escalate. In some instances, insurance could become unavailable or available only for reduced amounts of coverage or at unreasonable rates. If we were to incur a significant liability for which we are not fully insured, it could have a material adverse effect on our financial condition, results of operations and cash available for dividends to our stockholders.
We may be required to make substantial capital expenditures to maintain and improve our facilities.
Although we currently use a portion of our cash generated from our operations to maintain, develop and improve our assets and facilities, such investment may, over time, be insufficient to preserve the operating profile required for us to meet our planned profitability or meet the evolving quality and product specifications demanded by our customers. Moreover, our current and future construction and other capital projects may be capital-intensive or suffer cost-overruns. Accordingly, if we exceed our budgeted capital expenditures and/or additional capital expenditures become necessary in the future and we are unable to execute our construction, maintenance or improvement programs successfully, within budget, and in a timely manner, our results of operations, business and financial position, and our ability to generate cash flows, may be materially adversely affected.
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
Historically, we acquired wood pellet production plants and marine export terminals that had either already commenced commercial operations or received financial support from our former sponsor to mitigate the risk associated with the construction and ramp of such assets. Following the Simplification Transaction, we will receive certain fixed payments from certain owners of our former sponsor associated with its existing obligations related to prior drop-downs and other transactions; however, such payments may be insufficient to fully compensate us for cost overruns, production delays, or other adverse developments. Furthermore, we remain exposed to the risks associated with our organic growth initiatives and will be fully exposed to the risks associated with any new development or construction activities.
We expect to experience an increase in capital expenditures and general and administrative expenses related to our development and construction activities, which may be substantial. We may face delays or unexpected developments in completing our current or future construction projects, including as a result of our failure to timely obtain the equipment, services or access to infrastructure necessary for the operation of our projects at budgeted costs, maintain all necessary rights to land access and use and obtain and maintain environmental and other permits or approvals. These circumstances could prevent our construction projects from commencing operations or meeting our original expectations concerning timing, operational performance, the capital expenditures necessary for their completion and the returns they will achieve. Moreover, design, development and construction activities associated with a project may occur over an extended period of time, but may generate little or no revenue or cash flow until the project is placed into commercial service. This mis-match in timing could reduce our available liquidity. Our inability to complete and transition our construction projects into financially successful operating projects on time and within budget or the failure of our projects to generate expected returns could have a material adverse impact our liquidity, results of operations, business and financial position, as well as our ability to pay dividends to our stockholders.
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
Any interruption or delay in the supply of wood fiber, or our inability to obtain wood fiber at acceptable prices in a timely manner, could impair our ability to meet the demands of our customers and expand our operations
In addition to our production, we purchase wood pellets produced by other suppliers to fulfill our obligations under our portfolio of long-term off-take contracts or take advantage of market dislocations on an opportunistic basis. Any reliance on other wood pellet producers exposes us to the risk that such suppliers will fail to satisfy their obligations to us pursuant to the associated off-take contracts, including by failing to timely meet quality specifications and volume requirements. Any such failure could increase our costs or prevent us from meeting our commitments to our customers.
The materialization of any of the foregoing risks could have an adverse effect on our results of operations, business, and financial position, and cash generated from our operations.
We are exposed to the credit risk of our contract counterparties, including the customers for our products, and any material nonpayment or nonperformance by our customers could adversely affect our financial results, and cash generated from our operations.
We are subject to the risk of loss resulting from nonpayment or nonperformance by our contract counterparties, including our long-term off-take customers and suppliers. Our credit procedures and policies may not be adequate to fully eliminate counterparty credit risk. If we fail to adequately assess the creditworthiness of existing or future customers or suppliers, or if their creditworthiness deteriorates unexpectedly, any resulting nonpayment or nonperformance by them could have an adverse impact on our results of operations, business and financial position, and cash generated from our operations.

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
In addition, persistent disruptions in our access to infrastructure may force us to halt production as we reach storage capacity at our facilities. Accordingly, if the primary transportation services we use to transport our products are disrupted, and we are unable to find alternative transportation providers, it could have a material adverse effect on our results of operations, business and financial position, and cash generated from our operations.
We compete with other wood pellet producers and, if growth in domestic and global demand for wood pellets meets or exceeds management’s expectations, the competition within our industry may grow significantly.
We compete with other wood pellet production companies for the customers to whom we sell our products. Other current producers of utility‑grade wood pellets include AS Graanul Invest, Drax Biomass Inc., Fram Renewable Fuels, LLC, and Highland Pellets LLC. Competition in our industry is based on price, consistency and quality of product, site location, distribution and logistics capabilities, customer service, creditworthiness and reliability of supply. Some of our competitors may have greater financial and other resources than we do, may develop technology superior to ours or may have production plants sited in more advantageous locations from a logistics, procurement or other cost perspective.
In addition, we expect global demand for solid biomass to increase significantly in the coming years. This demand growth may lead to a significant increase in the production levels of our existing competitors and may incentivize new, well‑capitalized competitors to enter the industry, both of which could reduce the demand and the prices we are able to obtain under future off‑take contracts. Significant price decreases or reduced demand could have a material adverse effect on our results of operations, business and financial position, and cash generated from our operations.
Financial Risks
Our level of indebtedness may increase, thereby reducing our financial flexibility.
As of December 31, 2021, our total debt was $1.3 billion, which primarily consisted of $0.750 billion outstanding under our 6.5% senior unsecured notes due 2026. In January 2022, we issued common stock and used the net proceeds of $0.346 billion to reduce our total debt. In the future, we may incur additional indebtedness in order to make acquisitions or to develop our properties. Our level of indebtedness could affect our operations in several ways, including the following:
•a significant portion of our cash flows could be used to service our indebtedness;
•the covenants contained in the agreements governing our outstanding indebtedness may limit our ability to borrow additional funds, dispose of assets, pay dividends, and make certain investments;
•our debt covenants may also affect our flexibility in planning for, and reacting to, changes in the economy and in our industry;
•a high level of debt would increase our vulnerability to general adverse economic and industry conditions;
•a high level of debt may place us at a competitive disadvantage compared to our competitors that may be less leveraged and therefore may be able to take advantage of opportunities that our indebtedness would prevent us from pursuing; and
•a high level of debt may impair our ability to obtain additional financing in the future for working capital, capital expenditures, debt service requirements, acquisitions, or general corporate or other purposes.
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
We may experience foreign currency exchange and interest rate volatility in our business. We use hedging transactions with respect to certain of our off-take contracts which are, in part or in whole, denominated in foreign currencies, and are party to interest rate swaps with respect to a portion of our variable rate debt, in an effort to achieve more predictable cash flow and to reduce our exposure to foreign currency exchange and interest rate fluctuations.
In addition, there may be instances in which costs and revenue will not be matched with respect to currency denomination. As a result, to the extent that existing and future off-take contracts are not denominated in U.S. Dollars, it is possible that increasing portions of our revenue, costs, assets and liabilities will be subject to fluctuations in foreign currency valuations.
Our hedging transactions involve cost and risk and may not be effective at mitigating our exposure to fluctuations in foreign currency exchange and interest rates. Although the use of hedging transactions limits our downside risk, their use may also limit future revenues. Risks inherent in our hedging transactions include the risk that counterparties to hedging contracts may be unable to perform their obligations and the risk that the terms of such contracts will not be legally enforceable. Likewise, our hedging activities may be ineffective or may not fully offset the financial impact of foreign currency exchange or interest rates fluctuations, which could have an adverse impact on our results of operations, business and financial position, and our ability to pay dividends to our stockholders.
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
Changes to applicable tax laws and regulations or exposure to additional income tax liabilities could affect our business, cash flows and future profitability.
We are subject to various complex and evolving U.S. federal, state and local and non-U.S. taxes. U.S. federal, state and local and non-U.S. tax laws, policies, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us, in each case, possibly with retroactive effect, and may have an adverse effect on our business, cash flows and future profitability. For example, several tax proposals have been set forth that would, if enacted, make significant changes to U.S. tax laws. Such proposals include, but are not limited to, (i) an increase in the U.S. income tax rate applicable to corporations (such as us) from 21% to 28%, (ii) the imposition of a minimum tax on book income for certain corporations and (iii) the imposition of an excise tax on certain corporate stock repurchases that would be borne by the corporation repurchasing such stock. The U.S. Congress may consider, and could include, some or all of these proposals in connection with tax reform that may be undertaken. In addition, state and local and non-U.S. tax authorities may impose changes to their tax laws, regulations, policies, or ordinances that impact us. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. The passage of any legislation as a result of these proposals and other similar changes in tax laws could adversely affect our business, cash flows and future profitability.
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
If the price of our common stock fluctuates significantly, your investment could lose value.
Although our common stock is listed on the NYSE, we cannot assure you that an active public market will continue for our common stock. If an active public market for our common stock does not continue, the trading price and liquidity of our common stock will be materially and adversely affected. If there is a thin trading market or “float” for our stock, the market price for our common stock may fluctuate significantly more than the stock market as a whole. Without a large float, our common stock would be less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. In addition, in the absence of an active public trading market, investors may be unable to liquidate their investment in us. Furthermore, the stock market is subject to significant price and volume fluctuations, and the price of our common stock could fluctuate widely in response to several factors, including; our quarterly or annual operating results; changes in our earnings estimates; investment recommendations by securities analysts following our business or our industry; additions or departures of key personnel; changes in the business, earnings estimates or market perceptions of our competitors; our failure to achieve operating results consistent with securities analysts’ projections; changes in industry, general market or economic conditions; and announcements of legislative or regulatory changes.
The stock market has experienced extreme price and volume fluctuations in recent years that have significantly affected the quoted prices of the securities of many companies, including companies in our industry. The changes often appear to occur without regard to specific operating performance. The price of our common stock could fluctuate based upon factors that have little or nothing to do with our company and these fluctuations could materially reduce our stock price.
If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our stock or if our operating results do not meet their expectations, our stock price could decline.
The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover our company downgrade our stock or if our operating results do not meet their expectations, our stock price could decline.
Our certificate of incorporation and bylaws, as well as Delaware law, contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of our common stock.
Our certificate of incorporation authorizes our board of directors to issue preferred stock without stockholder approval. If our board of directors elects to issue preferred stock, it could be more difficult for a third party to acquire us. In addition, some provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to our stockholders, including:
•advance notice provisions for stockholder proposals and nominations for elections to the board of directors to be acted upon at meetings of stockholders; and
•limitations on the ability of our stockholders to call special meetings.
Delaware law prohibits us from engaging in any business combination with any “interested stockholder,” meaning generally that a stockholder who beneficially owns more than 15% of our stock cannot acquire us for a period of three years from the date this person became an interested stockholder, unless various conditions are met, such as approval of the transaction by our board of directors.
The corporate opportunity provisions in our certificate of incorporation could enable affiliates of ours to benefit from corporate opportunities that might otherwise be available to us.
Subject to the limitations of applicable law, our certificate of incorporation, among other things; permits us to enter into transactions with entities in which one or more of our officers or directors are financially or otherwise interested; permits any of our stockholders, officers or directors to conduct business that competes with us and to make investments in any kind of property in which we may make investments; and provides that if any director or officer of one of our affiliates who is also one of our officers or directors becomes aware of a potential business opportunity, transaction or other matter (other than one expressly offered to that director or officer in writing solely in his or her capacity as our director or officer), that director or officer will have no duty to communicate or offer that opportunity to us, and will be permitted to communicate or offer that opportunity to such affiliates and that director or officer will not be deemed to have (i) acted in a manner inconsistent with his or her fiduciary or other duties to us regarding the opportunity or (ii) acted in bad faith or in a manner inconsistent with our best interests.
These provisions create the possibility that a corporate opportunity that would otherwise be available to us may be used for the benefit of one of our affiliates.

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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
On December 31, 2021, the Company completed its conversion from a Delaware limited partnership named Enviva Partners, LP to a Delaware corporation named Enviva Inc. As a result of and at the effective date of the Conversion, each common unit representing a limited partner interest in Enviva Partners, LP issued and outstanding immediately prior to the conversion was automatically converted into one share of common stock, par value $0.001 per share, of Enviva Inc.
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “EVA.”
Holders of Record
As of February 28, 2022, there were 66.6 million shares of common stock outstanding held by 47 stockholders of record. Because many shares of our common stock are held by brokers and other institutions on behalf of our stockholders, we are unable to estimate the total number of stockholders represented by these stockholders of record.
Dividend Policy
Subsequent to the Conversion, we intend to continue to pay a quarterly dividend to our stockholders in line with the levels of cash distributions per unit that we paid to unitholders of Enviva Partners, LP prior to the Conversion. However, the decision to pay future dividends is solely within the discretion of, and subject to approval by, our board of directors. Our board of directors’ determination with respect to any such dividends, including the record date, the payment date and the actual amount of the dividend, will depend upon our results of operations, financial condition, liquidity, capital requirements, contractual restrictions, restrictions imposed by applicable law and other factors that the board deems relevant at the time of such determination.
Securities Authorized for Issuance under Equity Compensation Plans
Please read Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information” for information regarding our equity compensation plans.
Unregistered Sales of Securities.
We did not have any sales of unregistered equity securities during the fiscal year ended December 31, 2021 that we have not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

ITEM 6. RESERVED
Not applicable.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our historical performance, financial condition and future prospects should be read in conjunction with Part I, Item 1. “Business” and the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data.”
On December 31, 2021, Enviva Partners, LP (the “Partnership”) converted from a Delaware limited partnership to a Delaware corporation (the “Conversion”) named “Enviva Inc.” References to “Enviva,” the “Company,” “we,” “us,” or “our” refer to (i) Enviva Inc. and its subsidiaries for the periods following the Conversion and (ii) Enviva Partners, LP and its subsidiaries for periods prior to the Conversion, except where the context otherwise requires. References to common units for periods prior to the Conversion refer to common units of Enviva Partners, LP, and references to common stock for periods following the Conversion refer to shares of common stock of Enviva Inc. As a result of the Conversion, the primary financial impact to the consolidated financial statements contained herein consisted of (i) reclassification of partnership capital accounts to equity accounts reflective of a corporation and (ii) income tax effects.
References to “our former sponsor” refer to Enviva Holdings, LP, and, where applicable, its wholly owned subsidiaries Enviva MLP Holdco, LLC and Enviva Development Holdings, LLC. References to “our former General Partner” refer to Enviva Partners GP, LLC, a wholly owned subsidiary of Enviva Holdings, LP. Please read Cautionary Statement Regarding Forward‑Looking Statements on page 1 and Part 1, Item 1A. “Risk Factors” for information regarding certain risks inherent in our business.
Business Overview
We are a growth-oriented company originally formed as a Delaware limited partnership in 2013 that converted to a Delaware corporation named “Enviva Inc.” We develop, construct, acquire, and own and operate, fully contracted wood pellet production plants where we aggregate a natural resource, wood fiber, and process it into dry, densified, uniform pellets that can be effectively stored and transported around the world. We primarily sell our wood pellets through long-term, take-or-pay off-take contracts with creditworthy customers in the United Kingdom, the European Union, and Japan, who use our pellets to displace coal and other fossil fuels to generate renewable power and heat as part of their efforts to accelerate the energy transition from conventional energy generation to renewable energy generation. Increasingly, our customers are also using our pellets as renewable raw material inputs to decarbonize hard-to-abate sectors like steel, cement, lime, chemicals, and aviation fuels. Collectively, the wood pellets we produce are viewed by our customers as a critical component of their efforts to reduce life-cycle greenhouse gas emissions in their core energy generation or industrial manufacturing processes, and mitigate the impact of climate change.
We own and operate ten plants (collectively, “our plants”) with a combined production capacity of approximately 6.2 million metric tons (“MT”) of wood pellets per year (“MTPY”) in Virginia, North Carolina, South Carolina, Georgia, Florida and Mississippi, the production of which is fully contracted, with many of our contracts extending well into the 2040s. We export our wood pellets to global markets through our deep-water marine terminal at the Port of Chesapeake, Virginia, terminal assets at the Port of Wilmington, North Carolina, the Port of Pascagoula, Mississippi, and from third-party deep-water marine terminals in Savannah, Georgia, Mobile, Alabama, and Panama City, Florida. All of our facilities are located in geographic regions with low input costs and favorable transportation logistics. Owning these cost-advantaged assets in a rapidly expanding industry provides us with a platform to generate stable and growing cash flows. Our plants are sited in robust fiber baskets providing stable pricing for the low-grade fiber used to produce wood pellets. Our raw materials are byproducts of traditional timber harvesting, principally low-value wood materials, such as trees generally not suited for sawmilling or other manufactured forest products, and tree tops and limbs, understory, brush, and slash that are generated in a harvest.
Our sales strategy is to fully contract the wood pellet production from our plants under long-term, take-or-pay off-take contracts with a diversified and creditworthy customer base. Our long-term off-take contracts typically provide for fixed-price deliveries that often include provisions that escalate the price over time and provide for other margin protection. During 2021, production capacity from our wood pellet production plants, together with wood pellets sourced from third parties, was approximately equal to the contracted volumes under our existing long-term, take-or-pay off-take contracts. Our long-term, take-or-pay off-take contracts provide for a product sales backlog of $21.2 billion and have a total weighted-average remaining term of 14.5 years from February 1, 2022.
Our largest customers use our wood pellets as a substitute fuel for coal in dedicated biomass or co-fired coal power plants. Wood pellets serve as a suitable “drop-in” alternative to coal because of their comparable heat content, density, and form. Due to the uninterruptible nature of our customers’ fuel consumption, our customers require a reliable supply of wood pellets that meet stringent product specifications. We have built our operations and assets to deliver and certify the highest levels of product quality and our proven track record of reliable deliveries enables us to charge premium prices for this certainty. In addition to our customers’ focus on the reliability of supply, they are concerned about the combustion efficiency of the wood pellets and their safe handling. Because combustion efficiency is a function of energy density, particle size distribution, ash/inert content, and moisture, our customers require that we supply wood pellets meeting minimum criteria for a variety of specifications and, in some cases, provide incentives for exceeding our contract specifications.
Basis of Presentation
On October 14, 2021, the Partnership entered into and closed on an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Partnership, Enviva Holdings, LP (“Holdings”), Enviva Partners Merger Sub, LLC (“Merger Sub”), and the limited partners of Holdings (the “Holdings Limited Partners”) set forth in the Merger Agreement. Pursuant to the terms of the Merger Agreement, (a) the Company acquired our former sponsor and our former General Partner and (b) the incentive distribution rights held by our former sponsor were cancelled and eliminated (collectively, the “Simplification Transaction”). In connection with the Simplification Transaction, the Company acquired certain assets under development, as well as off-take contracts in varying stages of negotiation. The consolidated financial statements have been retroactively recast to reflect the Simplification Transaction as if the Simplification Transaction occurred on March 18, 2010, the date on which Holdings was originally organized, instead of October 14, 2021, the closing date of the Simplification Transaction.
We own all of the Class B units of Enviva Wilmington Holdings, LLC (the “Hamlet JV”). The Hamlet JV owns a wood pellet production plant in Hamlet, North Carolina (the “Hamlet plant”). We are the managing member of the Hamlet JV, which is a consolidated subsidiary partially owned by a third party. For more information regarding our rights and obligations with respect to the Hamlet JV, see Note 17, Equity-Hamlet JV.
Recent Developments
Simplification Transaction
In October 2021, we closed the Simplification Transaction and acquired all of the ownership interests in our former sponsor and eliminated all outstanding incentive distribution rights in exchange for 16.0 million common units, which were distributed to the owners of our former sponsor.
The owners of our former sponsor agreed to reinvest in our common stock all dividends from 9.0 million of the 16.0 million common units issued in connection with the Simplification Transaction during the period beginning with the distribution for the third quarter of 2021 through the fourth quarter of 2024. On the date of the Simplification Transaction, the non-management owners of our former sponsor held 27.7 million common units.
As a result of the Simplification Transaction, we now perform the business activities previously performed by our former sponsor, including corporate, commercial, sales and marketing, communications, public affairs, sustainability, development, and construction activities. We plan to construct fully contracted wood pellet production plants and deep-water marine terminals using our “build and copy” model as a part of our organic growth initiatives. We expect the cost to construct such assets to be lower than our historical cost of acquiring them from our former sponsor in drop-down acquisitions.
In addition, we acquired four existing take-or-pay off-take contracts with investment grade-rated counterparties, a fully contracted plant in Epes, Alabama currently under development (the “Epes plant”), and a prospective production plant in Bond, Mississippi in the Simplification Transaction. The off-take contracts we acquired have an aggregate revenue backlog of $4.4 billion and a weighted-average term of 19 years, with an associated base volume of 21 million metric tons of wood pellets. The Epes plant is designed and permitted to produce 1.1 million MTPY of wood pellets. The Bond plant is being developed to produce 1.1 million MTPY of wood pellets.
In connection with the Simplification Transaction, our existing management services fee waivers (the “MSA Fee Waivers”) and other support agreements with our former sponsor were consolidated, fixed, and novated to certain owners of our former sponsor. Under the consolidated support agreement, we are entitled to receive quarterly payments (the “Support Payments”) in an aggregate amount of up to $55.5 million with respect to periods from the fourth quarter of 2021 through the first quarter of 2024.
C-Corporation Conversion
The Partnership converted from a Delaware limited partnership to a Delaware corporation effective December 31, 2021; consequently, results for periods prior to December 31, 2021 reflect Enviva as a limited partnership, not a corporation. The primary financial impacts of the Conversion to the consolidated financial statements were (i) reclassification of partnership capital accounts to equity accounts reflective of a corporation and (ii) income tax effects. On the date of the Conversion, each common unit representing a limited partner interest in the Partnership issued and outstanding immediately prior to the Conversion was exchanged for one share of common stock of the Company, par value $0.001 per share.
Issuance of Common Units and Common Shares
In June 2021, we issued 4,925,000 common units at a price of $45.50 per common unit for total net proceeds of $214.5 million, after deducting $9.5 million of issuance costs. The net proceeds partially financed the drop-down of the production plant under construction in Lucedale, Mississippi and the terminal at the Port of Pascagoula, Mississippi,from our former sponsor and partially financed our development activities to expand our wood pellet production plants in Sampson, North Carolina, Hamlet, North Carolina, and Cottondale, Florida (collectively the “Multi-Plant Expansions”).
In January 2022, we issued 4,945,000 common shares at a price of $70.00 per common share for total net proceeds of $334.0 million, after deducting $12.2 million of issuance costs. We intend to use the net proceeds of $334.0 million to fund a portion of our capital expenditures related to ongoing development projects. We initially used the net proceeds to repay borrowings under our senior secured revolving credit facility.
Financing Activities
In April 2021, we amended our senior secured revolving credit facility to increase the revolving credit commitments from $350.0 million to $525.0 million, extend the maturity from October 2023 to April 2026, increase the letter of credit commitment from $50.0 million to $80.0 million, and reduce the cost of borrowing by 25 basis points. In December 2021, we amended our senior secured revolving credit facility to increase the revolving credit commitments from $525.0 million to $570.0 million and to permit the issuance of commercial letters of credit.
Capacity Expansion and Development Activities
We completed our expansion project at our Northampton, North Carolina wood pellet production plant and are commissioning the recently expanded capacity at our Southampton, Virginia plant. We expect each plant to reach its expanded nameplate production capacity of approximately 750,000 and 760,000 MTPY, respectively, during 2022.
We are commissioning the expanded capacity of our Greenwood plant and expect production capacity to increase to 600,000 MTPY during 2022.
Commitment to Achieve Carbon-Neutral Operations
Consistent with our mission to displace coal, grow more trees, and fight climate change, we recently announced our commitment to become “net-zero” in greenhouse gas (“GHG”) emissions from our operations by 2030. The product we manufacture helps reduce the lifecycle GHG emissions of our customers, but we believe we must also do our part within our operations to mitigate the impacts of climate change. We expect to accomplish neutrality with respect to our Scope 1 emissions (i.e., direct emissions from our manufacturing) by improving energy efficiency and adopting lower-carbon processes, as well as through investment in carbon offsets. We also plan to neutralize our Scope 2 emissions (i.e., indirect emissions from energy we purchase) by using 100% renewable energy by 2030 through the purchase of renewable electricity and/or onsite generation where practicable. Moreover, we will seek to proactively engage with our suppliers, transportation partners, and other stakeholders to drive innovative improvements in our supply chain to reduce our Scope 3 emissions (i.e., indirect emissions in our value chain). We intend to report our Scopes 1, 2, and 3 emissions annually and fully meet the requirements of CDP (formerly known as the Carbon Disclosure Project) by 2022. Although it is difficult to project the incremental cost to our operations in 2030, we do not expect any material impact to our financial performance as a result of our efforts to achieve “net-zero” in GHG emissions from our operations. For more information, refer to the risk factor titled “Increasing attention to ESG matters, including our net-zero goals and our failure to successfully achieve them, could adversely affect our business.”
Outbreak of the Novel Coronavirus
The outbreak of a novel strain of coronavirus (“COVID-19”) has significantly adversely impacted global markets and continues to present global public health and economic challenges. In the third quarter of 2021, our contractors and supply chain partners experienced labor-related, and other challenges associated with COVID-19 that had a temporal, but more pronounced than anticipated, impact on our operations and project execution schedule. In the fourth quarter of 2021, the prevalence of the Omicron variant of COVID-19 and increased rates of infection across areas in which we operate affected the availability of healthy workers from time to time at our facilities, and we experienced increased rates of absence in our hourly workforce as our workers who contracted COVID-19 quarantined at home. These absences contributed to reduced facility availability and in some cases, reduced aggregate production levels. We believe that these challenges were short-term in nature, and based on the actions we have taken and the plans we have in place, we believe these issues are beginning to be behind us.

We have taken prescriptive safety measures including social distancing, hygienic policies and procedures, and other steps recommended by the Centers for Disease Control and Prevention (the “CDC”). We adopted the CDC’s risk management approach at the beginning of the outbreak and have established risk levels based on the degree to which the virus has spread in a given community and the nature of the work performed at that location. Within our field operations, we have continued operations largely as normal with additional precautionary measures; however, we continue to monitor local data on a daily basis and have prioritized putting the right plans, procedures, and measures in place to mitigate the risk of exposure and infection and the related impacts to our business. We have also facilitated access for our employees to receive vaccines at our locations and we provide ongoing financial incentives for our employees to remain up to date with their vaccinations, in accordance with CDC guidelines.
We specifically designed our operations and logistics systems with flexibility and redundancies so they are capable of effectively responding to unforeseen events. We operate a portfolio of ten wood pellet production plants geographically dispersed across the Southeast United States. Our wood pellet production capacity is committed under long-term, take-or-pay off-take contracts with fixed pricing and fixed volumes that are not impacted by the market prices of crude oil, natural gas, power or heat. We export our product from a portfolio of six bulk terminals and transport it to our customers under long-term, fixed-price shipping contracts with multiple shipping partners. Our shipping operations have not been affected by COVID-19.
Factors Impacting Comparability of Our Financial Results
Waycross
On July 31, 2020, we acquired all of the limited liability interests in Georgia Biomass Holding LLC, a Georgia limited liability company and the indirect owner of a wood pellet production plant located in Waycross, Georgia (the “Waycross plant,”) for total consideration of $164.0 million in cash, after accounting for certain adjustments (the “Georgia Biomass Acquisition”). The Georgia Biomass Acquisition was recorded as a business combination and accounted for using the acquisition method. Assets acquired and liabilities assumed were recognized at fair value on the acquisition date of July 31, 2020, and the difference between the fair value of consideration transferred, which excludes acquisition-related costs, and the fair values of the identified net assets acquired, was recognized as goodwill. For more information regarding the Georgia Biomass Acquisition, see Item 8. Financial Statements and Supplemental Data, Note 1, Description of Business and Basis of Presentation-Georgia Biomass Holding LLC and Note 4, Acquisition.
2026 Notes
During December 2019, we issued $600.0 million in principal amount of 6.5% senior unsecured notes due January 15, 2026 (the “2026 Notes”). We received gross proceeds of approximately $601.8 million from the offerings and net proceeds of approximately $595.8 million after deducting commissions and expenses.
In July 2020, we issued an additional $150.0 million in aggregate principal amount of our 6.5% the 2026 Notes at an offering price of 103.75% of the principal amount, which implied an effective yield to maturity of approximately 5.7%. We received net proceeds of approximately $153.6 million from the offering after deducting discounts and commissions and offering costs.
Senior Secured Green Term Loan Facility
In February 2021, our former sponsor entered into a senior secured green term loan facility (the “Green Term Loan”) providing for $325.0 million principal amount, maturing in February 2026. Interest was priced at LIBOR plus 5.50% with a LIBOR floor of 1.00%. Our former sponsor received gross proceeds of $325.0 million and net proceeds of approximately $317.2 million after deducting original issue discount, commissions, and expenses. Our former sponsor used the net proceeds (1) to purchase the noncontrolling interest in Enviva JV Development Company, LLC (the “ Development JV”), (2) to repay the Riverstone Loan (see Item 8. Financial Statements and Supplemental Data, Note 15, Related-Party Transactions), (3) to fund capital expenditures and liquidity reserve cash accounts, and (4) for general purposes.
In October 2021, our former sponsor repaid in full the Green Term Loan and recognized a $9.4 million loss in early retirement of debt resulting from the write-off of unamortized debt issuance costs and original issue discount.
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
Depending on the specific off-take contract, shipping terms under our long-term contracts are either Cost, Insurance and Freight (“CIF”), Cost and Freight (“CFR”), or Free On Board (“FOB”). Under a CIF contract, we procure and pay for shipping costs, which include insurance and all other charges, up to the port of destination for the customer. Under a CFR contract, we procure and pay for shipping costs, which include insurance (excluding marine cargo insurance) and all other charges, up to the port of destination for the customer. Shipping under CIF and CFR contracts after control has passed to the customer is considered a fulfillment activity rather than a performance obligation and associated expenses are accrued and included in the price to the customer. Under FOB contracts, the customer is directly responsible for shipping costs.
In some cases, we may purchase shipments of product from third-party suppliers and resell them in back-to-back transactions (“purchase and sale transactions”). We typically are the principal in such transactions because we control the wood pellets prior to transferring them to the customer and therefore recognize related revenue on a gross basis.
Other Revenue
Other revenue includes fees from customers related to cancellations, deferrals or accelerations of shipments and certain sales and marketing, scheduling, sustainability, consultation, shipping, and risk management services (collectively, “Commercial Services”).
We recognize third-party terminal services revenue ratably over the contract term. Terminal services are performance obligations that are satisfied over time, as customers simultaneously receive and consume the benefits of the terminal services we perform. The consideration is generally fixed for minimum quantities and services beyond minimum quantities are generally billed on a per-MT rate.
Contracted Backlog
As of February 1, 2022, we had approximately $21.2 billion of product sales backlog for firm and contingent contracted product sales to our long-term off-take customers and have a total weighted-average remaining term of 14.5 years compared to approximately $19.9 billion and a total weighted-average remaining term of 14.0 years as of February 1, 2021. Contracted backlog represents the revenue to be recognized under existing contracts assuming deliveries occur as specified in the contracts. Contracted future product sales denominated in foreign currencies, excluding revenue hedged with foreign currency forward contracts, are included in U.S. Dollars at February 1, 2022 forward rates. The contracted backlog includes forward prices, including inflation, as well as foreign currency and commodity prices. The contracted backlog also includes the effects of related foreign currency derivative contracts. Please read Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” and Item 8. “Financial Statements and Supplementary Data—Note 10, Derivative Instruments, for more information regarding our foreign currency forward contracts.
Our expected future product sales revenue under our contracted backlog as of February 1, 2022 is as follows (in millions):

Period from February 1, 2022 to December 31, 2022	$1,257
Year ending December 31, 2023	1,437
Year ending December 31, 2024 and thereafter	18,478
Total product sales contracted backlog	$21,172

Costs of Conducting Our Business
Cost of Goods Sold
Cost of goods sold includes the costs to produce and deliver our wood pellets to customers, reimbursable shipping-related costs associated with specific off-take contracts with CIF or CFR shipping terms, and costs associated with purchase and sale transactions. The primary expenses incurred to produce and deliver our wood pellets consist of raw material, production, and distribution costs.
We have strategically located our plants in the Mid-Atlantic and Gulf Coast regions of the United States, geographic areas in which wood fiber sources are plentiful and readily available. We have short-term and long-term contracts to manage the supply of raw materials into our plants. Delivered wood fiber costs include stumpage as well as harvesting, transportation, and in some cases, size-reduction services provided by our suppliers. The majority of our product volumes are sold under off-take contracts that include cost pass-through mechanisms to mitigate increases in raw material and distribution costs.
Production costs at our production plants consist of labor, energy, tooling, repairs and maintenance, and plant overhead costs. Production costs also include depreciation expense associated with the use of our plants and equipment and any gain or loss on disposal of associated assets. Some of our off-take contracts include price escalators that mitigate inflationary pressure on certain components of our production costs. In addition to the wood pellets that we produce at our owned and operated production plants, we selectively purchase additional quantities of wood pellets from other wood pellet producers.
Distribution costs include all transportation costs from our plants to our port locations, any storage or handling costs while the product remains at port, and shipping costs related to the delivery of our product from our port locations to our customers. Both the strategic location of our plants and our ownership or control of our deep-water terminals have allowed for the efficient and cost-effective transportation of our wood pellets. We seek to mitigate shipping risk by entering into long-term, fixed-price shipping contracts with reputable shippers matching the terms and volumes of our off-take contracts pursuant to which we are responsible for arranging shipping. Certain of our off-take contracts include pricing adjustments for volatility in fuel prices, which allow us to pass the majority of the fuel price-risk associated with shipping through to our customers.
Costs associated with purchase and sale transactions are included in cost of goods sold.
Raw material, production, and distribution costs associated with delivering our wood pellets to our owned and leased marine terminals and third-party wood pellet purchase costs are capitalized as a component of inventory. Fixed production overhead, including the related depreciation expense, is allocated to inventory based on the normal capacity of the production plants. When the inventory is sold, the depreciation allocated to it is reflected as depreciation and amortization expense in our consolidated statements of operations, while the other fixed production overhead allocated to inventory is reflected in cost of goods sold, excluding depreciation and amortization. Distribution costs associated with shipping our wood pellets to our customers are expensed as incurred. Our inventory is recorded using the first-in, first-out method (“FIFO”). Given the nature of our inventory, the calculation of cost of goods sold is based on estimates used in the valuation of the FIFO inventory and in determining the specific composition of inventory that is sold to each customer.
Recoveries from customers for certain costs incurred at the discharge port under our off-take contracts are not considered a part of the transaction price, and therefore are excluded from product sales and included as an offset to cost of goods sold.
How We Evaluate Our Operations
Adjusted Net Income (Loss)
We define adjusted net income (loss) as net income (loss) excluding acquisition and integration costs and other, early retirement of debt obligation, and Support Payments, adjusting for the effect of Commercial Services, and excluding interest expense associated with incremental borrowings related to a fire that occurred in February 2018 at the Chesapeake terminal (the “Chesapeake Incident”) and Hurricanes Florence and Michael (the “Hurricane Events”). We believe that adjusted net income (loss) enhances investors’ ability to compare the past financial performance of our underlying operations with our current performance separate from certain items of gain or loss that we characterize as unrepresentative of our ongoing operations.
Adjusted Gross Margin and Adjusted Gross Margin per Metric Ton
We define adjusted gross margin as gross margin excluding loss on disposal of assets, non-cash equity-based compensation and other expense, depreciation and amortization, changes in unrealized derivative instruments related to hedged items, acquisition and integration costs and other, and Support Payments, and adjusting for the effect of Commercial Services. We define adjusted gross margin per metric ton as adjusted gross margin per metric ton of wood pellets sold. We believe adjusted gross margin and adjusted gross margin per metric ton are meaningful measures because they compare our revenue-generating activities to our cost of goods sold for a view of profitability and performance on a total-dollar and a per-metric ton basis. Adjusted gross margin and adjusted gross margin per metric ton primarily will be affected by our ability to meet targeted production volumes and to control direct and indirect costs associated with procurement and delivery of wood fiber to our wood pellet production plants and our production and distribution of wood pellets.
Adjusted EBITDA
We define adjusted EBITDA as net income (loss) excluding depreciation and amortization, interest expense, income tax expense (benefit), early retirement of debt obligation, non-cash equity-based compensation and other expense, loss on disposal of assets, changes in unrealized derivative instruments related to hedged items, acquisition and integration costs and other, and MSA Fee Waivers and Support Payments, and adjusting for the effect of Commercial Services. Adjusted EBITDA is a supplemental measure used by our management and other users of our financial statements, such as investors, commercial banks, and research analysts, to assess the financial performance of our assets without regard to financing methods or capital structure.
Distributable Cash Flow
We define distributable cash flow as adjusted EBITDA less cash income tax expenses, interest expense net of amortization of debt issuance costs, debt premium, original issue discounts, interest expense associated with the redemption of the $355.0 million of aggregate principal amount of 6.5% senior unsecured notes due 2021 (the “2021 Notes”), the impact from incremental borrowings related to the Chesapeake Incident and Hurricane Events, and maintenance capital expenditures. We use distributable cash flow as a performance metric to compare our cash-generating performance from period to period and to compare the cash-generating performance for specific periods to the cash distributions (if any) that are expected to be paid to our shareholders. We do not rely on distributable cash flow as a liquidity measure.
2021 Non-Recast Presentation
Our 2021 results were calculated on a recast basis in accordance with accounting principles generally accepted in the United States (“GAAP”) to reflect the consolidated performance of Enviva and our former sponsor as if Enviva had bought the former sponsor at inception instead of October 14, 2021, the closing date of the Simplification Transaction. In addition, we are also presenting results for 2021, calculated on a non-GAAP basis that combines (i) the actual performance of Enviva through October 14, 2021, the closing date of the Simplification Transaction, on a non-recast basis, and (ii) our consolidated performance, calculated on a recast basis in accordance with GAAP, inclusive of the assets and operations acquired as part of the Simplification Transaction, from the closing date through December 31, 2021 (the “Non-Recast Presentation”). We believe the non-recast presentation provides investors with relevant information to evaluate our financial and operating performance because it reflects Enviva’s actual and historically reported performance on a stand-alone basis through the closing date of the Simplification Transaction and performance on a consolidated basis from the closing date until year-end.
The Non-Recast Presentation does not reflect the recast of our historical results required under GAAP due to the Simplification Transaction and accordingly contains non-GAAP measures.

Unless expressly stated otherwise, all results are presented on a recast basis.
The following table presents a reconciliation of net loss to adjusted EBITDA and distributable cash flow for the year ended December 31, 2021, on a recast basis and non-recast basis (in millions):

	Year Ended December 31, 2021
	Recast Presentation	Adjustments	Non-Recast Presentation
	(in millions)
Net loss	$(145.3)	$112.1	$(33.2)
Add:
Depreciation and amortization	92.0	(2.8)	89.2
Interest expense	56.5	(11.2)	45.3
Income tax (benefit) expense	(17.0)	17.1	0.1
Early retirement of debt obligation	9.4	(9.4)	—
Non-cash equity-based compensation and other expense	55.9	(32.4)	23.5
Loss on disposal of assets	10.2	(0.1)	10.1
Changes in unrealized derivative instruments	(2.7)	—	(2.7)
Acquisition and integration costs and other	32.6	—	32.6
MSA Fee Waivers and Support Payments	25.1	36.1	61.2
Adjusted EBITDA	$116.7	$109.4	$226.1
Less:
Interest expense net of amortization of debt issuance costs, debt premium, and original issue discount	52.6	(8.3)	44.3
Maintenance capital expenditures	14.0	—	14.0
Distributable cash flow	$50.1	$117.7	$167.8
Limitations of Non-GAAP Financial Measures
Adjusted net income (loss), adjusted gross margin, adjusted gross margin per metric ton, adjusted EBITDA, and distributable cash flow, as well as our Non-Recast Presentation, are not financial measures presented in accordance with GAAP. We believe that the presentation of these non-GAAP financial measures provides useful information to investors in assessing our financial condition and results of operations. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measures. Each of these non-GAAP financial measures has important limitations as an analytical tool because they exclude some, but not all, items that affect the most directly comparable GAAP financial measures. You should not consider adjusted net income (loss), adjusted gross margin, adjusted gross margin per metric ton, adjusted EBITDA, or distributable cash flow, or our Non-Recast Presentation, in isolation or as substitutes for analysis of our results as reported in accordance with GAAP.
Our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility. Please see above for a reconciliation of the Non-Recast Presentation to the Recast Presentation and below for a reconciliation of each of adjusted net income (loss), adjusted gross margin and adjusted gross margin per metric ton, adjusted EBITDA, and distributable cash flow to the most directly comparable GAAP financial measure.

Results of Operations
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

	Year Ended December 31,		Change
	2021	2020
	(Recast)	(Recast)
	(in thousands)
Product sales	$999,190	$830,528	$168,662
Other revenue	42,488	44,434	(1,946)
Net revenue	1,041,678	874,962	166,716
Cost of goods sold, excluding items below	861,703	711,248	150,455
Loss on disposal of assets	10,153	8,715	1,438
Selling, general, administrative, and development expenses(1)	175,108	129,537	45,571
Depreciation and amortization	91,966	85,892	6,074
Total operating costs and expenses	1,138,930	935,392	203,538
Loss from operations	(97,252)	(60,430)	(36,822)
Interest expense	(56,497)	(45,996)	(10,501)
Early retirement of debt obligation	(9,377)	—	(9,377)
Other income, net	880	271	609
Net loss before income tax (benefit) expense	(162,246)	(106,155)	(56,091)
Income tax (benefit) expense	(16,975)	169	(17,144)
Net loss	$(145,271)	$(106,324)	$(38,947)
(1)See Part II, Item 8., “Financial Statements and Supplementary Data—Note 15, Related-Party Transactions
Net revenue
Revenue related to product sales for wood pellets produced or procured by us increased to $999.2 million in 2021 from $830.5 million in 2020. The $168.7 million, or 20%, increase was primarily attributable to a 16% increase in product sales volumes for the year ended December 31, 2021 as compared to the year ended December 31, 2020.
Other revenue for the years ended December 31, 2021 and 2020 included $37.3 million and $32.5 million, respectively, in payments to us for adjusting deliveries under our take-or-pay off-take contracts, which otherwise would have been included in product sales. Other revenue also included $4.1 million from Commercial Services during the year ended December 31, 2020. The $37.3 million and $36.6 million in other revenue was recognized under a breakage model based on when the pellets would have been loaded.
Cost of goods sold
Cost of goods sold increased to $861.7 million for the year ended December 31, 2021 from $711.2 million for the year ended December 31, 2020, an increase of $150.5 million, or 21%. The increase was primarily attributable to a 16% increase in sales volumes.

Adjusted gross margin and adjusted gross margin per metric ton

	Year Ended December 31,		Change
	2021	2020
	(Recast)	(Recast)
	(in thousands, except per metric ton)
Reconciliation of gross margin to adjusted gross margin and adjusted gross margin per metric ton:
Gross margin(1)	$83,362	$72,538	$10,824
Loss on disposal of assets	10,143	8,653	1,490
Non-cash equity-based compensation and other expense	2,271	2,714	(443)
Depreciation and amortization	86,471	82,523	3,948
Changes in unrealized derivative instruments	(2,673)	4,328	(7,001)
Acquisition and integration costs and other	397	1,517	(1,120)
Support Payments	25,100	—	25,100
Commercial Services	—	(4,139)	4,139
Adjusted gross margin	$205,071	$168,134	$36,937
Metric tons sold	5,033	4,332	701
Adjusted gross margin per metric ton	$40.75	$38.81	$1.94
(1)Gross margin is defined as net revenue less cost of goods sold (including related depreciation and amortization and loss on disposal of assets).
We earned adjusted gross margin of $205.1 million, or $40.75 per MT, for the year ended December 31, 2021 compared to $168.1 million, or $38.81 per MT, for the year ended December 31, 2020. The increase in adjusted gross margin was primarily due to a 16% increase in product sales volumes for the year ended December 31, 2021 as compared to the year ended December 31, 2020 and the Support Payments.
Selling, general, administrative, and development expenses
Selling, general, administrative, and development expenses were $175.1 million for the year ended December 31, 2021 and $129.5 million for the year ended December 31, 2020. The $45.6 million increase in total selling, general, administrative, and development expenses is primarily associated with the increases in acquisition and integration costs of $24.9 million primarily associated with the Simplification Transaction and Conversion and the drop-down of the production plant under construction in Lucedale, Mississippi and terminal at the Port of Pascagoula, Mississippi from our former sponsor as well as non-cash equity-based compensation and other expense of $16.8 million associated with the Simplification Transaction.
Depreciation and amortization
Depreciation and amortization expense increased to $92.0 million for the year ended December 31, 2021 from $85.9 million for the year ended December 31, 2020, an increase of $6.1 million or 7%, mainly due to the acquisition of the production plant located in Waycross, Georgia in July 2020.
Interest expense
We incurred $56.5 million of interest expense during the year ended December 31, 2021 and $46.0 million during the year ended December 31, 2020. The increase in interest expense from the prior year was primarily attributable to interest expense associated with the Green Term Loan.
Early retirement of debt obligation
In October 2021, our former sponsor repaid in full the Green Term Loan, which had a principal balance of $318.4 million at the time, and recognized a $9.4 million loss in early retirement of debt resulting from the write-off of unamortized debt issuance costs and original issue discount.
Income tax
We recorded $17.0 million of income tax benefit during the year ended December 31, 2021 and $0.2 million of income tax expense during the year ended December 31, 2020. The increase in income tax benefit of $17.2 million was primarily due to the Conversion.

Adjusted net loss

	Year Ended December 31,		Change
	2021	2020
	(Recast)	(Recast)
	(in thousands)
Reconciliation of net loss to adjusted net loss:
Net loss	$(145,271)	$(106,324)	$(38,947)
Acquisition and integration costs and other	32,608	7,678	24,930
Early retirement of debt obligation	9,377	—	9,377
Support Payments	25,100	—	25,100
Commercial Services	—	(4,139)	4,139
Interest expense from incremental borrowings related to Chesapeake Incident and Hurricane Events	—	2,211	(2,211)
Adjusted net loss	$(78,186)	$(100,574)	$22,388
Adjusted EBITDA

	Year Ended December 31,		Change
	2021	2020
	(Recast)	(Recast)
	(in thousands)
Reconciliation of net loss to adjusted EBITDA:
Net loss	$(145,271)	$(106,324)	$(38,947)
Add:
Depreciation and amortization	91,966	85,892	6,074
Interest expense	56,497	45,996	10,501
Income tax (benefit) expense	(16,975)	169	(17,144)
Early retirement of debt obligation	9,377	—	9,377
Non-cash equity-based compensation and other expense	55,924	39,528	16,396
Loss on disposal of assets	10,153	8,715	1,438
Changes in unrealized derivative instruments	(2,673)	4,328	(7,001)
Acquisition and integration costs and other	32,608	7,678	24,930
Support Payments	25,100	—	25,100
Commercial Services	—	(4,139)	4,139
Adjusted EBITDA	$116,706	$81,843	$34,863
We generated adjusted EBITDA of $116.7 million for the year ended December 31, 2021 compared to $81.8 million for the year ended December 31, 2020. The $34.9 million increase was primarily attributable to the factors described above under the heading “Adjusted gross margin and adjusted gross margin per metric ton.”

Distributable cash flow
The following is a reconciliation of adjusted EBITDA to distributable cash flow:

	Year Ended December 31,		Change
	2021	2020
	(Recast)	(Recast)
	(in thousands)
Adjusted EBITDA	$116,706	$81,843	$34,863
Less:
Interest expense, net of amortization of debt issuance costs, debt premium, original issue discount, and impact from incremental borrowings related to Chesapeake Incident and Hurricane Events	52,574	41,206	11,368
Maintenance capital expenditures	13,981	7,952	6,029
Distributable cash flow attributable to Enviva	50,151	32,685	17,466
Less: Distributable cash flow attributable to incentive distribution rights	19,030	26,917	(7,887)
Distributable cash flow attributable to Enviva	$31,121	$5,768	$25,353
The following is a reconciliation of non-recast net (loss) income to non-recast adjusted EBITDA and non-recast adjusted EBITDA to non-recast distributable cash flow:

	Year Ended December 31,		Change
	2021	2020
	Non-Recast Presentation	Non-Recast As Previously Reported
	(in millions)
Net (loss) income	$(33.2)	$17.1	$(50.3)
Add:
Depreciation and amortization	89.2	77.5	11.7
Interest expense	45.3	44.9	0.4
Income tax expense	0.1	0.1	—
Non-cash equity-based compensation and other expense	23.5	12.8	10.7
Loss on disposal of assets	10.1	7.0	3.1
Changes in unrealized derivative instruments	(2.7)	4.3	(7.0)
Acquisition and integration costs and other	32.6	7.4	25.2
MSA Fee Waivers and Support Payments	61.2	23.4	37.8
Commercial Services	—	(4.1)	4.1
Adjusted EBITDA	226.1	190.3	35.8
Less:
Interest expense net of amortization of debt issuance costs, debt premium, and original issue discount	44.3	40.8	3.5
Maintenance capital expenditures	14.0	8.0	6.0
Distributable cash flow	$167.8	$141.6	$26.2
Non-recast Adjusted EBITDA increased to $226.1 million for the year ended December 31, 2021 from $190.3 million for the year ended December 31, 2020, an increase of $35.8 million, or 19%. Non-recast distributable cash flow increased to $167.8 million for the year ended December 31, 2021 from $141.6 million for the year ended December 31, 2020, an increase of $26.2 million, or 19%.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

	Year Ended December 31,		Change
	2020	2019
	(Recast)	(Recast)
	(in thousands)
Product sales	$830,528	$674,251	$156,277
Other revenue	44,434	9,317	35,117
Net revenue	874,962	683,568	191,394
Cost of goods sold, excluding items below	711,248	601,869	109,379
Loss on disposal of assets	8,715	3,558	5,157
Selling, general, administrative, and development expenses(1)	129,537	98,818	30,719
Depreciation and amortization	85,892	65,565	20,327
Total operating costs and expenses	935,392	769,810	165,582
Loss from operations	(60,430)	(86,242)	25,812
Interest expense	(45,996)	(42,042)	(3,954)
Early retirement of debt obligation	—	(9,042)	9,042
Other income, net	271	410	(139)
Loss from operations before income tax expense (benefit)	(106,155)	(136,916)	30,761
Income tax expense (benefit)	169	(1,932)	2,101
Net loss	$(106,324)	$(134,984)	$28,660
(1)See Part II, Item 8. “Financial Statements and Supplementary Data—Note 15, Related-Party Transactions
Net revenue
Revenue related to product sales for wood pellets produced or procured by us increased to $830.5 million in 2020 from $674.3 million in 2019. The $156.3 million, or 23%, increase was primarily attributable to a 22% increase in product sales volumes for the year ended December 31, 2020 as compared to the year ended December 31, 2019.
Other revenue for the year ended December 31, 2020 included $32.5 million in payments to us, which otherwise would have been included in product sales, for adjusting deliveries under our take-or-pay off-take contracts. Other revenue also included $4.1 million from the Commercial Services during the year ended December 31, 2020. The $32.5 million and $4.1 million in other revenue was recognized under a breakage model based on when the pellets otherwise would have been loaded.
Cost of goods sold
Cost of goods sold increased to $711.2 million for the year ended December 31, 2020 from $601.9 million for the year ended December 31, 2019, an increase of $109.4 million, or 18%. The increase was primarily attributable to a 22% increase in sales volumes during the year ended December 31, 2020 compared to the year ended December 31, 2019.

Adjusted gross margin and adjusted gross margin per metric ton

	Year Ended December 31,		Change
	2020	2019
	(Recast)	(Recast)
	(in thousands, except per metric ton)
Reconciliation of gross margin to adjusted gross margin and adjusted gross margin per metric ton:
Gross margin(1)	$72,538	$16,134	56,404
Loss on disposal of assets	8,653	3,577	5,076
Non-cash equity-based compensation and other expense	2,714	—	2,714
Depreciation and amortization	82,523	61,988	20,535
Changes in unrealized derivative instruments	4,328	4,588	(260)
Acquisition and integration costs and other	1,517	4,299	(2,782)
Commercial Services	(4,139)	4,139	(8,278)
Adjusted gross margin	$168,134	$94,725	$73,409
Metric tons sold	4,332	3,564	768
Adjusted gross margin per metric ton	$38.81	$26.58	$12.23
(1)Gross margin is defined as net revenue less cost of goods sold (including related depreciation and amortization and loss on disposal of assets).
We earned adjusted gross margin of $168.1 million, or $38.81 per MT, for the year ended December 31, 2020 compared to $94.7 million, or $26.58 per MT, for the year ended December 31, 2019. The increase in adjusted gross margin was primarily due to a 22% increase in product sales volumes for the year ended December 31, 2020 as compared to the year ended December 31, 2019.
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
During the quarter ended December 31, 2019, we received a non-refundable payment of $5.6 million from a customer in consideration for our performance during the quarter of Commercial Services outside of the scope of our existing take-or-pay off-take contract. The customer had requested the Commercial Services, among other things, in order to avoid its exposure to market price volatility associated with its anticipated failure to take required deliveries of certain wood pellet volumes during the fourth quarter of 2019 and first half of 2020 pursuant to the off-take contract. The Commercial Services had a value to the customer of $5.6 million. We included the entire non-refundable payment of $5.6 million in our publicly stated guidance for 2019 in our press release issued October 30, 2019.
Under GAAP, we recognized $1.5 million of the $5.6 million payment as revenue during the fourth quarter of 2019, under the breakage model of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, and recorded the remaining $4.1 million as deferred revenue as of December 31, 2019, which was recognized as revenue during the first six months of 2020 in accordance with the original product sales schedule under the off-take contract. For presentation of our non-GAAP measures, including the Non-Recast Presentation, we included the $4.1 million in adjusted net income, adjusted gross margin, adjusted gross margin per MT, and adjusted EBITDA for the year ended December 31, 2019 as such amount relates to our performance of certain Commercial Services, which we completed and for which we were compensated in 2019. The $4.1 million increased adjusted net income, adjusted gross margin per MT, and adjusted EBITDA for the year ended December 31, 2019 and decreased such measures by an equal amount during the first six months of 2020.

Selling, general, administrative, and development expenses
Selling, general, administrative, and development expenses were $129.5 million for the year ended December 31, 2020 and $98.8 million for the year ended December 31, 2019. The $30.7 million increase in total selling, general, administrative, and development expenses is primarily associated with an increase in non-cash equity-based compensation and other expense of $28.9 million.
Depreciation and amortization
Depreciation and amortization expense increased to $85.9 million for the year ended December 31, 2020 from $65.6 million for the year ended December 31, 2019, an increase of $20.3 million or 31%, mainly due to the drop-down of the Hamlet plant from our former sponsor and the acquisition of the production plant located in Waycross, Georgia.
Interest expense
We incurred $46.0 million of interest expense during the year ended December 31, 2020 and $42.0 million during the year ended December 31, 2019. The increase in interest expense from the prior year was primarily attributable to an increase in borrowings as a result of our acquisition of the production plant located in Waycross, Georgia in July 2020.
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
Income tax
We incurred $0.2 million of income tax expense during the year ended December 31, 2020 and incurred and income tax benefit of $1.9 million during the year ended December 31, 2019. The decrease in the income tax benefit of $2.1 million was primarily related to income taxes of a corporate subsidiary.
Adjusted net loss

	Year Ended December 31,
	2020	2019	Change
	(Recast)	(Recast)
	(in thousands)
Reconciliation of net loss to adjusted net loss:
Net loss	$(106,324)	$(134,984)	$28,660
Acquisition and integration costs and other	7,678	6,866	812
Early retirement of debt obligation	—	9,042	(9,042)
Commercial Services	(4,139)	4,139	(8,278)
Interest expense from incremental borrowings related to Chesapeake Incident and Hurricane Events	2,211	1,705	506
Adjusted net loss	$(100,574)	$(113,232)	$12,658

Adjusted EBITDA

	Year Ended December 31,		Change
	2020	2019
	(Recast)	(Recast)
	(in thousands)
Reconciliation of net loss to adjusted EBITDA:
Net loss	$(106,324)	$(134,984)	$28,660
Add:
Depreciation and amortization	85,892	65,565	20,327
Interest expense	45,996	42,042	3,954
Income tax expense (benefit)	169	(1,954)	2,123
Early retirement of debt obligation	—	9,042	(9,042)
Non-cash equity-based compensation and other expense	39,528	10,631	28,897
Loss on disposal of assets	8,715	3,558	5,157
Changes in unrealized derivative instruments	4,328	4,588	(260)
Acquisition and integration costs and other	7,678	6,866	812
Commercial Services	(4,139)	4,139	(8,278)
Adjusted EBITDA	$81,843	$9,493	$72,350
We generated adjusted EBITDA of $81.8 million for the year ended December 31, 2020 compared to $9.5 million for the year ended December 31, 2019. The $72.4 million increase was primarily attributable to the factors described above under the heading “Adjusted gross margin and adjusted gross margin per metric ton.”
Distributable cash flow
The following is a reconciliation of adjusted EBITDA to distributable cash flow:

	Year Ended December 31,		Change
	2020	2019
	(Recast)	(Recast)
	(in thousands)
Reconciliation of adjusted EBITDA to distributable cash flow attributable to Enviva
Adjusted EBITDA	$81,843	$9,493	$72,350
Less:
Interest expense, net of amortization of debt issuance costs, debt premium, original issue discount, and impact from incremental borrowings related to Chesapeake Incident and Hurricane Events	41,206	37,193	4,013
Maintenance capital expenditures	7,952	6,922	1,030
Distributable cash flow attributable to Enviva	$32,685	$(34,622)	$67,307
Liquidity and Capital Resources
Overview
Our primary sources of liquidity include cash and cash equivalent balances, cash generated from operations, availability under our senior secured revolving credit facility and, from time to time, debt and equity offerings. Our primary liquidity needs are to fund working capital, service our debt, finance greenfield construction projects, growth initiatives, and maintenance capital expenditures, and pay dividends. We believe cash on hand, cash generated from our operations and the availability of our senior secured revolving credit facility will be sufficient to meet our primary liquidity requirements. However, future capital expenditures, such as expenditures made in relation to acquisitions of plants or terminals, plant development and/or plant expansion projects, and other cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive, and other factors beyond our control.

Our liquidity as of December 31, 2021, which included cash on hand and availability under our $570.0 million senior secured revolving credit facility, was $116.6 million.
Cash Dividends
We intend to pay cash dividends to holders of our common stock of $3.62 per common stock for 2022.
The former owners of our former sponsor have agreed to reinvest in our common stock all dividends from 9.0 million of the 16.0 million common units issued in connection with the Simplification Transaction for the dividends paid for the period beginning with the third quarter of 2021 through the fourth quarter of 2024.
Capital Requirements
We operate in a capital-intensive industry, which requires significant investments to develop and construct new production and terminal facilities, and maintain and upgrade our existing facilities. Our capital requirements primarily have consisted, and we anticipate will continue to consist, of the following:
•Maintenance capital expenditures, which are cash expenditures incurred to maintain our long-term operating income or operating capacity. These expenditures typically include certain system integrity, compliance, and safety improvements; and
•Growth capital expenditures, which are cash expenditures we expect will increase our operating income or operating capacity over the long term. Growth capital expenditures include acquisitions or construction of new capital assets or capital improvements such as additions to or improvements on our existing capital assets as well as projects intended to extend the useful life of assets.
The classification of capital expenditures as either maintenance or growth is made at the individual asset level during our budgeting process and as we approve, execute, and monitor our capital spending.
We plan to invest $255.0 million to $275.0 million in capital expenditures in 2022. Of that amount, we expect to invest (i) $210.0 million to $220.0 million primarily on the completion of the production plant under construction in Lucedale Mississippi and the terminal at the Port of Pascagoula, Mississippi, and the construction of the Epes plant, (ii) $30.0 million to $35.0 million primarily on the Multi-Plant Expansions, and (iii) $15.0 million to $20.0 million on maintenance capital expenditures.
Long-Term Debt
2026 Notes
In 2019, we issued $600.0 million of the 2026 Notes. We received gross proceeds of approximately $601.8 million from the offerings and net proceeds of approximately $595.8 million after deducting commissions and expenses.
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
For additional information on the 2026 Notes, see Item 8. Financial Statements and Supplemental Data, Note 14, Long-Term Debt and Finance Lease Obligations.
Senior Secured Revolving Credit Facility
In April 2021, we amended our senior secured revolving credit facility to increase the revolving credit commitments from $350.0 million to $525.0 million, to extend the maturity from October 2023 to April 2026, to increase the letter of credit commitment from $50.0 million to $80.0 million, and to reduce the cost of borrowing by 25 basis points. In December 2021, we amended our senior secured revolving credit facility to increase the revolving credit commitments from $525.0 million to $570.0 million and to permit the issuance of commercial letters of credit.
Borrowings under the revolving credit facility bear interest, at our option, at either a Eurodollar rate or at a base rate, in each case, plus an applicable margin. The applicable margin will fluctuate between 1.50% per annum and 2.75% per annum, in the case of Eurodollar rate borrowings, or between 0.50% per annum and 1.75% per annum, in the case of base rate loans, in each case, based on our Total Leverage Ratio (as defined in our credit agreement) at such time, with 25 basis point increases or decreases for each 0.50 increase or decrease in our Total Leverage Ratio from 2.75:1:00 to 4.75:1:00.
We are required to pay a commitment fee on the daily unused amount under the revolving credit commitments at a rate between 0.25% and 0.50% per annum.
The credit agreement contains certain covenants, restrictions, and events of default. We are required to maintain (1) a maximum Total Leverage Ratio at or below 5.00 to 1.00 (or 5.25 to 1.00 during a Material Transaction Period) and (2) a minimum Interest Coverage Ratio (as defined in our credit agreement) of not less than 2.25 to 1.00.
As of December 31, 2021, we were in compliance with all covenants and restrictions associated with, and no events of default existed under, the credit agreement governing our senior secured revolving credit facility. Our obligations under the senior secured revolving credit facility are guaranteed by certain of our subsidiaries and secured by liens on substantially all of our assets; however, the senior secured revolving credit facility is not guaranteed by the Hamlet JV or secured by liens on its assets. For additional information on our senior secured revolving credit facility, see Item 8. Financial Statements and Supplemental Data, Note 14, Long-Term Debt and Finance Lease Obligations.
Seller Note
We are a party to, and a guarantor of, a promissory note (the “Seller Note”) with a remaining principal balance of $37.5 million. The Seller Note matures in February 2023 and has an interest rate of 2.5% per annum. Principal and related interest payments are due annually through February 2022 and quarterly thereafter.
Cash Flows
The following table sets forth a summary of our net cash flows from operating, investing and financing activities for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$33,390	$14,399
Net cash used in investing activities	(332,322)	(383,969)
Net cash provided by financing activities	249,775	406,521
Net (decrease) increase in cash, cash equivalents and restricted cash	$(49,157)	$36,951
Cash Provided by Operating Activities
Net cash provided by operating activities was $33.4 million and $14.4 million for the years ended December 31, 2021 and 2020, respectively. The $19.0 million increase in cash provided by operating activities during the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to an increase in cash from changes in working capital of $47.4 million partially offset by a decrease in cash from net income (loss) adjusted for non-cash items of $28.4 million.
Cash Used in Investing Activities
Net cash used in investing activities was $332.3 million and $384.0 million for the years ended December 31, 2021 and 2020, respectively. The $51.6 million decrease in cash used in investing activities during the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to the investment of $163.3 million in the acquisition of the production plant located in Waycross, Georgia, last year offset by the increase in capital expenditures of $111.3 million.
Cash Provided by Financing Activities
Net cash provided by financing activities was $249.8 million and $406.5 million for the years ended December 31, 2021 and 2020, respectively. The $156.7 million decrease in net cash provided by financing activities in 2021, as compared to 2020, was primarily attributable to an increase in cash used to acquire a non-controlling interest of $59.7 million, a reduction in cash from contributed capital to common control entities acquired of $105.0 million, and an increase in cash distribution of $44.8 million, partially offset by an increase in proceeds from the issuance of common shares of $24.0 million and proceeds from debt issuance net of repayment of debt of $19.3 million.

Off‑Balance Sheet Arrangements
As of December 31, 2021, we did not have any off‑balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S‑K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or a variable interest in unconsolidated entities.
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
Interest Rate Risk
At December 31, 2021, our total debt had a carrying and fair value of $1.3 billion.
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
We enter into derivative instruments to manage cash flow. We do not enter into derivative instruments for speculative or trading purposes. As of December 31, 2021, we had no interest rate swaps outstanding. Previously, we entered into pay-fixed, receive-variable interest rate swaps that expired in September 2021 and October 2021 to hedge interest rate risk associated with variable rate borrowings under our senior secured revolving credit facility. The interest rate swaps are not designated and accounted for as cash flow hedges. The counterparty to our interest rate swap agreements are major financial institutions.
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
Credit Risk
Substantially all of our revenue was from long-term, take-or-pay off-take contracts with five customers for the years ended December 31, 2021, and 2020 and four customers for the year ended December 31, 2019. During the year ended December 31, 2021, most of our customers were major power generators in Europe. This concentration of counterparties operating in a single industry and geographic area results in an exposure to credit risk, in that the counterparties may be similarly affected by changes in economic, political, regulatory or other conditions. If a customer defaults or if any of our contracts expire in accordance with their terms, and we are unable to renew or replace these contracts, our gross margin and cash flows, as well as our ability to make cash dividends to our stockholders, may be adversely affected. Although we have entered into hedging arrangements in order to minimize our exposure to fluctuations in foreign currency exchange and interest rates, our derivatives also expose us to credit risk to the extent that counterparties may be unable to meet the terms of our hedging agreements. For more information, please read Part I, Item 1A “Risk Factors—Our exposure to risks associated with foreign currency and interest rate fluctuations, as well as the hedging arrangements we may enter into to mitigate those risks, could have an adverse effect on our financial condition and results of operations and — We will derive substantially all of our revenues from six customers in 2022, five of which are located in Europe. If we fail to continue to diversify our customer base, our results of operations, business and financial position and ability to pay dividends to our stockholders could be materially adversely affected.
Foreign Currency Exchange Risk
We primarily are exposed to fluctuations in foreign currency exchange rates related to contracts pursuant to which deliveries of wood pellets will be settled in foreign currency. We have entered into forward contracts and purchased options to hedge a portion of our forecasted revenue for these customer contracts.
As of December 31, 2021, we had notional amounts of 57.5 million GBP and 11.0 million Euro (“EUR”) under foreign currency forward contracts and 7.3 million GBP under foreign currency option contracts that expire between 2022 and 2024. As of December 31, 2021, we had no EUR option contracts outstanding.
Historically, we designated and accounted for forward contracts and purchased options as cash flow hedges of anticipated foreign currency denominated revenue and, therefore, the effective portion of the changes in fair value on these instruments was recorded as a component of accumulated other comprehensive income in equity and was reclassified to revenue in the consolidated statements of operations in the same period in which the underlying revenue transactions occurred. During the third quarter of 2018, we elected to discontinue hedge accounting for all designated foreign currency cash flow hedges and, as a result, we had no unrealized loss (gain) associated with foreign currency forward contracts and foreign currency purchased options in accumulated other comprehensive income. At December 31, 2021 and 2020, no unrealized amounts associated with foreign currency forward contracts and foreign currency purchased options were included in other comprehensive income.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS
ENVIVA INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Enviva Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Enviva Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, changes in equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 4, 2022 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Description of the Matter
Completeness of Revenue from Off-Take Contracts
As discussed in Note 1 to the consolidated financial statements, the Company primarily earns revenue through long-term take-or-pay contracts that include a defined volume of wood pellets that the customer is required to purchase on an annual basis. Revenue on these contracts is recognized when control transfers to the customer at the time of loading wood pellets onto a ship.
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

We have served as the Company’s auditor since 2019.

/s/ Ernst & Young LLP
Tysons, Virginia
March 4, 2022

ENVIVA INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2021 and 2020
(In thousands, except number of units or shares)

		2020
	2021	(Recast)
Assets
Current assets:
Cash and cash equivalents	$16,801	$66,114
Restricted cash	1,717	1,561
Accounts receivable	97,439	124,212
Other accounts receivable	17,826	15,112
Inventories	57,717	45,224
Prepaid expenses and other current assets	7,230	6,820
Total current assets	198,730	259,043
Property, plant and equipment, net	1,498,197	1,242,421
Operating lease right-of-use assets	108,846	111,927
Goodwill	103,928	99,660
Other long-term assets	14,446	12,943
Total assets	$1,924,147	$1,725,994
Liabilities and Equity
Current liabilities:
Accounts payable	$29,535	$22,398
Accrued and other current liabilities	163,306	147,815
Current portion of interest payable	25,060	24,656
Current portion of long-term debt and finance lease obligations	39,105	14,551
Related-party note payable	—	20,000
Deferred revenue	—	4,855
Total current liabilities	257,006	234,275
Long-term debt and finance lease obligations	1,232,441	913,498
Long-term operating lease liabilities	122,252	111,991
Deferred tax liabilities, net	36	25,218
Other long-term liabilities	41,748	31,352
Total liabilities	1,653,483	1,316,334
Commitments and contingencies
Equity:
Series A (785.0 million outstanding with liquidation preference of $812.9 million at December 31, 2020)	$—	$(92,703)
Series B (2,500 units outstanding at December 31, 2020)	—	13,865
Preferred stock, $0.001 par value, 100,000,000 shares authorized, none issued and outstanding at December 31, 2021.	—	—
Common stock, $0.001 par value, 600,000,000 shares authorized, 61,137,744 issued and outstanding at December 31, 2021.	61	—
Additional paid-in capital	317,998	—
Retained earnings	—	—
Accumulated other comprehensive income	299	—
Total Enviva Inc.'s equity	318,358	(78,838)
Noncontrolling interests	(47,694)	488,498
Total equity	270,664	409,660
Total liabilities and equity	$1,924,147	$1,725,994
See accompanying notes to consolidated financial statements.

ENVIVA INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2021, 2020 and 2019
(In thousands, except per units or share amounts)

		2020	2019
	2021	(Recast)	(Recast)
Product sales	$999,190	$830,528	$674,251
Other revenue	42,488	44,434	9,317
Net revenue	1,041,678	874,962	683,568
Operating costs and expenses:
Cost of goods sold, excluding items below	861,703	711,248	601,869
Loss on disposal of assets	10,153	8,715	3,558
Selling, general, administrative, and development expenses(1)	175,108	129,537	98,818
Depreciation and amortization	91,966	85,892	65,565
Total operating costs and expenses	1,138,930	935,392	769,810
Loss from operations	(97,252)	(60,430)	(86,242)
Other (expense) income:
Interest expense	(56,497)	(45,996)	(42,042)
Early retirement of debt obligation	(9,377)	—	(9,042)
Other income, net	880	271	410
Total other expense, net	(64,994)	(45,725)	(50,674)
Net loss before income tax (benefit) expense	(162,246)	(106,155)	(136,916)
Income tax (benefit) expense	(16,975)	169	(1,932)
Net loss	(145,271)	(106,324)	(134,984)
Less net loss attributable to noncontrolling interests	23,202	20,034	53,480
Net loss attributable to Enviva Inc.	$(122,069)	$(86,290)	$(81,504)
Net loss per Enviva Inc. unit:(2)
Basic and diluted	$(4.76)	$(5.39)	$(5.09)
Weighted-average number of units outstanding:
Basic and diluted	25,632	16,000	16,000
(1) See Note 15, Related-Party Transactions.
(2) Effective December 31, 2021, units were converted into shares due to the conversion from a partnership to a corporation.
See accompanying notes to consolidated financial statements.

ENVIVA INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
Years ended December 31, 2021, 2020 and 2019
(In thousands)

		2020	2019
	2021	(Recast)	(Recast)
Net loss	$(145,271)	$(106,324)	$(134,984)
Other comprehensive income (loss), net of tax of $0:
Reclassification of net gains on cash flow hedges realized into net loss	—	(22)	(288)
Currency translation adjustment	37	98	31
Net unrealized losses on cash flow hedges	—	—	(146)
Total other comprehensive income (loss)	37	76	(403)
Total comprehensive loss	(145,234)	(106,248)	(135,387)
Less comprehensive loss attributable to noncontrolling interests	23,202	20,034	53,480
Comprehensive loss attributable to Enviva Inc.	$(122,032)	$(86,214)	$(81,907)
See accompanying notes to consolidated financial statements.

ENVIVA INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
Year ended December 31, 2021
(In thousands, except Series B Units)

	Series A		Series B		Common Units		Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Equity Attributable to Enviva Inc.	Non-controlling Interests	Total Equity
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount
Equity, December 31, 2020	784,980	$(92,703)	2,500	$13,865	—	$—	—	$—	$—	$—	$—	$(78,838)	$488,498	$409,660
Acquisition of noncontrolling interest	—	(45,388)	—	—	—	—	—	—	—	—	—	(45,388)	(108,031)	(153,419)
Issuance of Enviva Partners, LP common units prior to the Simplification Transaction, net	—	—	—	—	—	—	—	—	—	—	—	—	214,510	214,510
Cash distributions prior to the Simplification Transaction	—	—	—	—	—	—	—	—	—	—	—	—	(71,471)	(71,471)
Non-cash equity-based compensation and other expense prior to the Simplification Transaction	—	—	6,900	23,833	—	—	—	—	—	—	—	23,833	5,191	29,024
Contribution of assets	—	—	—	—	—	—	—	—	—	—	—	—	389	389
Other comprehensive income prior to the Simplification Transaction	—	12	—	—	—	—	—	—	—	—	—	12	11	23
Net loss prior to the Simplification Transaction	—	(102,284)	—	—	—	—	—	—	—	—	—	(102,284)	(23,229)	(125,513)
Simplification Transaction	(784,980)	240,363	(9,400)	(37,698)	16,000	350,924	—	—	—	—	—	553,589	(553,589)	—
Distributions after the Simplification Transaction	—	—	—	—	—	(52,145)	—	—	—	—	—	(52,145)	—	(52,145)
Common units issued in lieu of distributions	—	—	—	—	115	7,560	—	—	—	—	—	7,560	—	7,560
Non-cash equity-based compensation and other expense after the Simplification Transaction	—	—	—	—	6	12,813	—	—	—	—	—	12,813	—	12,813
Support Payments	—	—	—	—	—	15,446	—	—	—	—	—	15,446	—	15,446
Other comprehensive income after the Simplification Transaction	—	—	—	—	—	14	—	—	—	—	—	14	—	14
Net loss after the Simplification Transaction	—	—	—	—	—	(19,785)	—	—	—	—	—	(19,785)	27	(19,758)
C-Corporation Conversion	—	—	—	—	(16,121)	(314,827)	61,138	61	317,998	—	299	3,531	—	3,531
Equity, December 31, 2021	—	$—	—	$—	—	$—	61,138	$61	$317,998	$—	$299	$318,358	$(47,694)	$270,664

ENVIVA INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity (Continued)
Years ended December 31, 2020 and 2019
(In thousands, except Series B Units)

	Previous Units Existing until the Recapitalization of Enviva Inc.(1)										Current Units Created by the Recapitalization(1)
	Series A		Series B		Series C		Series D		Series E		Series A		Series B
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Equity Attributable to Enviva Inc.	Noncontrolling Interests	Total Equity
Equity, December 31, 2018	250,000	$128,179	14,063	$(2,228)	6,045	$1,200	113,172	$10,276	1,115	$386	—	—	—	—	$137,813	$295,555	$433,368
Issuance of Enviva Partners, LP common units through Enviva Partners, LP Long Term Incentive Plan	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	583	583
Issuance of Enviva Partners, LP common units, net	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	146,278	146,278
Cash distributions	—	—	—	—	—	—	—	(20)	—	—	—	—	—	—	(20)	(74,706)	(74,726)
Enviva Partners, LP unit-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,340	4,340
Enviva Partners, LP common units distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(49,700)	(49,700)
Contributed capital	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	32,500	32,500
Other comprehensive loss	—	(134)	—	(8)	—	—	—	(60)	—	—	—	—	—	—	(202)	(201)	(403)
Net loss	—	(54,014)	—	(3,038)	—	—	—	(24,452)	—	—	—	—	—	—	(81,504)	(53,480)	(134,984)
Equity, December 31, 2019	250,000	$74,031	14,063	$(5,274)	6,045	$1,200	113,172	$(14,256)	1,115	$386	—	—	—	—	$56,087	$301,169	$357,256
Acquisition of noncontrolling interest in Greenwood	—	(41,445)	—	(2,331)	—	—	—	(18,762)	—	—	—	—	—	—	(62,538)	(31,121)	(93,659)
Other comprehensive income prior to recapitalization	—	18	—	1	—	—	—	9	—	—	—	—	—	—	28	—	28
Net loss prior to recapitalization	—	(32,597)	—	(1,834)	—	—	—	(14,756)	—	—	—	—	—	—	(49,187)	—	(49,187)
Recapitalization of Enviva Inc.	(250,000)	(7)	(14,063)	9,438	(6,045)	(1,200)	(113,172)	47,765	(1,115)	(386)	784,980	(55,610)	—	—	—	—	—
Issuance of Enviva Partners, LP common units, net	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	190,529	190,529
Cash distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(74,169)	(74,169)
Enviva Partners, LP unit-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	21,311	21,311
Enviva Inc. unit-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	2,500	13,865	13,865	—	13,865
Contributed capital	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	100,775	100,775
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	10	—	—	10	38	48
Net loss	—	—	—	—	—	—	—	—	—	—	—	(37,103)	—	—	(37,103)	(20,034)	(57,137)
Equity, December 31, 2020	—	$—	—	$—	—	$—	—	$—	—	$—	784,980	$(92,703)	2,500	$13,865	$(78,838)	$488,498	$409,660
(1) See Note 17, Equity

See accompanying notes to consolidated financial statements.

ENVIVA INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2021, 2020 and 2019
(In thousands)

		2020	2019
	2021	(Recast)	(Recast)
Cash flows from operating activities:
Net loss	$(145,271)	$(106,324)	$(134,984)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	92,919	82,436	65,565
Amortization of debt issuance costs, debt premium and original issue discounts	764	2,506	2,138
Early retirement of debt obligation	9,377	—	9,042
Loss on disposal of assets	10,153	8,715	3,558
Deferred taxes	(21,629)	336	(1,997)
Non-cash equity-based compensation and other expense	55,924	39,528	7,963
Fair value changes in derivatives	1,829	5,294	3,701
Unrealized loss on foreign currency transactions, net	22	10	215
Change in operating assets and liabilities:
Accounts and other receivables	24,088	(60,276)	(16,569)
Prepaid expenses and other current and long-term assets	1,723	(12,892)	(1,622)
Inventories	(15,398)	(1,903)	(4,735)
Derivatives	(5,792)	(249)	1,770
Accounts payable, accrued liabilities, and other current liabilities	50,797	62,080	11,190
Related-party payables	(440)	464	(531)
Deferred revenue	(4,324)	(4,139)	3,887
Accrued interest	(11,241)	8,630	(5,209)
Operating lease liabilities	(7,509)	(10,912)	(8,464)
Other long-term liabilities	(2,602)	1,095	9,729
Net cash provided by (used in) operating activities	33,390	14,399	(55,353)
Cash flows from investing activities:
Purchases of property, plant and equipment	(332,322)	(220,998)	(145,200)
Payments in relation to the Georgia Biomass Acquisition, net of cash acquired	—	(163,299)	—
Other	—	328	—
Net cash used in investing activities	(332,322)	(383,969)	(145,200)
Cash flows from financing activities:
Proceeds from senior secured revolving credit facility	1,025,000	755,500	453,000
Principal payments on senior secured revolving credit facility	(679,000)	(635,500)	(526,000)
Principal payments on Green Term Loan	(325,000)	—	—
Proceeds from debt issuance	321,750	155,625	601,777
Support payments	15,446	—	—
Principal payments on other long-term debt and finance lease obligations	(13,188)	(10,951)	(361,879)
Cash paid related to debt issuance costs and deferred offering costs	(9,401)	(3,858)	(7,560)
Proceeds from issuance of Enviva Inc. common shares	214,501	190,529	96,822
Payments for acquisition of noncontrolling interest in Development JV	(153,348)	—	—
Payment for acquisition of noncontrolling interest in Greenwood and other projects	—	(93,659)	—
Principal payments on related-party note payable	(20,000)	—	—
Proceeds from related-party note payable	—	20,000	—
Contributed capital to common control entities acquired	—	105,000	32,500
Cash distributions	(116,006)	(71,169)	(74,732)
Payment for withholding tax associated with Long-Term Incentive Plan vesting	(10,979)	(4,996)	(1,910)
Cash paid for redemption premium from early retirement of debt	—	—	(7,544)
Net cash provided by financing activities	249,775	406,521	204,474
Net (decrease) increase in cash, cash equivalents and restricted cash	(49,157)	36,951	3,921
Cash, cash equivalents and restricted cash, beginning of period	67,675	30,724	26,803
Cash, cash equivalents and restricted cash, end of period	$18,518	$67,675	$30,724

See accompanying notes to consolidated financial statements.

ENVIVA INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
Years ended December 31, 2021, 2020 and 2019
(In thousands)

		2020	2019
	2021	(Recast)	(Recast)
Non-cash investing and financing activities:
Property, plant, and equipment acquired included in accounts payable and accrued liabilities	$20,105	$28,231	$13,603
Enviva Partners, LP common units distributed to noncontrolling interest	—	—	(49,700)
Supplemental information:
Interest paid, net of capitalized interest	$14,884	$28,351	$41,190

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except number of units, per unit amounts and unless otherwise noted)

(1) Description of Business and Basis of Presentation
Enviva Partners, LP (the “Partnership”) converted from a Delaware limited partnership to a Delaware corporation (the “Conversion”) named “Enviva Inc.” effective December 31, 2021. The Partnership was formed on November 12, 2013 as a wholly owned subsidiary of Enviva Holdings, LP (our “ former sponsor” or “Holdings”). Enviva Partners GP, LLC, a wholly owned subsidiary of our former sponsor, was our former general partner (the “ former GP”). References to “Enviva,” the “Company,” “we,” “us,” or “our” refer to (i) Enviva Inc. and its subsidiaries for the periods following the Conversion and (ii) Enviva Partners, LP and its subsidiaries for periods prior to the Conversion, except where the context otherwise requires.
We procure wood fiber and process it into utility-grade wood pellets and load the finished wood pellets into railcars, trucks and barges for transportation to deep-water marine terminals, where they are received, stored and ultimately loaded onto oceangoing vessels for delivery under long-term, take-or-pay off-take contracts to our customers principally in the United Kingdom (the “U.K.”), the European Union, and Japan.
We own and operate ten industrial-scale wood pellet production plants located in the Southeastern United States. In addition to the volumes from our plants, we also procure wood pellets from third parties. Wood pellets are exported from our wholly owned deep-water marine terminal at the Port of Chesapeake, Virginia, terminal assets at the Port of Wilmington, North Carolina, and from third-party deep-water marine terminals in Mobile, Alabama, Panama City, Florida, and Savannah, Georgia under a short-term contract, a long-term contract, and a lease and associated terminal services agreement, respectively. We are constructing a deep-water marine terminal at the Port of Pascagoula, Mississippi.
Basis of Presentation
As a result of the Conversion, periods prior to December 31, 2021 reflect Enviva as a limited partnership, not a corporation. References to common units for periods prior to the Conversion refer to common units of Enviva Partners, LP, and references to common stock for periods following the Conversion refer to shares of common stock of Enviva Inc. The primary financial impacts of the Conversion to the consolidated financial statements were (i) reclassification of partnership capital accounts to equity accounts reflective of a corporation and (ii) income tax effects.
On the date of the Conversion, each common unit representing a limited partner interest in the Partnership issued and outstanding immediately prior to the Conversion was exchanged for one share of common stock of the Company, par value $0.001 per share.
On October 14, 2021, the Partnership entered into and closed on an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Partnership, our former sponsor, Enviva Partners Merger Sub, LLC (“Merger Sub”), and the limited partners of our former sponsor (the “Holdings Limited Partners”) set forth in the Merger Agreement. Pursuant to the terms of the Merger Agreement, (a) the Company acquired (i) all of the limited partner interests in our former sponsor and (ii) all of the limited liability company interests in the former GP, and (b) the incentive distribution rights directly held by our former sponsor were cancelled and eliminated (collectively, the “Simplification Transaction”). As a result of the Simplification Transaction, the Company acquired certain assets under development, as well as off-take contracts in varying stages of negotiation. The Simplification Transaction also included the acquisition of a workforce that was historically employed by our former sponsor. On October 14, 2021, the Partnership issued 16.0 million common units to the owners of the former sponsor as consideration for the Simplification Transaction.
The Simplification Transaction was a business combination of entities under common control and net assets acquired were combined at their historical costs with a change in reporting entity. Accordingly, the consolidated financial statements have been retroactively recast to reflect the Simplification Transaction as if the Simplification Transaction had occurred on March 18, 2010, the date Holdings was originally organized. While the Partnership was the surviving entity for legal purposes, Holdings is the surviving entity for accounting purposes. As a result, the historical financial results prior to the Simplification are those of Holdings. Prior to the Simplification Transaction, Holdings controlled the Partnership so the financial statements of the Partnership were consolidated into the financial statements of Holdings and the common units of the Partnership held by the public are reflected as a noncontrolling interest.

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)
Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Our consolidated financial statements include the accounts of Enviva and its wholly owned subsidiaries and controlled subsidiaries, including a variable interest entity in which we are the primary beneficiary. As managing member, we have the sole power to direct the activities that most impact the economics of the variable interest entity. All intercompany accounts and transactions have been eliminated. We operate and manage our business as one operating segment.
Georgia Biomass Holding LLC
On July 31, 2020, Enviva Pellets Waycross Holdings, LLC, a wholly owned subsidiary of the Company, acquired all of the limited liability company interests in Georgia Biomass Holding LLC, a Georgia limited liability company (“Georgia Biomass”), and the indirect owner of a wood pellet production plant located in Waycross, Georgia (the “Waycross plant”), for a purchase price of $175.0 million, subject to certain adjustments (the “Georgia Biomass Acquisition”). In August 2020, Georgia Biomass converted to a limited liability company organized under the laws of the State of Delaware under the name Enviva Pellets Waycross Holdings Sub, LLC.
The Georgia Biomass Acquisition was recorded as a business combination and accounted for using the acquisition method. Assets acquired and liabilities assumed were recognized at fair value on the acquisition date of July 31, 2020, and the difference between the consideration transferred, excluding acquisition-related costs and the fair values of the assets acquired and liabilities assumed was recognized as goodwill. See Note 4, Acquisition.
(2) Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.
Noncontrolling Interests
Noncontrolling interests include third-party equity ownership in Enviva Wilmington Holdings, LLC (the “Hamlet JV”) and Enviva JV Development Company, LLC (the “Development JV”), each of which are limited liability companies. Prior to the Simplification Transaction, noncontrolling interests also included the third-party, public equity ownership in the Partnership. Noncontrolling interests are presented as a component of equity in the accompanying consolidated balance sheet. The allocation for the Hamlet JV was based on the percentage of units held by third-parties and the Partnership until April 1, 2019, after which there was no allocation to third parties primarily as their capital contributions had all been repaid and substantially all of their preferred return on those capital contributions had been paid. For the Development JV, the allocation of income (loss) is based on the percentage of capital contributions from third-parties and the Partnership. In February 2021, the Partnership purchased the third-party member’s interest in the Development JV. See Note 17, Equity.
Business Combinations
Determining whether an entity has acquired a business or an asset (or a group of assets) is critical because the accounting for a business combination differs significantly from that of an asset acquisition. For an acquisition of a business, the general principle is that, when an entity (the acquirer) takes control of another entity (the target), the fair value of the underlying exchange transaction is used to establish a new accounting basis for the acquired entity where the acquirer recognizes and measures the assets acquired and liabilities assumed at their full fair values as of the date control is obtained. For an acquisition of an asset, a cost accumulation and allocation model is used under which the cost of the acquisition is allocated to the assets acquired and liabilities assumed.
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

ENVIVA INC. AND SUBSIDIARIES
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
We need to apply judgment to determine what is considered “substantially all” because ASC 805 does not provide a bright line for making this assessment. If the “substantially all” threshold is met, the acquired set of assets and activities is not a business. If that threshold is not met, we must evaluate whether the set meets the definition of a business, which consists of inputs and at least one substantive process applied to those inputs that have the ability to contribute to the creation of outputs. If that threshold is not met but the set does not meet the definition of a business, the acquisition would be an asset acquisition.
A business combination is an acquisition of a business and is accounted for using the acquisition method. Identifiable assets acquired and liabilities assumed are recognized at fair value on the acquisition date. Goodwill is calculated as the excess of the fair value of the consideration transferred, which excludes acquisition-related costs that are expensed, over the fair value of the net assets recognized and represents the future economic benefits arising from other net assets acquired that could not be individually identified and separately recognized. Fair value measurements may require us to make significant estimates and assumptions. A measurement period, which could be up to one year from the date of acquisition, exists to identify and measure the assets acquired and the liabilities assumed. During the measurement period, provisional amounts may be recognized and those amounts may subsequently be prospectively adjusted to reflect any new information about facts and circumstances that existed at the acquisition date that, if known, would have affected the measurement of these amounts. At the end of the measurement period, any subsequent changes would not be recognized under the acquisition method but would instead follow other accounting principles, which would then generally impact earnings.
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
Restricted Cash
Restricted cash consists of cash collateral for an irrevocable standby letter of credit and an amount held in escrow.
Accounts Receivable
Accounts receivable represent amounts billed that are recorded at the invoiced amount and billable under our contracts that are pending finalization of prerequisite billing documentation and do not bear interest. As of December 31, 2021 and 2020, we had no amounts in allowance for doubtful accounts given the lack of historical credit losses and no current expectations of credit losses.
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

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)
Inventories are stated at the lower of cost or net realizable value using the first-in, first-out method (“FIFO”) for all inventories. Raw material, production and distribution costs associated with delivering wood pellets to marine terminals and third-party wood pellet purchase costs are capitalized as a component of inventory. These costs and the finished production overhead allocated to inventory are reflected in cost of goods sold when inventory is sold.
Intangibles
Intangibles primarily consist of favorable or unfavorable customer contracts and an unfavorable shipping contact that were acquired in the Georgia Biomass Acquisition. Intangibles with definite lives are amortized based on the pattern of economic benefit over their estimated useful lives, which are reviewed annually. The intangibles acquired in the Georgia Biomass Acquisition are being amortized on a straight-line basis, as metric tons (“MT”) of wood pellets to be sold or shipped under each contract are constant through the end of such contracts. See Note 12, Goodwill and Other Intangibles.
Revenue Recognition
We primarily earn revenue by supplying wood pellets to customers under off-take contracts, the majority of the commitments under which are long-term in nature. Our off-take contracts are considered “take-or-pay” because they include a firm obligation of the customer to take a fixed quantity of product at a stated price and provisions that require that we be compensated in the case of a customer’s failure to accept all or a part of the contracted volumes or termination of a contract by a customer. Each of our long-term off-take contracts defines the annual volume of wood pellets that a customer is required to purchase, and we are required to sell, the fixed price per MT for product satisfying a base net calorific value and other technical specifications. These prices are generally fixed for the entire term, however, some may be subject to adjustments which may include annual inflation-based adjustments or price escalators, price adjustments for product specifications, as well as, in some instances, price adjustments due to changes in underlying indices. In addition to sales of our product under these long-term off-take contracts, we routinely sell wood pellets under shorter-term contracts, which range in volume and tenor and, in some cases, may include only one specific shipment. Because each of our off-take contracts is a bilaterally negotiated agreement, our revenue over the duration of such contracts does not generally follow observable current market pricing trends. Our performance obligations under these contracts are the delivery of wood pellets, which we aggregate into MT. We account for each MT as a single performance obligation. Our revenue from the sales of wood pellets we produce is recognized as product sales upon satisfaction of our performance obligation when control transfers to the customer at the time of loading wood pellets onto a ship. The amount of wood pellets loaded onto a ship is determined by management with the assistance of a third-party specialist.
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
We recognize terminal services revenue ratably over the related contract term, which is included in other revenue. Terminal services are performance obligations that are satisfied over time, as customers simultaneously receive and consume the benefits of the terminal services we perform. The consideration is generally fixed for minimum quantities and any services above the minimum are generally billed based on a per-MT rate as variable consideration and recognized as services are performed. Any deficiency payments receivable and probable of being collected from a customer not meeting quarterly minimum throughput requirements are recognized during the related quarter in satisfaction of the related performance obligation.
Variable consideration from off-take contracts arises from several pricing features outlined in our off-take contracts, pursuant to which such contract pricing may be adjusted in respect of particular shipments to reflect differences between certain

ENVIVA INC. AND SUBSIDIARIES
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
Accrued and Other Current Liabilities
Accrued and other current liabilities primarily includes liabilities related to construction in progress, amounts related to cost of goods sold such as utility costs at our production facilities, distribution costs associated with shipping wood pellets to customers, costs associated with the purchase of wood fiber and wood pellets not yet invoiced and compensation and benefits.
Derivative Instruments
Derivative instruments are classified as either assets or liabilities on a gross basis and carried at fair value and included in prepaid expenses and other current assets, other long-term assets, accrued and other current liabilities and other long-term liabilities on the consolidated balance sheets. During the three years ended December 31, 2021 and since and March 2020, we have no longer applied hedge accounting treatment to any foreign currency and interest rate derivatives, respectively. Derivative instruments that did not or ceased to qualify, or are no longer designated, as accounting hedges are adjusted to fair value through earnings in the current period.
To the extent hedge accounting had previously been applied, it was applied to qualifying cash flow hedges with unrealized changes in their fair value recognized as accumulated other comprehensive income in equity to the extent they could be considered effective in accordance with the accounting standards on derivatives and hedging applicable during those periods.
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

ENVIVA INC. AND SUBSIDIARIES
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
The principal useful lives are as follows:

Asset	Estimated useful life
Land improvements	15 to 25 years
Buildings	5 to 40 years
Machinery and equipment	2 to 30 years
Vehicles	5 to 6 years
Furniture and office equipment	2 to 10 years
Leasehold improvements	Shorter of estimated useful life or lease term, generally 10 years
Costs and accumulated depreciation applicable to assets retired or sold are removed from the accounts and any resulting gain or loss is included in the consolidated statements of operations.
A long-lived asset (group), such as property, plant and equipment and amortizable intangible assets, is tested for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset (group) may not be recoverable. There were no such indicators that would require impairment testing to be performed during the years ended December 31, 2021 and 2020.
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
Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Our leases do not contain any material residual value guarantees or restrictive covenants. In addition to fixed lease payments, we have contracts that incur variable lease expense related to usage (e.g. throughput fees, maintenance and repair and machine hours), which are expensed as incurred. Our leases have remaining terms of one to 40 years, some of which include options to extend the leases by up to multiple five-year extensions. Our leases are generally noncancelable. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term unless there is a transfer of title or purchase option reasonably certain of exercise.
An incremental borrowing rate is applied to our leases for balance sheet measurement. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for a collateralized borrowing over a similar term of the lease payments as of the commencement date.
For contracts that contain lease and nonlease components, nonlease components are separated and accounted for under other relevant accounting standards. We made an accounting policy election to not separate nonlease components from lease

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)
components for heavy machinery and equipment and buildings.
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
Impairment testing for goodwill is required to be done at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (also known as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. Enviva Partners represents a single operating segment that has been deemed to be a single reporting unit.
For the years ended December 31, 2021 and 2020, we performed a quantitative assessment using the market approach and determined the fair value of the reporting unit exceeded its carrying amount. There have been no impairments to the carrying value of our goodwill during the periods presented. See Note 12, Goodwill and Other Intangibles.
Non-Cash Equity-Based Compensation and Other Expense
Our employees, consultants and directors are eligible to receive equity awards and other forms of compensation under the Enviva Inc. Long-Term Incentive Plan (the “LTIP”). Restricted stock units issued in tandem with corresponding dividend equivalent rights (“DERs”) are granted to our employees and independent directors. These equity awards vest subject to the satisfaction of service requirements and/or the achievement of certain performance goals and the grant fair-value of these equity awards are recognized as non-cash equity-based compensation and other expense on a ratable basis over their vesting period. Once these conditions have been met, common stock in the Company will be delivered to the holder of these equity awards. Forfeitures are recognized as they occur. Modifications to these equity awards resulting in incremental fair value over the pre-modification fair value are recognized as non-cash equity-based compensation and other expense over the remaining vesting period. We also recognize non-cash equity-based compensation and other expense for restricted stock units awarded to independent directors. As of December 31, 2021 and 2020, we have the ability to settle certain of our outstanding restricted stock unit awards under the LTIP in either cash or common stock at our election. As we reasonably expect to be able to deliver common stock at the settlement date, we have classified all of our outstanding restricted stock unit awards as equity on our balance sheets. See Note 18, Equity-Based Awards.
Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

ENVIVA INC. AND SUBSIDIARIES
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
Income taxes
Effective December 31, 2021, Enviva Partners, LP converted from a Delaware limited partnership to a Delaware corporation named Enviva Inc. (the “Conversion”). Following the Conversion, we became subject to U.S. federal, foreign, state, and local corporate income tax. In addition, certain of Enviva’s subsidiaries are subject to federal, state, and local income, franchise, or capital taxes at the entity level and the related tax provision is reflected in the Consolidated Financial Statements. Prior to the Conversion, substantially all of Enviva’s operating subsidiaries were organized as limited partnerships and entities that were disregarded entities for U.S. federal and applicable state income tax purposes. As a result, for taxable periods ending on or prior to the conversion, Enviva’s unitholders are liable for income taxes on their share of Enviva’s taxable income.
As a result of the Conversion, Enviva recognized a step-up in the tax basis of certain assets that will be recovered as the assets are sold or the basis is amortized. The calculation and allocation of the step-up in tax basis to the various assets of the company was determined by management with the assistance of a third-party specialist. The basis information used was based on an estimate of the basis in Enviva Inc. as of December 31, 2021. The final amount of the step-up in tax basis may differ as basis information, including the Partnership’s tax basis in underlying assets and liabilities based on 2021 tax return information, becomes available and is finalized.
Income taxes are accounted for using the asset and liability method of accounting. Under this method, deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the applicable enacted tax rates and laws that will be in effect when such differences are expected to reverse.
Deferred tax assets are reduced by a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. When evaluating the realizability of the deferred tax assets, all evidence, both positive and negative, is considered. Items considered when evaluating the need for a valuation allowance include historical book losses, future reversals of existing temporary differences, tax planning strategies and expectations of future earnings.
For a particular tax‑paying component of an entity and within a particular tax jurisdiction, deferred tax assets and liabilities are offset and presented as a single amount, as applicable, in the accompanying statements of financial condition.
Recently Adopted Accounting Standards
On January 1, 2021, we adopted ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation, and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)
recognizing deferred taxes for tax goodwill, and allocating taxes to members of a consolidated group. The adoption did not have a material impact on the financial statements.
Recently Issued Accounting Standards not yet Adopted
Currently, there are no recently issued accounting standards not yet adopted by us that we expect to be reasonably likely to materially impact our financial position, results of operations or cash flows.
(3) Transactions Between Entities Under Common Control
Recast of Historical Financial Statements
The Simplification Transaction was a business combination of entities under common control and net assets acquired were combined at their historical costs with a change in reporting entity. Accordingly, the consolidated financial statements have been retroactively recast to reflect the Simplification Transaction as if the Simplification Transaction had occurred on March 18, 2010, the date Holdings was originally organized. While the Partnership was the surviving entity for legal purposes, Holdings is the surviving entity for accounting purposes. As a result, the historical financial results prior to the Simplification are those of Holdings. Prior to the Simplification Transaction, Holdings controlled the Partnership so the financial statements of the Partnership were consolidated into the financial statements of Holdings and the common units of the Partnership held by the public are reflected as a noncontrolling interest.

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)
The following table presents changes as a result of the Simplification Transaction for the common control entities acquired to previously reported amounts in the audited consolidated balance sheet as of December 31, 2020 included in Enviva’s annual report on Form 10-K for the year ended December 31, 2020:

	As of December 31, 2020
	As Reported	Common Control Entities Acquired	Total (Recast)
Assets
Current assets:
Cash and cash equivalents	$10,004	$56,110	$66,114
Restricted cash	—	1,561	1,561
Accounts receivable	124,212	—	124,212
Other accounts receivable	—	15,112	15,112
Related-party receivables, net	2,414	(2,414)	—
Inventories	42,364	2,860	45,224
Prepaid expenses and other current assets	16,457	(9,637)	6,820
Total current assets	195,451	63,592	259,043
Property, plant and equipment, net	1,071,819	170,602	1,242,421
Operating lease right-of-use assets	51,434	60,493	111,927
Goodwill	99,660	—	99,660
Other long-term assets	11,248	1,695	12,943
Total assets	$1,429,612	$296,382	$1,725,994
Liabilities and Equity
Current liabilities:
Accounts payable	$15,208	$7,190	$22,398
Accrued liabilities and other current liabilities	108,976	38,839	147,815
Current portion of interest payable	24,642	14	24,656
Current portion of long-term debt and finance lease obligations	13,328	1,223	14,551
Related-party note payable	—	20,000	20,000
Deferred revenue	—	4,855	4,855
Total current liabilities	162,154	72,121	234,275
Long-term debt and finance lease obligations	912,721	777	913,498
Long-term operating lease liabilities	50,074	61,917	111,991
Deferred tax liabilities, net	13,217	12,001	25,218
Other long-term liabilities	15,419	15,933	31,352
Total liabilities	1,153,585	162,749	1,316,334
Commitments and contingencies
Total equity	276,027	133,633	409,660
Total liabilities and equity	$1,429,612	$296,382	$1,725,994

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)
The following tables present the changes as a result of the Simplification Transaction to previously reported amounts in the audited consolidated statements of operations for the years ended December 31, 2020 and 2019 included in Enviva’s annual report on Form 10-K for the year ended December 31, 2020:

	Year Ended December 31. 2020
	As Reported	Common Control Entities Acquired	Total (Recast)
Net revenue	$875,079	$(117)	$874,962
Income (loss) from operations	61,778	(122,208)	(60,430)
Net income (loss)	17,080	(123,404)	(106,324)
Less net loss attributable to noncontrolling interests	—	20,034	20,034
Net income (loss) attributable to Enviva Inc.	17,080	(103,370)	(86,290)

	Year Ended December 31, 2019
	As Reported	Common Control Entities Acquired	Total (Recast)
Net revenue	$684,393	$(825)	$683,568
Income (loss) from operations	44,679	(130,921)	(86,242)
Net loss	(2,943)	(132,041)	(134,984)
Less net loss attributable to noncontrolling interests	—	53,480	53,480
Net loss attributable to Enviva Inc.	(2,943)	(78,561)	(81,504)
The following tables present the changes as a result of the Simplification Transaction to previously reported amounts in the audited consolidated statements of cash flows for the years ended December 31, 2020 and 2019 included in Enviva’s annual report on Form 10-K for the year ended December 31, 2020:

	Year Ended December 31. 2020
	As Reported	Common Control Entities Acquired	Total (Recast)
Net cash provided by (used in) operating activities	$119,335	$(104,936)	$14,399
Net cash (used in) provided by investing activities	(396,805)	12,836	(383,969)
Net cash provided by financing activities	278,421	128,100	406,521
Net increase in cash, cash equivalents and restricted cash	$951	$36,000	$36,951

	Year Ended December 31, 2019
	As Reported	Common Control Entities Acquired	Total (Recast)
Net cash provided by (used in) operating activities	$53,860	$(109,213)	$(55,353)
Net cash (used in) provided by investing activities	(177,483)	32,283	(145,200)
Net cash provided by financing activities	130,216	74,258	204,474
Net increase (decrease) in cash, cash equivalents and restricted cash	$6,593	$(2,672)	$3,921

ENVIVA INC. AND SUBSIDIARIES
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
The opening balance sheet from July 31, 2020 has changed since what had been preliminarily included in our consolidated balance sheet as of December 31, 2020. As a result, goodwill decreased by $1.6 million, mainly driven by the change in certain intangible liabilities of $2.5 million resulting from updated information received offset by the impact on deferred taxes. The measurement period has now ended as the purchase price and the purchase price allocation have been finalized.
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

ENVIVA INC. AND SUBSIDIARIES
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
In connection with the Georgia Biomass Acquisition, acquisition-related costs through December 31, 2020 were approximately $3.9 million and are included within selling, general, administrative, and development expenses on the consolidated statements of operations. These acquisition-related costs do not include integration costs.
(5) Revenue
We disaggregate our revenue into two categories: product sales and other revenue. Product sales includes sales of wood pellets. Other revenue includes fees associated with customer requests to cancel, defer, or accelerate shipments in satisfaction of the related performance obligation and third- and related-party terminal services fees. Other revenue also includes fees received for other services, including for sales and marketing, scheduling, sustainability, consultation, shipping and risk management services, where the revenue is recognized when we have satisfied the performance obligation and have a right to the corresponding fee. These categories best reflect the nature, amount, timing and uncertainty of our revenue and cash flows.
Performance Obligations
As of December 31, 2021, the aggregate amount of consideration from contracts with customers allocated to the performance obligations that were unsatisfied or partially satisfied was approximately $18.2 billion. This amount excludes forward prices related to variable consideration including inflation, foreign currency and commodity prices. Also, this amount excludes the effects of the related foreign currency derivative contracts as they do not represent contracts with customers. We expect to recognize approximately 7.0% of our remaining performance obligations as revenue in each of the years ending 2022 and 2023 and the balance thereafter. Our off-take contracts expire at various times through 2045 and our terminal services contract expires in 2023.
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
Variable consideration from our terminal services contract arises from price increases based on agreed inflation indices and from above-minimum throughput quantities or services. There was no variable consideration from our terminal services contract for the year ended December 31, 2021. For the years ended December 31, 2020 and 2019, variable consideration from our terminal service contract was insignificant.
For the year ended December 31, 2021 and 2020, we recognized $0.3 million and $0.1 million, respectively, of product sales revenue related to performance obligations satisfied in previous periods. For the year ended December 31, 2019, product sales revenue was reduced by $0.1 million related to performance obligations satisfied in previous periods.
Contract Balances
Accounts receivable related to product sales as of December 31, 2021 and 2020 were $91.3 million and $108.5 million, respectively. Of these amounts, $61.3 million and $95.0 million, as of December 31, 2021 and 2020 respectively, related to amounts that were not yet billable under our contracts with customers pending finalization of prerequisite billing documentation. The amounts that had not been billed are billed upon receipt of prerequisite billing documentation, where substantially all is typically billed one to two weeks after full loading of the vessel, and where the remaining balance is typically billed one to two weeks after discharge of the vessel.

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)
As of December 31, 2021, we had no deferred revenue for future performance obligations under contracts associated with off-take contracts. As of December 31, 2020, we had $4.9 million of deferred revenue for future performance obligations under contracts associated with off-take contracts.
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
Our product sales are primarily to industrial customers located in the U.K., Denmark, Japan, Belgium, and the Netherlands. Product sales to third-party customers that accounted for 10% or a greater share of consolidated product sales for each of the years ended December 31 are as follows:

		2020	2019
	2021	(Recast)	(Recast)
Customer A	32%	40%	48%
Customer B	5%	9%	10%
Customer C	17%	23%	20%
Customer D	9%	11%	15%
Customer E	18%	8%	—%
(7) Inventories
Inventories consisted of the following as of December 31:

		2020
	2021	(Recast)
Raw materials and work-in-process	$21,995	$15,360
Consumable tooling	22,952	21,855
Finished goods	12,770	8,009
Total inventories	$57,717	$45,224
(8) Property, Plant, and Equipment, net
Property, plant, and equipment, net consisted of the following as of December 31:

		2020
	2021	(Recast)
Land	$26,414	$26,040
Land improvements	61,850	60,110
Buildings	321,577	316,706
Machinery and equipment	859,115	800,252
Vehicles	8,318	6,176
Furniture and office equipment	24,840	16,711
Leasehold improvements	22,101	7,462
Property, plant and equipment	1,324,215	1,233,457
Less accumulated depreciation	(395,618)	(307,775)
Property, plant and equipment, net	928,597	925,682
Construction in progress	569,600	316,739
Total property, plant and equipment, net	$1,498,197	$1,242,421

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)
Total depreciation expense and capitalized interest related to construction-in-progress were as follows for the years ended December 31:

		2020	2019
	2021	(Recast)	(Recast)
Depreciation expense	$92,630	$80,372	$64,853
Capitalized interest related to construction in progress	20,166	9,423	2,104
We recorded loss on disposal of assets of $10.2 million, $8.7 million and $3.6 million for the years ended December 31, 2021, 2020 and 2019, respectively, in the ordinary course of operating our plants.
(9) Leases
Operating lease ROU assets and liabilities and finance leases as of December 31:

		2020
	2021	(Recast)
Operating leases:
Operating lease right-of-use assets	$108,846	$111,927

Current portion of operating lease liabilities	$8,187	$5,799
Long-term operating lease liabilities	122,252	111,991
Total operating lease liabilities	$130,439	$117,790

Finance leases:
Property plant and equipment, net	$25,052	$25,378

Current portion of long-term finance lease obligations	$8,074	$10,051
Long-term finance lease obligations	10,358	11,552
Total finance lease liabilities	$18,432	$21,603
Pascagoula leases certain real estate on which it is constructing a marine export terminal facility (the “Enviva System”). In addition, Pascagoula is party to an exclusive lease for terminal assets, on which the Enviva system will depend, to be constructed by Jackson County Port Authority (the “JCPA system”). The leases each have a 20-year term, with four five-year renewal options. Total future minimum lease payments over the 40-year life of the Enviva System lease are estimated to be $27.6 million. For the JCPA System, there are two payment options for the exclusive right to use it for what is expected to be approximately $24.0 million plus interest. The JCPA system lease is accounted for as a “build-to-suit” lease and is recorded as construction-in-progress with a related long-term liability in the consolidated balance sheet at $18.0 million as of December 31, 2021.

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)
Operating and finance lease costs were as follows for the years ended December 31:

			2020	2019
Lease Cost	Classification	2021	(Recast)	(Recast)
Operating lease cost:
Fixed lease cost	Cost of goods sold	$7,011	$6,557	$9,913
	Selling, general, administrative, and development expenses	7,820	4,916	—
Variable lease cost	Cost of goods sold	18	28	67
	Selling, general, administrative, and development expenses	—	268	—
Short-term lease cost	Cost of goods sold	8,104	9,216	9,121
	Selling, general, administrative, and development expenses	528	187	—
	Total operating lease costs	$23,481	$21,172	$19,101
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	$10,574	$8,165	$5,220
Variable lease cost	Cost of goods sold	58	254	16
	Selling, general, administrative, and development expenses	—	231	—
Interest on lease liabilities	Interest expense	528	651	472
	Total finance lease costs	$11,160	$9,301	$5,708
	Total lease costs	$34,641	$30,473	$24,809
Operating and finance lease cash flow information was as follows for the years ended December 31:

		2020	2019
	2021	(Recast)	(Recast)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,509	$10,912	$9,917
Operating cash flows from finance leases	524	651	472
Financing cash flows from finance leases	10,688	8,334	4,305

Assets obtained in exchange for lease obligations:
Operating leases	$10,491	$55,784	$17,510
Finance leases	8,531	14,698	8,253
As of December 31, 2021, the future minimum lease payments and the aggregate maturities of operating and finance lease liabilities are as follows:

Years Ending December 31,	Operating Leases	Finance Leases	Total
2022	$13,382	$8,445	$21,827
2023	16,116	4,683	20,799
2024	15,545	1,854	17,399
2025	15,727	1,405	17,132
2026	15,373	1,012	16,385
Thereafter	135,422	2,018	137,440
Total lease payments	211,565	19,417	230,982
Less: imputed interest	(81,126)	(985)	(82,111)
Total present value of lease liabilities	$130,439	$18,432	$148,871

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)
As of December 31, 2021, the weighted-average remaining lease terms and discount rates for our operating and finance leases were weighted using the undiscounted future minimum lease payments and are as follows:

Weighted average remaining lease term (years):
Operating leases	15
Finance leases	4
Weighted average discount rate:
Operating leases	6%
Finance leases	3%
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
We have entered and may continue to enter into foreign currency forward contracts, purchased option contracts or other instruments to partially manage this risk. Prior to 2018, we designated certain derivative instruments as cash flow hedges. In 2018, we discontinued hedge accounting for all designated foreign currency cash flow hedges. In connection with the discontinuation of cash flow hedge accounting, we recorded the on-going changes in the fair value of foreign currency derivatives as product sales or cost of goods sold depending on the nature of the item being hedged.
In 2020, we entered into pay-fixed, receive-variable interest rate swaps to hedge interest rate risk associated with our variable rate borrowings under our senior secured revolving credit facility that are not designated and accounted for as cash flow hedges. The interest rate swaps expired in 2021.
Derivative instruments are classified as Level 2 assets or liabilities based on inputs such as spot and forward benchmark interest rates (such as LIBOR) and foreign exchange rates. The fair value of derivative instruments as of December 31, 2021 and 2020 was as follows:

		Asset (Liability)
			2020
	Balance Sheet Classification	2021	(Recast)
Not designated as hedging instruments:
Interest rate swaps	Accrued and other current liabilities	$—	$(119)

Foreign currency exchange contracts:
	Prepaid expenses and other current assets	$321	$308
	Other long-term assets	309	924
	Accrued and other current liabilities	(1,456)	(2,224)
	Other long-term liabilities	(1,001)	(3,508)
Total derivatives not designated as hedging instruments		$(1,827)	$(4,619)
Net unrealized and net realized gains and (losses) recorded to earnings were as follows:

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

				2020	2019
Classification	Derivative Instrument		2021	(Recast)	(Recast)
Product sales	Foreign currency derivatives	Unrealized	$2,673	$(4,327)	$(4,588)
Product sales	Foreign currency derivatives	Realized	(2,689)	275	1,664
Interest expense	Interest rate swap (1)	Unrealized	119	(167)	—
(1)Our interest rate swap outstanding during the year ended December 31, 2019 was designated as a hedging instrument.
The effects of instruments designated as cash flow hedges and the related changes in accumulated other comprehensive income and the gains and losses recognized in earnings for the year ended December 31, 2019 were as follows:

	Amount of Gain (Loss) in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
	(Recast)		(Recast)
Interest rate swap	$(146)	Interest expense	$288
We enter into master netting arrangements designed to permit net settlement of derivative transactions among the respective counterparties. If we had settled all transactions with our respective counterparties at December 31, 2021, we would have received a net settlement termination payment of $1.6 million, which differs by $0.2 million from the recorded fair value of the derivatives. We present our derivative assets and liabilities at their gross fair values.
The notional amounts of outstanding derivative instruments associated with outstanding or unsettled derivative instruments were as of follows as of December 31:

		2020
	2021	(Recast)
Foreign exchange forward contracts in GBP	£57,500	£143,565
Foreign exchange purchased option contracts in GBP	£7,275	£51,601
Foreign exchange forward contracts in EUR	€11,000	€12,968
Interest rate swaps	$—	$70,000
(11) Fair Value Measurements
The amounts reported in the consolidated balance sheets as cash and cash equivalents, restricted cash, accounts receivable, other accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued and other current liabilities approximate fair value because of the short-term nature of these instruments.
Derivative instruments and long-term debt including the current portion are classified as Level 2 instruments. Derivatives are classified as Level 2 as they are fair valued using inputs that are observable in active markets such as benchmark interest rates and foreign exchange rates (see Note 10, Derivative Instruments). The fair value of our 2026 Notes (see Note 14, Long-Term Debt and Finance Lease Obligations) was determined based on observable market prices in an active market and was categorized as Level 2 in the fair value hierarchy. The fair value of the Seller Note is classified as Level 2 and is estimated on discounted cash flow analyses based on observable inputs in active markets for debt with similar terms and remaining maturities. The carrying amount of other long-term debt, which is primarily comprised of the senior secured revolving credit facility that resets based on a market rate, approximates fair value.

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)
The carrying amount and estimated fair value of long-term debt were as follows as of December 31:

	2021		2020
			Carrying Amount	Fair Value
	Carrying Amount	Fair Value	(Recast)	(Recast)
2026 Notes	$747,399	$777,188	$746,875	$796,875
Seller Note	36,442	38,284	37,571	40,405
Other long-term debt	469,273	469,273	142,359	142,359
Total long-term debt	$1,253,114	$1,284,745	$926,805	$979,639
(12) Goodwill and Other Intangibles
Goodwill
Goodwill was $103.9 million and $99.7 million at December 31, 2021 and 2020, respectively. Goodwill includes $4.3 million recorded from an acquisition in 2021, $14.0 million recorded associated with the Georgia Biomass Acquisition in 2020, see Note 4, Acquisition, $80.7 million associated with the acquisition of Cottondale in 2015, and $4.9 million from acquisitions in 2010. We did not record any impairment losses during the years ended December 31, 2021, 2020, or 2019.
Intangibles
Intangible assets (liabilities) consisted of the following as of December 31:

	2021			2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount (Recast)	Accumulated Amortization (Recast)	Net Carrying Amount (Recast)
Favorable customer contracts	$700	$(225)	$475	$6,200	$(5,566)	$634
Assembled workforce	1,856	(1,726)	130	1,856	(1,249)	607
Unfavorable customer contract	(600)	193	(407)	(600)	57	(543)
Unfavorable shipping contract	(6,300)	1,648	(4,652)	(6,300)	485	(5,815)
Total intangible liabilities, net	$(4,344)	$(110)	$(4,454)	$1,156	$(6,273)	$(5,117)
As a result of the Georgia Biomass Acquisition, we recorded intangible assets and liabilities related to favorable off-take contracts that expired in 2020 or expire in December 2024, an unfavorable customer contract that expires in December 2024, and an unfavorable shipping contract that expires in December 2025. During the years ended December 31, 2021, 2020, and 2019 $(0.7) million, $5.5 million, and $0.7 million respectively, of net amortization was included in depreciation and amortization on the consolidated statements of operations.
The estimated aggregate net reduction of amortization expense for the next five years is as follows:

Year Ended December 31,
2022	$1,010
2023	1,140
2024	1,140
2025	1,164
2026	—
Total	$4,454
(13) Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following as of December 31:

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

		2020
	2021	(Recast)
Accrued expenses - compensation and benefits	$22,758	$25,568
Accrued expenses - wood pellet purchases and distribution costs	34,819	50,648
Accrued expenses - operating costs and expenses	55,463	28,805
Accrued capital expenditures	21,791	22,802
Other accrued expenses and other current liabilities	28,475	19,992
Accrued and other current liabilities	$163,306	$147,815
(14) Long-Term Debt and Finance Lease Obligations
Long-term debt and finance lease obligations at carrying value consisted of the following at December 31:

		2020
	2021	(Recast)
2026 Notes, net of unamortized discount, premium and debt issuance of $2.6 million and $3.1 million as of December 31, 2021 and 2020, respectively	$747,399	$746,875
Senior secured revolving credit facility	466,000	120,000
Seller Note, net of unamortized discount of $1.1 million and $2.4 million as of December 31, 2021 and 2020, respectively	36,442	37,571
Related-party note payable	—	20,000
Other loans	3,273	2,359
Finance leases	18,432	21,244
Total long-term debt and finance lease obligations	1,271,546	948,049
Less current portion of long-term debt, finance lease obligations, and related-party note payable	(39,105)	(34,551)
Long-term debt and finance lease obligations, excluding current installments	$1,232,441	$913,498
2026 Notes
In December 2019, we issued $600.0 million in principal amount of 6.5% senior unsecured notes due January 15, 2026 (the “2026 Notes”). We received gross proceeds of approximately $601.8 million from the 2026 Notes and net proceeds of approximately $595.8 million after deducting commissions and expenses. We used the net proceeds from the 2026 Notes to (1) redeem our existing $355.0 million principal amount of 8.5% senior unsecured notes due 2021 (the “2021 Notes”), including payment of the related redemption premium, (2) repay borrowings under our senior secured revolving credit facility, including payment of the related accrued interest, and (3) for general purposes.
In July 2020, we issued an additional $150.0 million aggregate principal amount of the 2026 Notes at an offering price of 103.75% of the principal amount (the “Additional Notes”). We received net proceeds of approximately $153.6 million from the Additional Notes offering after deducting discounts and commissions. We used the net proceeds from the Additional Notes offering to fund a portion of the cash consideration for the third-party member of the Development JV’s indirect interest in Enviva Pellets Greenwood Holdings II, LLC (“Greenwood”), and the Georgia Biomass Acquisition, to repay borrowings under our senior secured revolving credit facility and for general purposes.
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
As of December 31, 2021 and 2020, we were in compliance with the covenants and restrictions associated with, and no events of default existed under, the indenture dated as of December 9, 2019 governing the 2026 Notes. The 2026 Notes are

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)
guaranteed jointly and severally on a senior unsecured basis by most of our existing subsidiaries and may be guaranteed by certain future restricted subsidiaries.
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
Senior Secured Revolving Credit Facility
In December 2021, we amended our senior secured revolving credit facility to increase the revolving credit commitments from $525.0 million to $570.0 million and to permit the issuance of commercial letters of credit. In April 2021, we amended our senior secured revolving credit facility to increase the revolving credit commitments from $350.0 million to $525.0 million, to extend the maturity from October 2023 to April 2026, to increase the letter of credit commitment from $50.0 million to $80.0 million, and to reduce the cost of borrowing by 25 basis points.
Borrowings under the revolving credit commitments thereunder bear interest, at our option, at either a Eurodollar rate or at a base rate, in each case, plus an applicable margin. The applicable margin will fluctuate between 1.50% per annum and 2.75% per annum, in the case of Eurodollar rate borrowings, or between 0.50% per annum and 1.75% per annum, in the case of base rate loans, in each case, based on our Total Leverage Ratio (as defined in our credit agreement) at such time, with 25 basis point increases or decreases for each 0.50 increase or decrease in our Total Leverage Ratio from 2.75:1:00 to 4.75:1:00.
We are required to pay a commitment fee on the daily unused amount under the revolving credit commitments at a rate between 0.25% and 0.50% per annum. During the years ended December 31, 2021, 2020 and 2019, commitment fees were $0.8 million, $0.9 million and $0.8 million, respectively.
At December 31, 2021 and 2020, we had $466.0 million and $120.0 million, respectively, in outstanding borrowings under our senior secured revolving credit facility.
At December 31, 2021 and 2020, we had $4.2 million and $0.3 million, respectively, of letters of credit outstanding under our senior secured revolving credit facility.
The credit agreement contains certain covenants, restrictions and events of default. We are required to maintain (1) a maximum Total Leverage Ratio at or below 5.00 to 1.00 (or 5.25 to 1.00 during a Material Transaction Period) and (2) a minimum Interest Coverage Ratio (as defined in our credit agreement) of not less than 2.25 to 1.00.
As of December 31, 2021 and 2020, we were in compliance with all covenants and restrictions associated with, and no events of default existed under, our senior secured revolving credit facility. Our obligations under the senior secured revolving credit facility are guaranteed by certain of our subsidiaries and secured by liens on substantially all of our assets; however, the senior secured revolving credit facility is not guaranteed by the Hamlet JV or Enviva Pellets Epes, LLC, or secured by liens on their assets.
Seller Note
We are a party to, and a guarantor of, a promissory note (the “Seller Note”) with a remaining principal balance of $37.5 million. The Seller Note matures in February 2023 and has an interest rate of 2.5% per annum. Principal and related interest payments are due annually through February 2022 and quarterly thereafter.
Senior Secured Green Term Loan Facility
In February 2021, our former sponsor entered into a senior secured green term loan facility (the “Green Term Loan”) providing for $325.0 million principal amount, maturing in February 2026. Interest was priced LIBOR plus 5.50% with a LIBOR floor of 1.00%. Interest was payable in arrears at the end of each interest period and on the maturity date. Subject to our former sponsor’s election, interest periods of one, two, three, or six months. Our former sponsor received gross proceeds of $325.0

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)
million and net proceeds of approximately $317.2 million after deducting original issue discount, commissions, and expenses. Our former sponsor used the net proceeds (1) to purchase the Development JV third-party member’s interest in the Development JV, (2) to repay the Riverstone Loan (see Note 15, Related-Party Transactions), (3) to fund capital expenditure and liquidity reserve cash accounts, and (4) for general purposes. During 2021, our former sponsor repaid $338.7 million of principal amount plus accrued interest. The Green Term Loan was repaid in full during 2021 and no further borrowings are available under the facility.
Debt Issuance Costs and Premium
Unamortized debt issuance costs and premium included in long-term debt at December 31, 2021 and 2020 were $3.7 million and $5.5 million, respectively. Unamortized debt issuance costs associated with the senior secured revolving credit facility included in long-term assets was $2.8 million and $1.5 million at December 31, 2021 and 2020, respectively. Amortization expense included in interest expense for the years ended December 31, 2021, 2020, and 2019 was $3.9 million, $2.6 million, and $2.6 million, respectively.
Debt Maturities
Our long-term debt matures through 2026 and our finance lease obligations have maturity dates of between 2021 and 2031. The aggregate maturities of long-term debt and finance lease obligations as of December 31, 2021 are as follows:

Year Ending December 31:
2022	$39,105
2023	13,461
2024	1,973
2025	1,581
2026 and thereafter	1,219,085
Long-term debt and finance lease obligations	1,275,205
Unamortized premium and debt issuance costs	(3,659)
Total long-term debt and finance lease obligations	$1,271,546

(15) Related-Party Transactions
Riverstone/Carlyle Renewable and Alternative Energy Fund II, L.P. and certain affiliated entities (the “Riverstone Funds”), were the sole members of our former general partner. On July 22, 2020, Holdings was recapitalized (the “Recapitalization”) and Riverstone Echo Continuation Holdings, L.P. (the “Continuation Fund”) and Riverstone Echo Rollover Holdings, L.P. (the “Rollover Fund”) became the sole members of the general partner of our former sponsor.
Our former sponsor incurred an annual monitoring fee, which was paid quarterly to the Riverstone Funds, equal to 0.4% of the average value of the Riverstone Funds’ capital contributions to our former sponsor during each fiscal quarter. We incurred $1.1 million, $1.2 million and $1.1 million of monitoring fee expense during the years ended December 31, 2021, 2020 and 2019, respectively, which is included in selling, general, administrative, and development expenses. As of December 31, 2021 and 2020, we had an insignificant amount and $0.5 million payable related to related-party monitoring fee expense included in accrued and other current liabilities. The monitoring fee was terminated on the date of the Simplification Transaction.
In November 2020, our former sponsor entered into a promissory note with the Continuation Fund and the Rollover Fund for principal amount of $20.0 million (the “Riverstone Loan”). The proceeds of the Riverstone Loan were used (1) to fund a capital call of $15.0 million to the Development JV, (2) to purchase a project site in the amount of $2.6 million to develop a wood pellet production plant in Epes, Alabama, and (3) for general purposes. In February 2021, our former sponsor repaid $20.1 million of principal amount plus accrued interest.
On October 14, 2021, our former sponsor distributed 13.6 million common units of the Partnership to the Riverstone Funds. As part of the 16.0 million common units issued in exchange for the Simplification Transaction, 14.1 million were issued to the Riverstone Funds. The Riverstone Funds have agreed to reinvest in our common stock all dividends from 8.7 million of the 14.1

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)
million common units issued in connection with the Simplification Transaction for the dividends paid for the period beginning with the third quarter of 2021 through the fourth quarter of 2024. On the date of the Simplification Transaction, the Riverstone Funds held 27.7 million common units.
In connection with the Simplification Transaction, our existing management fee waivers and other former sponsor support agreements associated with our earlier common control acquisitions were consolidated, fixed, and novated to certain of the former owners of our former sponsor. As a result, under the consolidated support agreement, we will receive quarterly payments in an aggregate amount of $55.5 million with respect to periods through the fourth quarter of 2023.
(16) Income Taxes
As a result of the Conversion, Enviva became subject to U.S. federal, foreign, and state, and local corporate income tax.
In the Conversion, Enviva recognized a step-up in the tax basis of certain assets that will be recovered as the assets are sold or the basis is amortized. The calculation and allocation of the step-up in tax basis to the various assets of the Company was determined by management with the assistance of a third-party specialist. The basis information used was based on an estimate of the basis in Enviva Inc. as of December 31, 2021. Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the applicable enacted tax rates and laws that will be in effect when such differences are expected to reverse. The final amount of the step-up in tax basis may differ as basis information, including the partnerships’ tax basis in underlying assets and liabilities based on 2021 tax return information, becomes available and is finalized. Enviva assessed the realizability of the deferred tax assets (“DTAs”) and concluded that a full valuation allowance for the net DTAs is deemed appropriate as the DTAs were not more likely than not to be realized under relevant accounting standards. On the date of the Conversion, we recorded an estimated net deferred tax asset of $142.8 million relating to the Conversion with a full valuation allowance, resulting in a net zero deferred tax benefit for the deferred taxes relating to the Conversion.
Enviva included income tax benefit of $17.0 million in the consolidated statement of operations for the year ended December 31, 2021 as it related to the activities of corporate subsidiaries and Conversion to corporation. For tax years ended December 31, 2020 and 2019, we recorded income tax expense of $0.2 million and income tax benefit of $2.0 million.
Loss before income taxes consists of the following:

		2020	2019
	2021	(Recast)	(Recast)
U.S.	$(162,246)	$(106,155)	$(136,916)
Foreign	421	81	54
Net loss not subject to federal income tax	145,040	102,603	129,288
Loss before income tax	$(16,785)	$(3,471)	$(7,574)

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)
Components of the income tax provision applicable to our federal, state and foreign taxes are as follows:

		2020	2019
	2021	(Recast)	(Recast)
Current income tax expense :
Federal	$4,593	$—	$—
State	5	—	1
Foreign	55	86	42
Total current income tax expense	$4,653	$86	$43
Deferred income tax (benefit) expense:
Federal	$(21,570)	$82	$(1,996)
State	(58)	1	(1)
Total deferred income tax (benefit) expense	$(21,628)	$83	$(1,997)
Total income tax (benefit) expense	$(16,975)	$169	$(1,954)
The effective income tax rate from continuing operations varies from the U.S. Federal statutory rate principally due to the following:

		2020	2019
	2021	(Recast)	(Recast)
Income tax (benefit) expense at statutory federal income tax rate	$(34,072)	$(22,293)	$(28,752)
Increase (decrease) in income taxes resulting from:
Partnership earnings not subject to tax	30,547	21,564	27,162
Recognition/derecognition of deferred tax	(155,980)	—	—
Valuation allowance	142,822	—	—
Other	(292)	898	(364)
Total income tax (benefit) expense	$(16,975)	$169	$(1,954)

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)
Significant components of deferred tax assets and liabilities as of December 31, 2021 are as follows:

		2020
	2021	(Recast)
Deferred tax assets:
Federal net operating loss carryforward	$1,033	$9,730
Accrued bonus and other accrued liabilities	2,874	—
Operating lease liabilities	27,906	—
Mark to market derivatives	391	—
Equity based compensation	10,681	—
Property, plant and equipment	122,988	—
Interest expense limitation	—	2,328
Intangibles	953	—
Total deferred tax assets	$166,826	$12,058
Deferred tax liabilities:
Prepaids	$(548)	$—
Operating lease right-of-use assets	(23,286)	—
Investment in affiliates	—	(35,202)
Other	(206)	(36)
Total deferred tax liabilities	(24,040)	(35,238)
Valuation allowance	(142,822)	(2,038)
Net deferred tax liability net valuation allowance	$(36)	$(25,218)
As of December 31, 2021, we have federal net operating loss carryforwards of approximately $4.8 million, out of which $3.6 million will expire in years 2034 to 2036.
For calendar year 2021, the only periods subject to examination for U.S. federal and state income tax returns are 2018 through 2020. We believe our income tax filing positions, including our previous status as a pass-through entity, would be sustained on audit and do not anticipate any adjustments that would result in a material change to our consolidated balance sheet. Therefore, no reserves for uncertain tax positions or interest and penalties have been recorded during the years ended December 31, 2021, 2020, and 2019.
Assessing whether deferred tax assets are realizable requires significant judgement. Enviva considers all available positive and negative evidence, including historical operating performance and expectations of future operating performance. The ultimate realization of deferred tax assets is often dependent upon future taxable income and therefore can be uncertain. To the extent that Enviva believes it is more likely than not that all or some portion of the asset will not be realized, valuation allowances are established against any deferred tax assets, which increases income tax expense in the period when such a determination is made. Enviva assessed the realizability of the DTAs and concluded that a full valuation allowance for the net DTAs is deemed appropriate as the DTAs were not more likely than not to be realized under relevant accounting standards.
The Company conducts its foreign operations through foreign taxable entities and is therefore subject to foreign income taxes. The Company generally has minimal foreign current and deferred income tax expense.
(17) Equity
Conversion
As a result of the Conversion, periods prior to December 31, 2021 reflect Enviva as a limited partnership, not a corporation. References to common units for periods prior to the Conversion refer to common units of Enviva Partners, LP, and references to common stock for periods following the Conversion refer to shares of common stock of Enviva Inc.

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)
On the date of the Conversion, each common unit representing a limited partner interest in the Partnership issued and outstanding immediately prior to the Conversion was exchanged for one share of common stock of the Company, par value $0.001 per share.
Simplification Transaction
On October 14, 2021, the Partnership closed on the Simplification Transaction where (a) the Company acquired (i) all of the limited partner interests in our former sponsor and (ii) all of the limited liability company interests in the former GP, and (b) the incentive distribution rights directly held by our former sponsor were cancelled and eliminated. In exchange, the Partnership issued 16.0 million common units, which were distributed to the owners of our former sponsor. The owners of our former sponsor agreed to reinvest in our common stock all dividends from 9.0 million of the 16.0 million common units issued in connection with the Simplification Transaction during the period beginning with dividends paid for the third quarter of 2021 through the fourth quarter of 2024. Under a consolidated support agreement, we are entitled to receive quarterly payments (the “Support Payments”) in an aggregate amount of up to $55.5 million with respect to periods from the fourth quarter of 2021 through the first quarter of 2024. See “Noncontrolling Interests – Enviva Partners” below about the capital of the Partnership.
Recapitalization
On the date of the Recapitalization and as of December 31, 2020, the capital of Holdings consisted of a general partner interest and limited partner interests. The general partner interest was a non-economic, management interest. The general partner was granted full and complete power and authority to manage and conduct the business and affairs of Holdings and to take all such actions as it deemed necessary or appropriate to accomplish the purpose of Holdings. The limited partner interests were divided into two series of units, Series A units and Series B units. The limited partner interests of Series A, B and D units issued and outstanding immediately prior to the Recapitalization were bought out by holders who received new Series A units, which were issued and outstanding as of the Recapitalization and December 31, 2020. The limited partner interests represented by the preceding Series C and E units were canceled as part of the Recapitalization.
Series A Units
As of the Recapitalization, Series A units were issued to certain continuing investors and to new investors who purchased the interests of preceding investors. Holdings did not receive any contributions or make any distributions as part of the Recapitalization. The general partner had the ability to call on a total of up to approximately $300.0 million incremental equity commitments to finance future growth projects in exchange for additional units. No amounts were called upon or drawn pursuant to the equity commitment.
Distribution Rights
All distributable property of Holdings legally available for distribution upon a liquidation event would be distributed as follows:
(a) First: 100% to the Series A Limited Partners in proportion to their respective Unreturned Series A Capital Contributions until the Unreturned Series A Capital Contributions of each Series A Limited Partner have been reduced to $0.
(b) Second: 100% to the Series A Limited Partners in proportion to their Unpaid Series A Preference Amounts until the Unpaid Series A Preference Amount of each Series A Limited Partner has been reduced to $0; and
(c) Thereafter: (i) 85% to the Series A Limited Partners in proportion to their respective Series A Unit Sharing Percentages and (ii) 15% to the Series B Limited Partners in proportion to their respective Series B Unit Sharing Percentages.
Previous Capitalization
Prior to the Recapitalization, the partners’ capital attributable to Enviva Holdings, LP was divided into five classifications: (1) Series A units, (2) Series B units, (3) Series C units, (4) Series D units and (5) Series E units.
Series A Units
Holdings had previously issued 250.0 million Series A units to the previous Series A limited partners. On the date of the Recapitalization, the previously issued Series A units were bought out by holders who received new Series A units.

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)
Series B Units
Holdings had previously issued 14.1 million Series B units to the previous Series B limited partners in exchange for certain assets. On the date of the Recapitalization, the previously issued Series B units were bought out by holders who received new Series A units.
Series C Units
Holdings had issued 6.0 million Series C units pursuant to restricted unit agreements (“Restricted Unit Agreements”). The Series C units were intended to constitute “profits interests” as defined by the Internal Revenue Service. On the date of the Recapitalization, the previously issued Series C units were cancelled and extinguished for no consideration.
Series D Units
Holdings had issued an aggregate of 113.2 million Series D units. On the date of the Recapitalization, the issued Series D units were bought out by holders who received new Series A units.
Series E Units
Holdings had issued 1.1 million Series E units pursuant to Restricted Unit Agreements. The Series E units were intended to constitute “profits interests” as defined by the Internal Revenue Service. On the date of the Recapitalization, the previously issued Series E units were cancelled and extinguished for no consideration.
Noncontrolling Interests
Noncontrolling interests of partners’ capital consist of: (1) third-party equity ownership in the Partnership (2) the Hamlet JV and (3) the Development JV.
The Partnership
Prior to the Simplification Transaction, Holdings owned common units of the Partnership representing an approximate 30% limited partner interest. Holdings was an indirect owner of the Partnership’s general partner, which held the intercompany incentive distribution rights (“IDRs”) of the Partnership until December 31, 2020 and was an indirect owner of MLP Holdco, LLC, which held the IDRs between January 1, 2021 and the Simplification Transaction.
Between January 1, 2021 and the Simplification Transaction, the Partnership issued 4,925,000 of its common units at a price of $45.50 per common unit for total net proceeds of $214.5 million, after deducting $9.5 million of issuance costs. During the year ended December 31, 2020, the Partnership issued 6.2 million common units in a private placement at a price of $32.50 per common unit for gross proceeds of $200.0 million. The Partnership received proceeds of $190.5 million, net of $9.5 million of issuance costs. During the year ended December 31, 2019, the Partnership issued 3.5 million common units in a registered direct offering for net proceeds of approximately $97.0 million, net of $3.0 million of issuance costs.
The partnership agreement of the Partnership contained provisions for the allocation of its net income and loss to its limited partners and its general partner. For purposes of maintaining partners’ capital accounts, items of income and loss were allocated among the limited partners in accordance with their respective percentage ownership interests. Normal allocations according to percentage interests were made after giving effect, if any, to priority income allocations in an amount equal to intercompany IDRs allocated 100% to the Partnership’s general partner through December 31, 2020 and MLP Holdco between January 1, 2020 and the Simplification Transaction.
The Partnership had distributed a quarterly cash distribution to its unitholders pursuant to a cash distribution policy. The partnership agreement had set forth the calculation to be used to determine the amount of cash distributions that our unitholders and our former sponsor would receive.
Aside from the distributions made by the Partnership set forth below, no distributions have been made to the pursuant to the Class A – E holders or Class A and B holders subsequent to the recapitalization. The following table details the cash distribution paid or declared by the Partnership (in millions, except per unit amounts):

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)

Quarter Ended	Declaration Date	Record Date	Payment Date	Distribution Per Unit
June 30, 2020	August 5, 2020	August 14, 2020	August 28, 2020	$0.7650
September 30, 2020	October 30, 2020	November 13, 2020	November 27, 2020	$0.7750
December 31, 2020	January 29, 2021	February 15, 2021	February 26, 2021	$0.7800
March 31, 2021	April 28, 2021	May 14, 2021	May 28, 2021	$0.7850
June 30, 2021	July 27, 2021	August 13, 2021	August 27, 2021	$0.8150
September 30, 2021	November 3, 2021	November 15, 2021	November 26, 2021	$0.8400
December 31, 2021	February 2, 2022	February 14, 2022	February 25, 2022	$0.8600
Hamlet JV
The capital of the Hamlet JV is divided into two classifications: (1) Class A Units and (2) Class B Units, issued at a price of $1.00 per unit for each class.
Class A Units were issued to the third-party member in exchange for capital contributions at a price of $1.00 for each Class A Unit.
The third-party member had a total capital commitment of $235.2 million and, as of December 31, 2021, the third-party member held 227.0 million Class A Units with a remaining capital commitment amount of $8.2 million.
Class B Units were issued to Enviva in exchange for capital contributions at a price of $1.00 for each Class B Unit.
Enviva had a total capital commitment of $232.2 million and, as of December 31, 2021, held 224.0 million Class B Units with a remaining commitment amount of $8.2 million.
Pursuant to the limited liability company agreement of the Hamlet JV (the “Hamlet JV LLCA”), we are the managing member of the Hamlet JV and have the authority to manage the business and affairs of the Hamlet JV and take actions on its behalf, including adopting annual budgets, entering into agreements, effecting asset sales or biomass purchase agreements, making capital calls, incurring debt, and taking other actions, subject to consent of the third-party member in certain circumstances. The Hamlet JV LLCA also sets forth the capital commitments and limitations thereon from each of the members and provides for the allocation of sale proceeds and distributions among the holders of outstanding Class A Units and Class B Units.
Distributions to the third-party member and to Enviva are made in our reasonable discretion as managing member and are governed by the waterfall provisions of the Hamlet JV LLCA, which provides that distributions, after repayment of revolving borrowings under the Hamlet JV Revolver, are to be made as follows:
•First: To the members in proportion to their relative unreturned capital contributions, then to the members in proportion to their relative unpaid preference amount.
•Thereafter: 25% to the third-party member and 75% to Enviva.
Development JV
Our former sponsor held a controlling interest, and a third-party member held a noncontrolling interest, in the Development JV. In February 2021, we purchased all of the third-party member’s limited liability company interests in Development JV. We paid a first installment of approximately $130.1 million in February 2021 and a final installment of $23.7 million was paid in July 2021.
(18) Equity-Based Awards
Long-Term Incentive Plan (“LTIP”)
We maintain the LTIP, which provides for the grant, from time to time, at the discretion of our board of directors or a committee thereof, of options, share appreciation rights, restricted shares, restricted stock units (“RSUs”), DERs, and other awards. The LTIP limits the number of common units that may be delivered pursuant to awards under the plan to 3,450,000 common shares in accordance with the Plan, which became effective on December 31, 2021. If equity awards granted under the LTIP are forfeited, canceled, exercised, paid in cash, or otherwise terminate or expire without the actual delivery of the

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)
underlying common shares, the corresponding number of such common shares will remain available for delivery pursuant to other awards under the LTIP. The common shares issuable pursuant to the LTIP will consist, in whole or in part, of common shares acquired in the open market or from any affiliate or any other person, newly issued common shares, or any combination of the foregoing as determined by our board of directors or a committee thereof.
During 2021, 2020, and 2019, our board of directors granted RSUs in tandem with corresponding DERs to our employees (the “Affiliate Grants”) and RSUs in tandem with corresponding DERs to independent members of our board of directors (the “Director Grants”). The RSUs and corresponding DERs are subject to certain vesting and forfeiture provisions. Award recipients do not have all of the rights of a common shareholder with respect to the RSUs until the RSUs have vested and been settled. Awards of the RSUs settled in common share are settled within 60 days after the applicable vesting date. If a RSU award recipient experiences a termination of service under certain circumstances set forth in the applicable award agreement, the unvested RSUs and corresponding DERs (in the case of performance-based Affiliate Grants) are forfeited. Forfeitures are recognized when the actual forfeiture occurs.
Restricted Shares
Certain employees had received Series B units of our former sponsor that were intended to constitute “profits interests” as defined by the Internal Revenue Service that, due to the Simplification Transaction, converted into common units of the Partnership. In August 2020, our former sponsor had issued equity-classified awards where it may issue up to 10,000 Series B units. Our former sponsor had issued 25% initially, or 2,500 Series B units, and expected to issue an additional 25% on each anniversary over the following three years. These Series B units were measured at the grant date fair value, which was estimated using a probability weighted discounted cash flow approach to be approximately $38.5 million where we recognized $23.8 million and $13.9 million as non-cash equity-based compensation and other expense during the years ended December 31, 2021 and 2020, respectively. Of the $23.8 million recognized during the year ended December 31, 2021, $16.6 million was due to the accelerated vesting of all otherwise unvested Series B units as a result of the Simplification Transaction. After the Simplification Transaction, an additional $3.2 million was recognized as non-cash equity-based compensation and other expense during the year ended December 31, 2021 related to common shares of Enviva Inc. subject to restriction into which the Series B units were converted. The common shares subject to restriction will have their restrictions released as follows: one-third on each of December 31, 2022, 2023 and 2024. The unrecognized estimated non-cash equity-based compensation and other expense relating to outstanding common shares subject to restriction at December 31, 2021 was $47.3 million, which will be recognized over the remaining vesting period.

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)
Affiliate Grants
A summary of the Affiliate Grants for the years ended December 31, 2021, 2020, and 2019 is as follows:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units		Total Affiliate Grant Restricted Stock Units
	Units	Weighted-Average Grant Date Fair Value (per unit)(1)	Units	Weighted-Average Grant Date Fair Value (per unit)(1)	Units	Weighted-Average Grant Date Fair Value (per unit)(1)
Nonvested December 31, 2018	723,940	$25.91	239,512	$27.65	963,452	$26.34
Granted	395,851	$30.41	219,943	$30.28	615,794	$30.36
Forfeitures	(99,999)	$28.56	(24,185)	$29.82	(124,184)	$28.80
Vested	(145,506)	$18.30	—	$—	(145,506)	$18.30
Nonvested December 31, 2019	874,286	$28.90	435,270	$28.84	1,309,556	$28.88
Granted	552,988	$37.98	387,060	$38.02	940,048	$38.00
Forfeitures	(133,273)	$33.15	(105,935)	$30.89	(239,208)	$32.15
Vested	(232,116)	$26.97	(67,881)	$28.03	(299,997)	$27.21
Nonvested December 31, 2020	1,061,885	$33.52	648,514	$34.07	1,710,399	$33.73
Granted	378,488	$51.96	165,549	$48.58	544,037	$50.93
Forfeitures	(125,784)	$39.49	(49,145)	$38.77	(174,929)	$39.29
Vested	(312,528)	$30.03	(156,801)	$30.52	(469,329)	$30.20
Nonvested December 31, 2021	1,002,061	$40.82	608,117	$38.56	1,610,178	$39.97
(1) Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
Time-based Affiliate Grants vest on the third or fourth anniversary of the grant date and performance-based Affiliate Grants vest in three or four years, where the number of shares that vest depend on achievement of specific performance milestones. We account for the delivery of common shares upon the settlement of vested Affiliate Grants as if such common shares were distributed by us. The fair value of the Affiliate Grants granted during 2021 and 2020 was $27.7 million and $35.7 million, respectively, based on the market price per share on the applicable date of grant. The grant date fair value of performance-based Affiliate Grants is reported based on the probable outcome of the performance conditions on the grant date. The fair value of the Affiliate Grants is expensed at the grant date. Compensation expense is based on the grant date fair value. Changes in non-cash equity-based compensation expense due to passage of time, forfeitures, probability of meeting required performance conditions, and final settlements are recorded as adjustments to non-cash equity-based compensation expense and equity. For performance-based Affiliate Grants, expense is accrued only to the extent that the performance goals are considered to be probable of occurring.
We recognize non-cash equity-based compensation expense for the shares awarded in cost of goods sold and selling, general, administrative, and development expenses. We recognized $28.0 million, $25.1 million and $10.2 million of selling, general, administrative, and development expenses associated with the Affiliate Grants during the years ended December 31, 2021, 2020, and 2019, respectively.
We paid $11.0 million to satisfy the withholding tax requirements associated with 312,528 time-based Affiliate Grants and 156,801 performance-based Affiliate Grants that vested under the LTIP during the year ended December 31, 2021. We paid $5.0 million satisfy the withholding tax requirements associated with 232,116 time-based Affiliate Grants that vested under the LTIP during the year ended December 31, 2020. No performance-based Affiliate Grants vested under the LTIP during the year ended December 31, 2019. The unrecognized estimated non-cash equity-based compensation expense relating to outstanding Affiliate Grants at December 31, 2021 was $41.3 million, which will be recognized over the remaining vesting period.

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)
Director Grants
A summary of the Director Grant unit awards subject to vesting for the years ended December 31, 2021, 2020 and 2019, is as follows:

	Time-Based Phantom Units
	Units	Weighted-Average Grant Date Fair Value (per unit)(1)
Nonvested December 31, 2018	13,964	$28.65
Granted	13,264	$30.16
Vested	(13,964)	$28.65
Nonvested December 31, 2019	13,264	$30.16
Granted	14,987	$38.37
Vested	(13,264)	$30.16
Nonvested December 31, 2020	14,987	$38.37
Granted	14,234	$48.48
Vested	(14,987)	$38.37
Nonvested December 31, 2021	14,234	$48.48
(1) Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
In January 2021 and April 2021, Director Grants valued at $0.6 million and $0.1 million, respectively, and which vest on the first anniversary of the grant date in January and April 2022, respectively, were granted. In January and August 2020, Director Grants valued at $0.5 million and $0.1 million were granted, which vested on the first anniversary of the grant dates, in January and August 2021, respectively. In January 2021, the Director Grants that were unvested at December 31, 2020 vested and common shares were issued in respect thereof. In January 2019, Director Grants valued at $0.4 million were granted, which vested on the first anniversary of the grant date in January 2020.
For the years ended December 31, 2021, 2020, and 2019 we recorded $0.8 million, $0.5 million and $0.4 million of non-equity-based compensation expense with respect to the Director Grants. The unrecognized estimated non-cash equity-based compensation cost relating to outstanding Director Grants at December 31, 2021 is $0.1 million and will be recognized over the remaining vesting period.
Dividend Equivalent Rights
DERs associated with the Affiliate Grants and the Director Grants subject to time-based vesting entitle the recipients to receive payments in respect thereof in a per-share amount that is equal to any distributions made by us to the holders of common shares within 60 days following the record date for such distributions. The DERs associated with the Affiliate Grants subject to performance-based vesting will remain outstanding and unpaid from the grant date until the earlier of the settlement or forfeiture of the related performance-based phantom units.
DER distributions paid related to time-based Affiliate Grants were $3.5 million, $3.9 million and $2.7 million, respectively, for the years ended December 31, 2021, 2020 and 2019. At December 31, 2021 and December 31, 2020, there were no DER distributions unpaid related to time-based Affiliate Grants.
DER distributions unpaid related to the performance-based Affiliate Grants were as follows as of December 31:

	2021	2020
Accrued liabilities	$2,690	$1,697
Other long-term liabilities	4,501	2,942
Total unpaid DERs related to performance-based Affiliate Grants	$7,191	$4,639

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(19) Net Loss per Unit
Net loss per unit was computed by dividing the net loss attributable to Enviva Inc. by the weighted-average number of outstanding units.
As Holdings is the surviving entity for accounting purposes, the historical financial results prior to the Simplification Transaction are those of Holdings. Given that and the recapitalization, the number of outstanding units for 2019, 2020, and the portion of 2021 prior to the Simplification Transaction constitutes the 16.0 million units issued to the owners of the former sponsor. For the portion of 2021 that is after the Simplification Transaction, the number of outstanding units are based on the actual number of common units of the Company during that period.
(20) Commitments and Contingencies
Commitments
We have entered into throughput agreements expiring between 2023 and 2028 to receive terminal and stevedoring services at certain of our terminals, some of which include options to extend for up to 5 years. The agreements specify a minimum cargo throughput requirement at a fixed price per ton or a fixed fee, subject to an adjustment based on the consumer price index or the producer price index, for a defined period of time, ranging from monthly to annually. At December 31, 2021, we had approximately $20.0 million related to firm commitments under such terminal and stevedoring services agreements. For the years ended December 31, 2021, 2020 and 2019, terminal and stevedoring services expenses were $12.3 million, $9.7 million and $11.3 million, respectively.
We have entered into long-term arrangements to secure transportation from our plants to our export terminals. Under certain of these agreements, which expire between 2023 through 2026, we are committed to various annual minimum volumes under multi-year fixed-cost contracts with third-party logistics providers for trucking and rail transportation, subject to increases in the consumer price index and certain fuel price adjustments. For the years ended December 31, 2021, 2020 and 2019, ground transportation expenses were $43.8 million, $36.6 million and $34.7 million, respectively.
We have entered into long-term supply arrangements, expiring between 2023 through 2026, to secure the supply of wood pellets from third-party vendors and related parties. The minimum annual purchase volumes are at a fixed price per MT adjusted for volume, pellet quality and certain shipping-related charges. The supply agreements for the purchase of 450,000 MT of wood pellets from British Columbia are fully offset by an agreement to sell 450,000 MT of wood pellets to the same counterparty from our terminal locations, where $69.4 million remains to be sold as of December 31, 2021. Under long-term supply arrangements, we purchased approximately $109.6 million, $25.1 million and $51.6 million of wood pellets for the years ended December 31, 2021, 2020 and 2019, respectively.
Fixed and determinable portions of the minimum aggregate future payments under these firm terminal and stevedoring services, ground transportation and wood pellet supply agreements for the next five years are as follows:

2022	$136,103
2023	129,292
2024	100,347
2025	80,199
2026	60,328
Total	$506,269
In order to mitigate volatility in our shipping costs, we have entered into fixed-price shipping contracts with reputable shippers matching the terms and volumes of certain of our off-take contracts for which we are responsible for arranging shipping. Contracts with shippers, expiring between 2022 through 2039, include provisions as to the minimum amount of MTPY to be shipped and may also stipulate the number of shipments. Pursuant to these contracts, the terms of which extend up to 17 years, charges are based on a fixed-price per MT and, in some cases, there are adjustment provisions for increases in the price of fuel or for other distribution-related costs. The charge per MT varies depending on the loading and discharge port. Shipping expenses included in cost of goods sold for the years ended December 31, 2021, 2020 and 2019 was $94.7 million, $75.0 million and $64.1 million, respectively.

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of units, per unit amounts and unless otherwise noted)
(21) Subsequent Event
Issuance of Common Stock
In January 2022, we issued 4,950,000 shares of common shares at a price of $70.00 per share common share for total net proceeds of $334.0 million, after deducting $12.2 million of issuance costs. We intend to use the net proceeds of $334.0 million to fund a portion of our capital expenditures relating to ongoing development projects. We initially used the net proceeds to repay borrowings under our senior secured revolving credit facility.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Exchange Act) was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2021, the end of the period covered by this Annual Report.
Internal Control over Financial Reporting
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for us as defined in Rules 13a‑15(f) and 15d‑15(f) of the Exchange Act. Under the supervision of, and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework in 2013, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021. The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8. “Financial Statements and Supplementary Data of this report.”
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that occurred during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Enviva Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Enviva Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Enviva Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Enviva Inc. and subsidiaries as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, changes in equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated March 4, 2022 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ Ernst & Young LLP
Tysons, Virginia
March 4, 2022

ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
On December 31, 2021, we completed our conversion from a master limited partnership named Enviva Partners, LP to a corporation named Enviva Inc. Subsequent to the Conversion, we operate under a customary corporate governance model and are subject to the Delaware General Corporation Law. We are governed by our board of directors (our “Board”) and executive officers who owe fiduciary duties to the Company and its stockholders.
Executive Officers and Directors of the Company
The following table shows information for our Board and executive officers. Directors hold office until their successors have been appointed or qualified or until the earlier of their death, resignation, removal, or disqualification.

Name of Beneficial Owner	Age	Position
John K. Keppler	51	Chairman, President and Chief Executive Officer
Shai S. Even	53	Executive Vice President and Chief Financial Officer
William H. Schmidt, Jr.	49	Executive Vice President, Corporate Development and General Counsel
Thomas Meth	49	Executive Vice President and Chief Commercial Officer
E. Royal Smith	49	Executive Vice President, Operations
Roxanne B. Klein	45	Executive Vice President and Chief Human Resources Officer
Yanina A. Kravtsova	45	Executive Vice President, Communications, Public and Environmental Affairs
Michael A. Johnson	56	Vice President and Chief Accounting Officer
Ralph Alexander	66	Director
John C. Bumgarner, Jr.	79	Director
Martin N. Davidson	60	Director
Jim H. Derryberry	77	Director
Fauzul Lakhani	34	Director
Gerrit “Gerrity” L. Lansing, Jr.	49	Director
Pierre F. Lapeyre, Jr.	59	Director
David M. Leuschen	70	Director
Jeffrey W. Ubben	60	Director
Gary L. Whitlock	72	Director
Janet S. Wong	63	Director
Eva T. Zlotnicka	39	Director
John K. Keppler. Mr. Keppler joined the board of directors as Chairman and began serving as President and Chief Executive Officer of the general partner of Enviva Partners, LP in November 2013. He has continued to serve as Chairman of the board of directors, President, and Chief Executive Officer of Enviva Inc. Mr. Keppler co-founded Intrinergy, the predecessor to our former sponsor, in 2004. From 2002 to 2004, Mr. Keppler was the Director of Corporate Strategy in the Office of the Vice Chairman with America Online and, prior to that, he was Senior Manager, Business Affairs and Development with America Online from 2001 to 2002. Mr. Keppler holds a B.A. in political economy from the University of California, Berkeley, as well as an MBA from The Darden Graduate School of Business Administration at The University of Virginia. Over the course of Mr. Keppler’s career, he has gained extensive experience growing innovative ideas into successful businesses across a broad range of industries and has developed a wealth of experience in business strategy and operations and a keen knowledge of the renewable energy sector. For the past sixteen years, Mr. Keppler has been responsible for setting our strategic direction and leading our growth from a start-up company to the world’s leading producer of wood biomass fuels. In light of this experience, we believe that he has the requisite set of skills to serve as a director, as well as Chairman, President and Chief Executive Officer.
Shai S. Even. Mr. Even began serving as Executive Vice President and Chief Financial Officer of the general partner of Enviva Partners, LP in June 2018 and has continued to serve as Executive Vice President and Chief Financial Officer of Enviva Inc. In this role, Mr. Even leads Enviva’s finance, accounting, and information technology organizations and provides strategic leadership on finance matters. He has over 25 years of experience with operational and strategic finance, including in senior financial and management roles at master limited partnerships. Most recently, Mr. Even served as Senior Vice President and Chief Financial Officer of Alon USA Energy, Inc. and served as President and Chief Financial Officer of Alon USA Partners, LP. While at Alon, Mr. Even led Alon’s parent company’s successful IPO on the NYSE in 2005 and the successful IPO of Alon’s master limited partnership in 2012. During his tenure at Alon, he led the company’s two major acquisitions and scaled its finance organization to complement the growth of the company. Prior to joining Alon, Mr. Even served as the Chief Financial Officer of DCL Group in Tel Aviv, Israel, and as an auditor with KPMG. Mr. Even holds a bachelor’s degree in Economics and Accounting from Bar-Ilan University and is a certified public accountant.
William H. Schmidt, Jr. Mr. Schmidt began serving as Executive Vice President, Corporate Development and General Counsel of the general partner of Enviva Partners, LP in February 2018 and, prior to that, as Executive Vice President, General Counsel and Secretary in November 2013, and continues to serve as Executive Vice President, Corporate Development and General Counsel of Enviva Inc. He also has served as Executive Vice President, Corporate Development and General Counsel of our former sponsor’s general partner since February 2018 and, prior to that, as Executive Vice President, General Counsel and Secretary since March 2013. Mr. Schmidt also served as President and General Counsel of Enviva Development Holdings, LLC, our former sponsor’s development company. In these capacities, Mr. Schmidt is responsible for our corporate development activities and legal affairs. Prior to joining Enviva, Mr. Schmidt was Senior Vice President and General Counsel of Buckeye GP LLC, the general partner of Buckeye Partners, L.P., a diversified master limited partnership. Mr. Schmidt also was President of Lodi Gas Storage, L.L.C., a subsidiary of Buckeye Partners, L.P., from August 2009 to January 2012. Prior to joining Buckeye in September 2004, Mr. Schmidt practiced law at Chadbourne & Parke LLP, an international law firm that subsequently merged with Norton Rose Fulbright.
Thomas Meth. Mr. Meth began serving as Executive Vice President, Sales and Marketing of the general partner of Enviva Partners, LP in November 2013 and has continued to serve as Executive Vice President and Chief Commercial Officer of Enviva Inc. He was also a co-founder of Intrinergy. Mr. Meth is responsible for our commercial customer relations as well as our market development, customer fulfillment and shipping initiatives. Prior to Intrinergy, Mr. Meth was Head of Sales and Marketing in Europe, the Middle East, and Africa for the Colfax Corporation from 2002 to 2004. From 1993 to 2000, Mr. Meth was Director of Sales for Europay Austria, a consumer financial services company that offered MasterCard, Maestro, and Electronic Purse services. Mr. Meth holds a bachelor of commerce from Vienna University of Economics and Business Administration in Austria as well as an MBA from The Darden Graduate School of Business Administration at The University of Virginia.
E. Royal Smith. Mr. Smith began serving as Executive Vice President, Operations of the general partner of Enviva Partners, LP in August 2016 and prior to that as Vice President, Operations in April 2014, and continues to serve as Executive Vice President, Operations of Enviva Inc. Previously, he served as Director of Operations, NAA Division of Guilford Performance Textiles, a global textile manufacturing company, from March 2012 to July 2014. From August 2010 to March 2012, Mr. Smith also served as Director of Quality, NAA Division. Prior to joining Guilford, Mr. Smith worked as a Plant Manager at Pactiv, a food packaging manufacturer, from May 2009 to August 2010. Mr. Smith served as General Manager of a facility operated by United Plastics Group International from December 2005 to May 2009, after serving in other roles at the company from April 2002. From January 1999 to September 1999, he served as Production Supervisor of The General Motors Corporation, before serving as Mechanical Device/Tool and Die Supervisor from September 1999 to August 2000. Mr. Smith holds a B.S. in Mechanical Engineering from GMI Engineering and Management Institute.
Roxanne B. Klein. Ms. Klein began serving as Executive Vice President and Chief Human Resources Officer of the general partner of Enviva Partners, LP in December 2021 and continues to serve as Executive Vice President and Chief Human Resources Officer of Enviva Inc. With years of Human Resources leadership experience in the manufacturing industry, Roxanne has an extensive and proven background building successful talent acquisition and development teams and driving best practices in people management and social impact. Prior to joining Enviva, Ms. Klein spent six years as Senior Vice President and Chief Human Resources Officer for Knoll, Inc., one of the world’s leading global manufacturers of office and other furniture. Prior to that, she held progressively increasing leadership roles at Knoll from 2007 to 2015 as well as additional Human Resources leadership roles at Praxair, Inc. and Danaher Corporation. Ms. Klein holds a B.B.A. from Temple University and an M.B.A. from DeSales University.
Yanina A. Kravtsova. Ms. Kravtsova began serving as Executive Vice President, Communications, Public & Environmental Affairs of the general partner of Enviva Partners, LP, in December 2019 and, prior to that, as Vice President, Environmental Affairs and Chief Compliance Officer in October 2018, and continues to serve as Executive Vice President, Communications, Public & Environmental Affairs of Enviva Inc. In her current role, Ms. Kravtsova leads the teams responsible for media, governmental and community relations, as well as environmental permitting of our facilities. Ms. Kravtsova brings to Enviva over 20 years of leadership and senior management experience in the renewable energy and power sector. Prior to joining Enviva, Ms. Kravtsova served as Senior Vice President, General Counsel and Secretary of Terraform Global, Inc. from

February 2015. Ms. Kravtsova was also Legal Head of Renewable Energy Investments at Google Inc. from August 2011 to January 2015. Ms. Kravtsova practiced law at Clifford Chance U.S. LLP, Latham & Watkins LLP, and The World Bank Group, handling international project finance, regulatory, and corporate matters for energy projects.
Michael A. Johnson. Mr. Johnson began serving as Vice President and Chief Accounting Officer of the general partner of Enviva Partners, LP in July 2021 and continues to serve as Vice President and Chief Accounting Officer of Enviva Inc. In this role, he is responsible for managing Enviva’s accounting systems and financial controls with a focus on ensuring timely and accurate internal and external financial reporting and maintaining regulatory compliance. Mr. Johnson is an accomplished finance professional with years of experience as an accounting and controllership leader for public companies within the energy industry. Prior to joining Enviva, he spent three years at SandRidge Energy, an oil and gas company, most recently serving as their Chief Financial Officer. Prior to that, he built a successful 24-year career at Chesapeake Energy Corporation, beginning as Assistant Controller before spending 17 years in the role of Senior Vice President & Chief Accounting Officer. He gained additional audit and financial reporting experience at Phibro Energy Production and Arthur Andersen. Mr. Johnson holds a B.B.A. in Accounting from the University of Texas and is a Certified Public Accountant.
Ralph Alexander. Mr. Alexander joined the board of directors of the general partner of Enviva Partners, LP in November 2013 and has continued to serve as a member of the board of directors of Enviva Inc. He has served as Executive Chairman of Talen Energy since November 2021, where he previously served as Chairman and CEO from December 2016. Mr. Alexander was affiliated with Riverstone Holdings LLC from September 2007 to December 2016. For nearly 25 years, he served in various positions with subsidiaries and affiliates of BP plc, one of the world’s largest oil and gas companies. From June 2004 until December 2006, Mr. Alexander served as Chief Executive Officer of Innovene, BP’s $20 billion olefins and derivatives subsidiary. From 2001 until June 2004, he served as Chief Executive Officer of BP’s Gas, Power and Renewables and Solar segment and was a member of the BP group executive committee. Prior to that, Mr. Alexander served as a Group Vice President in BP’s Exploration and Production segment and BP’s Refinery and Marketing segment. He held responsibilities for various regions of the world, including North America, Russia, the Caspian, Africa, and Latin America. Prior to these positions, Mr. Alexander held various positions in the upstream, downstream, and finance groups of BP. Mr. Alexander has served on the board of Talen Energy Corporation since June 2015. From December 2014 through December 2016, Mr. Alexander served on the board of EP Energy Corporation. He has previously served on the boards of Foster Wheeler, Stein Mart, Inc., Amyris, and Anglo‑American plc. Mr. Alexander holds an M.S. in Nuclear Engineering from Brooklyn Polytech (now NYU School of Engineering) and an M.S. in Management Science from Stanford University. We believe that Mr. Alexander’s energy and power expertise, experience in international markets, and prior public company directorships enable him to provide critical insight and guidance to our management team and board of directors.
John C. Bumgarner, Jr. Mr. Bumgarner joined the board of directors of the general partner of Enviva Partners, LP in April 2015 and has continued to serve as a member of the board of directors of Enviva Inc. Mr. Bumgarner has been engaged in private investment since November 2002, and currently assists in operating a family owned, multi-faceted real estate company. Mr. Bumgarner previously served as Co-Chief Operating Officer and President of Strategic Investments for Williams Communications Group, Inc., a high technology company, from May 2001 to November 2002. Mr. Bumgarner joined The Williams Companies, Inc., in 1977 and, prior to working at Williams Communications Group, Inc., served as Senior Vice President of Williams Companies Corporate Development and Planning, President of Williams International Company and President of Williams Real Estate Company. He most recently served as a director of Energy Partners, Ltd., an oil and natural gas exploration and production company, from January 2000 to February 2009, and at Market Planning Solutions Inc. from February 1982 until April 2011. Mr. Bumgarner holds a B.S. from the University of Kansas and an M.B.A. from Stanford University. Mr. Bumgarner’s substantial experience as an executive at a conglomerate and as a director on boards of public and private companies engaged in a variety of industries provide him with unique insight that is particularly helpful and valuable to the board of directors of our Company.
Martin N. Davidson, Ph.D. Dr. Davidson joined the board of directors of Enviva Inc. in December 2021. He is the Johnson & Higgins Professor of Business Administration at the University of Virginia’s Darden School of Business. Dr. Davidson currently serves as senior associate dean and global chief diversity officer for the school. He teaches, conducts research, and consults with global leaders to help them use diversity strategically to drive high performance. His thought leadership has changed how many executives approach inclusion and diversity in their organizations. His book, The End of Diversity as We Know It: Why Diversity Efforts Fail and How Leveraging Difference Can Succeed, co-authored with Heather Wishik, introduces a research-driven roadmap to help leaders more effectively create and capitalize on diversity in organizations. Dr. Davidson has consulted with leaders of a host of global firms, government agencies, and social profit organizations, including Bank of America, The World Health Organization, The Walt Disney Company, Credit Suisse Group, The Nature Conservancy, and the U.S. Navy SEALs. Dr. Davidson has been featured in numerous media outlets, including The New York Times, Bloomberg BusinessWeek, The Wall Street Journal, The Washington Post, National Public Radio, and CNN. He has been a member of the Darden faculty since 1998. Previously, he was a member of the Amos Tuck School of Business faculty at

Dartmouth College. He earned his A.B. from Harvard University and his Ph.D. from Stanford University. Dr. Davidson’s academic research, writing, and consulting on a variety of topics, with a specific emphasis on diversity, equity, and inclusion, will provide immense value to the board of directors.
Jim H. Derryberry. Mr. Derryberry joined the board of directors of the general partner of Enviva Partners, LP in July 2018 and has continued to serve as a member of the board of directors of Enviva Inc. Mr. Derryberry served as a director of USA Compression GP, LLC from January 2013 to April 2018. He is currently a special advisor for Riverstone Holdings LLC where he held the office of Chief Operating Officer and Chief Financial Officer until 2006. Prior to joining Riverstone, Mr. Derryberry was a managing director of J.P. Morgan where he was head of the Natural Resources and Power Group. He had previously served in the Goldman Sachs Global Energy and Power Group where he was responsible for mergers and acquisitions, capital markets financing, and the management of relationships with major energy companies. He also served on the Board of Directors of Magellan GP, LLC, the general partner of Magellan Midstream Partners, L.P, from 2005-2006. Mr. Derryberry has been a member of the Board of Overseers for the Hoover Institution at Stanford University and is a member of the Engineering Advisory Board at the University of Texas at Austin. He received his B.S. and M.S. degrees in engineering from the University of Texas at Austin and earned an M.B.A. from Stanford University. Mr. Derryberry’s substantial experience in the energy and power industries and his operations expertise make him uniquely suited to provide the board of directors with invaluable insight and guidance.
Fauzul Lakhani. Mr. Lakhani joined the board of directors of Enviva Inc. in December 2021. He is a Principal of Riverstone Holdings L.L.C. Prior to joining Riverstone in 2012, Mr. Lakhani was with Credit Suisse in the Global Investment Banking Group. While at Credit Suisse, Mr. Lakhani worked on M&A transactions and capital markets financings, with a focus on the energy sector. Mr. Lakhani graduated with honors from the University of Texas at Austin with a B.B.A. in Finance. He currently serves on the B.B.A. Advisory Board of the McCombs School of Business. Mr. Lakhani’s investment banking and finance background will make him a key asset on our board of directors.
Gerrit (“Gerrity”) L. Lansing, Jr. Mr. Lansing joined the board of directors of the general partner of Enviva Partners, LP in October 2020 and has continued to serve as a member of the board of directors of Enviva Inc. Mr. Lansing is a Managing Director and Partner of BTG Pactual and Head of BTG Pactual Tangible Assets Group, which includes BTG Pactual Timberland Investment Group (“TIG”). TIG is one of the world’s largest timberland investment managers with more than $3.5 billion under management and investments including more than 2.6 million acres across four continents. Mr. Lansing leads a management team at TIG with more than 800 years of combined experience and which operates in accordance with the UN Principles for Responsible Investment and with first-class sustainable forestry practices including those set forth by the Forest Stewardship Council and Programme for the Endorsement of Forest Certification, as validated by extensive independent audits. Prior to his current role, he was a Founder and Chief Executive Officer of Equator, LLC and its Brazilian subsidiary, TTG Brasil Investimentos Florestais Ltda, which was acquired by BTG Pactual in 2012. Prior to this, as Chief Executive Officer, Mr. Lansing spent nearly a decade building Madison Trading, LLC and Chatham Energy Partners, LLC (acquired by The Intercontinental Exchange). He is on the board of directors of the Nasher Museum of Art at Duke University, the Buckley School in New York City, the National Alliance of Forest Owners, and La Fundación de la Universidad del Valle de Guatemala. Mr. Lansing received his B.A. from Duke University. Mr. Lansing brings proven leadership and significant knowledge and expertise to the board of directors from his years of experience with socially responsible investing in the timberland industry, where he gained insight into sustainable forestry practices and maintained productive, respectful relationships with a broad range of stakeholders.
Pierre F. Lapeyre, Jr. Mr. Lapeyre joined the board of directors of the general partner of Enviva Partners, LP in March 2021 and has continued to serve as a member of the board of directors of Enviva Inc. Mr. Lapeyre is a co-founder and senior managing director of Riverstone Holdings LLC. Prior to co-founding Riverstone in 2000, Mr. Lapeyre was a managing director of Goldman Sachs in its Global Energy & Power Group. Mr. Lapeyre joined Goldman Sachs in 1986 and spent his 14-year investment banking career focused on energy and power and leading client coverage and execution of a wide variety of M&A, IPO, strategic advisory, and capital markets financings for clients across all sectors of the industry. Mr. Lapeyre received his B.S. in Finance/Economics from the University of Kentucky and his M.B.A. from the University of North Carolina at Chapel Hill. Mr. Lapeyre serves on the boards of directors or equivalent bodies of a number of public and private Riverstone portfolio companies and their affiliates, including Centennial Resource Development, Inc., Hyzon Motors, Inc. (f/k/a Decarbonization Plus Acquisition Corporation), Decarbonization Plus Acquisition Corporation IV, and Riverstone Energy Limited, and has previously served on the boards of directors of Decarbonization Plus Acquisition Corporation II (predecessor to Tritium DCFC Limited) and Decarbonization Plus Acquisition Corporation III (predecessor to Solid Power, Inc.). In addition to his duties at Riverstone, Mr. Lapeyre serves on the Executive Committee of the Board of Visitors of the MD Anderson Cancer Center and is a Trustee and Treasurer of The Convent of the Sacred Heart. We believe that Mr. Lapeyre’s considerable energy, private equity, and investment banking experience bring important and valuable skills to our board of directors.

David M. Leuschen. Mr. Leuschen joined the board of directors of the general partner of Enviva Partners, LP in April 2021 and has continued to serve as a member of the board of directors of Enviva Inc. Mr. Leuschen is the Co-Founder and Senior Managing Director of Riverstone. He sits on the Investment Committees of all the various Riverstone investment vehicles. Prior to co-founding Riverstone in 2000, Mr. Leuschen was a Partner and Managing Director at Goldman Sachs and founder and head of the Goldman Sachs Global Energy and Power Group. Mr. Leuschen was responsible for building the Goldman Sachs energy and power investment banking practice into one of the leading franchises in the global energy and power industry. Mr. Leuschen additionally served as Chairman of the Goldman Sachs Energy Investment Committee, where he was responsible for screening potential direct investments by Goldman Sachs in the energy and power industry. Mr. Leuschen has served as a director of Cambridge Energy Research Associates, Cross Timbers Oil Company (predecessor to XTO Energy), Canadian Non-Operated Resources, L.P. (predecessor to Pipestone Energy Corp.), Decarbonization Plus Acquisition Corporation II (predecessor to Tritium DCFC Limited), Decarbonization Plus Acquisition Corporation III (predecessor to Solid Power, Inc.), and J. Aron Resources. He currently serves on the boards of directors of Riverstone Energy Limited and, Centennial Energy Development. He is also president and sole owner of Switchback Ranch LLC and on the Advisory Board of Big Sky Investment Holdings LLC. Mr. Leuschen serves on a number of nonprofit boards of directors, including as a Trustee of United States Olympic Committee Foundation, a Director of Conservation International, a Director of the Peterson Institute for International Economics, a Founding Member of the Peterson Institute’s Economic Leadership Council, a Director of the Wyoming Stock Growers Association, and a Director of the Montana Land Reliance. Mr. Leuschen received his A.B. from Dartmouth and his M.B.A. from Dartmouth’s Amos Tuck School of Business. We believe that Mr. Leuschen’s considerable energy, private equity, and investment banking experience bring important and valuable skills to our board of directors.
Jeffrey W. Ubben. Mr. Ubben joined the board of directors of the general partner of Enviva Partners, LP in June 2020 and has continued to serve as a member of the board of directors of Enviva Inc. Mr. Ubben is a Founder, Managing Partner, and member of the Management Committee of Inclusive Capital Partners, a San Francisco-based investment firm which partners with companies that enable solutions to address environmental and social problems. Mr. Ubben is a retired Founder of ValueAct Capital, where he was Chief Executive Officer, member of the Management Committee, Chief Investment Officer, and Portfolio Manager. Mr. Ubben also founded and serves as Portfolio Manager of the ValueAct Spring Fund. Prior to founding ValueAct Capital in 2000, Mr. Ubben was a Managing Partner at Blum Capital Partners for more than five years. Mr. Ubben is a director of AppHarvest, Fertiglobe, ExxonMobil Corporation, and Nikola Corporation. Mr. Ubben is a former director of The AES Corporation, where he was a member of the Compensation and Financial Audit Committees. He is the former chairman and director of Martha Stewart Living Omnimedia, Inc., and a former director of Catalina Marketing Corp., Gartner Group, Inc., Mentor Corporation, Misys plc, Sara Lee Corp., Twenty-First Century Fox Inc., Valeant Pharmaceuticals International, Willis Towers Watson plc, and several other public and private companies. In addition, Mr. Ubben serves on the boards of Duke University, The World Wildlife Fund, The Redford Center, and the E.O. Wilson Biodiversity Foundation, and formerly served as Chair of the National Board of the Posse Foundation for nine years. He has a B.A. from Duke University and an M.B.A. from the Kellogg School of Management at Northwestern University. Mr. Ubben’s experience in capital allocation across different industries and strategic thinking will be invaluable to Enviva as the Company seeks to increase stockholder value by enhancing its ESG credentials while playing a leadership role in the energy transition.
Gary L. Whitlock. Mr. Whitlock joined the board of directors of the general partner of Enviva Partners, LP in April 2016 and has continued to serve as a member of the board of directors of Enviva Inc. Mr. Whitlock served as Executive Vice President and Chief Financial Officer of CenterPoint Energy, Inc. (“CenterPoint”) from September 2002 until April 2015. From April 2015 until his retirement on October 1, 2015, he served as Special Advisor to the Chief Executive Officer of CenterPoint. While at CenterPoint, Mr. Whitlock was responsible for accounting, treasury, risk management, tax, strategic planning, business development, emerging businesses, and investor relations. From July 2001 to September 2002, Mr. Whitlock served as Executive Vice President and Chief Financial Officer of the Delivery Group of Reliant Energy, Incorporated (“Reliant”). Prior to joining Reliant, Mr. Whitlock served as Vice President of Finance and Chief Financial Officer of Dow AgroSciences LLC, a subsidiary of The Dow Chemical Company (“Dow”), from 1998 to 2001. He began his career with Dow in 1972, where he held a number of financial leadership positions, both in the United States and globally. While at Dow, Mr. Whitlock served on the boards of directors of various Dow entities. Mr. Whitlock is a Certified Public Accountant and received a BBA in accounting from Sam Houston State University in 1972. He has previously served on the board of directors of Texas Genco Holdings, Inc., the board of directors of the general partner of Enable Midstream Partners, LP from March 2013 to August 2015, the board of directors of KiOR, Inc. from December 2010 to June 2015, the board of directors of CHI St. Luke’s Health System, The Woodlands, and the Leadership Cabinet of Texas Children’s Hospital. Mr. Whitlock brings extensive experience in public company financial management and reporting to the board of directors of our Company.
Janet S. Wong. Ms. Wong joined the board of directors of the general partner of Enviva Partners, LP in April 2015 and has continued to serve as a member of the board of directors of Enviva Inc. She is a licensed Certified Public Accountant and has more than 30 years of public accounting experience. She is a partner (retired) with KPMG, an international professional services firm, where she gained extensive industry experience in technology, manufacturing, energy, financial services, and consumer products. Currently, Ms. Wong serves on the board of Lucid Group, Inc., a technology manufacturer of electric vehicles and energy storage, where she is Chair of the Audit Committee, Lumentum Holdings Inc., a market-leading high technology manufacturer of innovative optical and photonics products, where she is a member of the Audit Committee, and Allegiance Bancshares, Inc., a financial services company, where she is a member of the Corporate Governance and Nominating Committee. In addition, she is on the Board of Trustees for the Computer History Museum, the Board of the Louisiana Tech University Foundation, and the Board of the Tri-Cities Chapter of the National Association of Corporate Directors. She holds a Master of Professional Accountancy from Louisiana Tech University and a Master of Taxation from Golden Gate University. She is a NACD (National Association of Corporate Directors) Certified® Director. We believe Ms. Wong’s audit and financial expertise as well as her leadership and governance experience enable her to provide essential guidance to the board of directors of our Company and our management team.
Eva T. Zlotnicka. Ms. Zlotnicka joined the board of directors of Enviva Inc. in December 2021. She is a Founder, Managing Partner, President, and member of the Management Committee of Inclusive Capital Partners, a San Francisco-based investment firm that partners with companies that enable solutions to address environmental and social problems. Before founding Inclusive Capital Partners, she was a Founder and Managing Director of the ValueAct Spring Fund and Head of Stewardship at ValueAct Capital. Prior to joining ValueAct Capital in 2018, Ms. Zlotnicka spent more than ten years on the sell side. Most recently, she was U.S. lead Sustainability and Environmental, Social and Governance (E.S.G.) equity research analyst at Morgan Stanley. Ms. Zlotnicka is a director of Unifi, Inc., where she serves on the Audit Committee and serves as chairman for the Corporate Governance and Nominating Committee. Ms. Zlotnicka was previously a director of Hawaiian Electric Industries, where she was a member of the Compensation Committee. Ms. Zlotnicka also serves as a member of the Investor Advisory Group for the Sustainability Accounting Standards Board (SASB) and is a member of the Advisory Board of the Institute for Corporate Governance and Finance at N.Y.U. Law. Ms. Zlotnicka also co-founded Women Investing for a Sustainable Economy (WISE), a global professional community. She has two B.S.c. degrees from the University of Pennsylvania, including one from the Wharton School, and an M.B.A and a Master of Environmental Science degree from Yale University. We believe that Ms. Zlotnicka’s experience in sustainable investing and deep background in environmental and social issues will serve as a valuable resource to the board of directors.
Director Independence
All members of our Board except Mr. Keppler are independent pursuant to the independence standards established by the New York Stock Exchange (the “NYSE”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Committees of the Board of Directors
The Board has four standing committees: an audit committee, a compensation committee, a health, safety, sustainability, and environmental committee, and a nominating and corporate governance committee. The Board met seven times in 2021.
Audit Committee
Responsibilities of the audit committee, which are set forth in the Audit Committee Charter posted on the Company’s website include, among other duties, assisting the Board in fulfilling its oversight responsibilities regarding:
•the integrity of our financial statements,
•compliance with legal and regulatory requirements and corporate policies and controls,
•qualifications, independence, and performance of our independent registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for the Company, and
•effectiveness and performance of the Company’s internal audit function.
The members of the audit committee are Mr. Bumgarner, Mr. Whitlock, and Ms. Wong, with Ms. Wong serving as the Chairperson. In addition, the Board believes Ms. Wong satisfies the definition of “audit committee financial expert.”
The audit committee met five times during 2021.

Compensation Committee
Responsibilities of the compensation committee, which are set forth in the Compensation Committee Charter that is posted on the Company’s website include, among other duties, the responsibility to:
•review, evaluate, and approve the agreements, plans, policies, and programs of the Company to compensate the Company’s directors and executive officers,
•review and discuss with the Company’s management the Compensation Discussion and Analysis required by SEC regulations, and
•otherwise discharge the Board’s responsibilities relating to compensation of the Company’s directors and executive officers.
The compensation committee is delegated all authority of the Board as may be required or advisable to fulfill its purposes. The compensation committee may delegate to any one of its members or any subcommittee it may form, the responsibility and authority for any particular matter, as it deems appropriate from time to time under the circumstances.
The compensation committee may retain and determine funding for legal counsel, compensation consultants, as well as other experts and advisors (collectively, “Committee Advisors”), including the authority to retain, approve the fees payable to, amend the engagement with, and terminate any Committee Advisor, as it deems necessary or appropriate to fulfill its responsibilities. The Compensation Committee assesses the independence of any Committee Advisor prior to retaining such Committee Advisor, and on an annual basis thereafter.
The members of the Compensation Committee are Mr. Bumgarner, Mr. Lapeyre, and Mr. Ubben, with Mr. Bumgarner serving as the Chairperson.
The compensation committee met five times during 2021.
Nominating and Corporate Governance Committee
Responsibilities of the nominating and corporate governance committee, which are set forth in the Nominating and Corporate Governance Committee Charter that is posted on the Company’s website include, among other duties, the responsibility to:
•advise the Board, make recommendations regarding appropriate corporate governance practices, and assist the Board in implementing those practices,
•identify individuals qualified to become members of the Board, consistent with the criteria approved by the Board,
•select and recommend to the Board for approval director nominees for election at the annual meetings of stockholders or for appointment to fill vacancies, and
•oversee the evaluation of the Board and management.
The members of the nominating and corporate governance committee are Mr. Alexander, Mr. Lakhani, and Ms. Wong, with Mr. Alexander serving as the Chairperson.
The nominating and corporate governance committee was formed upon the Conversion on December 31, 2021; as such, it did not meet in 2021.
Health, Safety, Sustainability, and Environmental Committee
Responsibilities of the health, safety, sustainability, and environmental committee (the “HSSE committee”), which are set forth in the Health, Safety, Sustainability, and Environmental Committee Charter that is posted on the Company’s website, include, among other duties, assisting the Board in fulfilling its oversight responsibilities with respect to the Board’s and our continuing commitment to:
•ensuring the safety of our employees and the public and assuring that our businesses and facilities are operated and maintained in a safe and environmentally sound manner,
•sustainability, including sustainable forestry practices,

•delivering environmental benefits to our customers, the forests from which we source our wood fiber, and the communities in which we operate, and
•minimizing the impact of our operations on the environment.
The HSSE committee reviews and oversees our health, safety, sustainability, and environmental policies, programs, issues, and initiatives, reviews associated risks that affect or could affect us, our employees, and the public, and ensures proper management of those risks and reports to the board on health, safety, sustainability, and environmental matters affecting us, our employees, and the public.
The members of the HSSE committee are Mr. Davidson, Mr. Lansing, and Ms. Zlotnicka, with Ms. Zlotnicka serving as the Chairperson.
The HSSE committee met three times during 2021.
Executive Sessions of Non-Management Directors
The Board holds regular executive sessions in which the non-management directors meet without any members of management present. The purpose of these executive sessions is to promote open and candid discussion among the non-management directors. In the event that the non-management directors include directors who are not independent under the listing requirements of the NYSE, then at least once a year, there will be an executive session including only independent directors. The director who presides at these meetings is John C. Bumgarner, Jr. Stockholders and any other interested parties may communicate directly with the presiding director or with the non-management directors as a group, by mail addressed to:
Presiding Director c/o General Counsel
Enviva Inc.
7272 Wisconsin Avenue, Suite 1800
Bethesda, Maryland 20814
Communication with the Board of Directors
A stockholder or other interested party who wishes to communicate with any director may do so by sending communications to the Board, any committee of the Board, the Chairman of the Board, or any other director to:
General Counsel
Enviva Inc.
7272 Wisconsin Avenue, Suite 1800
Bethesda, Maryland 20814
and marking the envelope containing each communication as “Stockholder Communication with Directors” and clearly identifying the intended recipient(s) of the communication. Comments or complaints relating to the Company’s accounting, internal accounting controls, or auditing matters will also be referred to members of the Audit Committee.
Corporate Governance
We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers, and employees, as well as to employees of our subsidiaries or affiliates that perform work for us. The Code of Business Conduct and Ethics also serves as the financial code of ethics for our Chief Executive Officer, Chief Financial Officer, controller, and other senior financial officers. We have also adopted Corporate Governance Guidelines that outline the important policies and practices regarding our governance.
We make available free of charge, within the “Investor Relations” section of our website at www.envivabiomass.com and in print to any interested party who so requests, our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, HSSE Committee Charter, and Nominating and Corporate Governance Committee Charter. Requests for print copies may be directed to Investor Relations, Enviva Inc., 7272 Wisconsin Ave., Suite 1800, Bethesda, Maryland 20814, or by telephone at (301) 657‑5560. We will post on our website all waivers to or amendments of the Code of Business Conduct and Ethics, which are required to be disclosed by applicable law and the listing requirements of the NYSE. The information contained on, or connected to, our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report we file with or furnish to the SEC.

ITEM 11.    EXECUTIVE COMPENSATION
Compensation Discussion & Analysis
Background and Business Highlights for 2021
This Compensation Discussion and Analysis (“CD&A”) explains the 2021 executive compensation program for the Named Executive Officers (the “NEOs”) identified below. The CD&A will discuss the impact of the Simplification Transaction and Conversion upon our executive compensation program for the 2021 year, including by indicating where the entity responsible for making compensation decisions, changed during the year. Accordingly, the period from January 1, 2021 to the closing of the Simplification Transaction, which occurred on October 14, 2021, will be referred to as the “Pre-Simplification Period,” and the period following the Pre-Simplification Period through December 31, 2021, the date of the Conversion, will be referred to as the “Post-Simplification Period.” Our executive compensation program was administered largely by Enviva Management Company, LLC (“Enviva Management Company”), a wholly owned subsidiary of our former sponsor, during the Pre-Simplification Period. The CD&A concludes with a description of the elements of our compensation program that remained unchanged during the entirety of the 2021 calendar year as they were not materially impacted by either the Simplification Transaction or the Conversion. Throughout this CD&A, references to “Enviva,” “we,” and “our” will refer to our predecessor, Enviva Partners, LP (the “Partnership” or the “Predecessor”), or Enviva Inc., as appropriate for the context. Similarly, references to our “shareholders” or “shares” refer to our “shareholders” or “units,” as applicable, during the period prior to the Conversion. Please read this CD&A together with the tables and related narrative about executive compensation that follow.
The table below lists our NEOs in 2021 whose compensation is described in this CD&A:

Executive	Title
John K. Keppler	Chairman of the Board of Directors, President and Chief Executive Officer
Shai S. Even	Executive Vice President and Chief Financial Officer
Thomas Meth	Executive Vice President and Chief Commercial Officer
William H. Schmidt, Jr.	Executive Vice President, Corporate Development and General Counsel
E. Royal Smith	Executive Vice President, Operations
Highlights
Our executive compensation philosophy seeks to tie compensation to our financial and operating performance. Specifically, the executive compensation program includes various performance metrics for NEOs that are closely aligned with financial returns to our securityholders and are designed to result in annual and long-term value creation. The performance goals established in the NEOs’ compensation plans are aggressive, and potential awards are intended to provide them an opportunity to earn above-median rewards in return for achieving such aggressive goals.
The 2021 year was a transformative year for us: we continued to operate our growing portfolio of fully contracted wood pellet facilities and deep-water marine terminals while managing the impact of the evolving COVID-19 pandemic on labor, safety, and supply chains and maintaining our role as a leader in sustainability in pursuit of our mission to displace coal, grow more trees, and fight climate change. During the year, we acquired a new wood pellet production plant and a new deep-water marine terminal and completed the Simplification Transaction under which we bought in the General Partner of Enviva Partners, LP, eliminating its incentive distribution rights, and converted from a master limited partnership to a corporation. In addition, as of February 1, 2022, our backlog of fully contracted volumes under our existing take-or-pay contracts is $21.2 billion with a weighted-average remaining term of 14.5 years, as well as a $40+ billion customer contract pipeline, providing for substantial potential future growth for the Company. We also returned $3.30 per share to holders of our common shares in distributions and dividends while maintaining robust liquidity and financial leverage well within the covenants of our debt agreements. The markets responded favorably to these accomplishments. Even after accounting for the approximately 21 million shares of primary equity issued during the course of 2021, which expanded our total shares outstanding by approximately 52%, we closed the year with a 64% total shareholder return (“TSR”), compared to a 29% TSR for the S&P 500 Index and 40% for the Alerian Index.
Track Record of Strong Performance
We believe that the combination of the three primary components of our executive compensation program (annual base salary, annual cash incentive under the AICP, and long-term equity incentive under the LTIP), coupled with aggressive goal-setting and a pay-for-performance culture, has enabled the Company to deliver strong historical results. We expect to continue this trend into the future.

In 2021, we achieved a total recordable incident rate (“TRIR”) of less than 1.0, which is less than half of the national average for our industry, and substantially reduced certain process and safety risks while confronting a global health pandemic that required us to make adjustments to our daily operations to ensure we could continue to run our plants and terminals in a safe, stable, and reliable manner while maintaining a healthy workforce. As a result, we were able to increase Enviva’s annual adjusted EBITDA by 19% over the prior period and grew its cash distributed to shareholders by 36% over the previous year. In addition, Enviva added over $6 billion to its fully contracted revenue backlog, extending its weighted average remaining contract term by approximately 2 years to 14.5 years and entered agreements with new customers, in new geographies and with new product use cases. Enviva’s 2021 TSR of 64% outperformed the TSR of the Alerian Index of 40% and the TSR of the S&P 500 Index of 29%. For the 3-year period ended December 31, 2021, Enviva’s TSR of 215% outperformed the TSR of the Alerian Index of 6% and the TSR of the S&P 500 of 100%. For the 5-year period ended December 31, 2021, Enviva’s TSR of 285% outperformed the TSR of the Alerian Index of -13% and the TSR of the S&P 500 Index of 133%.
Enviva Financial Highlights

(1)	TSR includes share price appreciation and distributions paid.
Administration of the Executive Compensation Program
As a publicly traded partnership, we did not have any employees. Instead, our employees, including our NEOs, were employed by Enviva Management Company.
The Partnership was party to management services agreements (the “MSAs”) with Enviva Management Company, pursuant to which Enviva Management Company provided us with employment and management services necessary for the operation of our business during the Pre-Simplification Period. Although our NEOs’ salaries and bonuses were paid, and benefits were provided, directly by Enviva Management Company, we partially reimbursed Enviva Management Company based on the cost allocated to us for each NEO pursuant to the MSAs. Other than with respect to equity-based awards that were granted pursuant to the Enviva Partners, LP Long-Term Incentive Plan (“LTIP”), Enviva Management Company generally had all responsibility and authority for compensation‑related decisions for the NEOs, and such decisions were not subject to approval by the board of directors or the Compensation Committee (the “Compensation Committee”) of our former general partner (the “former GP”). For a more detailed description of the MSAs and our relationship with Enviva Management Company, see Item 13. “Certain Relationships and Related Transactions, and Director Independence-Other Transactions with Related Persons-Management Services Agreements” in this Annual Report.
The information provided below describes key features of our executive compensation program and summarizes the 2021 cash and LTIP compensation and other benefits received by our NEOs for full-year 2021 on an unallocated basis, even though we were only responsible for partially reimbursing Enviva Management Company pursuant to the MSAs for such compensation and benefits during the Pre-Simplification Period. We are disclosing full, unallocated NEO compensation for fiscal year 2021 because we believe that such disclosure will provide greater comparability to future periods.
Although Enviva Management Company established our NEOs’ base salaries and designed the annual cash incentive award program, we continue to believe that such compensation elements are appropriate and reflect the philosophy of Enviva; accordingly, unless otherwise indicated, we refer to such compensation elements as “ours.”
Executive Compensation Elements Support Our Philosophy and Strategy
Our executive compensation philosophy seeks to tie compensation to our financial and operating performance goals. Specifically, the 2021 executive compensation program included various performance metrics for our NEOs that were closely aligned with financial returns to our shareholders and were designed to result in annual and long-term value creation. The performance goals established in the NEOs’ compensation plans were aggressive, and potential awards were intended to provide them an opportunity to earn above-median rewards in return for achieving such aggressive goals.

Our executive compensation program was designed to attract, retain, reward, and motivate high-performing executive leadership whose talent and expertise enable us to create long-term shareholder value, not only on an absolute basis but also relative to our peers. Furthermore, given that we sit at the forefront of a relatively new and rapidly evolving industry, our success depends in large part on retaining the unique skill sets that our NEOs have developed during their tenure with the Company. Against that backdrop, our executive compensation program consists of three primary components, described below, that contained a substantial portion of at-risk, performance-based compensation, incorporated our financial and operational results, and aligned our NEOs’ interests with those of our shareholders with the ultimate objective of increasing long-term shareholder value.
Competitive compensation opportunities
•Providing competitive compensation opportunities was a key factor in allowing us to attract and retain the caliber of executives we needed to deliver on the aggressive performance goals established under the incentive compensation arrangements in which our NEOs participated.
•Among other factors, each NEO’s 2021 target total direct compensation was determined with reference to market data reflecting executive pay levels among our peer companies and survey data taken from the broader market.
NEO compensation designed to drive and reward long-term growth in shareholder value
•All NEOs’ 2021 compensation included a significant equity compensation component under the LTIP.
•50% of each NEO’s equity compensation was designed to be earned based on achievement of aggressive total shareholder return targets relative to companies in the S&P500.
•Shareholder alignment was further supported by robust ownership guidelines that encouraged a long-term ownership culture among our NEOs.
•In 2020, our NEOs were transitioned to equity-based awards that had a 4-year cliff vesting schedule and an additional TSR modifier in addition to distributable cash flow goals.
Aggressive performance goals
•Aggressive performance goals for incentive-based compensation required exceptional organizational and individual performance, which is the kind of performance we expected from our NEOs.
•Performance at or above these goals should have produced aggregate NEO compensation in the top quartile when compared to the competitive market.
•As evidence of the difficulty of meeting our aggressive goals, our NEOs have received, on average, an 91.6% payout against target compensation under the AICP during the last three years, even as the Partnership’s TSR significantly outperformed that of the Alerian and S&P 500 Indices.
Commitment to best practices
•Significant At-Risk, Variable Compensation: A significant percentage of annual compensation was at-risk, variable and performance-based, such as AICP awards and certain LTIP awards.
•No Guaranteed Bonuses: We did not have in place any annual or multi-year bonus or incentive guarantees for the NEOs.
•No Gross-Ups: No tax gross-ups upon a change in control or with respect to Code Section 409A matters.
•No Individual Supplemental Executive Retirement Plans: There were no executive retirement plans that were different from the ones offered to the broader employee population.
•No Excessive Perquisites: We did not offer excessive perquisites to our NEOs.
•No Hedging: Our Insider Trading Policy prohibits, among other things, hedging transactions relating to our common stock.
•Independent Compensation Consultant: Enviva Management Company engaged an independent compensation consultant (the “Compensation Consultant”) to assist with Enviva Management Company’s and the Compensation Committee’s regular review of our executive compensation program.

2021 NEO Compensation
Process for Determining Executive Compensation
As discussed above, Enviva Management Company was generally responsible for developing and administering the executive compensation program. Enviva Management Company also provided the Compensation Committee with access to the Compensation Consultant and relevant data in order for the Compensation Committee to have a fulsome picture of the NEOs’ compensation levels as compared to peers for decision-making purposes.
Role of Compensation Consultant
Enviva Management Company engaged an independent compensation consultant to advise on matters related to executive and non-employee director compensation. When determining compensation for the upcoming 2021 year, Enviva Management Company engaged Meridian Compensation Partners, LLC (“Meridian”) in August 2020.
For 2021, the scope of Meridian’s engagement included a review of our peer group and an executive compensation analysis based on an updated peer group. Meridian did not have authority to make decisions regarding compensation and served solely in an advisory role.
Peer Group and Market Data
Neither peer group data nor broader employment market survey data was a prescription for program design or individual pay levels for Enviva Management Company or the Compensation Committee. Peer data, in combination with broader market survey data, provided a reference point for competitive pay rates and program design for our NEOs. Each year, in cooperation with the Compensation Consultant, Enviva Management Company reviewed the peer group used for the prior year and determined what modifications, if any, would be appropriate for the upcoming year. Factors considered in selecting peers included operations in related industry sectors, comparable market capitalization and revenues, similarity of business strategy and availability and clarity of publicly filed compensation data. We also considered companies tracked as peers of ours by the investment community, although these companies may or may not ultimately have been included in our peer group for presentation herein. For instance, to supplement the executive compensation information derived from our peer group, Enviva Management Company has also considered, on a limited basis, available compensation data from NextEra Energy Partners, LP (“NextEra”). Although similar to us in business focus and structure, NextEra was not formally identified as a peer company for compensation benchmarking purposes due to the lack of available comprehensive pay data. In the peer group review process, we would also consider the impact of simplifications or other corporate-level transactions that had occurred during the past year.
In October 2020, Enviva Management Company determined that the peer group of fourteen companies, listed below, provided an appropriate reference point for considering the compensation arrangements for our NEOs in 2021. In November 2021, after discussions with Meridian, the peer list was re-approved for the general purposes of doing market comparison analysis for the upcoming year, although supplemental compensation data was also considered through general industry surveys provided by Meridian. The peer group is expected to be reviewed again in 2022 to determine if the list below should be modified to reflect the impact of the Simplification and the Conversion for 2023.
2021 Peer Group

Atlantica Sustainable Infrastructure plc	Ormat Technologies, Inc.
CatchMark Timber Trust, Inc.	PotlatchDeltic Corporation
Cheniere Energy, Inc.	Rayonier Advanced Materials Inc.
Crestwood Equity Partners LP	Rayonier Inc.
Delek US Holdings, Inc.	SunCoke Energy, Inc.
Green Plains Inc.	TPI Composites, Inc.
Hannon Armstrong	USA Compression Partners, LP
Key Elements of the Executive Compensation Program
The following discussion provides details regarding the three primary elements of the 2021 compensation program set for our NEOs: base salary, AICP awards, and LTIP awards. Our NEOs also received certain customary health, welfare, and retirement plan benefits from Enviva Management Company that are briefly described below.

Base Salary
Each NEO’s base salary was a fixed component of annual compensation and was set out in such NEO’s employment agreement with Enviva Management Company. Enviva Management Company made all final decisions regarding the NEOs’ salaries based on a review of the specific job duties and functions, individual NEO expertise, and the relative competitiveness of the NEO’s compensation compared to our peers and to the market survey data. Enviva Management Company increased the base salaries for each NEO from 2020 to 2021 by the following percentages: Mr. Keppler, 10.3%; Mr. Even 3.1%; Mr. Meth, 10.4%; Mr. Schmidt, 4.7%; and Mr. Smith, 4.2%. While the base salaries reported in previous filings reported only the portion of the base salary that was allocated to us pursuant to the MSAs, below are the full amounts of the base salaries set for each NEO for the 2021 year pursuant to such NEOs’ then-current employment agreements:

Name	2021 Annual Base Salary
John K. Keppler	$800,000
Shai S. Even	464,000
Thomas Meth	425,000
William H. Schmidt, Jr.	445,000
E. Royal Smith	370,000
Base salaries for each of the NEOs for December 1, 2021 onward were set at the following levels in the most recent employment agreements (as discussed below):

Name	2022 Annual Base Salary
John K. Keppler	$1,000,000
Shai S. Even	490,000
Thomas Meth	500,000
William H. Schmidt, Jr.	475,000
E. Royal Smith	392,200
Short-Term Cash Incentive Compensation
Each NEO participated in the AICP with respect to the 2021 calendar year. The AICP amounts paid to each NEO with respect to 2021 are disclosed in the Summary Compensation Table under the “Non-Equity Incentive Compensation” column.
Each year the Compensation Committee and Enviva Management Company had discussions regarding the design and the potential values of the AICP awards. However, Enviva Management Company was the sponsor of the AICP and made all final decisions regarding the performance metrics and target compensation levels associated with each participating employee.
Consistent with prior years, Enviva Management Company established an aggregate company bonus pool that was calculated based on performance relative to a single distributable cash flow-based financial target. Enviva Management Company generally set aggressive performance metrics at levels that were designed to be extremely challenging to achieve. A threshold level was set at which the bonus pool could become funded at 50%, and then a stretch target level was determined that could fund the pool at 100% for all target awards Following the determination of the overall AICP bonus pool, individual NEO awards historically were determined by Enviva Management Company based on individual performance goals linked to certain safety, operating, financial, growth, and other targets measured at both the Partnership and our sponsor. The AICP generally determines bonuses based on the following formula: target award amount (based on a percentage of salary), multiplied by company performance factor(s), and adjusted by individual performance factors.
As a consequence of the Simplification Transaction, Enviva Inc. assumed responsibility for decisions regarding actual payments to the NEOs pursuant to the AICP. We adopted an amendment and restatement of the original AICP, which reflected Conversion-related administrative changes similar to those made to the LTIP (discussed below). As of the Conversion date, the name of the AICP is now the “Enviva Inc. Annual Incentive Compensation Plan.”
Following the close of the 2021 calendar year, we made the following decisions regarding the payments due to the NEOs pursuant to the AICP for 2021:
We approved and certified the achievement of the company performance portion of the AICP, which were based on the distributable cash flow performance goals that Enviva Management Company initially set for the 2021 year. The original distributable cash flow goals were determinable for the 2021 year based on actual performance during the Pre-Simplification Period. With respect to the Post-Simplification Period, the original distributable cash flow metric was not determinable based on actual performance, therefore we determined distributable cash flow performance by forecasting expected performance for the remaining portion of the year. The bonus pool for all participants was funded based on the company’s performance relative to the distributable cash flow performance metric for the year.
We also reviewed the 2021 individual performance goals previously set for the NEO group by Enviva Management Company, as well as taking into consideration each NEO’s impact on our successful and transformative year as well as their respective abilities to manage the challenges and uncertainty created by the COVID-19 pandemic, their impact on our operations and construction activities, as well as their role in our entry into new geographic markets and new customer segments. The actual payments made to each applicable NEO pursuant to the AICP for the 2021 year are reflected in the Summary Compensation Table below within the “Non-Equity Incentive Compensation Awards” column.
Apart from the AICP awards, we have the ability to award, in exceptional circumstances, bonuses structured to address unforeseen events or transactions that were not part of the AICP performance goals at the beginning of the year. The original AICP award design for 2021 did not identify or include the goal of completing the Simplification Transaction and the Conversion. Therefore, due to the unique impact of the Simplification Transaction and the Conversion on our business in 2021, we determined to provide a one-time transaction bonus to Messrs. Keppler, Even and Schmidt in recognition for their efforts to successfully complete these two transactions and the additional responsibilities that each officer had placed upon them with respect to these transactions in the 2021 year. The Simplification Transaction and the Conversion required significant efforts from these three named executive officers during the 2021 year, and the Compensation Committee ultimately determined that the time commitment these transactions required merited special consideration outside of the goals that had originally been part of the AICP awards. This transaction award with respect to Messrs. Even and Schmidt were lieu of any award that they might otherwise have earned pursuant to the AICP for the 2021 year. The transaction bonus amounts are disclosed as “Bonuses” in the Summary Compensation Table.
Target bonus percentages (as compared to base salary amounts) were set in the most recent employment agreements at the following levels, although the agreements did set a specific value for 2021 target bonus amounts, also noted below:

Name	Target Bonus (As a Percentage of Base Salary)	2021 Target Bonus Amount ($)	2021 Actual AICP Amount ($)	2021 Transaction Bonus Amount ($)
John K. Keppler	150%	$1,200,000	$780,000	$1,200,000
Shai S. Even	125%	556,800	N/A	556,800
Thomas Meth	125%	467,500	514,250	N/A
William H. Schmidt, Jr.	125%	534,000	N/A	534,000
E. Royal Smith	125%	407,000	305,250	N/A
Long-Term Equity Incentive Compensation
Unlike with base salary and AICP awards, we, rather than Enviva Management Company, have always maintained decision-making authority over the LTIP. Following the Simplification Transaction, we amended and restated the LTIP to make certain changes necessitated by the Conversion (described in more detail below), but we retained sponsorship and administrative authority over all LTIP awards. The Simplification Transaction and Conversion-related changes to outstanding LTIP awards made in the Post-Simplification Period are described in more detail below.
The LTIP is intended to promote our long-term success and increase long-term shareholder value by attracting, motivating, and aligning the interests of our independent directors, officers, and other employees with those of our shareholders. Our LTIP provides for the grant of a variety of awards, but the award that we historically determined would most appropriately incentivize and reward our LTIP participants, including the NEOs, was the phantom unit award. Each NEO received a long-term equity incentive award with respect to the 2021 calendar year under the LTIP in the form of phantom units. The terms of our NEOs’ LTIP awards were determined by our board of directors following a recommendation from the Compensation Committee. In 2020, in an effort to further enhance retention and more closely align the LTIP with longer-term shareholder interest, we transitioned the vesting schedule for new equity awards made to our NEOs under the LTIP from a 3-year cliff vesting schedule to a 4-year cliff vesting schedule (and certain outstanding awards in the tables below may reflect the historical 3-year schedules). Beginning in 2021, our NEOs received LTIP awards that were solely on the 4-year vesting schedule.
The 2021 phantom unit grants to our NEOs were divided into 50% time-based phantom units and 50% performance-based phantom units:
•Time-based phantom units vest at the end of a four-year period based on continued service following the grant date.

•Performance-based phantom units vest upon the achievement of specified levels of distributable cash flow per common unit and a TUR percentile over a multi-year period. The performance-based phantom unit awards may vest between 0% and 200% of the target amount granted to each NEO. The Committee may also exercise its discretion with respect to other factors, such as our performance with respect to environmental, social, and governance matters, during the relevant performance period.
Each grant of phantom units included the right to receive distribution equivalent rights (“DERs”). DERs are paid to the holder in cash within 60 days following the vesting of the associated award (if any) and are forfeited if the underlying award was forfeited for any reason. The DERs associated with the time-based phantom units are paid to the holder of the award within the 60-day period immediately following any cash distribution made with respect to our common units. Phantom units could be settled in cash or in common units, at the discretion of our Compensation Committee.
The target value of LTIP awards that each NEO receives annually is set forth in his employment agreement as a percentage of base salary. Although each NEO’s employment agreement was with Enviva Management Company at the beginning of the Pre-Simplification Period, our Board (following recommendations from the Compensation Committee) had decision-making authority over the terms and conditions, such as vesting and forfeiture provisions, of any LTIP award granted in 2021. In determining the LTIP awards granted to the NEOs on January 27, 2021, our Compensation Committee and the full Board considered our performance as well as individual performance for 2020. The grant date fair value of the phantom units awarded in January 2021 is disclosed in the Summary Compensation Table under the Stock Awards column, based on the percentage of the award allocated to us at that time.
The number of phantom units granted to the NEOs in January 2021 is set forth below:

Name	Number of Time-based Phantom Units Granted in 2021	Target Number of Performance-based Phantom Units Granted in 2021
John K. Keppler	35,168	35,168
Shai S. Even	11,998	11,998
Thomas Meth	8,792	8,792
William H. Schmidt, Jr.	11,507	11,507
E. Royal Smith	7,654	7,654
For each performance-based phantom unit award granted on January 27, 2021, vesting was originally contingent upon the achievement of certain levels of per-unit distributable cash flow growth and our percentile ranking of TSR for our peer group over the four-year periods. The number of shares of common stock that will vest under each award would have been calculated by multiplying the target number of performance-based awards by the product of (i) the applicable distributable cash flow factor for the award and (ii) the applicable TSR factor for the award. However, the Simplification Transaction and the Conversion resulted in certain changes to the performance goals applicable to the performance awards granted in 2021, as described below.
We amended and restated the LTIP in connection with the Conversion in order to reflect our new corporate structure. For example, references to “common units” were amended to “common stock,” references to “distributions” were amended to “dividends,” phantom unit awards were replaced with restricted stock unit awards, and the administration of the LTIP was modified from our former GP to Enviva Inc. Given that we did not authorize any additional shares of common stock, as a result of the one-to-one conversion of common units to common stock that occurred in connection with the Conversion, 3,450,000 shares of our common stock remain available for delivery pursuant to the amended and restated LTIP. All outstanding awards under the LTIP as of the Conversion date were subject to the administrative changes made in the amended and restated LTIP. The name of the LTIP is now the Enviva Inc. Long-Term Incentive Plan.
The Simplification Transaction and the Conversion did not result in substantive changes to the phantom unit awards made in the 2019 calendar year (including to our NEOs). With respect to the performance-based phantom units granted in the 2020 and 2021 calendar years (including to the NEOs), the performance criteria were modified to reflect the aggregate impact of the Simplification Transaction and Conversion, but with the intention of keeping the potential realizable value of the awards comparable before and after adjustment; consequently, all distributable cash flow-related performance metrics were eliminated, such that the sole performance criterion applicable to such performance-based phantom unit awards (now restricted stock unit awards) is Enviva’s percentile ranking relative to the companies in the S&P 500 index on the basis of total shareholder return for the applicable performance period (“TSR Factor”), as shown in the table below:

	Below Threshold	Threshold	Target	Maximum
TSR Factor	< 30th percentile	30th percentile	60th percentile	≥ 90th percentile
Percentage of target earned (“Payout Multiplier”)	0%	50%	100%	200%
*    If the TSR Factor is between the Threshold and Maximum percentiles, then the Payout Multiplier will be determined by linear interpolation between the Threshold and Target Payout Multipliers or Target and Maximum Payout Multipliers, as applicable.
No changes were made to the performance period applicable to the 2020 and 2021 performance-based phantom units. In addition to the TSR Factor described above, the awards will continue to be subject to all time-based vesting conditions (and forfeiture upon the termination events set forth in the 2020 and 2021 award agreements) for the remainder of the original performance periods.
Beginning with the 2022 year, the most recent employment agreements also set forth a target LTIP award value, set as a percentage of the applicable executive’s base salary as in effect on the first day of the calendar year in which the grant occurs, as follows for each NEO (other than Mr. Keppler). With respect to Mr. Keppler, his employment agreement states that his LTIP target value will equal a multiple of his base salary in effect on the first day of the calendar year in which a grant occurs that equals $3,400,000, which would be 340% of his current base salary of $1,000,000, but will change in the event that his base salary is modified.

Name	Target LTIP Value (As a Percentage of Base Salary)
John K. Keppler	340%
Shai S. Even	250%
Thomas Meth	250%
William H. Schmidt, Jr.	250%
E. Royal Smith	200%
Other Elements of 2021 Compensation
Retirement and Health and Welfare Plans
We generally offered the same types of retirement, health, and welfare benefits to the NEOs as part of our total executive compensation package as we did to other eligible employees, although our NEOs also received the following: a supplemental individual term life insurance policy and a comprehensive annual physical with customized wellness coaching. The Simplification Transaction and the Conversion did not have a material impact on these plans, and our NEOs participated in these plans on the same terms in the Pre-Simplification Period and the Post-Simplification Period.
Our NEOs currently participate in a 401(k) plan maintained by Enviva Management Company. The 401(k) plan permits all eligible employees, including our NEOs, to make voluntary pre-tax contributions and/or Roth after-tax contributions to the plan. In addition, Enviva Management Company is permitted to make discretionary matching contributions under the plan. All matching contributions made during the first three years of an individual’s employment vest under the plan following the satisfaction of an initial three-year cliff vesting schedule; thereafter, all matching contributions vest immediately. All contributions under the plan are subject to certain annual dollar limitations, which are periodically adjusted as required by law. As with the health and welfare plans, the Simplification and the Conversion didn’t have a material impact on these plans, and NEO participation was not modified for those transactions in 2021.
Security Ownership Requirements
We maintain the “Common Stock Ownership and Retention Guidelines (the “Retention Policy”). The Retention Policy provides that officers who are required to file ownership reports under Section 16 of the Securities Exchange Act of 1934 (the “Exchange Act”) and certain other officers, as designated from time-to-time by our board of directors or the Compensation Committee, retain at least 50% (and where the individual has not met certain holding requirements by specific timelines, 100%) of common equity awarded under the LTIP (net of any equity withheld or sold to cover tax liabilities upon vesting) until certain ownership requirements are met. The requirements for our NEOs are set forth in the table below:

Name	Multiple of Annualized Base Salary
CEO	5x
Other NEO’s	3x
Stock that counts towards the satisfaction of the retention requirements of the Retention Policy include stock held directly by each NEO, stock owned indirectly by such NEO (e.g., by a spouse or other immediate family member residing in the same household or a trust for the benefit of such NEO or his or her family), and time-based restricted stock granted under the LTIP.
We amended the Retention Policy following the Simplification Transaction and Conversion to address the resulting structural changes within our organization and renamed it “Common Stock Ownership and Retention Guidelines” but did not change the substantive ownership requirements. As of the date of this filing, each of our NEOs was in compliance with the policy.
Incentive Compensation Recoupment Policy
The LTIP and the AICP provide that any award granted pursuant to the applicable plan will be subject to any claw-back or recoupment policies required by law, securities exchange rules, or otherwise, as determined to be appropriate by our board of directors.
Amendments to Employment Agreements
Each of the NEOs was party to an employment agreement with Enviva Management Company during the 2021 year. Consistent with the philosophy in the Pre-Simplification Period regarding employment agreements, our Board determined that we should continue to maintain employment agreements with our NEOs in order to ensure that they will perform their roles for an extended period of time. Certain provisions contained within these employment agreements, such as potential severance benefits (including change in control benefits for certain individuals) and restrictive covenants, are also essential to retaining our talented management team and protecting the interests of our stockholders.
At the time of the Simplification Transaction, the employment agreements for Messrs. Keppler and Even were amended and restated, modifying the definition of a “Change in Control” to align with the new organizational structure resulting from the Simplification Transaction (defined and described in more detail below within the section titled “Potential Payments upon Termination and Change in Control”). In December 2021, each of the remaining NEOs’ employment agreements were amended and restated, with the agreements for Messrs. Keppler and Even being amended and restated a second time, to reflect all Conversion-related items that were not reflected within their Simplification Transaction-related amendments. The December amendments clarified that, following the Conversion, references to the “Partnership” or the “General Partner” would be replaced with “Enviva Inc.,” and references to the “General Partner’s board of directors” would be replaced with references to our “Board.” The December amendments to the employment agreements also set the level of compensation that would be applicable to the NEOs for the relevant portion of the Post-Simplification Period (including a clarification of the target bonus amounts for 2021) as well as certain 2022 compensation levels.
The most recent employment agreements reset the terms of each employment agreement. The new agreements will generally have a one year term that will end on December 1, 2022. That term may be extended and renewed for additional one-year periods if neither party has delivered a written notice of non-renewal within the sixty (60) day period prior to the expiration of the term.
The most recent employment agreements also set new base salaries, target bonus percentages under the AICIP, and target LTIP award values for the NEOs, each as described above.
As noted above, the employment agreements contain potential severance and, with respect to certain NEOs, change in control benefits, as well as certain restrictive covenants. Those potential benefits are described in more detail and quantified within the section titled “Potential Payments upon Termination and Change in Control.”
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
John C. Bumgarner, Jr.
Pierre F. Lapeyre, Jr.,
Jeffrey W. Ubben
NOTE REGARDING EXECUTIVE AND DIRECTOR COMPENSATION TABLES
As further described in the CD&A, all outstanding time-based and performance-based phantom units were converted to restricted stock units upon the Conversion, and all outstanding equity awards held by our NEOs and our directors as of the date of this filing are in the form of restricted stock units. However, at the time of the grant, and throughout the 2021 year, the awards described in the table below were in the form of phantom units, therefore the tables below will generally describe phantom unit awards.

SUMMARY COMPENSATION TABLE
The table below sets forth the annual compensation for our NEOs for the fiscal years ended December 31, 2021, December 31, 2020, and December 31, 2019, to the extent the individual was a “named executive officer” for that year. The compensation disclosed below with respect to the 2019 and 2020 calendar years is the compensation for which we were responsible for partially reimbursing Enviva Management Company pursuant to the MSAs, therefore it only reflects a portion of the compensation that the NEOs received for those years. The compensation disclosed below with respect to the 2021 calendar year is the compensation for the full amount paid to each NEO, irrespective of any allocation between Enviva Inc. and Enviva Management Company, as discussed above.

Name and Principal Position	Year	Salary	Bonus (1)	Unit Awards (2)	Non-Equity Incentive Plan Compensation (1)	All Other Compensation (3)	Total
John K. Keppler	2021	$816,986	$1,200,000	$3,400,044	$780,000	$8,700	$6,205,730
(Chairman of the Board of Directors, President and Chief Executive Officer)	2020	182,838	600,000	1,631,253	343,297	2,138	2,759,526
	2019	170,885	—	642,712	271,875	2,100	1,087,572
Shai S. Even	2021	466,208	556,800	1,159,968	—	8,700	2,191,676
(Executive Vice President and Chief Financial Officer)	2020	112,796	350,000	562,518	170,465	2,138	1,197,917
	2019	109,614	—	273,594	121,500	2,100	506,808
Thomas Meth	2021	431,370	—	850,012	514,250	8,700	1,804,332
(Executive Vice President and Chief Commercial Officer)	2020	97,097	75,000	385,029	109,381	2,138	668,645
William H. Schmidt, Jr.	2021	447,548	534,000	1,112,498	—	8,700	2,102,746
(Executive Vice President, Corporate Development and General Counsel)	2020	85,339	350,000	425,002	107,330	1,710	969,381
E. Royal Smith	2021	371,885	—	739,990	305,250	8,700	1,425,825
(Executive Vice President, Operations)	2020	249,389	—	994,046	282,403	5,985	1,531,823
	2019	238,606	—	522,318	167,738	5,880	934,542

(1)Amounts in the Non-Equity Incentive Plan Compensation column with respect to 2019 represent the annual discretionary cash bonuses for each NEO under the AICP, which was operated in a manner to provide performance-based incentive awards in that year, although the amounts were inadvertently reported in prior years within the “Bonus” column and have now been corrected. The AICP awards for the 2020 and 2021 years were also deemed to operate as performance-based incentive awards and are reported within the Non-Equity Incentive Plan Compensation column. Amounts in the “Bonus” column with respect to the 2020 and 2021 years relate to the transaction-based bonuses received by certain NEOs for the 2020 year, and the bonuses provided to Messrs. Keppler, Even and Schmidt relating to the Simplification Transaction and the Conversion in 2021, as applicable. The division of awards between the AICP and transaction-related bonuses for the 2021 year are described in more detail above within the CD&A.
(2)The amounts reflected in this column represent the aggregate grant date fair value of time-based and performance-based phantom units (which include tandem DERs) granted to the NEOs pursuant to the LTIP, computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification Topic 718, disregarding the estimate of forfeitures. The grant date fair value for time-based phantom unit awards issued in 2021 is based on the closing price of our common units on the date of grant, which was $48.34 per unit for awards granted on January 27, 2021. The grant date fair value of performance-based phantom unit awards is reported based on the probable outcome of the performance conditions on the date of grant. See Note 18, Equity-Based Awards, to our consolidated financial statements for additional detail regarding assumptions underlying the value of these awards. If the maximum amount, rather than the probable amount, were reported in the table with respect to the performance-based phantom units, the values associated with the 4-year performance-based grants would be as follows: Mr. Keppler, $3,400,043; Mr. Even, $1,159,967, Mr. Meth, $850,011, Mr. Schmidt, $1,112,497, and Mr. Smith, $739,989.
(3)Amounts reported in the “All Other Compensation” column reflect employer contributions to the NEOs’ accounts under the 401(k) plan in which the NEOs participate.
2021 GRANTS OF PLAN-BASED AWARDS

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Possible Payouts Under Equity Incentive Plan Awards (2)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Equity Awards (#)(3)	Grant Date Fair Value ($)(4)
John K. Keppler		$600,000	$1,200,000	$—
	1/27/2021				17,584	35,168	70,336		$1,700,022
	1/27/2021							35,168	1,700,022
Shai S. Even		278,400	556,800	—
	1/27/2021				5,999	11,998	23,996		579,984
	1/27/2021							11,998	579,984
Thomas Meth		173,250	346,500	—
	1/27/2021				4,396	8,792	17,584		425,006
	1/27/2021							8,792	425,006
William H. Schmidt, Jr.		267,000	534,000	—
	1/27/2021				5,754	11,507	23,014		556,249
	1/27/2021							11,507	556,249
E. Royal Smith		203,500	407,000	—
	1/27/2021				3,827	7,654	15,308		369,995
	1/27/2021							7,654	369,995
(1)The values within these columns reflect the threshold and target values of the AICP awards for the 2021 calendar year, as of the date of their grant. At the beginning of the year, Messrs. Even and Schmidt were included within the aggregate company bonus pool; however, as described further above within the CD&A, their bonus awards for the 2021 were deemed to be payable outside of the AICP.
(2)These columns reflect the performance-based phantom units granted to our NEOs during the 2021 calendar year.
(3)This column reflects the time-based phantom units granted to our NEOs during the 2021 calendar year.
(4)As further described in Footnote (2) to the Summary Compensation Table, the values in the “Grant Date Fair Value” column are determined by multiplying (a) the number of phantom units granted (with the probable grant date value for performance-based phantom units to be at target levels) by (b) $48,34, the closing price of our common units on the date of grant.

NARRATIVE DISCLOSURE TO THE SUMMARY COMPENSATION TABLE AND GRANTS OF PLAN-BASED AWARDS TABLE
Management Services Agreements
The amounts set forth in the table above for the 2019 and 2020 years reflect only the portion of compensation that was allocable to us pursuant to the MSAs. Following the Simplification Transaction, we were responsible for the full amount of compensation paid to our NEOs. In order to provide a fulsome picture of NEO compensation in 2021, we are presenting the full amount of compensation paid to our NEOs in 2021 notwithstanding the partial allocation of that amount during the Pre-Simplification Period to Enviva Management Company. For a more detailed description of the MSAs and our relationship with Enviva Management Company, see “Item 13. “Certain Relationships and Related Transactions, and Director Independence—Other Transactions with Related Persons--Management Services Agreements” in this Annual Report.
Phantom Unit Awards and Restricted Stock Unit Awards
We granted time-based and performance-based phantom unit awards to our NEOs pursuant to the LTIP in 2021. In connection with the Conversion, all phantom unit awards were converted to restricted stock unit awards, subject to the same terms and conditions immediately prior to the Conversion except that for performance-based phantom unit awards granted in the 2020 and 2021 calendar years, the performance criteria were modified to reflect the aggregate impact of the Simplification Transaction and Conversion; consequently, all DCF-related performance metrics were eliminated, such that the sole performance criterion applicable to such performance-based phantom unit awards is the TSR Factor. The expected value of the performance-based phantom unit awards was similar immediately before and after the modification. The terms and conditions, including vesting, are further described above in the CD&A under “—2021 NEO Compensation.” The potential acceleration and forfeiture events relating to the phantom unit awards (as of December 31, 2021) are described in greater detail under “—Potential Payments Upon Termination or a Change in Control” below.
OUTSTANDING EQUITY AWARDS AT 2021 FISCAL YEAR‑END
The following table reflects information regarding outstanding equity‑based awards held by our NEOs as of December 31, 2021. As noted above, the awards are discussed as phantom unit awards, although as of the date of this filing they have been converted to restricted stock unit awards as a result of the Conversion.

	Unit Awards
Name	Number of Units That Have Not Vested (1)	Market Value of Units That Have Not Vested (2)	Equity Incentive Plan Awards: Number of Unearned Units That Have Not Vested (3)(4)	Equity Incentive Plan Awards: Market Value of Unearned Units That Have Not Vested (2)
John K. Keppler
	237,842	$16,748,842	121,046	$8,524,059

Shai S. Even
	93,501	$6,584,339	41,612	$2,930,317

Thomas Meth
	70,084	$4,935,332	29,062	$2,046,546

William H. Schmidt, Jr.
	89,487	$6,301,698	39,475	$2,779,830

E. Royal Smith
	60,782	$4,280,243	26,344	$1,855,144

(1)The amounts in this column reflect outstanding time-based phantom unit awards, which vest as set forth in the table within footnote 4 below, so long as the applicable NEO remains continuously employed by us or one of our affiliates from the grant date through each vesting date. See the section below titled “—Potential Payments Upon Termination or Change in Control” for a description of potential acceleration and forfeiture provisions.

(2)The amounts reflected in this column represent the market value of the common units underlying the phantom unit awards granted to the NEOs as set forth in the preceding column, computed based on the closing price of our common units on December 31, 2021, which was $70.42 per unit.
(3)The amounts in this column reflect the actual number of common units issued in the 2022 year upon settlement of outstanding performance-based phantom unit awards granted in 2019, even though such awards could have been earned up to 200% of target at maximum performance, and the target number of common units issuable upon settlement of outstanding performance-based phantom unit awards granted in 2020 and 2021, which vest based on achievement of performance metrics with respect to the three-year period ending on December 31, 2022, and the four-year period ending on December 31, 2023 and 2024, respectively, so long as the applicable NEO remains continuously employed by us or one of our affiliates from the grant date through the end of each performance period and until we have certified the applicable performance level for that award. With respect to the 2019 performance-based phantom units, if the number of awards and the value of awards had hit maximum performance payout at 200% of target rather than the actual 186% represented in the table,those numbers would be as follows: Mr. Kepler, 242,979 awards at a value of $17,110,581; Mr. Even, 96,041 awards at a value of $6,763,207; Mr. Meth, 71,825 awards at a value of $5,057,917; Mr. Schmidt, 96,639 awards at a value of $6,453,218; and Mr. Smith, 62,360 at a value of $4,391,391 . See the section below titled “—Potential Payments Upon Termination or Change in Control” for a description of potential acceleration and forfeiture provisions.
(4)The following sub-table reflects the regularly scheduled vesting date for each award that is disclosed as outstanding within the main table above:

Name	Vesting Date or Last Date of Performance Period	Number of Time-based Phantom Units to Vest	Number of Performance-based Phantom Units to Vest
John K. Keppler	December 31, 2021	73,384
	January 30, 2022	48,549
	December 31, 2022		42,939
	January 29, 2023	42,939
	December 31, 2023		42,939
	January 29, 2024	42,939
	December 31, 2024		35,168
	January 27, 2025	35,168

Shai S. Even	December 31, 2021	36,286
	January 30, 2022	18,143
	December 31, 2022		14,807
	January 29, 2023	14,807
	December 31, 2023		14,807
	January 29, 2024	14,807
	December 31, 2024		11,998
	January 27, 2025	11,998

Thomas Meth	December 31, 2021	24,868
	January 30, 2022	17,895
	December 31, 2022		10,135
	January 29, 2023	10,135
	December 31, 2023		10,135
	January 29, 2024	10,135
	December 31, 2024		8,792
	January 27, 2025	8,792

William H. Schmidt, Jr.	December 31, 2021	30,738
	January 30, 2022	21,426
	December 31, 2022		13,984
	January 29, 2023	13,984
	December 31, 2023		13,984
	January 29, 2024	13,984
	December 31, 2024		11,507
	January 27, 2025	11,507

E. Royal Smith	December 31, 2021	22,548
	January 30, 2022	13,468
	December 31, 2022		9,345
	January 29, 2023	9,345
	December 31, 2023		9,345
	January 29, 2024	9,345
	December 31, 2024		7,654
	January 27, 2025	7,654

UNITS VESTED IN 2021
The following table provides information on the vesting of phantom units held by the NEOs in 2021. None of the NEOs held stock options in 2021. The value realized from the vesting of phantom unit awards is equal to the closing price of our common units on the vesting date or the performance certification date for performance awards, as applicable, multiplied by the number of shares acquired. The value is calculated before payment of any applicable withholding or other income taxes.

Name	Number of Units Acquired Upon Vesting (#)	Value Realized Upon Vesting ($)
John K. Keppler	100,011	$4,875,515
Shai S. Even	38,574	1,861,301
Thomas Meth	44,640	2,169,081
William H. Schmidt, Jr.	52,115	2,534,445
E. Royal Smith	42,457	2,062,380
PENSION BENEFITS AND NON-QUALIFIED DEFERRED COMPENSATION
We have not maintained, and do not currently maintain, a defined benefit pension plan or a nonqualified deferred compensation plan providing for retirement benefits.
POTENTIAL PAYMENTS UPON TERMINATION AND CHANGE IN CONTROL
Each of our NEOs is party to an employment agreement with us that provides for severance compensation or accelerated vesting of equity awards in the event of certain terminations of employment, including in connection with a change in control. None of the employment agreements contain any tax reimbursement provisions in the event an NEO receives potential parachute payments under Section 280G of the Code. The outstanding equity awards held by each of the NEOs also contain certain severance and change in control benefits, but as of December 31, 2021, the treatment in the employment agreements and the outstanding equity awards are the same; as a result, there is not a separate description for equity award agreement provisions.
Employment Agreements
The employment agreements provide that, if the NEO terminates employment for good reason or if an NEO’s employment is terminated without cause, or for death or disability (each applicable term as defined below), subject to the NEO executing a satisfactory release within the time period specified in such NEO’s employment agreement, the NEO will be entitled to receive the following:
•an amount equal to a multiple (the “severance multiplier”) of (a) the NEO’s base salary in effect on the termination date, plus (b) the NEO’s target annual bonus as of the termination date. The severance multiplier is 1.5 for Mr. Keppler and 1.0 for Messrs. Even, Meth, Schmidt, and Smith. The severance multiplier is increased to 2.0 for Mr. Keppler and 1.5 for Messrs. Even and Schmidt if such termination occurs within 12 months following a change in control (as defined below) (a “Change in Control Termination”);
•full vesting of all outstanding awards under the LTIP (which vesting for awards that include a performance requirement (other than continued service) will be based on (a) actual performance if such termination occurs within the six-month period preceding the expiration of the performance period or (b) target performance if such termination occurs at any other time during the performance period); and
•reimbursement for continued medical coverage of applicable group health plans. The reimbursement coverage is 18 months for Mr. Keppler and 12 months for Messrs. Even, Meth, Schmidt, and Smith. The reimbursement coverage is increased to 18 months for Messrs. Even and Schmidt if such termination occurs within 12 months following a change in control.
Definitions. The following definitions are used in the employment agreements as follows:
“Cause” is defined as:
•a material breach of any applicable policy pertaining to health and safety;
•engaging in acts of disloyalty, including fraud, embezzlement, theft, commission of a felony or proven dishonestly; or

•willful misconduct in the performance of, or willful failure to perform a material function of the NEO’s duties under the employment agreement.
“Good reason” is defined as, without the consent of the NEO:
•a material diminution in the NEO’s authority, duties, title, or responsibilities;
•a material diminution in the NEO’s base salary, target annual bonus, or target annual LTIP award;
•the relocation of the geographic location of the NEO’s principal place of employment by more than 100 miles; or
•delivery of a written notice of non-renewal of the NEO’s employment agreement.
A “disability” shall exist if the NEO is unable to perform the essential functions of his position, with reasonable accommodation (if applicable), due to an illness or physical or mental impairment or other incapacity that continues for a period in excess of 90 days, whether consecutive or not, in any period of 365 consecutive days.
Under the employment agreements for Messrs. Keppler, Even, and Schmidt, a “change in control” is defined as:
•the sale or disposal by us of all or substantially all of our assets to any person other than an affiliate;
•the simplification or consolidation of Enviva Inc. with or into another partnership, corporation, or other entity, other than a simplification or consolidation in which the equityholders of Enviva Inc. immediately prior to such transaction retain greater than 50% equity interest in the surviving entity; or
•the acquisition by any person or group of the beneficial ownership of more than 50% of the equity of Enviva Inc. entitled to vote in the election of our board of directors.
Release Obligations and Restrictive Covenants
Payments and benefits under the employment agreements are conditioned on the execution of a general release of claims by the NEO in favor of us. The employment agreements also contain certain restrictive covenants pursuant to which our NEOs have recognized an obligation to comply with, among other things, certain confidentiality covenants as well as covenants not to compete in a defined market area with us or solicit our employees during the term of the agreement and for a period of one year thereafter.
Quantification of Benefits
The following table summarizes the compensation and other benefits that would have become payable to each NEO assuming his employment terminated on December 31, 2021, given the NEO’s base salary as of that date, and, if applicable, the closing price of our common stock on December 31, 2021, which was $70.42. The target annual bonus for the 2021 was the amount set forth in each NEO’s employment agreement in effect on December 31, 2021. In addition, the following table summarizes the compensation that would become payable to Messrs. Keppler, Even, and Schmidt assuming a qualifying termination and a change in control occurred on December 31, 2021. Each of the values below reflects our best estimate of the amounts and benefits that could be payable upon a termination scenario, but amounts cannot be known with certainty until or unless such an event were to occur.

Benefits and Payments	Change in Control Termination	Termination Without Cause, for Good Reason or Death or Disability
John K. Keppler
Cash Severance	$4,400,000	$3,300,000
Accelerated Equity Awards	25,634,641	25,634,641
Health Benefits	—	—
Total	$30,034,641	$28,934,641
Shai S. Even
Cash Severance	$1,570,200	$1,046,800
Accelerated Equity Awards	9,693,524	9,693,524
Health Benefits	32,241	24,152
Total	$11,295,965	$10,764,476
Thomas Meth
Cash Severance	$967,500	$967,500
Accelerated Equity Awards	7,104,463	7,104,463
Health Benefits	21,494	21,494
Total	$8,093,457	$8,093,457
William H. Schmidt, Jr.
Cash Severance	$1,513,500	$1,009,000
Accelerated Equity Awards	9,233,048	9,233,048
Health Benefits	36,474	24,316
Total	$10,783,022	$10,266,364
E. Royal Smith
Cash Severance	$799,200	$799,200
Accelerated Equity Awards	6,246,536	6,246,536
Health Benefits	21,494	21,494
Total	$7,067,230	$7,067,230
DIRECTOR COMPENSATION
For the year ended December 31, 2021, directors of our former GP, other than Mr. Keppler, received compensation for their services on our former GP’s board of directors and committees thereof consisting of the items below:
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
Additionally, for the year ended December 31, 2021, directors of our former GP, other than Mr. Keppler and directors who are also officers or employees of Riverstone Holdings LLC or its affiliates (excluding the former GP, the Partnership and its subsidiaries) (the “Sponsor Directors”), received an annual grant under the LTIP with a grant date fair value of approximately $115,000.
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
Prior to 2019, the Sponsor Directors did not receive compensation under our director compensation program. Compensation of the Sponsor Directors for their service as a director is paid directly to Riverstone/Carlyle Management LP. With respect to Mr. Ubben, his cash compensation is paid directly to Inclusive Capital Partners, L.P.
As a result of the Conversion, our business and affairs became overseen by our board of directors, rather than the board of directors of our former GP, which oversaw the business and affairs of the Partnership as its general partner prior to the Conversion.
The following table provides information concerning the compensation of our directors, other than Mr. Keppler (whose compensation has been reported within the Summary Compensation Table), for the fiscal year ended December 31, 2021, regardless of whether they were serving on our board as of December 31, 2021:

Name	Fees Earned in Cash	Unit Awards (1)	Total
Ralph Alexander (3)	$101,000	$123,800	$224,800
John C. Bumgarner, Jr.	235,850	122,661	358,511
Martin N. Davidson	—	—	—
Jim H. Derryberry (3)	99,000	—	99,000
Christopher B. Hunt (3)(4)	25,250	—	25,250
Fauzul Lakhani (3)	—	—	—
Gerrit (“Gerrity”) L. Lansing, Jr. (3)	65,125	56,342	121,467
Pierre F. Lapeyre, Jr. (3)	71,750	—	71,750
David M. Leuschen (3)	69,750	—	69,750
William K. Reilly (5)	118,500	122,661	241,161
Jeffrey W. Ubben (2)	130,950	124,918	255,868
Gary L. Whitlock	130,850	122,661	253,511
Carl L. Williams (3)(6)	24,750	—	24,750
Janet S. Wong	150,850	122,661	273,511
Eva T. Zlotnicka	—	—	—
____________________________________________
(1)Amounts included in this column reflect the aggregate grant date fair value of phantom units (which include tandem DERs) granted to the independent directors, computed in accordance with FASB ASC Topic 718, disregarding the estimate of forfeitures, in each case pursuant to the LTIP. See Note 18, Equity-Based Awards, for additional detail regarding assumptions underlying the value of these equity awards. The grant date fair value for time-based phantom unit awards issued in 2021 is based on the closing price of our common units on the date of grant, which was $48.34 per unit for awards granted on January 27, 2021 and $49.49 for awards granted on April 29, 2021. As of December 31, 2021, Mr. Bumgarner, Mr. Reilly, Mr. Ubben, Mr. Whitlock, and Ms. Wong held 2,379 unvested phantom units in the aggregate and Mr. Lansing held 2,324 unvested phantom units in the aggregate. Our non-management directors that are not independent do not receive LTIP awards, therefore they do not hold outstanding awards as of December 31, 2021. Amounts in this column also reflect the aggregate grant date fair value of common units granted to the independent directors. The grant date fair value for common unit awards issued in 2021 is based on the closing price of our common units as of the end of the calendar quarter in respect of which the common units were granted, which was $52.41 per common unit for awards granted on July 28, 2021 and $54.09 per common unit for awards granted on November 3, 2021.
(2)Mr. Ubben’s cash compensation was paid to directly to Inclusive Capital Partners, L.P., although he received his LTIP grant directly.
(3)Compensation of the Sponsor Directors and Mr. Lansing, for a portion of the year, for their service on the Board is paid directly to Riverstone/Carlyle Management LP. Mr. Lansing became an independent director on April 27, 2021, and compensation provided following that date was paid to him directly.
(4)Mr. Hunt resigned from the Board on March 10, 2021.
(5)Prior to the Conversion, Mr. Reilly served as a director on the board of directors of the former GP. Mr. Reilly was not appointed as a director of the Company in connection with the Conversion.
(6)Mr. Williams resigned from the Board on February 5, 2021.
PAY RATIO
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Mr. Keppler, our Chief Executive Officer.
For 2021, our last completed fiscal year:
•The median of the annual total compensation of all employees of our company (other than Mr. Keppler) was $64,325; and
•The annual total compensation of Mr. Keppler, as reported in the Summary Compensation Table included above, was $6,205,730.
•Based on this information, for 2021 the ratio of the annual total compensation of Mr. Keppler to the median of the annual total compensation of all employees was reasonably estimated to be 96 to 1.
To identity the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of our median employee and our CEO, we took the following steps:
•We determined that, as of December 31, 2021, our employee population consisted of approximately 1,176 individuals with all of these individuals located in the United States. This population consisted of our full-time, part-time, and temporary employees.
•We used a consistently applied compensation measure to identify our median employee by comparing the Total Gross Earnings as reflected in our payroll records for 2021, which included, amount of salary or wages, bonuses, compensation received from equity award vesting and distributions (DERs), value of life insurance premiums and gym memberships.
•We identified our median employee by consistently applying this compensation measure to all of our employees included in our analysis. Since all of our employees, including our CEO, are located in the United States, we did not make any cost of living adjustments in identifying the median employee.
•With respect to the annual total compensation of Mr. Keppler, we used the amount reported in the “Total” column of our 2021 Summary Compensation Table above.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth the beneficial ownership of shares of common stock of Enviva Inc. as of February 15, 2021 held by:
•beneficial owners of 5% or more of our common stock;
•each director and NEO; and
•all of our directors and executive officers as a group.
Unless otherwise noted, the address for each beneficial owner listed below is 7272 Wisconsin Ave., Suite 1800, Bethesda, MD 20814.

Name of Beneficial Owner	Common Stock Beneficially Owned(1)	Percentage of Common Stock Beneficially Owned
Investment Funds Affiliated with Riverstone Holdings, LLC(2)	27,797,923	41.83%
Inclusive Capital Partners, L.P.(3)	5,719,241	8.61%
Ralph Alexander	—	—
John C. Bumgarner, Jr.(4)	225,204	*
Martin N. Davidson	—	—
Jim H. Derryberry	—	—
Shai S. Even	352,604	*
Michael A. Johnson	—	—
John K. Keppler	697,324	1.05%
Roxanne B. Klein	—	—
Yanina A. Kravtsova	92,419	*
Fauzul Lakhani	—	—
Gerrit (“Gerrity”) L. Lansing, Jr.	451	*
Pierre F. Lapeyre, Jr.(2)	27,797,923	41.83%
David M. Leuschen(2)	27,797,923	41.83%
Thomas Meth	415,207	*
William H. Schmidt, Jr.	391,556	*
E. Royal Smith	260,095	*
Jeffrey W. Ubben(3)	5,719,241	8.61%
Gary L. Whitlock	35,917	*
Janet S. Wong	32,941	*
Eva T. Zlotnicka	—	—
All directors and executive officers as a group (20 persons)	36,020,882	54.21%
____________________________________________
*    Less than 1% of common units outstanding.
(1)This column does not include restricted stock unit awards granted to our directors and officers pursuant to the LTIP.
(2)David M. Leuschen and Pierre F. Lapeyre Jr. are the managing directors of Riverstone Management Group, L.L.C. (“Riverstone Management”), and have or share voting and investment discretion with respect to the securities beneficially owned by Riverstone Management, which is the general partner of Riverstone/Gower Mgmt Co Holdings, L.P., which is the sole member of Riverstone Holdings LLC, which is the sole member of Riverstone Echo GP, LLC, which is the general partner of Riverstone Echo Partners, L.P., which is the sole member of each of Riverstone ECF GP, LLC (“ECF GP”) and Riverstone Echo Rollover GP, LLC (“Echo Rollover GP”). ECF GP is the general partner of Riverstone Echo Continuation Holdings, L.P. (“Echo Continuation Holdings”). Echo Rollover GP is the general partner of Riverstone Echo Rollover Holdings, L.P. (“Echo Rollover Holdings”). Riverstone Enviva Holdings is managed by its members, Echo Continuation Holdings and Echo Rollover Holdings.

(3)As reported in a Schedule 13D/A filed with the SEC on January 4, 2022, Inclusive Capital Partners, L.P. (“In-Cap”) and Inclusive Capital Partners Spring Fund Manager, L.L.C. (“In-Cap Spring Fund Manager”) or Inclusive Capital Partners Spring Fund Manager II, L.L.C. (“In-Cap Spring Fund II Manager”), have been granted investment and voting discretion over the common stock held by certain funds (the “In-Cap Funds”). In-Cap acts as investment manager to the In-Cap Funds. The managing member of In-Cap Spring Fund Manager and In-Cap Spring Fund II Manager is Inclusive Capital Partners Holdco, L.P. (“In-Cap Holdco”). In-Cap is the general partner of In-Cap Holdco. Inclusive Capital Partners, L.L.C. (“In-Cap LLC”) is the general partner of In-Cap. Mr. Ubben is the controlling member of the management committee of In-Cap LLC. Mr. Ubben holds shares of common stock for the benefit of In-Cap and the In-Cap Funds.
(4)Of these 225,204 shares of common stock, 165,928 are held by the Bumgarner Family Trust. Mr. Bumgarner has investment control over these shares.
Equity Compensation Plan Information
The following table sets forth information with respect to the securities that may be issued under the Enviva Inc. Long-Term Incentive Plan (the “LTIP”) as of December 31, 2021.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(2)	Weighted- average exercise price of outstanding options, warrants and rights ($) (b)(3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(4)
Equity compensation plans approved by security holders(1)	1,678,838	n/a	3,004,888
Equity compensation plans not approved by security holders(2)	—	—	—
Total	1,678,838	n/a	3,004,888
(1)The LTIP was approved by the board of directors of the former GP prior to the IPO of Enviva Partners, LP.
(2)We do not have any equity compensation plans that were not approved by our shareholders. The LTIP was amended in January 2020 and January 2021 to increase the number of shares of common stock that may be issued thereunder and was amended and restated as of December 31, 2021 in connection with the Conversion. The amendments to the LTIP did not require shareholder approval under the rules of the NYSE.
(3)The amount in column (a) of this table reflects (i) the aggregate number of shares of common stock issuable upon settlement of outstanding time-based restricted stock units and (ii) the aggregate number of shares of common stock issuable upon settlement of outstanding performance-based restricted stock units assuming a 100% performance factor pursuant to the LTIP as of December 31, 2021. The actual number of shares of common stock that may be issued in settlement of outstanding performance-based restricted stock unit awards is based on a factor of between 0% and 200%. Each outstanding restricted stock unit award reflected within this column (a) represented a time-based or performance-based phantom unit award which was converted to a time-based or performance-based restricted stock unit award, as applicable, on a one-for-one basis in connection with the Conversion.
(4)This column is not applicable because only phantom units (prior to the Conversion) and restricted stock units (following the Conversion) have been granted under the LTIP and phantom units and restricted stock units do not have an exercise price.
(5)The amount in this column reflects the total number of shares of common stock remaining available for future issuance under the LTIP as of December 31, 2021. For additional information about the LTIP and the awards granted thereunder, please read Part III, Item 11. “Executive Compensation.”

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The terms of the transactions and agreements disclosed in this section were determined by and among affiliated entities and, consequently, were not the result of arm’s-length negotiations, thus presenting the risk that their terms were not necessarily at least as favorable to the parties involved as could have been obtained from unaffiliated third parties. The foregoing descriptions are not complete and are subject to and qualified in their entirety by reference to the full text of the agreements, which are included as exhibits hereto.
Agreements with Affiliates
Payments to Riverstone for Affiliated Director Services
Beginning in 2019, we paid Riverstone/Carlyle Management LP, an affiliate of our former sponsor, compensation for the services of the officers or employees of Riverstone Holdings LLC or its affiliates who served as directors on the board of directors of our former General Partner, as well as for services provided by Mr. Lansing. During the year ended December 31, 2021, total compensation related to such expense was $0.6 million.
Agreement and Plan of Merger
On October 14, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, its former sponsor, Enviva Partners Merger Sub, LLC, and the limited partners of its former sponsor set forth in the Merger Agreement (the “Holdings Limited Partners”). Pursuant to the terms of the Merger Agreement, (a) the Company acquired (i) all of the limited partner interests in its former sponsor and (ii) all of the limited liability company interests in Enviva Holdings GP, LLC, the general partner of the Company’s former sponsor, and (b) the incentive distribution rights directly held by Enviva MLP Holdco, LLC, a subsidiary of the Company’s former sponsor, were cancelled and eliminated (collectively, the “Simplification Transaction”). In consideration for the Simplification Transaction, the Company issued 16.0 million common units to the Holdings Limited Partners party to the Merger Agreement.
Acquisition I Merger Agreement
On October 14, 2021, the Company entered into an Agreement and Plan of Merger (the “Acquisition I Merger Agreement”) by and among the Company, Enviva Cottondale Acquisition I, LLC (“Acquisition I”), a subsidiary of affiliates of our former sponsor, Riverstone Echo Continuation Holdings, L.P. and Riverstone Echo Rollover Holdings, L.P. (the “Riverstone Echo Funds”), and Enviva, Inc. Merger Sub, LLC (“Merger Sub”). Pursuant to the Acquisition I Merger Agreement, Acquisition I agreed to merge with and into Merger Sub, with Merger Sub surviving as a wholly owned subsidiary of the Company (the “Acquisition I Merger”). In connection therewith, the Riverstone Echo Funds received 6.0 million common units, which was the number of common units held directly or indirectly by Acquisition I immediately prior to the Acquisition I Merger.
Registration Rights Agreement
The Company entered into a registration rights agreement (the “Registration Rights Agreement”) on October 14, 2021 with the Holdings Limited Partners pursuant to which, among other things and subject to certain restrictions, the Company agreed to file with the SEC a registration statement on Form S-3 registering for resale certain securities received by such Holdings Limited Partners in connection with the Simplification Transaction. The Registration Rights Agreement also provides the Holdings Limited Partners with customary demand and piggyback registration rights.
Echo Blocker Merger Agreement
On October 14, 2021, the Company entered into an Agreement and Plan of Merger (the “Echo Blocker Merger Agreement”) by and among Riverstone EC Corp, LLC (“Echo Blocker”), the Company, Merger Sub, and Riverstone Echo Continuation Fund Parallel, L.P. (“Riverstone Echo Fund Parallel”). Pursuant to the Echo Blocker Merger Agreement, Riverstone Echo Continuation Fund Parallel received a number of shares of the Company’s common stock equal to the number of common units held by Echo Blocker immediately prior to the merger of Echo Blocker with and into Merger Sub.
Support Agreement
In connection with the Simplification Transaction on October 14, 2021, the Company entered into a support agreement (the “Support Agreement”) by and among the Company, the Holdings Limited Partners party thereto, and certain other persons thereto pursuant to which, among other things, (a) certain of our former sponsor’s (or its subsidiaries’) obligations to provide financial support to us were consolidated, fixed, and novated into fixed payment amounts to be paid solely out of dividends on certain shares of common stock held by certain Holdings Limited Partners, (b) each Holdings Limited Partner party thereto agreed to reinvest all regular quarterly dividends in respect of a portion of the common stock issued to such Holdings Limited Partner in the Simplification Transaction, for each calendar quarter from the calendar quarter ending September 30, 2021, through and including the calendar quarter ending December 31, 2024, and (c) each Holdings Limited Partner party thereto made certain voting commitments in connection with the Conversion and agreed not to transfer any common units held by such partner until the completion of the unitholder vote regarding the Conversion or the Company’s determination to abandon or terminate the Conversion.
Stockholders Agreement
In connection with the Simplification Transaction, the Company entered into a stockholders’ agreement (the “Stockholders Agreement”) with Riverstone Echo Continuation Holdings, L.P. and Riverstone Echo Rollover Holdings, L.P. and each of their respective affiliates (collectively, the “Riverstone Stockholders”). The Stockholders Agreement provided for the composition of the Company’s initial post-Conversion board of directors. In addition, for so long as the Riverstone Stockholders hold at least 30% of the Company’s common stock, the Company agreed that it would not, without the approval of the Riverstone Stockholders, undertake certain specified actions set forth in the Stockholders Agreement.
Management Services Agreements
EVA MSA
From 2015 through October 14, 2021, the closing date of the Simplification Transaction, all of our employees and members of management were employed by Enviva Management Company, LLC (“Enviva Management Company”), a wholly owned subsidiary of our former sponsor, and we and our former general partner were party to a management services agreement (the “EVA MSA”). Pursuant to the EVA MSA, we reimbursed Enviva Management Company for all direct or indirect costs and expenses incurred by, or chargeable to, Enviva Management Company in connection with the provision of the services, including salary and benefits of employees engaged in providing such services, as well as office rent, expenses, and other overhead costs of Enviva Management Company. Enviva Management Company determined the amount of costs and expenses that were allocable to us.
Hamlet JV MSA
Pursuant to a management services agreement between the Hamlet JV and Enviva Management Company (the “Hamlet JV MSA”), Enviva Management Company provided the Hamlet JV with operations, general administrative, management, and other services. As compensation for Enviva Management Company’s services under the Hamlet JV MSA, the Company paid an annual management fee to Enviva Management Company. The Hamlet JV reimbursed Enviva Management Company for all reasonable and necessary costs and expenses (other than general and administrative costs) incurred by, or chargeable to, Enviva Management Company
Enviva Tooling MSA
Pursuant to a management services agreement between Enviva Tooling Services Company, LLC (the “Tooling JV”) and Enviva Management Company (the “Tooling JV MSA”), Enviva Management Company provided the Tooling JV with operations, general administrative, management, and other services. As compensation for Enviva Management Company’s services under the Tooling JV MSA, the Company paid an annual management fee to Enviva Management Company as set forth in the Tooling JV’s budget. The Tooling JV reimbursed Enviva Management Company for all reasonable and necessary costs and expenses incurred by, or chargeable to, Enviva Management Company in connection with the services.
Railcar Subleases
During 2021, we agreed to sublease certain railcars from Enviva Pellets Lucedale, LLC, a wholly owned subsidiary of our sponsor.
Software License
Effective May 1, 2021, we took assignment of certain licenses with Microsoft from our former sponsor.
Lucedale and Pascagoula Contribution Agreement and Off-Take Contracts Assignment
On July 1, 2021, we acquired from our former sponsor all of the limited liability company interests in Enviva JV2 Holdings, LLC, the indirect owner of a wood pellet production plant under construction in Lucedale, Mississippi and a deep-water marine terminal under construction in Pascagoula, Mississippi, for a purchase price of $259.5 million, after accounting for certain adjustments (the “Lucedale-Pascagoula Drop-Down”). In connection therewith, our former sponsor also assigned to us three long-term, take-or-pay off-take contracts with aggregate annual deliveries of 630,000 MTPY (together with the Lucedale-Pascagoula Drop-Down, the “Acquisitions”).
Lucedale-Pascagoula Drop-Down Make-Whole Agreement
On the date of the Lucedale-Pascagoula Drop-Down, we entered into a make-whole agreement with our former sponsor, pursuant to which our former sponsor agreed to (i) guarantee certain cash flows from the production plant under construction in Lucedale, Mississippi during the period from and including the quarter ended on September 30, 2021 through and including the five quarters (or, if the commercial operations date of the production plant under construction in Lucedale, Mississippi is on the first day of a quarter, four quarters) following the quarter in which the commercial operations date of the production plant under construction in Lucedale, Mississippi occurs (the “Make-Whole Term”) and (ii) reimburse us for construction costs in excess of budgeted capital expenditures for the terminal at the Port of Pascagoula, Mississippi and production plant under construction in Lucedale, Mississippi, subject to certain exceptions. We also agreed to pay to our former sponsor quarterly incentive payments for any wood pellets produced by the production plant under construction in Lucedale, Mississippi in excess of forecast production levels during the Make-Whole Term.
Lucedale-Pascagoula Drop-Down Management Services Fee Waiver
On July 1, 2021, we entered into an agreement with Enviva Management Company, pursuant to which Enviva Management Company agreed to waive an aggregate of $52.5 million in fees that otherwise would have been owned by us under our management services agreement with Enviva Management Company with respect to the period from the closing of the Lucedale-Pascagoula Drop-Down through the fourth quarter of 2023. From January 1, 2022 through December 31, 2024, and prior to the first month during which the production plant under construction in Lucedale, Mississippi produces 62,500 metric tons of wood pellets, Enviva Management Company will waive additional management service fees for any calendar quarter if certain production levels are not met for such quarter. The total amount of such conditional fee waiver is up to $4.0 million.
Shipping Subcharter Agreement and MSA Fee Waivers
During the third quarter of 2021, we entered into an agreement with our former sponsor pursuant to which we agreed to make shipments of wood pellets during 2022 and 2023. As consideration, we received a waiver on a portion of fees pursuant to our management services agreement with Enviva Management Company.
Wood Fiber Agreement
Prior to the Simplification Transaction, we purchased a portion of our raw materials from Enviva Fiberco, LLC (“FiberCo”), a wholly owned subsidiary of our former sponsor, including through a wood supply agreement effective July 1, 2021, whereby FiberCo committed to secure incremental stumpage inventory meeting acceptable specification requirements, above inventory levels held as of June 30, 2021, to supply certain of our plants. For all wood fiber delivered pursuant to the agreement, we agreed to pay a $5 per green short ton (”GST”) premium to market pricing. FiberCo agreed to pay deficiency fees of $10 per GST to us in the event that FiberCo did not satisfy certain volume commitments between July 31 through December 31, 2021.
Procedures for Review, Approval and Ratification of Transactions with Related Persons
In connection with the Conversion, our board of directors adopted our written Code of Business Conduct and Ethics, pursuant to which certain conflicts or potential conflicts of interest that may arise between Enviva, on the one hand, and any director, officer, or employee of Enviva (each, a “Covered Person”), on the other, must be brought to the attention of the board of directors if the Covered Person has (i) a direct interest in any such conflict where the amount involved exceeds $120,000 or (ii) a material indirect interest in any such conflict. The resolution of any such conflict or potential conflict should, at the discretion of the board in light of the circumstances, be determined by a majority of the disinterested directors.
Under the provisions of our Code of Business Conduct and Ethics, any executive officer will be required to avoid conflicts of interest unless approved by our board of directors.
Director Independence
See Part III, Item 10. “Directors, Executive Officers, and Corporate Governance” for information regarding our directors and independence requirements applicable to our board of directors and its committees.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Ernst & Young LLP (“EY”), Tyson, Virginia, Auditor Firm ID: 42, served as our independent auditors during the years ended December 31, 2021 and 2020, respectively. The following table presents fees paid for professional audit services of our annual consolidated financial statements and for other services for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
	2021	2020
	(in thousands)
Audit fees(1)	$3,100	$2,218
Audit related fees(2)	125	860
All other fees(3)	5	10
Total	$3,230	$3,088
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
The audit committee approved the appointment of EY as our independent auditor to conduct the audit of our consolidated financial statements for the year ended December 31, 2021 and all of the services described above.

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
3.    Exhibits—Exhibits required to be filed by Item 601 of Regulation S‑K set forth below are incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Exhibit
2.1	Contribution Agreement by and among Enviva Development Holdings, LLC, Enviva Holdings, LP, and Enviva Partners, LP dated March 21, 2019 (Exhibit 2.1, Form 8-K filed March 25, 2019, File No. 001-37363)
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

2.4	Contribution Agreement, dated June 3, 2021, by and among Enviva Development Holdings, LLC, Enviva, LP, and Enviva Holdings, LP (Exhibit 2.1, Form 8-K filed June 7, 2021, File No. 001-37363)
2.5
Agreement and Plan of Merger, dated October 14, 2021, by and among Enviva Partners, LP, Enviva Holdings LP, EVA Partners Merger Sub, LLC and the other parties named therein (Exhibit 2.1, Form 8-K filed October 15, 2021, File No. 001-37363)

2.6
Agreement and Plan of Merger, dated October 14, 2021, by and among Enviva Cottondale Acquisition I, LLC, Enviva Partners, LP, Enviva, Inc. Merger Sub, LLC, Riverstone Echo Continuation Holdings, L.P. and Riverstone Echo Rollover Holdings, L.P. (Exhibit 2.2, Form 8-K filed October 15, 2021, File No. 001-37363)

3.1	Certificate of Incorporation of Enviva Inc. (Exhibit 3.1, Form 8-K filed January 3, 2022, File No. 001-37363)
3.2	Bylaws of Enviva Inc. (Exhibit 3.2, Form 8-K filed January 3, 2022, File No. 001-37363)
4.1
Indenture, dated as of December 9, 2019, by and among Enviva Partners, LP, Enviva Partners Finance Corp., the subsidiary guarantors party thereto, and Wilmington Trust, National Association, as trustee (incorporated by reference herein to Exhibit 4.1 to the Company’s Form 8-K filed on December 9, 2019, File No. 001-37363)

4.2	Form of 6.500% 2026 Notes (included in Exhibit 4.1)
4.3*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
4.4
Registration Rights Agreement, dated October 14, 2021, by and among Enviva Partners, LP, the Holdings Limited Partners party thereto and the other parties thereo (Exhibit 4.1, Form 8‑K filed October 15, 2021, File No. 001‑37363)

4.5
Stockholders Agreement, dated October 14, 2021, by and among Enviva Partners, LP, Riverstone Echo Continuation Holdings, L.P. and Riverstone Echo Rollover Holdings, L.P. (Exhibit 4.2, Form 8‑K filed October 15, 2021, File No. 001‑37363)

10.1	License Agreement, dated April 9, 2015, by and among Enviva Holdings, LP, Enviva Partners GP, LLC and Enviva Partners, LP (Exhibit 10.3, Form 8‑K filed May 4, 2015, File No. 001‑37363)
10.2†
Management Services Agreement by and among Enviva Partners, LP, Enviva Partners GP, LLC, Enviva, LP, Enviva GP, LLC, the subsidiaries of Enviva, LP party thereto and Enviva Management Company, LLC, dated as of April 9, 2015 (Exhibit 10.12, Form S‑1 Registration Statement filed April 15, 2015, File No. 333‑199625)

10.3
Fourth Amendment to Credit Agreement and Second Amendment to Guarantee and Collateral Agreement, dated as of October 18, 2018, by and among Enviva Partners, LP, as Borrower, certain subsidiaries of the Borrower and Barclays Bank PLC, as Administrative Agent and Collateral Agent. (Exhibit 10.1, Form 8-K filed October 19, 2018, File No. 001-37363))

10.4
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

10.5	Make-Whole Agreement by and between Enviva Holdings, LP and Enviva, LP dated April 2, 2019 (Exhibit 10.5, Form 10-Q filed May 9, 2019, File No. 001-37363)
10.6	Second Amended and Restated Credit Agreement by and between Enviva Wilmington Holdings, LLC and Enviva, LP dated April 2, 2019 (Exhibit 10.4, Form 10-Q filed May 9, 2019, File No. 001-37363)
10.7†	Transaction bonus letter by and between Enviva Partners, LP and John K. Keppler, dated June 18, 2020 (Exhibit 10.23, Form 10-K filed February 25, 2021, File No. 001-37363)
10.8†	Transaction bonus letter by and between Enviva Partners, LP and Shai S. Even, dated June 18, 2020 (Exhibit 10.24, Form 10-K filed February 25, 2021, File No. 001-37363)
10.9†	Transaction bonus letter by and between Enviva Partners, LP and Thomas Meth, dated June 18, 2020 (Exhibit 10.25, Form 10-K filed February 25, 2021, File No. 001-37363)
10.10†	Transaction bonus letter by and between Enviva Partners, LP and William H. Schmidt, Jr., dated June 18, 2020 (Exhibit 10.26, Form 10-K filed February 25, 2021, File No. 001-37363)
10.11
Common Unit Purchase Agreement, dated as of June 18, 2020, by and among Enviva Partners, LP and the Purchasers named on Schedule A therein (Exhibit 10.1, Form 8-K filed June 19, 2020, File No. 001-37363)

Exhibit Number	Exhibit
10.12
Purchase Agreement, dated as of June 29, 2020, by and among Enviva Partners, LP, Enviva Partners Finance Corp., the subsidiary guarantors party thereto and Barclays Capital Inc., as representative of the initial purchasers named therein. (Exhibit 10.1, Form 8-K filed June 29, 2020, File No. 001-37363)

10.13
Management Services Agreement Fee Waiver, dated July 1, 2020, by and among Enviva Partners, LP, Enviva Partners GP, LLC and the other parties named therein (Exhibit 10.4, Form 10-Q filed August 6, 2020, File No. 001-37363)

10.14	Make-Whole Agreement, dated July 1, 2020, by and between Enviva Holdings, LP and Enviva, LP (Exhibit 10.5, Form 10-Q filed August 6, 2020, File No. 001-37363)
10.15
First Amendment and Issuing Bank Designation Agreement by and among the New Issuing Banks party thereto, Enviva Partners, LP and Barclays Bank plc, dated as of July 22, 2020. (Exhibit 10.1, Form 8-K filed July 24, 2020, File No. 001-37363)

10.16	Fifth Amendment to Credit Agreement, dated as of March 18, 2021 (Exhibit 10.1, Form 8-K filed March 19, 2021, File No. 001-37363)
10.17	Sixth Amendment to Credit Agreement, dated as of April 16, 2021 (Exhibit 10.1, Form 8-K filed April 20, 2021, File No. 001-37363)
10.18
Management Services Agreement Fee Waiver, dated July 1, 2021, by and among Enviva Partners, LP, Enviva Partners GP, LLC, and the other parties named therein (Exhibit 10.1, Form 8-K filed on July 1, 2021, File No. 001-37363)

10.19	Make-Whole Agreement, dated July 1, 2021, by and between Enviva Holdings, LP and Enviva, LP (Exhibit 10.2, Form 8-K filed on July 1, 2021, File No. 001-37363)
10.20†	Employment Agreement, dated as of July 27, 2021, between Enviva Management Company, LLC and Michael A. Johnson (Exhibit 10.1, Form 8-K filed on August 2, 2021, File No. 001-37363)
10.21
Support Agreement, dated October 14, 2021, by and among Enviva Partners, LP, the persons set forth on Schedule I attached thereto, and the other parties named therein (Exhibit 10.1, Form 8-K filed October 15, 2021, File No. 001-37363)

10.22
Seventh Amendment to Credit Agreement, dated October 14, 2021, by and among Enviva Partners, LP, Enviva, LP, certain other subsidiaries of Enviva Partners, LP, Barclays Bank PLC as administrative agent and collateral agent, and the other lenders and issuing banks party thereto (Exhibit 10.2, Form 8-K filed October 15, 2021, File No. 001-37363)

10.23	PRA Termination Agreement, dated October 14, 2021, by and among Enviva Partners, LP, Enviva Partners GP, LLC and Enviva Holdings, LP (Exhibit 10.3, Form 8-K filed October 15, 2021, File No. 001-37363)
10.24
RRA Termination Agreement, dated October 14, 2021, by and among Enviva Partners, LP, Enviva MLP Holdco, LLC, and Enviva Cottondale Acquisition I, LLC (Exhibit 10.4, Form 8-K filed October 15, 2021, File No. 001-37363)

10.25*†	Sixth Amended and Restated Employment Agreement by and between Enviva Management Company, LLC and John K. Keppler, dated December 1, 2021
10.26*†	Fourth Amended and Restated Employment Agreement by and between Enviva Management Company, LLC and Shai S. Even, dated December 1, 2021
10.27*†	Sixth Amended and Restated Employment Agreement by and between Enviva Management Company, LLC and Edward Royal Smith, dated December 1, 2021
10.28*†	Fourth Amended and Restated Employment Agreement by and between Enviva Management Company, LLC and Thomas Meth, dated December 1, 2021
10.29*†	Fifth Amended and Restated Employment Agreement by and between Enviva Management Company, LLC and William H. Schmidt, Jr., dated December 1, 2021
10.30	Eighth Amendment to Credit Agreement, dated as of December 17, 2021 (Exhibit 10.1, Form 8-K filed December 20, 2021, File No. 001-37363)
10.31†	Enviva Inc. Annual Incentive Compensation Plan (Exhibit 10.2, Form 8-K, filed December 31, 2021, File No. 001-37363)
10.32†
Enviva Inc. Long-Term Incentive Plan, effective as of December 31, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report filed on Form 8-K, File No. 001-37363, filed with the Commission on January 3, 2022)

10.33*†	Form of Restricted Stock Unit Award Grant Notice and Award Agreement (Employee)
10.34*†	Form of Restricted Stock Unit Award Grant Notice and Award Agreement (Director)
10.35*†	Form of Stock Award Grant Notice and Award Agreement
10.36*†	Form of Performance-Based Restricted Stock Unit Award Grant Notice and Award Agreement
10.37	Form of Indemnification Agreement (Exhibit 10.3, Form 8-K, File No. 001-37363)
21.1*	List of Subsidiaries of Enviva Inc.
23.1*	Consent of Ernst & Young LLP relating to the financial statements of Enviva Inc. for the year ended December 31, 2021.
24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10‑K)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

Exhibit Number	Exhibit
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101
The following financial information from Enviva Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

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

ENVIVA INC.

Date: March 4, 2022	By:	/s/ JOHN K. KEPPLER
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

Name	Title	Date

/s/ JOHN K. KEPPLER	Chairman, President and Chief Executive Officer	March 4, 2022
John K. Keppler	(Principal Executive Officer)

/s/ SHAI S. EVEN	Executive Vice President and Chief Financial Officer	March 4, 2022
Shai S. Even	(Principal Financial Officer)

/s/ MICHAEL A. JOHNSON	Vice President and Chief Accounting Officer	March 4, 2022
Michael A. Johnson	(Principal Accounting Officer)

/s/ RALPH ALEXANDER	Director	March 4, 2022
Ralph Alexander

/s/ JOHN C. BUMGARNER, JR.	Director	March 4, 2022
John C. Bumgarner, Jr.

/s/ MARTIN N. DAVIDSON	Director	March 4, 2022
Martin N. Davidson

/s/ JIM H. DERRYBERRY	Director	March 4, 2022
Jim H. Derryberry

/s/ FAUZUL LAKHANI	Director	March 4, 2022
Fauzul Lakhani

/s/ GERRIT L. LANSING, JR.	Director	March 4, 2022
Gerrit L. Lansing, Jr.

/s/ PIERRE F. LAPEYRE, JR.	Director	March 4, 2022
Pierre F. Lapeyre, Jr.

/s/ DAVID M. LEUSCHEN	Director	March 4, 2022
David M. Leuschen

/s/ JEFFREY W. UBBEN	Director	March 4, 2022
Jeffrey W. Ubben

/s/ GARY L. WHITLOCK	Director	March 4, 2022
Gary L. Whitlock

/s/ JANET S. WONG	Director	March 4, 2022
Janet S. Wong

/s/ EVA T. ZLOTNICKA	Director	March 4, 2022
Eva T. Zlotnicka