Form 10-Q
period 2022-03-31
Enviva Inc.
filed 2022-05-05
CIK 1592057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of April 29, 2022, 66,561,472 shares of common stock were outstanding.

ENVIVA INC.
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
•changes in the price and availability of natural gas, coal, diesel, oil, gasoline, or other sources of energy;
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
Please read the risks described in our Annual Report on Form 10-K for the year ended December 31, 2021 and the risk factors included herein in Item 1A. Risk Factors. All forward-looking statements in this Quarterly Report are expressly qualified in their entirety by the foregoing cautionary statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
ENVIVA INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except par value and number of shares)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,172	$16,801
Restricted cash	156	1,717
Accounts receivable	80,735	97,439
Other accounts receivable	8,109	17,826
Inventories	66,135	57,717
Prepaid expenses and other current assets	8,138	7,230
Total current assets	168,445	198,730
Property, plant, and equipment, net	1,536,428	1,498,197
Operating lease right-of-use assets	106,596	108,846
Goodwill	103,928	103,928
Other long-term assets	13,615	14,446
Total assets	$1,929,012	$1,924,147
Liabilities and Equity
Current liabilities:
Accounts payable	$21,919	$29,535
Accrued and other current liabilities	138,552	163,306
Current portion of interest payable	12,609	25,060
Current portion of long-term debt and finance lease obligations	39,315	39,105
Total current liabilities	212,395	257,006
Long-term debt and finance lease obligations	1,058,246	1,232,441
Long-term operating lease liabilities	120,156	122,252
Deferred tax liabilities, net	35	36
Other long-term liabilities	36,911	41,748
Total liabilities	1,427,743	1,653,483
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value, 100,000,000 shares authorized, none issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 600,000,000 shares authorized, 66,559,148 and 61,137,744 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	67	61
Additional paid-in capital	593,936	317,998
Accumulated deficit	(45,307)	—
Accumulated other comprehensive income	267	299
Total Enviva Inc.'s equity	548,963	318,358
Noncontrolling interests	(47,694)	(47,694)
Total equity	501,269	270,664
Total liabilities and equity	$1,929,012	$1,924,147
See accompanying notes to condensed consolidated financial statements.

ENVIVA INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except shares or units, per share or per unit amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021 (Recast)
Product sales	$230,912	$224,530
Other revenue	2,070	17,091
Net revenue	232,982	241,621
Operating costs and expenses:
Cost of goods sold, excluding items below	211,036	197,702
Loss on disposal of assets	901	1,644
Selling, general, administrative, and development expenses	33,691	31,342
Depreciation and amortization	22,559	21,521
Total operating costs and expenses	268,187	252,209
Loss from operations	(35,205)	(10,588)
Other (expense) income:
Interest expense	(9,970)	(13,377)
Other (expense) income, net	(116)	109
Total other expense, net	(10,086)	(13,268)
Net loss before income tax expense (benefit)	(45,291)	(23,856)
Income tax expense (benefit)	16	(681)
Net loss	(45,307)	(23,175)
Less net loss attributable to noncontrolling interests	—	7,304
Net loss attributable to Enviva Inc.	$(45,307)	$(15,871)
Net loss per Enviva Inc. common share or unit:(1)
Basic and diluted	$(0.71)	$(0.99)
Weighted-average number of shares or units outstanding:
Basic and diluted	65,028	16,000
(1) Effective December 31, 2021, units were converted into shares due to the Company’s conversion from a partnership to a corporation.
See accompanying notes to condensed consolidated financial statements.

ENVIVA INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021 (Recast)
Net loss	$(45,307)	$(23,175)
Other comprehensive (loss) income, net of tax of $0:
Currency translation adjustment	(32)	15
Total comprehensive loss	(45,339)	(23,160)
Less comprehensive loss attributable to noncontrolling interests	—	7,304
Comprehensive loss attributable to Enviva Inc.	$(45,339)	$(15,856)
See accompanying notes to condensed consolidated financial statements.

ENVIVA INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Equity
(In thousands, except per share amounts and Series B Units)
(Unaudited)

	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Equity Attributable to Enviva Inc.	Noncontrolling Interests	Total Equity

	Shares	Amount
Equity, December 31, 2021	61,138	$61	$317,998	$—	$299	$318,358	$(47,694)	$270,664
Issuance of common shares, net	4,945	5	333,186	—	—	333,191	—	333,191
Dividends declared ($0.8600 per share)	—	—	(58,957)	—	—	(58,957)	—	(58,957)
Common shares issued in lieu of dividends	110	—	7,839	—	—	7,839	—	7,839
Payments for withholding tax and number of units issued associated with Long-Term Incentive Plan vesting	366	1	(16,365)	—	—	(16,364)	—	(16,364)
Non-cash equity-based compensation and other expense	—	—	10,235	—	—	10,235	—	10,235
Other comprehensive loss	—	—	—	—	(32)	(32)	—	(32)
Net loss	—	—	—	(45,307)	—	(45,307)	—	(45,307)
Equity, March 31, 2022	66,559	$67	$593,936	$(45,307)	$267	$548,963	$(47,694)	$501,269

	Series A		Series B
	Units	Amount	Units	Amount	Equity Attributable to Enviva Inc.	Noncontrolling Interests	Total Equity
Equity, December 31, 2020	784,980	$(92,703)	2,500	$13,865	$(78,838)	$488,498	$409,660
Acquisition of noncontrolling interest	—	(45,317)	—	—	(45,317)	(108,031)	(153,348)
Cash distributions	—	—	—	—	—	(22,238)	(22,238)
Non-cash equity-based compensation and other expense, net of payments for withholding tax associated with Long-Term Incentive Plan vesting	—	—	—	2,404	2,404	(3,294)	(890)
Contribution of assets	—	—	—	—	—	389	389
Other comprehensive income	—	8	—	—	8	7	15
Net loss	—	(15,871)	—	—	(15,871)	(7,304)	(23,175)
Equity, March 31, 2021	784,980	$(153,883)	2,500	$16,269	(137,614)	$348,027	$210,413
See accompanying notes to condensed consolidated financial statements.

ENVIVA INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021 (Recast)
Cash flows from operating activities:
Net loss	$(45,307)	$(23,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,559	21,521
Amortization of debt issuance costs, debt premium, and original issue discounts	647	742
Loss on disposal of assets	901	1,644
Deferred taxes	—	(700)
Non-cash equity-based compensation and other expense	10,260	7,688
Fair value changes in derivatives	(1,485)	166
Unrealized loss on foreign currency transactions, net	98	131
Change in operating assets and liabilities:
Accounts and other receivables	26,328	42,561
Prepaid expenses and other current and long-term assets	(426)	1,058
Inventories	(7,733)	(18,463)
Derivatives	(125)	1,033
Accounts payable, accrued liabilities, and other current liabilities	(28,795)	(20,026)
Related-party payables	—	307
Deferred revenue	(144)	(4,818)
Accrued interest	(12,451)	(6,730)
Operating lease liabilities	(3,543)	(1,979)
Other long-term liabilities	(3,707)	(2,529)
Net cash used in operating activities	(42,923)	(1,569)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(53,051)	(77,662)
Payment for acquisition of a business	(5,000)	—
Net cash used in investing activities	(58,051)	(77,662)
Cash flows from financing activities:
Proceeds (principal payments) from (on) senior secured revolving credit facility, net	(172,000)	46,000
Proceeds from debt issuance	—	321,750
Principal payments on other long-term debt and finance lease obligations	(4,839)	(4,457)
Cash paid related to debt issuance costs and deferred offering costs	(591)	(6,305)
Proceeds from issuance of Enviva Inc. common shares, net	333,615	—
Payments for acquisition of noncontrolling interest in Development JV	—	(130,143)
Principal payments on related-party note payable	—	(20,000)
Cash dividends or distributions and equivalent rights	(52,037)	(22,354)
Payment for withholding tax associated with Long-Term Incentive Plan vesting	(16,364)	(8,077)
Net cash provided by financing activities	87,784	176,414
Net (decrease) increase in cash, cash equivalents and restricted cash	(13,190)	97,183
Cash, cash equivalents and restricted cash, beginning of period	18,518	67,675
Cash, cash equivalents and restricted cash, end of period	$5,328	$164,858
See accompanying notes to condensed consolidated financial statements.

ENVIVA INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021 (Recast)
Non-cash investing and financing activities:
Property, plant, and equipment acquired included in accounts payable and accrued liabilities	$9,534	$3,449
Supplemental information:
Interest paid, net of capitalized interest	$21,612	$26,696
See accompanying notes to condensed consolidated financial statements.

ENVIVA INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
(1) Description of Business and Basis of Presentation
Enviva Inc. supplies utility-grade wood pellets primarily to major power generators under long-term, take-or-pay off-take contracts. We procure wood fiber and process it into utility-grade wood pellets and load the finished wood pellets into railcars, trucks, and barges for transportation to deep-water marine terminals, where they are received, stored, and ultimately loaded onto oceangoing vessels for delivery under long-term, take-or-pay off-take contracts to our customers principally in the United Kingdom (the “U.K.”), the European Union (the “EU”), and Japan.
We own and operate ten industrial-scale wood pellet production plants located in the Southeastern United States. In addition to the volumes from our plants, we also procure wood pellets from third parties. Wood pellets are exported from our wholly owned deep-water marine terminal at the Port of Chesapeake, Virginia, terminal assets at the Port of Wilmington, North Carolina, and from third-party deep-water marine terminals in Mobile, Alabama, Panama City, Florida, and Savannah, Georgia under a short-term contract, a long-term contract, and a lease and associated terminal services agreement, respectively. We are commissioning a deep-water marine terminal at the Port of Pascagoula, Mississippi.
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
The unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2021, which include the names of legal entities that are our subsidiaries and which also include defined terms used in the unaudited financial statements.
C-Corporation Conversion
Effective December 31, 2021, Enviva Partners, LP (the “Partnership”) converted from a Delaware limited partnership to a Delaware corporation (the “Conversion”) named “Enviva Inc.” The Partnership was a subsidiary of Enviva Holdings, LP (our “former sponsor” or “Holdings”). Enviva Partners GP, LLC, a wholly owned subsidiary of our former sponsor, was our former general partner (the “former GP”). References to “Enviva,” the “Company,” “we,” “us,” or “our” refer to (i) Enviva Inc. and its subsidiaries for the periods following the Conversion and (ii) the Partnership and its subsidiaries for periods prior to the Conversion, except where the context otherwise requires.
As a result of the Conversion, periods prior to December 31, 2021 reflect Enviva as a limited partnership, not a corporation. References to common units for periods prior to the Conversion refer to common units of the Partnership, and references to common stock for periods following the Conversion refer to shares of common stock of Enviva Inc. The primary financial impacts of the Conversion to the consolidated financial statements were (i) reclassification of partnership capital accounts to equity accounts reflective of a corporation and (ii) income tax effects. On the date of the Conversion, each common unit representing a limited partner interest in the Partnership issued and outstanding immediately prior to the Conversion was exchanged for one share of common stock of the Company, par value $0.001 per share.
Simplification Transaction
On October 14, 2021, the Partnership acquired our former sponsor and the former GP, and the incentive distribution rights held by our former sponsor were cancelled and eliminated (collectively, the “Simplification Transaction”) in exchange for 16.0 million common units, which were distributed to the owners of our former sponsor. The owners of our former sponsor agreed to reinvest in our common stock all dividends from 9.0 million of the 16.0 million common units issued in connection with the Simplification Transaction during the period beginning with dividends paid for the third quarter of 2021 through the fourth

ENVIVA INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
quarter of 2024. Under this dividend reinvestment plan, we issued 110,387 shares of common stock in lieu of cash dividends of $7.8 million during the three months ended March 31, 2022.
(2) Significant Accounting Policies
During interim periods, we follow the accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, except as follows due to new facts and circumstances applicable to the three months ended March 31, 2022.
Non-Cash Equity-Based Compensation Expense
During the three months ended March 31, 2022, the performance-based restricted stock awards granted vest dependent on the total shareholder return for Enviva Inc. relative to the constituents of the S&P 500 index over their respective performance periods. Their grant date fair values were determined using a Monte Carlo multivariate pricing model following standard assumptions.
Net Loss per Enviva Inc. Common Share
For the three months ended March 31, 2022, the net loss per Enviva Inc. common share was computed by dividing the net loss attributable to Enviva Inc., after reducing it by the amounts paid for dividend equivalent rights on outstanding time-based restricted stock awards, by the weighted-average number of outstanding Enviva Inc. common shares.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates, and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.
Recently Issued Accounting Standards not yet Adopted
Currently, there are no recently issued accounting standards not yet adopted by us that we expect to be reasonably likely to materially impact our financial position, results of operations, or cash flows.
(3) Transactions Between Entities Under Common Control
Recast of Historical Financial Statements
The Simplification Transaction was a business combination of entities under common control and net assets acquired were combined at their historical costs with a change in reporting entity. Accordingly, the condensed consolidated financial statements have been retroactively recast to reflect the Simplification Transaction as if the Simplification Transaction had occurred on March 18, 2010, the date Holdings was originally organized. While the Partnership was the surviving entity for legal purposes, Holdings is the surviving entity for accounting purposes. As a result, the historical financial results prior to the Simplification Transaction are those of Holdings. Prior to the Simplification Transaction, Holdings controlled the Partnership so the financial statements of the Partnership were consolidated into the financial statements of Holdings and the common units of the Partnership held by the public are reflected as a noncontrolling interest.

ENVIVA INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
The following table presents changes as a result of the Simplification Transaction for the common control entities acquired to previously reported amounts in the unaudited condensed consolidated balance sheet as of March 31, 2021 included in Enviva’s quarterly report on Form 10-Q for the quarter ended March 31, 2021:

	As of March 31, 2021
	As Reported	Common Control Entities Acquired	Total (Recast)
Assets
Current assets:
Cash and cash equivalents	$3,388	$159,909	$163,297
Restricted cash	—	1,561	1,561
Accounts receivable	83,257	1	83,258
Other accounts receivable	—	13,401	13,401
Inventories	59,947	3,680	63,627
Prepaid expenses and other current assets	15,028	(7,833)	7,195
Total current assets	161,620	170,719	332,339
Property, plant, and equipment, net	1,090,489	204,445	1,294,934
Operating lease right-of-use assets	50,509	58,990	109,499
Goodwill	99,660	—	99,660
Other long-term assets	9,629	1,614	11,243
Total assets	$1,411,907	$435,768	$1,847,675
Liabilities and Equity
Current liabilities:
Accounts payable	$28,540	$10,338	$38,878
Related-party payables, net	10,986	(10,986)	—
Accrued liabilities and other current liabilities	79,637	33,383	113,020
Current portion of interest payable	11,706	887	12,593
Current portion of long-term debt and finance lease obligations	12,446	836	13,282
Related-party note and interest payable	—	23,379	23,379
Deferred revenue	—	37	37
Total current liabilities	143,315	57,874	201,189
Long-term debt and finance lease obligations	955,347	315,623	1,270,970
Long-term operating lease liabilities	49,277	62,381	111,658
Deferred tax liabilities, net	13,199	11,319	24,518
Other long-term liabilities	13,011	15,916	28,927
Total liabilities	1,174,149	463,113	1,637,262
Commitments and contingencies
Total equity	237,758	(27,345)	210,413
Total liabilities and equity	$1,411,907	$435,768	$1,847,675
The recast unaudited interim condensed consolidated balance sheet resulting from the Simplification Transaction separately presents “Other accounts receivable”, which included some amounts that had been previously reported as “Prepaid expenses and other current assets.”

ENVIVA INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
The following tables present the changes as a result of the Simplification Transaction to previously reported amounts in the unaudited interim condensed consolidated statements of operations for the three months ended March 31, 2021 included in Enviva’s quarterly report on Form 10-Q for the quarter ended March 31, 2021:

	Three Months Ended March 31, 2021
	As Reported	Common Control Entities Acquired	Total (Recast)
Net revenue	$241,044	$577	$241,621
Income (loss) from operations	11,039	(21,627)	(10,588)
Net loss	(1,465)	(21,710)	(23,175)
Less net (income) loss attributable to noncontrolling interests	(25)	7,329	7,304
Net loss attributable to Enviva Inc.	(1,490)	(14,381)	(15,871)
The following tables present the changes as a result of the Simplification Transaction to previously reported amounts in the unaudited interim condensed consolidated statements of cash flows for the three months ended March 31, 2021 included in Enviva’s quarterly report on Form 10-Q for the quarter ended March 31, 2021:

	Three Months Ended March 31, 2021
	As Reported	Common Control Entities Acquired	Total (Recast)
Net cash provided by (used in) operating activities	$37,713	$(39,282)	$(1,569)
Net cash used in investing activities	(37,142)	(40,520)	(77,662)
Net cash (used in) provided by financing activities	(7,187)	183,601	176,414
Net (decrease) increase in cash, cash equivalents and restricted cash	$(6,616)	$103,799	$97,183
(4) Revenue
We disaggregate our revenue into two categories: product sales and other revenue. Product sales includes sales of wood pellets. Other revenue includes fees associated with customer requests to cancel, defer, or accelerate shipments in satisfaction of the related performance obligation and third party terminal services fees. These categories best reflect the nature, amount, timing, and uncertainty of our revenue and cash flows.
Performance Obligations
As of March 31, 2022, the aggregate amount of consideration from contracts with customers allocated to the performance obligations that were unsatisfied or partially satisfied was approximately $19.9 billion. This amount excludes forward prices related to variable consideration including inflation, foreign currency, and commodity prices. Also, this amount excludes the effects of the related foreign currency derivative contracts as they do not represent contracts with customers. We expect to recognize approximately 6.0% of our remaining performance obligations during the remainder of 2022, an additional 7.0% in 2023, and the balance thereafter. Our off-take contracts expire at various times through 2045 and our terminal services contract expires in 2023.
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
Variable consideration from our terminal services contract arises from price increases based on agreed inflation indices and from above-minimum throughput quantities or services. There was no variable consideration from our terminal services contract for the three months ended March 31, 2022 and 2021.

ENVIVA INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
For the three months ended March 31, 2022 and 2021, we recognized $0.3 million and $0.4 million, respectively, of product sales revenue related to performance obligations satisfied in previous periods.
Contract Balances
Accounts receivable related to product sales as of March 31, 2022 and December 31, 2021 were $75.3 million and $91.3 million, respectively. Of these amounts, $52.2 million and $61.3 million, as of March 31, 2022 and December 31, 2021 respectively, related to amounts that were not yet billable under our contracts with customers pending finalization of prerequisite billing documentation. The amounts that had not been billed are billed upon receipt of prerequisite billing documentation, where substantially all is typically billed one to two weeks after full loading of the vessel, and where the remaining balance is typically billed one to two weeks after discharge of the vessel. Accounts receivable also include $5.4 million and $6.1 million, as of March 31, 2022 and December 31, 2021 respectively, related to distribution costs recoverable from the customer through the cost pass-through mechanism where the costs and their recovery are included in cost of goods sold.
As of March 31, 2022 and December 31, 2021, we had no deferred revenue for future performance obligations under contracts associated with off-take contracts.
(5) Significant Risks and Uncertainties, Including Business and Credit Concentrations
Our business is significantly impacted by greenhouse gas emission and renewable energy legislation and regulations in the U.K., the EU as well as its member states, and Japan. If the U.K., the EU or its member states or Japan significantly modify such legislation or regulations, then our ability to enter into new contracts as our existing contracts expire may be materially affected.
Our product sales are primarily to industrial customers located in the U.K., Denmark, Japan, Belgium, and the Netherlands. Product sales to third-party customers that accounted for 10% or a greater share of consolidated product sales are as follows:

	Three Months Ended March 31,
	2022	2021 (Recast)
Customer A	22%	29%
Customer C	18%	16%
Customer D	15%	19%
Customer E	19%	16%
(6) Inventories
Inventories consisted of the following as of:

	March 31, 2022	December 31, 2021
Raw materials and work-in-process	$24,526	$21,995
Consumable tooling	24,783	22,952
Finished goods	16,826	12,770
Total inventories	$66,135	$57,717

ENVIVA INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
(7) Property, Plant, and Equipment, net
Property, plant, and equipment, net consisted of the following as of:

	March 31, 2022	December 31, 2021
Land	$26,426	$26,414
Land improvements	89,334	61,850
Buildings	342,308	321,577
Machinery and equipment	1,078,639	859,115
Vehicles	8,330	8,318
Furniture and office equipment	25,402	24,840
Leasehold improvements	22,080	22,101
Property, plant, and equipment	1,592,519	1,324,215
Less accumulated depreciation	(419,066)	(395,618)
Property, plant, and equipment, net	1,173,453	928,597
Construction in progress	362,975	569,600
Total property, plant, and equipment, net	$1,536,428	$1,498,197
Total depreciation expense and capitalized interest related to construction in progress were as follows:

	Three Months Ended March 31,
	2022	2021 (Recast)
Depreciation expense	$22,725	$21,687
Capitalized interest related to construction in progress	5,850	4,090
(8) Derivative Instruments
We use derivative instruments to partially offset our business exposure to foreign currency exchange risk from expected future cash flows and interest rate risk resulting from certain borrowings. Although the preponderance of our off-take contracts and shipping contracts are U.S. Dollar-denominated, we are exposed to fluctuations in foreign currency exchange rates related to a minority of our off-take contracts that require future deliveries of wood pellets to be settled in British Pound Sterling (“GBP”) and Euro (“EUR”) and a minority of our shipping contracts that require freight rates to be settled in GBP.
During the three months ended March 31, 2022, we also entered into a bunker fuel oil swap to offset our business exposure to bunker fuel oil prices.
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
We have entered and may continue to enter into foreign currency forward contracts, purchased option contracts, or other instruments to partially manage this risk. We record the changes in the fair value of foreign currency derivatives as product sales or cost of goods sold depending on the nature of the item being hedged.
We entered into pay-fixed, receive-variable interest rate swaps to hedge interest rate risk associated with our variable rate borrowings under our senior secured revolving credit facility that were not designated and accounted for as cash flow hedges. The interest rate swaps expired in September 2021.

ENVIVA INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
Our derivative instruments are classified as Level 2 assets or liabilities based on inputs such as forward foreign exchange rates. The fair value of derivative instruments was as follows as of:

		Asset (Liability)
	Balance Sheet Classification	March 31, 2022	December 31, 2021
Not designated as hedging instruments:
Foreign currency exchange contracts:
	Prepaid expenses and other current assets	$309	$321
	Other long-term assets	123	309
	Accrued and other current liabilities	(484)	(1,456)
	Other long-term liabilities	(165)	(1,001)
Total derivatives not designated as hedging instruments		$(217)	$(1,827)
Net unrealized and net realized gains and (losses) recorded to earnings were as follows:

			Three Months Ended March 31,
Classification	Derivative Instrument		2022	2021 (Recast)
Product sales	Foreign currency derivatives	Unrealized	$1,610	$(1,160)
Product sales	Foreign currency derivatives	Realized	125	(995)
Interest expense	Interest rate swap	Unrealized	—	36
We enter into master netting arrangements designed to permit net settlement of derivative transactions among the respective counterparties. If we had settled all transactions with our respective counterparties at March 31, 2022, we would have paid a net settlement termination payment of $0.2 million, which differs insignificantly from the recorded fair value of the derivatives. We present our derivative assets and liabilities at their gross fair values.
The notional amounts of outstanding derivative instruments associated with outstanding or unsettled derivative instruments were as follows as of:

	March 31, 2022	December 31, 2021
Foreign exchange forward contracts in GBP	£72,875	£57,500
Foreign exchange purchased option contracts in GBP	£7,400	£7,275
Foreign exchange forward contracts in EUR	€5,350	€11,000
Bunker fuel oil swap in MT	11,550	—
(9) Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following as of:

	March 31, 2022	December 31, 2021
Accrued expenses - compensation and benefits	$17,959	$22,758
Accrued expenses - wood pellet purchases and distribution costs	19,589	34,819
Accrued expenses - operating costs and expenses	55,100	55,463
Accrued capital expenditures	24,930	21,791
Other accrued expenses and other current liabilities	20,974	28,475
Accrued and other current liabilities	$138,552	$163,306

ENVIVA INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
(10) Long-Term Debt and Finance Lease Obligations
Long-term debt and finance lease obligations at carrying value consisted of the following as of:

	March 31, 2022	December 31, 2021
2026 Notes, net of unamortized discount, premium, and debt issuance of $2.5 million and $2.6 million as of March 31, 2022 and December 31, 2021, respectively	$747,538	$747,399
Senior secured revolving credit facility	294,000	466,000
Seller Note, net of unamortized discount of $0.7 million and $1.1 million as of March 31, 2022 and December 31, 2021, respectively	34,291	36,442
Other loans	3,177	3,273
Finance leases	18,555	18,432
Total long-term debt and finance lease obligations	1,097,561	1,271,546
Less current portion of long-term debt and finance lease obligations	(39,315)	(39,105)
Long-term debt and finance lease obligations, excluding current installments	$1,058,246	$1,232,441
The estimated fair value of debt materially approximated the carrying amount at March 31, 2022 and December 31, 2021.
2026 Notes
As of March 31, 2022 and December 31, 2021, we were in compliance with the covenants and restrictions associated with, and no events of default existed under, the indenture governing the 2026 Notes. The 2026 Notes are guaranteed jointly and severally on a senior unsecured basis by most of our existing subsidiaries and may be guaranteed by certain future restricted subsidiaries.
Senior Secured Revolving Credit Facility
As of March 31, 2022 and December 31, 2021, we were in compliance with all covenants and restrictions associated with, and no events of default existed under, our senior secured revolving credit facility. Our obligations under the senior secured revolving credit facility are guaranteed by certain of our subsidiaries and secured by liens on substantially all of our assets; however, the senior secured revolving credit facility is not guaranteed by Enviva Wilmington Holdings, LLC or Enviva Pellets Epes, LLC, or secured by liens on their assets.
As of March 31, 2022 and December 31, 2021, we had $275.2 million and $99.8 million, respectively, available under our senior secured revolving credit facility, net of $0.8 million and $4.2 million, respectively, of letters of credit outstanding.
(11) Income Taxes
The Company’s provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective tax rate for the three months ended March 31, 2022 and 2021 was 0.0% and 2.9%, respectively. The effective tax rate for the three months ended March 31, 2022 was primarily due to the full valuation allowance against the net deferred tax asset. The effective tax rate for the three months ended March 31, 2021 was driven by the income taxes recorded for the corporate subsidiaries under the partnership structure.
(12) Equity
Issuance of Common Shares
In January 2022, we issued 4,945,000 shares of common stock at a price of $70.00 per share for total net proceeds of $333.2 million, after deducting $13.0 million of issuance costs. We used the net proceeds of $333.2 million to fund a portion of our capital expenditures relating to ongoing development projects and to repay borrowings under our senior secured revolving credit facility.

ENVIVA INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
Cash Dividends and Distributions
The following table details cash dividends and distributions paid or declared:

Quarter Ended	Declaration Date	Record Date	Payment Date	Per Share or Unit(1)
March 31, 2021	April 28, 2021	May 14, 2021	May 28, 2021	$0.7850
June 30, 2021	July 27, 2021	August 13, 2021	August 27, 2021	$0.8150
September 30, 2021	November 3, 2021	November 15, 2021	November 26, 2021	$0.8400
December 31, 2021	February 2, 2022	February 14, 2022	February 25, 2022	$0.8600
March 31, 2022	May 4, 2022	May 16, 2022	May 27, 2022	$0.9050
(1)Prior to December 31, 2021, distributions were paid by the Partnership.
(13) Equity-Based Awards
Enviva Inc. Long-Term Incentive Plan (“LTIP”)
Affiliate Grants
The following table summarizes information regarding restricted stock unit awards (the “Affiliate Grants”) under the LTIP:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units		Total Affiliate Grant Restricted Stock Units
	Units	Weighted-Average Grant Date Fair Value (per unit)(1)	Units	Weighted-Average Grant Date Fair Value (per unit)(1)	Units	Weighted-Average Grant Date Fair Value (per unit)(1)
Nonvested December 31, 2021	1,002,061	$40.82	608,117	$38.56	1,610,178	$39.97
Granted	216,117	$72.07	115,293	$93.05	331,410	$79.37
Forfeitures	(18,007)	$48.12	(8,937)	$44.15	(26,944)	$46.80
Vested	(236,603)	$30.16	(158,637)	$30.24	(395,240)	$30.19
Nonvested March 31, 2022	963,568	$50.31	555,836	$52.14	1,519,404	$50.98
(1) Determined by dividing the aggregate grant date fair value of awards by the number of units.
The unrecognized estimated non-cash equity-based compensation expense relating to outstanding Affiliate Grants as of March 31, 2022 was $60.1 million, which will be recognized over the remaining vesting period.
Director Grants
The following table summarizes information regarding restricted stock unit awards to independent directors of the Company under the LTIP:

	Time-Based Restricted Stock Units
	Units	Weighted-Average Grant Date Fair Value (per unit)(1)
Nonvested December 31, 2021	14,234	$48.48
Granted	18,732	$72.07
Vested	(11,895)	$48.35
Nonvested March 31, 2022	21,071	$69.52
(1) Determined by dividing the aggregate grant date fair value of awards by the number of units.
Restricted Shares
Certain employees previously received Series B units of our former sponsor that were intended to constitute “profits interests” as defined by the Internal Revenue Service that, due to the Simplification Transaction, converted into common units of the Partnership. The common shares subject to restriction will have their restrictions released as follows: one-third on each of December 31, 2022, 2023, and 2024. The unrecognized estimated non-cash equity-based compensation and other expense

ENVIVA INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
relating to outstanding common shares subject to restriction as of March 31, 2022 was $43.3 million, which will be recognized over the remaining vesting period.
(14) Net Loss per Enviva Inc. Common Share
Net loss per basic and diluted Enviva Inc. common share is computed as follows:

Three Months Ended
March 31, 2022
Net loss attributable to Enviva Inc.	$(45,307)
Dividend equivalent rights paid on time-based restricted stock units	(962)
Net loss attributable to Enviva Inc. common stockholders	$(46,269)
Weighted average shares outstanding - basic and diluted	65,028
Net loss per common share - basic and diluted	$(0.71)
As Holdings was the surviving entity for accounting purposes, the historical financial results prior to the Simplification Transaction are those of Holdings. Given that and the recapitalization, the number of outstanding units for the portion of 2021 prior to the Simplification Transaction constitutes the 16.0 million units issued to the owners of the former sponsor.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
On December 31, 2021, Enviva Partners, LP (the “Partnership”) converted from a Delaware limited partnership to a Delaware corporation (the “Conversion”) named “Enviva Inc.” References to “Enviva,” the “Company,” “we,” “us,” or “our” refer to (i) Enviva Inc. and its subsidiaries for the periods following the Conversion and (ii) the Partnership and its subsidiaries for periods prior to the Conversion, except where the context otherwise requires. References to common units for periods prior to the Conversion refer to common units of the Partnership, and references to common stock for periods following the Conversion refer to shares of common stock of Enviva Inc. As a result of the Conversion, the primary financial impact to the consolidated financial statements contained herein consisted of (i) reclassification of partnership capital accounts to equity accounts reflective of a corporation and (ii) income tax effects.
References to “our former sponsor” or “Holdings” refer to Enviva Holdings, LP, and, where applicable, its wholly owned subsidiaries Enviva MLP Holdco, LLC and Enviva Development Holdings, LLC. References to “our former GP” refer to Enviva Partners GP, LLC, formerly a wholly owned subsidiary of Holdings.
The following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis (“MD&A”) in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the U.S. Securities and Exchange Commission (the “SEC”). Our 2021 Form 10-K contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates. You should also read the following discussion and analysis together with the risk factors set forth in the 2021 Form 10-K, Item 1A. “Risk Factors” and the factors described under “Cautionary Statement Regarding Forward-Looking Information” and Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q for information regarding certain risks inherent in our business.
Basis of Presentation
The following discussion about matters affecting the financial condition and results of operations of the Company should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this report and the audited consolidated financial statements and related notes that are included in the 2021 Form 10-K. Among other things, those financial statements and the related notes include more detailed information regarding the basis of presentation for the following information.
C-Corporation Conversion
We converted from a Delaware limited partnership to a Delaware corporation effective December 31, 2021; consequently, results for periods prior to December 31, 2021 reflect Enviva as a limited partnership, not a corporation. The primary financial impacts of the Conversion to the consolidated financial statements were (i) reclassification of partnership capital accounts to equity accounts reflective of a corporation and (ii) income tax effects. On the date of the Conversion, each common unit representing a limited partner interest in the Partnership issued and outstanding immediately prior to the Conversion was exchanged for one share of common stock of the Company, par value $0.001 per share.
Simplification Transaction
On October 14, 2021, the Partnership acquired our former sponsor and the former GP, and the incentive distribution rights held by our former sponsor were cancelled and eliminated (collectively, the “Simplification Transaction”) in exchange for 16.0 million common units, which were distributed to the owners of our former sponsor. In connection with the Simplification Transaction, we acquired certain assets under development, as well as off-take contracts in varying stages of negotiation. Additionally, our existing management services fee waivers (the “MSA Fee Waivers”) and other support agreements with our former sponsor were consolidated, fixed, and novated to certain owners of our former sponsor. Under the consolidated support agreement, we are entitled to receive quarterly payments (the “Support Payments”) in an aggregate amount of up to $55.5 million with respect to periods from the fourth quarter of 2021 through the first quarter of 2024. The consolidated financial statements have been retroactively recast to reflect the Simplification Transaction as if the Simplification Transaction occurred on March 18, 2010, the date on which Holdings was originally organized, instead of October 14, 2021, the closing date of the Simplification Transaction.
Business Overview
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
We own and operate ten plants (collectively, “our plants”) with a combined production capacity of approximately 6.2 million metric tons (“MT”) of wood pellets per year (“MTPY”) in Virginia, North Carolina, South Carolina, Georgia, Florida, and Mississippi, the production of which is fully contracted, with many of our contracts extending well into the 2040s. We export our wood pellets to global markets through our deep-water marine terminal at the Port of Chesapeake, Virginia, terminal assets at the Port of Wilmington, North Carolina and the Port of Pascagoula, Mississippi, and from third-party deep-water marine terminals in Savannah, Georgia, Mobile, Alabama, and Panama City, Florida. All of our facilities are located in geographic regions with low input costs and favorable transportation logistics. Owning these cost-advantaged assets in a rapidly expanding industry provides us with a platform to generate stable and growing cash flows. Our plants are sited in robust fiber baskets providing stable pricing for the low-grade fiber used to produce wood pellets. Our raw materials are byproducts of traditional timber harvesting, principally low-value wood materials, such as trees generally not suited for sawmilling or other manufactured forest products, and tree tops and limbs, understory, brush, and slash that are generated in a harvest.
Our sales strategy is to fully contract the wood pellet production from our plants under long-term, take-or-pay off-take contracts with a diversified and creditworthy customer base. Our long-term off-take contracts typically provide for fixed-price deliveries that often include provisions that escalate the price over time and provide for other margin protection. During the first quarter of 2022, production capacity from our wood pellet production plants, together with wood pellets sourced from third parties, was approximately equal to the contracted volumes under our existing long-term, take-or-pay off-take contracts.
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
Recent Developments
Product Sales Contracted Backlog
Our volumes under our firm and contingent long-term, take-or-pay off-take contracts, provide for a product sales backlog of $21.3 billion and have a total weighted-average remaining term of 14.5 years from April 1, 2022. This amount includes forward prices related to variable consideration including inflation, foreign currency, and commodity prices. Also, this amount includes the effects of the related foreign currency derivative contracts.
Issuance of Common Shares
In January 2022, we issued 4,945,000 shares of common stock at a price of $70.00 per share for total net proceeds of $333.2 million, after deducting $13.0 million of issuance costs. We intend to use the net proceeds of $333.2 million to fund a portion of our capital expenditures related to ongoing development projects. We initially used the net proceeds to repay borrowings under our senior secured revolving credit facility.
Factors Impacting Comparability of Our Financial Results
Omicron Variant of Novel Coronavirus
During the three months ended March 31, 2022, the Omicron variant of COVID-19 significantly impacted our operations and resulted in $15.2 million of incremental costs. Our contractors and supply chain partners experienced labor-related and other challenges associated with COVID-19 that had a more pronounced than anticipated impact on our operations and project execution schedule. In addition, the prevalence of the Omicron variant of COVID-19 and increased rates of infection across areas in which we operate affected the availability of healthy workers from time to time at our facilities and we experienced increased rates of absence in our hourly workforce as workers who contracted COVID-19 quarantined at home. These absences contributed to reduced facility availability and, in some cases, reduced aggregate production levels. For more information about the effects of COVID-19 on the three months ended March 31, 2022, please see below under “Results of Operations.”

How We Evaluate Our Operations
Adjusted Net Income (Loss)
We define adjusted net income (loss) as net income (loss) excluding acquisition and integration costs and other, early retirement of debt obligation, effects of COVID-19 and the war in Ukraine, and Support Payments. We believe that adjusted net income (loss) enhances investors’ ability to compare the past financial performance of our underlying operations with our current performance separate from certain items of gain or loss that we characterize as unrepresentative of our ongoing operations.
Adjusted Gross Margin and Adjusted Gross Margin per Metric Ton
We define adjusted gross margin as gross margin excluding loss on disposal of assets, equity-based compensation and other expense, depreciation and amortization, changes in unrealized derivative instruments related to hedged items, acquisition and integration costs and other, effects of COVID-19 and the war in Ukraine, and Support Payments. We define adjusted gross margin per metric ton as adjusted gross margin per metric ton of wood pellets sold. We believe adjusted gross margin and adjusted gross margin per metric ton are meaningful measures because they compare our revenue-generating activities to our cost of goods sold for a view of profitability and performance on a total-dollar and a per-metric ton basis. Adjusted gross margin and adjusted gross margin per metric ton primarily will be affected by our ability to meet targeted production volumes and to control direct and indirect costs associated with procurement and delivery of wood fiber to our wood pellet production plants and our production and distribution of wood pellets.
Adjusted EBITDA
We define adjusted EBITDA as net income (loss) excluding depreciation and amortization, interest expense, income tax expense (benefit), early retirement of debt obligation, equity-based compensation and other expense, loss on disposal of assets, changes in unrealized derivative instruments related to hedged items, acquisition and integration costs and other, effects of COVID-19 and the war in Ukraine, and MSA Fee Waivers and Support Payments. Adjusted EBITDA is a supplemental measure used by our management and other users of our financial statements, such as investors, commercial banks, and research analysts, to assess the financial performance of our assets without regard to financing methods or capital structure.
Distributable Cash Flow
We define distributable cash flow as adjusted EBITDA less cash income tax expenses, interest expense net of amortization of debt issuance costs, debt premium, and original issue discounts, and maintenance capital expenditures. We use distributable cash flow as a performance metric to compare our cash-generating performance from period to period and to compare the cash-generating performance for specific periods to the cash dividends (if any) that are expected to be paid to our shareholders. We do not rely on distributable cash flow as a liquidity measure.
2021 Non-Recast Presentation
The three months ended March 31, 2021 were calculated on a recast basis in accordance with accounting principles generally accepted in the United States (“GAAP”) to reflect the consolidated performance of Enviva and our former sponsor as if Enviva had bought the former sponsor at inception instead of October 14, 2021, the closing date of the Simplification Transaction. In addition, we are also presenting results for the three months ended March 31, 2021, calculated on a non-GAAP basis that combines (i) the actual performance of Enviva for the three months ended March 31, 2021 on a non-recast basis, and (ii) our consolidated performance, calculated on a recast basis in accordance with GAAP, inclusive of the assets and operations acquired as part of the Simplification Transaction, for the three months ended March 31, 2021 (the “Non-Recast Presentation”). We believe the Non-Recast Presentation provides investors with relevant information to evaluate our financial and operating performance because it reflects Enviva’s actual and historically reported performance on a stand-alone basis and on a consolidated basis for the three months ended March 31, 2021.
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
Results of Operations
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

	Three Months Ended March 31,		Change
	2022	2021 (Recast)
	(in thousands)
Product sales	$230,912	$224,530	$6,382
Other revenue	2,070	17,091	(15,021)
Net revenue	232,982	241,621	(8,639)
Cost of goods sold, excluding items below	211,036	197,702	13,334
Loss on disposal of assets	901	1,644	(743)
Selling, general, administrative, and development expenses	33,691	31,342	2,349
Depreciation and amortization	22,559	21,521	1,038
Total operating costs and expenses	268,187	252,209	15,978
Loss from operations	(35,205)	(10,588)	(24,617)
Interest expense	(9,970)	(13,377)	3,407
Other income, net	(116)	109	(225)
Net loss before income tax expense (benefit)	(45,291)	(23,856)	(21,435)
Income tax expense (benefit)	16	(681)	697
Net loss	$(45,307)	$(23,175)	$(22,132)
Net revenue
Revenue related to product sales for wood pellets produced or procured by us increased to $230.9 million in the three months ended March 31, 2022 from $224.5 million in the three months ended March 31, 2021. The $6.4 million, or 3%, increase was primarily attributable to a 8% increase in average sale price per MT, partially offset by a 5% decrease in product sales volumes for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The decrease in product sales volumes was primarily due to less volumes procured from third parties during the three months ended March 31, 2022 than during the three months ended March 31, 2021, which were negatively impacted by the war in Ukraine. Product sales revenue from produced volumes was dampened as a result of labor-related and other challenges associated with COVID-19 experienced by our employees, contractors, and supply chain partners that, in some cases, resulted in curtailment of our operations that had a more pronounced than anticipated impact on our operations and project execution.
Other revenue for the three months ended March 31, 2022 and 2021 included $0.8 million and $16.1 million, respectively, in payments to us for adjusting deliveries under our take-or-pay off-take contracts, which otherwise would have been included in product sales and which was recognized under a breakage model based on when the pellets would have been loaded.
Cost of goods sold
Cost of goods sold increased to $211.0 million for the three months ended March 31, 2022 from $197.7 million for the three months ended March 31, 2021, an increase of $13.3 million, or 7%. The increase in cost of goods sold was primarily a result of incremental fiber procurement and wood pellet distribution costs due to COVID-19 as well as the war in Ukraine. In addition, we experienced labor-related and other challenges associated with COVID-19 with our employees, contractors and supply chain partners that had a more pronounced than anticipated impact on our operations and project execution.

Adjusted gross margin and adjusted gross margin per metric ton

	Three Months Ended March 31,		Change
	2022	2021 (Recast)
	(in thousands, except per metric ton)
Reconciliation of gross margin to adjusted gross margin and adjusted gross margin per metric ton:
Gross margin(1)	$(261)	$21,820	$(22,081)
Loss on disposal of assets	901	1,644	(743)
Equity-based compensation and other expense	734	568	166
Depreciation and amortization	21,306	20,456	850
Changes in unrealized derivative instruments	(1,610)	1,160	(2,770)
Acquisition and integration costs and other	2,801	—	2,801
Effects of COVID-19	13,942	—	13,942
Effects of the war in Ukraine	5,051	—	5,051
Support Payments	7,849	—	7,849
Adjusted gross margin	$50,713	$45,648	$5,065
Metric tons sold	1,096	1,149	(53)
Adjusted gross margin per metric ton	$46.27	$39.73	$6.54
(1)Gross margin is defined as net revenue less cost of goods sold (including related depreciation and amortization and loss on disposal of assets).
We earned adjusted gross margin of $50.7 million, or $46.27 per MT, for the three months ended March 31, 2022 compared to $45.6 million, or $39.73 per MT, for the three months ended March 31, 2021. The increase in adjusted gross margin was primarily due to a 8% increase in average sale price per MT, partially offset by a 5% decrease in product sales volumes for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, offset by the increase in Support Payments.
The Omicron variant of COVID-19 significantly impacted our operations and resulted in $13.9 million of incremental costs during the three months ended March 31, 2022.
•The impact on our supply chain logistics within our fiber supply base as well as our truck and rail service providers was more pronounced than anticipated. Our third-party service providers’ failure to perform resulted in unprecedented incremental costs to procure raw materials and produce and deliver our wood pellets to customers.
•We incurred incremental costs related to increased employee overtime and significant contract labor to partially offset plant employee absenteeism.
•We incurred incremental costs related to obtaining short-term rentals of equipment due to delayed delivery of acquired equipment to ensure continued operations.
The war in Ukraine impacted our operations and resulted in $5.1 million of incremental costs during the three months ended March 31, 2022.
•Severe dislocations within our third-party shipping partners’ operations resulted in incremental distribution costs related to demurrage and to loading, transporting, and unloading our wood pellets.
•The immediate spike in energy prices negatively impacted the cost of our operations including incremental costs to support continued services from our third-party fiber suppliers and trucking service providers.
Due to the increased average sales price per ton and the reduction in sales volumes as described above and after excluding the aforementioned incremental costs of goods sold, adjusted gross margin increased during the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
Selling, general, administrative, and development expenses
Selling, general, administrative, and development expenses were $33.7 million and $31.3 million for the three months ended March 31, 2022 and 2021, respectively. Selling, general, administrative, and development expenses include costs to develop new markets, corporate and other overhead expenses, and costs of developing new plants or ports (for those that have not yet met the capitalization threshold or costs that are not eligible for capitalization). Once the plant or port is placed in-

service, the expenses of a plant or port are classified as cost of goods sold. The $2.3 million increase in total selling, general, administrative, and development expenses is primarily associated with the costs incurred at the production plant under construction in Lucedale, Mississippi and the terminal at the Port of Pascagoula, Mississippi, as well as non-cash equity-based compensation and other expense, which is mostly associated with the Simplification Transaction.
Depreciation and amortization
Depreciation and amortization expense were $22.6 million and $21.5 million for the three months ended March 31, 2022 and 2021, respectively.
Interest expense
We incurred $10.0 million and $13.4 million of interest expense during the three months ended March 31, 2022 and 2021, respectively. The decrease in interest expense from the prior year was primarily attributable to less borrowings under the senior secured revolving credit facility during the three months ended March 31, 2022 due to the proceeds from the issuance of common stock in January 2022, as well as a lower cost of borrowing due to the senior secured green term loan facility not outstanding during the three months ended March 31, 2022.
Income tax
We recorded an insignificant income tax expense for the three months ended March 31, 2022 and $0.7 million of income tax benefit during the three months ended March 31, 2021.
Adjusted net loss

	Three Months Ended March 31,		Change
	2022	2021 (Recast)
	(in thousands)
Reconciliation of net loss to adjusted net loss:
Net loss	$(45,307)	$(23,175)	$(22,132)
Acquisition and integration costs and other	10,778	157	10,621
Effects of COVID-19	15,189	—	15,189
Effects of the war in Ukraine	5,051	—	5,051
Support Payments	7,849	—	7,849
Adjusted net loss	$(6,440)	$(23,018)	$16,578
Adjusted EBITDA

	Three Months Ended March 31,		Change
	2022	2021 (Recast)
	(in thousands)
Reconciliation of net loss to adjusted EBITDA:
Net loss	$(45,307)	$(23,175)	$(22,132)
Add:
Depreciation and amortization	22,559	21,521	1,038
Interest expense	9,970	13,377	(3,407)
Income tax expense (benefit)	16	(681)	697
Equity-based compensation and other expense	11,154	7,688	3,466
Loss on disposal of assets	901	1,644	(743)
Changes in unrealized derivative instruments	(1,610)	1,160	(2,770)
Acquisition and integration costs and other	10,778	157	10,621
Effects of COVID-19	15,189	—	15,189
Effects of the war in Ukraine	5,051	—	5,051
Support Payments	7,849	—	7,849
Adjusted EBITDA	$36,550	$21,691	$14,859

We generated adjusted EBITDA of $36.6 million for the three months ended March 31, 2022 compared to $21.7 million for the three months ended March 31, 2021. The $14.9 million increase was primarily attributable to the factors described above under the heading “Adjusted gross margin and adjusted gross margin per metric ton.”
Distributable cash flow
The following is a reconciliation of adjusted EBITDA to distributable cash flow:

	Three Months Ended March 31,		Change
	2022	2021 (Recast)
	(in thousands)
Reconciliation of adjusted EBITDA to distributable cash flow attributable to Enviva:
Adjusted EBITDA	$36,550	$21,691	$14,859
Less:
Interest expense, net of amortization of debt issuance costs, debt premium, and original issue discount	9,322	12,635	(3,313)
Maintenance capital expenditures	1,895	3,904	(2,009)
Distributable cash flow attributable to Enviva Inc.	25,333	5,152	20,181
Less: Distributable cash flow attributable to incentive distribution rights	—	8,322	(8,322)
Distributable cash flow attributable to Enviva Inc. or Enviva Partners, LP limited partners	$25,333	$(3,170)	$28,503
The following table presents a reconciliation of net loss to adjusted EBITDA and distributable cash flow for the three months ended March 31, 2021, on a recast basis and non-recast basis:

	Three Months Ended March 31, 2021
	Recast	Adjustments	Non-Recast
	(in millions)
Net loss	$(23.2)	$21.7	$(1.5)
Add:
Depreciation and amortization	21.5	(0.6)	20.9
Interest expense	13.4	(0.8)	12.6
Income tax benefit	(0.7)	0.7	—
Equity-based compensation and other expense	7.7	(5.0)	2.7
Loss on disposal of assets	1.6	—	1.6
Changes in unrealized derivative instruments	1.2	—	1.2
Acquisition and integration costs and other	0.2	(0.1)	0.1
MSA Fee Waivers	—	8.7	8.7
Adjusted EBITDA	21.7	24.6	46.3
Less:
Interest expense, net of amortization of debt issuance costs, debt premium, and original issue discount	12.6	(0.6)	12.0
Maintenance capital expenditures	3.9	—	3.9
Distributable cash flow	$5.2	$25.2	$30.4

The following is a reconciliation of net loss to adjusted EBITDA and distributable cash flow for the three months ended March 31, 2022 and the three months ended March 31, 2021 on a non-recast basis:

	Three Months Ended March 31,
	2022	2021	Change
	(in millions)
Net loss	$(45.3)	$(1.5)	$(43.8)
Add:
Depreciation and amortization	22.6	20.9	1.7
Interest expense	10.0	12.6	(2.6)
Equity-based compensation and other expense	11.2	2.7	8.5
Loss on disposal of assets	0.9	1.6	(0.7)
Changes in unrealized derivative instruments	(1.6)	1.2	(2.8)
Acquisition and integration costs and other	10.8	0.1	10.7
Effects of COVID-19	15.2	—	15.2
Effects of the war in Ukraine	5.0	—	5.0
Support Payments and MSA Fee Waivers	7.8	8.7	(0.9)
Adjusted EBITDA	36.6	46.3	(9.7)
Less:
Interest expense, net of amortization of debt issuance costs, debt premium, and original issue discount	9.3	12.0	(2.7)
Maintenance capital expenditures	1.9	3.9	(2.0)
Distributable cash flow	$25.4	$30.4	$(5.0)
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
Our liquidity as of March 31, 2022, which included cash on hand and availability under our $570.0 million senior secured revolving credit facility, was $280.4 million.
Cash Dividends
We intend to pay cash dividends to holders of our common stock of $3.62 per common stock for 2022, except cash will not be paid on 9.0 million of the 16.0 million common units issued in connection with the Simplification Transaction where the former owners of our former sponsor have agreed to reinvest in our common stock all dividends paid for the period beginning with the third quarter of 2021 through the fourth quarter of 2024.
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
Our current financing strategy is to fund acquisitions and construction activities with a combination of cash from operations and debt.
Cash Flows
The following table sets forth a summary of our net cash flows from operating, investing and financing activities for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021 (Recast)
	(in thousands)
Net cash used in operating activities	$(42,923)	$(1,569)
Net cash used in investing activities	(58,051)	(77,662)
Net cash provided by financing activities	87,784	176,414
Net (decrease) increase in cash, cash equivalents and restricted cash	$(13,190)	$97,183
Cash Used in Operating Activities
Net cash used in operating activities was $42.9 million and $1.6 million for the three months ended March 31, 2022 and 2021, respectively. The $41.4 million increase in net cash used in operating activities during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to a decrease in cash from net loss adjusted for non-cash items of $20.3 million and a decrease in cash from changes in working capital of $21.0 million.
Cash Used in Investing Activities
Net cash used in investing activities was $58.1 million and $77.7 million for the three months ended March 31, 2022 and 2021, respectively. The $19.6 million decrease in cash used in investing activities during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to the timing of capital expenditures on the Lucedale plant, Pascagoula terminal, and our plant expansion projects.
Cash Provided by Financing Activities
Net cash provided by financing activities was $87.8 million and $176.4 million for the three months ended March 31, 2022 and 2021, respectively. The $88.6 million decrease in net cash provided by financing activities in 2022, as compared to 2021, was primarily attributable to a decrease in proceeds from debt, net of repayment of debt, of $520.1 million, an increase in cash distribution of $29.7 million, partially offset by an increase in proceeds from the issuance of common shares of $333.6 million and reduction in cash used to acquire a noncontrolling interest of $130.1 million.
Off‑Balance Sheet Arrangements
As of March 31, 2022, we did not have any off‑balance sheet arrangements.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in our unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. We provide expanded discussion of our significant accounting policies, estimates and judgments in our 2021 Form 10‑K. We believe these accounting policies reflect our significant estimates and assumptions used in preparation of our financial statements. There have been no significant changes to our critical accounting policies and estimates since December 31, 2021.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our exposure to market risk as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Exchange Act) was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of March 31, 2022.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
There have been no material changes with respect to the legal proceedings disclosed in our Annual Report on form 10-K for the year ended December 31, 2021.
Item 1A. Risk Factors
There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 6. Exhibits
The information required by this Item 6 is set forth in the Exhibit Index accompanying the Quarterly Report on Form 10-Q and is incorporated herein by reference.
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
101
The following financial information from Enviva Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) the Condensed Consolidated Statements of Changes in Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Condensed Consolidated Financial Statements.

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

Date: May 5, 2022
	By:	/s/ SHAI S. EVEN
Shai S. Even
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)