Form 10-Q
period 2022-06-30
Enviva Inc.
filed 2022-08-04
CIK 1592057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 29, 2022, 66,671,994 shares of common stock were outstanding.

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
•changes in prevailing domestic and global economic, political, and market conditions, including the imposition of tariffs or trade or other economic sanctions, political instability or armed conflict, rising inflation levels and government efforts to reduce inflation, or a prolonged recession;
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
ramp: the process by which a plant increases production following startup for a period of time until full nameplate production capacity is demonstrated.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
ENVIVA INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except par value and number of shares)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,700	$16,801
Restricted cash	156	1,717
Accounts receivable, net	124,429	97,439
Other accounts receivable	4,466	17,826
Inventories	74,347	57,717
Prepaid expenses and other current assets	10,763	7,230
Total current assets	226,861	198,730
Property, plant, and equipment, net	1,551,762	1,498,197
Operating lease right-of-use assets	105,028	108,846
Goodwill	103,928	103,928
Long-term restricted cash	35,600	—
Other long-term assets	32,953	14,446
Total assets	$2,056,132	$1,924,147
Liabilities and Equity
Current liabilities:
Accounts payable	$20,463	$29,535
Accrued and other current liabilities	153,630	163,306
Current portion of interest payable	23,936	25,060
Current portion of long-term debt and finance lease obligations	37,284	39,105
Total current liabilities	235,313	257,006
Long-term debt and finance lease obligations	1,219,721	1,232,441
Long-term operating lease liabilities	118,622	122,252
Deferred tax liabilities, net	32	36
Other long-term liabilities	48,674	41,748
Total liabilities	1,622,362	1,653,483
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value, 100,000,000 shares authorized, none issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 600,000,000 shares authorized, 66,671,944 and 61,137,744 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	67	61
Additional paid-in capital	553,852	317,998
Accumulated deficit	(72,644)	—
Accumulated other comprehensive income	194	299
Total Enviva Inc.'s equity	481,469	318,358
Noncontrolling interests	(47,699)	(47,694)
Total equity	433,770	270,664
Total liabilities and equity	$2,056,132	$1,924,147
See accompanying notes to condensed consolidated financial statements.

ENVIVA INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except shares or units, per share or per unit amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021 (Recast)	2022	2021 (Recast)
Product sales	$293,615	$271,242	$524,527	$495,772
Other revenue	2,706	14,721	4,776	31,812
Net revenue	296,321	285,963	529,303	527,584
Operating costs and expenses:
Cost of goods sold, excluding items below	250,276	234,564	461,312	432,266
Loss on disposal of assets	2,282	1,701	3,183	3,345
Selling, general, administrative, and development expenses	27,704	34,548	61,395	65,890
Depreciation and amortization	28,833	23,179	51,392	44,700
Total operating costs and expenses	309,095	293,992	577,282	546,201
Loss from operations	(12,774)	(8,029)	(47,979)	(18,617)
Other (expense) income:
Interest expense	(13,959)	(17,481)	(23,929)	(30,858)
Other (expense) income, net	(611)	399	(727)	508
Total other expense, net	(14,570)	(17,082)	(24,656)	(30,350)
Net loss before income tax (benefit) expense	(27,344)	(25,111)	(72,635)	(48,967)
Income tax (benefit) expense	(2)	(260)	14	(941)
Net loss	(27,342)	(24,851)	(72,649)	(48,026)
Less net loss attributable to noncontrolling interests	5	3,519	5	10,823
Net loss attributable to Enviva Inc.	$(27,337)	$(21,332)	$(72,644)	$(37,203)
Net loss per Enviva Inc. common share or unit:(1)
Basic and diluted	$(0.42)	$(1.33)	$(1.13)	$(2.33)
Weighted-average number of shares or units outstanding:
Basic and diluted	66,604	16,000	65,820	16,000
(1) Effective December 31, 2021, units were converted into shares due to the Company’s conversion from a partnership to a corporation.
See accompanying notes to condensed consolidated financial statements.

ENVIVA INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021 (Recast)	2022	2021 (Recast)
Net loss	$(27,342)	$(24,851)	$(72,649)	$(48,026)
Other comprehensive loss, net of tax of $0:
Currency translation adjustment	(73)	1	(105)	16
Total comprehensive loss	(27,415)	(24,850)	(72,754)	(48,010)
Less comprehensive loss attributable to noncontrolling interests	5	3,519	5	10,823
Comprehensive loss attributable to Enviva Inc.	$(27,410)	$(21,331)	$(72,749)	$(37,187)
See accompanying notes to condensed consolidated financial statements.

ENVIVA INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Equity
(In thousands, except per share amounts and Series B Units)
(Unaudited)

	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Equity Attributable to Enviva Inc.	Noncontrolling Interests	Total Equity

	Shares	Amount
Equity, December 31, 2021	61,138	$61	$317,998	$—	$299	$318,358	$(47,694)	$270,664
Issuance of common shares, net	4,945	5	333,186	—	—	333,191	—	333,191
Dividends declared ($0.860 per share)	—	—	(58,957)	—	—	(58,957)	—	(58,957)
Common shares issued in lieu of dividends	110	—	7,839	—	—	7,839	—	7,839
Payments for withholding tax and number of units issued associated with Long-Term Incentive Plan vesting	366	1	(16,365)	—	—	(16,364)	—	(16,364)
Non-cash equity-based compensation and other expense	—	—	10,235	—	—	10,235	—	10,235
Other comprehensive loss	—	—	—	—	(32)	(32)	—	(32)
Net loss	—	—	—	(45,307)	—	(45,307)	—	(45,307)
Equity, March 31, 2022	66,559	$67	$593,936	$(45,307)	$267	$548,963	$(47,694)	$501,269
Dividends declared ($0.905 per share)	—	—	(61,837)	—	—	(61,837)	—	(61,837)
Issuance of common shares, net	—	—	(428)	—	—	(428)	—	(428)
Common shares issued in lieu of dividends	105	—	8,349	—	—	8,349	—	8,349
Payments for withholding tax and number of units issued associated with Long-Term Incentive Plan vesting	8	—	(213)	—	—	(213)	—	(213)
Non-cash equity-based compensation and other expense	—	—	9,848	—	—	9,848	—	9,848
Support Payments	—	—	4,197	—	—	4,197	—	4,197
Other comprehensive loss	—	—	—	—	(73)	(73)	—	(73)
Net loss	—	—	—	(27,337)	—	(27,337)	(5)	(27,342)
Equity, June 30, 2022	66,672	$67	$553,852	$(72,644)	$194	$481,469	$(47,699)	$433,770
See accompanying notes to condensed consolidated financial statements.

ENVIVA INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Equity
(In thousands, except per share amounts and Series B Units)
(Unaudited)

	Series A		Series B
	Units	Amount	Units	Amount	Equity Attributable to Enviva Inc.	Noncontrolling Interests	Total Equity
Equity, December 31, 2020	784,980	$(92,703)	2,500	$13,865	$(78,838)	$488,498	$409,660
Acquisition of noncontrolling interest	—	(45,317)	—	—	(45,317)	(108,031)	(153,348)
Cash distributions	—	—	—	—	—	(22,238)	(22,238)
Non-cash equity-based compensation and other expense, net of payments for withholding tax associated with Long-Term Incentive Plan vesting	—	—	—	2,404	2,404	(3,294)	(890)
Contribution of assets	—	—	—	—	—	389	389
Other comprehensive income	—	8	—	—	8	7	15
Net loss	—	(15,871)	—	—	(15,871)	(7,304)	(23,175)
Equity, March 31, 2021	784,980	$(153,883)	2,500	$16,269	$(137,614)	$348,027	$210,413
Acquisition of noncontrolling interest	—	(107)	—	—	(107)	107	—
Issuance of Enviva Partners, LP common units, net	—	—	—	—	—	214,534	214,534
Cash distributions	—	—	—	—	—	(22,229)	(22,229)
Non-cash equity-based compensation and other expense, net of payments for withholding tax associated with Long-Term Incentive Plan vesting	—	—	—	2,404	2,404	2,408	4,812
Other comprehensive income	—	—	—	—	—	1	1
Net loss	—	(21,332)	—	—	(21,332)	(3,519)	(24,851)
Equity, June 30, 2021	784,980	$(175,322)	2,500	$18,673	$(156,649)	$539,329	$382,680
See accompanying notes to condensed consolidated financial statements.

ENVIVA INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021 (Recast)
Cash flows from operating activities:
Net loss	$(72,649)	$(48,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	51,392	45,031
Amortization of debt issuance costs, debt premium, and original issue discounts	1,260	1,704
Loss on disposal of assets	3,183	3,348
Deferred taxes	—	(964)
Non-cash equity-based compensation and other expense	20,023	15,192
Fair value changes in derivatives	4,519	2,797
Unrealized (gain) loss on foreign currency transactions, net	(95)	27
Change in operating assets and liabilities:
Accounts and other receivables	(13,573)	52,608
Prepaid expenses and other current and long-term assets	(21,687)	1,111
Inventories	(14,399)	(9,496)
Derivatives	(3,983)	(2,072)
Accounts payable, accrued liabilities, and other current liabilities	(10,852)	(1,778)
Related-party payables	—	114
Deferred revenue	(178)	(3,916)
Accrued interest	(1,123)	1,722
Operating lease liabilities	(7,205)	(3,413)
Other long-term liabilities	(3,524)	8,182
Net cash (used in) provided by operating activities	(68,891)	62,171
Cash flows from investing activities:
Purchases of property, plant, and equipment	(97,405)	(153,983)
Payment for acquisition of a business	(5,000)	—
Net cash used in investing activities	(102,405)	(153,983)
Cash flows from financing activities:
Proceeds (principal payments) from (on) senior secured revolving credit facility, net	(36,000)	(120,000)
Proceeds from debt issuance	31,270	321,750
Proceeds from capital contribution of New Market Tax Credit financing	12,763	—
Support payments	4,197	—
Principal payments on other long-term debt and finance lease obligations	(16,474)	(12,685)
Cash paid related to debt issuance costs and deferred offering costs	(5,308)	(7,854)
Proceeds from issuance of Enviva Inc. common shares, net	333,009	214,865
Payments for acquisition of noncontrolling interest in Development JV	—	(130,143)
Principal payments on related-party note payable	—	(20,000)
Cash dividends or distributions and equivalent rights	(105,646)	(44,980)
Payment for withholding tax associated with Long-Term Incentive Plan vesting	(16,577)	(10,554)
Net cash provided by financing activities	201,234	190,399
Net increase in cash, cash equivalents, and restricted cash	29,938	98,587
Cash, cash equivalents, and restricted cash, beginning of period	18,518	67,675
Cash, cash equivalents, and restricted cash, end of period	$48,456	$166,262
See accompanying notes to condensed consolidated financial statements.

ENVIVA INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021 (Recast)
Non-cash investing and financing activities:
Property, plant, and equipment acquired included in accounts payable and accrued liabilities	$12,843	$24,962
Supplemental information:
Interest paid, net of capitalized interest	$23,432	$31,483
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
We own and operate ten industrial-scale wood pellet production plants located in the Southeastern United States. In addition to the volumes from our plants, we also procure wood pellets from third parties. Wood pellets are exported from our wholly owned deep-water marine terminal at the Port of Chesapeake, Virginia, terminal assets at the Port of Wilmington, North Carolina and at the Port of Pascagoula, Mississippi, and from third-party deep-water marine terminals in Mobile, Alabama, Panama City, Florida, and Savannah, Georgia under a short-term contract, a long-term contract, and a lease and associated terminal services agreement, respectively.
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
In the opinion of management, all adjustments and accruals necessary for a fair presentation have been included. All such adjustments and accruals are of a normal and recurring nature unless disclosed otherwise. Our consolidated financial statements include the accounts of Enviva and its wholly owned subsidiaries and controlled subsidiaries, including variable interest entities in which we are the primary beneficiary as we have the sole power to direct the activities that most impact the economics of the variable interest entities. All intercompany balances and transactions have been eliminated in consolidation. The results reported in the financial statements are not necessarily indicative of the results that may be reported for the entire year.
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

ENVIVA INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
(2) Significant Accounting Policies
During interim periods, we follow the accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, except as follows due to new facts and circumstances applicable to 2022.
Non-Cash Equity-Based Compensation Expense
During the three and six months ended June 30, 2022, the performance-based restricted stock awards granted vest dependent on the total shareholder return for Enviva Inc. relative to the constituents of the S&P 500 index over their respective performance periods. Their grant date fair values were determined using a Monte Carlo multivariate pricing model following standard assumptions.
Net Loss per Enviva Inc. Common Share
For the three and six months ended June 30, 2022, the net loss per Enviva Inc. common share was computed by dividing the net loss attributable to Enviva Inc., after reducing it by the amounts paid for dividend equivalent rights on outstanding time-based restricted stock awards, by the weighted-average number of outstanding Enviva Inc. common shares.
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

ENVIVA INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
The following table presents changes as a result of the Simplification Transaction for the common control entities acquired to previously reported amounts in the unaudited condensed consolidated balance sheet as of June 30, 2021 included in Enviva’s quarterly report on Form 10-Q for the quarter ended June 30, 2021:

	As of June 30, 2021
	As Reported	Common Control Entities Acquired	Total (Recast)
Assets
Current assets:
Cash and cash equivalents	$42,901	$121,800	$164,701
Restricted cash	—	1,561	1,561
Accounts receivable	74,398	—	74,398
Other accounts receivable	—	12,296	12,296
Inventories	47,662	4,056	51,718
Prepaid expenses and other current assets	13,501	(6,782)	6,719
Total current assets	178,462	132,931	311,393
Property, plant, and equipment, net	1,114,521	260,779	1,375,300
Operating lease right-of-use assets	49,539	60,176	109,715
Goodwill	99,660	—	99,660
Other long-term assets	10,526	2,232	12,758
Total assets	$1,452,708	$456,118	$1,908,826
Liabilities and Equity
Current liabilities:
Accounts payable	$28,041	$12,185	$40,226
Related-party payables, net	4,581	(4,581)	—
Accrued and other current liabilities	99,342	47,682	147,024
Current portion of interest payable	23,966	827	24,793
Current portion of long-term debt and finance lease obligations	12,056	1,349	13,405
Related-party note and interest payable	—	23,731	23,731
Total current liabilities	167,986	81,193	249,179
Long-term debt and finance lease obligations	789,451	310,061	1,099,512
Long-term operating lease liabilities	48,368	66,468	114,836
Deferred tax liabilities, net	13,224	11,030	24,254
Other long-term liabilities	13,154	25,211	38,365
Total liabilities	1,032,183	493,963	1,526,146
Commitments and contingencies
Total equity	420,525	(37,845)	382,680
Total liabilities and equity	$1,452,708	$456,118	$1,908,826
The recast unaudited interim condensed consolidated balance sheet resulting from the Simplification Transaction separately presents “Other accounts receivable,” which included some amounts that had been previously reported as “Prepaid expenses and other current assets.”

ENVIVA INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
The following tables present the changes as a result of the Simplification Transaction to previously reported amounts in the unaudited interim condensed consolidated statements of operations for the three and six months ended June 30, 2021 included in Enviva’s quarterly report on Form 10-Q for the quarter ended June 30, 2021:

	Three Months Ended June 30, 2021
	As Reported	Common Control Entities Acquired	Total (Recast)
Net revenue	$285,042	$921	$285,963
Income (loss) from operations	15,481	(23,510)	(8,029)
Net income (loss)	2,645	(27,496)	(24,851)
Less net (income) loss attributable to noncontrolling interests	(57)	3,576	3,519
Net income (loss) attributable to Enviva Inc.	2,588	(23,920)	(21,332)

	Six Months Ended June 30, 2021
	As Reported	Common Control Entities Acquired	Total (Recast)
Net revenue	$526,086	$1,498	$527,584
Income (loss) from operations	26,520	(45,137)	(18,617)
Net income (loss)	1,180	(49,206)	(48,026)
Less net (income) loss attributable to noncontrolling interests	(82)	10,905	10,823
Net income (loss) attributable to Enviva Inc.	1,098	(38,301)	(37,203)
The following tables present the changes as a result of the Simplification Transaction to previously reported amounts in the unaudited interim condensed consolidated statements of cash flows for the six months ended June 30, 2021 included in Enviva’s quarterly report on Form 10-Q for the quarter ended June 30, 2021:

	Six Months Ended June 30, 2021
	As Reported	Common Control Entities Acquired	Total (Recast)
Net cash provided by (used in) operating activities	$111,438	$(49,267)	$62,171
Net cash used in investing activities	(72,872)	(81,111)	(153,983)
Net cash (used in) provided by financing activities	(5,669)	196,068	190,399
Net increase in cash, cash equivalents, and restricted cash	$32,897	$65,690	$98,587
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
Performance Obligations
As of June 30, 2022, the aggregate amount of consideration from contracts with customers allocated to the performance obligations that were unsatisfied or partially satisfied was approximately $19.5 billion. This amount excludes forward prices related to variable consideration including inflation, foreign currency, and commodity prices. Also, this amount excludes the effects of the related foreign currency derivative contracts as they do not represent contracts with customers. We expect to recognize approximately 4.0% of our remaining performance obligations during the remainder of 2022, an additional 7.0% in 2023, and the balance thereafter. Our off-take contracts expire at various times through 2045 and our terminal services contract expires in 2023.

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
Variable consideration from our terminal services contract arises from price increases based on agreed inflation indices and from above-minimum throughput quantities or services. There was no variable consideration from our terminal services contract for the three and six months ended June 30, 2022 and 2021.
For the three and six months ended June 30, 2022, we recognized $0.3 million, respectively, of product sales revenue related to performance obligations satisfied in previous periods. For the three and six months ended June 30, 2021, we recognized $0.2 million and $0.4 million, respectively, of product sales revenue related to performance obligations satisfied in previous periods.
Contract Balances
Accounts receivable related to product sales as of June 30, 2022 and December 31, 2021 were $116.2 million and $91.3 million, respectively. Of these amounts, $82.1 million and $61.3 million, as of June 30, 2022 and December 31, 2021 respectively, related to amounts that were not yet billable under our contracts with customers pending finalization of prerequisite billing documentation. The amounts that had not been billed are billed upon receipt of prerequisite billing documentation, where substantially all is typically billed one to two weeks after full loading of the vessel, and where the remaining balance is typically billed one to two weeks after discharge of the vessel. Accounts receivable also include $8.2 million and $6.1 million, as of June 30, 2022 and December 31, 2021 respectively, related to distribution costs recoverable from the customer through the cost pass-through mechanism where the costs and their recovery are included in cost of goods sold.
As of June 30, 2022, we had $17.6 million of contract assets from and $0.4 million of deferred revenue for future performance obligations under contracts associated with off-take contracts. We did not have contract assets from or deferred revenue for future performance obligations under contracts associated with off-take contracts as of December 31, 2021.
(5) Significant Risks and Uncertainties, Including Business and Credit Concentrations
Our business is significantly impacted by greenhouse gas emission and renewable energy legislation and regulations in the U.K., the EU as well as its member states, and Japan. If the U.K., the EU or its member states, or Japan significantly modify such legislation or regulations, then our ability to enter into new contracts as our existing contracts expire may be materially affected.
Our product sales are primarily to industrial customers located in the U.K., Denmark, Japan, Belgium, and the Netherlands. Product sales to third-party customers that accounted for 10% or a greater share of consolidated product sales are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021 (Recast)	2022	(Recast)	2021 (Recast)
Customer A	18%	45%	20%		38%
Customer B	11%	3%	8%		5%
Customer C	9%	20%	13%		18%
Customer D	14%	1%	14%		9%
Customer E	17%	18%	18%		17%
Customer F	14%	6%	11%		4%

ENVIVA INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
(6) Inventories
Inventories consisted of the following as of:

	June 30, 2022	December 31, 2021
Raw materials and work-in-process	$23,798	$21,995
Consumable tooling	25,772	22,952
Finished goods	24,777	12,770
Total inventories	$74,347	$57,717
(7) Property, Plant, and Equipment, net
Property, plant, and equipment, net consisted of the following as of:

	June 30, 2022	December 31, 2021
Land	$27,342	$26,414
Land improvements	92,214	61,850
Buildings	415,324	321,577
Machinery and equipment	1,190,907	859,115
Vehicles	8,981	8,318
Furniture and office equipment	27,122	24,840
Leasehold improvements	23,403	22,101
Property, plant, and equipment	1,785,293	1,324,215
Less accumulated depreciation	(449,118)	(395,618)
Property, plant, and equipment, net	1,336,175	928,597
Construction in progress	215,587	569,600
Total property, plant, and equipment, net	$1,551,762	$1,498,197
Total depreciation expense and capitalized interest related to construction in progress were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021 (Recast)	2022	2021 (Recast)
Depreciation expense	$29,107	$23,345	$51,832	$45,032
Capitalized interest related to construction in progress	3,087	3,911	8,937	8,001
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
On March 31, 2022, we entered into a bunker fuel oil swap to offset our business exposure to bunker fuel oil prices.
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
Our derivative instruments are classified as Level 2 assets or liabilities based on inputs such as forward foreign exchange rates. The fair value of derivative instruments was as follows as of:

		Asset (Liability)
	Balance Sheet Classification	June 30, 2022	December 31, 2021
Not designated as hedging instruments:
Foreign currency exchange contracts:
	Prepaid expenses and other current assets	$—	$321
	Other long-term assets	—	309
	Accrued and other current liabilities	(1,024)	(1,456)
	Other long-term liabilities	(1,046)	(1,001)
		(2,070)	(1,827)
Bunker fuel swap:
	Other long-term assets	21	—
	Accrued and other current liabilities	(221)	—
	Other long-term liabilities	(93)	—
		(293)	—
Total derivatives not designated as hedging instruments		$(2,363)	$(1,827)
Net unrealized and net realized gains and (losses) recorded to earnings were as follows:

			Three Months Ended June 30,		Six Months Ended June 30,
Classification	Derivative Instrument		2022	2021 (Recast)	2022	(Recast)	2021 (Recast)
Product sales	Foreign currency derivatives	Unrealized	$(1,852)	$362	$(242)		$(798)
Product sales	Foreign currency derivatives	Realized	3,942	(1,522)	4,067		(2,517)
Cost of goods sold	Bunker fuel swap	Unrealized	(293)	—	(293)		—
Cost of goods sold	Bunker fuel swap	Realized	(84)	—	(84)		—
Interest expense	Interest rate swap	Unrealized	—	36	—		72
We enter into master netting arrangements designed to permit net settlement of derivative transactions among the respective counterparties. If we had settled all transactions with our respective counterparties at June 30, 2022, we would have paid a net settlement termination payment of $2.1 million, which differs insignificantly from the recorded fair value of the derivatives. We present our derivative assets and liabilities at their gross fair values.

ENVIVA INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
The notional amounts of outstanding derivative instruments associated with outstanding or unsettled derivative instruments were as follows as of:

	June 30, 2022	December 31, 2021
Foreign exchange forward contracts in GBP	£19,102	£57,500
Foreign exchange purchased option contracts in GBP	£—	£7,275
Foreign exchange forward contracts in EUR	€4,050	€11,000
Bunker fuel oil swap in MT	10,500	—
(9) Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following as of:

	June 30, 2022	December 31, 2021
Accrued expenses - compensation and benefits	$18,859	$22,758
Accrued expenses - wood pellet purchases and distribution costs	41,182	34,819
Accrued expenses - operating costs and expenses	44,793	55,463
Accrued capital expenditures	22,079	21,791
Other accrued expenses and other current liabilities	26,717	28,475
Accrued and other current liabilities	$153,630	$163,306
(10) Long-Term Debt and Finance Lease Obligations
Long-term debt and finance lease obligations at carrying value consisted of the following as of:

	June 30, 2022	December 31, 2021
2026 Notes, net of unamortized discount, premium, and debt issuance costs of $2.3 million and $2.6 million as of June 30, 2022 and December 31, 2021, respectively	$747,698	$747,399
Senior secured revolving credit facility	430,000	466,000
New Markets Tax Credit loans, net of unamortized discount and debt issuance costs of $2.7 million and $0.0 million as of June 30, 2022 and December 31, 2021, respectively	28,719	—
Seller Note, net of unamortized discount of $0.4 million and $1.1 million as of June 30, 2022 and December 31, 2021, respectively	25,835	36,442
Other loans	4,193	3,273
Finance leases	20,560	18,432
Total long-term debt and finance lease obligations	1,257,005	1,271,546
Less current portion of long-term debt and finance lease obligations	(37,284)	(39,105)
Long-term debt and finance lease obligations, excluding current installments	$1,219,721	$1,232,441
The estimated fair value of debt materially approximated the carrying amount at June 30, 2022 and December 31, 2021.
2026 Notes
As of June 30, 2022 and December 31, 2021, we were in compliance with the covenants and restrictions associated with, and no events of default existed under, the indenture governing the 2026 Notes. The 2026 Notes are guaranteed jointly and severally on a senior unsecured basis by most of our existing subsidiaries and may be guaranteed by certain future restricted subsidiaries.
Senior Secured Revolving Credit Facility
In June 2022, we amended our senior secured revolving credit facility to extend the maturity date from April 2026 to June 2027, and to increase the maximum Total Leverage Ratio (as defined in the credit agreement) from 5.00:1.00 to 5.50:1.00 (and from 5.25:1.00 to 5.75:1.00 during a Material Transaction Period (as defined in the credit agreement)).

ENVIVA INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
As of June 30, 2022 and December 31, 2021, we were in compliance with all covenants and restrictions associated with, and no events of default existed under, our senior secured revolving credit facility. Our obligations under the senior secured revolving credit facility are guaranteed by certain of our subsidiaries and secured by liens on substantially all of our assets; however, the senior secured revolving credit facility is not guaranteed by Enviva Wilmington Holdings, LLC or Enviva Pellets Epes, LLC, or secured by liens on their assets.
As of June 30, 2022 and December 31, 2021, we had $135.6 million and $99.8 million, respectively, available under our senior secured revolving credit facility, net of $4.4 million and $4.2 million, respectively, of letters of credit outstanding.
New Markets Tax Credit (“NMTC”) Loans
In June 2022, we closed on a qualified NMTC financing transaction. The NMTC program is intended to induce capital investment in qualifying communities by permitting taxpayers to claim credits against their federal income taxes for up to 39% of qualified investments in the equity of community development entities (“CDEs”).
In this transaction, we borrowed $31.4 million from a bank (“Bank A”) then made a $31.4 million loan to an investment fund, into which another bank (“Bank B”) made a capital contribution of $12.8 million. The investment fund then contributed $42.0 million to four CDEs, which, in turn, loaned it to us. The $42.0 million accrues interest at a weighted average rate of 2.9% per annum, of which $34.1 million matures in its entirety in June 2029, while $7.9 million could be prepaid starting in 2029 and through 2052. The net proceeds we received are generally restricted to funding a portion of the costs of the acquisition, construction, equipping, and financing of our wood pellet production plant to be located in Epes, Alabama (the “Epes plant”).
By virtue of the capital contribution, Bank B is entitled to substantially all of the tax benefits derived from the NMTC, while we effectively received net loan proceeds equal to the capital contribution of $12.8 million. This transaction includes a put/call provision whereby we may be obligated or entitled to repurchase the interest of Bank B in the investment fund, which we believe they will exercise in June 2029. The value attributed to the put/call is de minimis. We determined that the investment fund and CDEs constitute variable interest entities where we are the primary beneficiary, and, as a result, we consolidate those entities. The $31.4 million loan is presented on our condensed consolidated balance sheet within long-term debt and finance lease obligations, while the $12.8 million contribution is presented within other long-term liabilities as we expect the put/call will be exercised for a de minimis value, both net of their proportionate share of direct and incremental transaction costs.
As of June 30, 2022, we were in compliance with the covenants and restrictions associated with, and no events of default existed under, the NMTC loans.
(11) Income Taxes
The Company’s provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective tax rate for the three and six months ended June 30, 2022 was 0.0% and 0.0%, respectively. The effective tax rate for the three and six months ended June 30, 2021 was 1.0% and 1.9%, respectively. The effective tax rate for the three and six months ended June 30, 2022 was primarily due to the full valuation allowance against the net deferred tax asset. The effective tax rate for the three and six months ended June 30, 2021 was driven by the income taxes recorded for the corporate subsidiaries under the partnership structure.
(12) Equity
Issuance of Common Shares
In January 2022, we issued 4,945,000 shares of common stock at a price of $70.00 per share for total net proceeds of $332.8 million, after deducting $13.4 million of issuance costs. We intend to use the net proceeds of $332.8 million to fund a portion of our capital expenditures related to ongoing development projects.
Dividend Reinvestment
Pursuant to the dividend reinvestment plan established in connection with the Simplification Transaction, we issued 104,765 shares of common stock in lieu of cash dividends of $8.3 million during the three months ended June 30, 2022 and issued 215,152 shares of common stock in lieu of cash dividends of $16.2 million during the six months ended June 30, 2022 to the owners of our former sponsor.

ENVIVA INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
Cash Dividends and Distributions
The following table details cash dividends and distributions paid or declared:

Quarter Ended	Declaration Date	Record Date	Payment Date	Per Share or Unit(1)
June 30, 2021	July 27, 2021	August 13, 2021	August 27, 2021	$0.815
September 30, 2021	November 3, 2021	November 15, 2021	November 26, 2021	$0.840
December 31, 2021	February 2, 2022	February 14, 2022	February 25, 2022	$0.860
March 31, 2022	May 4, 2022	May 16, 2022	May 27, 2022	$0.905
June 30, 2022	August 3, 2022	August 15, 2022	August 26, 2022	$0.905
(1)Prior to December 31, 2021, distributions were paid by the Partnership.
(13) Equity-Based Awards
Enviva Inc. Long-Term Incentive Plan (“LTIP”)
Affiliate Grants
The following table summarizes information regarding restricted stock unit awards (the “Affiliate Grants”) under the LTIP:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units		Total Affiliate Grant Restricted Stock Units
	Units	Weighted-Average Grant Date Fair Value (per unit)(1)	Units	Weighted-Average Grant Date Fair Value (per unit)(1)	Units	Weighted-Average Grant Date Fair Value (per unit)(1)
Nonvested December 31, 2021	1,002,061	$40.82	608,117	$38.56	1,610,178	$39.97
Granted	217,939	$72.20	116,224	$93.05	334,163	$79.45
Forfeitures	(61,768)	$50.15	(21,871)	$48.88	(83,639)	$49.82
Vested	(244,721)	$30.25	(158,637)	$30.24	(403,358)	$30.24
Nonvested June 30, 2022	913,511	$50.48	543,833	$52.25	1,457,344	$51.14
(1) Determined by dividing the aggregate grant date fair value of awards by the number of units.
The unrecognized estimated non-cash equity-based compensation expense relating to outstanding Affiliate Grants as of June 30, 2022 was $51.6 million, which will be recognized over the remaining vesting period.
Director Grants
The following table summarizes information regarding restricted stock unit awards to independent directors of the Company under the LTIP:

	Time-Based Restricted Stock Units
	Units	Weighted-Average Grant Date Fair Value (per unit)(1)
Nonvested December 31, 2021	14,234	$48.48
Granted	18,732	$72.07
Vested	(14,219)	$48.54
Nonvested June 30, 2022	18,747	$72.07
(1) Determined by dividing the aggregate grant date fair value of awards by the number of units.
Restricted Shares
Certain employees previously received Series B units of our former sponsor that were intended to constitute “profits interests” as defined by the Internal Revenue Service that, due to the Simplification Transaction, converted into common units of the Partnership. The common shares subject to restriction will have their restrictions released as follows: one-third on each of December 31, 2022, 2023, and 2024. The unrecognized estimated non-cash equity-based compensation and other expense

ENVIVA INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
relating to outstanding common shares subject to restriction as of June 30, 2022 was $39.4 million, which will be recognized over the remaining vesting period.
(14) Net Loss per Enviva Inc. Common Share
Net loss per basic and diluted Enviva Inc. common share were computed as follows:

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
Net loss attributable to Enviva Inc.	$(27,337)	$(72,644)
Dividend equivalent rights paid on time-based restricted stock units	(837)	(1,799)
Net loss attributable to Enviva Inc. common stockholders	$(28,174)	$(74,443)
Weighted average shares outstanding - basic and diluted	66,604	65,820
Net loss per common share - basic and diluted	$(0.42)	$(1.13)
As Holdings was the surviving entity for accounting purposes, the historical financial results prior to the Simplification Transaction are those of Holdings. Given that and the recapitalization, the number of outstanding units for the portion of 2021 prior to the Simplification Transaction constitutes the 16.0 million units issued to the owners of the former sponsor.
(15) Subsequent Event
Tax-Exempt Green Bond Offering
In July 2022, the Industrial Development Authority of Sumter County, Alabama issued its Exempt Facilities Revenue Bonds (the “Tax-Exempt Green Bonds”) in the aggregate principal amount of $250.0 million. The proceeds of the offering were loaned to us pursuant to a Loan and Guaranty Agreement constituting a senior unsecured obligation to fund all or a portion of the costs of the acquisition, construction, equipping, and financing of the Epes plant and to pay costs of the offering. The Tax-Exempt Green Bonds, which were issued at par, bear interest at an annual rate of 6%, and mature in 2052, with the option for holders to redeem at par in 2032.

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
Simplification Transaction
On October 14, 2021, the Partnership acquired our former sponsor and the former GP, and the incentive distribution rights held by our former sponsor were cancelled and eliminated (collectively, the “Simplification Transaction”) in exchange for 16.0 million common units, which were distributed to the owners of our former sponsor. In connection with the Simplification Transaction, we acquired certain assets under development, as well as off-take contracts in varying stages of negotiation. Additionally, our existing management services fee waivers (the “MSA Fee Waivers”) and other support agreements with our former sponsor were consolidated, fixed, and novated to certain owners of our former sponsor. Under the consolidated support agreement, we are entitled to receive quarterly payments (the “Support Payments”) in an aggregate amount of $55.5 million with respect to periods from the fourth quarter of 2021 through the first quarter of 2024. The consolidated financial statements have been retroactively recast to reflect the Simplification Transaction as if the Simplification Transaction occurred on March 18, 2010, the date on which Holdings was originally organized, instead of October 14, 2021, the closing date of the Simplification Transaction.
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
We own and operate ten plants (collectively, “our plants”) with a combined production capacity of approximately 6.2 million metric tons (“MT”) of wood pellets per year (“MTPY”) in Virginia, North Carolina, South Carolina, Georgia, Florida, and Mississippi, the production of which is fully contracted, with many of our contracts extending well into the 2040s. We export our wood pellets to global markets through our deep-water marine terminal at the Port of Chesapeake, Virginia, terminal assets at the Port of Wilmington, North Carolina and the Port of Pascagoula, Mississippi, and from third-party deep-water marine terminals in Savannah, Georgia, Mobile, Alabama, and Panama City, Florida. In July 2022, we commenced construction of our fully contracted wood pellet production plant in Epes, Alabama (the “Epes plant”). All of our facilities are located in geographic regions with low input costs and favorable transportation logistics. Owning these cost-advantaged assets in a rapidly expanding industry provides us with a platform to generate stable and growing cash flows. Our plants are sited in robust fiber baskets providing stable pricing for the low-grade fiber used to produce wood pellets. Our raw materials are byproducts of traditional timber harvesting, principally low-value wood materials, such as trees generally not suited for sawmilling or other manufactured forest products, and tree tops and limbs, understory, brush, and slash that are generated in a harvest.
Our sales strategy is to fully contract the wood pellet production from our plants under long-term, take-or-pay off-take contracts with a diversified and creditworthy customer base. Our long-term off-take contracts typically provide for fixed-price deliveries that often include provisions that escalate the price over time and provide for other margin protection. For 2022, our production capacity from our wood pellet production plants is contracted under our existing long-term, take-or-pay off-take contracts.
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
Recent Developments
Product Sales Contracted Backlog
Our volumes under our firm and contingent long-term, take-or-pay off-take contracts provide for a product sales backlog of $21.7 billion and have a total weighted-average remaining term of 14.2 years from July 1, 2022. This amount includes forward prices related to variable consideration including inflation, foreign currency, and commodity prices. Also, this amount includes the effects of the related foreign currency derivative contracts.
Financing Activities
In June 2022, we amended our senior secured revolving credit facility to extend the maturity date from April 2026 to June 2027, and to increase the maximum Total Leverage Ratio (as defined in the credit agreement) from 5.00:1.00 to 5.50:1.00 (and from 5.25:1.00 to 5.75:1.00 during a Material Transaction Period (as defined in the credit agreement)).
New Markets Tax Credit (“NMTC”) Loans
In June 2022, we borrowed $42.0 million where the net proceeds are generally restricted to funding a portion of the costs of the acquisition, construction, equipping, and financing of the Epes plant. The NMTC financing accrues interest at a weighted average rate of 2.9% per annum. Of the $42.0 million, $34.1 million matures in its entirety in June 2029, while $7.9 million could be prepaid quarterly starting in 2029 and through 2052.
Issuance of Common Shares
In January 2022, we issued 4,945,000 shares of common stock at a price of $70.00 per share for total net proceeds of $332.8 million, after deducting $13.4 million of issuance costs. We intend to use the net proceeds of $332.8 million to fund a portion of our capital expenditures related to ongoing development projects.

Tax-Exempt Green Bond Offering
In July 2022, the Industrial Development Authority of Sumter County, Alabama issued its Exempt Facilities Revenue Bonds (the “Tax-Exempt Green Bonds”) in the aggregate principal amount of $250.0 million. The proceeds of the offering were loaned to us pursuant to a Loan and Guaranty Agreement constituting a senior unsecured obligation to fund a portion of the costs of the acquisition, construction, equipping, and financing of the Epes plant and to pay costs of the offering. The Tax-Exempt Green Bonds, which were issued at par, bear interest at an annual rate of 6%, and mature in 2052, with the option for holders to redeem at par in 2032.
Factors Impacting Comparability of Our Financial Results
Omicron Variant of Novel Coronavirus
During the three months ended March 31, 2022, the Omicron variant of COVID-19 significantly impacted our operations and resulted in $15.2 million of incremental costs. Our contractors and supply chain partners experienced labor-related and other challenges associated with COVID-19 that had a more pronounced than anticipated impact on our operations and project execution schedule. In addition, the prevalence of the Omicron variant of COVID-19 and increased rates of infection across areas in which we operate affected the availability of healthy workers from time to time at our facilities and we experienced increased rates of absence in our hourly workforce as workers who contracted COVID-19 quarantined at home. These absences contributed to reduced facility availability and, in some cases, reduced aggregate production levels. For more information about the effects of COVID-19 on the six months ended June 30, 2022, please see below under “Results of Operations.”
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

2021 Non-Recast Presentation
The three and six months ended June 30, 2021 were calculated on a recast basis in accordance with accounting principles generally accepted in the United States (“GAAP”) to reflect the consolidated performance of Enviva and our former sponsor as if Enviva had bought the former sponsor at inception instead of October 14, 2021, the closing date of the Simplification Transaction. In addition, we are also presenting results for the three and six months ended June 30, 2021, calculated on a non-GAAP basis that combines (i) the actual performance of Enviva for the three and six months ended June 30, 2021 on a non-recast basis, and (ii) our consolidated performance, calculated on a recast basis in accordance with GAAP, inclusive of the assets and operations acquired as part of the Simplification Transaction, for the three and six months ended June 30, 2021 (the “Non-Recast Presentation”). We believe the Non-Recast Presentation provides investors with relevant information to evaluate our financial and operating performance because it reflects Enviva’s actual and historically reported performance on a stand-alone basis and on a consolidated basis for the three and six months ended June 30, 2021.
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
Results of Operations
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

	Three Months Ended June 30,		Change
	2022	2021 (Recast)
	(in thousands)
Product sales	$293,615	$271,242	$22,373
Other revenue	2,706	14,721	(12,015)
Net revenue	296,321	285,963	10,358
Cost of goods sold, excluding items below	250,276	234,564	15,712
Loss on disposal of assets	2,282	1,701	581
Selling, general, administrative, and development expenses	27,704	34,548	(6,844)
Depreciation and amortization	28,833	23,179	5,654
Total operating costs and expenses	309,095	293,992	15,103
Loss from operations	(12,774)	(8,029)	(4,745)
Interest expense	(13,959)	(17,481)	3,522
Other (expense) income, net	(611)	399	(1,010)
Net loss before income tax benefit	(27,344)	(25,111)	(2,233)
Income tax benefit	(2)	(260)	258
Net loss	$(27,342)	$(24,851)	$(2,491)

Net revenue
Revenue related to product sales for wood pellets produced or procured by us increased to $293.6 million in the three months ended June 30, 2022 from $271.2 million in the three months ended June 30, 2021. The $22.4 million, or 8%, increase was primarily attributable to a 16% increase in average sale price per MT, partially offset by a 7% decrease in product sales volumes for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.
The increase in average sales price per MT was primarily due to addressing dislocations in our customers’ and other producers’ supply chains, rescheduling certain contracted deliveries into future periods, enabling prompt deliveries to other customers requiring incremental deliveries at elevated spot pricing. Recent biomass spot market prices, as well as the forward curve pricing of certain European indices, have exceeded $300 per MT, representing a substantial premium to the current long-term contracted pricing of roughly $200 to $220 per MT across Enviva’s weighted average portfolio, and we have been able to capture some of that differential during the three months ended June 30, 2022.
The decrease in product sales volumes was primarily due to the timing of shipments that has resulted in an increase in finished goods inventory and less volumes procured from third parties to fulfill product sales during the three months ended June 30, 2022 than during the three months ended June 30, 2021. The decrease in procured volumes was due to a lower availability of third-party pellets resulting from the war in Ukraine and related sanctions.
Other revenue for the three months ended June 30, 2022 and 2021 included $1.5 million and $13.2 million, respectively, in payments to us for adjusting deliveries under our take-or-pay off-take contracts, which otherwise would have been included in product sales and which was recognized under a breakage model based on when the pellets would have been loaded.
Cost of goods sold
Cost of goods sold increased to $250.3 million for the three months ended June 30, 2022 from $234.6 million for the three months ended June 30, 2021, an increase of $15.7 million, or 7%. The increase in cost of goods sold was primarily a result of incremental fiber procurement and energy costs. In addition, we incurred incremental cost of goods sold from the on-going ramp of the Lucedale plant and the commencement of operations of Enviva’s new deep-water marine terminal in Pascagoula, Mississippi (the “Pascagoula terminal”).
Adjusted gross margin and adjusted gross margin per metric ton

	Three Months Ended June 30,		Change
	2022	2021 (Recast)
	(in thousands, except per metric ton)
Reconciliation of gross margin to adjusted gross margin and adjusted gross margin per metric ton:
Gross margin(1)	$16,816	$27,824	$(11,008)
Loss on disposal of assets	2,282	1,701	581
Equity-based compensation and other expense	567	568	(1)
Depreciation and amortization	26,948	21,872	5,076
Changes in unrealized derivative instruments	2,145	(362)	2,507
Acquisition and integration costs and other	(244)	72	(316)
Support Payments	6,236	—	6,236
Adjusted gross margin	$54,750	$51,675	$3,075
Metric tons sold	1,275	1,367	(92)
Adjusted gross margin per metric ton	$42.94	$37.80	$5.14
(1)Gross margin is defined as net revenue less cost of goods sold (including related depreciation and amortization and loss on disposal of assets).
We earned adjusted gross margin of $54.8 million, or $42.94 per MT, for the three months ended June 30, 2022 compared to $51.7 million, or $37.80 per MT, for the three months ended June 30, 2021. The increase in adjusted gross margin was primarily due to the aforementioned increase in net revenue, as well as due to the increase in Support Payments for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, partially offset by the aforementioned increase in cost of goods sold.

Selling, general, administrative, and development expenses
Selling, general, administrative, and development expenses were $27.7 million and $34.5 million for the three months ended June 30, 2022 and 2021, respectively. Selling, general, administrative, and development expenses include costs to develop new markets, corporate and other overhead expenses, and costs of developing new plants or ports (for those that have not yet met the capitalization threshold or costs that are not eligible for capitalization). Once the plant or port is placed in-service, the expenses of a plant or port are classified as cost of goods sold. The $6.8 million decrease in total selling, general, administrative, and development expenses is primarily associated with decreased cash-based compensation and related expenses primarily due to the elimination of activities resulting from the Simplification Transaction.
Depreciation and amortization
Depreciation and amortization expense were $28.8 million and $23.2 million for the three months ended June 30, 2022 and 2021, respectively, primarily due to the Lucedale plant, Pascagoula terminal, and expansion assets placed in service during 2022.
Interest expense
We incurred $14.0 million and $17.5 million of interest expense during the three months ended June 30, 2022 and 2021, respectively. The decrease in interest expense from the prior year was primarily attributable to a lower cost of borrowing due to the extinguishment of the higher rate senior secured green term loan facility as part of the Simplification Transaction.
Income tax
We recorded an insignificant and $0.3 million income tax benefit for the three months ended June 30, 2022 and 2021, respectively.
Adjusted net loss

	Three Months Ended June 30,		Change
	2022	2021 (Recast)
	(in thousands)
Reconciliation of net loss to adjusted net loss:
Net loss	$(27,342)	$(24,851)	$(2,491)
Acquisition and integration costs and other	3,591	1,338	2,253
Support Payments	6,236	—	6,236
Adjusted net loss	$(17,515)	$(23,513)	$5,998

Adjusted EBITDA

	Three Months Ended June 30,		Change
	2022	2021 (Recast)
	(in thousands)
Reconciliation of net loss to adjusted EBITDA:
Net loss	$(27,342)	$(24,851)	$(2,491)
Add:
Depreciation and amortization	28,833	23,179	5,654
Interest expense	13,959	17,481	(3,522)
Income tax benefit	(2)	(260)	258
Equity-based compensation and other expense	9,763	7,504	2,259
Loss on disposal of assets	2,282	1,701	581
Changes in unrealized derivative instruments	2,145	(362)	2,507
Acquisition and integration costs and other	3,592	1,338	2,254
Support Payments	6,236	—	6,236
Adjusted EBITDA	$39,466	$25,730	$13,736
We generated adjusted EBITDA of $39.5 million for the three months ended June 30, 2022 compared to $25.7 million for the three months ended June 30, 2021. The $13.7 million increase was primarily attributable to the factors described above under the headings “Adjusted gross margin and adjusted gross margin per metric ton” and “Selling, general, administrative, and development expenses.”
Distributable cash flow
The following is a reconciliation of adjusted EBITDA to distributable cash flow:

	Three Months Ended June 30,		Change
	2022	2021 (Recast)
	(in thousands)
Reconciliation of adjusted EBITDA to distributable cash flow attributable to Enviva:
Adjusted EBITDA	$39,466	$25,730	$13,736
Less:
Interest expense, net of amortization of debt issuance costs, debt premium, and original issue discount	13,348	16,075	(2,727)
Maintenance capital expenditures	4,787	3,940	847
Distributable cash flow attributable to Enviva Inc.	21,331	5,715	15,616
Less: Distributable cash flow attributable to incentive distribution rights	—	10,708	(10,708)
Distributable cash flow attributable to Enviva Inc. or Enviva Partners, LP limited partners	$21,331	$(4,993)	$26,324

The following table presents a reconciliation of net loss to adjusted EBITDA and distributable cash flow for the three months ended June 30, 2021, on a recast basis and non-recast basis:

	Three Months Ended June 30, 2021
	Recast	Adjustments	Non-Recast
	(in millions)
Net (loss) income	$(24.8)	$27.5	$2.7
Add:
Depreciation and amortization	23.2	(0.9)	22.3
Interest expense	17.4	(4.7)	12.7
Income tax benefit	(0.2)	0.2	—
Equity-based compensation and other expense	7.5	(4.8)	2.7
Loss on disposal of assets	1.7	—	1.7
Changes in unrealized derivative instruments	(0.4)	—	(0.4)
Acquisition and integration costs and other	1.3	(0.4)	0.9
MSA Fee Waivers	—	6.3	6.3
Adjusted EBITDA	25.7	23.2	48.9
Less:
Interest expense, net of amortization of debt issuance costs, debt premium, and original issue discount	9.8	2.2	12.0
Maintenance capital expenditures	3.9	—	3.9
Distributable cash flow	$12.0	$21.0	$33.0
The following is a reconciliation of net loss to adjusted EBITDA and distributable cash flow for the three months ended June 30, 2022 and the three months ended June 30, 2021 on a non-recast basis:

	Three Months Ended June 30,
	2022	2021	Change
	(in millions)
Net (loss) income	$(27.3)	$2.7	$(30.0)
Add:
Depreciation and amortization	28.8	22.3	6.5
Interest expense	14.0	12.7	1.3
Equity-based compensation and other expense	9.8	2.7	7.1
Loss on disposal of assets	2.3	1.7	0.6
Changes in unrealized derivative instruments	2.1	(0.4)	2.5
Acquisition and integration costs and other	3.6	0.9	2.7
Support Payments and MSA Fee Waivers	6.2	6.3	(0.1)
Adjusted EBITDA	39.5	48.9	(9.4)
Less:
Interest expense, net of amortization of debt issuance costs, debt premium, and original issue discount	13.3	12.0	1.3
Maintenance capital expenditures	4.8	3.9	0.9
Distributable cash flow	$21.4	$33.0	$(11.6)

Results of Operations
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

	Six Months Ended June 30,		Change
	2022	2021 (Recast)
	(in thousands)
Product sales	$524,527	$495,772	$28,755
Other revenue	4,776	31,812	(27,036)
Net revenue	529,303	527,584	1,719
Cost of goods sold, excluding items below	461,312	432,266	29,046
Loss on disposal of assets	3,183	3,345	(162)
Selling, general, administrative, and development expenses	61,395	65,890	(4,495)
Depreciation and amortization	51,392	44,700	6,692
Total operating costs and expenses	577,282	546,201	31,081
Loss from operations	(47,979)	(18,617)	(29,362)
Interest expense	(23,929)	(30,858)	6,929
Other (expense) income, net	(727)	508	(1,235)
Net loss before income tax expense (benefit)	(72,635)	(48,967)	(23,668)
Income tax expense (benefit)	14	(941)	955
Net loss	$(72,649)	$(48,026)	$(24,623)
Net revenue
Revenue related to product sales for wood pellets produced or procured by us increased to $524.5 million in the six months ended June 30, 2022 from $495.8 million in the six months ended June 30, 2021. The $28.8 million, or 6%, increase was primarily attributable to a 12% increase in average sale price per MT, partially offset by a 6% decrease in product sales volumes for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.
The increase in average sales price per MT was primarily due to addressing dislocations in our customers’ and other producers’ supply chains, rescheduling certain contracted deliveries into future periods, enabling prompt deliveries to other customers requiring incremental deliveries at elevated spot pricing. Recent biomass spot market prices, as well as the forward curve pricing of certain European indices, have exceeded $300 per MT, representing a substantial premium to the current long-term contracted pricing of roughly $200 to $220 per MT across Enviva’s weighted average portfolio, and we have been able to capture some of that differential during the six months ended June 30, 2022.
The decrease in product sales volumes was primarily due to the timing of shipments that has resulted in an increase in finished goods inventory and less volumes procured from third parties to fulfill product sales during the six months ended June 30, 2022 than during the six months ended June 30, 2021. The decrease in procured volumes was due to a lower availability of third-party pellets resulting from the war in Ukraine and related sanctions. For the three months ended March 31, 2022, product sales revenue from produced volumes were dampened as a result of labor-related and other challenges associated with COVID-19 experienced by our employees, contractors, and supply chain partners that, in some cases, resulted in curtailment of our operations that had a more pronounced than anticipated impact on our operations and project execution.
Other revenue for the six months ended June 30, 2022 and 2021 included $2.3 million and $29.3 million, respectively, in payments to us for adjusting deliveries under our take-or-pay off-take contracts, which otherwise would have been included in product sales and which was recognized under a breakage model based on when the pellets would have been loaded.
Cost of goods sold
Cost of goods sold increased to $461.3 million for the six months ended June 30, 2022 from $432.3 million for the six months ended June 30, 2021, an increase of $29.0 million, or 7%. The increase in cost of goods sold was primarily a result of incremental fiber logistics, energy, and wood pellet distribution costs. In particular, during the three months ended March 31, 2022, we experienced labor-related and other challenges associated with COVID-19 with our employees, contractors and supply chain partners that had a more pronounced than anticipated impact on our operations and project execution. Furthermore, we incurred incremental cost of goods sold from the on-going ramp of the Lucedale plant and the commencement of operations of the Pascagoula terminal.

Adjusted gross margin and adjusted gross margin per metric ton

	Six Months Ended June 30,		Change
	2022	2021 (Recast)
	(in thousands, except per metric ton)
Reconciliation of gross margin to adjusted gross margin and adjusted gross margin per metric ton:
Gross margin(1)	$16,555	$49,644	$(33,089)
Loss on disposal of assets	3,183	3,345	(162)
Equity-based compensation and other expense	1,301	1,136	165
Depreciation and amortization	48,254	42,328	5,926
Changes in unrealized derivative instruments	535	798	(263)
Acquisition and integration costs and other	2,557	72	2,485
Effects of COVID-19	13,942	—	13,942
Effects of the war in Ukraine	5,051	—	5,051
Support Payments	14,085	—	14,085
Adjusted gross margin	$105,463	$97,323	$8,140
Metric tons sold	2,371	2,516	(145)
Adjusted gross margin per metric ton	$44.48	$38.68	$5.80
(1)Gross margin is defined as net revenue less cost of goods sold (including related depreciation and amortization and loss on disposal of assets).
We earned adjusted gross margin of $105.5 million, or $44.48 per MT, for the six months ended June 30, 2022 compared to $97.3 million, or $38.68 per MT, for the six months ended June 30, 2021. The increase in adjusted gross margin was primarily due to the aforementioned increase in net revenue and due to the increase in Support Payments partially offset by incremental fiber logistics, energy, and wood pellet distribution costs.
The Omicron variant of COVID-19 significantly impacted our operations and resulted in $13.9 million of incremental costs during the six months ended June 30, 2022, all of which were incurred during the three months ended March 31, 2022.
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
The war in Ukraine impacted our operations and resulted in $5.1 million of incremental costs during the six months ended June 30, 2022, all of which were incurred during the three months ended March 31, 2022.
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
Due to the increased average sales price per MT and the reduction in sales volumes as described above and after excluding the aforementioned incremental fiber logistics, energy, and wood pellet distribution costs, adjusted gross margin increased during the six months ended June 30, 2022 compared to the six months ended June 30, 2021.
Selling, general, administrative, and development expenses
Selling, general, administrative, and development expenses were $61.4 million and $65.9 million for the six months ended June 30, 2022 and 2021, respectively. The $4.5 million decrease in total selling, general, administrative, and development expenses is primarily associated with decreased cash-based compensation and consulting expenses primarily due to the elimination of activities resulting from the Simplification Transaction.
Depreciation and amortization
Depreciation and amortization expense were $51.4 million and $44.7 million for the six months ended June 30, 2022 and 2021, respectively, primarily due to the Lucedale plant, Pascagoula terminal, and expansion assets placed in service.
Interest expense
We incurred $23.9 million and $30.9 million of interest expense during the six months ended June 30, 2022 and 2021, respectively. The decrease in interest expense from the prior year was primarily attributable to a lower cost of borrowing due to the extinguishment of the higher rate senior secured green term loan facility as part of the Simplification Transaction.
Income tax
We recorded an insignificant income tax expense for the six months ended June 30, 2022 and $0.9 million of income tax benefit during the six months ended June 30, 2021.
Adjusted net loss

	Six Months Ended June 30,		Change
	2022	2021 (Recast)
	(in thousands)
Reconciliation of net loss to adjusted net loss:
Net loss	$(72,649)	$(48,026)	$(24,623)
Acquisition and integration costs and other	14,369	1,495	12,874
Effects of COVID-19	15,189	—	15,189
Effects of the war in Ukraine	5,051	—	5,051
Support Payments	14,085	—	14,085
Adjusted net loss	$(23,955)	$(46,531)	$22,576
Adjusted EBITDA

	Six Months Ended June 30,		Change
	2022	2021 (Recast)
	(in thousands)
Reconciliation of net loss to adjusted EBITDA:
Net loss	$(72,649)	$(48,026)	$(24,623)
Add:
Depreciation and amortization	51,392	44,700	6,692
Interest expense	23,929	30,858	(6,929)
Income tax expense (benefit)	14	(941)	955
Equity-based compensation and other expense	20,917	15,192	5,725
Loss on disposal of assets	3,183	3,345	(162)
Changes in unrealized derivative instruments	535	798	(263)
Acquisition and integration costs and other	14,370	1,495	12,875
Effects of COVID-19	15,189	—	15,189
Effects of the war in Ukraine	5,051	—	5,051
Support Payments	14,085	—	14,085
Adjusted EBITDA	$76,016	$47,421	$28,595
We generated adjusted EBITDA of $76.0 million for the six months ended June 30, 2022 compared to $47.4 million for the six months ended June 30, 2021. The $28.6 million increase was primarily attributable to the factors described above under the headings “Adjusted gross margin and adjusted gross margin per metric ton” and “Selling, general, administrative, and development expenses.”
Distributable cash flow
The following is a reconciliation of adjusted EBITDA to distributable cash flow:

	Six Months Ended June 30,		Change
	2022	2021 (Recast)
	(in thousands)
Reconciliation of adjusted EBITDA to distributable cash flow attributable to Enviva:
Adjusted EBITDA	$76,016	$47,421	$28,595
Less:
Interest expense, net of amortization of debt issuance costs, debt premium, and original issue discount	22,670	28,710	(6,040)
Maintenance capital expenditures	6,682	7,844	(1,162)
Distributable cash flow attributable to Enviva Inc.	46,664	10,867	35,797
Less: Distributable cash flow attributable to incentive distribution rights	—	19,030	(19,030)
Distributable cash flow attributable to Enviva Inc. or Enviva Partners, LP limited partners	$46,664	$(8,163)	$54,827
The following table presents a reconciliation of net loss to adjusted EBITDA and distributable cash flow for the six months ended June 30, 2021, on a recast basis and non-recast basis:

	Six Months Ended June 30, 2021
	Recast	Adjustments	Non-Recast
	(in millions)
Net (loss) income	$(48.0)	$49.2	$1.2
Add:
Depreciation and amortization	44.7	(1.5)	43.2
Interest expense	30.9	(5.6)	25.3
Income tax benefit	(0.9)	0.9	—
Equity-based compensation and other expense	15.2	(9.8)	5.4
Loss on disposal of assets	3.3	—	3.3
Changes in unrealized derivative instruments	0.8	—	0.8
Acquisition and integration costs and other	1.5	(0.5)	1.0
MSA Fee Waivers	—	15.0	15.0
Adjusted EBITDA	47.5	47.7	95.2
Less:
Interest expense, net of amortization of debt issuance costs, debt premium, and original issue discount	28.7	(4.7)	24.0
Maintenance capital expenditures	7.8	—	7.8
Distributable cash flow	$11.0	$52.4	$63.4

The following is a reconciliation of net loss to adjusted EBITDA and distributable cash flow for the six months ended June 30, 2022 and the six months ended June 30, 2021 on a non-recast basis:

	Six Months Ended June 30,
	2022	2021	Change
	(in millions)
Net (loss) income	$(72.6)	$1.2	$(73.8)
Add:
Depreciation and amortization	51.4	43.2	8.2
Interest expense	23.9	25.3	(1.4)
Equity-based compensation and other expense	20.9	5.4	15.5
Loss on disposal of assets	3.2	3.3	(0.1)
Changes in unrealized derivative instruments	0.5	0.8	(0.3)
Acquisition and integration costs and other	14.4	1.0	13.4
Effects of COVID-19	15.2	—	15.2
Effects of the war in Ukraine	5.1	—	5.1
Support Payments and MSA Fee Waivers	14.1	15.0	(0.9)
Adjusted EBITDA	76.1	95.2	(19.1)
Less:
Interest expense, net of amortization of debt issuance costs, debt premium, and original issue discount	22.7	24.0	(1.3)
Maintenance capital expenditures	6.7	7.8	(1.1)
Distributable cash flow	$46.7	$63.4	$(16.7)
Liquidity and Capital Resources
Overview
Our primary sources of liquidity include cash and cash equivalent balances, cash generated from operations, availability under our senior secured revolving credit facility and, from time to time, debt and equity offerings. Our primary liquidity needs are to fund working capital, service our debt, finance greenfield construction projects, growth initiatives, and maintenance capital expenditures, and pay dividends. We believe cash on hand, cash generated from our operations and the availability of our senior secured revolving credit facility will be sufficient to meet our primary liquidity requirements. Similar to previous years, we expect cash generated from operations for the second half of 2022 to be significantly higher than the first half of the year due to the predictable seasonality in our business as well as, in this case, the ramp of production at our newest plant in Lucedale, Mississippi. However, future capital expenditures, such as expenditures made in relation to acquisitions of plants or terminals, plant development and/or plant expansion projects, and other cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive, and other factors beyond our control.
Our liquidity as of June 30, 2022, which included cash on hand (including cash generally restricted to funding a portion of the costs of the acquisition, construction, equipping, and financing of our Epes plant) and availability under our $570.0 million senior secured revolving credit facility, was $184.1 million. Our liquidity as of June 30, 2022 does not include any proceeds resulting from the Tax-Exempt Green Bonds issued in July 2022.
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
We plan to invest $255.0 million to $275.0 million in capital expenditures in 2022. Of that amount, we expect to invest (i) $210.0 million to $220.0 million primarily on the production plant in Lucedale Mississippi which is in the process of ramping production, as well as the Pascagoula terminal, and the construction of the Epes plant, (ii) $30.0 million to $35.0 million primarily on the Multi-Plant Expansions, and (iii) $15.0 million to $20.0 million on maintenance capital expenditures.
Our current financing strategy is to fund acquisitions and construction activities with a combination of cash from operations and debt.
Cash Flows
The following table sets forth a summary of our net cash flows from operating, investing and financing activities for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021 (Recast)
	(in thousands)
Net cash (used in) provided by operating activities	$(68,891)	$62,171
Net cash used in investing activities	(102,405)	(153,983)
Net cash provided by financing activities	201,234	190,399
Net increase in cash, cash equivalents, and restricted cash	$29,938	$98,587
Cash Used in Operating Activities
Net cash used in operating activities was $68.9 million and net cash provided by operating activities was $62.2 million for the six months ended June 30, 2022 and 2021, respectively. The $131.1 million decrease in net cash used in operating activities during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to a decrease in cash from net loss adjusted for non-cash items of $11.5 million and a decrease in cash from changes in working capital of $119.6 million. The decrease in cash from changes in working capital was primarily attributable to a $71.1 million increase in accounts receivable and inventories due to the timing of shipments, and an $11.9 million decrease in accounts payable, accrued liabilities, other current liabilities, and accrued interest due to timing of payments.
Cash Used in Investing Activities
Net cash used in investing activities was $102.4 million and $154.0 million for the six months ended June 30, 2022 and 2021, respectively. The $51.6 million decrease in cash used in investing activities during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to the timing of capital expenditures at the Lucedale plant, Pascagoula terminal, and on various expansion projects.
Cash Provided by Financing Activities
Net cash provided by financing activities was $201.2 million and $190.4 million for the six months ended June 30, 2022 and 2021, respectively. The $10.8 million increase in net cash provided by financing activities during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily attributable to cash used to acquire a noncontrolling interest of $130.1 million during the six months ended June 30, 2021, an increase in proceeds from the issuance of common shares or units of $118.1 million, a decrease in net proceeds from debt of $174.5 million, and an increase in cash dividends or distributions and equivalent rights of $60.7 million.
Off‑Balance Sheet Arrangements
As of June 30, 2022, we did not have any off‑balance sheet arrangements.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates, and assumptions that affect the amounts reported in our unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. We provide expanded discussion of our significant accounting policies, estimates, and judgments in our 2021 Form 10‑K. We believe these accounting policies reflect our significant estimates and assumptions used in preparation of our financial statements. There have been no significant changes to our critical accounting policies and estimates since December 31, 2021.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our exposure to market risk as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Exchange Act) was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of June 30, 2022.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
EXHIBIT INDEX

Exhibit Number	Exhibit
3.1	Certificate of Incorporation of Enviva Inc. (Exhibit 3.1, Form 8-K filed January 3, 2022, File No. 001-37363)
3.2	Bylaws of Enviva Inc. (Exhibit 3.2, Form 8-K filed January 3, 2022, File No. 001-37363)
10.1*†	Fifth Amended and Restated Employment Agreement by and between Enviva Management Company, LLC and Thomas Meth, dated June 4, 2022
10.2*†	Sixth Amended and Restated Employment Agreement by and between Enviva Management Company, LLC and William H. Schmidt, Jr., dated June 4, 2022
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101
The following financial information from Enviva Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Changes in Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Condensed Consolidated Financial Statements.

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

Date: August 3, 2022
	By:	/s/ SHAI S. EVEN
Shai S. Even
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)