Form 10-Q
period 2022-09-30
Enviva Inc.
filed 2022-11-03
CIK 1592057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of October 28, 2022, 66,804,428 shares of common stock were outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
ENVIVA INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except par value and number of shares)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,479	$16,801
Restricted cash	—	1,717
Accounts receivable, net	118,886	97,439
Other accounts receivable	6,190	17,826
Inventories	86,059	57,717
Prepaid expenses and other current assets	14,107	7,230
Total current assets	233,721	198,730
Property, plant, and equipment, net	1,566,698	1,498,197
Operating lease right-of-use assets	103,616	108,846
Goodwill	103,928	103,928
Long-term restricted cash	221,226	—
Other long-term assets	38,206	14,446
Total assets	$2,267,395	$1,924,147
Liabilities and Equity
Current liabilities:
Accounts payable	$30,522	$29,535
Accrued and other current liabilities	139,094	163,306
Current portion of interest payable	16,015	25,060
Current portion of long-term debt and finance lease obligations	29,294	39,105
Total current liabilities	214,925	257,006
Long-term debt and finance lease obligations	1,505,224	1,232,441
Long-term operating lease liabilities	117,012	122,252
Deferred tax liabilities, net	30	36
Other long-term liabilities	48,713	41,748
Total liabilities	1,885,904	1,653,483
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value, 100,000,000 shares authorized, none issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 600,000,000 shares authorized, 66,804,428 and 61,137,744 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	67	61
Additional paid-in capital	519,968	317,998
Accumulated deficit	(90,900)	—
Accumulated other comprehensive income	98	299
Total Enviva Inc.'s equity	429,233	318,358
Noncontrolling interests	(47,742)	(47,694)
Total equity	381,491	270,664
Total liabilities and equity	$2,267,395	$1,924,147
See accompanying notes to condensed consolidated financial statements.

ENVIVA INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except shares or units, per share or per unit amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021 (Recast)	2022	2021 (Recast)
Product sales	$322,978	$229,698	$847,505	$725,470
Other revenue	2,682	8,128	7,458	39,940
Net revenue	325,660	237,826	854,963	765,410
Operating costs and expenses:
Cost of goods sold, excluding items below	257,542	199,943	718,854	632,209
Loss on disposal of assets	4,035	3,916	7,218	7,261
Selling, general, administrative, and development expenses	30,407	33,898	91,802	99,788
Depreciation and amortization	34,930	23,285	86,322	67,985
Total operating costs and expenses	326,914	261,042	904,196	807,243
Loss from operations	(1,254)	(23,216)	(49,233)	(41,833)
Other (expense) income:
Interest expense	(18,704)	(15,463)	(42,633)	(46,321)
Other income (expense), net	1,671	(37)	944	471
Total other expense, net	(17,033)	(15,500)	(41,689)	(45,850)
Net loss before income tax expense (benefit)	(18,287)	(38,716)	(90,922)	(87,683)
Income tax expense (benefit)	12	(2,893)	26	(3,834)
Net loss	(18,299)	(35,823)	(90,948)	(83,849)
Less net loss attributable to noncontrolling interests	43	7,799	48	18,622
Net loss attributable to Enviva Inc.	$(18,256)	$(28,024)	$(90,900)	$(65,227)
Net loss per Enviva Inc. common share or unit:(1)
Basic and diluted	$(0.29)	$(1.75)	$(1.41)	$(4.08)
Weighted-average number of shares or units outstanding:
Basic and diluted	66,724	16,000	66,125	16,000
(1) Effective December 31, 2021, units were converted into shares due to the Company’s conversion from a partnership to a corporation.
See accompanying notes to condensed consolidated financial statements.

ENVIVA INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021 (Recast)	2022	2021 (Recast)
Net loss	$(18,299)	$(35,823)	$(90,948)	$(83,849)
Other comprehensive loss, net of tax of $0
Currency translation adjustment	(96)	8	(201)	24
Total comprehensive loss	(18,395)	(35,815)	(91,149)	(83,825)
Less comprehensive loss attributable to noncontrolling interests	43	7,799	48	18,622
Comprehensive loss attributable to Enviva Inc.	$(18,352)	$(28,016)	$(91,101)	$(65,203)
See accompanying notes to condensed consolidated financial statements.

ENVIVA INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Equity
(In thousands, except per share amounts and Series B Units)
(Unaudited)

	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Equity Attributable to Enviva Inc.	Noncontrolling Interests	Total Equity

	Shares	Amount
Equity, December 31, 2021	61,138	$61	$317,998	$—	$299	$318,358	$(47,694)	$270,664
Issuance of common shares, net	4,945	5	333,186	—	—	333,191	—	333,191
Dividends declared ($0.860 per share)	—	—	(58,957)	—	—	(58,957)	—	(58,957)
Common shares issued in lieu of dividends	110	—	7,839	—	—	7,839	—	7,839
Payments for withholding tax and number of shares issued associated with Long-Term Incentive Plan vesting	366	1	(16,365)	—	—	(16,364)	—	(16,364)
Non-cash equity-based compensation and other expense	—	—	10,235	—	—	10,235	—	10,235
Other comprehensive loss	—	—	—	—	(32)	(32)	—	(32)
Net loss	—	—	—	(45,307)	—	(45,307)	—	(45,307)
Equity, March 31, 2022	66,559	$67	$593,936	$(45,307)	$267	$548,963	$(47,694)	$501,269
Dividends declared ($0.905 per share)	—	—	(61,837)	—	—	(61,837)	—	(61,837)
Issuance of common shares, net	—	—	(428)	—	—	(428)	—	(428)
Common shares issued in lieu of dividends	105	—	8,349	—	—	8,349	—	8,349
Payments for withholding tax and number of shares issued associated with Long-Term Incentive Plan vesting	8	—	(213)	—	—	(213)	—	(213)
Non-cash equity-based compensation and other expense	—	—	9,848	—	—	9,848	—	9,848
Support Payments	—	—	4,197	—	—	4,197	—	4,197
Other comprehensive loss	—	—	—	—	(73)	(73)	—	(73)
Net loss	—	—	—	(27,337)	—	(27,337)	(5)	(27,342)
Equity, June 30, 2022	66,672	$67	$553,852	$(72,644)	$194	$481,469	$(47,699)	$433,770
Dividends declared ($0.905 per share)	—	—	(62,044)	—	—	(62,044)	—	(62,044)
Issuance of common shares, net	—	—	(38)	—	—	(38)	—	(38)
Common shares issued in lieu of dividends	124	—	8,443	—	—	8,443	—	8,443
Payments for withholding tax and number of shares issued associated with Long-Term Incentive Plan vesting	8	—	(235)	—	—	(235)	—	(235)
Non-cash equity-based compensation and other expense	—	—	10,169	—	—	10,169	—	10,169
Support Payments	—	—	9,821	—	—	9,821	—	9,821
Other comprehensive loss	—	—	—	—	(96)	(96)	—	(96)
Net loss	—	—	—	(18,256)	—	(18,256)	(43)	(18,299)
Equity, September 30, 2022	66,804	$67	$519,968	$(90,900)	$98	$429,233	$(47,742)	$381,491
See accompanying notes to condensed consolidated financial statements.

ENVIVA INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Equity (Continued)
(In thousands, except Series B Units)
(Unaudited)

	Series A		Series B
	Units	Amount	Units	Amount	Equity Attributable to Enviva Inc.	Noncontrolling Interests	Total Equity
Equity, December 31, 2020	784,980	$(92,703)	2,500	$13,865	$(78,838)	$488,498	$409,660
Acquisition of noncontrolling interest	—	(45,317)	—	—	(45,317)	(108,031)	(153,348)
Cash distributions	—	—	—	—	—	(22,238)	(22,238)
Non-cash equity-based compensation and other expense, net of payments for withholding tax associated with Long-Term Incentive Plan vesting	—	—	—	2,404	2,404	(3,294)	(890)
Contribution of assets	—	—	—	—	—	389	389
Other comprehensive income	—	8	—	—	8	7	15
Net loss	—	(15,871)	—	—	(15,871)	(7,304)	(23,175)
Equity, March 31, 2021	784,980	$(153,883)	2,500	$16,269	$(137,614)	$348,027	$210,413
Acquisition of noncontrolling interest	—	(107)	—	—	(107)	107	—
Issuance of Enviva Partners, LP common units, net	—	—	—	—	—	214,534	214,534
Cash distributions	—	—	—	—	—	(22,229)	(22,229)
Non-cash equity-based compensation and other expense, net of payments for withholding tax associated with Long-Term Incentive Plan vesting	—	—	—	2,404	2,404	2,408	4,812
Other comprehensive income	—	—	—	—	—	1	1
Net loss	—	(21,332)	—	—	(21,332)	(3,519)	(24,851)
Equity, June 30, 2021	784,980	$(175,322)	2,500	$18,673	$(156,649)	$539,329	$382,680
Issuance of Enviva Partners, LP common units, net	—	—	—	—	—	(21)	(21)
Cash distributions	—	—	—	—	—	(27,005)	(27,005)
Non-cash equity-based compensation and other expense, net of payments for withholding tax associated with Long-Term Incentive Plan vesting	—	—	2,500	2,404	2,404	4,504	6,908
Other comprehensive income	—	4	—	—	4	4	8
Net loss	—	(28,024)	—	—	(28,024)	(7,799)	(35,823)
Equity, September 30, 2021	784,980	$(203,342)	5,000	$21,077	$(182,265)	$509,012	$326,747
See accompanying notes to condensed consolidated financial statements.

ENVIVA INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021 (Recast)
Cash flows from operating activities:
Net loss	$(90,948)	$(83,849)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	86,322	67,985
Amortization of debt issuance costs, debt premium, and original issue discounts	2,055	2,713
Loss on disposal of assets	7,218	7,261
Deferred taxes	—	(3,873)
Non-cash equity-based compensation and other expense	30,222	22,459
Other	958	—
Fair value changes in derivatives	4,673	3,968
Unrealized (gain) loss on foreign currency transactions, net	(208)	16
Change in operating assets and liabilities:
Accounts and other receivables	(9,654)	37,808
Prepaid expenses and other current and long-term assets	(32,564)	1,854
Inventories	(24,609)	(13,438)
Derivatives	(3,983)	(7,649)
Accounts payable, accrued liabilities, and other current liabilities	4,144	14,453
Related-party payables	—	414
Deferred revenue	(180)	(4,172)
Accrued interest	(9,045)	(15,824)
Operating lease liabilities	(11,345)	(4,951)
Other long-term liabilities	(4,608)	7,182
Net cash (used in) provided by operating activities	(51,552)	32,357
Cash flows from investing activities:
Purchases of property, plant, and equipment	(162,449)	(245,173)
Payment for acquisition of a business	(5,000)	—
Net cash used in investing activities	(167,449)	(245,173)
Cash flows from financing activities:
Proceeds from senior secured revolving credit facility, net	1,000	224,500
Principal payments on related-party note payable	—	(20,000)
Proceeds from debt issuance	278,571	321,750
Proceeds from capital contribution of New Market Tax Credit financing	12,307	—
Support payments	14,018	—
Principal payments on other long-term debt and finance lease obligations	(28,134)	(15,842)
Cash paid related to debt issuance costs and deferred offering costs	(5,376)	(8,551)
Proceeds from issuance of Enviva Inc. common shares, net	332,970	214,831
Payments for acquisition of noncontrolling interest	—	(153,348)
Cash dividends or distributions and equivalent rights	(158,356)	(71,415)
Payment for withholding tax associated with Long-Term Incentive Plan vesting	(16,812)	(10,756)
Net cash provided by financing activities	430,188	481,169
Net increase in cash, cash equivalents, and restricted cash	211,187	268,353
Cash, cash equivalents, and restricted cash, beginning of period	18,518	67,675
Cash, cash equivalents, and restricted cash, end of period	$229,705	$336,028
See accompanying notes to condensed consolidated financial statements.

ENVIVA INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021 (Recast)
Non-cash investing and financing activities:
Property, plant, and equipment acquired included in accounts payable and accrued liabilities	$852	$26,484
Supplemental information:
Interest paid, net of capitalized interest	$48,689	$29,362
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
Non-Cash Equity-Based Compensation Expense
During the three and nine months ended September 30, 2022, the performance-based restricted stock awards granted vest dependent on the total shareholder return for Enviva Inc. relative to the constituents of the S&P 500 index over their respective performance periods. Their grant date fair values were determined using a Monte Carlo multivariate pricing model following standard assumptions.
Net Loss per Enviva Inc. Common Share
For the three and nine months ended September 30, 2022, the net loss per Enviva Inc. common share was computed by dividing the net loss attributable to Enviva Inc., after reducing it by the amounts paid for dividend equivalent rights on outstanding time-based restricted stock awards, by the weighted-average number of outstanding Enviva Inc. common shares.
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

ENVIVA INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
The following table presents changes as a result of the Simplification Transaction for the common control entities acquired to previously reported amounts in the unaudited condensed consolidated balance sheet as of September 30, 2021 included in Enviva’s quarterly report on Form 10-Q for the quarter ended September 30, 2021:

	As of September 30, 2021
	As Reported	Common Control Entities Acquired	Total (Recast)
Assets
Current assets:
Cash and cash equivalents	$11,792	$322,519	$334,311
Accounts receivable	86,889	—	86,889
Other accounts receivable	—	14,657	14,657
Related-party receivables, net	6,909	(6,909)	—
Inventories	53,814	4,724	58,538
Prepaid expenses and other current assets	16,055	(9,453)	6,602
Total current assets	175,459	325,538	500,997
Property, plant, and equipment, net	1,395,506	46,501	1,442,007
Operating lease right-of-use assets	58,421	49,208	107,629
Goodwill	99,660	—	99,660
Long-term restricted cash	—	1,717	1,717
Other long-term assets	10,645	1,652	12,297
Total assets	$1,739,691	$424,616	$2,164,307
Liabilities and Equity
Current liabilities:
Accounts payable	$24,698	$1,818	$26,516
Related-party payables	—	900	900
Accrued and other current liabilities	130,543	29,320	159,863
Current portion of interest payable	12,486	1,078	13,564
Current portion of long-term debt and finance lease obligations	11,906	1,049	12,955
Total current liabilities	179,633	34,165	213,798
Long-term debt and finance lease obligations	1,134,706	309,253	1,443,959
Long-term operating lease liabilities	58,566	62,831	121,397
Deferred tax liabilities, net	13,157	8,187	21,344
Other long-term liabilities	26,105	10,957	37,062
Total liabilities	1,412,167	425,393	1,837,560
Commitments and contingencies
Total equity	327,524	(777)	326,747
Total liabilities and equity	$1,739,691	$424,616	$2,164,307
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

ENVIVA INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
The following tables present the changes as a result of the Simplification Transaction to previously reported amounts in the unaudited interim condensed consolidated statements of operations for the three and nine months ended September 30, 2021 included in Enviva’s quarterly report on Form 10-Q for the quarter ended September 30, 2021:

	Three Months Ended September 30, 2021
	As Reported	Common Control Entities Acquired	Total (Recast)
Net revenue	$237,398	$428	$237,826
Income (loss) from operations	10,518	(33,734)	(23,216)
Net loss	(71)	(35,752)	(35,823)
Less net (income) loss attributable to noncontrolling interests	(27)	7,826	7,799
Net loss attributable to Enviva Inc.	(98)	(27,926)	(28,024)

	Nine Months Ended September 30, 2021
	As Reported	Common Control Entities Acquired	Total (Recast)
Net revenue	$763,484	$1,926	$765,410
Income (loss) from operations	37,038	(78,871)	(41,833)
Net income (loss)	1,109	(84,958)	(83,849)
Less net (income) loss attributable to noncontrolling interests	(109)	18,731	18,622
Net income (loss) attributable to Enviva Inc.	1,000	(66,227)	(65,227)
The following tables present the changes as a result of the Simplification Transaction to previously reported amounts in the unaudited interim condensed consolidated statements of cash flows for the nine months ended September 30, 2021 included in Enviva’s quarterly report on Form 10-Q for the quarter ended September 30, 2021:

	Nine Months Ended September 30, 2021
	As Reported	Common Control Entities Acquired	Total (Recast)
Net cash provided by (used in) operating activities	$110,700	$(78,343)	$32,357
Net cash (used in) provided by investing activities	(396,675)	151,502	(245,173)
Net cash provided by financing activities	287,763	193,406	481,169
Net increase in cash, cash equivalents, and restricted cash	$1,788	$266,565	$268,353
(4) Revenue
We disaggregate our revenue into two categories: product sales and other revenue. Product sales includes sales of wood pellets. Other revenue includes fees associated with customer requests to cancel shipments in satisfaction of the related performance obligation and third party terminal services fees. These categories best reflect the nature, amount, timing, and uncertainty of our revenue and cash flows.
Performance Obligations
As of September 30, 2022, the aggregate amount of consideration from contracts with customers allocated to the performance obligations that were unsatisfied or partially satisfied was approximately $19.3 billion. This amount excludes forward prices related to variable consideration including inflation, foreign currency, and commodity prices. Also, this amount excludes the effects of the related foreign currency derivative contracts as they do not represent contracts with customers. We expect to recognize approximately 3.0% of our remaining performance obligations during the remainder of 2022, an additional 8.0% in 2023, and the balance thereafter. Our off-take contracts expire at various times through 2045 and our terminal services contract expires in 2023.

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
Variable consideration from our terminal services contract arises from price increases based on agreed inflation indices and from above-minimum throughput quantities or services. There was no variable consideration from our terminal services contract for the three and nine months ended September 30, 2022 and 2021.
For the three months ended September 30, 2022, product sales revenue was reduced by $0.7 million related to performance obligations satisfied in previous periods. For the nine months ended September 30, 2022, we recognized $0.3 million of product sales revenue related to performance obligations satisfied in previous periods. For the three and nine months ended September 30, 2021, we recognized $0.1 million and $0.4 million, respectively, of product sales revenue related to performance obligations satisfied in previous periods.
Contract Balances
Accounts receivable related to product sales as of September 30, 2022 and December 31, 2021 were $111.6 million and $91.3 million, respectively. Of these amounts, $97.2 million and $61.3 million, as of September 30, 2022 and December 31, 2021 respectively, related to amounts that were not yet billable under our contracts with customers pending finalization of prerequisite billing documentation. The amounts that had not been billed are billed upon receipt of prerequisite billing documentation, where substantially all is typically billed one to two weeks after full loading of the vessel, and where the remaining balance is typically billed one to two weeks after discharge of the vessel. Accounts receivable also include $7.3 million and $6.1 million, as of September 30, 2022 and December 31, 2021 respectively, related to distribution costs recoverable from the customer through the cost pass-through mechanism where the costs and their recovery are included in cost of goods sold.
As of September 30, 2022, we had $17.5 million of contract assets from and $0.4 million of deferred revenue for future performance obligations under contracts associated with off-take contracts. We did not have contract assets from or deferred revenue for future performance obligations under contracts associated with off-take contracts as of December 31, 2021.
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
One rail service provider transports wood pellet production for four of our ten production plants to the applicable terminal.
Our product sales are primarily to industrial customers located in the U.K., Denmark, Japan, Belgium, and the Netherlands. Product sales to third-party customers that accounted for 10% or a greater share of consolidated product sales are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021 (Recast)	2022	2021 (Recast)
Customer A	14%	25%	18%	34%
Customer B	11%	3%	9%	5%
Customer C	3%	21%	9%	19%
Customer D	16%	7%	15%	9%
Customer E	17%	19%	17%	18%
Customer F	10%	5%	10%	5%

ENVIVA INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
(6) Inventories
Inventories consisted of the following as of:

	September 30, 2022	December 31, 2021
Raw materials and work-in-process	$24,563	$21,995
Consumable tooling	28,546	22,952
Finished goods	32,950	12,770
Total inventories	$86,059	$57,717
(7) Property, Plant, and Equipment, net
Property, plant, and equipment, net consisted of the following as of:

	September 30, 2022	December 31, 2021
Land	$26,318	$26,414
Land improvements	65,674	61,850
Buildings	415,099	321,577
Machinery and equipment	1,336,447	859,115
Furniture and office equipment	29,329	24,840
Leasehold improvements	23,362	22,101
Vehicles and others	9,277	8,318
Property, plant, and equipment	1,905,506	1,324,215
Less accumulated depreciation	(483,717)	(395,618)
Property, plant, and equipment, net	1,421,789	928,597
Construction in progress	144,909	569,600
Total property, plant, and equipment, net	$1,566,698	$1,498,197
Total depreciation expense and capitalized interest related to construction in progress were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021 (Recast)	2022	2021 (Recast)
Depreciation expense	$35,215	$23,450	$87,047	$68,482
Capitalized interest related to construction in progress	5,161	5,612	14,098	13,613
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
Our derivative instruments are classified as Level 2 assets or liabilities based on inputs such as forward foreign exchange rates. The fair value of derivative instruments was as follows as of:

		Asset (Liability)
	Balance Sheet Classification	September 30, 2022	December 31, 2021
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts:
	Prepaid expenses and other current assets	$—	$321
	Other long-term assets	—	309
	Accrued and other current liabilities	(1,974)	(1,456)
	Other long-term liabilities	(1,945)	(1,001)
		(3,919)	(1,827)
Bunker fuel swap:
	Prepaid expenses and other current assets	362	—
	Other long-term assets	484	—
		846	—
Total derivatives not designated as hedging instruments		$(3,073)	$(1,827)
Net unrealized and net realized gains and (losses) recorded to earnings were as follows:

			Three Months Ended September 30,		Nine Months Ended September 30,
Classification	Derivative Instrument		2022	2021 (Recast)	2022	2021 (Recast)
Product sales	Foreign currency derivatives	Unrealized	$(1,850)	$4,364	$(2,092)	$3,566
Product sales	Foreign currency derivatives	Realized	(524)	(1,141)	3,543	(3,658)
Cost of goods sold	Bunker fuel swap	Unrealized	1,139	—	846	—
Cost of goods sold	Bunker fuel swap	Realized	(31)	—	(115)	—
Interest expense	Interest rate swap	Unrealized	—	42	—	114
We enter into master netting arrangements designed to permit net settlement of derivative transactions among the respective counterparties. If we had settled all transactions with our respective counterparties at September 30, 2022, we would have paid a net settlement termination payment of $4.0 million, which differs by $0.1 million from the recorded fair value of the derivatives. We present our derivative assets and liabilities at their gross fair values.
The notional amounts of outstanding derivative instruments associated with outstanding or unsettled derivative instruments were as follows as of:

	September 30, 2022	December 31, 2021
Foreign exchange forward contracts in GBP	£17,191	£57,500
Foreign exchange purchased option contracts in GBP	£—	£7,275
Foreign exchange forward contracts in EUR	€3,200	€11,000
Bunker fuel oil swap in MT (not in thousands)	9,800	—

ENVIVA INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
(9) Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following as of:

	September 30, 2022	December 31, 2021
Accrued expenses - compensation and benefits	$22,325	$22,758
Accrued expenses - wood pellet purchases and distribution costs	28,833	34,819
Accrued expenses - operating costs and expenses	44,094	55,463
Accrued capital expenditures	13,548	21,791
Other accrued expenses and other current liabilities	30,294	28,475
Accrued and other current liabilities	$139,094	$163,306
(10) Long-Term Debt and Finance Lease Obligations
Long-term debt and finance lease obligations at carrying value consisted of the following as of:

	September 30, 2022	December 31, 2021
2026 Notes, net of unamortized discount, premium, and debt issuance costs of $2.2 million and $2.6 million as of September 30, 2022 and December 31, 2021, respectively	$747,842	$747,399
Senior secured revolving credit facility	467,000	466,000
Epes Tax-Exempt Green Bond, net of unamortized discount and debt issuance costs of $4.1 million and $0.0 as of September 30, 2022 and December 31, 2021, respectively	245,881	—
New Markets Tax Credit loans, net of unamortized discount and debt issuance costs of $2.5 million and $0.0 as of September 30, 2022 and December 31, 2021, respectively	28,920	—
Seller Note, net of unamortized discount of $0.2 million and $1.1 million as of September 30, 2022 and December 31, 2021, respectively	17,316	36,442
Other loans	4,086	3,273
Finance leases	23,473	18,432
Total long-term debt and finance lease obligations	1,534,518	1,271,546
Less current portion of long-term debt and finance lease obligations	(29,294)	(39,105)
Long-term debt and finance lease obligations, excluding current installments	$1,505,224	$1,232,441
The estimated fair value of debt materially approximated the carrying amount at September 30, 2022 and December 31, 2021.
2026 Notes
As of September 30, 2022 and December 31, 2021, we were in compliance with the covenants and restrictions associated with, and no events of default existed under, the indenture governing the 2026 Notes. The 2026 Notes are guaranteed jointly and severally on a senior unsecured basis by most of our existing subsidiaries and may be guaranteed by certain future restricted subsidiaries.
Senior Secured Revolving Credit Facility
In June 2022, we amended our senior secured revolving credit facility to extend the maturity date from April 2026 to June 2027, and to increase the maximum Total Leverage Ratio (as defined in the credit agreement) from 5.00:1.00 to 5.50:1.00 (and from 5.25:1.00 to 5.75:1.00 during a Material Transaction Period (as defined in the credit agreement)).
As of September 30, 2022 and December 31, 2021, we were in compliance with all covenants and restrictions associated with, and no events of default existed under, our senior secured revolving credit facility. Our obligations under the senior secured revolving credit facility are guaranteed by certain of our subsidiaries and secured by liens on substantially all of our assets; however, the senior secured revolving credit facility is not guaranteed by Enviva Wilmington Holdings, LLC or Enviva Pellets Epes, LLC, or secured by liens on their assets.
As of September 30, 2022 and December 31, 2021, we had $97.9 million and $99.8 million, respectively, available under our senior secured revolving credit facility, net of $5.1 million and $4.2 million, respectively, of letters of credit outstanding.

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
In this transaction, we borrowed $31.4 million from a bank (“Bank A”) then made a $31.4 million loan to an investment fund, into which another bank (“Bank B”) made a capital contribution of $12.8 million. The investment fund then contributed $42.0 million to four CDEs, which, in turn, loaned it to us. The $42.0 million accrues interest at a weighted average rate of 2.9% per annum, of which $34.1 million matures in its entirety in June 2029, while $7.9 million could be prepaid starting in 2029 and through 2052. The net proceeds received are generally restricted to funding a portion of the costs of the acquisition, construction, equipping, and financing of our wood pellet production plant to be located in Epes, Alabama (the “Epes plant”).
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
As of September 30, 2022, we were in compliance with the covenants and restrictions associated with, and no events of default existed under, the NMTC loans.
Epes Tax-Exempt Green Bonds
In July 2022, the Industrial Development Authority of Sumter County, Alabama (the “Issuer”) issued its Exempt Facilities Revenue Bonds (the “Epes Tax-Exempt Green Bonds”) in the aggregate principal amount of $250.0 million. The proceeds of the offering were loaned to us pursuant to a Loan and Guaranty Agreement (the “Loan and Guaranty Agreement”) by and among us, the Issuer, and certain of our subsidiaries as guarantors (the “Loan”). The Loan is our senior unsecured obligation and matures in full on July 15, 2052. The Bonds are subject to mandatory tender for purchase by the Company in July 2032 at a purchase price equal to 100% of the principal amount of the Bonds, plus accrued interest. Such prepayment may be required prior to maturity. Borrowings under the Loan and Guaranty Agreement bear interest at a rate equal to 6.00%. Interest is payable in arrears on January 15 and July 15 of each year, commencing on January 15, 2023. The Company’s obligations under the Loan and Guaranty Agreement are guaranteed by most of the Company’s existing subsidiaries and may be guaranteed by certain future restricted subsidiaries. We received net proceeds of $245.9 million after deducting underwriters’ discount, commissions, and expenses. The net proceeds received are generally restricted to funding a portion of the costs of the acquisition, construction, equipping, and financing of the Epes plant.
As of September 30, 2022, we were in compliance with the covenants and restrictions associated with, and no events of default existed under, the Epes Tax-Exempt Green Bonds.
(11) Income Taxes
The Company’s provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective tax rate for the three and nine months ended September 30, 2022 was 0.0% and 0.0%, respectively. The effective tax rate for the three and nine months ended September 30, 2021 was 7.5% and 4.4%, respectively. The effective tax rate for the three and nine months ended September 30, 2022 was primarily due to the full valuation allowance against the net deferred tax asset. The effective tax rate for the three and nine months ended September 30, 2021 was driven by the income taxes recorded for the corporate subsidiaries under the partnership structure.

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
Dividend Reinvestment
Pursuant to the dividend reinvestment plan established in connection with the Simplification Transaction, we issued 124,418 shares of common stock in lieu of cash dividends of $8.4 million during the three months ended September 30, 2022 and issued 339,570 shares of common stock in lieu of cash dividends of $24.6 million during the nine months ended September 30, 2022 to the owners of our former sponsor.
Cash Dividends and Distributions
The following table details cash dividends and distributions paid or declared:

Quarter Ended	Declaration Date	Record Date	Payment Date	Per Share or Unit(1)
September 30, 2021	November 3, 2021	November 15, 2021	November 26, 2021	$0.840
December 31, 2021	February 2, 2022	February 14, 2022	February 25, 2022	$0.860
March 31, 2022	May 4, 2022	May 16, 2022	May 27, 2022	$0.905
June 30, 2022	August 3, 2022	August 15, 2022	August 26, 2022	$0.905
September 30, 2022	November 2, 2022	November 14, 2022	November 25, 2022	$0.905
(1)Prior to December 31, 2021, distributions were paid by the Partnership.
(13) Equity-Based Awards
Enviva Inc. Long-Term Incentive Plan (“LTIP”)
Employee Awards
The following table summarizes information regarding restricted stock unit awards (the “Employee Awards”) under the LTIP:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units		Total Employee Awards Restricted Stock Units
	Units	Weighted-Average Grant Date Fair Value (per unit)(1)	Units	Weighted-Average Grant Date Fair Value (per unit)(1)	Units	Weighted-Average Grant Date Fair Value (per unit)(1)
Nonvested December 31, 2021	1,002,061	$40.82	608,117	$38.56	1,610,178	$39.97
Granted	243,957	$71.83	118,389	$92.61	362,346	$78.62
Forfeitures	(78,043)	$51.01	(24,064)	$49.02	(102,107)	$50.54
Vested	(255,260)	$30.25	(158,637)	$30.24	(413,897)	$30.24
Nonvested September 30, 2022	912,715	$51.16	543,805	$47.93	1,456,520	$49.96
(1) Determined by dividing the aggregate grant date fair value of awards by the number of units.
The unrecognized estimated non-cash equity-based compensation expense relating to outstanding Employee Awards as of September 30, 2022 was $46.2 million, which will be recognized over the remaining vesting period.

ENVIVA INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
Director Awards
The following table summarizes information regarding restricted stock unit awards to independent directors of the Company under the LTIP:

	Time-Based Restricted Stock Units
	Units	Weighted-Average Grant Date Fair Value (per unit)(1)
Nonvested December 31, 2021	14,234	$48.48
Granted	18,732	$72.07
Vested	(14,219)	$48.54
Nonvested September 30, 2022	18,747	$72.07
(1) Determined by dividing the aggregate grant date fair value of awards by the number of units.
Restricted Shares
Certain employees previously received Series B units of our former sponsor that were intended to constitute “profits interests” as defined by the Internal Revenue Service that, due to the Simplification Transaction, converted into common units of the Partnership which were then converted into common shares. The common shares subject to restriction will have their restrictions released as follows: one-third on each of December 31, 2022, 2023, and 2024. The unrecognized estimated non-cash equity-based compensation and other expense relating to outstanding common shares subject to restriction as of September 30, 2022 was $35.4 million, which will be recognized over the remaining vesting period.
(14) Net Loss per Enviva Inc. Common Share
Net loss per basic and diluted Enviva Inc. common share were computed as follows:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Net loss attributable to Enviva Inc.	$(18,256)	$(90,900)
Dividend equivalent rights paid on time-based restricted stock units	(840)	(2,639)
Net loss attributable to Enviva Inc. common stockholders	$(19,096)	$(93,539)
Weighted average shares outstanding - basic and diluted	66,724	66,125
Net loss per common share - basic and diluted	$(0.29)	$(1.41)
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
References to “our former sponsor” or “Holdings” refer to Enviva Holdings, LP, and, where applicable, its formerly wholly owned subsidiaries Enviva MLP Holdco, LLC and Enviva Development Holdings, LLC. References to “our former GP” refer to Enviva Partners GP, LLC, formerly a wholly owned subsidiary of Holdings.
The following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”) as filed with the U.S. Securities and Exchange Commission (the “SEC”). Our 2021 Form 10-K contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates. You should also read the following discussion and analysis together with the risk factors set forth in the 2021 Form 10-K, Item 1A. “Risk Factors” and the factors described under “Cautionary Statement Regarding Forward-Looking Information” and Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q for information regarding certain risks inherent in our business.
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
Simplification Transaction
On October 14, 2021, the Partnership acquired our former sponsor and our former GP, and the incentive distribution rights held by our former sponsor were cancelled and eliminated (collectively, the “Simplification Transaction”) in exchange for 16.0 million common units, which were distributed to the owners of our former sponsor. In connection with the Simplification Transaction, we acquired certain assets under development, as well as off-take contracts in varying stages of negotiation. Additionally, our existing management services fee waivers (the “MSA Fee Waivers”) and other support agreements with our former sponsor were consolidated, fixed, and novated to certain owners of our former sponsor. Under the consolidated support agreement, we are entitled to receive quarterly payments (the “Support Payments”) in an aggregate amount of $55.5 million with respect to periods from the fourth quarter of 2021 through the first quarter of 2024. The consolidated financial statements have been retroactively recast to reflect the Simplification Transaction as if the Simplification Transaction occurred on March 18, 2010, the date on which Holdings was originally organized, instead of October 14, 2021, the closing date of the Simplification Transaction.
Business Overview
We develop, construct, acquire, and own and operate, fully contracted wood pellet production plants where we aggregate a natural resource, wood fiber, and process it into dry, densified, uniform pellets that can be effectively stored and transported around the world. We primarily sell our wood pellets through long-term, take-or-pay off-take contracts with creditworthy customers in the United Kingdom, the European Union, and Japan, who use our pellets to displace coal and other fossil fuels in their power and heat generation as part of their efforts to transition from those conventional energy sources. Increasingly, our customers are also using our pellets as raw material inputs in hard-to-abate sectors like steel, cement, lime, chemicals, and aviation fuels. Collectively, the wood pellets we produce are viewed by our customers as a critical component of their efforts to reduce life-cycle greenhouse gas emissions in their core energy generation or industrial manufacturing processes.
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
Recent Developments
Product Sales Contracted Backlog
Our volumes under our firm and contingent long-term, take-or-pay off-take contracts provide for a product sales backlog of $21.1 billion and have a total weighted-average remaining term of 14.1 years from October 1, 2022. This amount includes forward prices related to variable consideration including inflation, foreign currency, and commodity prices. Also, this amount includes the effects of the related foreign currency derivative contracts.
Epes Tax-Exempt Green Bonds
In July 2022, the Industrial Development Authority of Sumter County, Alabama issued its Epes Tax-Exempt Green Bonds in the aggregate principal amount of $250.0 million. The proceeds of the offering were loaned to us pursuant to a Loan and Guaranty Agreement constituting a senior unsecured obligation to fund a portion of the costs of the acquisition, construction, equipping, and financing of the Epes plant and to pay costs of the offering. The Epes Tax-Exempt Green Bonds, which were issued at par, bear interest at an annual rate of 6.00%, and mature in 2052, with the option for holders to redeem at par in 2032.
Financing Activities
In June 2022, we amended our senior secured revolving credit facility to extend the maturity date from April 2026 to June 2027, and to increase the maximum Total Leverage Ratio from 5.00:1.00 to 5.50:1.00 (and from 5.25:1.00 to 5.75:1.00 during a Material Transaction Period).
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
Hurricane Ian
In September and October 2022, Hurricane Ian made landfall on the east coast of the United States, affecting a number of Enviva’s storage and terminaling operations. Enviva prepared in advance of Hurricane Ian to keep employees safe and minimize disruption, most notably at Enviva’s storage and terminaling operations located at the ports of Savannah, Georgia, Wilmington, North Carolina, and Chesapeake, Virginia. As a precaution, the Georgia Ports Authority and the North Carolina State Ports Authority ordered the temporary closure of the Port of Savannah and Port of Wilmington, respectively, which suspended operations at our deep-water marine terminals in those locations. The ports have re-opened and Enviva has resumed normal operations. No production facilities were adversely affected by the storm. Impact to operations was minimal and all employees were confirmed safe.
Factors Impacting Comparability of Our Financial Results
Omicron Variant of Novel Coronavirus
During the three months ended March 31, 2022, the Omicron variant of COVID-19 significantly impacted our operations and resulted in $15.2 million of incremental costs. Our contractors and supply chain partners experienced labor-related and other challenges associated with COVID-19 that had a more pronounced than anticipated impact on our operations and project execution schedule. In addition, the prevalence of the Omicron variant of COVID-19 and increased rates of infection across areas in which we operate affected the availability of healthy workers from time to time at our facilities and we experienced increased rates of absence in our hourly workforce as workers who contracted COVID-19 quarantined at home. These absences contributed to reduced facility availability and, in some cases, reduced aggregate production levels. For more information about the effects of COVID-19 on the nine months ended September 30, 2022, please see below under “Results of Operations.”
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
2021 Non-Recast Presentation
The three and nine months ended September 30, 2021 were calculated on a recast basis in accordance with accounting principles generally accepted in the United States (“GAAP”) to reflect the consolidated performance of Enviva and our former sponsor as if Enviva had bought the former sponsor at inception instead of October 14, 2021, the closing date of the Simplification Transaction. In addition, we are also presenting results for the three and nine months ended September 30, 2021, calculated on a non-GAAP basis that combines (i) the actual performance of Enviva for the three and nine months ended September 30, 2021 on a non-recast basis, and (ii) our consolidated performance, calculated on a recast basis in accordance with GAAP, inclusive of the assets and operations acquired as part of the Simplification Transaction, for the three and nine months ended September 30, 2021 (the “Non-Recast Presentation”). We believe the Non-Recast Presentation provides investors with relevant information to evaluate our financial and operating performance because it reflects Enviva’s actual and historically reported performance on a stand-alone basis and on a consolidated basis for the three and nine months ended September 30, 2021.
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

Results of Operations
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

	Three Months Ended September 30,		Change
	2022	2021 (Recast)
	(in thousands)
Product sales	$322,978	$229,698	$93,280
Other revenue	2,682	8,128	(5,446)
Net revenue	325,660	237,826	87,834
Cost of goods sold, excluding items below	257,542	199,943	57,599
Loss on disposal of assets	4,035	3,916	119
Selling, general, administrative, and development expenses	30,407	33,898	(3,491)
Depreciation and amortization	34,930	23,285	11,645
Total operating costs and expenses	326,914	261,042	65,872
Loss from operations	(1,254)	(23,216)	21,962
Interest expense	(18,704)	(15,463)	(3,241)
Other income (expense), net	1,671	(37)	1,708
Net loss before income tax expense (benefit)	(18,287)	(38,716)	20,429
Income tax expense (benefit)	12	(2,893)	2,905
Net loss	$(18,299)	$(35,823)	$17,524
Net revenue
Revenue related to product sales for wood pellets produced or procured by us increased to $323.0 million in the three months ended September 30, 2022 from $229.7 million in the three months ended September 30, 2021. The $93.3 million, or 41%, increase was primarily attributable to a 31% increase in average sale price per MT and a 7% increase in product sales volumes for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.
The increase in average sales price per MT was primarily due to addressing dislocations in our customers’ and other producers’ supply chains, which enabled incremental deliveries at elevated spot pricing, pricing escalators and cost pass-through mechanisms inclusive of bunker fuel adjustments in our existing contracts, and repricing existing contracts and entering into new contracts at higher prices compared to historical prices. Recent biomass spot market prices, as well as the forward curve pricing of certain European indices, have exceeded $400 per MT, representing a substantial premium to the current long-term contracted pricing of roughly $200 to $220 per MT across Enviva’s weighted average portfolio, and we have been able to capture some of that differential during the three months ended September 30, 2022.
The increase in product sales volumes was 84 thousand MT. Product sales volumes were dampened by the timing of shipments that has resulted in an increase in finished goods inventory due to Hurricane Ian and decreased volumes procured from third parties to fulfill product sales during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. As of September 30, 2022, due to Hurricane Ian we had three shipments with approximately 80 thousand MT that were delayed due to the temporary suspension of port operations and were sold in the subsequent quarter. The decrease in procured volumes was due to a lower availability of third-party pellets resulting from the war in Ukraine and related sanctions.
Other revenue for the three months ended September 30, 2022 and 2021 was $2.7 million and $8.1 million, respectively, and included none and $7.2 million, respectively, in payments to us for adjusting deliveries under our take-or-pay off-take contracts, which otherwise would have been included in product sales and which was recognized under a breakage model based on when the pellets would have been loaded.
Cost of goods sold
Cost of goods sold increased to $257.5 million for the three months ended September 30, 2022 from $199.9 million for the three months ended September 30, 2021, an increase of $57.6 million, or 29%. The increase in cost of goods sold was primarily a result of incremental fiber procurement and energy costs inclusive of bunker fuel adjustments. In addition, we incurred incremental cost of goods sold from the on-going ramp of our tenth plant in Lucedale, Mississippi (the “Lucedale plant”) and the commencement of operations of Enviva’s new deep-water marine terminal in Pascagoula, Mississippi (the “Pascagoula terminal”).
Adjusted gross margin and adjusted gross margin per metric ton

	Three Months Ended September 30,		Change
	2022	2021 (Recast)
	(in thousands, except per metric ton)
Reconciliation of gross margin to adjusted gross margin and adjusted gross margin per metric ton:
Gross margin(1)	$31,750	$12,483	$19,267
Loss on disposal of assets	3,517	3,906	(389)
Equity-based compensation and other expense	567	567	—
Depreciation and amortization	32,849	21,495	11,354
Changes in unrealized derivative instruments	710	(4,364)	5,074
Acquisition and integration costs and other	58	325	(267)
Support Payments	5,900	—	5,900
Adjusted gross margin	$75,351	$34,412	$40,939
Metric tons sold	1,256	1,172	84
Adjusted gross margin per metric ton	$59.99	$29.36	$30.63
(1)Gross margin is defined as net revenue less cost of goods sold (including related depreciation and amortization and loss on disposal of assets).
We earned adjusted gross margin of $75.4 million, or $59.99 per MT, for the three months ended September 30, 2022 compared to $34.4 million, or $29.36 per MT, for the three months ended September 30, 2021. The increase in adjusted gross margin was primarily due to the aforementioned increase in net revenue, as well as due to the increase in Support Payments for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, partially offset by the aforementioned increase in cost of goods sold.
Selling, general, administrative, and development expenses
Selling, general, administrative, and development expenses were $30.4 million and $33.9 million for the three months ended September 30, 2022 and 2021, respectively. Selling, general, administrative, and development expenses include costs to develop new markets, corporate and other overhead expenses, and costs of developing new plants or ports (for those that have not yet met the capitalization threshold or costs that are not eligible for capitalization). Once a significant component of the plant or port is placed in-service, the associated expense component is classified as cost of goods sold. The $3.5 million decrease in total selling, general, administrative, and development expenses is primarily associated with a decrease in consulting and management fee expenses primarily due to the elimination of activities resulting from the Simplification Transaction.
Depreciation and amortization
Depreciation and amortization expense were $34.9 million and $23.3 million for the three months ended September 30, 2022 and 2021, respectively, primarily due to the Lucedale plant, Pascagoula terminal, and expansion assets placed in service during 2022.
Interest expense
We incurred $18.7 million and $15.5 million of interest expense during the three months ended September 30, 2022 and 2021, respectively. The increase in interest expense from the prior year was primarily attributable to a higher outstanding borrowing amount and higher interest rate under our senior secured revolving credit facility, offset by the extinguishment of the senior secured green term loan facility as part of the Simplification Transaction.
Income tax
We recorded an insignificant income tax expense and $2.9 million income tax benefit for the three months ended September 30, 2022 and 2021, respectively.

Adjusted net loss

	Three Months Ended September 30,		Change
	2022	2021 (Recast)
	(in thousands)
Reconciliation of net loss to adjusted net loss:
Net loss	$(18,299)	$(35,823)	$17,524
Acquisition and integration costs and other	4,409	7,320	(2,911)
Support Payments	5,900	—	5,900
Adjusted net loss	$(7,990)	$(28,503)	$20,513
Adjusted EBITDA

	Three Months Ended September 30,		Change
	2022	2021 (Recast)
	(in thousands)
Reconciliation of net loss to adjusted EBITDA:
Net loss	$(18,299)	$(35,823)	$17,524
Add:
Depreciation and amortization	34,930	23,285	11,645
Interest expense	18,704	15,463	3,241
Income tax expense (benefit)	12	(2,893)	2,905
Equity-based compensation and other expense	10,199	7,267	2,932
Loss on disposal of assets	4,035	3,916	119
Changes in unrealized derivative instruments	710	(4,364)	5,074
Acquisition and integration costs and other	4,409	7,319	(2,910)
Support Payments	5,900	—	5,900
Adjusted EBITDA	$60,600	$14,170	$46,430
We generated adjusted EBITDA of $60.6 million for the three months ended September 30, 2022 compared to $14.2 million for the three months ended September 30, 2021. The $46.4 million increase was primarily attributable to the factors described above under the headings “Adjusted gross margin and adjusted gross margin per metric ton” and “Selling, general, administrative, and development expenses.”

Distributable cash flow
The following is a reconciliation of adjusted EBITDA to distributable cash flow:

	Three Months Ended September 30,		Change
	2022	2021 (Recast)
	(in thousands)
Reconciliation of adjusted EBITDA to distributable cash flow attributable to Enviva:
Adjusted EBITDA	$60,600	$14,170	$46,430
Less:
Interest expense, net of amortization of debt issuance costs, debt premium, and original issue discount	17,908	14,397	3,511
Maintenance capital expenditures	6,344	3,339	3,005
Distributable cash flow attributable to Enviva Inc. or Enviva Partners, LP limited partners	$36,348	$(3,566)	$39,914
The following table presents a reconciliation of net (loss) income to adjusted EBITDA and distributable cash flow for the three months ended September 30, 2021, on a recast basis and non-recast basis:

	Three Months Ended September 30, 2021
	Recast	Adjustments	Non-Recast
	(in millions)
Net (loss) income	$(35.8)	$35.7	$(0.1)
Add:
Depreciation and amortization	23.3	(1.3)	22.0
Interest expense	15.5	(4.8)	10.7
Income tax (benefit) expense	(2.9)	2.9	—
Equity-based compensation and other expense	7.3	(4.9)	2.4
Loss on disposal of assets	3.9	—	3.9
Changes in unrealized derivative instruments	(4.4)	—	(4.4)
Acquisition and integration costs and other	7.3	—	7.3
MSA Fee Waivers	—	21.1	21.1
Adjusted EBITDA	14.2	48.7	62.9
Less:
Interest expense, net of amortization of debt issuance costs, debt premium, and original issue discount	14.4	(4.4)	10.0
Maintenance capital expenditures	3.4	—	3.4
Distributable cash flow	$(3.6)	$53.1	$49.5

The following is a reconciliation of net (loss) income to adjusted EBITDA and distributable cash flow for the three months ended September 30, 2022 and the three months ended September 30, 2021 on a non-recast basis:

	Three Months Ended September 30,
	2022	2021	Change
	(in millions)
Net (loss) income	$(18.3)	$(0.1)	$(18.2)
Add:
Depreciation and amortization	34.9	22.0	12.9
Interest expense	18.7	10.7	8.0
Equity-based compensation and other expense	10.2	2.4	7.8
Loss on disposal of assets	4.1	3.9	0.2
Changes in unrealized derivative instruments	0.7	(4.4)	5.1
Acquisition and integration costs and other	4.4	7.3	(2.9)
Support Payments and MSA Fee Waivers	5.9	21.1	(15.2)
Adjusted EBITDA	60.6	62.9	(2.3)
Less:
Interest expense, net of amortization of debt issuance costs, debt premium, and original issue discount	17.9	10.0	7.9
Maintenance capital expenditures	6.4	3.4	3.0
Distributable cash flow	$36.3	$49.5	$(13.2)
Results of Operations
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

	Nine Months Ended September 30,		Change
	2022	2021 (Recast)
	(in thousands)
Product sales	$847,505	$725,470	$122,035
Other revenue	7,458	39,940	(32,482)
Net revenue	854,963	765,410	89,553
Cost of goods sold, excluding items below	718,854	632,209	86,645
Loss on disposal of assets	7,218	7,261	(43)
Selling, general, administrative, and development expenses	91,802	99,788	(7,986)
Depreciation and amortization	86,322	67,985	18,337
Total operating costs and expenses	904,196	807,243	96,953
Loss from operations	(49,233)	(41,833)	(7,400)
Interest expense	(42,633)	(46,321)	3,688
Other income, net	944	471	473
Net loss before income tax expense (benefit)	(90,922)	(87,683)	(3,239)
Income tax expense (benefit)	26	(3,834)	3,860
Net loss	$(90,948)	$(83,849)	$(7,099)
Net revenue
Revenue related to product sales for wood pellets produced or procured by us increased to $847.5 million in the nine months ended September 30, 2022 from $725.5 million in the nine months ended September 30, 2021. The $122.0 million, or 17%, increase was primarily attributable to a 19% increase in average sale price per MT, partially offset by a 2% decrease in product sales volumes for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.
The increase in average sales price per MT was primarily due to addressing dislocations in our customers’ and other producers’ supply chains, which enabled incremental deliveries at elevated spot pricing, pricing escalators and cost pass-

through mechanisms inclusive of bunker fuel adjustments in our existing contracts, and repricing existing contracts and entering into new contracts at higher prices compared to historical prices. Recent biomass spot market prices, as well as the forward curve pricing of certain European indices, have exceeded $400 per MT, representing a substantial premium to the current long-term contracted pricing of roughly $200 to $220 per MT across Enviva’s weighted average portfolio, and we have been able to capture some of that differential during the nine months ended September 30, 2022.
The decrease in product sales volumes was 61 thousand MT. Product sales volumes were dampened by the timing of shipments that has resulted in an increase in finished goods inventory due to Hurricane Ian and decreased volumes procured from third parties to fulfill product sales during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. As of September 30, 2022, due to Hurricane Ian we had three shipments with approximately 80 thousand MT that were delayed due to the temporary suspension of port operations and were sold in the subsequent quarter. The decrease in procured volumes was due to a lower availability of third-party pellets resulting from the war in Ukraine and related sanctions. For the three months ended March 31, 2022, product sales revenue from produced volumes were dampened as a result of labor-related and other challenges associated with COVID-19 experienced by our employees, contractors, and supply chain partners that, in some cases, resulted in curtailment of our operations that had a more pronounced than anticipated impact on our operations and project execution.
Other revenue for the nine months ended September 30, 2022 and 2021 included $2.2 million and $35.6 million, respectively, in payments to us for adjusting deliveries under our take-or-pay off-take contracts, which otherwise would have been included in product sales and which was recognized under a breakage model based on when the pellets would have been loaded.
Cost of goods sold
Cost of goods sold increased to $718.9 million for the nine months ended September 30, 2022 from $632.2 million for the nine months ended September 30, 2021, an increase of $86.6 million, or 14%. The increase in cost of goods sold was primarily a result of incremental fiber logistics, energy, and wood pellet distribution costs inclusive of bunker fuel adjustments. In particular, during the three months ended March 31, 2022, we experienced labor-related and other challenges associated with COVID-19 with our employees, contractors and supply chain partners that had a more pronounced than anticipated impact on our operations and project execution. Furthermore, we incurred incremental cost of goods sold from the on-going ramp of the Lucedale plant and the commencement of operations of the Pascagoula terminal.
Adjusted gross margin and adjusted gross margin per metric ton

	Nine Months Ended September 30,		Change
	2022	2021 (Recast)
	(in thousands, except per metric ton)
Reconciliation of gross margin to adjusted gross margin and adjusted gross margin per metric ton:
Gross margin(1)	$48,305	$62,127	$(13,822)
Loss on disposal of assets	6,700	7,251	(551)
Equity-based compensation and other expense	1,868	1,703	165
Depreciation and amortization	81,103	63,823	17,280
Changes in unrealized derivative instruments	1,245	(3,566)	4,811
Acquisition and integration costs and other	2,615	397	2,218
Effects of COVID-19	13,942	—	13,942
Effects of the war in Ukraine	5,051	—	5,051
Support Payments	19,985	—	19,985
Adjusted gross margin	$180,814	$131,735	$49,079
Metric tons sold	3,627	3,688	(61)
Adjusted gross margin per metric ton	$49.85	$35.72	$14.13
(1)Gross margin is defined as net revenue less cost of goods sold (including related depreciation and amortization and loss on disposal of assets).
We earned adjusted gross margin of $180.8 million, or $49.85 per MT, for the nine months ended September 30, 2022 compared to $131.7 million, or $35.72 per MT, for the nine months ended September 30, 2021. The increase in adjusted gross margin was primarily due to the aforementioned increase in net revenue and due to the increase in Support Payments partially offset by incremental fiber logistics, energy, and wood pellet distribution costs.
The Omicron variant of COVID-19 significantly impacted our operations and resulted in $13.9 million of incremental costs during the nine months ended September 30, 2022, all of which were incurred during the three months ended March 31, 2022.
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
The war in Ukraine impacted our operations and resulted in $5.1 million of incremental costs during the nine months ended September 30, 2022, all of which were incurred during the three months ended March 31, 2022.
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
Due to the increased average sales price per MT and the reduction in sales volumes as described above and after excluding the aforementioned incremental fiber logistics, energy, and wood pellet distribution costs, adjusted gross margin increased during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
Selling, general, administrative, and development expenses
Selling, general, administrative, and development expenses were $91.8 million and $99.8 million for the nine months ended September 30, 2022 and 2021, respectively. Selling, general, administrative, and development expenses include costs to develop new markets, corporate and other overhead expenses, and costs of developing new plants or ports (for those that have not yet met the capitalization threshold or costs that are not eligible for capitalization). Once a significant component of the plant or port is placed in-service, the associated expense component is classified as cost of goods sold. The $8.0 million decrease in total selling, general, administrative, and development expenses is primarily associated with a decrease in consulting and management fee expenses and due to the elimination of activities resulting from the Simplification Transaction.
Depreciation and amortization
Depreciation and amortization expense were $86.3 million and $68.0 million for the nine months ended September 30, 2022 and 2021, respectively, primarily due to the Lucedale plant, Pascagoula terminal, and expansion assets placed in service.
Interest expense
We incurred $42.6 million and $46.3 million of interest expense during the nine months ended September 30, 2022 and 2021, respectively. The decrease in interest expense from the prior year was primarily attributable to the extinguishment of the senior secured green term loan facility as part of the Simplification Transaction, partially offset by a higher outstanding borrowing amount and higher interest rate on our senior secured revolving credit facility.
Income tax
We recorded an insignificant income tax expense for the nine months ended September 30, 2022 and $3.8 million of income tax benefit during the nine months ended September 30, 2021.

Adjusted net loss

	Nine Months Ended September 30,		Change
	2022	2021 (Recast)
	(in thousands)
Reconciliation of net loss to adjusted net loss:
Net loss	$(90,948)	$(83,849)	$(7,099)
Acquisition and integration costs and other	18,778	8,815	9,963
Effects of COVID-19	15,189	—	15,189
Effects of the war in Ukraine	5,051	—	5,051
Support Payments	19,985	—	19,985
Adjusted net loss	$(31,945)	$(75,034)	$43,089
Adjusted EBITDA

	Nine Months Ended September 30,		Change
	2022	2021 (Recast)
	(in thousands)
Reconciliation of net loss to adjusted EBITDA:
Net loss	$(90,948)	$(83,849)	$(7,099)
Add:
Depreciation and amortization	86,322	67,985	18,337
Interest expense	42,633	46,321	(3,688)
Income tax expense (benefit)	26	(3,834)	3,860
Equity-based compensation and other expense	31,116	22,459	8,657
Loss on disposal of assets	7,218	7,261	(43)
Changes in unrealized derivative instruments	1,245	(3,566)	4,811
Acquisition and integration costs and other	18,778	8,814	9,964
Effects of COVID-19	15,189	—	15,189
Effects of the war in Ukraine	5,051	—	5,051
Support Payments	19,985	—	19,985
Adjusted EBITDA	$136,615	$61,591	$75,024
We generated adjusted EBITDA of $136.6 million for the nine months ended September 30, 2022 compared to $61.6 million for the nine months ended September 30, 2021. The $75.0 million increase was primarily attributable to the factors described above under the headings “Adjusted gross margin and adjusted gross margin per metric ton” and “Selling, general, administrative, and development expenses.”

Distributable cash flow
The following is a reconciliation of adjusted EBITDA to distributable cash flow:

	Nine Months Ended September 30,		Change
	2022	2021 (Recast)
	(in thousands)
Reconciliation of adjusted EBITDA to distributable cash flow attributable to Enviva:
Adjusted EBITDA	$136,615	$61,591	$75,024
Less:
Interest expense, net of amortization of debt issuance costs, debt premium, and original issue discount	40,578	43,107	(2,529)
Maintenance capital expenditures	13,026	11,183	1,843
Distributable cash flow attributable to Enviva Inc.	83,011	7,301	75,710
Less: Distributable cash flow attributable to incentive distribution rights	—	19,030	(19,030)
Distributable cash flow attributable to Enviva Inc. or Enviva Partners, LP limited partners	$83,011	$(11,729)	$94,740
The following table presents a reconciliation of net (loss) income to adjusted EBITDA and distributable cash flow for the nine months ended September 30, 2021, on a recast basis and non-recast basis:

	Nine Months Ended September 30, 2021
	Recast	Adjustments	Non-Recast
	(in millions)
Net (loss) income	$(83.8)	$84.9	$1.1
Add:
Depreciation and amortization	68.0	(2.8)	65.2
Interest expense	46.3	(10.4)	35.9
Income tax (benefit) expense	(3.8)	3.7	(0.1)
Equity-based compensation and other expense	22.4	(14.6)	7.8
Loss on disposal of assets	7.3	—	7.3
Changes in unrealized derivative instruments	(3.6)	—	(3.6)
Acquisition and integration costs and other	8.8	(0.5)	8.3
MSA Fee Waivers	—	36.2	36.2
Adjusted EBITDA	61.6	96.5	158.1
Less:
Interest expense, net of amortization of debt issuance costs, debt premium, and original issue discount	43.1	(9.1)	34.0
Maintenance capital expenditures	11.2	—	11.2
Distributable cash flow	$7.3	$105.6	$112.9

The following is a reconciliation of net (loss) income to adjusted EBITDA and distributable cash flow for the nine months ended September 30, 2022 and the nine months ended September 30, 2021 on a non-recast basis:

	Nine Months Ended September 30,
	2022	2021	Change
	(in millions)
Net (loss) income	$(90.9)	$1.1	$(92.0)
Add:
Depreciation and amortization	86.3	65.2	21.1
Interest expense	42.6	35.9	6.7
Income tax (benefit) expense	—	(0.1)	0.1
Equity-based compensation and other expense	31.1	7.8	23.3
Loss on disposal of assets	7.2	7.3	(0.1)
Changes in unrealized derivative instruments	1.2	(3.6)	4.8
Acquisition and integration costs and other	18.8	8.3	10.5
Effects of COVID-19	15.2	—	15.2
Effects of the war in Ukraine	5.1	—	5.1
Support Payments and MSA Fee Waivers	20.0	36.2	(16.2)
Adjusted EBITDA	136.6	158.1	(21.5)
Less:
Interest expense, net of amortization of debt issuance costs, debt premium, and original issue discount	40.6	34.0	6.6
Maintenance capital expenditures	13.0	11.2	1.8
Distributable cash flow	$83.0	$112.9	$(29.9)
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
Our liquidity as of September 30, 2022, which included cash on hand (including cash generally restricted to funding a portion of the costs of the acquisition, construction, equipping, and financing of our Epes plant) and availability under our $570.0 million senior secured revolving credit facility, was $327.6 million.
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
We plan to invest $255.0 million to $265.0 million in capital expenditures in 2022. Of that amount, we expect to invest (i) $210.0 million to $215.0 million primarily on the Lucedale plant which is in the process of ramping production, as well as the Pascagoula terminal, and the construction of the Epes plant, (ii) $30.0 million to $35.0 million primarily on the Multi-Plant Expansions, and (iii) $15.0 million on maintenance capital expenditures. During the nine months ended September 30, 2022, we have invested $162.4 million in capital expenditures.
Our current financing strategy is to fund acquisitions and construction activities with a combination of cash from operations and debt.
Cash Flows
The following table sets forth a summary of our net cash flows from operating, investing and financing activities for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021 (Recast)
	(in thousands)
Net cash (used in) provided by operating activities	$(52,510)	$32,357
Net cash used in investing activities	(167,449)	(245,173)
Net cash provided by financing activities	430,188	481,169
Net increase in cash, cash equivalents, and restricted cash	$210,229	$268,353
Cash (Used in) Provided by Operating Activities
Net cash used in operating activities was $52.5 million and net cash provided by operating activities was $32.4 million for the nine months ended September 30, 2022 and 2021, respectively. The $84.9 million increase in net cash used in operating activities was primarily due to a $58.6 million increase in accounts receivable and inventories due to the timing of shipments. This was partially offset by an increase in cash from net loss adjusted for non-cash items of $23.6 million.
Cash Used in Investing Activities
Net cash used in investing activities was $167.4 million and $245.2 million for the nine months ended September 30, 2022 and 2021, respectively. The $77.7 million decrease in cash used in investing activities during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to the timing of capital expenditures at the Lucedale plant, Pascagoula terminal, and on various expansion projects.
Cash Provided by Financing Activities
Net cash provided by financing activities was $430.2 million and $481.2 million for the nine months ended September 30, 2022 and 2021, respectively. The $51.0 million decrease in net cash provided by financing activities during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily attributable to cash used to acquire a noncontrolling interest of $153.3 million during the nine months ended September 30, 2021, an increase in proceeds from the issuance of common shares or units of $118.1 million, $14.0 million of support payments received during the nine months ended September 30, 2022, a $12.3 million capital contribution of a New Market Tax Credit financing transaction, partially offset by a decrease of $259.0 million in proceeds from debt issuance net of repayment of debt, an increase in cash dividends or distributions and equivalent rights of $86.9 million, a $6.0 million increase of tax withholding payments associated with the settlement of restricted stock unit awards that vested pursuant to our Long-Term Incentive Plan, and a $3.2 million increase in debt issuance costs.
Off‑Balance Sheet Arrangements
As of September 30, 2022, we did not have any off‑balance sheet arrangements.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Exchange Act) was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of September 30, 2022.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
EXHIBIT INDEX

Exhibit Number	Exhibit
3.1	Certificate of Incorporation of Enviva Inc. (Exhibit 3.1, Form 8-K filed January 3, 2022, File No. 001-37363)
3.2	Bylaws of Enviva Inc. (Exhibit 3.2, Form 8-K filed January 3, 2022, File No. 001-37363)
10.1	Ninth Amendment to Credit Agreement, dated as of June 30, 2022. (Exhibit 10.1, Form 8-K filed July 5, 2022, File No. 001-37363)
10.2
Loan and Guaranty Agreement, dated as of July 1, 2022, by and among The Industrial Development Authority of Sumter County, Enviva Inc., and certain subsidiaries of Enviva Inc. (Exhibit 10.1, Form 8-K filed July 19, 2022, File No. 001-37363)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101
The following financial information from Enviva Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Changes in Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Condensed Consolidated Financial Statements

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

Date: November 2, 2022
	By:	/s/ SHAI S. EVEN
Shai S. Even
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)