Form 10-K
period 2022-12-31
Enviva Inc.
filed 2023-03-01
CIK 1592057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2022 was approximately $2,103,158,559 based upon a closing price of $57.22 per share of the registrant’s common stock as reported on the New York Stock Exchange on such date.
As of February 24, 2023, 67,610,102 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference:
Portions of the registrant’s definitive proxy statement relating to the registrant’s 2023 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•our ability to capitalize on higher spot prices and contract flexibility in the future, which is subject to fluctuations in pricing and demand;
•the possibility that current market prices may not continue and therefore, in the future, we may not be able to make spot sales and may need to make spot purchases at higher prices;
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
•our inability to hire, train, or retain qualified personnel to manage and operate our business;
•the possibility of cyber and malware attacks;
•our inability to borrow funds and access capital markets;
•viral contagions or pandemic diseases, such as COVID-19;
•potential liability resulting from pending or future litigation, investigations, or claims; and
•governmental actions and actions by other third parties that are beyond our control.
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

PART I
ITEM 1.    BUSINESS
This Annual Report on Form 10-K presents information for Enviva Inc., a Delaware corporation. References to “Enviva,” the “Company,” “we,” “us,” or “our,” or similar expressions refer to Enviva Inc. and its subsidiaries. Please read Cautionary Statement Regarding Forward-Looking Statements beginning on page 1 and Item 1A. “Risk Factors” for information regarding certain risks inherent in our business.
Overview
We are a growth-oriented company originally formed in 2013 as a limited partnership that converted to a corporation on December 31, 2021. We develop, construct, acquire, and own and operate, fully contracted wood pellet production plants where we aggregate a natural resource, wood fiber, and process it into dry, densified, uniform pellets that can be effectively stored and transported around the world. We primarily sell our wood pellets through long-term, take-or-pay off-take contracts with creditworthy customers in the United Kingdom (the “U.K.”), the European Union (the “EU”), and Japan, who use our pellets to displace coal and other fossil fuels to generate power and heat as part of their efforts to accelerate the energy transition away from conventional energy sources. Our wood pellets meet the criteria put forth by the European Union’s Renewable Energy Directive II (“RED II”) which includes biomass in its definition of renewable energy. The wood pellets we produce are viewed by our customers as a critical component of their efforts to reduce life-cycle greenhouse gas emissions in their core energy generation or industrial manufacturing processes and to mitigate the impact of climate change. We believe that our pellets also have potential applicability to hard-to-abate sectors as bio-based raw material feedstock to industrial processes formerly provided by fossil fuels where their use could reduce greenhouse gas emissions on a lifecycle basis and to generate process steam and heat in heavy industrial manufacturing like lime, sugar, steel, and cement, and to generate aviation fuels and other liquids.
We own and operate ten plants (collectively, “our plants”) with a combined production capacity of approximately 6.2 million metric tons per year (“MTPY”) of wood pellets in Virginia, North Carolina, South Carolina, Georgia, Florida, and Mississippi, the production of which is fully contracted with a few of our contracts extending well into the 2040s. We export our wood pellets to global markets through our deep-water marine terminal at the Port of Chesapeake, Virginia, terminal assets at the Port of Wilmington, North Carolina, and the Port of Pascagoula, Mississippi, and from third-party deep-water marine terminals in Savannah, Georgia, Mobile, Alabama, and Panama City, Florida. In 2022, we commenced construction of our fully contracted wood pellet production plant in Epes, Alabama (the “Epes plant”) which is designed and permitted to produce more than one million MTPY of wood pellets. Additionally, in 2022, we commenced the development of a wood pellet production plant in Bond, Mississippi (the “Bond plant”) which is designed to produce one million MTPY of wood pellets. All of our facilities are located in geographic regions with low input costs and favorable transportation logistics. Owning these cost-advantaged assets in a rapidly expanding industry provides us with a platform to generate stable cash flows. Our plants are sited in robust fiber baskets providing stable pricing for the low-grade fiber used to produce wood pellets. Our raw materials are byproducts of the sawmilling process or traditional timber harvesting, principally low-value wood materials, such as trees generally not suited for sawmilling or other manufactured forest products, tree tops and limbs, understory, brush, and slash that are generated in a harvest.
Our primary sales strategy is to fully contract the wood pellet production from our plants under long-term, take-or-pay off-take contracts with a diversified and creditworthy customer base. Our long-term off-take contracts typically provide for fixed-price deliveries that often include provisions that escalate the price over time and provide for other margin protection. For 2022, our production capacity from our wood pellet production plants was contracted under our existing long-term, take-or-pay off-take contracts. In addition to generating durable cash flow from long-term take-or-pay off-take contracts, we monitor sustained dislocations in the marketplace, and opportunistically transact when pricing dynamics and contract flexibility provide avenues to generate incremental gross margin. Furthermore, our off-take contracts generally provide us with the opportunity to flex a certain percentage of contracted shipments up or down. That flexibility, enabled by our multi-plant profile, multi-deep water marine terminals and our long-term shipping contracts, can create opportunities to optimize our gross margin when we sell under short-term contracts in times when spot market prices are elevated or, conversely, when we purchase third-party volumes during times when spot market prices are depressed.
Our volumes under our firm and contingent long-term, take-or-pay off-take contracts provide for a product sales backlog of $23.5 billion and our contracts have a total weighted-average remaining term of 13.7 years from January 1, 2023.
Due to the uninterruptible nature of our customers’ fuel and other raw material consumption, our customers require a reliable supply of wood pellets that meet stringent product specifications. We have built our operations and assets to deliver and certify the highest levels of product quality and our track record of reliable deliveries enables us to charge premium prices for this certainty.
Our Production Plants, Logistics and Storage Capabilities
We procure low-grade wood fiber and process it into utility-grade wood pellets and load the finished wood pellets into railcars, trucks, and barges for transportation to deep-water marine terminals, where we receive, store, and ultimately load our products onto dry bulk cargo oceangoing vessels for delivery to our customers.
We own and operate ten industrial-scale wood pellet production plants strategically located in the Mid-Atlantic and Gulf Coast regions of the United States, geographic areas in which wood fiber resources are plentiful and readily available. We employ a “build-and-copy” approach to the construction of new capacity, which allows for efficiencies in the engineering, design, construction, and operation of our facilities. Furthermore, our multi-plant profile and scale provide us with flexibility under our portfolio of off-take contracts that enhances the reliability of our deliveries and provides for opportunities for optimization as detailed above.
Our facilities are designed to operate 24 hours per day, 365 days per year, although we schedule up to 15 days of planned maintenance for our wood pellet production plants during each calendar year. There are no regularly required major turnarounds or overhauls.
The following table describes our wood pellet production plants, all of which we wholly own:

Plant Location	Year of Acquisition or Operations Commenced	Nameplate Production (MTPY)	Receiving Terminal Location
Ahoskie, North Carolina	2011	410,000	Chesapeake
Amory, Mississippi	2010	115,000	Mobile
Cottondale, Florida	2015	780,000	Panama City
Greenwood, South Carolina	2020	600,000	Wilmington
Hamlet, North Carolina	2019	600,000	Wilmington
Lucedale, Mississippi	2022	750,000	Pascagoula
Northampton, North Carolina	2013	750,000	Chesapeake
Sampson, North Carolina	2016	600,000	Wilmington
Southampton, Virginia	2013	760,000	Chesapeake
Waycross, Georgia	2020	800,000	Savannah
Total		6,165,000
Wood Fiber Procurement and Sustainability
We and our customers are subject to stringent requirements regarding the sustainability of the fuels we procure. In addition to our internal sustainability policies and initiatives like our Responsible Sourcing Policy, our wood fiber procurement is conducted in accordance with leading forest certification standards, and we maintain multiple forest certifications. Our fiber supply chains are routinely audited by independent third parties, and we maintain the traceability of, and make public, information concerning the primary wood that is delivered to us directly from forests via our proprietary Track & Trace® system.
Our wood fiber demand is complementary to, rather than in competition with, demand for high-grade wood from most other forest-related industries, such as lumber and furniture. Demand for the non-merchantable fiber, waste products, or byproducts that we use is generally low; accordingly, the tops, limbs, and other low-grade wood fiber we purchase would otherwise generally be left unused, impeding reforestation, or burned.
Our fleet of production plants is sited in robust fiber baskets in the southeast United States that sustainably support our growing operations with low-grade fiber. As a result of the fragmented nature of tract ownership in our sourcing areas, we procure raw materials from hundreds of landowners, loggers, and timber industry participants, with no individual landowner representing a material fraction of any of our plants’ needs. Our wood fiber is procured under a variety of arrangements, including (1) logging contracts for the thinnings, pulpwood, and other unmerchandised low-grade fiber, (2) in-woods chipping contracts, (3) contracts with timber dealers, and (4) purchases from sawmills.

Port Operations
The following table describes our owned and leased ports. Wood pellets are exported from our owned or leased deep-water, marine terminals and are stored in domes, barges, and warehouses at the ports. Our terminals operate 24 hours per day, seven days per week.

Port Location	Throughput Capacity (MTPY)	Storage Capacity (MT)	Storage Facility Type at Port Location	Terminal Facility Own/Lease
Chesapeake, Virginia	2,500,000	90,000	Owned domes	Owned terminal
Mobile, Alabama	115,000	45,000	Third-party barges	Leased terminal assets
Panama City, Florida	780,000	32,000	Third-party warehouse	Owned terminal assets
Pascagoula, Mississippi	3,000,000	90,000	Owned domes	Owned terminal assets
Wilmington, North Carolina	3,000,000	90,000	Owned domes	Owned terminal assets
Savannah, Georgia	1,500,000	50,000	Third-party domes	Leased terminal assets
Total	10,895,000	397,000
Our Contracts and Marketing Activities
We refer to the structure of our long-term sales contracts as “take-or-pay” because they include a firm obligation of the customer to take a fixed quantity of product at a stated price and provides for us to be compensated in the event of the customer’s failure to accept all or a part of the contracted volumes or for termination of a contract by the customer.
We also have entered into several other contracts that have smaller off-take quantities than the contracts described above. In total, as of January 1, 2023, our backlog of fully contracted volumes under our existing take-or-pay contracts is $23.5 billion with a weighted-average remaining contract term of 13.7 years. Included in the backlog are contracts with 18 customers in jurisdictions ranging from the U.K., Denmark, the Netherlands, Belgium, Japan, and the United States of America.
In some cases, we may purchase shipments of product from third-party suppliers and resell them in back-to-back transactions.
Industry Overview
Our product, utility-grade wood pellets, is used in an increasing variety of applications around the world to help reduce the life-cycle greenhouse gas emissions generated by our customers in energy generation and industrial processes.
For many of our customers, our wood pellets are used as a substitute for coal in both dedicated and co-fired power generation and combined heat and power plants. It enables major power, heat or combined heat and power generators (“generators”) to profitably generate electricity and heat in a manner that reduces the overall cost of compliance with certain mandatory greenhouse gas (“GHG”) emissions limits and renewable energy targets while also allowing companies to diversify their secure sources of renewable feedstock supply.
Unlike intermittent sources of renewable generation like wind and solar power, wood pellet-fired plants are capable of meeting baseload electricity demand and are dispatchable (that is, power output can be switched on or off or adjusted based on demand). As a result, utilities and major generators in Europe, Asia, and other areas have made and continue to make long-term, profitable investments in power plant conversions and new builds of generating assets that either co-fire wood pellets with coal or are fully dedicated wood pellet-fired plants. Such developments help generators maintain and increase baseload generating capacity and comply with binding climate change regulations and other emissions reduction targets.
The capital costs required to convert a coal plant to co-fire biomass, or to burn biomass exclusively, are a fraction of the capital costs associated with implementing offshore wind and most other renewable technologies. Furthermore, the relatively quick process of converting coal-fired plants to biomass-fired generation can be an attractive benefit for generators whose generation assets are no longer viable as coal plants due to the expiration of operating permits, regulatory phase-out of coal-fired power generation, the introduction of taxes, or other restrictions on fossil fuel usage or emissions of GHGs and other pollutants. Additionally, the European Union’s Emissions Trading System continues to demonstrate a durable, constructive market for carbon, which assists biomass in being more cost effective for energy generation than carbon-intensive feedstocks such as coal and natural gas, even in markets where there are no direct incentives or subsidies for renewable energy generation.

There also continues to be significant demand growth in Europe and Asia for wood pellets as a preferred fuel source and renewable alternative to fossil fuels for district heating loops, residential and commercial heating, and the production of heat for industrial sites.
Our wood pellets also have potential applicability to hard-to-abate sectors as bio-based raw material feedstock to displace inputs to industrial processes formerly provided by fossil fuels, where their use could reduce greenhouse gas emissions on a lifecycle basis. In addition to the customer applications outlined above, we have long-term, take-or-pay off-take contracts in place with customers who intend to utilize our wood pellets as a raw material input in the refinement of bio-liquids like biodiesel and sustainably produced aviation fuel as well as to generate process steam and heat in heavy industrial manufacturing like lime, sugar, etc. As these markets further develop, we believe we will continue to have opportunities to serve this growing material demand beyond our current product sales backlog.
Competition
We compete with other utility-grade wood pellet producers for long-term, take-or-pay off-take contracts with major power and heat generation customers, trading houses, and increasingly with customers in hard-to-abate sectors. Competition in our industry is based on the price, quantity, quality, and consistency of the wood pellets produced, the reliability and scale of wood pellet deliveries and the producer’s ability to verify and document, through customer and third-party audits, that their wood pellets meet the regulatory sustainability, and use requirements of a particular customer.
Most of the world’s current wood pellet production plants are owned by small, private companies, with few companies owning or operating multiple plants. Few companies have the scale, production, technical expertise, access to sustainable fiber baskets, or commercial infrastructure necessary to supply utility-grade wood pellets under large, long-term off-take contracts to creditworthy counterparties. We are the largest producer by production capacity and consider other companies with production capacity, technical expertise, or commercial infrastructure to be our competitors, including Drax Biomass Inc., AS Graanul Invest, Fram Renewable Fuels, LLC, An Viet Phat Energy Co., LTD, and Highland Pellets LLC.
Development and Construction Projects
Demand for our product continues to exceed available supply, industry-wide. To meet growing demand, our development strategy is to identify potentially attractive new locations for wood pellet production, and deep-water terminal operations, and secure control or ownership of these sites. The process of developing these sites includes permitting, designing, engineering, and ultimately constructing, commissioning, and operating new wood pellet production or terminaling capacity consistent with our “build and copy” strategy, whereby we replicate production, and terminaling assets consistent with the design and equipment selection of our then-current operating assets. We are currently constructing the Epes plant, developing the Bond plant, and maintain a portfolio of additional sites under development or consideration.
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
Air Emissions
The federal Clean Air Act, as amended (the “CAA”), and state and local laws and regulations that implement and add to CAA requirements, regulate the emission of air pollutants from our facilities. The CAA and state and local laws and regulations impose significant monitoring, testing, recordkeeping, and reporting requirements for these emissions. These laws and regulations require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain, and strictly comply with stringent air permit emission limits, and in certain cases utilize specific equipment or technologies to control and measure emissions. Obtaining these permits can be both costly and time intensive and has the potential to delay opening of new plants or significant expansion of existing plants; moreover, complying with these permits, including satisfying testing requirements, can be costly and time-intensive. Failure to comply with these laws, regulations and permit requirements may cause us to face fines, penalties, or injunctive orders in connection with air pollutant emissions from our operations.
The CAA requires that we obtain various construction and operating permits, including, in some cases, Title V air permits. In certain cases, the CAA requires us to incur capital expenditures to install air pollution control devices at our facilities. We are also required to control fugitive emissions from our operations and may face fines, penalties, or injunctive orders in connection with fugitive emissions. We have incurred, and expect to continue to incur, substantial administrative, operating and capital expenditures to maintain compliance with CAA requirements that have been promulgated or may be promulgated or revised in the future.
Climate Change and Greenhouse Gases
Our operations are subject to limited direct regulation with respect to emissions of GHGs. For example, at this time, the U.S. Environmental Protection Agency (the “EPA”) requires certain large facilities to undergo CAA pre-construction review and obtain operating permits for their GHG emissions. Our operations are also indirectly affected by regulations regarding the carbon treatment of biomass. Several jurisdictions to which we ship our product have imposed regulations on the characterization of biomass as a carbon-neutral fuel, and any change that imposes more stringent regulations on the characterization of biomass as carbon-neutral could negatively impact demand for our products or require us to incur additional costs to achieve such characterization of our products. For more information, see our risk factor titled “Changes in the treatment of biomass could adversely impact our business.” Additionally, in March 2022, the U.S. Securities and Exchange Commission (“SEC”) released a proposed rule that would establish a framework for reporting of climate risks, targets, and metrics. A final rule is anticipated in Q2 2023. Although the final form and substance of the rule is not yet known, it could result in additional compliance costs. Finally, scientists have concluded that increasing concentrations of GHGs in the earth’s atmosphere may produce climate changes that have significant physical effects, such as sea-level rise, increased frequency and severity of storms, floods, and other climatic events, including forest fires. If any such effects were to occur, they could have an adverse effect on our operations.
Safety and Maintenance
We are subject to a number of federal and state laws and regulations, including the Federal Occupational Safety and Health Act, as amended (“OSHA”), and comparable state statutes, which are intended to protect the health and safety of employees and contractors. OSHA imposes various requirements, including safety-related training, policies, and programs. In addition, the OSHA Hazard Communication Standards and the EPA’s Emergency Planning and Community Right-to-Know Act statutes require that information be maintained concerning hazardous materials used or produced in our operations and that this information be provided to employees, state and local governmental authorities and citizens. National Fire Protection Association (NFPA) standards require affected facilities to develop and implement plans and controls to minimize combustible dust. EPA regulations mandate the utilization of pollution control equipment such as cyclones, baghouses, and electronic precipitators to minimize regulated air emissions at affected facilities. Additionally, we continually strive to maintain compliance with applicable air, solid waste, and wastewater regulations as required by EPA regulations, state and local laws and ordinances. Our deep-water marine terminals are required to adhere to Homeland Security/U.S. Coast Guard regulations regarding physical security and emergency response plans.
Seasonality
Our business is affected by seasonal fluctuations. During the first half of the year, the cost of producing wood pellets tends to be higher because during the winter months, the cost of delivered raw materials are higher, primarily due to a reduction in accessibility during cold and wet weather conditions, which results in our need to extend the procurement radius around our plants. Our raw materials typically have higher moisture content during this period, resulting in lower production levels; moreover, the cost of drying wood fiber increases during periods of lower ambient temperatures given greater energy required in the process of heating. Our operating costs are primarily fixed, resulting in low fixed cost absorption or higher operating cost per metric ton (“MT”). Additionally, our customer contract price mix is typically higher during the second half of the year as we increase the sales volumes delivered to customers using wood pellets for heating.
Human Resources
Our employees are our greatest resource and keeping them safe is considered a moral obligation for all of us. We have been unrelenting in our commitment to our health and safety standards and processes. Moreover, we continue to build and foster diversity and inclusion among our employees and other stakeholders and making a long-lasting, positive impact in the communities in which we operate. As a company, we value keeping promises, acting with integrity, the determination to make a difference, and the qualities of openness, humility, and respect.
Through our human resources practices, we focus on attracting, developing, and retaining talent to help enable our growth consistent with our values. In addition, we apply a talent framework to support our human resources objectives of recruiting and nurturing top talent, strengthening our succession planning to develop a pipeline of future leaders for key roles and driving a culture of accountability through a robust performance management process.
We had 1,386 employees as of December 31, 2022. None of our employees are represented by a labor union. We have not experienced any employment-related work stoppages, and we consider relations with our employees to be positive.
We maintain daily 24/7 operations and to do so, we bring Enviva’s best minds, systems, processes, and team back-up culture, together. Enviva finished 2022 with a Total Recordable Incident Rate of .76 compared to an industry average of 3.0. This incident rate is the second lowest in the company's history.
We focus on attracting, developing, and retaining a team of highly talented and motivated employees. We offer our employees competitive pay and benefits including paid time off, multiple healthcare and insurance coverage options including premium free offerings, paid company holidays, and a 401(k) retirement plan. Employee performance is measured in part based on goals that are aligned with our annual objectives, and we recognize that our success is based on the talents and dedication of those we employ. Additionally, we look to support our employees both on and off the job site by offering benefits such as paid parental leave, a wellness reimbursement program, FSA dependent care, paid disability (short term/long term), and educational assistance. All of our full-time employees are bonus eligible and 20% of our employees are currently eligible for equity-based awards under the Enviva Inc. Long-Term Incentive Plan (the “LTIP”). We evaluate these programs annually to ensure our employees are compensated fairly and competitively.
In 2022, our commitment to career growth and development led us to deploy various in-person and online courses and presentations to give employees the opportunity to learn new skills, hone existing ones and deepen their understanding of our business as well as expose them to new ideas that challenge their way of thinking. We offered 20 technical skill trainings for our operators in our plants. We hosted our annual program called Enviva Days which is a development initiative focused on driving career development and employee engagement. In 2022, this event included 15 learning sessions over the course of one week. More than 500 Enviva employees participated.
To achieve operational discipline in our hiring efforts, we follow a consistent hiring process across the organization. We recognize the need to fill roles and strive for a time-to-fill rate that aligns with internal benchmarks. Our current hiring process includes a pre-screen interview and cross-functional panel interview. Following recruitment, our onboarding program provides our new hires with the tools and information needed to succeed. These processes helped us maintain a total voluntary turnover rate of 31% against a very challenging labor market.
We are an equal opportunity employer with a commitment to diversity and inclusion. We believe in a workplace that promotes equality, transparency, and accountability. Our policies and procedures seek to foster these values through regular trainings and employee engagement, such as annual trainings for 100% of our employees on workplace conduct and non-discrimination. We strive to engage with the local communities where our operations are based so that we can locate and support a diverse talent pool.
Additional information regarding our human resources initiatives can be found under the “People” section of our 2021 Corporate Sustainability Report which can be found on our website in the Sustainability section.

Principal Executive Offices
Our principal executive offices are located at 7272 Wisconsin Avenue, Suite 1800, Bethesda, Maryland 20814.
Available Information
We file annual, quarterly, and current reports and other documents with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The SEC maintains a website at www.sec.gov that contains reports and other information regarding issuers that file electronically with the SEC.
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

ITEM 1A.    RISK FACTORS
There are many factors that could have a material adverse effect on our business, financial condition, results of operations and cash available for dividends. New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect financial performance. Each of the risks described below could adversely impact the value of our common stock.
Summary Risk Factors
Our business is subject to numerous risks and uncertainties, including those described in this Item 1A “Risk Factors.” These risks include the following:
•The Company’s ability to declare and pay dividends, and repurchase shares is subject to certain conditions.
•We expect to derive substantially all our revenues from six customers in 2023, four of which are located in Europe. If we fail to continue to diversify our customer base, our results of operations, business and financial position, and ability to pay dividends to our stockholders could be materially adversely affected.
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
•The satisfactory delivery of substantially all of our production is dependent on continuous access to infrastructure at our owned, leased, and third-party-operated terminals. Loss of access to our ports of shipment and destination, including through failure of terminal equipment and port closures, could adversely affect our financial results and cash flows.
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
•Changes to applicable tax laws and regulations or exposure to additional tax liabilities could affect our business, cash flows, and future profitability.
•We may issue additional shares without stockholder approval, which would dilute existing stockholder ownership interests.
•System security vulnerabilities, data breaches, and cyber-attacks could compromise proprietary or otherwise sensitive information or disrupt operations, which could adversely affect our business, reputation, and stock price.

Risks Related to Our Business
We expect to derive substantially all our revenues from six customers in 2023, four of which are located in Europe. If we fail to continue to diversify our customer base, our results of operations, business and financial position and ability to pay dividends to our stockholders could be materially adversely affected.
Our contracts with Drax, Lynemouth Power, MGT, Ørsted, Sumitomo, and Mitsubishi, four of which are located in Europe, represent substantially all of our expected product sales volumes in 2023; as a result, we face counterparty and geographic concentration risk. The ability of each of our customers to perform its obligations under a contract with us will depend on a number of factors that are beyond our control and may include the overall financial condition of the counterparty, the counterparty’s access to capital, the condition of the regional and global power, heat, and combined heat and power generation industry, continuing regulatory and economic support for wood pellets as a fuel source, pricing trends in the spot market for wood pellets and general economic conditions. In addition, in depressed market conditions, our customers may no longer need the amount of our products they have contracted for or may be able to obtain comparable products at a lower price. Should any counterparty fail to honor its obligations under a contract with us, we could sustain losses, which could have a material adverse effect on our business, financial condition, results of operations, and cash available for dividends.
Currently, we derive a majority of our revenues from customers in Europe. If economic, political, regulatory, or financial market conditions in Europe deteriorate and/or our customers experience a significant downturn in their business or financial condition, they may attempt to renegotiate, reject, or declare force majeure under our contracts. If we fail to continue to diversify our customer base geographically within and outside of Europe in the future, our results of operations, business and financial position, and ability to pay dividends to our stockholders could be materially adversely affected.
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
Our long-term off-take contracts typically set base prices subject to annual price escalation and other pricing adjustments for changes in certain of our underlying costs of operations, including, in some cases, for stumpage or diesel fuel. However, such cost pass-through mechanisms may only pass a portion of our total costs through to our customers. If our operating costs increase significantly during the terms of our long-term off-take contracts beyond the levels of pricing and cost protection afforded to us under the terms of such contracts, our results of operations, business and financial position, and ability to pay dividends to our stockholders, could be adversely affected. Continued and increased inflation could decrease the profitability of our long-term off-take contracts.
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
Our business strategy includes growing our business through constructing new greenfield and brownfield facilities, capacity expansion of existing facilities, and third-party acquisitions that increase our cash generated from operations. Our ability to successfully achieve our organic growth plan will require us to acquire or construct several additional plants over the next five years. Various factors could affect our ability to achieve our organic growth plan and continue to grow our business, including:
•inability to identify or develop attractive projects, which could result from, among other things, inability to identify communities with optimal proximity to feedstock and access to labor and transportation, competition for attractive locations, regulatory challenges or reputational risks;
•our failure to complete development projects in a timely manner or at all, which could result from, among other things, permitting challenges, failure to procure requisite financing or equipment, construction difficulties, or an inability to obtain off‑take contracts on acceptable terms; and
•fewer accretive third‑party acquisition opportunities than we expect, which could result from, among other things, available projects having less desirable economic returns, competition, anti‑trust concerns, or higher risk profiles than we believe suitable for our business plan and investment strategy.
In addition, changes to our business plans, financial condition or other factors could result in changes or delays to our organic growth plan. For example, in late 2022, we updated the standard plant design to improve plant utilization to execute the Design One, Build Many strategy, which has delayed the planned commencement dates of our new Epes and Bond plants by roughly a year. Any of these factors could prevent us from executing our growth strategy or otherwise could have a material adverse effect on our results of operations, business and financial position, and our ability to pay dividends to our stockholders.
We may be unable to make attractive acquisitions, and any acquisitions we make will be subject to substantial risks that could adversely impact our business.
We may consummate acquisitions that we believe will be attractive but that ultimately result in a decrease in our financial condition and results of operations. Any acquisition involves potential risks, some of which are beyond our control, including:
•mistaken assumptions about revenues and costs, including synergies;
•the inability to successfully integrate businesses we acquire;
•the inability to hire, train, or retain qualified personnel to manage and operate our business and newly acquired assets;
•the assumption of unknown liabilities;
•limitations on our access to indemnification from the seller;
•incorrect assumptions about the overall costs of equity or debt;
•the diversion of management’s attention from other business concerns;
•unforeseen difficulties in connection with operating newly acquired assets or in new geographic areas;
•customer or key employee losses at acquired businesses; and
•the inability to meet obligations in off‑take or other contracts associated with acquisitions.
If we consummate any future acquisitions, our capitalization and results of operations may change significantly, and our stockholders may not have the opportunity to evaluate the economic, financial, and other relevant information that we will consider in determining the application of our funds and other resources to acquisitions.
The Company’s ability to declare and pay dividends, and to repurchase shares, is subject to certain considerations.
Dividends are authorized and determined by the Company’s board of directors in its sole discretion. Decisions regarding the payment of dividends and the repurchase of shares are subject to a number of considerations, including:
•cash available for dividends or repurchases;
•the Company’s results of operations and anticipated future results of operations;

•the Company’s financial condition, especially in relation to anticipated future capital needs;
•the level of cash reserves the Company may establish to fund future capital expenditures, including potential acquisitions or development projects;
•the Company’s ability to access other sources of financing to fund potential acquisitions and development projects;
•the Company’s stock price;
•excise taxes that may be imposed on the Company with respect to certain repurchases of the Company’s stock; and
•other factors the board of directors deems relevant.
The Company can provide no assurance that it will continue to pay dividends or authorize stock repurchases at the current rate or at all. Any elimination of or downward revision in the Company’s dividend payout or stock repurchase program could have a material adverse effect on the market price of the Company’s common stock.
Regulatory and Litigation Risks
Our business is subject to risks related to legal proceedings and governmental inquiries.
Our business is subject to litigation, regulatory investigations, and claims arising in the normal course of operations. The risks associated with these matters often may be difficult to assess or quantify and the existence and magnitude of potential claims often remain unknown for substantial periods of time. Our involvement in any investigations and lawsuits would cause us to incur additional legal and other costs and, if we were found to have violated any laws, we could be required to pay fines, damages, and other costs, perhaps in material amounts. Regardless of final costs, these matters could have an adverse effect on our business by exposing us to negative publicity, reputation damage, or diversion of personnel and management resources.
Changes in laws or government policies, incentives, and taxes related to low-carbon and renewable energy may affect customer demand for our products.
Consumers of utility-grade wood pellets currently use our products either as part of a binding obligation to generate a certain percentage of renewable energy or because they receive direct or indirect financial support or incentives to do so. Financial support is often necessary to cover the generally higher costs of wood pellets compared to conventional fossil fuels like coal. In most countries, once the government implements a tax (e.g., the U.K.’s carbon price floor tax) or a preferable tariff or specific renewable energy policy either supporting a renewable energy generator or the energy generating sector as a whole, such tax, tariff, or policy is guaranteed for a specified period of time, sometimes for the investment lifetime of a generator’s project. However, governmental policies that currently support the use of biomass may adversely modify their tax, tariff, or incentive regimes, and the future availability of such taxes, tariffs, or incentive regimes, either in current jurisdictions beyond the prescribed timeframes or in new jurisdictions, is uncertain. Demand for wood pellets could be substantially lower than expected if government support is removed, reduced, or delayed or, in the future, is insufficient to enable successful deployment of biomass power at the levels currently projected.
In addition, regulatory changes such as new requirements to install additional pollution control technology could require us to curtail or amend operations to meet new GHG and other emission limits. This may also affect demand for our products in addition to increasing our operational costs. Regulatory directives may require certain biomass standards to be satisfied in order for our customers to capture any available direct or indirect regulatory incentives from the use of our products. This typically is implemented through biomass sustainability criteria, which either are a mandatory element of eligibility for financial subsidies to biomass energy generators or may be expected to become mandatory in the future. For more information, see our risk factor titled “Changes in the treatment of biomass could adversely impact our business.” As a biomass fuel supplier, the viability of our business is therefore dependent on our ability to comply with such requirements. These requirements may restrict the types of biomass we can use and the geographic regions from which we source our raw materials and may require us to reduce GHG emissions associated with our supply and production processes.
Currently, some criteria with which we must comply, including rules relating to forest management practices and carbon accounting, are under revision. If different sustainability requirements are adopted in the future, demand for our products could be materially reduced in certain markets, and our results of operations, business and financial position, and our ability to pay dividends to our stockholders, may be materially adversely affected.

Challenges to or delays in the issuance of air permits, or our failure to comply with our permits, could impair our operations and ability to expand our production.
Our plants are subject to the requirements of the Clean Air Act and must either receive minor source permits from the states in which they are located or a major source permit, which the U.S. Environmental Protection Agency has the right to object to if it determines any proposed permit is not in compliance with applicable requirements. In general, our facilities are eligible for minor source permits following the application of pollution control technologies. However, we could experience substantial delays with respect to obtaining such permits, including as a result of any challenges to the issuance of our permits or other factors, which could impair our ability to operate our wood pellet production plants or expand our production capacity. In addition, any new air permits we receive could require that we incur additional expenses to install emissions control technologies or limit our operations. Such new permits could also impede our ability to satisfy emission limitations and/or stringent testing requirements to demonstrate compliance therewith. Failure to meet such requirements could have a material adverse effect on our results of operations, business and financial position, and our ability to pay dividends to our stockholders.
Federal, state, and local legislative and regulatory initiatives relating to forestry products and the potential for related litigation could result in increased costs and additional operating restrictions and delays, which could cause a decline in the demand for our products and negatively impact our business, financial condition, and results of operations.
Our raw materials are byproducts of traditional timber management and harvesting, principally the parts of the harvested wood that are not utilized in higher-value markets, such as the tops and limbs of trees, crooked or diseased trees, slash, understory, and thin tree lengths. Commercial forestry is regulated by complex regulatory frameworks at the federal, state, and local levels. Among other federal laws, the Clean Water Act and the Endangered Species Act have been applied to commercial forestry operations through agency regulations and court decisions, as well as through the delegation to states to implement and monitor compliance with such laws. State forestry laws, as well as land-use regulations and zoning ordinances at the local level, are also used to manage forests in the Southeastern United States, as well as other regions from which we may need to source raw materials in the future. Any new or modified laws or regulations at any of these levels could have the effect of reducing forestry operations in areas where we procure our raw materials and consequently may prevent us from purchasing raw materials in an economic manner, or at all. In addition, future regulation of, or litigation concerning, the use of timberlands, the protection of endangered species, the promotion of forest biodiversity and the response to and prevention of wildfires, as well as litigation, campaigns or other measures advanced by special interest groups, could also reduce the availability of the raw materials required for our operations.
Changes in the treatment of biomass could adversely impact our business.
Various rules have been issued or may be issued in the future by government agencies, including in the jurisdictions where we sell our products, to regulate the sustainability criteria associated with the use of biomass, which in turn may require us to adopt certain practices in our operations.
Biomass and our wood products are considered renewable under RED II. However, the EU is currently in the process of negotiating RED III and will determine whether the use of woody biomass will continue to be considered renewable in the EU and, therefore, can be used in meeting the EU’s climate targets. The EU’s directives establish, among other things, targets for renewable energy supply and certain sustainability requirements for biomass, including requirements related to carbon stocks and land use. If the wood pellets we produce do not conform to these or future requirements, our customers would not be able to count energy generated therefrom towards these renewable energy goals, which could decrease demand for our products. Biomass has been under additional regulatory scrutiny in recent years to develop standards to safeguard against adverse environmental effects from its use, and certain special interest groups that focus on environmental issues have expressed their opposition to the use of biomass, both publicly and directly, to domestic and foreign regulators, policy makers, power, heat or combined heat, and power generators (“generators”) and other industrial users of biomass. These groups are also actively lobbying, litigating, and undertaking other actions domestically and abroad in an effort to increase the regulation of, reduce or eliminate the incentives and support for, or otherwise delay, interfere with, or impede the production and use of biomass for or by generators. In response to such concerns, the Biden Administration withdrew from pre-publication review a pending rulemaking to characterize biomass as carbon-neutral for CAA purposes in the United States. While we do not currently sell a significant portion of our products in the United States, any changes in the treatment of biomass in jurisdictions where we sell or plan to sell our products could materially adversely affect our results of operations, business and financial condition, and our ability to pay dividends to our stockholders.
Notwithstanding the above, we cannot guarantee that our products will continue to be considered renewable in all jurisdictions where our customers consume them or meet future standards or the expectations of third parties, governmental authorities, and stakeholders, related to the same, especially with respect to potential regulatory changes. This may adversely impact our business, harming our reputation, restricting or limiting access to and the cost of capital, and subjecting us to potential litigation risk.
Our operations are subject to stringent environmental and occupational health and safety laws and regulations that may expose us to significant costs and liabilities.
Our operations are subject to stringent federal, regional, state, and local environmental, health, and safety laws and regulations. These laws and regulations govern environmental protection, occupational health and safety, the release or discharge of materials into the environment, air emissions, wastewater discharges, the investigation and remediation of contaminated sites, and allocation of liability for cleanup of such sites. These laws and regulations may restrict or impact our business in many ways, including by requiring us to acquire permits or other approvals to conduct regulated activities, limiting our air emissions or wastewater discharges or requiring us to install costly equipment to control, reduce, or treat such emissions or discharges and impacting our ability to modify or expand our operations. We may be required to make significant capital and operating expenditures to comply with these laws and regulations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, imposition of investigatory or remedial obligations, suspension or revocation of permits, and the issuance of orders limiting or prohibiting some or all of our operations. Adoption of new or modified environmental laws and regulations may impair the operation of our business, delay or prevent expansion of existing facilities or construction of new facilities, and otherwise result in increased costs and liabilities, which may be material.
The actions of certain special interest groups could adversely impact our business.
Certain special interest groups that focus on environmental issues have expressed their opposition to the use of biomass, both publicly and directly to domestic and foreign regulators, policy makers, power, heat or combined heat and power generators, and other industrial users of biomass. These groups are also actively lobbying, litigating, and undertaking other actions domestically and abroad in an effort to increase the regulation of, reduce or eliminate the incentives and support for, or otherwise delay, interfere with, or impede the production and use of biomass for or by heat and power generators. Such efforts, if successful, could materially adversely affect our results of operations, business and financial condition, and our ability to pay dividends to our stockholders.
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
We create and publish voluntary disclosures regarding ESG matters from time to time, but many of the statements in those voluntary disclosures are based on our expectations and assumptions, which may require substantial discretion and forecasts about costs and future developments. Such expectations and assumptions are also complicated by the lack of an established framework for identifying, measuring, and reporting on many ESG matters. Moreover, in February 2021, we announced our intention to reduce, eliminate, or offset our direct (Scope 1) GHG emissions by 2030 and to publicly report our progress against this goal. We have also made commitments to aim to source 100% renewable energy (Scope 2 GHG emissions) for our operations and to work with our partners to adopt clean energy solutions. For more information, see “Recent Developments—Commitment to Achieve Carbon Neutral Operations.” Our estimates concerning the timing and cost of implementing our goals are subject to risks and uncertainties, some of which are outside of our control. Given the evolving nature of GHG emissions accounting methodologies and climate science, we cannot guarantee that such factors may not give rise to the need to restate or revise our emissions reduction goals, cause us to miss them altogether, or limit the impact of success of achieving our goals. Additionally, we cannot guarantee that there will be sufficient offsets available for purchase given the increased demand from numerous businesses implementing net zero goals, or that, notwithstanding our reliance on any reputable third party registries, that the offsets we do purchase will successfully achieve the emissions reductions they represent. We also may face greater scrutiny as a result of our announcement and publication of our progress, and any failure to successfully achieve our voluntary net-zero goals, or the manner in which we achieve some or any portion of our goals, could lead to adverse press coverage or other public attention. Moreover, despite the voluntary nature of our net-zero goals, we may receive pressure from external sources, such as lenders, investors, or other groups, to adopt more aggressive climate or other ESG-related goals; however, we may not agree that such goals will be appropriate for our business, and we may not be able to implement such goals because of potential costs or technical or operational obstacles.
In March 2022, the SEC released a proposed rule that would establish a framework for the reporting of climate risks, targets, and metrics. A final rule is expected in April 2023, but we cannot predict what any such final rule may require. As proposed, the SEC climate rule would impose burdensome and potentially costly emissions and other data gathering and reporting requirements on our operations, including, but not limited to, those related to the risks of our operations arising from the physical impacts of climate change (e.g., flooding and water stress). Separately, the SEC has announced that it is scrutinizing existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege an issuer’s climate disclosures are misleading or deficient.
Relatedly, organizations that provide information to investors on corporate governance and related matters have developed rating processes on evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings could lead to increased negative investor sentiment toward us, our customers, or our industry, which could negatively impact our share price as well as our access to and cost of capital. Finally, to the extent ESG matters negatively impact our reputation, we may not be able to compete as effectively to recruit or retain employees, which may adversely affect our operations.
Further, public statements with respect to ESG matters, such as emissions reduction goals, other environmental targets, or other commitments addressing certain social issues, are becoming increasingly subject to heightened scrutiny from public and governmental authorities related to the risk of potential “greenwashing,” i.e., misleading information or false claims overstating potential ESG benefits. For example, in March 2021, the SEC established the Climate and ESG Task Force in the Division of Enforcement to identify and address potential ESG-related misconduct, including greenwashing. Certain non-governmental organizations and other private actors have also filed lawsuits under various securities and consumer protection laws alleging that certain ESG-related statements, goals, or standards were misleading, false, or otherwise deceptive. As a result, we may face increased litigation risks from private parties and governmental authorities related to our ESG efforts. We could also face increasing costs as we attempt to comply with and navigate further regulatory focus and scrutiny.
Finally, any alleged claims of greenwashing against us or others in our industry may lead to further negative sentiment and diversion of investments. For example, on November 3, 2022, a putative securities class action lawsuit was filed in federal district court in the District of Maryland against Enviva, John Keppler, and Shai Even. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder based on allegations that the Company made materially false and misleading statements regarding the Company’s business, operations, and compliance policies, particularly relating to its ESG practices. Specifically, the lawsuit alleges that the Company’s statements were misleading as to the environmental sustainability of the Company’s wood pellet production and procurement and the impact such statements would have on the Company’s financials and growth potential. The lawsuit seeks unspecified damages, equitable relief, interest and costs, and attorneys’ fees. Lead plaintiff and lead counsel were appointed on January 31, 2023, and their amended complaint is due to be filed on or before April 3, 2023. Enviva believes the case is without merit and intends to vigorously defend the matter.
Operational Risks
We may be unable to complete our construction projects on time, and our construction costs could increase to levels that make the return on our investment less than expected.
We may face delays or unexpected developments in completing our current or future construction projects, including as a result of ongoing supply chain issues, our failure to timely obtain the equipment, services, or access to infrastructure necessary for the operation of our projects at budgeted costs, maintain all necessary rights to land access and use and/or obtain and/or maintain environmental and other permits or approvals. These circumstances could prevent our construction projects from commencing operations or from meeting our original expectations concerning timing, operational performance, the capital expenditures necessary for their completion, and the returns they will achieve. Our inability to complete and transition our construction projects into financially successful operating projects on time and within budget could have a material adverse effect on our results of operations, business, and financial position, and cash flows.
The satisfactory delivery of substantially all of our production is dependent on continuous access to infrastructure at our owned, leased, and third-party-operated terminals. Loss of access to our ports of shipment and destination, including through failure of terminal equipment and port closures, could adversely affect our financial results and cash available for dividends.
Substantially all of our production is dependent on infrastructure at our owned, leased, and third-party-operated terminals. Should we suffer a catastrophic failure of the equipment at these terminals or otherwise experience port closures, including for security or weather-related reasons, or suffer the effects of ongoing supply chain issues, we could be unable to fulfill off‑take obligations or incur substantial additional transportation costs, which would reduce our cash flow. Moreover, we rely on various ports of destination, as well as third parties who provide stevedoring or other services at our ports of shipment and destination or from whom we charter oceangoing vessels and crews, to transport our product to our customers. Loss of access to these ports for any reason, or failure of such third-party service providers to uphold their contractual obligations, may impact our ability to fulfill our obligations under our off-take contracts, cause interruptions to our shipping schedule and cause us to incur substantial additional transportation or other costs, all of which could have a material adverse effect on our business, financial condition, and results of operations.
Failure to maintain effective quality control systems at our production plants and deep-water marine terminals could have a material adverse effect on our business and operations.
Our customers require a reliable supply of wood pellets that meet stringent product specifications. We have built our operations and assets to consistently deliver and certify the highest levels of product quality and performance, which is critical to the success of our business and depends significantly on the effectiveness of our quality control systems, including the design and efficacy of such systems, the success of our quality training program and our ability to ensure that our employees and contract counterparties adhere to our quality control policies and guidelines. Moreover, any significant failure or deterioration of our quality control systems could impact our ability to deliver product that meets our customers’ specifications and, in turn, could lead to rejection of our product by our customers, which could have a material adverse effect on our business, financial condition, and results of operations.
Our business is subject to operating hazards and other operational risks, which may have a material adverse effect on our business and results of operations. We may also not be adequately insured against such events.
Our business could be materially adversely affected by operating hazards and other risks to our operations. We produce a combustible product that may under certain circumstances present a risk of fires and explosions or other hazards. Moreover, severe weather, such as floods, earthquakes, hurricanes, or other natural disasters, climatic phenomena, such as drought, and other catastrophic events, such as plant or shipping disasters, could impact our operations by causing damage to our facilities and equipment, affecting our ability to deliver our product to our customers and impacting our customers’ ability to take delivery of our products. Such events may also adversely affect the ability of our suppliers or service providers to provide us with the raw materials or services we require or the ability to load, transport, and unload our product.
In addition, the scientific community has concluded that severe weather will increase in frequency and intensity as result of increasing concentrations of GHGs in the Earth’s atmosphere, and that climate change will have significant physical effects, including sea-level rise, increased frequency and severity of hurricanes and other storms, flooding, drought, and forest fires. We and our suppliers operate in coastal and wooded areas in geographic regions that are susceptible to such climate impacts.
We maintain insurance policies to mitigate against certain risks related to our business, in types and amounts that we believe are reasonable depending on the circumstances surrounding each identified risk; however, we may not be fully insured against all operating hazards and other operational risks incident to our business. Furthermore, we may be unable to maintain or obtain insurance of the type and amount we desire at reasonable rates, if at all. As a result of market conditions and certain claims we may make under our insurance policies, premiums and deductibles for certain of our insurance policies could escalate. In some instances, insurance could become unavailable or available only for reduced amounts of coverage or at unreasonable rates. If we were to incur a significant liability for which we are not fully insured, it could have a material adverse effect on our financial condition, results of operations, and cash available for dividends to our stockholders.
We may be required to make substantial capital expenditures to maintain and improve our facilities.
Although we currently use a portion of our cash generated from our operations to maintain, develop, and improve our assets and facilities, such investment may, over time, be insufficient to preserve the operating profile required for us to meet our planned profitability or meet the evolving quality and product specifications demanded by our customers. Moreover, our current and future construction and other capital projects may be capital-intensive or suffer cost overruns. Accordingly, if we exceed our budgeted capital expenditures and/or additional capital expenditures become necessary in the future and we are unable to execute our construction, maintenance, or improvement programs successfully, within budget, and in a timely manner, our results of operations, business and financial position, and our ability to generate cash flows, may be materially adversely affected. Our future success depends on our ability to continuously improve and upgrade our existing plants to meet customer demands while at the same time maintaining the reliability and integrity of our existing plants. We may not be able to maintain or replace key technology and infrastructure at our existing plants as quickly as we would like or in a cost-effective manner. The profitability of our business is dependent on the continuous improvement of both our supply and maintenance costs. We may not be able to continuously reduce costs as effectively as we need to increase profitability.
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
The increase in demand for power and heat during the winter months drives greater customer demand for wood pellets. As some of our wood pellet supply to our customers are sourced from third-party purchases, we may experience higher wood pellet costs and a reduction in our gross margin during the winter months. These seasonal fluctuations could have an adverse effect on our business, financial condition, and results of operations and cause comparisons of operating measures between consecutive quarters to not be as meaningful as comparisons between longer reporting periods.
We are exposed to construction and development risks related to our projects.
Historically, we acquired wood pellet production plants and marine export terminals that had either already commenced commercial operations or received financial support from our former sponsor to mitigate the risk associated with the construction and ramp of such assets. Following the Simplification Transaction (as defined below), we have received certain fixed payments from certain owners of our former sponsor associated with its obligations related to prior drop-downs and other transactions; however, such payments may be insufficient to fully compensate us for cost overruns, production delays, supply chain disruptions, or other adverse developments. Furthermore, we remain exposed to the risks associated with our organic growth initiatives and will be fully exposed to the risks associated with any new development or construction activities.
We expect to experience an increase in capital expenditures and general and administrative expenses related to our development and construction activities, which may be substantial. We may face delays or unexpected developments in completing our current or future construction projects, including as a result of our failure to timely obtain the equipment, services, or access to infrastructure necessary for the operation of our projects at budgeted costs, maintain all necessary rights to land access and use, and obtain and maintain environmental and other permits or approvals. These circumstances could prevent our construction projects from commencing operations or meeting our original expectations concerning timing, operational performance, the capital expenditures necessary for their completion, and the returns they will achieve. Moreover, design, development, and construction activities associated with a project may occur over an extended period of time but may generate little or no revenue or cash flow until the project is placed into commercial service. This mis-match in timing could reduce our available liquidity. Our inability to complete and transition our construction projects into financially successful operating projects on time and within budget or the failure of our projects to generate expected returns could have a material adverse impact our liquidity, results of operations, business, and financial position, as well as our ability to pay dividends to our stockholders.
Market and Credit Risks
Significant increases in the cost, or decreases in the availability, of raw materials or sourced wood pellets could result in lower revenue, operating profits, and cash flows, or impede our ability to meet commitments to our customers.
We purchase wood fiber from third-party landowners and other suppliers for use at our plants. Our reliance on third parties to secure wood fiber exposes us to potential price volatility and unavailability of such raw materials, and the associated costs may exceed our ability to pass through such price increases under our contracts with our customers. Further, delays or disruptions in obtaining wood fiber may result from a number of factors affecting our suppliers, including extreme weather, production or delivery disruptions, inadequate logging capacity, labor disputes, impaired financial condition of a particular supplier, the inability of suppliers to comply with regulatory or sustainability requirements, or decreased availability of raw materials. In addition, other companies, whether or not in our industry, could procure wood fiber within our procurement areas and adversely change regional market dynamics, resulting in insufficient quantities of raw material or higher prices.
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

We are exposed to the credit risk of our contract counterparties, including the customers for our products, and any material nonpayment or nonperformance by our customers could adversely affect our financial results and cash generated from our operations.
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
Disruptions to or increases in the cost of local or regional transportation services and other forms of infrastructure, such as electricity, due to shortages of vessels, barges, railcars, or trucks, weather-related problems, flooding, drought, accidents, mechanical difficulties, bankruptcy, inflationary pressures, strikes, lockouts, bottlenecks, or other events could increase our costs, temporarily impair our ability to deliver products to our customers, and might, in certain circumstances, constitute a force majeure event under our customer contracts, permitting our customers to suspend taking delivery of and paying for our products.
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
We compete with other wood pellet production companies for the customers to whom we sell our products. Other current producers of utility‑grade wood pellets include Drax Biomass Inc., AS Graanul Invest, Fram Renewable Fuels, LLC, An Viet Phat Energy Co., LTD, and Highland Pellets LLC. Competition in our industry is based on price, consistency and quality of product, site location, distribution and logistics capabilities, customer service, creditworthiness and reliability of supply. Some of our competitors may have greater financial and other resources than we do, may develop technology superior to ours, or may have production plants sited in more advantageous locations from a logistics, procurement, or other cost perspective.
In addition, we expect global demand for solid biomass to increase significantly in the coming years. This demand growth may lead to a significant increase in the production levels of our existing competitors and may incentivize new, well‑capitalized competitors to enter the industry, both of which could reduce the demand for our products and the prices we are able to obtain under future off‑take contracts. Significant price decreases or reduced demand could have a material adverse effect on our results of operations, business and financial position, and cash generated from our operations.
A portion of our product sales are based on spot prices for wood pellets. Extended periods of low market prices, or high prices at a time that we need to supplement our production, could adversely affect our financial condition, results of operations, and cash flows.
In addition to generating cash flow from long-term, take-or-pay off-take contracts, we generate cash flows through spot or short term sales when pricing dynamics and our contract terms allow it. Enviva has the opportunity to flex down or delay a certain percentage of contracted shipments and sell on spot. Conversely, when the spot market dynamics shift, Enviva may have the opportunity to purchase third-party volumes and deliver under its long-term contracts. Spot prices are subject to wide fluctuations in response to relatively minor changes in supply and demand, and our ability to capitalize on higher spot prices and contract flexibility is dependent upon such fluctuations in pricing and demand. However, such cash flows may not be sustainable during periods of lower demand or pricing, which may adversely affect our financial results on a period-over-period basis. Similarly, under certain circumstances, we purchase pellets on the spot market to supplement our production. If we need to purchase pellets at a time when prices are elevated, this could adversely affect our gross margins and our financial results.

Financial Risks
Our level of indebtedness may increase, thereby reducing our financial flexibility.
As of December 31, 2022, our total debt was $1.6 billion, which primarily consisted of $750.0 million aggregate principal amount outstanding under our 6.5% senior unsecured notes due 2026, $436.0 million aggregate principal outstanding under our senior secured credit facility, and $350.0 million aggregate principal amount of municipal notes issued in July and November 2022 to fund the construction of our plant in Epes, Alabama and our plant near Bond, Mississippi. In addition, in January 2023, we entered into a $105.0 million senior secured term loan facility, which matures in June 2027. In the future, we may incur additional indebtedness in order to make acquisitions or to develop our properties. Our level of indebtedness could affect our operations in several ways, including the following:
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
•a high level of debt would increase our vulnerability to general adverse economic and industry conditions, including increasing interest rates and inflationary pressures;
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
In addition, borrowings under our senior secured credit facility bear, and potentially other debt instruments and credit facilities we or our subsidiaries may enter into in the future will bear, interest at variable rates. If market interest rates continue to increase, such variable-rate debt will create higher debt service requirements. Additionally, higher market interest rates can also increase borrowing costs on fixed rate debt instruments to be issued in the future, or the refinancing of existing fixed-rate debt. As such higher interest rate could adversely affect our cash flow and reduce funds available for organic growth or to return capital to investors.
In addition to our debt service obligations, our operations require substantial expenditures on a continuing basis. Our ability to make scheduled debt payments, to refinance our obligations with respect to our indebtedness, and to fund capital and non‑capital expenditures necessary to maintain the condition of our operating assets and properties, as well as to provide capacity for the growth of our business, depends on our financial and operating performance. General economic conditions and financial, business, and other factors affect our operations and our future performance. Many of these factors are beyond our control. We may not be able to generate sufficient cash flows to pay the interest on our debt, and future working capital borrowings or debt or equity financing may not be available to pay or refinance such debt.
Our exposure to risks associated with foreign currency and interest rate fluctuations, as well as the hedging arrangements we may enter into to mitigate those risks, could have an adverse effect on our financial condition and results of operations.
We may experience foreign currency exchange and interest rate volatility in our business. We use hedging transactions with respect to certain of our off-take contracts which are, in part or in whole, denominated in foreign currencies, and are party to interest rate swaps with respect to a portion of our variable-rate debt, in an effort to achieve more predictable cash flow and to reduce our exposure to foreign currency exchange and interest rate fluctuations.
In addition, there may be instances in which costs and revenue will not be matched with respect to currency denomination. As a result, to the extent that existing and future off-take contracts are not denominated in U.S. Dollars, it is possible that increasing portions of our revenue, costs, assets, and liabilities will be subject to fluctuations in foreign currency valuations.
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
General Risk Factors
Our business may suffer if we lose, or are unable to attract and retain, key personnel, or if we are unable to successfully adapt to the new leadership team.
We depend to a large extent on the services of our senior management team and other key personnel. Members of our senior management and other key employees collectively have extensive expertise in designing, building, and operating wood pellet production plants or marine terminals, negotiating long‑term off-take contracts and managing businesses such as ours. Competition for management and key personnel is intense, and the pool of qualified candidates is limited. The loss of any of these individuals or the failure to attract additional personnel, as needed, could have a material adverse effect on our operations and could lead to higher labor costs or reliance on less qualified personnel. In addition, if any of our executives or other key employees were to join a competitor or form a competing company, we could lose customers, suppliers, know-how, and key personnel. Our success is dependent on our ability to continue to attract, employ, and retain highly skilled personnel.
In November 2022, our co-founder, Chief Executive Officer and board Chairman, John K. Keppler stepped down from his responsibilities for medical reasons. In connection with Mr. Keppler’s departure and consistent with the succession plan developed by the Board, Thomas Meth was appointed as Chief Executive Officer and Ralph Alexander assumed Mr. Keppler’s role as Chairman of the Board. Although Mr. Meth and Mr. Alexander have extensive experience with the Company, this leadership transition may result in changes to our management style, operations, and strategies. Any significant leadership change or senior management transition involves inherent risk and could hinder our strategic planning, business execution and future performance. In particular, this or any future leadership transition may result in a loss of personnel with deep institutional or technical knowledge and changes in business strategy or objectives, and has the potential to disrupt our operations and relationships with employees and customers due to added costs, operational inefficiencies, changes in strategy, decreased employee morale and productivity, and increased turnover. Failure to successfully transition to the new leadership team could affect our ability to attract and retain skilled personnel and may have an adverse effect on our results of operations, business, and financial position.
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
Changes to applicable tax laws and regulations or exposure to additional tax liabilities could affect our business, cash flows, and future profitability.
We are subject to various complex and evolving U.S. federal, state, and local and non-U.S. taxes. U.S. federal, state, and local and non-U.S. tax laws, policies, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us, in each case, possibly with retroactive effect, and may have an adverse effect on our business, cash flows and future profitability.
Labor strikes or work stoppages by our employees could harm our business.
As of December 31, 2022, none of our employees were represented by a labor union. However, unionization activities could occur among our employees. If employees strike, participate in a work stoppage or slowdown or engage in other forms of labor strike, it could lead to disruptions in our business, increases in our operating costs and constraints on our operating flexibility. Strikes, work stoppages or an inability to negotiate collective bargaining agreements on commercially reasonable terms could have a material adverse effect on our business, results of operations, financial condition, and cash flows.
Borrowings under our senior secured credit facility exposes us to interest rate risk.
Borrowings under our senior secured credit facility bear interest at a rate derived from the Secured Overnight Financing Rate (“SOFR”). SOFR is a relatively new reference rate and has a very limited history. The future performance of SOFR cannot be predicted based on its limited historical performance. Since the initial publication of SOFR in April 2018, changes in SOFR have, on occasion, been more volatile than changes in other benchmark or market rates, such as United States dollar LIBOR.

Additionally, any successor rate to SOFR under our senior secured credit facility may not have the same characteristics as SOFR or LIBOR. As a result, the amount of interest we may pay on our revolving credit facility is difficult to predict.
Our business is subject to cybersecurity risks.
As is typical of modern businesses, we are reliant on the continuous and uninterrupted operation of our information technology (“IT”) systems. User access and security of our sites and IT systems are critical elements of our operations, as are cloud security and protection against cybersecurity incidents. Any IT failure pertaining to availability, access, or system security could potentially result in disruption of our activities and personnel, and could adversely affect our reputation, operations, or financial performance. The energy industry has become increasingly dependent on digital technologies to conduct day-to-day operations, and the use of mobile communication devices has rapidly increased. Industrial control systems such as supervisory control and data acquisition (“SCADA”) systems now control large-scale processes that can include multiple sites across long distances. The Company’s technologies, systems, networks, including its SCADA system, and those of its business partners may become the target of cybersecurity attacks or security breaches.
We have experienced attempted cybersecurity attacks, but have not suffered any material adverse impacts to our business and operations as a result of such unsuccessful attempts. We have implemented security measures that are designed to detect and protect against cyberattacks. No security measure is infallible. Despite these measures and any additional measures we may implement or adopt in the future, our facilities and systems, and those of our third-party service providers, have been and are vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, scams, burglary, human errors, misdirected wire transfers, and other adverse events. Our efforts to improve security and protect data may also identify previously undiscovered instances of security breaches or bad actors with present access to our systems.
Potential risks to our IT systems could include unauthorized attempts to extract business-sensitive, proprietary, confidential, or personal information, unauthorized attempts to perpetrate denial of service attacks, extortion, corruption of information, or disruption of business processes. A cybersecurity incident resulting in a security breach or failure to identify a security threat could disrupt our business and could result in the loss of sensitive, confidential information or other assets, as well as litigation, including individual claims or class actions, regulatory enforcement, violation of privacy or securities laws and regulations, and remediation costs, all of which could materially impact our reputation, operations, or financial performance.
Our business is subject to privacy and data protection legislation compliance risks.
The European Union has enacted the General Data Protection Regulation (EU 2016/679) (the “EU GDPR”), and the United Kingdom has implemented the Data Protection Act 2018 and the EU GDPR as it forms part of the laws of England and Wales, Scotland, and Northern Ireland by virtue of section 3 of the European Union (Withdrawal) Act 2018 (the “UK GDPR”), each of which (to the extent such laws apply) broadly impacts businesses that handle various types of personal data, including employee personal data.
The EU GDPR and UK GDPR impose stringent legal and operational obligations on businesses, as well as the potential for fines, sanctions, or other penalties, which could materially and adversely affect operations and business, as well as adversely impact the reputation of the Company.
Additionally, as a result of recent case law and regulatory guidance in the EU, organizations with a nexus to the UK or the EU will likely need to dedicate compliance costs and resources to implement appropriate mechanisms and safeguards (e.g., standard contractual clauses, pseudonymization techniques, encryption, or impact assessments) to legitimize transfers of personal data from the EU and the UK to third countries that have not been deemed by the European Commission or the Secretary of State of the UK (as applicable) to provide adequate protection for personal data. This includes transfers to the United States.
As a result of the UK’s departure from the EU, the EU GDPR and the UK GDPR are now dual regimes and may diverge over time. Any such divergence may lead to an increase in compliance costs and may require the dedication of additional time and resources.
A terrorist attack or armed conflict could harm our business.
Terrorist activities and armed conflicts could adversely affect the U.S. and global economies and could prevent us from meeting financial and other obligations or prevent our customers from meeting their obligations to us. The war in Ukraine impacted our operations in the year ended December 31, 2022, resulting in $5.1 million of incremental costs during the first quarter of 2022, due to severe dislocations within our third-party shipping partners’ operations related to demurrage and to loading, transporting, and unloading our wood pellets and the immediate spike in energy prices that impacted the cost of our operations including incremental costs to support continued services from our third-party fiber suppliers and trucking service providers. We could experience loss of business, delays, or defaults in payments from customers or disruptions of fuel supplies and markets, including if domestic and global generators are direct targets or indirect casualties of an act of terror or war. Terrorist activities, the threat of potential terrorist activities, global conflict, and any resulting economic downturn could adversely affect our results of operations, impair our ability to raise capital, or otherwise adversely impact our ability to realize certain business strategies.
If the price of our common stock fluctuates significantly, your investment could lose value.
Although our common stock is listed on the New York Stock Exchange, we cannot assure you that an active public market will continue for our common stock. If an active public market for our common stock does not continue, the trading price and liquidity of our common stock will be materially and adversely affected. If there is a thin trading market or “float” for our stock, the market price for our common stock may fluctuate significantly more than the stock market as a whole. Without a large float, our common stock would be less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. In addition, in the absence of an active public trading market, investors may be unable to liquidate their investment in us. Furthermore, the stock market is subject to significant price and volume fluctuations, and the price of our common stock could fluctuate widely in response to several factors, including: our quarterly or annual operating results; changes in our earnings estimates; investment recommendations by securities analysts following our business or our industry; additions or departures of key personnel; changes in the business, earnings estimates, or market perceptions of our competitors; our failure to achieve operating results consistent with securities analysts’ projections; changes in industry, general market, or economic conditions; and announcements of legislative or regulatory changes.
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
If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our stock, or if our operating results do not meet their expectations, our stock price could decline.
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
Subject to the limitations of applicable law, our certificate of incorporation, among other things; permits us to enter into transactions with entities in which one or more of our officers or directors are financially or otherwise interested; permits any of our stockholders, officers or directors, to conduct business that competes with us and to make investments in any kind of property in which we may make investments; and provides that if any director or officer of one of our affiliates who is also one of our officers or directors becomes aware of a potential business opportunity, transaction, or other matter (other than one expressly offered to that director or officer in writing solely in his or her capacity as our director or officer), that director or officer will have no duty to communicate or offer that opportunity to us, and will be permitted to communicate or offer that opportunity to such affiliates and that director or officer will not be deemed to have (i) acted in a manner inconsistent with his or her fiduciary or other duties to us regarding the opportunity or (ii) acted in bad faith or in a manner inconsistent with our best interests.
These provisions create the possibility that a corporate opportunity that would otherwise be available to us may be used for the benefit of one of our affiliates.
Effects of COVID-19 pandemic and other health epidemics and outbreaks, including economic, regulatory, legal, workforce, and cybersecurity risks, could adversely impact our financial condition.
Our business is subject to ongoing risks associated with the COVID-19 pandemic and novel variants. Our contractors and supply chain partners have experienced labor-related and other challenges associated with COVID-19 that had a more pronounced than anticipated impact on our operations and project execution schedule. In addition, the prevalence of certain variants of COVID-19 and increased rates of infection across areas in which we operate affected the availability of healthy workers from time to time at our facilities and we experienced increased rates of absence in our hourly workforce as workers who contracted COVID-19 quarantined at home. These absences contributed to reduced facility availability and, in some cases, reduced aggregate production levels. At this time, we cannot predict the extent or duration of the COVID-19 pandemic or its effects on the economy, including the impact on demand for our services and workforce, nor can we estimate the ongoing potential adverse impact from COVID-19 on our financial condition, results of operations, cash flows, and liquidity.
We have identified a material weakness in our internal control over financial reporting as of December 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner.
In the fourth quarter of 2022, management identified a material weakness in our internal control over financial reporting whereby the Company did not design and execute controls to assess the recoverability of recognized customer assets in accordance with U.S. generally accepted accounting principles .
The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Information regarding our properties is contained in Part I, Item 1. “Business” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
ITEM 3.    LEGAL PROCEEDINGS
On November 3, 2022, a putative securities class action lawsuit was filed in federal district court in the District of Maryland against Enviva, John Keppler, and Shai Even. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder based on allegations that the Company made materially false and misleading statements regarding the Company’s business, operations, and compliance policies, particularly relating to its ESG practices. Specifically, the lawsuit alleges that the Company’s statements were misleading as to the environmental sustainability of the Company’s wood pellet production and procurement and the impact such statements would have on the Company’s financials and growth potential. The lawsuit seeks unspecified damages, equitable relief, interest and costs, and attorneys’ fees. Lead plaintiff and lead counsel were appointed on January 31, 2023, and their amended complaint is due to be filed on or before April 3, 2023. Enviva has insurance coverage that, we believe, will cover some or all of its liabilities related to the defense of this matter. However, litigation is inherently uncertain and we cannot be certain that our coverage will be adequate for liabilities actually incurred. Enviva believes the case is without merit and intends to vigorously defend the matter.
Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we do not believe that we are a party to any other litigation that will have a material adverse impact on our financial condition or results of operations.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the New York Stock Exchange under the symbol “EVA.”
Holders of Record
As of February 24, 2023, there were 67.6 million shares of common stock outstanding held by 39 stockholders of record. Because many shares of our common stock are held by brokers and other institutions on behalf of our stockholders, we are unable to estimate the total number of stockholders represented by these stockholders of record.
Dividend Policy
We intend to continue to pay quarterly dividends from positive cash flow from operations to our stockholders. However, the decision to pay future dividends is solely within the discretion of, and subject to approval by, our board of directors. Our board of directors’ determination with respect to any such dividends, including the record date, the payment date and the actual amount of the dividend, will depend upon our results of operations, financial condition, liquidity, capital requirements, contractual restrictions, restrictions imposed by applicable law and other factors that the board deems relevant at the time of such determination.
Performance Graph
The graph below compares our cumulative total stockholder return since December 31, 2017 with the S&P 500 Index and Dow Jones Industrial Average Index. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on December 31, 2017.

Comparison of Five-Year Total Returns
300
250
200
150
100
50
Index Value
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Period End
Enviva Inc.
S&P 500
Dow Jones Industrial Average

Securities Authorized for Issuance under Equity Compensation Plans
The information relating to our equity compensation plans required by Item 5 is incorporated by reference to such information as set forth in Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Unregistered Sales of Securities.
We did not have any sales of unregistered equity securities during the fiscal year ended December 31, 2022 that we have not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

ITEM 6. RESERVED
Not applicable.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
On December 31, 2021, Enviva Partners, LP (the “Partnership”) converted from a Delaware limited partnership to a Delaware corporation (the “Conversion”) named “Enviva Inc.” References to “Enviva,” the “Company,” “we,” “us,” or “our” refer to (i) Enviva Inc. and its subsidiaries for the periods following the Conversion and (ii) Enviva Partners, LP and its subsidiaries for periods prior to the Conversion, except where the context otherwise requires. References to “our former sponsor” refer to Enviva Holdings, LP, and, where applicable, its wholly owned subsidiaries Enviva MLP Holdco, LLC and Enviva Development Holdings, LLC. References to “our former General Partner” refer to Enviva Partners GP, LLC, a wholly owned subsidiary of Enviva Holdings, LP. Please read Item 7, “Basis of Presentation,” “Corporate Conversion” for information regarding the Conversion. Please read Cautionary Statement Regarding Forward‑Looking Statements beginning on page 1 and Item 1A. “Risk Factors” for information regarding certain risks inherent in our business.
Business Overview
We are a growth-oriented company originally formed as a Delaware limited partnership in 2013 that converted to a Delaware corporation named “Enviva Inc.” We develop, construct, acquire, and own and operate, fully contracted wood pellet production plants where we aggregate a natural resource, wood fiber, and process it into dry, densified, uniform pellets that can be effectively stored and transported around the world. We primarily sell our wood pellets through long-term, take-or-pay off-take contracts with creditworthy customers in the United Kingdom, the European Union (the “EU”), and Japan, who use our pellets to displace coal and other fossil fuels to generate power and heat as part of their efforts to accelerate the energy transition away from conventional energy sources. Our wood pellets meet the criteria put forth by the European Union’s Renewable Energy Directive (“RED II”) which includes biomass in its definition of renewable energy. The wood pellets we produce are viewed by our customers as a critical component of their efforts to reduce life-cycle greenhouse gas emissions in their core energy generation or industrial manufacturing processes and mitigate the impact of climate change. We believe that our wood pellets also have potential applicability to hard-to-abate sectors like steel, cement, lime, chemicals, and aviation fuels, where their use could reduce greenhouse gas emissions on a lifecycle basis.
We own and operate ten plants (collectively, “our plants”) with a combined production capacity of approximately 6.2 million MT of wood pellets per year (“MTPY”) in Virginia, North Carolina, South Carolina, Georgia, Florida, and Mississippi, the production of which is fully contracted, with a few of our contracts extending well into the 2040s. We export our wood pellets to global markets through our deep-water marine terminal at the Port of Chesapeake, Virginia, terminal assets at the Port of Wilmington, North Carolina, the Port of Pascagoula, Mississippi, and from third-party deep-water marine terminals in Savannah, Georgia, Mobile, Alabama, and Panama City, Florida. In 2022, we commenced construction of our fully contracted wood pellet production plant in Epes, Alabama (the “Epes plant”) which is designed and permitted to produce more than one million MTPY of wood pellets. In addition, in 2022, we commenced the development, subject to receiving the necessary permits, of a wood pellet production plant in Bond, Mississippi (the “Bond plant”) which is designed to produce more than one million MTPY of wood pellets. All of our facilities are located in geographic regions with low input costs and favorable transportation logistics. Owning these cost-advantaged assets in a rapidly expanding industry provides us with a platform to generate stable cash flows. Our plants are sited in robust fiber baskets providing stable pricing for the low-grade fiber used to produce wood pellets. Our raw materials are byproducts of the sawmilling process or traditional timber harvesting, principally low-value wood materials, such as trees generally not suited for sawmilling or other manufactured forest products, and tree tops and limbs, understory, brush, and slash that are generated in a harvest.
Our primary sales strategy is to fully contract the wood pellet production from our plants under long-term, take-or-pay off-take contracts with a diversified and creditworthy customer base. Our long-term off-take contracts typically provide for fixed-price deliveries that often include provisions that escalate the price over time and provide for other margin protection. For 2022, our production capacity from our wood pellet production plants was contracted under our existing long-term, take-or-pay off-take contracts. In addition to generating durable cash flow from long-term, take-or-pay off-take contracts, we monitor sustained dislocations in the marketplace, and opportunistically transact when pricing dynamics and contract flexibility provide avenues to generate incremental gross margin. These commercial activities are aligned with the terms of many of our off-take contracts, which generally provide us with the opportunity to flex a certain percentage of contracted shipments up or down. That flexibility, enabled by our multi-plant profile and scale, can create opportunities to optimize our gross margin when we sell under short-term contracts in times when spot market prices are elevated or, conversely, to purchase third-party volumes during times when spot market prices are depressed. However, these commercial activities are subject to market dynamics that can vary drastically; as a result, the financial impact of these activities may vary significantly from period to period.
Our largest customers use our wood pellets as a substitute fuel for coal in dedicated biomass or co-fired coal power plants. Wood pellets serve as a suitable “drop-in” alternative to coal because of their comparable heat content, density, and form. Due to the uninterruptible nature of our customers’ fuel consumption, our customers require a reliable supply of wood pellets that meet stringent product specifications. We have built our operations and assets to deliver and certify the highest levels of product quality and our track record of reliable deliveries enables us to charge premium prices for this certainty. In addition to our customers’ focus on the reliability of supply, they are concerned about the combustion efficiency of the wood pellets and their safe handling. Because combustion efficiency is a function of energy density, particle size distribution, ash/inert content, and moisture, our customers require that we supply wood pellets meeting minimum criteria for a variety of specifications and, in some cases, provide incentives for exceeding our contract specifications.
Basis of Presentation
Corporate Conversion
We converted from a Delaware limited partnership to a Delaware corporation effective December 31, 2021; consequently, results for periods through December 31, 2021 reflect Enviva as a limited partnership, not a corporation. The primary financial impacts of the Conversion to the consolidated financial statements were (i) reclassification of partnership capital accounts to equity accounts reflective of a corporation and (ii) income tax effects. On the date of the Conversion, each common unit representing a limited partner interest in the Partnership issued and outstanding immediately prior to the Conversion was exchanged for one share of common stock of the Company, par value $0.001 per share.
Simplification Transaction
On October 14, 2021, the Partnership acquired our former sponsor and our former General Partner, and the incentive distribution rights held by our former sponsor were cancelled and eliminated (collectively, the “Simplification Transaction”) in exchange for 16.0 million common units, which were distributed to the owners of our former sponsor. In connection with the Simplification Transaction, we acquired certain assets under development, as well as off-take contracts in varying stages of negotiation. Additionally, our existing management services fee waivers and other support agreements with our former sponsor were consolidated, fixed, and novated to certain owners of our former sponsor. Under the consolidated support agreement, we are entitled to receive quarterly payments (the “Support Payments”) in an aggregate amount of $55.5 million with respect to periods from the fourth quarter of 2021 through the first quarter of 2024. The owners of our former sponsor agreed to reinvest in our common stock all dividends from 9.0 million of the 16.0 million common units issued in connection with the Simplification Transaction during the period beginning with the distribution for the third quarter of 2021 through the fourth quarter of 2024.
Enviva Wilmington Holdings, LLC
We own all of the Class B units of Enviva Wilmington Holdings, LLC (the “Hamlet JV”). The Hamlet JV owns a wood pellet production plant in Hamlet, North Carolina (the “Hamlet plant”). We are the managing member of the Hamlet JV, which is a consolidated subsidiary partially owned by a third party. For more information regarding our rights and obligations with respect to the Hamlet JV, see Note 15, Equity-Hamlet JV.
Recent Developments
Leadership Transition
In November 2022, John Keppler, Chairman and Chief Executive Officer, stepped down from his responsibilities to pursue medical and surgical treatment to address a cardiac valve issue, effective November 14, 2022. In connection with the termination of his employment with the Company, Mr. Keppler also resigned from his role as Chairman of the board of directors of the Company (the “Board”). The Company expects Mr. Keppler to return as an active Executive Chairman during the first half of 2023 and to remain available to the Company until his return. The Company entered into a consulting agreement with respect to his ongoing service as a strategic advisor to the Company. In connection with Mr. Keppler’s separation from the Company, the board of directors appointed Thomas Meth as Chief Executive Officer, effective November 14, 2022. In addition, in January 2023, the Company announced the promotion of Jason E. Paral to Senior Vice President, General Counsel, and Secretary. Mr. Paral’s promotion completes the succession plan for William H. Schmidt, Jr., whereby Mr. Schmidt’s responsibilities leading the Company’s legal and development functions would be assumed by two executives, including by Mr. Paral and by Mark A. Coscio. Simultaneous with Mr. Paral’s appointment, Mr. Schmidt stepped down from his position as Executive Vice President, Corporate Development and General Counsel, but continues to be employed by the Company as Senior Advisor for a transition period.

Financing Activities
In June 2022, we amended our senior secured credit facility to extend the maturity date from April 2026 to June 2027, and to increase the maximum Total Leverage Ratio (as defined in the credit agreement) from 5.00:1.00 to 5.50:1.00 (and from 5.25:1.00 to 5.75:1.00 during a Material Transaction Period (as defined in the credit agreement)).
New Markets Tax Credit (“NMTC”) Loans
In June 2022, we borrowed $42.0 million pursuant to which the net proceeds of such loans are generally restricted to funding a portion of the costs of the acquisition, construction, equipping, and financing of the Epes plant. The NMTC financing accrues interest at a weighted average rate of 2.9% per annum. Of the $42.0 million, $34.1 million matures in its entirety in June 2029, while $7.9 million could be prepaid quarterly starting in 2029 and through 2052.
Epes Tax-Exempt Green Bonds
In July 2022, The Industrial Development Authority of Sumter County, Alabama issued its Exempt Facilities Revenue Bonds (Enviva Inc. Project), Series 2022 (Green Bonds) (the “Epes Tax-Exempt Green Bonds”) in the aggregate principal amount of $250.0 million. The proceeds of the offering were loaned to us pursuant to a loan and guaranty agreement constituting a senior unsecured obligation to fund a portion of the costs of the acquisition, construction, equipping, and financing of the Epes plant and to pay costs of the offering. The Epes Tax-Exempt Green Bonds, which were issued at par, bear interest at an annual rate of 6.00%, and mature in 2052, subject to mandatory tender in July 2032 by The Industrial Development Authority of Sumter County, Alabama with the corresponding acceleration of payment under the loan to the Company.
Bond Tax-Exempt Green Bonds
In November 2022, the Mississippi Business Finance Corporation issued its Exempt Facilities Revenue Bonds (Enviva Inc.), Series 2022 (Green Bonds) (the “Bond Tax-Exempt Green Bonds”) in the aggregate principal amount of $100.0 million. The proceeds of the offering were loaned to us pursuant to a loan and guaranty agreement constituting a senior unsecured obligation to fund a portion of the costs of acquiring, constructing, equipping, and financing of the Bond plant and to pay costs of the offering. The Bond Tax-Exempt Green Bonds which were issued at par, bear interest at an annual rate of 7.75%, and mature in 2047, subject to mandatory tender in July 2032 by the Mississippi Business Finance Corporation with a corresponding acceleration of payment under the loan to the Company.
Term Loan
In January 2023, under our senior secured credit facility, we entered into a senior secured term loan facility in the amount of $105.0 million, maturing in June 2027. Borrowing rates are variable and calculated as SOFR plus 4.00% per annum. We used the net proceeds to reduce borrowings under our revolver.
Commitment to Achieve Carbon-Neutral Operations
Consistent with our mission to displace coal, grow more trees, and fight climate change, we recently announced our intention to reduce, eliminate, or offset our Scope 1 GHG emissions and to source 100% renewable energy (Scope 2 GHG emissions) by 2030. The product we manufacture helps reduce the lifecycle GHG emissions of our customers, but we believe we must also do our part within our operations to mitigate the impacts of climate change. We seek to accomplish neutrality with respect to our Scope 1 emissions (i.e., direct emissions from our manufacturing) by improving energy efficiency and adopting lower-carbon processes, as well as through investment in carbon offsets. We also aim to neutralize our Scope 2 emissions (i.e., indirect emissions from energy we purchase) by using 100% renewable energy by 2030 through the purchase of renewable electricity and/or onsite generation where practicable. Moreover, we will seek to proactively engage with our suppliers, transportation partners, and other stakeholders to drive innovative improvements in our supply chain to reduce our Scope 3 emissions (i.e., indirect emissions in our value chain). We intend to report our Scopes 1, 2, and 3 emissions annually. Although it is difficult to project the incremental cost to our operations in 2030, we do not expect any material impact to our financial performance as a result of our efforts to achieve “net-zero” in GHG emissions from our operations. For more information, refer to the risk factor titled “Increasing attention to ESG matters, including our net-zero goals and our failure to successfully achieve them, could adversely affect our business.”

Factors Impacting Comparability of Our Financial Results
Executive Separation
In connection with the previously mentioned leadership transition in November 2022, we entered into a separation agreement with Mr. Keppler. The separation agreement included: (1) the bonus he would have been entitled to for the year ended December 31, 2022, pro-rated based on 2022 service through November 14, 2022, and paid with respect to targeted individual performance of Mr. Keppler and actual performance of the Company at the same time bonuses are paid to executives generally during the first quarter of 2023, (2) a severance payment of $3.8 million, paid in 36 equal installments, (3) accelerated vesting of unvested time-based Enviva Inc. Long-Term Incentive Plans (the “LTIPs”), occurring during the first quarter of 2023, and (4) vesting of unvested performance-based LTIPs, occurring during the first quarter of 2023. In addition, we executed a consulting agreement pursuant to which with Mr. Keppler is paid $25,000 per month through March 31, 2023, which includes automatic monthly extensions thereafter until termination by Mr. Keppler or us.
Omicron Variant of Novel Coronavirus
During the three months ended March 31, 2022, the Omicron variant of COVID-19 significantly impacted our operations and resulted in $15.2 million of incremental costs. Our contractors and supply chain partners experienced labor-related and other challenges associated with COVID-19 that had a more pronounced than anticipated impact on our operations and project execution schedule. In addition, the prevalence of the Omicron variant of COVID-19 and increased rates of infection across areas in which we operate affected the availability of healthy workers from time to time at our facilities and we experienced increased rates of absence in our hourly workforce as workers who contracted COVID-19 quarantined at home. These absences contributed to reduced facility availability and, in some cases, reduced aggregate production levels. For more information about the effects of COVID-19 on the year ended December 31, 2022, please see below under “Results of Operations.”
War in Ukraine
The war in Ukraine impacted our operations and resulted in $5.1 million of incremental costs during the year ended December 31, 2022, all of which were incurred during the first quarter of 2022. Our third-party shipping partners’ operations experienced severe dislocations which incrementally impacted our distribution costs related to demurrage and to loading, transporting, and unloading our wood pellets. In addition, the immediate spike in energy prices negatively impacted the cost of our operations including incremental costs to support continued services from our third-party fiber suppliers and trucking service providers.
Accounting for Wood Pellets Sale Contracts as a Financing Arrangement (“Deferred Gross Margin Transactions”)
We have wood pellets sale contracts with a customer for the sale of approximately 2.8 million MT between the fourth quarter of 2022 through 2026 (the “existing sale contracts”). In the fourth quarter of 2022, the Company entered into agreements with the customer to purchase approximately 1.8 million MT of wood pellets between 2023 and 2025 (the “new purchase agreements”).
Under accounting principles generally accepted in the United States (“GAAP”), the fourth quarter 2022 new purchase agreements constituted a contract modification. Because the scope of the modification resulted in a net decrease in future sales volumes to the customer, the Company was required to account for the modification as if it had terminated the existing sale contracts and created a new, single contract. Accordingly, the amount of consideration to be received for the sale of approximately 2.8 million MT under the existing sale contracts will be allocated to the remaining sales during the life of the new purchase agreements base on an average sale price per MT.
Additionally, the fourth quarter 2022 new purchase agreements to purchase approximately 1.8 million MT of wood pellets during 2023 through 2025 constitute, for GAAP purposes, a repurchase agreement. Under GAAP, we are required to account for the new purchase agreements as a financing arrangement.
Accordingly, approximately 450,000 MT of wood pellets sold and delivered to the customer in the fourth quarter of 2022 are reflected as a financing transaction in our consolidated financial statements instead of as product sales. Gross proceeds of $175.1 million from the sales are reflected as financing liabilities and deferred revenue on our consolidated balance sheets, and the cost of goods sold of $95.3 million inclusive of depreciation and amortization expense of $9.3 million are reflected as inventory. In addition, interest expense of $9.6 million has been recorded based on the difference between the future purchase price per MT of the approximately 1.8 million MT under the new purchase agreements and the new blended sale price per MT of the volumes sold in the fourth quarter under the existing sales contracts only for the time that passed during the fourth quarter of 2022 between the sale and expected purchase dates. The cash received from the customer of $102.3 million during the fourth quarter of 2022 under the existing sale contracts is included in net cash provided by financing activities instead of in cash provided by operating activities.
Our 2022 gross margin excluding depreciation and amortization was negatively impacted by $89.0 million, and interest expense was increased by $9.6 million, in each case by the impact of the Deferred Gross Margin Transactions. In addition, net cash provided by operating activities was reduced by $102.3 million due to the impact of the Deferred Gross Margin Transactions.
We expect to recognize the product sales associated with these transactions primarily in 2024 and 2025.
Polar Vortex
During late December 2022, the U.S. southeast experienced extremely cold temperatures for a short period. Our operations are built to withstand severe weather events, and our team prepared in advance to keep employees safe and limit operational disruption. During the period of freezing temperatures, production at several plants was curtailed for approximately a week and resulted in approximately $4.0 million of incremental costs.
Increased Borrowing under Senior Secured Credit Facility and Higher Interest Rate
During 2022, we had higher amounts borrowed and higher interest rates on our senior secured credit facility.
Inflationary Pressures
Heightened levels of inflation and the potential worsening of macro-economic conditions present risks for the Company, our suppliers and our customers. During 2022, we have experienced impacts to our labor rates and suppliers have signaled inflation related cost pressures, which flowed through to our costs and pricing. Although inflation impacted our financial results in 2022, if inflation remains at current levels for an extended period, or increases, and we are unable to successfully mitigate the impact, our costs are likely to increase, resulting in pressure on our profits, margins and cash flows, particularly for existing fixed-price contracts. We are not able to quantify the effects of inflation during 2022. In addition, inflation and the increases in the cost of borrowing from rising interest rates could constrain the overall purchasing power of our customers for our products, in particular in the near term to the extent inflation assumptions are less than current inflationary pressures. Rising interest rates will also increase our borrowing costs on new debt and could affect the fair value of our investments. We remain committed to our ongoing efforts to increase the efficiency of our operations and improve the cost competitiveness and affordability of our products and services, which may, in part, offset cost increases from inflation.
Senior Secured Green Term Loan Facility
In February 2021, our former sponsor entered into a senior secured green term loan facility (the “Green Term Loan”) providing for $325.0 million principal amount, maturing in February 2026. Interest was priced at LIBOR plus 5.50% with a LIBOR floor of 1.00%. Our former sponsor received gross proceeds of $325.0 million and net proceeds of approximately $317.2 million after deducting original issue discount, commissions, and expenses. Our former sponsor used the net proceeds (1) to purchase the noncontrolling interest in Enviva JV Development Company, LLC (the “Development JV”), (2) to repay the Riverstone Loan (see Item 8. “Financial Statements and Supplemental Data,” Note 13, “Related-Party Transactions”), (3) to fund capital expenditures and liquidity reserve cash accounts, and (4) for general purposes.
In October 2021, our former sponsor repaid in full the Green Term Loan and recognized a $9.4 million loss on early retirement of debt resulting from the write-off of unamortized debt issuance costs and original issue discount.
How We Generate Revenue
Overview
We primarily earn revenue by supplying wood pellets to our customers under off‑take contracts, the majority of which are long-term in nature. Our off-take contracts are considered “take-or-pay” because they include a firm obligation of the customer to take a fixed quantity of product at a stated price and provisions that require that we be compensated in the case of a customer’s failure to accept all or a part of the contracted volumes or termination of a contract by a customer. Each of our long-term off-take contracts defines the annual volume of wood pellets that a customer is required to purchase, and we are required to sell, the fixed price per MT for product satisfying a base net calorific value and other technical specifications. These prices are fixed for the entire term and are subject to adjustments which may include annual inflation-based adjustments or price escalators, price adjustments for product specifications, as well as, in some instances, price adjustments due to changes in underlying indices. Additionally, the majority of our long-term, off-take contracts include cost pass-through mechanisms for bunker fuel adjustments in our long-term shipping contracts. Some of our product volumes are sold under off-take contracts that include cost pass-through mechanisms to mitigate increases in raw material and distribution costs. In addition to generating durable cash flow from long-term take-or-pay off-take contracts, we monitor sustained dislocations in the marketplace, and opportunistically transact when pricing dynamics and contract flexibility provide avenues to generate incremental gross margin. These commercial activities are aligned with the terms of many of our off-take contracts, which generally provide us with the opportunity to flex a certain percentage of contracted shipments up or down. That flexibility, enabled by our multi-plant profile, multi-deep water marine terminals and our long-term shipping contracts, can create opportunities to optimize our gross margin when we sell under short-term contracts in times when spot market prices are elevated or, conversely, to purchase third-party volumes during times when spot market prices are depressed. However, these commercial activities are subject to market dynamics that can vary drastically; as a result, the financial impact of these activities may vary significantly from period to period. Because each of our off-take contracts is a bilaterally negotiated agreement, our revenue from such contracts does not generally follow observable current market pricing trends. Our performance obligations under these contracts include the delivery of wood pellets, which are aggregated into MT. We account for each MT as a single performance obligation. Our revenue from the sale of wood pellets we produce is recognized upon satisfaction of the performance obligation when control transfers to the customer at the time of loading wood pellets onto a ship.
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
Other Revenue
Other revenue includes fees from customers related to cancellations, deferrals, or accelerations of shipments and certain sales and marketing, scheduling, sustainability, consultation, shipping, and risk management services.
We recognize third-party terminal services revenue ratably over the contract term. Terminal services are performance obligations that are satisfied over time, as customers simultaneously receive and consume the benefits of the terminal services we perform. The consideration is generally fixed for minimum quantities and services beyond minimum quantities are generally billed on a per-MT rate.
Contracted Backlog
As of January 1, 2023, we had approximately $23.5 billion of product sales backlog for firm and contingent contracted product sales to our long-term off-take customers and our long-term contracts have a total weighted-average remaining term of 13.7 years compared to approximately $21.1 billion and a total weighted-average remaining term of 14.6 years as of January 1, 2021. The contingent contracted product sales include contracts or memoranda of understanding subject to certain conditions precedent. Firm contracted backlog represents the revenue to be recognized under existing contracts assuming deliveries occur as specified in the contracts. Contingent contracted backlog includes memoranda of understanding that include agreed pricing and volume terms, as well as firm contracts that are subject to conditions precedent with respect to financing, potential government regulation enactment, or technological feasibility. Contracted future product sales denominated in foreign currencies, excluding revenue hedged with foreign currency forward contracts, are included in U.S. Dollars at January 1, 2023 forward rates. The contracted backlog includes forward prices, including inflation, as well as foreign currency and commodity prices. The contracted backlog also includes the effects of related foreign currency derivative contracts. Please read Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” and Item 8. “Financial Statements and Supplementary Data”—Note 8, “Derivative Instruments”, for more information regarding our foreign currency forward contracts.
Our expected future product sales revenue under our contracted backlog as of January 1, 2023 is as follows (in millions):

Year ending December 31, 2023	$1,568
Year ending December 31, 2024	1,618
Year ending December 31, 2025 and thereafter	20,333
Total product sales contracted backlog	$23,519

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
Recently Issued Accounting Pronouncements
See Part II, Item 8. “Financial Statements and Supplementary Data”—Note 2, “Significant Accounting Policies—Recently Adopted Accounting Standards and Recently Issued Accounting Standards not yet Adopted,” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for a description of recently issued and adopted accounting pronouncements.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported revenues and expenses during the reporting periods. We evaluate these estimates and assumptions on an ongoing basis and base our estimates on historical experience, current conditions, and various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Our actual results may materially differ from these estimates.

For accounting policies and estimates that we believe are critical to our consolidated financial statements due to the degree of uncertainty regarding the estimates or assumptions involved, please see the following disclosures within the Notes to our Consolidated Financial Statements included in Part II, Item 8. of this Annual Report on Form 10-K: Note 2, “Significant Accounting Policies”, specifically about “Inventories”, “Revenue Recognition”, “Cost of Goods Sold”, and “Property, Plant and Equipment”.
How We Evaluate Our Operations
Adjusted Net Income (Loss)
We define adjusted net income (loss) as net income (loss) excluding acquisition and integration costs and other, effects of COVID-19 and the war in Ukraine, Support Payments, Executive separation, and early retirement of debt obligation. We believe that adjusted net income (loss) enhances investors’ ability to compare the past financial performance of our underlying operations with our current performance separate from certain items of gain or loss that we characterize as unrepresentative of our ongoing operations.
Adjusted Gross Margin and Adjusted Gross Margin per Metric Ton
We define adjusted gross margin as gross margin excluding loss on disposal of assets and impairment of assets, non-cash equity-based compensation and other expense, depreciation and amortization, changes in unrealized derivative instruments related to hedged items, acquisition and integration costs and other, effects of COVID-19 and the war in Ukraine, and Support Payments. We define adjusted gross margin per metric ton as adjusted gross margin per metric ton of wood pellets sold. We believe adjusted gross margin and adjusted gross margin per metric ton are meaningful measures because they compare our revenue-generating activities to our cost of goods sold for a view of profitability and performance on a total-dollar and a per-metric ton basis. Adjusted gross margin and adjusted gross margin per metric ton primarily will be affected by our ability to meet targeted production volumes and to control direct and indirect costs associated with procurement and delivery of wood fiber to our wood pellet production plants and our production and distribution of wood pellets.
Adjusted EBITDA
We define adjusted EBITDA as net income (loss) excluding depreciation and amortization, interest expense, income tax expense (benefit), early retirement of debt obligation, non-cash equity-based compensation and other expense, loss on disposal of assets and impairment of assets, changes in unrealized derivative instruments related to hedged items, acquisition and integration costs and other, effects of COVID-19 and the war in Ukraine, Support Payments, and Executive separation. Adjusted EBITDA is a supplemental measure used by our management and other users of our financial statements, such as investors, commercial banks, and research analysts, to assess the financial performance of our assets without regard to financing methods or capital structure.
Distributable Cash Flow
We define distributable cash flow as adjusted EBITDA less cash income tax expenses, interest expense net of amortization of debt issuance costs, debt premium and original issue discounts. non-cash interest expense from the Deferred Gross Margin Transactions (see above, “Contracts as a Financing Arrangement (“Deferred Gross Margin Transactions”)”), and maintenance capital expenditures. We use distributable cash flow as a performance metric to compare our cash-generating performance from period to period and to compare the cash-generating performance for specific periods to the cash dividends (if any) that are expected to be paid to our shareholders. We do not rely on distributable cash flow as a liquidity measure.
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
Our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility. Please see below for a reconciliation of each of adjusted net income (loss), adjusted gross margin and adjusted gross margin per metric ton, adjusted EBITDA, and distributable cash flow to the most directly comparable GAAP financial measure.
Results of Operations
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Product sales	$1,079,814	$999,190	$80,624
Other revenue	14,462	42,488	(28,026)
Net revenue	1,094,276	1,041,678	52,598
Cost of goods sold, excluding items below	927,453	861,703	65,750
Loss on disposal of assets	8,607	10,153	(1,546)
Selling, general, administrative, and development expenses	119,713	175,108	(55,395)
Executive separation	20,813	—	20,813
Depreciation and amortization	113,177	91,966	21,211
Total operating costs and expenses	1,189,763	1,138,930	50,833
Loss from operations	(95,487)	(97,252)	1,765
Interest expense	(71,585)	(56,497)	(15,088)
Early retirement of debt obligation	—	(9,377)	9,377
Other income, net	1,198	880	318
Net loss before income taxes	(165,874)	(162,246)	(3,628)
Income tax expense (benefit)	2,494	(16,975)	19,469
Net loss	$(168,368)	$(145,271)	$(23,097)
Net revenue
Revenue related to product sales for wood pellets produced or procured by us increased to $1,079.8 million in 2022 from $999.2 million in 2021. The $80.6 million, or 8%, increase was primarily attributable to a 17% increase in average sale price per MT and a 8% decrease in product sales volumes for the year ended December 31, 2022 as compared to the year ended December 31, 2021. Product sales exclude the gross proceeds of $175.1 million related to the sale of approximately 450,000 MT of wood pellets in the fourth quarter of 2022 pursuant to the Deferred Gross Margin Transactions (see above, “Contracts as a Financing Arrangement (“Deferred Gross Margin Transactions”)”).
The increase in average sales price per MT was primarily driven by our commercial activities, which allowed us to address dislocations in our customers’ and other producers’ supply chains. These activities included completing incremental deliveries at elevated spot pricing, applying pricing escalators and cost pass-through mechanisms inclusive of bunker fuel adjustments in our existing contracts, and repricing existing contracts and entering into new contracts at higher prices compared to historical prices. Recent biomass spot market prices, as well as the forward curve pricing of certain European indices, have exceeded $345 per MT, representing a substantial premium to the current long-term contracted pricing of roughly $200 to $235 per MT weighted average across our portfolio, and we were able to capture some of that differential during the year ended December 31, 2022.
Product sales volumes decreased 379,000 MT for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The decrease of 379,000 MT in product sales volumes is primarily due to the approximately 825,000 MT decrease in procured volumes due to a lower availability of third-party wood pellets resulting from the war in Ukraine and related sanctions and approximately 450,000 MT sold and delivered in the fourth quarter of 2022 that were treated as a financing arrangement pursuant to the Deferred Gross Margin Transactions (see above, “Contracts as a Financing Arrangement (“Deferred Gross Margin Transactions”)”), partially offset by an increase in produced wood pellets of approximately 900,000 MT.

Other revenue for the years ended December 31, 2022 and 2021 included $6.4 million and $37.3 million, respectively, in payments to us for adjusting deliveries under our take-or-pay off-take contracts, which otherwise would have been included in product sales and was recognized under a breakage model based on when the pellets would have been loaded.
Cost of goods sold
Cost of goods sold increased to $927.5 million for the year ended December 31, 2022 from $861.7 million for the year ended December 31, 2021, an increase of $65.8 million, or 8%. The increase in cost of goods sold was primarily a result of incremental fiber logistics, energy, and wood pellet distribution costs inclusive of bunker fuel adjustments. In particular, during the first quarter of 2022, we experienced labor-related and other challenges associated with COVID-19 with our employees, contractors and supply chain partners that had a more pronounced than anticipated impact on our operations and project execution. Furthermore, we incurred incremental cost of goods sold from the on-going ramp of the Lucedale plant and the commencement of operations of the Pascagoula terminal. The cost of goods sold exclude $95.3 million inclusive of depreciation and amortization of approximately $9.3 million, which are reflected as inventory in connection with the Deferred Gross Margin Transactions (see above, “Contracts as a Financing Arrangement (“Deferred Gross Margin Transactions”)”).
Adjusted gross margin and adjusted gross margin per metric ton

	Year Ended December 31,		Change
	2022	2021
	(in thousands, except per metric ton)
Reconciliation of gross margin to adjusted gross margin and adjusted gross margin per metric ton:
Gross margin(1)	$53,906	$83,362	$(29,456)
Loss on disposal of assets and impairment of assets	10,478	10,143	335
Non-cash equity-based compensation and other expense	2,944	2,271	673
Depreciation and amortization	105,179	86,471	18,708
Changes in unrealized derivative instruments	(59)	(2,673)	2,614
Acquisition and integration costs and other	1,664	397	1,267
Effects of COVID-19	13,942	—	13,942
Effects of the war in Ukraine	5,051	—	5,051
Support Payments	23,985	25,100	(1,115)
Adjusted gross margin	$217,090	$205,071	$12,019
Metric tons sold	4,654	5,033	(379)
Adjusted gross margin per metric ton	$46.65	$40.75	$5.90
(1)Gross margin is defined as net revenue less cost of goods sold (including related depreciation and amortization and loss on disposal of assets).
We earned adjusted gross margin of $217.1 million, or $46.65 per MT, for the year ended December 31, 2022 compared to $205.1 million, or $40.75 per MT, for the year ended December 31, 2021. The increase in adjusted gross margin was primarily due increases in net revenue driven by our ability to capitalize on higher spot prices through our commercial activities in 2022, partially offset by incremental fiber logistics, energy, and wood pellet distribution costs. The increase in adjusted gross margin of $12.0 million excludes $89.0 million of adjusted gross margin deferred in connection with the Deferred Gross Margin Transactions (see above, “Contracts as a Financing Arrangement (“Deferred Gross Margin Transactions”)”).
The Omicron variant of COVID-19 significantly impacted our operations and resulted in $13.9 million of incremental costs during the year ended December 31, 2022, all of which were incurred during the first quarter of 2022.
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

The war in Ukraine impacted our operations and resulted in $5.1 million of incremental costs during the year ended December 31, 2022, all of which were incurred during the first quarter of 2022.
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
During the fourth quarter of 2022, the polar vortex impacted our operations and resulted in $4.0 million of incremental costs during the year ended December 31, 2022.
Due to the increased average sales price per MT and the increase in sales volumes as described above and after excluding the aforementioned incremental fiber logistics, energy, and wood pellet distribution costs, adjusted gross margin increased during the year ended December 31, 2022 compared to the year ended December 31, 2021.
Selling, general, administrative, and development expenses
Selling, general, administrative, and development expenses were $119.7 million for the year ended December 31, 2022 and $175.1 million for the year ended December 31, 2021. Selling, general, administrative, and development expenses include costs to develop new markets, corporate and other overhead expenses, and costs of developing new plants or ports (for those that have not yet met the capitalization threshold or costs that are not eligible for capitalization). Once a significant component of the plant or port is placed in-service, the associated expense component is classified as cost of goods sold. The $55.4 million decrease in total selling, general, administrative, and development expenses is primarily associated with a decrease in consulting and management fee expenses, non-cash equity-based compensation and other expense, and due to the elimination of activities resulting from the Simplification Transaction.
Executive separation
In November 2022, John Keppler, our former Chairman and Chief Executive Officer and Chairman of the Board, stepped down from his responsibilities to pursue medical and surgical treatment to address a cardiac valve issue. Mr. Keppler’s separation agreement included: (1) the bonus he would have been entitled to for the year ended December 31, 2022, pro-rated based on 2022 service through November 14, 2022, and paid with respect to targeted individual performance of Mr. Keppler and actual performance of the Company at the same time bonuses are paid to executives generally during the first quarter of 2023, (2) a severance payment of $3.8 million, paid in 36 equal installments, (3) accelerated vesting of unvested time-based LTIPs, occurring during the first quarter of 2023, and (4) vesting of unvested performance-based LTIPs, occurring during the first quarter of 2023.
Depreciation and amortization
Depreciation and amortization expense increased to $113.2 million for the year ended December 31, 2022 from $92.0 million for the year ended December 31, 2021, an increase of $21.2 million or 23%, primarily due to the Lucedale plant, Pascagoula terminal, and expansion assets placed in service.
Interest expense
We incurred $71.6 million of interest expense during the year ended December 31, 2022 and $56.5 million during the year ended December 31, 2021. The increase in interest expense of $15.1 million from the prior year was primarily attributable to the $9.6 million of non-cash interest recognized in connection with the the Deferred Gross Margin Transactions (see above, “Contracts as a Financing Arrangement (“Deferred Gross Margin Transactions”)”), and a higher outstanding borrowing amount and higher floating interest rate on our senior secured credit facility, partially offset by the extinguishment of the senior secured green term loan facility for the year ended December 31, 2021 as part of the Simplification Transaction.
Early retirement of debt obligation
In October 2021, our former sponsor repaid in full the Green Term Loan, which had a principal balance of $318.4 million at the time, and recognized a $9.4 million loss on early retirement of debt resulting from the write-off of unamortized debt issuance costs and original issue discount.
Income tax
We recorded $2.5 million of income tax expense during the year ended December 31, 2022 and $17.0 million of income tax benefit during the year ended December 31, 2021. The $2.5 million of income tax expense during the year ended December

31, 2022 was primarily due to a change in valuation allowance for deferred tax assets. The income tax benefit of $17.0 million for the year ended December 31, 2021 was due to the Conversion.
Adjusted net loss

	Year Ended December 31,		Change
	2022	2021
	(in thousands)
Reconciliation of net loss to adjusted net loss:
Net loss	$(168,368)	$(145,271)	$(23,097)
Acquisition and integration costs and other	21,745	32,608	(10,863)
Effects of COVID-19	15,189	—	15,189
Effects of the war in Ukraine	5,051	—	5,051
Support Payments	23,985	25,100	(1,115)
Executive separation	20,813	—	20,813
Early retirement of debt obligation	—	9,377	(9,377)
Adjusted net loss	$(81,585)	$(78,186)	$(3,399)
Adjusted EBITDA

	Year Ended December 31,		Change
	2022	2021
	(in thousands)
Reconciliation of net loss to adjusted EBITDA:
Net loss	$(168,368)	$(145,271)	$(23,097)
Add:
Depreciation and amortization	113,177	91,966	21,211
Interest expense	71,585	56,497	15,088
Income tax expense (benefit)	2,494	(16,975)	19,469
Early retirement of debt obligation	—	9,377	(9,377)
Non-cash equity-based compensation and other expense	38,260	55,924	(17,664)
Loss on disposal of assets and impairment of assets	11,347	10,153	1,194
Changes in unrealized derivative instruments	(59)	(2,673)	2,614
Acquisition and integration costs and other	21,745	32,608	(10,863)
Effects of COVID-19	15,189	—	15,189
Effects of the war in Ukraine	5,051	—	5,051
Support Payments	23,985	25,100	(1,115)
Executive separation	20,813	—	20,813
Adjusted EBITDA	$155,219	$116,706	$38,513
We generated adjusted EBITDA of $155.2 million for the year ended December 31, 2022 compared to $116.7 million for the year ended December 31, 2021. The $38.5 million increase was primarily attributable to the factors described above under the heading “Adjusted gross margin and adjusted gross margin per metric ton.” The increase in adjusted EBITDA of $38.5 million excludes $89.0 million recognized as inventory in connection with the Deferred Gross Margin Transactions.

Distributable cash flow
The following is a reconciliation of adjusted EBITDA to distributable cash flow:

	Year Ended December 31,		Change
	2022	2021
	(in thousands)
Reconciliation of adjusted EBITDA to distributable cash flow attributable to Enviva:
Adjusted EBITDA	$155,219	$116,706	$38,513
Less:
Interest expense, net of amortization of debt issuance costs, debt premium, original issue discount, and non-cash interest expense from the Deferred Gross Margin Transactions(1)	59,508	52,574	6,934
Maintenance capital expenditures	14,375	13,981	394
Distributable cash flow attributable to Enviva Inc.	81,336	50,151	31,185
Less: Distributable cash flow attributable to incentive distribution rights	—	19,030	(19,030)
Distributable cash flow attributable to Enviva Inc.	$81,336	$31,121	$50,215
(1) See above, “Contracts as a Financing Arrangement (“Deferred Gross Margin Transactions”)”
Liquidity and Capital Resources
Overview
Our primary sources of liquidity include cash and cash equivalent balances, cash generated from operations, availability under our senior secured credit facility, and, from time to time, debt and equity offerings. Our primary liquidity needs are to fund working capital, service our debt, finance greenfield construction projects, growth initiatives, and maintenance capital expenditures, and pay dividends. We believe cash on hand, cash generated from our operations, and the availability of our senior secured credit facility will be sufficient to meet our primary liquidity requirements. However, future capital expenditures, such as expenditures made in relation to acquisitions of plants or terminals, plant development and/or plant expansion projects, and other cash requirements could be higher than we currently expect as a result of various factors. We regularly monitor market conditions and our liquidity needs and from time to time may raise additional funds through debt or equity financing, through private investments in the company, or through other financing opportunities. Additionally, our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive, and other factors beyond our control.
Our liquidity as of December 31, 2022, which included cash on hand and availability under our $570.0 million senior secured credit facility, was $384.1 million.
Cash Dividends
We expect to continue to pay regular cash dividends to holders of our common stock. However, the decision to pay future cash dividends is solely within the discretion of, and subject to approval by, our board of directors. Our board of directors’ determination with respect to any such dividends, including the record date, the payment date and the actual amount of the dividend, will depend upon our results of operations, financial condition, liquidity, capital requirements, contractual restrictions, restrictions imposed by applicable law and other factors that the board deems relevant at the time of such determination.
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
We plan to invest $365.0 million to $415.0 million in capital expenditures in 2023. Of that amount, we expect to invest (1) $295.0 million to $325.0 million primarily on the development and construction of the Epes and Bond plants, (2) $50.0 million to $70.0 million primarily on growth projects, and (3) $20.0 million on maintenance capital expenditures. During the year ended December 31, 2022, we invested $217.8 million in capital expenditures.
Our current financing strategy is to fund acquisitions and construction activities with a combination of cash from operations and debt.
Long-Term Debt
As of December 31, 2022, our total debt was $1.6 billion and primarily consisted of:
•$750.0 million aggregate principal amount of 6.5% senior unsecured notes due in January 2026;
•$436.0 million of revolver credit facility borrowings under a senior secured credit facility maturing in June 2027, bearing interest, at our option, at either a Term SOFR rate or at a base rate, in each case, plus an applicable margin;
•$31.4 million qualified New Markets Tax Credit Loans at a weighted average interest rate of 2.9%, maturing in June 2029;
•$250.0 million aggregate principal amount of 6.0% Exempt Facilities Revenue Bonds issued by The Industrial Development Authority of Sumter County, Alabama, the proceeds of which were loaned to the Company pursuant to a loan and guaranty agreement constituting a senior unsecured obligation, maturing in July 2052 with the option for holders to redeem at par 2032;
•$100.0 million aggregate principal amount of 7.75% Exempt Facilities Revenue Bonds issued by the Mississippi Business Finance Corporations, the proceeds of which were loaned to the Company pursuant to a loan and guaranty agreement constituting a senior unsecured obligation, maturing July 2047 with the option for holders to redeem at part in 2032; and
•$8.8 million 2.5 % promissory note, maturing in February 2023.
For additional information on our long-term debt, see Item 8. “Financial Statements and Supplemental Data,” Note 12, “Long-Term Debt and Finance Lease Obligations.”
Cash Flows
The following table sets forth a summary of our net cash flows from operating, investing, and financing activities for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash (used in) provided by operating activities	$(88,767)	$33,390
Net cash used in investing activities	(222,847)	(332,322)
Net cash provided by financing activities	544,173	249,775
Net increase (decrease) in cash, cash equivalents and restricted cash	$232,559	$(49,157)
Cash (Used in) Provided by Operating Activities
Net cash used in operating activities was $88.8 million and net cash provided by operating activities was $33.4 million for the years ended December 31, 2022 and 2021, respectively. The $122.2 million decrease in cash provided by operating activities during the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to a decrease in cash from changes in operating assets and liabilities of $133.9 million. The decrease in cash from operating assets and liabilities is composed primarily of $95.3 million related to finished goods inventory resulting from the Deferred Gross Margin Transactions (see above, “Contracts as a Financing Arrangement (“Deferred Gross Margin Transactions”)”), a $87.4 million decrease related to accounts receivable due to the timing of product delivery, and $39.2 million paid to certain customers during 2022 to reschedule and/or re-price their take-or-pay off-take contracts. The projected product sales to these certain customers and the weighted-average remaining term under these customers’ contracts are $14.6 billion and 13.8 years, respectively. These outflows of cash were offset by cash generated from changes in other operating assets and liabilities, primarily composed of a $38.5 million change in accounts payable, accrued liabilities, and other current liabilities, a $19.3 million change in inventories not related to the Deferred Gross Margin Transactions (see above, “Contracts as a Financing Arrangement (“Deferred Gross Margin Transactions”)”), and a $18.9 million increase in interest payable. The overall decrease in cash from changes in operating assets and liabilities was partially offset by an increase in cash from net loss adjusted for non-cash items of $21.3 million. Additionally, $102.3 million of cash received as payment for approximately 450,000 MT of wood pellets sold and delivered in the fourth quarter of 2022 in connection with the Deferred Gross Margin Transactions (see above, “Contracts as a Financing Arrangement (“Deferred Gross Margin Transactions”)”) is included in cash provided by financing activities.
Cash Used in Investing Activities
Net cash used in investing activities was $222.8 million and $332.3 million for the years ended December 31, 2022 and 2021, respectively. The $109.5 million decrease in cash used in investing activities during the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to the timing of capital expenditures at the Lucedale plant, Pascagoula terminal, construction at the Epes plant, and on various expansion projects.
Cash Provided by Financing Activities
Net cash provided by financing activities was $544.2 million and $249.8 million for the years ended December 31, 2022 and 2021, respectively. The $294.4 million increase in net cash provided by financing activities in 2022, as compared to 2021, was primarily attributable to a decrease in cash used to acquire a noncontrolling interest of $153.3 million, an increase in proceeds from the issuance of common shares or units of $118.2 million, an increase in proceeds from the sale of approximately 450,000 MT of wood pellets sold and delivered in the fourth quarter of 2022 in connection with the Deferred Gross Margin Transactions (see above, “Contracts as a Financing Arrangement (“Deferred Gross Margin Transactions”)”) of $102.3 million, a $12.8 million capital contribution in the NMTC financing transaction, partially offset by a decrease of $13.1 million in proceeds from debt issuance net of repayment of debt, an increase in cash dividends or distributions and equivalent rights of $95.1 million, a $5.9 million increase of tax withholding payments associated with the settlement of restricted stock unit awards that vested pursuant to our LTIP, and a $2.5 million increase in debt issuance costs.
Off‑Balance Sheet Arrangements
As of December 31, 2022, we did not have any off‑balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S‑K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or a variable interest in unconsolidated entities.

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
Interest Rate Risk
As of December 31, 2022, our total debt had a carrying and fair value of $1.6 billion and $1.5 billion, respectively.
We are exposed to fluctuations in interest rates on borrowings under our senior secured credit facility. Borrowings under the senior secured credit facility bear interest, at our option, at either a base rate plus an applicable margin or at a Term SOFR rate plus an applicable margin.
We enter into derivative instruments to manage cash flow. We do not enter into derivative instruments for speculative or trading purposes. We may seek to mitigate a portion of our interest rate risk through interest rate swaps. As of December 31, 2022, we had no interest rate swaps outstanding. Previously, we entered into pay-fixed, receive-variable interest rate swaps that expired in September 2021 and October 2021 to hedge interest rate risk associated with variable rate borrowings under our senior secured credit facility. The interest rate swaps are not designated and accounted for as cash flow hedges. The counterparty to our interest rate swap agreements are major financial institutions.
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
Credit Risk
Substantially all of our revenue was from long-term, take-or-pay off-take contracts with seven customers for the year ended December 31, 2022 and five customers for the years ended December 31, 2021 and 2020. During the year ended December 31, 2022, most of our customers were major power generators in Europe. This concentration of counterparties operating in a single industry and geographic area results in an exposure to credit risk, in that the counterparties may be similarly affected by changes in economic, political, regulatory or other conditions. If a customer defaults or if any of our contracts expire in accordance with their terms, and we are unable to renew or replace these contracts, our gross margin and cash flows, as well as our ability to make cash dividends to our stockholders, may be adversely affected. Although we have entered into hedging arrangements in order to minimize our exposure to fluctuations in foreign currency exchange and interest rates, our derivatives also expose us to credit risk to the extent that counterparties may be unable to meet the terms of our hedging agreements. For more information, please read Part I, Item 1A “Risk Factors—Our exposure to risks associated with foreign currency and interest rate fluctuations, as well as the hedging arrangements we may enter into to mitigate those risks, could have an adverse effect on our financial condition and results of operations” and — “We expect to derive substantially all of our revenues from six customers in 2023, four of which are located in Europe. If we fail to continue to diversify our customer base, our results of operations, business and financial position and ability to pay dividends to our stockholders could be materially adversely affected.”
Foreign Currency Exchange Risk
We primarily are exposed to fluctuations in foreign currency exchange rates related to contracts pursuant to which deliveries of wood pellets will be settled in foreign currency. We have entered into forward contracts and purchased options to hedge a portion of our forecasted revenue for these customer contracts.
As of December 31, 2022, we had notional amounts of 15.3 million British Pound Sterling (“GBP”) and 2.3 million Euro (“EUR”) under foreign currency forward contracts that expire between 2023 and 2024.
Historically, we designated and accounted for forward contracts and purchased options as cash flow hedges of anticipated foreign currency denominated revenue and, therefore, the effective portion of the changes in fair value on these instruments was recorded as a component of accumulated other comprehensive income in equity and was reclassified to revenue in the consolidated statements of operations in the same period in which the underlying revenue transactions occurred. During the third quarter of 2018, we elected to discontinue hedge accounting for all designated foreign currency cash flow hedges and, as a result, we had no unrealized loss (gain) associated with foreign currency forward contracts and foreign currency purchased options in accumulated other comprehensive income. At December 31, 2022 and 2021, no unrealized amounts associated with foreign currency forward contracts and foreign currency purchased options were included in other comprehensive income.
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
INDEX TO FINANCIAL STATEMENTS
ENVIVA INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Enviva Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Enviva Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, changes in equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2023 expressed an adverse opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Description of the Matter
Completeness of Revenue from Off-Take Contracts
As discussed in Note 2 to the consolidated financial statements, the Company earns revenue through off-take contracts that are primarily long-term take-or-pay contracts that include a defined volume of wood pellets that the customer is required to purchase on an annual basis as well as through shorter-term contracts, which may only include one specific shipment. Revenue on these contracts is recognized when control transfers to the customer at the time of loading wood pellets onto a ship.

Auditing the measurement of revenue at year-end required especially challenging auditor judgment and more extensive audit procedures, including the use of specialists, due to the complexity of determining the quantity of wood pellets transferred to the customer at the end of the year.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over revenue cut-off for off-take contracts. For example, we tested controls over management’s review of third-party survey results and inventory cutoff at year-end.

Our audit procedures included, among others, evaluating the work of management’s third-party specialist to survey all partially loaded ships at year end to assist in determining the amount of pellets transferred to customers at the end of year. We also performed observations of finished goods held by the Company at or near year-end, and tested management’s roll-forward of pellets to year-end. We also made inquiries of employees outside of the accounting department to corroborate the completeness of the vessels being loaded at year-end and inspected a sample of shipping and receiving documentation to test that pellets shipped near year-end were recognized in the appropriate period based on the date of shipment.

Description of the Matter
Recoverability Assessment for Customer Assets

As discussed in Note 3 to the consolidated financial statements, the Company has recognized customer assets of $140.8 million related to payments made, or payable, to certain customers to modify the terms of long-term take-or-pay contracts to cancel, reschedule and/or re-price volumes. The Company amortizes these customer assets as a reduction to transaction price as control of the related pellets under the contract are transferred to the customer. The Company tests these assets for recoverability by comparing the amount of consideration expected to be received in the future from the modified take-or-pay contract to the estimated future costs that relate directly to providing the remaining volume of pellets under the contract.

Auditing management’s assessment of the recoverability of the customer assets involved a high degree of subjective auditor judgment due to the estimation uncertainty in determining the expected future cost of producing and delivering the remaining pellets under the respective long-term take-or-pay contracts. Significant assumptions used in the Company’s recoverability test included estimates of commodity prices, supply sources, and shipping and distribution costs. Auditing of these assets was also especially challenging due to the material weakness identified by the Company over the recoverability assessment of these assets. The material weakness required an increased extent of audit effort to test the reasonableness of the assumptions used in the recoverability assessment.

How We Addressed the Matter in Our Audit	To test the customer asset recoverability assessment, we performed audit procedures that included, among others, assessing the methodologies and testing the significant assumptions, including the estimates of commodity prices, supply sources, and shipping and distribution costs, used by the Company in its analysis. We compared the significant assumptions used by management to current and historical shipping and distribution costs, sources of supply, and forward commodity pricing. We also performed sensitivity analyses to determine if changes in the significant assumptions would impact management’s conclusions on the recoverability of the customer assets. Because of the material weakness, we performed incremental audit procedures, for instance, by increasing our sample size related to customer asset and performing additional sensitivity analysis.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2019.
Tysons, Virginia
March 1, 2023

ENVIVA INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2022 and 2021
(In thousands, except par value and number of shares)

	2022	2021
Assets
Current assets:
Cash and cash equivalents	$3,417	$16,801
Restricted cash	—	1,717
Accounts receivable	169,847	97,439
Other accounts receivable	8,950	17,826
Inventories	158,884	57,717
Short-term customer assets	21,546	—
Prepaid expenses and other current assets	7,695	7,230
Total current assets	370,339	198,730
Property, plant, and equipment, net	1,584,875	1,498,197
Operating lease right-of-use assets	102,623	108,846
Goodwill	103,928	103,928
Long-term restricted cash	247,660	—
Long-term customer assets	118,496	—
Other long-term assets	23,519	14,446
Total assets	$2,551,440	$1,924,147
Liabilities and Equity
Current liabilities:
Accounts payable	$37,456	$29,535
Accrued and other current liabilities	146,497	163,306
Customer liabilities	75,230	—
Current portion of interest payable	32,754	25,060
Current portion of long-term debt and finance lease obligations	20,993	39,105
Deferred revenue	32,840	—
Financial liability pursuant to repurchase accounting	111,913	—
Total current liabilities	457,683	257,006
Long-term debt and finance lease obligations	1,571,766	1,232,441
Long-term operating lease liabilities	115,294	122,252
Deferred tax liabilities, net	2,107	36
Long-term deferred revenue	41,728	594
Other long-term liabilities	76,106	41,154
Total liabilities	2,264,684	1,653,483
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value, 100,000,000 shares authorized, none issued and outstanding at December 31, 2022 and 2021.	—	—
Common stock, $0.001 par value, 600,000,000 shares authorized, 66,966,092 and 61,137,744 issued and outstanding at December 31, 2022 and 2021, respectively.	67	61
Additional paid-in capital	502,554	317,998
Accumulated deficit	(168,307)	—
Accumulated other comprehensive income	197	299
Total Enviva Inc.’s equity	334,511	318,358
Noncontrolling interests	(47,755)	(47,694)
Total equity	286,756	270,664
Total liabilities and equity	$2,551,440	$1,924,147
See accompanying notes to consolidated financial statements.

ENVIVA INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2022, 2021, and 2020
(In thousands, except per share or per unit amounts)

	2022	2021	2020
Product sales	$1,079,814	$999,190	$830,528
Other revenue	14,462	42,488	44,434
Net revenue	1,094,276	1,041,678	874,962
Operating costs and expenses:
Cost of goods sold, excluding items below	927,453	861,703	711,248
Loss on disposal of assets	8,607	10,153	8,715
Selling, general, administrative, and development expenses	119,713	175,108	129,537
Executive separation	20,813	—	—
Depreciation and amortization	113,177	91,966	85,892
Total operating costs and expenses	1,189,763	1,138,930	935,392
Loss from operations	(95,487)	(97,252)	(60,430)
Other (expense) income:
Interest expense	(71,585)	(56,497)	(45,996)
Early retirement of debt obligation	—	(9,377)	—
Other income, net	1,198	880	271
Total other expense, net	(70,387)	(64,994)	(45,725)
Net loss before income taxes	(165,874)	(162,246)	(106,155)
Income tax expense (benefit)	2,494	(16,975)	169
Net loss	(168,368)	(145,271)	(106,324)
Less net loss attributable to noncontrolling interests	61	23,202	20,034
Net loss attributable to Enviva Inc.	$(168,307)	$(122,069)	$(86,290)
Net loss per Enviva Inc. common share or unit:(1)
Basic and diluted	$(2.59)	$(4.76)	$(5.39)
Weighted-average number of common shares or units outstanding:
Basic and diluted	66,312	25,632	16,000
(1) Effective December 31, 2021, common units were converted into common shares due to the conversion from a partnership to a corporation.
See accompanying notes to consolidated financial statements.

ENVIVA INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
Years ended December 31, 2022, 2021 and 2020
(In thousands)

	2022	2021	2020
Net loss	$(168,368)	$(145,271)	$(106,324)
Other comprehensive income (loss), net of tax of $0:
Currency translation adjustment	(102)	37	98
Reclassification of net gains on cash flow hedges realized into net loss	—	—	(22)
Total other comprehensive (loss) income	(102)	37	76
Total comprehensive loss	(168,470)	(145,234)	(106,248)
Less comprehensive loss attributable to noncontrolling interests	61	23,202	20,034
Comprehensive loss attributable to Enviva Inc.	$(168,409)	$(122,032)	$(86,214)
See accompanying notes to consolidated financial statements.

ENVIVA INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
Year Ended December 31, 2022
(In thousands)

	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Equity Attributable to Enviva Inc.	Noncontrolling Interests	Total Equity
	Shares	Amount
Equity, December 31, 2021	61,138	$61	$317,998	$—	$299	$318,358	$(47,694)	$270,664
Dividends declared	—	—	(244,857)	—	—	(244,857)	—	(244,857)
Issuance of common shares, net	4,945	5	332,720	—	—	332,725	—	332,725
Common shares issued in lieu of dividends	496	—	33,187	—	—	33,187	—	33,187
Payments for withholding tax and number of shares issued associated with Long-Term Incentive Plan vesting	387	1	(16,908)	—	—	(16,907)	—	(16,907)
Non-cash equity-based compensation and other costs	—	—	56,575	—	—	56,575	—	56,575
Support Payments	—	—	23,839	—	—	23,839	—	23,839
Other comprehensive loss	—	—	—	—	(102)	(102)	—	(102)
Net loss	—	—	—	(168,307)	—	(168,307)	(61)	(168,368)
Equity, December 31, 2022	66,966	$67	$502,554	$(168,307)	$197	$334,511	$(47,755)	$286,756
See accompanying notes to consolidated financial statements.

ENVIVA INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity (Continued)
Years ended December 31, 2021 and 2020
(In thousands)

	Previous Units Existing until the Recapitalization of Enviva Inc.(1)										Current Units Created by the Recapitalization(1)				Equity Attributable to Enviva Inc.	Noncontrolling Interests	Total Equity
	Series A		Series B		Series C		Series D		Series E		Series A		Series B(2)
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Equity, December 31, 2019	250,000	$74,031	14,063	$(5,274)	6,045	$1,200	113,172	$(14,256)	1,115	$386	—	—	—	—	$56,087	$301,169	$357,256
Acquisition of noncontrolling interest in Greenwood	—	(41,445)	—	(2,331)	—	—	—	(18,762)	—	—	—	—	—	—	(62,538)	(31,121)	(93,659)
Other comprehensive income prior to recapitalization	—	18	—	1	—	—	—	9	—	—	—	—	—	—	28	—	28
Net loss prior to recapitalization	—	(32,597)	—	(1,834)	—	—	—	(14,756)	—	—	—	—	—	—	(49,187)	—	(49,187)
Recapitalization of Enviva Inc.	(250,000)	(7)	(14,063)	9,438	(6,045)	(1,200)	(113,172)	47,765	(1,115)	(386)	784,980	(55,610)	—	—	—	—	—
Issuance of Enviva Partners, LP common units, net	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	190,529	190,529
Cash distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(74,169)	(74,169)
Enviva Partners, LP unit-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	21,311	21,311
Enviva Inc. unit-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	2,500	13,865	13,865	—	13,865
Contributed capital	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	100,775	100,775
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	10	—	—	10	38	48
Net loss	—	—	—	—	—	—	—	—	—	—	—	(37,103)	—	—	(37,103)	(20,034)	(57,137)
Equity, December 31, 2020	—	$—	—	$—	—	$—	—	$—	—	$—	784,980	$(92,703)	2,500	$13,865	$(78,838)	$488,498	$409,660
(1)See Note 15, Equity
(2)Series B Units not in thousands

	Series A		Series B(1)		Common Units		Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Equity Attributable to Enviva Inc.	Noncontrolling Interests	Total Equity
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount
Equity, December 31, 2020	784,980	$(92,703)	2,500	$13,865	—	$—	—	$—	$—	$—	$—	$(78,838)	$488,498	$409,660
Acquisition of noncontrolling interest	—	(45,388)	—	—	—	—	—	—	—	—	—	(45,388)	(108,031)	(153,419)
Issuance of Enviva Partners, LP common units prior to the Simplification Transaction, net	—	$—	—	—	—	—	—	—	—	—	—	—	214,510	214,510
Cash distributions prior to the Simplification Transaction	—	—	—	—	—	—	—	—	—	—	—	—	(71,471)	(71,471)
Non-cash equity-based compensation and other costs prior to the Simplification Transaction	—	—	6,900	23,833	—	—	—	—	—	—	—	23,833	5,191	29,024
Contribution of assets	—	—	—	—	—	—	—	—	—	—	—	—	389	389
Other comprehensive income prior to the Simplification Transaction	—	12	—	—	—	—	—	—	—	—	—	12	11	23
Net loss prior to the Simplification Transaction	—	(102,284)	—	—	—	—	—	—	—	—	—	(102,284)	(23,229)	(125,513)
Simplification Transaction	(784,980)	240,363	(9,400)	(37,698)	16,000	350,924	—	—	—	—	—	553,589	(553,589)	—
Distributions after the Simplification Transaction	—	—	—	—	—	(52,145)	—	—	—	—	—	(52,145)	—	(52,145)
Common units issued in lieu of distributions	—	—	—	—	115	7,560	—	—	—	—	—	7,560	—	7,560
Non-cash equity-based compensation and other costs after the Simplification Transaction	—	—	—	—	6	12,813	—	—	—	—	—	12,813	—	12,813
Support Payments	—	—	—	—	—	15,446	—	—	—	—	—	15,446	—	15,446
Other comprehensive income after the Simplification Transaction	—	—	—	—	—	14	—	—	—	—	—	14	—	14
Net loss after the Simplification Transaction	—	—	—	—	—	(19,785)	—	—	—	—	—	(19,785)	27	(19,758)
C-Corporation Conversion	—	—	—	—	(16,121)	(314,827)	61,138	61	317,998	—	299	3,531	—	3,531
Equity, December 31, 2021	—	$—	—	$—	—	$—	61,138	$61	$317,998	$—	$299	$318,358	$(47,694)	$270,664
(1)Series B Units not in thousands
See accompanying notes to consolidated financial statements.

ENVIVA INC. AND SUBSIDIARIES
Consolidated Statement of Cash Flows
Years ended December 31, 2022, 2021 and 2020
(In thousands)

	2022	2021	2020
Cash flows from operating activities:
Net loss	$(168,368)	$(145,271)	$(106,324)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	113,177	92,919	82,436
Interest expense pursuant to repurchase accounting	9,572	—	—
Amortization of debt issuance costs, debt premium, and original issue discounts	2,505	764	2,506
Early retirement of debt obligation	—	9,377	—
Loss on disposal of assets	8,607	10,153	8,715
Deferred taxes	2,074	(21,629)	336
Non-cash equity-based compensation and other expense	54,148	55,924	39,528
Fair value changes in derivatives	3,935	1,829	5,294
Unrealized (gain) loss on foreign currency transactions, net	(234)	22	10
Change in operating assets and liabilities:
Accounts and other receivables	(63,343)	24,088	(60,276)
Prepaid expenses and other current and long-term assets	(25,534)	1,723	(12,892)
Inventories	3,909	(15,398)	(1,903)
Finished goods subject to repurchase accounting	(95,353)	—	—
Derivatives	(3,983)	(5,792)	(249)
Accounts payable, accrued liabilities, and other current liabilities	79,733	50,797	62,080
Related-party payables	—	(440)	464
Deferred revenue	—	(4,324)	(4,139)
Accrued interest	7,694	(11,241)	8,630
Other long-term liabilities	(17,306)	(10,111)	(9,817)
Net cash (used in) provided by operating activities	(88,767)	33,390	14,399
Cash flows from investing activities:
Purchases of property, plant, and equipment	(217,847)	(332,322)	(220,998)
Payments in relation to the Georgia Biomass Acquisition, net of cash acquired	—	—	(163,299)
Payment for acquisition of a business	(5,000)	—	—
Other	—	—	328
Net cash used in investing activities	(222,847)	(332,322)	(383,969)
Cash flows from financing activities:
Proceeds from senior secured credit facility	780,000	1,025,000	755,500
Principal payments on senior secured credit facility	(810,000)	(679,000)	(635,500)
Principal payments on Green Term Loan	—	(325,000)	—
Proceeds from debt issuance	377,319	321,750	155,625
Support payments received	23,839	15,446	—
Proceeds from sale of finished goods subject to repurchase accounting	102,341	—	—
Proceeds from capital contribution of New Market Tax Credit financing	12,763	—	—
Principal payments on other long-term debt and finance lease obligations	(39,915)	(13,188)	(10,951)
Cash paid related to debt issuance costs and deferred offering costs	(6,931)	(9,401)	(3,858)
Proceeds from issuance of Enviva Inc. common shares, net	332,725	214,501	190,529
Payments for acquisition of noncontrolling interests	—	(153,348)	(93,659)
Principal payments on related-party note payable	—	(20,000)	—
Proceeds from related-party note payable	—	—	20,000
Contributed capital to common control entities acquired	—	—	105,000
Cash dividends or distributions and equivalent rights	(211,061)	(116,006)	(71,169)
Payment for withholding tax associated with Long-Term Incentive Plan vesting	(16,907)	(10,979)	(4,996)
Net cash provided by financing activities	544,173	249,775	406,521
Net increase (decrease) in cash, cash equivalents, and restricted cash	232,559	(49,157)	36,951
Cash, cash equivalents, and restricted cash, beginning of period	18,518	67,675	30,724
Cash, cash equivalents, and restricted cash, end of period	$251,077	$18,518	$67,675

See accompanying notes to consolidated financial statements.

ENVIVA INC. AND SUBSIDIARIES
Consolidated Statement of Cash Flows (Continued)
Years ended December 31, 2022, 2021 and 2020
(In thousands)

	2022	2021	2020
Non-cash investing and financing activities:
Property, plant, and equipment acquired included in accounts payable and accrued liabilities	$(4,303)	$20,105	$28,231
Supplemental information:
Interest paid, net of capitalized interest	$50,910	$14,884	$28,351

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
(1) Description of Business and Basis of Presentation
Enviva Inc. was formed on November 12, 2013 as Enviva Partners, LP (the “Partnership”). The Partnership converted from a Delaware limited partnership to a Delaware corporation (the “Conversion”) named “Enviva Inc.” effective December 31, 2021. The Partnership was a subsidiary of Enviva Holdings, LP (our “former sponsor” or “Holdings”). Enviva Partners GP, LLC, a subsidiary of our former sponsor, was our former general partner (the “former GP”). References to “Enviva,” the “Company,” “we,” “us,” or “our” refer to (i) Enviva Inc. and its subsidiaries for the periods following the Conversion and (ii) Enviva Partners, LP and its subsidiaries for periods prior to the Conversion, except where the context otherwise requires.
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
We own and operate ten industrial-scale wood pellet production plants located in the Southeastern United States. In addition to the volumes from our plants, we also procure wood pellets from third parties. Wood pellets are exported from our wholly owned deep-water marine terminal at the Port of Chesapeake, Virginia, terminal assets at the Port of Wilmington, North Carolina, and at the Port of Pascagoula, Mississippi, and from third-party deep-water marine terminals in Mobile, Alabama, Panama City, Florida, and Savannah, Georgia under a short-term contract, a long-term contract, and a lease and associated terminal services agreement, respectively.
Basis of Presentation
Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Our consolidated financial statements include the accounts of Enviva and its wholly owned subsidiaries and controlled subsidiaries, including variable interest entities in which we are the primary beneficiary. As managing member, we have the sole power to direct the activities that most impact the economics of the variable interest entities. All intercompany accounts and transactions have been eliminated. We operate and manage our business as one operating segment.
Reclassification
Certain prior year amounts have been reclassified from operating lease liabilities to other long-term liabilities to conform to current period presentation on the consolidated statements of cash flows.
Corporate Conversion
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
Noncontrolling Interests
Noncontrolling interest balances are presented as a component of equity in the accompanying consolidated balance sheets. Noncontrolling interests include third-party equity ownership in Enviva Wilmington Holdings, LLC (the “Hamlet JV”) and Enviva JV Development Company, LLC (the “Development JV”), each of which are limited liability companies. Prior to the Simplification Transaction, noncontrolling interests also included the third-party, public equity ownership in the Partnership. The noncontrolling interest balance related to the Hamlet JV resulted from the allocation of income or loss for the Hamlet JV was based on the percentage of units held by third-parties and the Partnership until April 1, 2019, after which there has been no allocation to third parties primarily as their capital contributions had all been repaid and substantially all of their preferred return on those capital contributions had been paid. For the Development JV, the allocation of income (loss) is based on the percentage of capital contributions from third-parties and the Partnership. In February 2021, the Partnership purchased the third-party member’s interest in the Development JV. See Note 15, Equity.
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
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of short-term, highly liquid investments readily convertible into cash with an original maturity of three months or less. Restricted cash is comprised only of cash whose use is limited by contractual restrictions; see Note 12, Long-Term Debt and Finance Lease Obligations.
Accounts Receivable
Accounts receivable represent amounts billed that are recorded at the invoiced amount and billable under our contracts that are pending finalization of prerequisite billing documentation and do not bear interest. As of December 31, 2022 and 2021, we had no amounts in allowance for credit losses given the lack of historical credit losses and no current expectations of credit losses.
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

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
Revenue Recognition
We primarily earn revenue by supplying wood pellets to customers under off-take contracts, the majority of the commitments under which are long-term in nature. Our off-take contracts are considered “take-or-pay” because they include a firm obligation of the customer to take a fixed quantity of product at a stated price and provisions that require that we be compensated in the case of a customer’s failure to accept all or a part of the contracted volumes or termination of a contract by a customer. Each of our long-term off-take contracts defines the annual volume of wood pellets that a customer is required to purchase, and we are required to sell, the fixed price per MT for product satisfying a base net calorific value and other technical specifications. These prices are generally fixed for the entire term; however, some may be subject to adjustments which may include annual inflation-based adjustments or price escalators, price adjustments for product specifications, as well as, in some instances, price adjustments due to changes in underlying indices. In addition to sales of our product under these long-term off-take contracts, we routinely sell wood pellets under shorter-term contracts, which range in volume and tenor and, in some cases, may include only one specific shipment. Because each of our off-take contracts is a bilaterally negotiated agreement, our revenue over the duration of such contracts does not generally follow observable current market pricing trends. Our performance obligations under these contracts are the delivery of wood pellets, which we aggregate into MT. We account for each MT as a single performance obligation. Our revenue from the sales of wood pellets we produce is recognized as product sales upon satisfaction of our performance obligation when control transfers to the customer at the time of loading wood pellets onto a ship. The amount of wood pellets loaded onto a ship is determined by management with the assistance of a third-party specialist.
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
Accrued and Other Current Liabilities
Accrued and other current liabilities primarily include liabilities related to construction in progress, amounts related to cost of goods sold such as utility costs at our production facilities, distribution costs associated with shipping wood pellets to customers, costs associated with the purchase of wood fiber and wood pellets not yet invoiced and compensation and benefits.
Derivative Instruments
Derivative instruments are classified as either assets or liabilities on a gross basis and carried at fair value and included in prepaid expenses and other current assets, other long-term assets, accrued and other current liabilities and other long-term liabilities on the consolidated balance sheets. During the three years ended December 31, 2022 and since and March 2020, we have no longer applied hedge accounting treatment to any foreign currency and interest rate derivatives, respectively. Derivative instruments that did not or ceased to qualify, or are no longer designated, as accounting hedges are adjusted to fair value through earnings in the current period.
Property, Plant, and Equipment
Property, plant, and equipment are recorded at cost, which includes the fair values of assets acquired. Equipment under finance leases is stated at the present value of minimum lease payments. Useful lives of assets are based on historical experience and other relevant information. The useful lives of assets are adjusted when changes in the expected physical life of the asset, its planned use, technological advances, or other factors show that a different life would be more appropriate. Changes in useful lives are recognized prospectively.
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
Normal repairs and maintenance costs are expensed as incurred. Amounts incurred that extend an asset’s useful life, increase its productivity, or add production capacity are capitalized. Direct costs, such as outside labor, materials, internal payroll, and benefit costs, incurred during the construction of a new plant are capitalized; indirect costs are not capitalized.

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
The principal useful lives are as follows:

Asset	Estimated useful life
Land improvements	3 to 25 years
Buildings	5 to 40 years
Machinery and equipment	2 to 30 years
Vehicles	2 to 10 years
Furniture and office equipment	2 to 13 years
Leasehold improvements	Shorter of estimated useful life or lease term, generally 10 years
Costs and accumulated depreciation applicable to assets retired or sold are removed from the accounts and any resulting gain or loss is included in the consolidated statements of operations.
A long-lived asset (group), such as property, plant and equipment and amortizable intangible assets, is tested for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset (group) may not be recoverable. There were no such indicators that would require impairment testing to be performed during the years ended December 31, 2022 and 2021.
Leases
We have operating and finance leases related to real estate, machinery, equipment, and other assets where we are the lessee. Operating leases with an initial term of 12 months or less are not recorded on the balance sheet but are recognized as lease expense on a straight-line basis over the applicable lease terms. Operating and finance leases with an initial term longer than 12 months are recorded on the balance sheet and classified as either operating or finance.
Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Our leases do not contain any material residual value guarantees or restrictive covenants. In addition to fixed lease payments, we have contracts that incur variable lease expense related to usage (e.g., throughput fees, maintenance and repair and machine hours), which are expensed as incurred. Our leases have remaining terms of one to 39 years, some of which include options to extend the leases by up to multiple five-year extensions. Our leases are generally noncancelable. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term unless there is a transfer of title or purchase option reasonably certain of exercise.
An incremental borrowing rate is applied to our leases for balance sheet measurement. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for a collateralized borrowing over a similar term of the lease payments as of the commencement date.
For contracts that contain lease and nonlease components, nonlease components are separated and accounted for under other relevant accounting standards. We made an accounting policy election to not separate nonlease components from lease components for heavy machinery and equipment and buildings.
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
Goodwill
Goodwill represents the purchase price paid for acquired businesses in excess of the identifiable acquired assets and assumed liabilities. Goodwill is not amortized but is tested for impairment annually and whenever an event occurs, or circumstances change such that it is more likely than not that the fair value of the reporting unit is less than its carrying amounts.
Impairment testing for goodwill is required to be done at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (also known as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. Enviva Inc. represents a single operating segment that has been deemed to be a single reporting unit.
For the years ended December 31, 2022 and 2021, we performed a quantitative assessment using the market approach and determined the fair value of the reporting unit exceeded its carrying amount. There have been no impairments to the carrying value of our goodwill during the periods presented. See Note 10, Goodwill.
Non-Cash Equity-Based Compensation and Other Expense
Our employees, consultants and directors are eligible to receive equity awards and other forms of compensation under the Enviva Inc. Long-Term Incentive Plan (the “LTIP”). Restricted stock units issued in tandem with corresponding dividend equivalent rights (“DERs”) are granted to our employees and independent directors. These equity awards vest subject to the satisfaction of service requirements and/or the achievement of certain performance goals and the grant fair-value of these equity awards are recognized as non-cash equity-based compensation and other expense on a ratable basis over their vesting period. Once these conditions have been met, common stock in the Company will be delivered to the holder of these equity awards. Forfeitures are recognized as they occur. Modifications to these equity awards resulting in incremental fair value over the pre-modification fair value are recognized as non-cash equity-based compensation and other expense over the remaining vesting period. We also recognize non-cash equity-based compensation and other expense for restricted stock units awarded to independent directors. As of December 31, 2022 and 2021, we have the ability to settle certain of our outstanding restricted stock unit awards under the LTIP in either cash or common stock at our election. As we reasonably expect to be able to deliver common stock at the settlement date, we have classified all of our outstanding restricted stock unit awards as equity on our balance sheets. For the year ended December 31, 2022, the performance-based restricted stock awards granted vest dependent on the total shareholder return for Enviva Inc. relative to the constituents of the S&P 500 index over their respective performance periods. Their grant date fair values were determined using a Monte Carlo multivariate pricing model following standard assumptions. See Note 16, Equity-Based Awards.
Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.
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
As a result of the Conversion, Enviva recognized a step-up in the tax basis of certain assets that will be recovered as the assets are sold or the basis is amortized. The calculation and allocation of the step-up in tax basis to the various assets of the company was determined by management with the assistance of a third-party specialist. The tax basis information was finalized in 2022 after the filing of the 2021 income tax returns.
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
Government Grants
We receive and then earn government grants based on the expected economic development and other benefits that communities expect to receive as a result of us constructing and operating a plant and/or port and/or employing at least a specific number of people at specified levels of compensation. We referred to International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance, for guidance in determining the appropriate recognition, measurement, and presentation for government assistance received by business entities as there is no specific topical authoritative guidance in GAAP. A government grant is recognized only when there is reasonable assurance that the grant will be received and that we will comply with the conditions attached to the grant received. The grant receivable is included in other accounts receivable or other long-term assets, based on the extent to which it is expected to be received within or after one year. For the government grants acquired in either a business combination or an asset acquisition, their fair value was determined to then be no more than nominal and thus not recognized.
Each of our government grants is generally a combination of a grant related to an asset and a grant related to income. To allocate each grant between what is related to an asset (a plant or port) versus income (compensation cost), we use a proportion at recognition of the grant of the estimated minimum cost that we incurred or expect to incur to comply with the conditions of each type of grant. To the extent that each grant relates to an asset (which has been a majority of the total of each grant), its relative proportion is deducted from the carrying amount of the related property, plant, and equipment where depreciation expense is ultimately reduced over the estimated weighted-average useful life of the asset. To the extent that each grant relates to income, its relative proportion is recorded as a deferred credit where cost of goods sold is ultimately reduced in proportion to the cost to be incurred to comply with the compensation-related conditions. The deferred credit is included in either accrued and

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
other current liabilities or other long-term liabilities, based on the extent to which it is expected to reduce cost of goods sold within or after one year.
Net Loss per Enviva Inc. Common Share
Net loss per Enviva Inc. common share is computed by dividing the net loss attributable to Enviva Inc., after reducing it by the amounts paid for dividend equivalent rights on outstanding time-based restricted stock awards, by the weighted-average number of outstanding Enviva Inc. common shares.
Recently Adopted Accounting Standards
On January 1, 2021, we adopted ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation, and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill, and allocating taxes to members of a consolidated group. The adoption did not have a material impact on the financial statements.
Recently Issued Accounting Standards not yet Adopted
Currently, there are no recently issued accounting standards not yet adopted by us that we expect to be reasonably likely to materially impact our financial position, results of operations or cash flows.
(3) Revenue
We disaggregate our revenue into two categories: product sales and other revenue. Product sales includes sales of wood pellets. Other revenue includes fees associated with customer requests to cancel, defer, or accelerate shipments in satisfaction of the related performance obligation and third-party terminal services fees.
Performance Obligations
As of December 31, 2022, the aggregate amount of consideration from contracts with customers allocated to the performance obligations that were unsatisfied or partially satisfied was approximately $19.7 billion. This amount excludes forward prices related to variable consideration including inflation, foreign currency and commodity prices. Also, this amount excludes the effects of the related foreign currency derivative contracts as they do not represent contracts with customers. We expect to recognize approximately 7.0% of our remaining performance obligations as revenue in each of the years ending 2023 and 2024 and the balance thereafter. Our off-take contracts expire at various times through 2045 and our terminal services contract expires in 2023.
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
Variable consideration from our terminal services contract arises from price increases based on agreed inflation indices and from above-minimum throughput quantities or services. There was no variable consideration from our terminal services contract for the year ended December 31, 2022 and 2021. For the year ended December 31, 2020, variable consideration from our terminal service contract was insignificant.
For each of the years ended December 31, 2022 and 2021, we recognized $0.3 million of product sales revenue, related to performance obligations satisfied in previous periods. For the year ended December 31, 2020, we recognized $0.1 million of product sales revenue, related to performance obligations satisfied in previous periods.
Contract Balances, Customer Assets, and Repurchase Accounting
Accounts receivable related to product sales as of December 31, 2022 and 2021 were $160.4 million and $91.3 million, respectively. Of these amounts, $136.1 million and $61.3 million, as of December 31, 2022 and 2021 respectively, related to amounts that were not yet billable under our contracts with customers pending finalization of prerequisite billing documentation.

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
The amounts that had not been billed are billed upon receipt of prerequisite billing documentation, where substantially all is typically billed one to two weeks after full loading of the vessel, and where the remaining balance is typically billed one to two weeks after discharge of the vessel. Accounts receivable also include $9.4 million and $6.1 million, as of December 31, 2022 and 2021, respectively, related to distribution costs recoverable from the customer through the cost pass-through mechanism where the costs and their recovery are included in cost of goods sold.
During the year, and predominantly during the three months ended December 31, 2022, we agreed to pay $140.8 million to certain customers with whom we have long-term, take-or-pay off-take contracts. The projected product sales to these customers and the weighted-average remaining term under these customers’ contracts are $14.6 billion and 13.8 years, respectively. These customers agreed to reschedule and/or re-price our take-or-pay contracts. The payments and resulting changes to the take-or-pay contracts were treated as the termination of the original take-or-pay agreement and the creation of a new agreement under the modification rules of Accounting Standard Codification Topic 606, Revenue from Contracts with Customers. The amount we agreed to pay to those certain customers was recognized as a customer asset that will be amortized as a reduction to product sales revenue as remaining volumes are delivered under those long-term contracts, which is currently estimated to be until 2036. The asset has been tested for recoverability and is classified as short-term to the extent it is expected to be amortized during 2023 with the remainder classified as long-term. Our recoverability tests of these assets involve a comparison of the contract price we expect to receive under the related take-or-pay agreement, reduced by the amortization of the contract asset, as compared to our expected costs to produce, procure, and deliver the volumes specified in the contract. The expected costs of producing volumes in the future require estimates, including estimates of manufacturing throughput volumes and future energy, fiber, and overhead costs. The expected costs of producing volumes in the future require estimates, including estimates of commodity prices, supply sources, shipping and distribution costs, manufacturing throughput volumes and overhead costs. Actual results could be different than these estimates, or our estimates could change in the future based upon new facts and circumstances and could result in these assets no longer being recoverable.
As of December 31, 2022, $75.2 million to be paid during 2023 is included in customer liabilities and the $26.4 million to be paid after 2023 is included in other long-term liabilities which represent our unconditional obligation to make future payments under the terms of our modified agreements.
During the three months ended December 31, 2022, we entered into various agreements to sell and purchase wood pellets with the same customer between the fourth quarter of 2022 and 2025 at a fixed price per metric ton. Under these agreements, the quantities we agreed to purchase exceeded the quantities we agreed to sell. Under the revenue accounting standard, the sale and purchase agreements were combined because the agreements were entered into at or near the same time with the same customer and were negotiated as a package with a single commercial objective. We accounted for the combined contract as a modification of the existing enforceable rights and obligations of our long-term, take-or-pay off-take contracts with the same customer. The contact modification was considered to be the termination of the existing contract and the creation of a new contract. We allocated the total remaining transaction price (which includes any additional transaction price from the modification) to the remaining quantities to be transferred under the modified contract. We recorded $72.7 million of deferred revenue for consideration received from the customer during the three months ended December 31, 2022 in excess of the amounts allocated to the wood pellets transferred to that customer under the modified contract. This deferred revenue is currently estimated to be recognized in revenue primarily in 2024 but also in 2025 and 2026.
The agreements to purchase wood pellets from that same customer commencing in 2023 were accounted for by applying the repurchase agreement requirements in the revenue standard. Further, because the purchase prices exceed the original selling prices of the pellets under the modified contract, the wood pellets subject to repurchase are accounted for as a financing arrangement. As a result, we initially recognized a financial liability of $102.3 million that was equal to the selling prices of the wood pellets under the modified contract, which was classified as a current liability as the repurchases corresponding to the volumes delivered are expected to all occur in 2023. During the period between when volumes are delivered to this customer and when corresponding volumes are purchased from this customer, the difference between the selling price of the wood pellets under the modified contract and the contractual purchase price will be recognized as interest expense with a corresponding increase to the financial liability. As a result, we recognized $9.6 million of interest expense as an increase to the financial liability, which had a total balance of $111.9 million as of December 31, 2022.
Under repurchase accounting as a financing arrangement, we continued to recognize the volumes delivered as finished goods inventory at carrying value of $95.3 million, which include all costs directly incurred in bringing those delivered volumes

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
to their existing location. When the future volumes are purchased and sold to different customers, sales will be based on the finished goods inventory cost of the previously delivered volumes, not the repurchase price.
Cash proceeds from the delivery of volumes subject to repurchase are classified as cash inflows from financing activities. Cash payments made for repurchases are classified as a cash outflow from financing activities.
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
One rail service provider transports wood pellet production for four of our ten production plants to the applicable terminal. Labor strikes or other disruptions to rail service could materially impact our ability to transport our finished products to ports for delivery to customers.
In addition to pellets sold from our own production, we procure wood pellets from third parties to resell under our long-term off-take arrangements and other sales agreements. During 2022, we purchased approximately $62.6 million of wood pellets under long-term contracts with third parties. Our three largest suppliers of wood pellets purchased represented 42%, 34%, and 16% of these purchases.
Our product sales are primarily to industrial customers located in the U.K., Denmark, Japan, and the Netherlands. Product sales to third-party customers that accounted for 10% or a greater share of consolidated product sales for each of the years ended December 31 are as follows:

	2022	2021	2020
Customer A	21%	32%	40%
Customer B	11%	5%	9%
Customer C	7%	17%	23%
Customer D	10%	9%	11%
Customer E	13%	18%	8%
Customer F	12%	6%	—%
(5) Inventories
Inventories consisted of the following as of December 31:

	2022	2021
Raw materials and work-in-process	$23,272	$21,995
Consumable tooling	28,548	22,952
Finished goods on hand	11,794	12,770
Finished goods subject to repurchase accounting	95,270	—
Total inventories	$158,884	$57,717
Due to a change in estimate about the likelihood and extent of their use, we recorded a reduction in the cost of raw materials inventories to net realizable value of $2.7 million for year ended December 31, 2022. We recorded no reductions from the cost to net realizable value for the year ended December 31, 2021.

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
(6) Property, Plant, and Equipment, net
Property, plant, and equipment, net consisted of the following as of December 31:

	2022	2021
Land	$26,491	$26,414
Land improvements	77,126	61,850
Buildings	440,894	321,577
Machinery and equipment	1,299,385	859,115
Vehicles	9,667	8,318
Furniture and office equipment	27,064	24,840
Leasehold improvements	23,409	22,101
Property, plant, and equipment	1,904,036	1,324,215
Less accumulated depreciation	(513,876)	(395,618)
Property, plant, and equipment, net	1,390,160	928,597
Construction in progress	194,715	569,600
Total property, plant, and equipment, net	$1,584,875	$1,498,197
Total capitalized interest related to construction-in-progress and depreciation expense were as follows for the years ended December 31:

	2022	2021	2020
Capitalized interest related to construction in progress	$18,869	$20,166	$9,423
Depreciation expense	114,187	92,630	80,372
We recorded loss on disposal of assets of $8.6 million, $10.2 million, and $8.7 million for the years ended December 31, 2022, 2021, and 2020, respectively, in the ordinary course of operating our fixed assets.
(7) Leases
Operating lease ROU assets and liabilities and finance leases as of December 31:

	2022	2021
Operating leases:
Operating lease right-of-use assets	$102,623	$108,846

Current portion of operating lease liabilities	$9,525	$8,187
Long-term operating lease liabilities	115,294	122,252
Total operating lease liabilities	$124,819	$130,439

Finance leases:
Property, plant, and equipment, net	$27,881	$25,052

Current portion of long-term finance lease obligations	$9,376	$8,074
Long-term finance lease obligations	12,747	10,358
Total finance lease liabilities	$22,123	$18,432

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
Operating and finance lease costs were as follows for the years ended December 31:

Lease Cost	Classification	2022	2021	2020
Operating lease cost:
Fixed lease cost	Cost of goods sold	$8,481	$7,011	$6,557
	Selling, general, administrative, and development expenses	7,331	7,820	4,916
Variable lease cost	Cost of goods sold	36	18	28
	Selling, general, administrative, and development expenses	24	—	268
Short-term lease cost	Cost of goods sold	11,744	8,104	9,216
	Selling, general, administrative, and development expenses	77	528	187
	Total operating lease costs	$27,693	$23,481	$21,172
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	$12,569	$10,574	$8,165
Variable lease cost	Cost of goods sold	336	58	254
	Selling, general, administrative, and development expenses	14	—	231
Interest on lease liabilities	Interest expense	889	528	651
	Total finance lease costs, net	13,808	11,160	9,301
	Total lease costs	$41,501	$34,641	$30,473
Operating and finance lease cash flow information was as follows for the years ended December 31:

	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,756	$7,509	$10,912
Operating cash flows from finance leases	766	524	651
Financing cash flows from finance leases	10,819	10,688	8,334

Assets obtained in exchange for lease obligations:
Operating leases	$2,283	$10,491	$55,784
Finance leases	11,828	8,531	14,698
As of December 31, 2022, the future minimum lease payments and the aggregate maturities of operating and finance lease liabilities are as follows:

Years Ending December 31,	Operating Leases	Finance Leases	Total
2023	$15,092	$10,113	$25,205
2024	16,242	5,053	21,295
2025	16,105	2,782	18,887
2026	15,749	1,634	17,383
2027	14,409	735	15,144
Thereafter	121,946	4,810	126,756
Total lease payments	199,543	25,127	224,670
Less: imputed interest	(74,724)	(3,004)	(77,728)
Total present value of lease liabilities	$124,819	$22,123	$146,942

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
As of December 31, 2022, the weighted-average remaining lease terms and discount rates for our operating and finance leases were weighted using the undiscounted future minimum lease payments and are as follows:

Weighted average remaining lease term (years):
Operating leases	14
Finance leases	5
Weighted average discount rate:
Operating leases	6%
Finance leases	4%
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
On March 31, 2022, we entered into a bunker fuel oil swap to offset our business exposure to bunker fuel oil prices. The swap expired in December 2022.
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
We entered into pay-fixed, receive-variable interest rate swaps to hedge interest rate risk associated with our variable rate borrowings under our senior secured credit facility that are not designated and accounted for as cash flow hedges. The interest rate swaps expired in 2021.
Our derivative instruments are classified as Level 2 assets or liabilities based on inputs such as forward foreign exchange rates. The fair value of derivative instruments as of December 31, 2022 and 2021 was as follows:

		Asset (Liability)
	Balance Sheet Classification	2022	2021
Not designated as hedging instruments:
Foreign currency exchange contracts:
	Prepaid expenses and other current assets	$—	$321
	Other long-term assets	—	309
	Accrued and other current liabilities	(959)	(1,456)
	Other long-term liabilities	(810)	(1,001)
		(1,769)	(1,827)
Total derivatives not designated as hedging instruments		$(1,769)	$(1,827)

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
Net unrealized and net realized gains and (losses) recorded to earnings were as follows:

Classification	Derivative Instrument		2022	2021	2020
Product sales	Foreign currency derivatives	Unrealized	$59	$2,673	$(4,327)
Product sales	Foreign currency derivatives	Realized	3,295	(2,689)	275
Cost of goods sold	Bunker fuel swap	Realized	699	—	—
Interest expense	Interest rate swap	Unrealized	—	119	(167)
We enter into master netting arrangements designed to permit net settlement of derivative transactions among the respective counterparties. If we had settled all transactions with our respective counterparties at December 31, 2022, we would have received a net settlement termination payment of $1.8 million, which differs insignificantly from the recorded fair value of the derivatives. We present our derivative assets and liabilities at their gross fair values.
The notional amounts of outstanding derivative instruments associated with outstanding or unsettled derivative instruments were as of follows as of December 31:

	2022	2021
Foreign exchange forward contracts in GBP	£15,281	£57,500
Foreign exchange purchased option contracts in GBP	£—	£7,275
Foreign exchange forward contracts in EUR	€2,300	€11,000
(9) Fair Value Measurements
The amounts reported in the consolidated balance sheets as cash and cash equivalents, restricted cash, accounts receivable, other accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued and other current liabilities approximate fair value because of the short-term nature of these instruments.
Derivative instruments and long-term debt including the current portion are classified as Level 2 instruments. Derivatives are classified as Level 2 as they are fair valued using inputs that are observable in active markets such as foreign exchange rates (see Note 8, Derivative Instruments). The fair value of our 2026 Notes (as defined below), Epes Tax-Exempt Green Bonds and Bond Tax-Exempt Green Bonds (see Note 12, Long-Term Debt and Finance Lease Obligations) were determined based on observable market prices in an active market and categorized as Level 2 in the fair value hierarchy. The fair value of the New Market Tax Credit loans and the Seller Note (as defined below) were estimated on discounted cash flow analyses based on observable inputs in active markets for debt with similar terms and remaining maturities and categorized as Level 2 in the fair value hierarchy. The carrying amount of other long-term debt, which is primarily comprised of the senior secured credit facility that resets based on a market rate, approximates fair value.
The carrying amount and estimated fair value of long-term debt were as follows as of December 31:

	2022		2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2026 Notes	$747,991	$711,563	$747,399	$777,188
Epes Tax-Exempt Green Bonds	245,727	227,500	—	—
Bond Tax-Exempt Green Bonds	98,004	101,168	—	—
New Markets Tax Credit loans	28,791	28,786	—	—
Seller Note	8,705	8,737	36,442	38,284
Other long-term debt	441,418	441,418	469,273	469,273
Total long-term debt	$1,570,636	$1,519,172	$1,253,114	$1,284,745
(10) Goodwill
Goodwill was $103.9 million at December 31, 2022 and 2021, respectively. Goodwill includes $4.3 million recorded from an acquisition in 2021, $14.0 million recorded associated with the Georgia Biomass Acquisition in 2020, $80.7 million

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
associated with the acquisition of Cottondale in 2015, and $4.9 million from acquisitions in 2010. We did not record any impairment losses during the years ended December 31, 2022, 2021, or 2020.
(11) Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following as of December 31:

	2022	2021
Accrued expenses - compensation and benefits	$11,942	$22,758
Accrued expenses - wood pellet purchases and distribution costs	49,615	34,819
Accrued expenses - operating costs and expenses	51,122	55,463
Accrued capital expenditures	10,960	21,791
Other accrued expenses and other current liabilities	22,858	28,475
Accrued and other current liabilities	$146,497	$163,306
(12) Long-Term Debt and Finance Lease Obligations
Long-term debt and finance lease obligations at carrying value consisted of the following as of December 31:

	2022	2021
2026 Notes, net of unamortized discount, premium and debt issuance of $2.0 million and $2.6 million as of December 31, 2022 and 2021, respectively	$747,991	$747,399
Senior secured credit facility	436,000	466,000
Epes Tax-Exempt Green Bonds, net of unamortized discount and debt issuance of $4.3 million and $0.0 as of December 31, 2022 and 2021, respectively	245,727	—
Bond Tax-Exempt Green Bonds, net of debt issuance of $2.0 million and $0.0 as of December 31, 2022 and 2021, respectively	98,004	—
New Markets Tax Credit, net of unamortized discount and debt issuance of $2.6 million and $0.0 as of December 31, 2022 and 2021, respectively	28,791	—
Seller Note, net of unamortized discount of $45 thousand and $1.1 million as of December 31, 2022 and 2021, respectively	8,705	36,442
Other loans	5,418	3,273
Finance leases	22,123	18,432
Total long-term debt and finance lease obligations	1,592,759	1,271,546
Less current portion of long-term debt and finance lease obligations	(20,993)	(39,105)
Long-term debt and finance lease obligations, excluding current installments	$1,571,766	$1,232,441
2026 Notes
In December 2019, we issued $600.0 million in principal amount of 6.5% senior unsecured notes due January 15, 2026 (the “2026 Notes”). In July 2020, we issued an additional $150.0 million aggregate principal amount of the 2026 Notes.
Interest payments are due semi-annually in arrears on January 15 and July 15 of each year.
We may redeem all or a portion of the 2026 Notes at any time at the applicable redemption price, plus accrued and unpaid interest, if any, (subject to the right of holders of record on the relevant record date to receive interest due on an interest payment date that is on or prior to the redemption date) and, in some cases, plus a make-whole premium.
As of December 31, 2022 and 2021, we were in compliance with the covenants and restrictions associated with, and no events of default existed under, the indenture governing the 2026 Notes. The 2026 Notes are guaranteed jointly and severally on a senior unsecured basis by most of our existing subsidiaries and may be guaranteed by certain future restricted subsidiaries.

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
Senior Secured Credit Facility
We have a senior secured credit facility that matures on June 30, 2027 which provides for (1) revolving credit borrowings, (2) term loans, and (3) the issuance of commercial letters of credit.
Revolving Credit Facility
As of December 31, 2022 and 2021, we had $436.0 million and $466.0 million, respectively, in outstanding revolver borrowings under our senior secured credit facility.
Borrowings under the revolving credit facility bear interest, at our option, at either a Term SOFR rate or at a base rate, in each case, plus an applicable margin. The applicable margin will fluctuate between 1.50% per annum and 2.75% per annum, in the case of Term SOFR rate borrowings, or between 0.50% per annum and 1.75% per annum, in the case of base rate loans, in each case, based on our Total Leverage Ratio (as defined in our credit agreement) at such time, with 25 basis point increases or decreases for each 0.50 increase or decrease in our Total Leverage Ratio from 2.75:1:00 to 4.75:1:00.
We are required to pay a commitment fee on the daily unused amount under the revolving credit commitments at a rate between 0.25% and 0.50% per annum. During the years ended December 31, 2022, 2021 and 2020, commitment fees were $0.6 million, $0.8 million, and $0.9 million, respectively.
Letters of Credit
As of December 31, 2022 and 2021, we had $1.0 million and $4.2 million, respectively, of letters of credit outstanding under our senior secured credit facility.
The senior secured credit facility contains certain covenants, restrictions, and events of default. We are required to maintain (1) a maximum Total Leverage Ratio at or below 5.50 to 1.00 (or 5.75 to 1.00 during a Material Transaction Period) and (2) a minimum Interest Coverage Ratio (as defined in our credit agreement) of not less than 2.25 to 1.00.
As of December 31, 2022 and 2021, we were in compliance with all covenants and restrictions associated with, and no events of default existed under, our senior secured credit facility. Our obligations under the senior secured credit facility are guaranteed by certain of our subsidiaries and secured by liens on substantially all of our assets; however, the senior secured credit facility is not guaranteed by the Hamlet JV or Enviva Pellets Epes, LLC, or secured by liens on their assets.
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
By virtue of the capital contribution, Bank B is entitled to substantially all of the tax benefits derived from the NMTC, while we effectively received net loan proceeds equal to the capital contribution of $12.8 million. This transaction includes a put/call provision whereby we may be obligated or entitled to repurchase the interest of Bank B in the investment fund, which we believe they will exercise in June 2029. The value attributed to the put/call is de minimis. We determined that the investment fund and CDEs constitute variable interest entities where we are the primary beneficiary, and, as a result, we consolidate those entities. The $31.4 million loan is presented on our consolidated balance sheet within long-term debt and finance lease obligations, while the $12.8 million contribution is presented within other long-term liabilities and is being accreted to interest expense as we expect the put/call will be exercised for a de minimis value, both net of their proportionate share of direct and incremental transaction costs.

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
The loan agreement contains certain covenants, restrictions, and events of default. We are required to maintain (1) a maximum Total Leverage Ratio at or below 5.00 to 1.00 (or 5.25 to 1.00 during a Material Transaction Period) and (2) a minimum Interest Coverage Ratio of not less than 2.25 to 1.00.
As of December 31, 2022, we were in compliance with the covenants and restrictions associated with, and no events of default existed under, the NMTC loans.
Epes Tax-Exempt Green Bonds
In July 2022, The Industrial Development Authority of Sumter County, Alabama (the “Epes Issuer”) issued its Exempt Facilities Revenue Bonds (Enviva Inc. Project), Series 2022 (Green Bonds) (the “Epes Tax-Exempt Green Bonds”) in the aggregate principal amount of $250.0 million. The proceeds of the offering were loaned to us pursuant to a loan and guaranty agreement by and among us, the Epes Issuer, and certain of our subsidiaries as guarantors. The loan is our senior unsecured obligation and matures in full on July 15, 2052. The loan is subject to mandatory tender for purchase by us in July 2032 at a purchase price equal to 100% of the principal amount of the Epes Tax-Exempt Green Bonds, plus accrued interest. Such prepayment may be required prior to maturity.
Borrowings under the loan and guaranty agreement bear interest at a rate equal to 6.00%. Interest is payable in arrears on January 15 and July 15 of each year, commencing on January 15, 2023. Our obligations under the loan and guaranty agreement are guaranteed by most of our existing subsidiaries and may be guaranteed by certain future restricted subsidiaries. We received net proceeds of $245.9 million after deducting underwriters’ discount, commissions, and expenses. The net proceeds received are generally restricted to funding a portion of the costs of the acquisition, construction, equipping, and financing of the Epes plant.
As of December 31, 2022, we were in compliance with the covenants and restrictions associated with, and no events of default existed under, the loan.
Bond Tax-Exempt Green Bonds
In November 2022, the Mississippi Business Finance Corporation (the “Bond Issuer”) issued its Exempt Facilities Revenue Bonds, (Enviva Inc.), Series 2022 (Green Bonds) (the “Bond Tax-Exempt Green Bonds”), in the aggregate principal amount of $100.0 million. The proceeds of the offering were loaned to us pursuant to a loan and guaranty agreement by and among us, the Bond Issuer, and certain of our subsidiaries as guarantors. The loan is our senior unsecured obligation and matures in full on July 15, 2047. The loan is subject to mandatory tender for purchase by us in July 2032 at a purchase price equal to 100% of the principal amount of the Bond Tax-Exempt Green Bonds, plus accrued interest. Such prepayment may be required prior to maturity. Borrowings under the loan and guarantee agreement bear interest at a rate equal to 7.75%. Interest is payable in arrears on January 15 and July 15 of each year, commencing on January 15, 2023. Our obligations under the loan and guarantee agreement are guaranteed by most of our existing subsidiaries and may be guaranteed by certain future restricted subsidiaries.
We received net proceeds of $98.7 million after deducting underwriters’ discount, commissions, and expenses. The net proceeds are generally restricted to funding a portion of the costs of acquisition, construction, equipping, and financing our wood pellet production plant to be located near Bond, Mississippi, and certain related costs thereto, and to pay costs and expenses of the offering.
As of December 31, 2022, we were in compliance with all covenants and restrictions associated with, and no events of default existed under the loan.
Seller Note
We are a party to, and a guarantor of, a promissory note (the “Seller Note”) with a remaining principal balance of $8.8 million. The Seller Note matures in February 2023 and has an interest rate of 2.5% per annum. Principal and related interest payments are due annually through February 2022 and quarterly thereafter.
Debt Issuance Costs and Premium
Unamortized debt issuance costs and premium included in long-term debt as of December 31, 2022 and 2021 were $11.0 million and $3.7 million, respectively. Unamortized debt issuance costs associated with the senior secured credit facility included in long-term assets was $3.5 million and $2.8 million as of December 31, 2022 and 2021, respectively. Amortization expense

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
included in interest expense for the years ended December 31, 2022, 2021, and 2020 was $2.5 million, $3.9 million, and $2.6 million, respectively.
Debt Maturities
Our long-term debt matures through 2052 and our finance lease obligations have maturity dates of between 2023 and 2041. The aggregate maturities of long-term debt and finance lease obligations as of December 31, 2022 are as follows:

Year Ending December 31:
2023	$20,993
2024	5,558
2025	3,494
2026	751,862
2027 and thereafter	821,807
Long-term debt and finance lease obligations	1,603,714
Unamortized premium and debt issuance costs	(10,955)
Total long-term debt and finance lease obligations	$1,592,759
(13) Related-Party Transactions
Riverstone/Carlyle Renewable and Alternative Energy Fund II, L.P. and certain affiliated entities (the “Riverstone Funds”) were the sole members of our former general partner. On July 22, 2020, Holdings was recapitalized (the “Recapitalization”) and Riverstone Echo Continuation Holdings, L.P. and Riverstone Echo Rollover Holdings, L.P. became the sole members of the general partner of our former sponsor.
Our former sponsor incurred an annual monitoring fee, which was paid quarterly to the Riverstone Funds, equal to 0.4% of the average value of the Riverstone Funds’ capital contributions to our former sponsor during each fiscal quarter. The monitoring fee was terminated on the date of the Simplification Transaction. We incurred $1.1 million and $1.2 million of monitoring fee expense during the years ended December 31, 2021 and 2020, respectively, which was included in selling, general, administrative, and development expenses. As of December 31, 2021, we had an insignificant amount payable related to related-party monitoring fee expense included in accrued and other current liabilities.
On October 14, 2021, our former sponsor distributed 13.6 million common units of the Partnership to the Riverstone Funds. As part of the 16.0 million common units issued in exchange for the Simplification Transaction, 14.1 million were issued to the Riverstone Funds. The Riverstone Funds have agreed to reinvest in our common stock all dividends from 8.7 million of the 14.1 million common units issued in connection with the Simplification Transaction for the dividends paid for the period beginning with the third quarter of 2021 through the fourth quarter of 2024. On the date of the Simplification Transaction, the Riverstone Funds held 27.7 million common units. Pursuant to the dividend reinvestment plan established in connection with the Simplification Transaction, we have issued 496,378 shares of common stock in lieu of cash dividends of $33.2 million to the owners of our former sponsor in 2022.
In connection with the Simplification Transaction, our existing management fee waivers and other former sponsor support agreements associated with our earlier common control acquisitions were consolidated, fixed, and novated to certain of the former owners of our former sponsor. As a result, under the consolidated support agreement, we will receive quarterly payments in an aggregate amount of $55.5 million with respect to periods through the fourth quarter of 2023. During the years ended December 31, 2022 and 2021, we received $23.9 million and $15.4 million, respectively, in Support Payments.
(14) Income Taxes
As a result of the Conversion, Enviva became subject to U.S. federal, foreign, and state, and local corporate income tax.
In the Conversion, Enviva recognized a step-up in the tax basis of certain assets that will be recovered as the assets are sold or the basis is amortized. The calculation and allocation of the step-up in tax basis to the various assets of the Company was determined by management with the assistance of a third-party specialist. Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
applicable enacted tax rates and laws that will be in effect when such differences are expected to reverse. The final amount of the step-up in tax basis was finalized in the fourth quarter of 2022 after the filing of the 2021 tax returns. Enviva assessed the realizability of the deferred tax assets and concluded that as of December 31, 2022, a valuation allowance of $227.7 million for the deferred tax assets is deemed appropriate for the portion of the deferred tax assets which were not more likely than not to be realized under relevant accounting standards. On the date of the Conversion, we recorded an estimated net deferred tax asset of $142.8 million relating to the Conversion with a full valuation allowance, resulting in a net zero deferred tax benefit for the deferred taxes relating to the Conversion.
Loss before income taxes consists of the following:

	2022	2021	2020
U.S.	$(165,174)	$(162,246)	$(106,155)
Foreign	(700)	421	81
Net loss not subject to federal income tax	—	145,040	102,603
Loss before income tax	$(165,874)	$(16,785)	$(3,471)
Components of the income tax provision applicable to our federal, state, and foreign taxes are as follows:

	2022	2021	2020
Current income tax expense:
Federal	$139	$4,593	$—
State	—	5	—
Foreign	281	55	86
Total current income tax expense	$420	$4,653	$86
Deferred income tax (benefit) expense:
Federal	$2,264	$(21,570)	$82
State	—	(58)	1
Foreign	$(190)	$—	$—
Total deferred income tax (benefit) expense	$2,074	$(21,628)	$83
Total income tax (benefit) expense	$2,494	$(16,975)	$169

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
The effective income tax rate from continuing operations varies from the U.S. Federal statutory rate principally due to the following:

	2022	2021	2020
Income tax (benefit) expense at statutory federal income tax rate	$(34,833)	$(34,072)	$(22,293)
Increase (decrease) in income taxes resulting from:
Partnership earnings not subject to tax	—	30,547	21,564
Recognition/derecognition of deferred tax	(51,252)	(155,980)	—
Valuation allowance	82,868	142,822	—
Share based compensation	4,227	—	—
Tax-exempt interest	1,647	—	—
State taxes, net of federal tax benefit	(812)	—	—
Foreign taxes	92	—	—
Other	557	(292)	898
Total income tax (benefit) expense	$2,494	$(16,975)	$169
Significant components of deferred tax assets and liabilities are as follows as of December 31:

	2022	2021
Deferred tax assets:
Federal and state net operating loss carryforward	$38,999	$1,033
Operating lease liabilities	26,870	27,906
Equity based compensation	13,077	10,681
Property, plant, and equipment	138,601	122,988
Interest expense limitation	12,777	—
Contract liability	24,913	—
Financial liability subject to repurchase accounting	24,173	—
Deferred revenue	15,711	—
Other	3,878	4,218
Less: valuation allowance	$(227,734)	$(142,822)
Total deferred tax assets	$71,265	$24,004
Deferred tax liabilities:
Contract asset	$(30,249)	$—
Operating lease right-of-use assets	(22,078)	(23,286)
Finished goods subject to repurchase accounting	(20,596)	—
Other	(449)	$(754)
Total deferred tax liabilities	$(73,372)	$(24,040)
Net deferred tax asset (liability)	$(2,107)	$(36)
As of December 31, 2022, we have federal net operating loss carryforwards of $180.6 million, out of which $1.1 million will expire in years 2034 to 2037, if not utilized. We also have state net operating loss carryforwards of $31.2 million, out of which $0.4 million will expire in year 2037 and $19.1 million will expire in year 2042, if not utilized.
For calendar year 2022, the only periods subject to examination for U.S. federal and state income tax returns are 2019 through 2021. We believe our income tax filing positions, including our previous status as a pass-through entity, would be

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
sustained on audit and do not anticipate any adjustments that would result in a material change to our consolidated balance sheet. Therefore, no reserves for uncertain tax positions or interest and penalties have been recorded during the years ended December 31, 2022, 2021, and 2020.
Assessing whether deferred tax assets are realizable requires significant judgement. Enviva considers all available positive and negative evidence, including historical operating performance and expectations of future operating performance. The ultimate realization of deferred tax assets is often dependent upon future taxable income and therefore can be uncertain. To the extent that Enviva believes it is more likely than not that all or some portion of the asset will not be realized, valuation allowances are established against any deferred tax assets, which increases income tax expense in the period when such a determination is made. Enviva assessed the realizability of the deferred tax assets and concluded that a valuation allowance of $227.7 million is deemed appropriate for the portion of the deferred tax assets which were not more likely than not to be realized under relevant accounting standards.
The Company conducts its foreign operations through foreign taxable entities and is therefore subject to foreign income taxes. The Company generally has minimal foreign current and deferred income tax expense.
(15) Equity
Issuance of Common Shares
In January 2022, we issued 4,945,000 common shares at a price of $70.00 per common share for total net proceeds of $332.8 million, after deducting $13.4 million of issuance costs. We used the net proceeds of $332.8 million to fund a portion of our capital expenditures related to ongoing development projects, and to repay borrowings under our senior secured credit facility.
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
Simplification Transaction
On October 14, 2021, the Partnership closed on the Simplification Transaction where (a) the Company acquired (i) all of the limited partner interests in our former sponsor and (ii) all of the limited liability company interests in the former GP, and (b) the incentive distribution rights directly held by our former sponsor were cancelled and eliminated. In exchange, the Partnership issued 16.0 million common units, which were distributed to the owners of our former sponsor. The owners of our former sponsor agreed to reinvest in our common stock all dividends from 9.0 million of the 16.0 million common units issued in connection with the Simplification Transaction during the period beginning with dividends paid for the third quarter of 2021 through the fourth quarter of 2024. Pursuant to the dividend reinvestment plan established in connection with the Simplification Transaction, we have issued 496,378 shares of common stock in lieu of cash dividends of $33.2 million to the owners of our former sponsor in 2022.
Under a consolidated support agreement, we are entitled to receive quarterly payments (the “Support Payments”) in an aggregate amount of up to $55.5 million with respect to periods from the fourth quarter of 2021 through the first quarter of 2024. See Note 13, Related-Party Transactions for more information on the Support Payments. See “Noncontrolling Interests – The Partnership” below about the capital of the Partnership.
Noncontrolling Interests
Noncontrolling interests of partners’ capital consist of: (1) third-party equity ownership in the Partnership (2) the Hamlet JV and (3) the Development JV.

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
The Partnership
Prior to the Simplification Transaction, Holdings owned common units of the Partnership representing an approximate 30% limited partner interest. Holdings was an indirect owner of the Partnership’s general partner, which held the incentive distribution rights (“IDRs”) of the Partnership until December 31, 2020 and was an indirect owner of MLP Holdco, LLC, which held the IDRs between January 1, 2021 and the date of the Simplification Transaction.
Between January 1, 2021 and the date of the Simplification Transaction, the Partnership issued 4,925,000 of its common units at a price of $45.50 per common unit for total net proceeds of $214.5 million, after deducting $9.5 million of issuance costs. During the year ended December 31, 2020, the Partnership issued 6.2 million common units in a private placement at a price of $32.50 per common unit for gross proceeds of $200.0 million. The Partnership received proceeds of $190.5 million, net of $9.5 million of issuance costs.
The partnership agreement of the Partnership contained provisions for the allocation of its net income and loss to its limited partners and its general partner. For purposes of maintaining partners’ capital accounts, items of income and loss were allocated among the limited partners in accordance with their respective percentage ownership interests. Normal allocations according to percentage interests were made after giving effect, if any, to priority income allocations in an amount equal to intercompany IDRs allocated 100% to the Partnership’s general partner through December 31, 2020 and MLP Holdco between January 1, 2020 and the date of the Simplification Transaction.
The Partnership had distributed a quarterly cash distribution to its unitholders pursuant to a cash distribution policy. The partnership agreement had set forth the calculation to be used to determine the amount of cash distributions that our unitholders and our former sponsor would receive.
Hamlet JV
The capital of the Hamlet JV is divided into two classifications: (1) Class A Units and (2) Class B Units.
Class A Units were issued to the third-party member in exchange for capital contributions. As of December 31, 2022, the third-party member had a total capital commitment of $235.2 million and held 227.0 million Class A Units with a remaining capital commitment amount of $8.2 million.
Class B Units were issued to Enviva in exchange for capital contributions. As of December 31, 2022, Enviva had a total capital commitment of $232.2 million and held 224.0 million Class B Units with a remaining commitment amount of $8.2 million.
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
Distributions to the third-party member and to Enviva are made in our reasonable discretion as managing member and are governed by the waterfall provisions of the Hamlet JV LLCA, which provides that distributions, after repayment of any revolving borrowings existing under the joint venture’s revolving credit facility, are to be made as follows:
•First: To the members in proportion to their relative unreturned capital contributions, then to the members in proportion to their relative unpaid preference amount.
•Thereafter: 25% to the third-party member and 75% to Enviva.
Development JV
Our former sponsor held a controlling interest, and a third-party member held a noncontrolling interest, in the Development JV. In February 2021, we purchased all of the third-party member’s limited liability company interests in Development JV. We paid a first installment of $130.1 million in February 2021 and a final installment of $23.7 million was paid in July 2021.

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
Cash Dividends and Distributions
The following table details the cash dividends and distribution paid or declared:

Quarter Ended	Declaration Date	Record Date	Payment Date	Per Share or Unit(1)
June 30, 2021	July 27, 2021	August 13, 2021	August 27, 2021	$0.8150
September 30, 2021	November 3, 2021	November 15, 2021	November 26, 2021	$0.8400
December 31, 2021	February 2, 2022	February 14, 2022	February 25, 2022	$0.8600
March 31, 2022	May 4, 2022	May 16, 2022	May 27, 2022	$0.9050
June 30, 2022	August 3, 2022	August 15, 2022	August 26, 2022	$0.9050
September 30, 2022	November 2, 2022	November 14, 2022	November 25, 2022	$0.9050
December 31, 2022	February 8, 2023	February 21, 2023	February 24, 2023	$0.9050
(1)Prior to December 31, 2021, distributions were paid by the Partnership.
(16) Equity-Based Awards
Enviva Inc. Long-Term Incentive Plan (“LTIP”)
We maintain the LTIP, which provides for the award, from time to time, at the discretion of our board of directors or a committee thereof, of options, share appreciation rights, restricted shares, restricted stock units (“RSUs”), DERs, and other awards. The LTIP limits the number of common units that may be delivered pursuant to awards under the plan to 3,450,000 common shares in accordance with the plan, which became effective on December 31, 2021. If equity awards awarded under the LTIP are forfeited, canceled, exercised, paid in cash, or otherwise terminate or expire without the actual delivery of the underlying common shares, the corresponding number of such common shares will remain available for delivery pursuant to other awards under the LTIP. The common shares issuable pursuant to the LTIP will consist, in whole or in part, of common shares acquired in the open market or from any affiliate or any other person, newly issued common shares, or any combination of the foregoing as determined by our board of directors or a committee thereof.
During 2022, 2021, and 2020, our board of directors granted RSUs in tandem with corresponding DERs to our employees (the “Employee Awards”) and RSUs in tandem with corresponding DERs to independent members of our board of directors (the “Director Awards”). The RSUs and corresponding DERs are subject to certain vesting and forfeiture provisions. Award recipients do not have all of the rights of a common shareholder with respect to the RSUs until the RSUs have vested and been settled. Awards of the RSUs settled in common shares are settled within 60 days after the applicable vesting date. If a RSU award recipient experiences a termination of service under certain circumstances set forth in the applicable award agreement, the unvested RSUs and corresponding DERs (in the case of performance-based Employee Awards) are forfeited. Forfeitures are recognized when the actual forfeiture occurs.
Restricted Shares
Certain employees had received Series B units of our former sponsor that were intended to constitute “profits interests” as defined by the Internal Revenue Service that, due to the Simplification Transaction, converted into common units of the Partnership. In August 2020, our former sponsor had issued equity-classified awards where it may issue up to 10,000 Series B units. Our former sponsor had issued 25% initially, or 2,500 Series B units, and expected to issue an additional 25% on each anniversary over the following three years. These Series B units were measured at the grant date fair value, which was estimated using a probability weighted discounted cash flow approach to be $38.5 million where we recognized $23.8 million and $13.9 million as non-cash equity-based compensation and other expense during the years ended December 31, 2021 and 2020, respectively. Of the $23.8 million recognized during the year ended December 31, 2021, $16.6 million was due to the accelerated vesting of all otherwise unvested Series B units as a result of the Simplification Transaction. After the Simplification Transaction, an additional $3.3 million was recognized as non-cash equity-based compensation and other expense during the year ended December 31, 2021 related to common shares of Enviva Inc. subject to restriction into which the Series B units were converted whose fair value were then measured at $50.5 million. During the year ended December 31, 2022, another $24.4 million was recognized as expense, of which $15.2 million was classified as non-cash equity-based compensation and other expense and $9.2 million was classified as executive separation. The common shares subject to restriction have had or will have their restrictions released as follows: one-third on each of December 31, 2022, 2023 and 2024. The unrecognized estimated non-

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
cash equity-based compensation and other expense relating to outstanding common shares subject to restriction as of December 31, 2022 was $22.8 million, which will be recognized over the remaining vesting period.
Employee Awards
The following table summarizes information regarding Employee Awards under the LTIP for the years ended December 31, 2022, 2021, and 2020:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units		Total Employee Awards Restricted Stock Units
	Units	Weighted-Average Grant Date Fair Value (per unit)(1)	Units	Weighted-Average Grant Date Fair Value (per unit)(1)	Units	Weighted-Average Grant Date Fair Value (per unit)(1)
Nonvested December 31, 2021	1,002,061	$40.82	608,117	$38.56	1,610,178	$39.97
Granted	252,805	$70.12	233,424	$93.05	486,229	$81.13
Forfeitures	(98,350)	$51.33	(34,647)	$50.47	(132,997)	$51.11
Vested	(404,913)	$30.35	(260,725)	$30.27	(665,638)	$30.32
Nonvested December 31, 2022	751,603	$61.19	546,169	$52.17	1,297,772	$57.39
(1) Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
Time-based Employee Awards vest on the third or fourth anniversary of the grant date and performance-based Employee Awards vest in three or four years, where the number of shares that vest depend on achievement of specific performance milestones. We account for the delivery of common shares upon the settlement of vested Employee Awards as if such common shares were distributed by us. The fair value of the Employee Awards granted during 2022 and 2021 was $39.4 million and $27.7 million, respectively, based on the market price per share on the applicable date of grant. The grant date fair value of performance-based Employee Awards is reported based on the probable outcome of the performance conditions on the grant date. The fair value of the Employee Awards is expensed at the grant date. Compensation expense is based on the grant date fair value. Changes in non-cash equity-based compensation expense due to passage of time, forfeitures, probability of meeting required performance conditions, and final settlements are recorded as adjustments to non-cash equity-based compensation expense and equity. For performance-based Employee Awards, expense is accrued only to the extent that the performance goals are considered to be probable of occurring.
We recognize non-cash equity-based compensation expense for the shares awarded in cost of goods sold and selling, general, administrative, and development expenses. For the years ended December 31, 2022, and 2021, and 2020 we recognized $2.8 million and $2.3 million, and $2.7 million of cost of goods sold expense, respectively. For the years ended December 31, 2022, 2021, and 2020, we recognized $18.1 million, $25.7 million and $22.4 million of selling, general, administrative, and development expenses, respectively. For the year ended December 31, 2022, we recognized $7.6 million as executive separation.
We paid $16.9 million to satisfy the withholding tax requirements associated with 404,913 time-based Employee Awards and 260,725 performance-based Employee Awards that vested under the LTIP during the year ended December 31, 2022. We paid $11.0 million to satisfy the withholding tax requirements associated with 312,528 time-based Employee Awards and 156,801 performance-based Employee Awards that vested under the LTIP during the year ended December 31, 2021. We paid $5.0 million to satisfy the withholding tax requirements associated with 232,116 time-based Employee Awards and 67,881 performance-based Employee Awards that vested under the LTIP during the year ended December 31, 2020.
The unrecognized estimated non-cash equity-based compensation expense relating to outstanding Employee Awards at December 31, 2022 was $39.0 million, which will be recognized over the remaining vesting period.

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
Director Awards
The following table summarizes information regarding Director Awards to independent directors of the Company under the LTIP:

	Time-Based Restricted Stock Units
	Units	Weighted-Average Grant Date Fair Value (per unit)(1)
Nonvested December 31, 2021	14,234	$48.48
Granted	18,729	$72.08
Vested	(14,234)	$48.49
Nonvested December 31, 2022	18,729	$72.07
(1) Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
In February 2022, Director Awards were granted valued at $1.3 million and which vest on the first anniversary of the grant date in February 2023. In January and April 2021, Director Awards valued at $0.6 million and $0.1 million were granted, which vested on the first anniversary of the grant dates, in January and April 2022, respectively. In January 2021, the Director Awards that were unvested at December 31, 2020 vested and common shares were issued in respect thereof.
For the years ended December 31, 2022, 2021, and 2020 we recorded $1.3 million, $0.8 million and $0.5 million of non-cash equity-based compensation expense with respect to the Director Awards. The unrecognized estimated non-cash equity-based compensation cost relating to outstanding Director Awards at December 31, 2022 is $0.1 million and will be recognized over the remaining vesting period.
Dividend Equivalent Rights
DERs associated with the Employee Awards and the Director Awards subject to time-based vesting entitle the recipients to receive payments in respect thereof in a per-share amount that is equal to any dividends made by us to the holders of common shares within 60 days following the record date for such dividends. The DERs associated with the Employee Awards subject to performance-based vesting will remain outstanding and unpaid from the grant date until the earlier of the settlement or forfeiture of the related performance-based phantom units.
DER dividends paid related to time-based Employee Awards were $3.3 million, $3.5 million and $3.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. At December 31, 2022 and 2021, there were no DER dividends unpaid related to time-based Employee Awards.
DER dividends unpaid related to the performance-based Employee Awards were as follows as of December 31:

	2022	2021
Accrued liabilities	$3,690	$2,690
Other long-term liabilities	3,876	4,501
Total unpaid DERs related to performance-based Employee Awards	$7,566	$7,191

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
(17) Net Loss per Enviva Inc. Common Share
Net loss per basic and diluted Enviva Inc. common share were computed as follows for the year ending December 31:

2022
Net loss attributable to Enviva Inc.	$(168,307)
Dividend equivalent rights paid on time-based restricted stock units	(3,470)
Net loss attributable to Enviva Inc. common stockholders	$(171,777)
Weighted average shares outstanding - basic and diluted	66,312
Net loss per common share - basic and diluted	$(2.59)
As Holdings is the surviving entity for accounting purposes, the historical financial results prior to the Simplification Transaction are those of Holdings. The number of outstanding units for 2020, and the portion of 2021 prior to the Simplification Transaction constitutes the 16.0 million units issued to the owners of the former sponsor. For the portion of 2021 that is after the Simplification Transaction, the number of outstanding units are based on the actual number of common units of the Company during that period.
(18) Commitments and Contingencies
Commitments
We have entered into throughput agreements expiring between 2023 and 2036 to receive terminal and stevedoring services at certain of our terminals, some of which include options to extend for up to 5 years. The agreements specify a minimum cargo throughput requirement at a fixed price per ton or a fixed fee, subject to an adjustment based on the consumer price index or the producer price index, for a defined period of time, ranging from monthly to annually. At December 31, 2022, we had approximately $22.1 million related to firm commitments under such terminal and stevedoring services agreements. For the years ended December 31, 2022, 2021 and 2020, terminal and stevedoring services expenses were $10.7 million, $12.3 million and $9.7 million, respectively.
We have entered into long-term arrangements to secure transportation from our plants to our export terminals. Under certain of these agreements, which expire between 2023 through 2032, we are committed to various annual minimum volumes under multi-year fixed-cost contracts with third-party logistics providers for trucking and rail transportation, subject to increases in the consumer price index and certain fuel price adjustments. For the years ended December 31, 2022, 2021 and 2020, ground transportation expenses were $53.9 million, $43.8 million and $36.6 million, respectively.
We have entered into long-term supply arrangements, expiring between 2024 through 2026, to secure the supply of wood pellets from third-party vendors. The minimum annual purchase volumes are at a fixed price per MT adjusted for volume, pellet quality and certain shipping-related charges. The supply agreements for the purchase of 330,000 MT of wood pellets from British Columbia are fully offset by an agreement to sell 330,000 MT of wood pellets to the same counterparty from our terminal locations, where $50.9 million remains to be sold as of December 31, 2022. Under long-term supply arrangements, we purchased approximately $62.6 million, $109.6 million and $25.1 million of wood pellets for the years ended December 31, 2022, 2021 and 2020, respectively.
Fixed and determinable portions of the minimum aggregate future payments under these firm terminal and stevedoring services, ground transportation and wood pellet supply agreements for the next five years are as follows:

2023	$159,844
2024	210,633
2025	150,989
2026	58,792
2027	10,267
Total	$590,525

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
In order to mitigate volatility in our shipping costs, we have entered into fixed-price shipping contracts with reputable shippers matching the terms and volumes of certain of our off-take contracts for which we are responsible for arranging shipping. Contracts with shippers, expiring between 2023 through 2039, include provisions as to the minimum amount of MTPY to be shipped and may also stipulate the number of shipments. Pursuant to these contracts, the terms of which extend up to 17 years, charges are based on a fixed-price per MT, and, in some cases, there are adjustment provisions for increases in the price of fuel or for other distribution-related costs. The charge per MT varies depending on the loading and discharge port. Shipping expenses included in cost of goods sold for the years ended December 31, 2022, 2021 and 2020 was $132.5 million, $94.7 million and $75.0 million, respectively.
(19) Subsequent Events
Senior Secured Term Loan
In January 2023, under our senior secured credit facility, we entered into a senior secured term loan facility in the amount of $105.0 million, maturing in June 2027. Borrowing rates are variable and calculated as SOFR plus 4.00% per annum. We used the proceeds to repay revolver borrowings under our senior secured credit facility and pay fees and expenses.
Seller Note
The outstanding principal of the Seller Note of $8.8 million and an insignificant amount of accrued interest were repaid in full at maturity in February 2023.
Subscription Agreement
On February 28, 2023, we entered into a subscription agreement where investors have agreed to subscribe for and purchase $250.0 million in shares of preferred stock (or common stock, if the purchase price per share is equal to or greater than the lower of the (1) closing price of the common stock on February 28, 2023 and (2) average closing price of the common stock for the five trading days immediately preceding February 28, 2023). The number of shares will be based on dividing the total purchase price by the closing price of the common stock on March 1, 2023.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Exchange Act) was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Due to the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2022 were not effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
Internal Control over Financial Reporting
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for us as defined in Rules 13a‑15(f) and 15d‑15(f) of the Exchange Act. Under the supervision of, and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework in 2013, issued by the Committee of Sponsoring Organizations of the Treadway Commission. We did not design and execute effective internal controls over the evaluation of the recoverability of customer assets recorded during the year ended December 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Although there was no impairment of customer assets, and no misstatement was identified, management concluded that our internal controls over financial reporting related to evaluation of recoverability of customer assets was ineffective as of December 31, 2022. The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8. “Financial Statements and Supplementary Data of this report.”
Remediation Plan to Address Material Weakness
We have evaluated the material weakness and begun developing and implementing a plan of remediation to strengthen our internal controls related to the customer assets recoverability testing process. We will continue to review, revise, and improve the effectiveness of our internal controls, including taking the following steps to remediate our material weakness:
•Enhance the level of precision at which our internal controls over financial reporting relating to customer asset recoverability assessments are performed and
•Improve our documentation to strengthen the support for the judgments applied in the recoverability analyses
Inherent Limitations on Effectiveness of Controls
Control systems, no matter how well conceived and operated, are designed to provide a reasonable, but not an absolute, level of assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.
Changes in Internal Control over Financial Reporting
With the exception of the material weakness described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that occurred during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Enviva Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Enviva Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Enviva Inc. and subsidiaries (the Company) has not maintained effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls whereby the Company did not design and execute controls to assess the recoverability of recognized customer assets in accordance with U.S. generally accepted accounting principles .
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report dated March 1, 2023, which expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP

Tysons, Virginia
March 1, 2023

ITEM 9B.    OTHER INFORMATION
On February 24, 2023, Enviva Inc. (the “Company”) entered into a Twelfth Amendment to Credit Agreement (the “Twelfth Amendment”) by and among the Company, certain other subsidiaries of the Company, Barclays Bank PLC as administrative agent and collateral agent, and the other lenders and issuing banks party thereto. The Twelfth Amendment, among other things, modifies the definitions of Consolidated Interest Expense and Consolidated EBITDA under the Credit Agreement to exclude the impact of repurchase accounting treatment for certain of the Company’s wood pellet purchase or sale agreements.
The foregoing description of the Twelfth Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Twelfth Amendment, a copy of which is filed as Exhibit 10.3 to this Annual Report on Form 10-K and is incorporated herein by reference.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by Item 10 will be included in Enviva’s definitive proxy statement, which will be filed with the SEC within 120 days after December 31, 2022, and is hereby incorporated by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 will be included in Enviva’s definitive proxy statement, which will be filed with the SEC within 120 days after December 31, 2022, and is hereby incorporated by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 will be included in Enviva’s definitive proxy statement, which will be filed with the SEC within 120 days after December 31, 2022, and is hereby incorporated by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 13 will be included in Enviva’s definitive proxy statement, which will be filed with the SEC within 120 days after December 31, 2022, and is hereby incorporated by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 will be included in Enviva’s definitive proxy statement, which will be filed with the SEC within 120 days after December 31, 2022, and is hereby incorporated by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    Certain documents are filed as a part of this Annual Report and are incorporated by reference and found on the pages below.
1.Financial Statements—Please read Part II, Item 8. “Financial Statements and Supplementary Data—Index to Financial Statements.”
2.Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 2022, 2021, 2020. All other schedules have been omitted because they are either not applicable, not required or the information called for therein appears in the consolidated financial statements or notes thereto.
3.Exhibits—Exhibits required to be filed by Item 601 of Regulation S‑K set forth below are incorporated herein by reference.

ENVIVA INC. AND SUBSIDIARIES
Schedule II - Valuation and Qualifying Accounts
For the Years Ended December 31, 2022, 2021 and 2020
(In thousands)

			Additions Charged to:
Year Ended December 31,	Description	Balance at beginning of period	Costs and expenses	Other accounts	Deductions	Balance at the end of period
2022	Deferred tax asset valuation allowance	$142,822	$2,264	$82,648	$—	$227,734
2021	Deferred tax asset valuation allowance	2,038	—	140,784	—	142,822
2020	Deferred tax asset valuation allowance	3,856	—	—	1,818	2,038

EXHIBIT INDEX

Exhibit Number	Exhibit
2.1
Agreement and Plan of Merger, dated October 14, 2021, by and among Enviva Partners, LP, Enviva Holdings LP, EVA Partners Merger Sub, LLC and the other parties named therein (Exhibit 2.1, Form 8-K filed October 15, 2021, File No. 001-37363)

2.2
Agreement and Plan of Merger, dated October 14, 2021, by and among Enviva Cottondale Acquisition I, LLC, Enviva Partners, LP, Enviva, Inc. Merger Sub, LLC, Riverstone Echo Continuation Holdings, L.P. and Riverstone Echo Rollover Holdings, L.P. (Exhibit 2.2, Form 8-K filed October 15, 2021, File No. 001-37363)

3.1	Certificate of Incorporation of Enviva Inc. (Exhibit 3.1, Form 8-K filed January 3, 2022, File No. 001-37363)
3.2	Bylaws of Enviva Inc. (Exhibit 3.1, Form 8-K filed November 8, 2022, File No. 001-37363)
4.1
Indenture, dated as of December 9, 2019, by and among Enviva Partners, LP, Enviva Partners Finance Corp., the subsidiary guarantors party thereto, and Wilmington Trust, National Association, as trustee (incorporated by reference herein to Exhibit 4.1 to the Company’s Form 8-K filed on December 9, 2019, File No. 001-37363)

4.2	Form of 6.500% 2026 Notes (included in Exhibit 4.1)
4.3	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Exhibit 4.3, Form 10-K file March 4, 2022, File No. 001-37363)
4.4
Registration Rights Agreement, dated October 14, 2021, by and among Enviva Partners, LP, the Holdings Limited Partners party thereto and the other parties thereto (Exhibit 4.1, Form 8‑K filed October 15, 2021, File No. 001‑37363)

4.5
Stockholders Agreement, dated October 14, 2021, by and among Enviva Partners, LP, Riverstone Echo Continuation Holdings, L.P. and Riverstone Echo Rollover Holdings, L.P. (Exhibit 4.2, Form 8‑K filed October 15, 2021, File No. 001‑37363)

10.1
Ninth Amendment to Credit Agreement, dated as of June 30, 2022, by and among Enviva Inc., Enviva, LP, certain other subsidiaries of Enviva Partners, LP, Barclays Bank PLC as administrative agent and collateral agent, and the other lenders and issuing banks party thereto (Exhibit 10.1, Form 8-K filed July 5, 2022, File No. 001-37363)

10.2
Eleventh Amendment to Credit Agreement, dated as of January 17, 2023, by and among Enviva Inc., Enviva, LP, certain other subsidiaries of Enviva Partners, LP, Barclays Bank PLC as administrative agent and collateral agent, and the other lenders and issuing banks party thereto (Exhibit 10.2, Form 8-K filed January 20, 2023, File No. 001-37363)

10.3*
Twelfth Amendment to Credit Agreement, dated as of February 24, 2023, by and among Enviva Inc., Enviva, LP, certain other subsidiaries of Enviva Partners, LP, Barclays Bank PLC as administrative agent and collateral agent, and the other lenders and issuing banks party thereto

10.4
Loan and Guaranty Agreement, dated as of July 1, 2022, by and among The Industrial Development Authority of Sumter County, Enviva Inc. and certain subsidiaries of Enviva Inc. (Exhibit 10.1, Form 8-K filed July 19, 2022, File No. 001-37363)

10.5
Loan and Guaranty Agreement, dated as of November 1, 2022, by and among the Mississippi Business Finance Corporation, Enviva Inc., and certain subsidiaries of Enviva Inc. (Exhibit 10.1, Form 8-K filed November 22, 2022, File No. 001-37363)

10.6	Second Amended and Restated Credit Agreement by and between Enviva Wilmington Holdings, LLC and Enviva, LP dated April 2, 2019 (Exhibit 10.4, Form 10-Q filed May 9, 2019, File No. 001-37363)
10.7*	First Amendment to Second Amended and Restated Credit Agreement by and between Enviva Wilmington Holdings, LLC and Enviva, LP, dated May 23, 2022
10.8
Support Agreement, dated October 14, 2021, by and among Enviva Partners, LP, the persons set forth on Schedule I attached thereto, and the other parties named therein (Exhibit 10.1, Form 8-K filed October 15, 2021, File No. 001-37363)

10.9†	Transaction bonus letter by and between Enviva Partners, LP and John K. Keppler, dated June 18, 2020 (Exhibit 10.23, Form 10-K filed February 25, 2021, File No. 001-37363)
10.10†	Transaction bonus letter by and between Enviva Partners, LP and Shai S. Even, dated June 18, 2020 (Exhibit 10.24, Form 10-K filed February 25, 2021, File No. 001-37363)
10.11†	Transaction bonus letter by and between Enviva Partners, LP and Thomas Meth, dated June 18, 2020 (Exhibit 10.25, Form 10-K filed February 25, 2021, File No. 001-37363)
10.12†	Transaction bonus letter by and between Enviva Partners, LP and William H. Schmidt, Jr., dated June 18, 2020 (Exhibit 10.26, Form 10-K filed February 25, 2021, File No. 001-37363)
10.13†	Employment Agreement, dated as of July 27, 2021, between Enviva Management Company, LLC and Michael A. Johnson (Exhibit 10.1, Form 8-K filed on August 2, 2021, File No. 001-37363)
10.14†
Fourth Amended and Restated Employment Agreement by and between Enviva Management Company, LLC and Shai S. Even, dated December 1, 2021 (Exhibit 10.26, Form 10-K filed March 4, 2022, File No. 001-37363)

10.15†
Sixth Amended and Restated Employment Agreement by and between Enviva Management Company, LLC and Edward Royal Smith, dated December 1, 2021 (Exhibit 10.27, Form 10-K filed March 4, 2022, File No. 001-37363)

10.16*†	Sixth Amended and Restated Employment Agreement by and between Enviva Management Company, LLC and Thomas Meth, dated November 14, 2022.
10.17*†	Separation Agreement by and between Enviva Management Company, LLC and John K. Keppler, dated November 14, 2022
10.18*†	Consulting Agreement by and between Enviva Management Company, LLC and John K. Keppler, dated November 15, 2022

Exhibit Number	Exhibit
10.19†	Enviva Inc. Annual Incentive Compensation Plan (Exhibit 10.2, Form 8-K, filed December 31, 2021, File No. 001-37363)
10.20†
Enviva Inc. Long-Term Incentive Plan, effective as of December 31, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report filed on Form 8-K, File No. 001-37363, filed with the Commission on January 3, 2022)

10.21†	Form of Restricted Stock Unit Award Grant Notice and Award Agreement (Employee) (Exhibit 10.33, Form 10-K filed March 4, 2022, File No. 001-37363)
10.22†	Form of Restricted Stock Unit Award Grant Notice and Award Agreement (Director) (Exhibit 10.34, Form 10-K filed March 4, 2022, File No. 001-37363)
10.23†	Form of Stock Award Grant Notice and Award Agreement (Exhibit 10.35, Form 10-K filed March 4, 2022, File No. 001-37363)
10.24†	Form of Performance-Based Restricted Stock Unit Award Grant Notice and Award Agreement (Exhibit 10.36, Form 10-K filed March 4, 2022, File No. 001-37363)
10.25	Form of Indemnification Agreement (Exhibit 10.3, Form 8-K, File No. 001-37363)
21.1*	List of Subsidiaries of Enviva Inc.
23.1*	Consent of Ernst & Young LLP relating to the financial statements of Enviva Inc. for the year ended December 31, 2022
24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10‑K)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101
The following financial information from Enviva Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

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

ENVIVA INC.

Date: March 1, 2023	By:	/s/ Thomas Meth
Thomas Meth
Title: President and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jason E. Paral as his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ THOMAS METH	President and Chief Executive Officer	March 1, 2023
Thomas Meth	(Principal Executive Officer)

/s/ SHAI S. EVEN	Executive Vice President and Chief Financial Officer	March 1, 2023
Shai S. Even	(Principal Financial Officer)

/s/ MICHAEL A. JOHNSON	Vice President and Chief Accounting Officer	March 1, 2023
Michael A. Johnson	(Principal Accounting Officer)

/s/ RALPH ALEXANDER	Director	March 1, 2023
Ralph Alexander

/s/ JOHN C. BUMGARNER, JR	Director	March 1, 2023
John C. Bumgarner, Jr.

/s/ MARTIN N. DAVIDSON	Director	March 1, 2023
Martin N. Davidson

/s/ JIM H. DERRYBERRY	Director	March 1, 2023
Jim H. Derryberry

/s/ GERRIT L. LANSING, JR.	Director	March 1, 2023
Gerrit L. Lansing, Jr.

/s/ PIERRE F. LAPEYRE, JR.	Director	March 1, 2023
Pierre F. Lapeyre, Jr.

/s/ DAVID M. LEUSCHEN	Director	March 1, 2023
David M. Leuschen

/s/ JEFFREY W. UBBEN	Director	March 1, 2023
Jeffrey W. Ubben

/s/ GARY L. WHITLOCK	Director	March 1, 2023
Gary L. Whitlock

/s/ JANET S. WONG	Director	March 1, 2023
Janet S. Wong

/s/ EVA T. ZLOTNICKA	Director	March 1, 2023
Eva T. Zlotnicka