Form 10-Q
period 2023-03-31
Enviva Inc.
filed 2023-05-04
CIK 1592057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of April 28, 2023, 67,727,662 shares of common stock were outstanding.

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
•potential liability resulting from pending or future litigation, investigations, or claims; and
•governmental actions and actions by other third parties that are beyond control.
Please read the risks described in our Annual Report on Form 10-K for the year ended December 31, 2022 and the risk factors included herein in Item 1A. Risk Factors. All forward-looking statements in this Quarterly Report are expressly qualified in their entirety by the foregoing cautionary statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
ENVIVA INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except par value and number of shares)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,275	$3,417
Accounts receivable	128,737	169,847
Other accounts receivable	14,255	8,950
Inventories	185,746	158,884
Short-term customer assets	23,987	21,546
Prepaid expenses and other current assets	8,499	7,695
Total current assets	366,499	370,339
Property, plant, and equipment, net	1,598,543	1,584,875
Operating lease right-of-use assets	100,764	102,623
Goodwill	103,928	103,928
Long-term restricted cash	216,099	247,660
Long-term customer assets	117,656	118,496
Other long-term assets	41,242	23,519
Total assets	$2,544,731	$2,551,440
Liabilities, Mezzanine Equity, and Shareholders’ Equity
Current liabilities:
Accounts payable	$24,646	$37,456
Accrued and other current liabilities	133,395	146,497
Customer liabilities	36,828	75,230
Current portion of interest payable	16,908	32,754
Current portion of long-term debt and finance lease obligations	15,313	20,993
Deferred revenue	48,972	32,840
Financial liability pursuant to repurchase accounting	180,954	111,913
Total current liabilities	457,016	457,683
Long-term debt and finance lease obligations	1,393,076	1,571,766
Long-term operating lease liabilities	113,159	115,294
Deferred tax liabilities, net	2,104	2,107
Long-term deferred revenue	129,689	41,728
Other long-term liabilities	72,177	76,106
Total liabilities	2,167,221	2,264,684
Commitments and contingencies
Mezzanine equity:
Series A convertible preferred stock, $0.001 par value, 100,000,000 shares authorized, 6,605,671 and none issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	248,589	—
Shareholders’ equity:
Common stock, $0.001 par value, 600,000,000 shares authorized, 67,727,662 and 66,966,092 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	68	67
Additional paid-in capital	461,576	502,554
Accumulated deficit	(285,206)	(168,307)
Accumulated other comprehensive income	198	197
Total Enviva Inc. shareholders’ equity	176,636	334,511
Noncontrolling interests	(47,715)	(47,755)
Total shareholders’ equity	128,921	286,756
Total liabilities, Mezzanine equity, and shareholders’ equity	$2,544,731	$2,551,440
See accompanying notes to condensed consolidated financial statements.

ENVIVA INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Product sales	$260,248	$230,912
Other revenue	8,834	2,070
Net revenue	269,082	232,982
Operating costs and expenses:
Cost of goods sold, excluding items below	253,215	211,036
Loss on disposal of assets	3,629	901
Selling, general, administrative, and development expenses	30,954	33,691
Depreciation and amortization	34,674	22,559
Total operating costs and expenses	322,472	268,187
Loss from operations	(53,390)	(35,205)
Other (expense) income:
Interest expense	(23,393)	(9,970)
Interest expense on repurchase accounting	(40,373)	—
Total interest expense	(63,766)	(9,970)
Other income (expense), net	309	(116)
Total other expense, net	(63,457)	(10,086)
Net loss before income taxes	(116,847)	(45,291)
Income tax expense	12	16
Net loss	(116,859)	(45,307)
Less net (income) attributable to noncontrolling interests	(40)	—
Net loss attributable to Enviva Inc.	$(116,899)	$(45,307)
Loss per common share:
Basic and diluted	$(1.75)	$(0.71)
Weighted-average number of shares outstanding:
Basic and diluted	67,363	65,028
See accompanying notes to condensed consolidated financial statements.

ENVIVA INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(116,859)	$(45,307)
Other comprehensive loss, net of tax of $0
Currency translation adjustment	1	(32)
Total comprehensive loss	(116,858)	(45,339)
Less comprehensive (income) attributable to noncontrolling interests	(40)	—
Comprehensive loss attributable to Enviva Inc.	$(116,898)	$(45,339)
See accompanying notes to condensed consolidated financial statements.

ENVIVA INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(In thousands)
(Unaudited)

	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Equity Attributable to Enviva Inc.	Noncontrolling Interests	Total Shareholder’s Equity
	Shares	Amount

Shareholders’ Equity, December 31, 2022	66,966	$67	$502,554	$(168,307)	$197	$334,511	$(47,755)	$286,756
Dividends declared	—	—	(60,940)	—	—	(60,940)	—	(60,940)
Common shares issued in lieu of dividends	188	—	8,698	—	—	8,698	—	8,698
Payments for withholding tax and number of shares issued associated with Long-Term Incentive Plan vesting	574	1	(15,265)	—	—	(15,264)	—	(15,264)
Non-cash equity-based compensation and other costs	—	—	16,708	—	—	16,708	—	16,708
Support Payments	—	—	9,821	—	—	9,821	—	9,821
Other comprehensive loss	—	—	—	—	1	1	—	1
Net loss	—	—	—	(116,899)	—	(116,899)	40	(116,859)
Shareholders’ Equity, March 31, 2023	67,728	$68	$461,576	$(285,206)	$198	$176,636	$(47,715)	$128,921

	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Equity Attributable to Enviva Inc.	Noncontrolling Interests	Total Shareholders’ Equity

	Shares	Amount
Shareholders’ Equity, December 31, 2021	61,138	$61	$317,998	$—	$299	$318,358	$(47,694)	$270,664
Dividends declared	—	—	(58,957)	—	—	(58,957)	—	(58,957)
Issuance of common shares, net	4,945	5	333,186	—	—	333,191	—	333,191
Common shares issued in lieu of dividends	110	—	7,839	—	—	7,839	—	7,839
Payments for withholding tax and number of shares issued associated with Long-Term Incentive Plan vesting	366	1	(16,365)	—	—	(16,364)	—	(16,364)
Non-cash equity-based compensation and other costs	—	—	10,235	—	—	10,235	—	10,235
Other comprehensive loss	—	—	—	—	(32)	(32)	—	(32)
Net loss	—	—	—	(45,307)	—	(45,307)	—	(45,307)
Shareholders’ Equity, March 31, 2022	66,559	$67	$593,936	$(45,307)	$267	$548,963	$(47,694)	$501,269
See accompanying notes to condensed consolidated financial statements

ENVIVA INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(116,859)	$(45,307)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	34,674	22,559
Interest expense pursuant to repurchase accounting	40,373	—
Amortization of debt issuance costs, debt premium, and original issue discounts	654	647
Loss on disposal of assets	3,629	901
Non-cash equity-based compensation and other expense	16,708	10,260
Fair value changes in derivatives	(439)	(1,485)
Unrealized loss on foreign currency transactions, net	113	98
Change in operating assets and liabilities:
Accounts and other receivables	39,045	26,328
Prepaid expenses and other current and long-term assets	14,387	(426)
Inventories	(15,027)	(7,733)
Finished goods subject to repurchase accounting	(27,242)	—
Derivatives	438	(125)
Accounts payable, accrued liabilities, and other current liabilities	(42,012)	(28,939)
Deferred revenue	104,094	—
Accrued interest	(15,846)	(12,451)
Other long-term liabilities	(4,818)	(7,250)
Net cash provided by (used in) operating activities	31,872	(42,923)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(72,194)	(53,051)
Payment for acquisition of a business	—	(5,000)
Net cash used in investing activities	(72,194)	(58,051)
Cash flows from financing activities:
Principal payments on senior secured revolving credit facility, net	(280,000)	(172,000)
Proceeds from debt issuance	102,900	—
Principal payments on other long-term debt and finance lease obligations	(12,089)	(4,839)
Cash paid related to debt issuance costs and deferred offering costs	(1,662)	(591)
Support payments received	9,821	—
Proceeds from sale of finished goods subject to repurchase accounting	14,887	—
Proceeds from issuance of Series A convertible preferred shares, net	248,583	—
Proceeds from issuance of Enviva Inc. common shares, net	—	333,615
Cash dividends	(56,556)	(52,037)
Payment for withholding tax associated with Long-Term Incentive Plan vesting	(15,265)	(16,364)
Net cash provided by financing activities	10,619	87,784
Net decrease in cash, cash equivalents, and restricted cash	(29,703)	(13,190)
Cash, cash equivalents, and restricted cash, beginning of period	251,077	18,518
Cash, cash equivalents, and restricted cash, end of period	$221,374	$5,328
See accompanying notes to condensed consolidated financial statements.

ENVIVA INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Non-cash investing and financing activities:
Property, plant, and equipment acquired included in accounts payable and accrued liabilities	$(108)	$9,534
Supplemental information:
Interest paid, net of capitalized interest	$38,899	$21,612
See accompanying notes to condensed consolidated financial statements.

ENVIVA INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except number of shares or units, per share, and unless otherwise noted)
(1) Description of Business and Basis of Presentation
Enviva Inc. supplies utility-grade wood pellets primarily to major power generators under long-term, take-or-pay off-take contracts. We procure wood fiber and process it into utility-grade wood pellets and load the finished wood pellets into railcars, trucks, and barges for transportation to deep-water marine terminals, where they are received, stored, and ultimately loaded onto oceangoing vessels for delivery to our customers principally in the United Kingdom (the “U.K.”), the European Union (the “EU”), and Japan.
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
Unaudited Financial Statements
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
The unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2022, which include the names of legal entities that are our subsidiaries and which also include defined terms used in the unaudited financial statements.
Reclassification
Certain prior year amounts have been reclassified from operating lease liabilities to other long-term liabilities to conform to current period presentation on the consolidated statements of cash flows.
(2) Significant Accounting Policies
During interim periods, we follow the accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
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

ENVIVA INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share, and unless otherwise noted)
(3) Revenue
See Note 3, Revenue to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022.
Performance Obligations
As of March 31, 2023, the aggregate amount of consideration from contracts with customers allocated to the performance obligations that were unsatisfied or partially satisfied was approximately $19.1 billion. This amount excludes forward prices related to variable consideration including inflation, foreign currency, and commodity prices. Also, this amount excludes the effects of the related foreign currency derivative contracts as they do not represent contracts with customers. We expect to recognize approximately 5.0% of our remaining performance obligations during the remainder of 2023, an additional 8.0% in 2024, and the balance thereafter. Our off-take contracts expire at various times through 2045 and our terminal services contract with a customer expires in 2023.
Variable Consideration
For the three months ended March 31, 2023, product sales revenue was increased by an insignificant amount related to performance obligations satisfied in previous periods. For the three months ended March 31, 2022, we recognized $0.3 million of product sales revenue related to performance obligations satisfied in previous periods. There was no variable consideration from our terminal services contract for the three months ended March 31, 2023 and 2022.
Contract Balances
Accounts receivable related to product sales as of March 31, 2023 and December 31, 2022 were $108.7 million and $160.4 million, respectively. Of these amounts, $89.3 million and $136.1 million, as of March 31, 2023 and December 31, 2022 respectively, related to amounts that were not yet billable under our contracts with customers pending finalization of prerequisite billing documentation. The amounts that had not been billed are billed upon receipt of prerequisite billing documentation, where substantially all is typically billed one to two weeks after full loading of the vessel, and where the remaining balance is typically billed one to two weeks after discharge of the vessel. Accounts receivable also included $20.1 million and $9.4 million, as of March 31, 2023 and December 31, 2022 respectively, related to distribution costs recoverable from the customer through the cost pass-through mechanism where the costs and their recovery are included in cost of goods sold.
Customer Assets
As of March 31, 2023, the balance of the customer assets is $141.6 million, which relate to payments we paid, or will pay, to customers in exchange for rescheduling and/or re-pricing our take-or-pay agreements.
During the three months ended March 31, 2023, we agreed to pay an additional $5.2 million to certain customers with whom we have long-term, take-or-pay off-take contracts. Additionally, $3.5 million was amortized as a reduction to product sales revenue. We had no amortization during the three months ended March 31, 2022. The asset has been tested for recoverability, which involves a comparison of the contract price we expect to receive under the related take-or-pay agreement, reduced by the amortization of the contract asset, compared to our expected costs to produce, procure and deliver the volumes specified in the contract. The expected costs of producing volumes in the future require estimates, including estimates of manufacturing throughput volumes and future energy, fiber, shipping, distribution, and overhead costs. Actual results could be different than these estimates, and our estimates could change in the future based upon new facts and circumstances and could result in these assets no longer being recoverable.
Our obligation to make future payments under the terms of our modified agreements as of March 31, 2023, included $36.8 million in customer liabilities and $24.8 million in other long-term liabilities, and as of December 31, 2022, included $75.2 million in customer liabilities and $26.4 million in other long-term liabilities.
Repurchase Accounting
During the three months ended December 31, 2022, we entered into various agreements to sell and purchase wood pellets with an existing customer through 2025 at a fixed price per metric ton (“MT”). Under these agreements, the quantities we agreed to purchase exceeded the quantities we agreed to sell. Under the revenue accounting standard, these sale and purchase agreements were combined with existing sale agreements because the 2022 agreements were entered into at or near the same time with the same customer and were negotiated as a package with a single commercial objective. We accounted for the

ENVIVA INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share, and unless otherwise noted)
combined contract as a modification of the existing enforceable rights and obligations of our long-term, take-or-pay off-take contracts with the same customer. The contact modification was considered to be the termination of the existing contract and the creation of a new contract. We allocated the total remaining transaction price (which includes any additional transaction price from the modification) to the remaining quantities to be transferred under the modified contract. As of March 31, 2023 and December 31, 2022, we had $73.7 million and $72.7 million, respectively, of deferred revenue for consideration received from the customer in excess of the amounts allocated to the wood pellets transferred to that customer under the modified contract.
Under the repurchase agreement requirements in the revenue standard, the wood pellets subject to repurchase were accounted for as a financing arrangement because the purchase prices exceed the original selling prices of the wood pellets under the modified contract. As a result, we recognized a financial liability for an amount equal to the selling prices of the wood pellets under the modified contract. Over the period between when volumes are delivered to this customer and when corresponding volumes are purchased from this customer, the difference between the selling price of the wood pellets under the modified contract and the contractual purchase price will be recognized as interest expense with a corresponding increase to the financial liability. During the three months ended March 31, 2023, the product delivered under the modified contract recognized as an increase to the financial liability was $28.7 million and interest expense of $40.4 million was recognized as an increase to the financial liability. The financial liability including interest expense classified as a current liability as of March 31, 2023 and December 31, 2022 was $180.9 million and $111.9 million, respectively. The financial liability was classified as a current liability as the repurchases corresponding to the volumes delivered are expected to all occur in 2023.
Under repurchase accounting as a financing arrangement, we continued to recognize the volumes delivered as finished goods inventory at a carrying value of $120.3 million and $95.3 million as of March 31, 2023 and December 31, 2022, respectively, which include all costs directly incurred in bringing those delivered volumes to their existing location. When the future volumes are purchased and sold to different customers, the product sales recognized will be based on the finished goods inventory cost of the previously delivered volumes, not the repurchase price. During the three months ended March 31, 2023, the finished goods inventory carrying cost was impacted by an impairment expense of $2.3 million resulting from the cost exceeding the estimated net realizable value.
Contract Modification
During the three months ended March 31, 2023, we received $100.0 million from a customer to modify a long-term off-take contract. Also, in connection with the contract modification we agreed to narrow the specifications of the wood pellets delivered under the long-term off-take contract in return for an increase in the contract price per MT. The prepayment of the $100.0 million will be amortized against the increase of the contract sale price per MT and recognized as deliveries are made through 2039.
As of March 31, 2023, $7.1 million was included in short-term deferred revenue and $92.5 million was included in long-term deferred revenue.
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
One rail service provider transports wood pellet production for four of our ten production plants to the applicable terminal. Labor strikes or other disruptions to rail service could materially impact our ability to transport our finished products to port for delivery to customers.
In addition to pellets sold from our own production, we procure wood pellets from third parties to resell under our long-term off-take arrangements and other sales agreements. During the three months ended March 31, 2023 and 2022, we purchased approximately $13.8 million and $9.4 million, respectively, of wood pellets under long-term contracts with third parties. For the three months ended March 31, 2023, our four largest suppliers of wood pellets purchased represented 28%, 28%, 15%, and 15% of these purchases.

ENVIVA INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share, and unless otherwise noted)
Our product sales are primarily to industrial customers located in the U.K., Denmark, Japan, Belgium, and the Netherlands. Product sales to third-party customers that accounted for 10% or a greater share of consolidated product sales were as follows:

	Three Months Ended March 31,
	2023	2022
Customer A	38%	22%
Customer B	10%	3%
Customer C	10%	18%
Customer D	8%	15%
Customer E	—%	19%
Customer G	13%	8%
(5) Inventories
Inventories consisted of the following as of:

	March 31, 2023	December 31, 2022
Raw materials and work-in-process	$21,935	$23,272
Consumable tooling	31,045	28,548
Finished goods on hand	12,427	11,794
Finished goods subject to repurchase accounting	120,339	95,270
Total inventories	$185,746	$158,884
(6) Property, Plant, and Equipment, net
Property, plant, and equipment, net consisted of the following as of:

	March 31, 2023	December 31, 2022
Land	$26,491	$26,491
Land improvements	77,380	77,126
Buildings	449,305	440,894
Machinery and equipment	1,329,796	1,299,385
Vehicles	10,222	9,667
Furniture and office equipment	31,482	27,064
Leasehold improvements	23,409	23,409
Property, plant, and equipment	1,948,085	1,904,036
Less accumulated depreciation	(545,414)	(513,876)
Property, plant, and equipment, net	1,402,671	1,390,160
Construction in progress	195,872	194,715
Total property, plant, and equipment, net	$1,598,543	$1,584,875
Total capitalized interest related to construction in progress and depreciation expense were as follows:

	Three Months Ended March 31,
	2023	2022
Capitalized interest related to construction in progress	$4,623	$5,850
Depreciation expense	34,959	22,725

ENVIVA INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share, and unless otherwise noted)
(7) Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following as of:

	March 31, 2023	December 31, 2022
Accrued expenses - compensation and benefits	$11,554	$11,942
Accrued expenses - wood pellet purchases and distribution costs	35,673	49,615
Accrued expenses - operating costs and expenses	54,329	51,122
Accrued capital expenditures	8,133	10,960
Other accrued expenses and other current liabilities	23,706	22,858
Accrued and other current liabilities	$133,395	$146,497
(8) Long-Term Debt and Finance Lease Obligations
Long-term debt and finance lease obligations at carrying value consisted of the following as of:

	March 31, 2023	December 31, 2022
2026 Notes, net of unamortized discount, premium, and debt issuance costs of $1.9 million and $2.0 million as of March 31, 2023 and December 31, 2022, respectively	$748,141	$747,991
Senior secured credit facility - revolving credit borrowings	156,000	436,000
Senior secured credit facility - term loan, net of unamortized discount and debt issuance costs of $3.7 million and $0.0 million as of March 31, 2023 and December 31, 2022, respectively	101,032	—
Epes Tax-Exempt Green Bond, net of unamortized discount and debt issuance costs of $4.3 million and $4.3 million as of March 31, 2023 and December 31, 2022, respectively	245,697	245,727
Bond Tax-Exempt Green Bonds, net of unamortized discount and debt issuance costs of $2.1 million and $2.0 million as of March 31, 2023 and December 31, 2022, respectively	97,939	98,004
New Markets Tax Credit loans, net of unamortized discount and debt issuance costs of $2.5 million and $2.6 million as of March 31, 2023 and December 31, 2021, respectively	28,910	28,791
Seller Note, net of an insignificant amount of unamortized discount as of December 31, 2022(1)	—	8,705
Other loans	5,195	5,418
Finance leases	25,475	22,123
Total long-term debt and finance lease obligations	1,408,389	1,592,759
Less current portion of long-term debt and finance lease obligations	(15,313)	(20,993)
Long-term debt and finance lease obligations, excluding current installments	$1,393,076	$1,571,766
(1)The outstanding principal of the Seller Note of $8.8 million and an insignificant amount of accrued interest were repaid in full at maturity in February 2023.
The estimated carrying amount and fair value of long-term debt as of March 31, 2023 was $1.4 billion and $1.2 billion, respectively and as of December 31, 2022 was $1.6 billion and $1.5 billion, respectively.
As of March 31, 2023 and December 31, 2022, we were in compliance with the covenants and restrictions associated with, and no events of default existed under, the loan and indenture agreements governing the 2026 Notes, senior secured credit facility, new markets tax credit loans, Epes Tax-Exempt Green Bonds, and Bond Tax-Exempt Green Bonds, each of which is described in more detail in Note 12, Long-Term Debt and Finance Lease Obligations to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022.
2026 Notes
The 2026 Notes are guaranteed jointly and severally on a senior unsecured basis by most of our existing subsidiaries and may be guaranteed by certain future restricted subsidiaries.

ENVIVA INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share, and unless otherwise noted)
Senior Secured Credit Facility
In January 2023, under our senior secured credit facility, we entered into a senior secured term loan facility providing for $105.0 million principal amount, maturing in June 2027. Borrowing rates are variable and calculated as the Secured Overnight Financing Rate plus 4.00% per annum. We used the proceeds to repay revolver borrowings under our senior secured revolving credit facility and pay fees and costs.
Our obligations under the senior secured credit facility are guaranteed by certain of our subsidiaries and secured by liens on substantially all of our assets; however, the senior secured credit facility is not guaranteed by Enviva Wilmington Holdings, LLC or Enviva Pellets Epes, LLC, or secured by liens on their assets.
As of March 31, 2023 and December 31, 2022, we had $413.0 million and $133.0 million, respectively, available under our senior secured revolving credit facility, net of $1.0 million and $1.0 million, respectively, of letters of credit outstanding.
(9) Income Taxes
Our provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective tax rate for the three months ended March 31, 2023 and 2022 was 0.0%. The effective tax rate was primarily due to the full valuation allowance against the net deferred tax asset.
(10) Mezzanine Equity
On February 28, 2023, the Company and certain accredited investors (the “Investors”), entered into subscription agreements (the “Subscription Agreements”) to sell shares of Series A Preferred Stock of the Company, par value $0.001 per share (“Preferred Shares”) in a private placement (the “Private Placement”). The Private Placement priced at the official closing price of the New York Stock Exchange on March 1, 2023, which was $37.71. On March 20, 2023, we closed the Private Placement and issued 6,605,671 Preferred Shares and received gross proceeds of $249.1 million. We incurred $0.5 million of issuance costs and intend to use the net proceeds of $248.6 million to fund our growth capital program and for general corporate purposes. We initially used the net proceeds to repay borrowings under our senior secured revolving credit facility.
Each Preferred Share is convertible into one share of common stock of the Company, par value $0.001 per share, subject to adjustment for any stock dividends, splits, combinations, and similar events, and will automatically convert into common stock upon shareholder approval of the conversion by a majority of the votes cast, which is expected to be obtained on or before June 15, 2023. The Subscription Agreements contain customary representations, warranties, and covenants of the Company and the Investors, including an agreement by the Company to seek shareholder approval of the issuance of common stock to the Investors. On February 28, 2023, the Investors entered into a voting agreement, pursuant to which they agreed to vote shares of common stock held by them in favor of the conversion.
The Preferred Shares are redeemable only upon the occurrence of a deemed liquidation event where the holders would be entitled to receive cash or the value of the property, rights or securities paid or distributed to such holders by the Company or the acquiring person, firm or other entity. Effecting a deemed liquidation event would require approval of the board of directors of the Company (the “Board) and the holders control the Board. As the occurrence of a deemed liquidation event is not solely within our control, the Preferred Shares are presented as mezzanine equity. As the Preferred Shares are not currently redeemable or probable of becoming redeemable, their balance continues to be recorded at their gross proceeds, net of their issuance costs.
The holders of the Preferred Shares are entitled to participate equally and ratably with the holders of the common stock in all dividends or other distributions on the shares of common stock. The Preferred Shares rank senior in preference and priority to all classes or series of common stock with respect to dividend rights and rights upon liquidation, dissolution, or winding up of the Company. As the Preferred Shares do not share in our losses, no adjustment was required to our net loss per common share.
On March 20, 2023, in connection with the closing of the Private Placement, the Company and Investors entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company agreed to file and maintain a registration statement with respect to the resale of the shares of common stock issuable upon conversion of the Preferred Shares on the terms set forth therein. The Registration Rights Agreement also provides certain Investors with customary piggyback registration rights.

ENVIVA INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share, and unless otherwise noted)
(11) Shareholders’ Equity
Dividend Reinvestment
Pursuant to a dividend reinvestment plan with respect to a portion of the shares of common stock held by our former sponsor, we issued 188,321 shares of common stock in lieu of cash dividends of $8.7 million during the three months ended March 31, 2023 and 110,387 shares of common stock in lieu of cash dividends of $7.8 million during the three months ended March 31, 2022. See Note 15, Equity - Simplification Transaction to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022.
Cash Dividends
During the three months ended March 31, 2023, we declared dividends of $0.905 per common share totaling $60.9 million. During the three months ended March 31, 2022, we declared dividends of $0.86 per common share totaling $59.0 million.
(12) Equity-Based Awards
Enviva Inc. Long-Term Incentive Plan (“LTIP”)
Employee Awards
The following table summarizes information regarding restricted stock unit awards (the “Employee Awards”) under the LTIP:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units		Total Employee Awards Restricted Stock Units
	Units	Weighted-Average Grant Date Fair Value (per unit)(1)	Units	Weighted-Average Grant Date Fair Value (per unit)(1)	Units	Weighted-Average Grant Date Fair Value (per unit)(1)
Nonvested December 31, 2022	751,603	$61.19	546,169	$52.17	1,297,772	$57.39
Granted	658,659	$42.91	172,397	$47.27	831,056	$43.81
Forfeitures	(10,208)	$52.03	(5,963)	$55.79	(16,171)	$53.41
Vested	(359,448)	$39.81	(82,514)	$43.43	(441,962)	$40.49
Nonvested March 31, 2023	1,040,606	$51.10	630,089	$51.55	1,670,695	$51.27
(1) Determined by dividing the aggregate grant date fair value of awards by the number of units.
During the three months ended March 31, 2023, we issued a one-time discretionary equity-based award to our employees. We issued 272,906 common shares to 487 employees and recognized non-cash equity-based compensation expense of $8.4 million associated with the common shares issued.
The unrecognized estimated non-cash equity-based compensation expense relating to outstanding Employee Awards as of March 31, 2023 was $55.4 million, which will be recognized over the remaining vesting period.
Director Awards
The following table summarizes information regarding restricted stock unit awards to independent directors of the Company under the LTIP:

	Time-Based Restricted Stock Units
	Units	Weighted-Average Grant Date Fair Value (per unit)(1)
Nonvested December 31, 2022	18,729	$72.07
Granted	34,167	$45.48
Vested	(18,729)	$72.07
Nonvested March 31, 2023	34,167	$45.48
(1) Determined by dividing the aggregate grant date fair value of awards by the number of units.

ENVIVA INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share, and unless otherwise noted)
Restricted Shares
Certain employees previously received Series B units of our former sponsor that were intended to constitute “profits interests” as defined by the Internal Revenue Service that, due to the Simplification Transaction, converted to common shares of the Company. The common shares subject to restriction have had or will have their restrictions released as follows: one-third on each of December 31, 2022, 2023, and 2024. The unrecognized estimated non-cash equity-based compensation and other expense relating to outstanding common shares subject to restriction as of March 31, 2023 was $20.0 million, which will be recognized over the remaining vesting period.
(13) Net Loss per Enviva Inc. Common Share
We use the two-class method to calculate basic and diluted earnings per common share which requires earnings per share for each class of stock. Net loss attributable to common shareholders is increased for dividend equivalent rights paid on time-based restricted stock units during the period. Series A preferred stock does not share in a proportionate allocation of undistributed losses as it has no contractual obligation to share in losses of the Company.
Net loss per basic and diluted Enviva Inc. common share were computed as follows:

	Three Months Ended March 31,
	2023	2022
Net loss attributable to Enviva Inc.	$(116,899)	$(45,307)
Dividend equivalent rights paid on time-based restricted stock units	(854)	(962)
Net loss attributable to Enviva Inc. common stockholders	$(117,753)	$(46,269)
Weighted average shares outstanding - basic and diluted	67,363	65,028
Net loss per common share - basic and diluted	$(1.75)	$(0.71)
(14) Subsequent Event
On May 2, 2023, our Board adopted a program for the possible opportunistic repurchase of up to $100.0 million of our common stock. Purchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise. The manner, timing, and amount of any purchases will be determined based on our evaluation of market conditions, stock price, compliance with outstanding agreements and other factors, may be commenced or suspended at any time without notice and does not obligate the Company to purchase shares during any period or at all.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise stated or the context otherwise indicates, “we,” “us,” “our,” or the “Company” refer to Enviva Inc. and its subsidiaries. References to “our former sponsor” refer to Enviva Holdings, LP and to “our former General Partner” refer to Enviva Partners GP, LLC, a wholly owned subsidiary of our former sponsor. References to the “Simplification Transaction” refer to the acquisition of our former sponsor and former General Partner on October 14, 2021.
The following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) as filed with the U.S. Securities and Exchange Commission (the “SEC”). Our 2022 Form 10-K contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates. You should also read the following discussion and analysis together with the risk factors set forth in the 2022 Form 10-K, Item 1A. “Risk Factors” and the factors described under “Cautionary Statement Regarding Forward-Looking Information” and Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q for information regarding certain risks inherent in our business.
Basis of Presentation
The following discussion about matters affecting the financial condition and results of operations of the Company should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this report and the audited consolidated financial statements and related notes that are included in the 2022 Form 10-K. Among other things, those financial statements and the related notes include more detailed information regarding the basis of presentation for the following information.
Business Overview
We develop, construct, acquire, and own and operate, fully contracted wood pellet production plants where we aggregate a natural resource, wood fiber, and process it into dry, densified, uniform pellets that can be effectively stored and transported around the world. We primarily sell our wood pellets through long-term, take-or-pay off-take contracts with creditworthy customers in the United Kingdom, the European Union, and Japan, who use our wood pellets to displace coal and other fossil fuels to generate power and heat as part of their efforts to accelerate the energy transition away from conventional energy sources. Our wood pellets meet the criteria put forth by the European Union’s Renewable Energy Directive (“RED II”) which includes biomass in its definition of renewable energy. The wood pellets we produce are viewed by our customers as a critical component of their efforts to reduce life-cycle greenhouse gas emissions in their core energy generation or industrial manufacturing processes and to mitigate the impact of climate change. We believe that our wood pellets also have potential applicability to hard-to-abate sectors as bio-based raw material feedstock to industrial processes formerly provided by fossil fuels where their use could reduce greenhouse gas emissions on a lifecycle basis and to generate process steam and heat in heavy industrial manufacturing like lime, sugar, steel, and cement, and to generate aviation fuels and other liquids.
We own and operate ten plants (collectively, “our plants”) with a combined production capacity of approximately 6.2 million metric tons (“MT”) of wood pellets per year (“MTPY”) in Virginia, North Carolina, South Carolina, Georgia, Florida, and Mississippi, the production of which is fully contracted with a few of our contracts extending well into the 2040s. We export our wood pellets to global markets through our deep-water marine terminal at the Port of Chesapeake, Virginia, terminal assets at the Port of Wilmington, North Carolina and the Port of Pascagoula, Mississippi, and from third-party deep-water marine terminals in Savannah, Georgia, Mobile, Alabama, and Panama City, Florida. In 2022, we commenced construction of our fully contracted wood pellet production plant in Epes, Alabama (the “Epes plant”), which is designed and permitted to produce more than one million MTPY of wood pellets. In addition, in 2022, we commenced the development of a wood pellet production plant in Bond, Mississippi (the “Bond plant”) which is designed to produce more than one million MTPY of wood pellets. In March 2023, we received the construction permit for the Bond plant. All of our facilities are located in geographic regions with low input costs and favorable transportation logistics. Owning these cost-advantaged assets in a rapidly expanding industry provides us with a platform to generate stable cash flows. Our plants are sited in robust fiber baskets providing stable pricing for the low-grade fiber used to produce wood pellets. Our raw materials are byproducts of the sawmilling process or traditional timber harvesting, principally low-value wood materials, such as trees generally not suited for sawmilling or other manufactured forest products, and tree tops and limbs, understory, brush, and slash that are generated in a harvest.
Our primary sales strategy is to fully contract the wood pellet production from our plants under long-term, take-or-pay off-take contracts with a diversified and creditworthy customer base. Our long-term off-take contracts typically provide for fixed-price deliveries that often include provisions that escalate the price over time and provide for other margin protection. For 2023, our production capacity from our wood pellet production plants is contracted under our existing long-term, take-or-pay off-take contracts. In addition to generating durable cash flow from long-term, take-or-pay off-take contracts, we monitor sustained dislocations in the marketplace, and opportunistically transact when pricing dynamics and contract flexibility provide avenues to generate incremental gross margin. These commercial activities are aligned with the terms of many of our off-take contracts, which generally provide us with the opportunity to flex a certain percentage of contracted shipments up or down. That flexibility, enabled by our multi-plant profile and scale, can create opportunities to optimize our gross margin when we sell under short-term contracts in times when spot market prices are elevated or, conversely, to purchase third-party volumes during times when spot market prices are depressed. However, these commercial activities are subject to market dynamics that can vary drastically; as a result, the financial impact of these activities may vary significantly from period to period.
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
Recent Developments
Mezzanine Equity
On February 28, 2023, the Company entered into subscription agreements (the “Subscription Agreements”) with certain accredited investors (the “Investors”) to sell shares of Series A Preferred Stock of the Company, par value $0.001 per share (“Preferred Shares”), in a private placement for gross proceeds of $249.1 million (the “Private Placement”). The Private Placement priced at the official closing price of the New York Stock Exchange on March 1, 2023, which was $37.71. The Company issued 6,605,671 Preferred Shares, effective March 20, 2023, to the Investors pursuant to the Subscription Agreements. Each Preferred Share is convertible into one share of common stock of the Company, par value $0.001 per share, subject to adjustment for any stock dividends, splits, combinations, and similar events, and will automatically convert into common stock upon shareholder approval of the conversion by a majority of the votes cast, which is expected to be obtained on or before June 15, 2023. We incurred $0.5 million of issuance costs and intend to use the net proceeds of $248.6 million to fund our growth capital program and for general corporate purposes. We initially used the net proceeds to repay borrowings under our senior secured revolving credit facility.
Term Loan
In January 2023, under our senior secured credit facility, we entered into a senior secured term loan facility providing for $105.0 million principal amount, maturing in June 2027. Borrowing rates are variable and calculated as the Secured Overnight Financing Rate plus 4.00% per annum. We used the proceeds to repay revolver borrowings under our senior secured credit facility and pay fees and costs.
Mississippi Tornado
In March 2023, a strong tornado touched down in Amory, Mississippi which caused damage to our 115,000 MTPY wood pellet production plant located in Amory, Mississippi (the “Amory plant”). Our other plants and ports in the region were not impacted. We maintain insurance coverage for property damage, inclusive of business interruption and casualty. Operations at the Amory plant have been suspended pending a full review of the damage. Given the small size of the Amory plant relative to the more than six million metric tons of installed production capacity across our portfolio, the impact to customers and to our financial performance is expected to be minimal. During the three months ended March 31, 2023, we recorded in cost of goods sold a $1.2 million impairment of plant assets, inventory, and finished goods which was offset by $1.0 million of insurance recoveries. We continue to assess any temporary impact on our operations.
Product Sales Contracted Backlog
As of April 1, 2023, our total weighted-average remaining term of take-or-pay off-take contracts is approximately 14.0 years, with a total contracted revenue backlog of approximately $23.0 billion. This amount includes forward prices related to variable consideration including inflation, foreign currency, and commodity prices. Also, this amount includes the effects of the related foreign currency derivative contracts.

Factors Impacting Comparability of Our Financial Results
Accounting for Wood Pellets Sale Contracts as a Financing Arrangement (“Deferred Gross Margin Transactions”)
In the fourth quarter of 2022, we entered into agreements with a customer to purchase approximately 1.8 million MT of wood pellets between 2023 and 2025 (the “new purchase agreements”). The new purchase agreements were priced at market prices in effect at the time of the agreements. At that time, we entered into additional wood pellet sales contracts that together with the existing sales contracts totaled approximately 2.8 million MT with deliveries between 2022 and 2026. The customer uses the wood pellets purchased from us in its power generation business and is also one of the largest traders of wood pellets in the world. The purchases from this customer are part of our strategy to secure approximately 15% to 20% of our product sales volumes from third parties, which diversifies sources of product volumes and enables us to ship from additional locations to optimize shipping and delivery optionality.
Under accounting principles generally accepted in the United States (“GAAP”), the new purchase agreements constituted a contract modification. Because the scope of the modification resulted in a net decrease in future sales volumes to the customer, we were required to account for the modification as if we had terminated the existing sale contracts and created a new, single contract. In addition, the new purchase agreements constitute a repurchase agreement under GAAP and are required to be accounted for as a financing arrangement.
During the three months ended March 31, 2023, gross proceeds of $29.7 million received from the sale of 0.1 million MT of wood pellets delivered to the customer were reflected as a financing transaction and deferred revenue on our condensed consolidated balance sheet. During the three months ended March 31, 2023, cost of goods sold of $25.1 million was included in finished good inventory as of March 31, 2023. In addition, during the three months ended March 31, 2023, interest expense of $40.4 million was recorded to financing liabilities based on the difference between the blended sales price and the future purchase price per MT of the pellets subject to repurchase.
As of March 31, 2023, the remaining MT to be sold under the existing sale contracts through 2026 was 2.2 million MT. During the three months ended March 31, 2023, there were no purchases under the new purchase agreements for the purchase of approximately 1.8 million MT between 2023 and 2025.
The cash received from the customer of $14.9 million during the three months ended March 31, 2023 under the existing sale contracts is included in net cash provided by financing activities instead of in cash provided by operating activities.
Increased Borrowing under Senior Secured Credit Facility and Higher Interest Rate
During the three months ended March 31, 2023, compared to the three months ended March 31, 2022, we had higher average amounts borrowed and higher interest rates on our senior secured credit facility.
Inflationary Pressures
Heightened levels of inflation and the potential worsening of macro-economic conditions present risks for the Company, our suppliers and our customers. During the three months ended March 31, 2023, we experienced impacts to our labor rates and suppliers have signaled inflation related cost pressures, which flowed through to our costs and pricing. Although inflation impacted our financial results during the first quarter of 2023, if inflation remains at current levels for an extended period, or increases, and we are unable to successfully mitigate the impact, our costs are likely to increase, resulting in pressure on our profits, margins and cash flows, particularly for existing fixed-price contracts. We are not able to quantify the effects of inflation during the three months ended March 31, 2023. In addition, inflation and the increases in the cost of borrowing from rising interest rates could constrain the overall purchasing power of our customers for our products, in particular in the near term to the extent inflation assumptions are less than current inflationary pressures. Rising interest rates will also increase our borrowing costs on new debt and could affect the fair value of our investments. We remain committed to our ongoing efforts to increase the efficiency of our operations and improve the cost competitiveness and affordability of our products and services, which may, in part, offset cost increases from inflation.
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
Adjusted Gross Margin and Adjusted Gross Margin per Metric Ton
We define adjusted gross margin as gross margin excluding loss on disposal of assets and impairment of assets, non-equity-based compensation and other expense, depreciation and amortization, changes in unrealized derivative instruments related to hedged items, acquisition and integration costs and other, effects of COVID-19 and the war in Ukraine, and Support Payments. We define adjusted gross margin per metric ton as adjusted gross margin per metric ton of wood pellets sold. We believe adjusted gross margin and adjusted gross margin per metric ton are meaningful measures because they compare our revenue-generating activities to our cost of goods sold for a view of profitability and performance on a total-dollar and a per-metric ton basis. Adjusted gross margin and adjusted gross margin per metric ton primarily will be affected by our ability to meet targeted production volumes and to control direct and indirect costs associated with procurement and delivery of wood fiber to our wood pellet production plants and our production and distribution of wood pellets.
Adjusted EBITDA
We define adjusted EBITDA as net income (loss) excluding depreciation and amortization, total interest expense, income tax expense (benefit), early retirement of debt obligation, non-cash equity-based compensation and other expense, loss on disposal of assets and impairment of assets, changes in unrealized derivative instruments related to hedged items, acquisition and integration costs and other, effects of COVID-19 and the war in Ukraine, Support Payments, and Executive separation. Adjusted EBITDA is a supplemental measure used by our management and other users of our financial statements, such as investors, commercial banks, and research analysts, to assess the financial performance of our assets without regard to financing methods or capital structure.
Limitations of Non-GAAP Financial Measures
Adjusted net income (loss), adjusted gross margin, adjusted gross margin per metric ton, and adjusted EBITDA are not financial measures presented in accordance with GAAP. We believe that the presentation of these non-GAAP financial measures provides useful information to investors in assessing our financial condition and results of operations. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measures. Each of these non-GAAP financial measures has important limitations as an analytical tool because they exclude some, but not all, items that affect the most directly comparable GAAP financial measures. You should not consider adjusted net income (loss), adjusted gross margin, adjusted gross margin per metric ton, or adjusted EBITDA in isolation or as substitutes for analysis of our results as reported in accordance with GAAP.
Our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility. Please see below for a reconciliation of each of adjusted net income (loss), adjusted gross margin and adjusted gross margin per metric ton, and adjusted EBITDA to the most directly comparable GAAP financial measure.

Results of Operations
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

	Three Months Ended March 31,		Change
	2023	2022
	(in thousands)
Product sales	$260,248	$230,912	$29,336
Other revenue	8,834	2,070	6,764
Net revenue	269,082	232,982	36,100
Cost of goods sold, excluding items below	253,215	211,036	42,179
Loss on disposal of assets	3,629	901	2,728
Selling, general, administrative, and development expenses	30,954	33,691	(2,737)
Depreciation and amortization	34,674	22,559	12,115
Total operating costs and expenses	322,472	268,187	54,285
Loss from operations	(53,390)	(35,205)	(18,185)
Interest expense	(23,393)	(9,970)	(13,423)
Interest expense on repurchase accounting	(40,373)	—	(40,373)
Total interest expense	(63,766)	(9,970)	(53,796)
Other income (expense), net	309	(116)	425
Net loss before income taxes	(116,847)	(45,291)	(71,556)
Income tax expense	12	16	(4)
Net loss	$(116,859)	$(45,307)	$(71,552)
Net revenue
Revenue related to product sales for wood pellets produced or procured by us increased to $260.2 million in the three months ended March 31, 2023 from $230.9 million in the three months ended March 31, 2022. The $29.3 million, or 13%, increase was primarily attributable to a 4% increase in average sale price per MT and a 9% increase in product sales volumes for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. Product sales exclude the gross proceeds of $29.7 million related to the sale of approximately 0.1 million MT of wood pellets in the first quarter of 2023 pursuant to the Deferred Gross Margin Transactions (see above, “Contracts as a Financing Arrangement (“Deferred Gross Margin Transactions”)”).
Other revenue for the three months ended March 31, 2023 and 2022 included $6.7 million and $0.8 million, respectively, in payments to us for adjusting deliveries under our take-or-pay off-take contracts, which otherwise would have been included in product sales and which was recognized under a breakage model based on when the pellets would have been loaded.
Cost of goods sold
Cost of goods sold increased to $253.2 million for the three months ended March 31, 2023 from $211.0 million for the three months ended March 31, 2022, an increase of $42.2 million, or 20%. The increase in cost of goods sold was primarily a result of a 9% increase in product sales volumes and incremental fiber procurement, plant operating, and shipping costs. The increase in shipping costs is primarily due to the increase in product sales volumes to our customers in Japan. The cost of goods sold exclude $25.1 million inclusive of depreciation and amortization of approximately $2.2 million, which are reflected as inventory in connection with the Deferred Gross Margin Transactions (see above, “Accounting for Wood Pellets Sale Contracts as a Financing Arrangement”). During the three months ended March 31, 2022, the Omicron variant of COVID-19 significantly impacted our operations and resulted in $13.9 million of incremental costs and the war in Ukraine impacted our operations and resulted in $5.1 million of incremental costs.

Adjusted gross margin and adjusted gross margin per metric ton

	Three Months Ended March 31,		Change
	2023	2022
	(in thousands, except per metric ton)
Reconciliation of gross margin to adjusted gross margin and adjusted gross margin per metric ton:
Gross margin(1)	$(20,735)	$(261)	$(20,474)
Loss on disposal of assets and impairment of assets	3,797	901	2,896
Non-cash equity-based compensation and other expense	3,255	734	2,521
Depreciation and amortization	32,973	21,306	11,667
Changes in unrealized derivative instruments	(2)	(1,610)	1,608
Acquisition and integration costs and other	—	2,801	(2,801)
Effects of COVID-19	—	13,942	(13,942)
Effects of the war in Ukraine	—	5,051	(5,051)
Support Payments	2,050	7,849	(5,799)
Adjusted gross margin	$21,338	$50,713	$(29,375)
Metric tons sold	1,190	1,096	94
Adjusted gross margin per metric ton	$17.93	$46.27	$(28.34)
(1)Gross margin is defined as net revenue less cost of goods sold (including related depreciation and amortization and loss on disposal of assets).
We earned adjusted gross margin of $21.3 million, or $17.93 per MT, for the three months ended March 31, 2023 compared to $50.7 million, or $46.27 per MT, for the three months ended March 31, 2022. The decrease in adjusted gross margin was primarily due to the aforementioned increase in cost of goods sold during the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Selling, general, administrative, and development expenses
Selling, general, administrative, and development expenses were $31.0 million and $33.7 million for the three months ended March 31, 2023 and 2022, respectively. The $2.7 million decrease in total selling, general, administrative, and development expenses is primarily due to acquisition and integration costs and other of $8.0 million during the three months ended March 31, 2022, versus none during the three months ended March 31, 2023, partially offset by an increase of $2.3 million in non-cash equity-based compensation expense due primarily to a one-time discretionary equity-based award to our employees and an increase of $2.6 million in professional services during the three months ended March 31, 2023.
Depreciation and amortization
Depreciation and amortization expense were $34.7 million and $22.6 million for the three months ended March 31, 2023 and 2022, respectively, primarily due to the Lucedale plant, Pascagoula terminal, and expansion assets placed in service since March 31, 2022.
Total interest expense
We incurred $63.8 million and $10.0 million of total interest expense during the three months ended March 31, 2023 and 2022, respectively. The increase in total interest expense from the prior year was primarily attributable to $40.4 million interest expense associated with the Deferred Gross Margin Transaction, increased borrowings and higher interest rates under our senior secured revolving credit facility, and interest expense on the new markets tax credit loans outstanding only during the three months ended March 31, 2023 and due to decreased capitalized interest related to the construction in progress primarily due to the Lucedale plant, Pascagoula terminal, and expansion assets place in service since March 31, 2022.
Income tax
We recorded an insignificant income tax expense for the three months ended March 31, 2023 and 2022.

Adjusted net loss

	Three Months Ended March 31,		Change
	2023	2022
	(in thousands)
Reconciliation of net loss to adjusted net loss:
Net loss	$(116,859)	$(45,307)	$(71,552)
Acquisition and integration costs and other	—	10,778	(10,778)
Effects of COVID-19	—	15,189	(15,189)
Effects of the war in Ukraine	—	5,051	(5,051)
Support Payments	2,050	7,849	(5,799)
Adjusted net loss	$(114,809)	$(6,440)	$(108,369)
Adjusted EBITDA

	Three Months Ended March 31,		Change
	2023	2022
	(in thousands)
Reconciliation of net loss to adjusted EBITDA:
Net loss	$(116,859)	$(45,307)	$(71,552)
Add:
Depreciation and amortization	34,674	22,559	12,115
Total interest expense	63,766	9,970	53,796
Income tax expense	12	16	(4)
Non-cash equity-based compensation and other expense	16,006	11,154	4,852
Loss on disposal of assets and impairment of assets	3,797	901	2,896
Changes in unrealized derivative instruments	(2)	(1,610)	1,608
Acquisition and integration costs and other	—	10,778	(10,778)
Effects of COVID-19	—	15,189	(15,189)
Effects of the war in Ukraine	—	5,051	(5,051)
Support Payments	2,050	7,849	(5,799)
Adjusted EBITDA	$3,444	$36,550	$(33,106)
We generated adjusted EBITDA of $3.4 million for the three months ended March 31, 2023 compared to $36.6 million for the three months ended March 31, 2022. The $33.1 million decrease was primarily attributable to the factors described above under the headings “Adjusted gross margin and adjusted gross margin per metric ton” and “Selling, general, administrative, and development expenses.”
Liquidity and Capital Resources
Overview
Our primary sources of liquidity include cash and restricted cash balances, cash generated from operations, availability under our senior secured revolving credit facility and, from time to time, debt and equity offerings. Our primary liquidity needs are to fund working capital, service our debt, invest in maintenance capital expenditures, expansion and optimization of our plants, and greenfield construction projects, or, secondarily, where determined in the discretion of the board of directors of the Company (the “Board”), to pay dividends or repurchase our common stock. We may, pursuant to the current or a future Board authorization, repurchase our common shares when management believes that they are attractively priced. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, and other factors.
We believe cash on hand, cash generated from our operations and the availability of our senior secured revolving credit facility will be sufficient to meet our primary liquidity requirements. However, future capital expenditures, such as expenditures made in relation to acquisitions of plants or terminals, plant development and/or plant expansion projects, and other cash requirements could be higher than we currently expect as a result of various factors. We regularly monitor market conditions, and our liquidity needs and from time to time may raise additional funds through debt or equity financing, through private investments in the Company, or through other financing opportunities. Additionally, our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive, and other factors beyond our control.
Our liquidity as of March 31, 2023, which included cash on hand and availability under our $570.0 million senior secured revolving credit facility, was $634.4 million.
Cash Dividends
During the three months ended March 31, 2023, we declared dividends of $0.905 per common share totaling $60.9 million. The Board has evaluated the Company’s business strategy and opportunities and has determined to not pay dividends at this time and to focus our financial resources primarily on increasing our asset base through organic growth primarily on construction of greenfield facilities and expansion and optimization of our plants as well as inorganic growth through acquisitions. Our Board may decide to pay regular cash dividends to holders of our common stock in the future at their sole discretion. Our Board’s determination with respect to any such dividends, including the record date, the payment date, and the actual amount of the dividend, will depend upon our results of operations, financial condition, liquidity, capital requirements, contractual restrictions, restrictions imposed by applicable law, and other factors that the Board deems relevant at the time of such determination.
Stock Repurchase Program
On May 2, 2023, our Board adopted a program for the possible opportunistic repurchase of up to $100.0 million of our common stock. Purchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise. The manner, timing, and amount of any purchases will be determined based on our evaluation of market conditions, stock price, compliance with outstanding agreements and other factors, may be commenced or suspended at any time without notice and does not obligate the Company to purchase shares during any period or at all.
Capital Requirements
We operate in a capital-intensive industry, which requires significant investments to develop and construct new production and terminal facilities and maintain and upgrade our existing facilities. Our capital requirements primarily have consisted, and we anticipate will continue to consist, of the following:
•Maintenance capital expenditures, which are cash expenditures incurred to maintain our long-term operating income or operating capacity. These expenditures typically include certain system integrity, compliance, and safety improvements; and
•Growth capital expenditures, which are cash expenditures we expect will increase our operating income or operating capacity over the long term. Growth capital expenditures include acquisitions or construction of new capital assets, including new plants and ports, or capital improvements such as expansions to or improvements on our existing capital assets as well as projects intended to extend the useful life of assets.
The classification of capital expenditures as either maintenance or growth is made at the individual asset level during our budgeting process and as we approve, execute, and monitor our capital spending.
We plan to invest $365.0 million to $415.0 million in capital expenditures in 2023. Of that amount, we expect to invest (1) $295.0 million to $325.0 million primarily on the development and construction of the Epes and Bond plants, (2) $50.0 million to $70.0 million primarily on expansion and optimization of our plants, and (3) $20.0 million on maintenance capital expenditures. During the three months ended March 31, 2023, we have invested $72.2 million in capital expenditures.
Our current financing strategy is to fund acquisitions and construction activities with a combination of cash from operations and debt.

Cash Flows
The following table sets forth a summary of our net cash flows from operating, investing and financing activities for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$31,872	$(42,923)
Net cash used in investing activities	(72,194)	(58,051)
Net cash provided by financing activities	10,619	87,784
Net decrease in cash, cash equivalents, and restricted cash	$(29,703)	$(13,190)
Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities was $31.9 million and net cash used in operating activities was $42.9 million for the three months ended March 31, 2023 and 2022, respectively. The $74.8 million increase in net cash provided by operating activities was primarily due to an increase of $104.1 million in deferred revenue, partially offset by a decrease of $27.2 million related to an increase in finished goods inventory subject to repurchase accounting.
Cash Used in Investing Activities
Net cash used in investing activities was $72.2 million and $58.1 million for the three months ended March 31, 2023 and 2022, respectively. The $14.1 million increase in cash used in investing activities during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to the timing of construction of the Epes plant and on various expansion projects.
Cash Provided by Financing Activities
Net cash provided by financing activities was $10.6 million and $87.8 million for the three months ended March 31, 2023 and 2022, respectively. The $77.2 million decrease in net cash provided by financing activities during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily attributable to the proceeds from the common stock offering in the three months ended March 31, 2022, which were partially offset by the proceeds from the preferred stock offering in the three months ended March 31, 2023.
Off‑Balance Sheet Arrangements
As of March 31, 2023, we did not have any off‑balance sheet arrangements.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates, and assumptions that affect the amounts reported in our unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. We provide expanded discussion of our significant accounting policies, estimates, and judgments in our Annual Report on Form 10‑K for the year ended December 31, 2022. We believe these accounting policies reflect our significant estimates and assumptions used in preparation of our financial statements. There have been no significant changes to our critical accounting policies and estimates since December 31, 2022.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our exposure to market risk as disclosed in our 2022 Form 10-K for the year ended December 31, 2022.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Enviva’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023, because of the material weakness in our internal control over financial reporting described in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A of Part II of our Annual Report on our 2022 Form 10-K.
Remediation Plan for the Material Weakness
We evaluated the material weakness and have begun developing and implementing a plan of remediation to strengthen our internal controls related to the customer assets recoverability testing process. We will continue to review, revise, and improve the effectiveness of our internal controls, including taking the following steps to remediate our material weakness:
•Enhance the level of precision at which our internal controls over financial reporting relating to customer asset recoverability assessments are performed and
•Improve our documentation to strengthen the support for the judgments applied in the recoverability analyses
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
On November 3, 2022, a putative securities class action lawsuit was filed in federal district court in the District of Maryland against Enviva, John Keppler, and Shai Even. On April 3, 2023, the lead plaintiff filed its amended complaint adding Jason E. Paral, Michael A Johnson, Jennifer Jenkins, Don Calloway, and a number of underwriters of the Company’s stock offering made pursuant to the Company’s registration statement and prospectus dated January 19, 2022 as named defendants. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder as well as Sections 11 and 15 of the Securities Act based on allegations that the Company made materially false and misleading statements regarding the Company’s business, operations, and compliance policies, particularly relating to its ESG practices. Specifically, the lawsuit alleges that the Company’s statements were misleading as to the environmental sustainability of the Company’s wood pellet production and procurement and the impact such statements would have on the Company’s financials and growth potential. The lawsuit seeks unspecified damages, equitable relief, interest and costs, and attorneys’ fees. Enviva’s motion to dismiss the amended complaint is due on June 2, 2023. Enviva has insurance coverage that, we believe, will cover some or all of its liabilities related to the defense of this matter. However, litigation is inherently uncertain and we cannot be certain that our coverage will be adequate for liabilities actually incurred. Enviva believes the case is without merit and intends to vigorously defend the matter.
Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we do not believe that we are a party to any litigation that will have a material adverse impact on our financial condition or results of operations.
Other than the matter listed above, there have been no material changes with respect to the legal proceedings disclosed in our 2022 Form 10-K.
Item 1A. Risk Factors
In May 2023, our Board elected to eliminate our dividend and authorize a share repurchase program. All of the risk factors that we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, that could have an adverse impact on our ability to pay dividends also could have an adverse impact on our ability to repurchase shares.
Other than as set forth in this Item 1A, there have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 5. Other Information
As previously disclosed, on January 17, 2023, William H. Schmidt, Jr. stepped down from his position as Executive Vice President, Corporate Development, and General Counsel and was appointed to the position of Senior Advisor. In connection with this change, the Company approved the following amendments to Mr. Schmidt’s employment agreement (the “Revised Agreement”), effective May 1, 2023: (i) a base salary of $100,000, (ii) additional compensation of up to $12,500 per week, determined based on the number of hours worked per week in excess of an agreed upon threshold, payable in the Company’s discretion in cash, fully vested shares of common stock, or a combination thereof, and (iii) reimbursement for reasonable business-related expenses, subject to the Company’s business expense reimbursement policy. The Revised Agreement shall remain in effect until May 1, 2024 and shall thereafter renew on a month-to-month basis until terminated by either party. The Revised Agreement replaces and supersedes the Sixth Amended and Restated Employment Agreement, executed on June 4, 2022 (the “Prior Agreement”). Coincident with the effective date of the Revised Agreement, as a result of Mr. Schmidt’s transition to Senior Advisor, Mr. Schmidt will also receive the following severance payments payable in 24 monthly installments: (i) $525,000, Mr. Schmidt’s base salary under the Prior Agreement, (ii) $656,250, Mr. Schmidt’s target annual bonus under the Prior Agreement, (iii) $218,750, a pro-rated target annual bonus for 2023, (iv) reimbursement for benefit continuation payments under the Company’s group health plans equal to the amount Mr. Schmidt pays to effect and continue such coverage for up to 18 months following the effective date of the Revised Agreement, and (v) vesting of all outstanding equity awards under the Company’s long-term incentive plan which, for purposes of any awards subject to performance-based criteria, will be determined based on target performance.

Item 6. Exhibits
The information required by this Item 6 is set forth in the Exhibit Index accompanying the Quarterly Report on Form 10-Q and is incorporated herein by reference.
EXHIBIT INDEX

Exhibit Number	Exhibit
3.1	Certificate of Incorporation of Enviva Inc. (Exhibit 3.2, Form 8-K filed January 3, 2022, File No. 001-37363)
3.2	Bylaws of Enviva Inc. (Exhibit 3.1, Form 8-K filed November 8, 2022, File No. 001-37363)
4.1	Certificate of Designations of the Series A Preferred Stock of the Company, dated March 20, 2023 (Exhibit 4.1, Form 8-K filed March 24. 2023, File No. 001-37363)
4.2	Registration Rights Agreement, dated March 20, 2023 (Exhibit 4.2, Form 8-K filed March 24. 2023, File No. 001-37363)
10.1
Tenth Amendment to Credit Agreement, dated as of January 14, 2023, by and among Enviva Inc., Enviva, LP, certain other subsidiaries of Enviva Partners, LP, Barclays Bank PLC as administrative agent and collateral agent, and the other lenders and issuing banks party thereto (Exhibit 10.1, Form 8-K filed January 20, 2023, File No. 001-37363)

10.2
Eleventh Amendment to Credit Agreement, dated as of January 17, 2023, by and among Enviva Inc., Enviva, LP, certain other subsidiaries of Enviva Partners, LP, Barclays Bank PLC as administrative agent and collateral agent, and the other lenders and issuing banks party thereto (Exhibit 10.2, Form 8-K filed January 20, 2023, File No. 001-37363)

10.3
Twelfth Amendment to Credit Agreement, dated as of February 24, 2023, by and among Enviva Inc., Enviva, LP, certain other subsidiaries of Enviva Partners, LP, Barclays Bank PLC as administrative agent and collateral agent, and the other lenders and issuing banks party thereto (Exhibit 10.3, Form 10-K filed March 1, 2023, File No. 001-37363)

10.4	Form of Subscription Agreement, dated February 28, 2023, by and among the Company and the Investors named therein (Exhibit 1.1, Form 8-K filed March 2, 2023, File No. 001-37363)
10.5*†	Seventh Amended and Restated Employment Agreement, dated May 1, 2023, by and between Enviva Management Company, LLC and William H. Schmidt, Jr.
10.6*†	Stock Grant and Agreement Form
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101
The following financial information from Enviva Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Changes in Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Condensed Consolidated Financial Statements

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

Date: May 3, 2023
	By:	/s/ SHAI S. EVEN
Shai S. Even
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)