Form 10-Q
period 2023-06-30
Enviva Inc.
filed 2023-08-03
CIK 1592057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 28, 2023, 74,415,357 shares of common stock were outstanding.

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
•risks related to our restructuring plan, the primary components of which are reductions in our workforce and corporate and other costs;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
ENVIVA INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except par value and number of shares)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,342	$3,417
Accounts receivable	146,434	169,847
Other accounts receivable	16,267	8,950
Inventories	198,546	158,884
Short-term customer assets	27,244	21,546
Prepaid expenses and other current assets	11,541	7,695
Total current assets	402,374	370,339
Property, plant, and equipment, net	1,641,753	1,584,875
Operating lease right-of-use assets	98,463	102,623
Goodwill	103,928	103,928
Long-term restricted cash	153,280	247,660
Long-term customer assets	111,839	118,496
Other long-term assets	41,203	23,519
Total assets	$2,552,840	$2,551,440
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$40,939	$37,456
Accrued and other current liabilities	143,949	146,497
Customer liabilities	33,903	75,230
Current portion of interest payable	35,880	32,754
Current portion of long-term debt and finance lease obligations	16,130	20,993
Deferred revenue	46,190	32,840
Financial liability pursuant to repurchase accounting	194,350	111,913
Total current liabilities	511,341	457,683
Long-term debt and finance lease obligations	1,392,321	1,571,766
Long-term operating lease liabilities	110,856	115,294
Deferred tax liabilities, net	2,100	2,107
Long-term deferred revenue	130,047	41,728
Other long-term liabilities	67,821	76,106
Total liabilities	2,214,486	2,264,684
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, $0.001 par value, 100,000,000 shares authorized, none issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.001 par value, 600,000,000 shares authorized, 74,415,357 and 66,966,092 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	74	67
Additional paid-in capital	726,786	502,554
Accumulated deficit	(341,050)	(168,307)
Accumulated other comprehensive income	191	197
Total Enviva Inc.’s shareholders’ equity	386,001	334,511
Noncontrolling interests	(47,647)	(47,755)
Total shareholders’ equity	338,354	286,756
Total liabilities and shareholders’ equity	$2,552,840	$2,551,440
See accompanying notes to condensed consolidated financial statements.

ENVIVA INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Product sales	$288,150	$293,615	$548,398	$524,527
Other revenue	13,755	2,706	22,589	4,776
Net revenue	301,905	296,321	570,987	529,303
Operating costs and expenses:
Cost of goods sold, excluding items below	260,143	250,276	513,358	461,312
Loss on disposal of assets	3,177	2,282	6,806	3,183
Selling, general, administrative, and development expenses	21,987	27,704	52,941	61,395
Restructuring inclusive of severance expenses	13,585	—	13,585	—
Depreciation and amortization	29,965	28,833	64,639	51,392
Total operating costs and expenses	328,857	309,095	651,329	577,282
Loss from operations	(26,952)	(12,774)	(80,342)	(47,979)
Other (expense) income:
Interest expense	(17,272)	(13,959)	(40,665)	(23,929)
Interest expense on repurchase accounting	(11,558)	—	(51,931)	—
Total interest expense	(28,830)	(13,959)	(92,596)	(23,929)
Other income (expense), net	17	(611)	326	(727)
Total other expense, net	(28,813)	(14,570)	(92,270)	(24,656)
Net loss before income taxes	(55,765)	(27,344)	(172,612)	(72,635)
Income tax expense (benefit)	11	(2)	23	14
Net loss	(55,776)	(27,342)	(172,635)	(72,649)
Less net (income) loss attributable to noncontrolling interests	(68)	5	(108)	5
Net loss attributable to Enviva Inc.	$(55,844)	$(27,337)	$(172,743)	$(72,644)
Loss per common share:
Basic and diluted	$(0.82)	$(0.42)	$(2.56)	$(1.13)
Weighted-average number of shares outstanding:
Basic and diluted	68,490	66,604	67,930	65,820
See accompanying notes to condensed consolidated financial statements.

ENVIVA INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(55,776)	$(27,342)	$(172,635)	$(72,649)
Other comprehensive loss, net of tax of $0
Currency translation adjustment	(7)	(73)	(6)	(105)
Total comprehensive loss	(55,783)	(27,415)	(172,641)	(72,754)
Less comprehensive (income) loss attributable to noncontrolling interests	(68)	5	(108)	5
Comprehensive loss attributable to Enviva Inc.	$(55,851)	$(27,410)	$(172,749)	$(72,749)
See accompanying notes to condensed consolidated financial statements.

ENVIVA INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(In thousands)
(Unaudited)

	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Equity Attributable to Enviva Inc.	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount

Shareholders’ equity, December 31, 2022	66,966	$67	$502,554	$(168,307)	$197	$334,511	$(47,755)	$286,756
Dividends declared	—	—	(60,940)	—	—	(60,940)	—	(60,940)
Common shares issued in lieu of dividends	188	—	8,698	—	—	8,698	—	8,698
Payments for withholding tax and number of shares issued associated with Long-Term Incentive Plan vesting	574	1	(15,265)	—	—	(15,264)	—	(15,264)
Non-cash equity-based compensation and other costs	—	—	16,708	—	—	16,708	—	16,708
Support Payments	—	—	9,821	—	—	9,821	—	9,821
Other comprehensive loss	—	—	—	—	1	1	—	1
Net loss	—	—	—	(116,899)	—	(116,899)	40	(116,859)
Shareholders’ equity, March 31, 2023	67,728	$68	$461,576	$(285,206)	$198	$176,636	$(47,715)	$128,921
Dividend equivalent rights on performance-based restricted stock units forfeited	—	—	342	—	—	342	—	342
Conversion of Series A Preferred Stock to common shares	6,605	6	247,924	—	—	247,930	—	247,930
Payments for withholding tax and number of shares issued associated with Long-Term Incentive Plan vesting	82	—	(370)	—	—	(370)	—	(370)
Non-cash equity-based compensation and other costs	—	—	17,314	—	—	17,314	—	17,314
Other comprehensive loss	—	—	—	—	(7)	(7)	—	(7)
Net loss	—	—	—	(55,844)	—	(55,844)	68	(55,776)
Shareholders’ equity, June 30, 2023	74,415	$74	$726,786	$(341,050)	$191	$386,001	$(47,647)	$338,354
See accompanying notes to condensed consolidated financial statements.

ENVIVA INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Continued)
(In thousands)
(Unaudited)

	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Equity Attributable to Enviva Inc.	Noncontrolling Interests	Total Shareholders’ Equity

	Shares	Amount
Shareholders’ equity, December 31, 2021	61,138	$61	$317,998	$—	$299	$318,358	$(47,694)	$270,664
Dividends declared	—	—	(58,957)	—	—	(58,957)	—	(58,957)
Issuance of common shares, net	4,945	5	333,186	—	—	333,191	—	333,191
Common shares issued in lieu of dividends	110	—	7,839	—	—	7,839	—	7,839
Payments for withholding tax and number of shares issued associated with Long-Term Incentive Plan vesting	366	1	(16,365)	—	—	(16,364)	—	(16,364)
Non-cash equity-based compensation and other costs	—	—	10,235	—	—	10,235	—	10,235
Other comprehensive loss	—	—	—	—	(32)	(32)	—	(32)
Net loss	—	—	—	(45,307)	—	(45,307)	—	(45,307)
Shareholders’ equity, March 31, 2022	66,559	$67	$593,936	$(45,307)	$267	$548,963	$(47,694)	$501,269
Dividends declared	—	—	(61,837)	—	—	(61,837)	—	(61,837)
Issuance of common shares, net	—	—	(428)	—	—	(428)	—	(428)
Common shares issued in lieu of dividends	105	—	8,349	—	—	8,349	—	8,349
Payments for withholding tax and number of shares issued associated with Long-Term Incentive Plan vesting	8	—	(213)	—	—	(213)	—	(213)
Non-cash equity-based compensation and other expense	—	—	9,848	—	—	9,848	—	9,848
Support Payments	—	—	4,197	—	—	4,197	—	4,197
Other comprehensive loss	—	—	—	—	(73)	(73)	—	(73)
Net loss	—	—	—	(27,337)	—	(27,337)	(5)	(27,342)
Shareholders’ equity, June 30, 2022	66,672	$67	$553,852	$(72,644)	$194	$481,469	$(47,699)	$433,770
See accompanying notes to condensed consolidated financial statements.

ENVIVA INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(172,635)	$(72,649)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	64,952	51,392
Interest expense pursuant to repurchase accounting	51,931	—
Amortization of debt issuance costs, debt premium, and original issue discounts	1,297	1,260
Loss on disposal of assets	6,806	3,183
Deferred taxes	23	—
Non-cash equity-based compensation and other expense	32,136	20,023
Fair value changes in derivatives	(1,916)	4,519
Unrealized loss (gain) on foreign currency transactions, net	77	(95)
Change in operating assets and liabilities:
Accounts and other receivables	19,381	(13,573)
Prepaid expenses and other current and long-term assets	(1,093)	(21,687)
Inventories	(8,164)	(14,399)
Finished goods subject to repurchase accounting	(29,389)	—
Derivatives	1,188	(3,983)
Accounts payable, accrued liabilities, and other current liabilities	(25,476)	(10,852)
Deferred revenue	101,669	(178)
Accrued interest	3,126	(1,123)
Other long-term liabilities	(14,134)	(10,729)
Net cash provided by (used in) operating activities	29,779	(68,891)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(136,871)	(97,405)
Payment for acquisition of a business	—	(5,000)
Net cash used in investing activities	(136,871)	(102,405)
Cash flows from financing activities:
Principal payments on senior secured revolving credit facility, net	(281,500)	(36,000)
Proceeds from debt issuance	102,900	31,270
Proceeds from capital contribution of New Market Tax Credit financing	—	12,763
Principal payments on other long-term debt and finance lease obligations	(16,089)	(16,474)
Cash paid related to debt issuance costs and deferred offering costs	(1,769)	(5,308)
Support payments received	9,821	4,197
Proceeds from sale of finished goods subject to repurchase accounting	23,545	—
Proceeds from issuance of Series A Preferred Stock, net, which was converted into common stock	247,924	—
Proceeds from issuance of Enviva Inc. common shares, net	—	333,009
Cash dividends	(57,020)	(105,646)
Payment for withholding tax associated with Long-Term Incentive Plan vesting	(16,175)	(16,577)
Net cash provided by financing activities	11,637	201,234
Net (decrease) increase in cash, cash equivalents, and restricted cash	(95,455)	29,938
Cash, cash equivalents, and restricted cash, beginning of period	251,077	18,518
Cash, cash equivalents, and restricted cash, end of period	$155,622	$48,456
See accompanying notes to condensed consolidated financial statements.

ENVIVA INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Non-cash investing and financing activities:
Property, plant, and equipment acquired included in accounts payable and accrued liabilities	$15,286	$12,843
Supplemental information:
Interest paid, net of capitalized interest	$36,884	$23,432
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
Performance Obligations
As of June 30, 2023, the aggregate amount of consideration from contracts with customers allocated to the performance obligations that were unsatisfied or partially satisfied was approximately $19.1 billion. This amount excludes forward prices related to variable consideration including inflation, foreign currency, and commodity prices. Also, this amount excludes the effects of the related foreign currency derivative contracts as they do not represent contracts with customers. We expect to recognize approximately 4.0% of our remaining performance obligations during the remainder of 2023, an additional 8.0% in 2024, and the balance thereafter. Our off-take contracts expire at various times through 2045 and our terminal services contract with a customer expires in 2023.
Variable Consideration
For the three and six months ended June 30, 2023, we recognized $0.4 million and $0.1 million, respectively, of product sales revenue related to performance obligations satisfied in previous periods. For the six months ended June 30, 2022, we recognized $0.3 million of product sales revenue related to performance obligations satisfied in previous periods, all of which was recognized in the first quarter of 2022. There was no variable consideration from our terminal services contract for the three and six months ended June 30, 2023 and 2022.
Contract Balances
Accounts receivable related to product sales as of June 30, 2023 and December 31, 2022 were $119.8 million and $160.4 million, respectively. Of these amounts, $108.6 million and $136.1 million, as of June 30, 2023 and December 31, 2022 respectively, related to amounts that were not yet billable under our contracts with customers pending finalization of prerequisite billing documentation. The amounts that had not been billed are billed upon receipt of prerequisite billing documentation, where substantially all is typically billed one to two weeks after full loading of the vessel, and where the remaining balance is typically billed one to two weeks after discharge of the vessel. Accounts receivable also included $26.6 million and $9.4 million, as of June 30, 2023 and December 31, 2022 respectively, related to distribution costs recoverable from the customer through the cost pass-through mechanism where the costs and their recovery are included in cost of goods sold.
Customer Assets
As of June 30, 2023, the balance of the customer assets is $139.1 million, which relate to payments we paid, or are obligated to pay, to customers in exchange for rescheduling and/or re-pricing our take-or-pay agreements.
During the three months ended March 31, 2023, we agreed to pay an additional $5.2 million to certain customers with whom we have long-term, take-or-pay off-take contracts. No such agreements were entered into during the three months ended June 30, 2023. Additionally, during the three and six months ended June 30, 2023, $2.6 million and $6.1 million, respectively, was amortized as a reduction to product sales revenue. We had no amortization during the three and six months ended June 30, 2022. The asset has been tested for recoverability, which involves a comparison of the contract price we expect to receive under the related take-or-pay agreement, reduced by the amortization of the contract asset, compared to our expected costs to produce, procure and deliver the volumes specified in the contract. The expected costs of producing volumes in the future require estimates, including estimates of manufacturing throughput volumes and future energy, fiber, shipping, distribution, and overhead costs. Actual results could be different than these estimates, and our estimates could change in the future based upon new facts and circumstances and could result in these assets no longer being recoverable.
Our obligation to make future payments under the terms of our modified agreements as of June 30, 2023, included $33.9 million in customer liabilities and $23.2 million in other long-term liabilities, and as of December 31, 2022, included $75.2 million in customer liabilities and $26.4 million in other long-term liabilities.
Repurchase Accounting
During the three months ended December 31, 2022, we entered into various agreements to sell and purchase wood pellets with an existing customer through 2025 at a fixed price per metric ton (“MT”). Under these agreements, the quantities we agreed to purchase exceeded the quantities we agreed to sell. Under the revenue accounting standard, these sale and purchase

ENVIVA INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share, and unless otherwise noted)
agreements were combined with existing sale agreements because the 2022 agreements were entered into at or near the same time with the same customer and were negotiated as a package with a single commercial objective. We accounted for the combined contract as a modification of the existing enforceable rights and obligations of our long-term, take-or-pay off-take contracts with the same customer. The contract modification was considered to be the termination of the existing contract and the creation of a new contract. We allocated the total remaining transaction price (which includes any additional transaction price from the modification) to the remaining quantities to be transferred under the modified contract. As of June 30, 2023 and December 31, 2022, we had $73.5 million and $72.7 million, respectively, of deferred revenue for consideration received from the customer in excess of the amounts allocated to the wood pellets transferred to that customer under the modified contract.
Under the repurchase agreement requirements in the revenue standard, the wood pellets subject to repurchase were accounted for as a financing arrangement because the purchase prices exceed the original selling prices of the wood pellets under the modified contract. As a result, we recognized a financial liability for an amount equal to the selling prices of the wood pellets under the modified contract. Over the period between when volumes are delivered to this customer and when corresponding volumes are purchased from this customer, the difference between the selling price of the wood pellets under the modified contract and the contractual purchase price will be recognized as interest expense with a corresponding increase to the financial liability. The amount of interest expense recognized and the corresponding increase to the financial liability in a given period is determined based on the estimated timing of when the future purchases will occur. Changes in the estimated timing of the volumes to be purchased are recognized to interest expense prospectively. During the three and six months ended June 30, 2023, the product delivered under the modified contract recognized as an increase to the financial liability was $1.8 million and $30.5 million, respectively, and interest expense of $11.6 million and $51.9 million, respectively, was recognized as an increase to the financial liability. The financial liability including interest expense classified as a current liability as of June 30, 2023 and December 31, 2022 was $194.3 million and $111.9 million, respectively. The financial liability was classified as a current liability as the repurchases corresponding to the volumes delivered are expected to all occur by June 30, 2024.
Under repurchase accounting as a financing arrangement, we continued to recognize the volumes delivered as finished goods inventory at a carrying value of $124.7 million and $95.3 million as of June 30, 2023 and December 31, 2022, respectively, which include all costs directly incurred in bringing those delivered volumes to their existing location. When the future volumes are purchased and sold to different customers, the product sales recognized will be based on the finished goods inventory cost of the previously delivered volumes, not the repurchase price.
Contract Modification
During the six months ended June 30, 2023, we received $100.0 million from a customer to modify a long-term off-take contract. Also, in connection with the contract modification we agreed to narrow the specifications of the wood pellets delivered under the long-term off-take contract in return for an increase in the contract price per MT. The prepayment of the $100.0 million will be amortized against the increase of the contract sale price per MT and recognized as deliveries are made through 2039.
As of June 30, 2023, $6.9 million was included in short-term deferred revenue and $90.9 million was included in long-term deferred revenue. During three and six months ended June 30, 2023, deferred revenue of $1.8 million and $2.2 million, respectively, was recognized to product sales.
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
In addition to wood pellets sold from our own production, we procure wood pellets from third parties to resell under our long-term off-take arrangements and other sales agreements. During the three and six months ended June 30, 2023, we purchased $19.0 million and $32.8 million, respectively, and during the three and six months ended June 30, 2022 we purchased $10.2 million and $19.6 million, respectively, of wood pellets under long-term contracts with third parties. For the three and six

ENVIVA INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share, and unless otherwise noted)
months ended June 30, 2023, our four largest suppliers of wood pellets purchased represented 39%, 21%, 21%, and 10% and 29%, 18%, 17%, and 12%, respectively, of these purchases.
Our product sales are primarily to industrial customers located in the U.K., Denmark, Japan, Belgium, and the Netherlands. Product sales to third-party customers that accounted for 10% or a greater share of consolidated product sales were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Customer A	30%	18%	34%	20%
Customer B	1%	11%	5%	8%
Customer C	2%	9%	6%	13%
Customer D	11%	14%	10%	14%
Customer E	—%	17%	—%	18%
Customer F	8%	14%	7%	11%
Customer G	19%	—%	16%	3%
Customer H	14%	3%	11%	2%
(5) Inventories
Inventories consisted of the following as of:

	June 30, 2023	December 31, 2022
Raw materials and work-in-process	$21,294	$23,272
Consumable tooling	34,818	28,548
Finished goods on hand	17,775	11,794
Finished goods subject to repurchase accounting	124,659	95,270
Total inventories	$198,546	$158,884
(6) Property, Plant, and Equipment, net
Property, plant, and equipment, net consisted of the following as of:

	June 30, 2023	December 31, 2022
Land	$26,491	$26,491
Land improvements	77,205	77,126
Buildings	449,169	440,894
Machinery and equipment	1,323,313	1,299,385
Vehicles	10,231	9,667
Furniture and office equipment	35,183	27,064
Leasehold improvements	23,388	23,409
Property, plant, and equipment	1,944,980	1,904,036
Less accumulated depreciation	(577,038)	(513,876)
Property, plant, and equipment, net	1,367,942	1,390,160
Construction in progress	273,811	194,715
Total property, plant, and equipment, net	$1,641,753	$1,584,875

ENVIVA INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share, and unless otherwise noted)
Total capitalized interest related to construction in progress and depreciation expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Capitalized interest related to construction in progress	$7,213	$3,087	$11,836	$8,937
Depreciation expense	30,563	29,107	65,522	51,832
(7) Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following as of:

	June 30, 2023	December 31, 2022
Accrued expenses - compensation and benefits	$14,260	$11,942
Accrued expenses - wood pellet purchases and distribution costs	37,697	49,615
Accrued expenses - operating costs and expenses	60,003	51,122
Accrued capital expenditures	8,242	10,960
Other accrued expenses and other current liabilities	23,747	22,858
Accrued and other current liabilities	$143,949	$146,497
(8) Long-Term Debt and Finance Lease Obligations
Long-term debt and finance lease obligations at carrying value consisted of the following as of:

	June 30, 2023	December 31, 2022
2026 Notes, net of unamortized discount, premium, and debt issuance costs of $1.7 million and $2.0 million as of June 30, 2023 and December 31, 2022, respectively	$748,293	$747,991
Senior secured credit facility - revolving credit borrowings	154,500	436,000
Senior secured credit facility - term loan, net of unamortized discount and debt issuance costs of $3.6 million and $0.0 million as of June 30, 2023 and December 31, 2022, respectively	100,921	—
Epes Tax-Exempt Green Bond, net of unamortized discount and debt issuance costs of $4.3 million and $4.3 million as of June 30, 2023 and December 31, 2022, respectively	245,711	245,727
Bond Tax-Exempt Green Bonds, net of unamortized discount and debt issuance costs of $2.1 million and $2.0 million as of June 30, 2023 and December 31, 2022, respectively	97,946	98,004
New Markets Tax Credit loans, net of unamortized discount and debt issuance costs of $2.4 million and $2.6 million as of June 30, 2023 and December 31, 2022, respectively	29,008	28,791
Seller Note, net of an insignificant amount of unamortized discount as of December 31, 2022(1)	—	8,705
Other loans	5,937	5,418
Finance leases	26,135	22,123
Total long-term debt and finance lease obligations	1,408,451	1,592,759
Less current portion of long-term debt and finance lease obligations	(16,130)	(20,993)
Long-term debt and finance lease obligations, excluding current installments	$1,392,321	$1,571,766
(1)The outstanding principal of the Seller Note of $8.8 million and an insignificant amount of accrued interest were repaid in full at maturity in February 2023.
The estimated carrying amount and fair value of long-term debt as of June 30, 2023 was $1.4 billion and $1.0 billion, respectively and as of December 31, 2022 was $1.6 billion and $1.5 billion, respectively.
As of June 30, 2023 and December 31, 2022, we were in compliance with the covenants and restrictions associated with, and no events of default existed under, the loan and indenture agreements governing the 2026 Notes, senior secured credit facility, New Markets Tax Credit loans, Epes Tax-Exempt Green Bonds, and Bond Tax-Exempt Green Bonds, each of which is described in more detail in Note 12, Long-Term Debt and Finance Lease Obligations to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022.

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
As of June 30, 2023 and December 31, 2022, we had $410.0 million and $133.0 million, respectively, available under our senior secured revolving credit facility, net of $5.5 million and $1.0 million, respectively, of letters of credit outstanding.
(9) Income Taxes
Our provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective tax rate for the three and six months ended June 30, 2023 and 2022 was 0.0% and 0.0%, respectively. The effective tax rate was primarily due to the full valuation allowance against the net deferred tax asset.
(10) Restructuring Inclusive of Severance Expenses
During the three months ended June 30, 2023, we implemented a restructuring plan to optimize future growth and profitability. The primary components of the restructuring are reductions in our workforce and corporate and other expenses.
During the three months ended June 30, 2023, we had an initial reduction in force of certain leadership employees, accelerated depreciation of leasehold improvements at our principal executive offices, and a reduction of our office lease expenses. We expect the reduction in force to be completed during the third quarter of 2023.
During the three and six months ended June 30, 2023, total pre-tax restructuring expenses were $13.6 million and consisted of $2.7 million of cash-based employee severance expenses, $10.4 million of non-cash equity-based compensation, $0.3 million of accelerated leasehold improvement depreciation, and $0.2 million impairment of right-of-use assets related to an office lease. As of June 30, 2023, $2.3 million of employee severance expenses were included in accrued and other current liabilities.
We currently estimate that the total pre-tax restructuring expenses upon completion of the plan will be approximately $22 million, which is primarily comprised of approximately $7 million of cash-based employee severance, approximately $12 million of non-cash equity-based compensation, and approximately $3 million of accelerated leasehold improvement depreciation. We expect the restructuring plan to be substantially completed by the end of the third quarter of 2023.
(11) Shareholders’ Equity
Conversion of Series A Convertible Preferred Stock to Common Stock
On February 28, 2023, Enviva Inc. (the “Company”) and certain accredited investors entered into subscription agreements to sell shares of Series A Preferred Stock of the Company, par value $0.001 per share (“Preferred Shares”) in a private placement (the “Private Placement”). The Private Placement priced at the official closing price of the New York Stock Exchange on March 1, 2023, which was $37.71. On March 20, 2023, we closed the Private Placement and issued 6,605,671 Preferred Shares, which was classified as mezzanine equity, and received gross proceeds of $249.1 million. As of June 30, 2023, we have incurred $1.2 million of issuance costs and intend to use the net proceeds of $247.9 million to fund our growth capital program and for general corporate purposes. We initially used the net proceeds to repay borrowings under our senior secured revolving credit facility.
On June 15, 2023, each Preferred Share was converted into one share of common stock of the Company, par value $0.001 per share, upon shareholder approval of the conversion by a majority of votes cast at our Annual Meeting of Stockholders.

ENVIVA INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share, and unless otherwise noted)
Dividend Reinvestment
Pursuant to a dividend reinvestment plan with respect to a portion of the shares of common stock held by our former sponsor, we issued 188,321 shares of common stock in lieu of cash dividends of $8.7 million during the three months ended March 31, 2023. No shares of common stock in lieu of cash dividends were issued during the three months ended June 30, 2023. We issued 104,765 shares of common stock in lieu of cash dividends of $8.3 million during the three months ended June 30, 2022 and issued 215,152 shares of common stock in lieu of cash dividends of $16.2 million during the six months ended June 30, 2022. See Note 15, Equity - Simplification Transaction to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022.
Cash Dividends
During the three months ended March 31, 2023, we declared dividends of $0.905 per common share totaling $60.9 million. No dividends were declared during the three months ended June 30, 2023. During the three months ended June 30, 2022, we declared dividends of $0.905 per common share totaling $61.8 million. During the three months ended March 31, 2022, we declared dividends of $0.86 per common share totaling $59.0 million.
(12) Equity-Based Awards
Enviva Inc. Long-Term Incentive Plan (“LTIP”)
Employee Awards
The following table summarizes information regarding restricted stock unit awards (the “Employee Awards”) under the LTIP:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units(1)		Total Employee Awards Restricted Stock Units
	Units	Weighted-Average Grant Date Fair Value (per unit)(2)	Units	Weighted-Average Grant Date Fair Value (per unit)(2)	Units	Weighted-Average Grant Date Fair Value (per unit)(2)
Nonvested December 31, 2022	751,603	$61.19	546,169	$52.17	1,297,772	$57.39
Granted	816,730	$39.55	172,397	$47.27	989,127	$40.90
Forfeitures	(47,811)	$51.86	(207,429)	$53.55	(255,240)	$53.24
Vested	(431,436)	$41.14	(147,309)	$60.41	(578,745)	$46.04
Nonvested June 30, 2023	1,089,086	$47.21	363,828	$71.26	1,452,914	$53.23
(1) Performance-based restricted stock units vest dependent on the total shareholder return for Enviva Inc., relative to the constituents of the S&P 500 index over the units’ respective performance periods. The vesting condition is accounted for as a market, not a performance, condition under the stock compensation accounting standard. Their grant date fair values were determined using a Monte Carlo multivariate model following standard assumptions. If their service condition is met, the compensation cost for these awards must be recognized even if the market condition is not achieved.
(2) Determined by dividing the aggregate grant date fair value of awards by the number of units.
During the three months ended March 31, 2023, we issued a one-time discretionary equity-based award to our employees. We issued 272,906 common shares to 487 employees and recognized non-cash equity-based compensation expense of $8.4 million associated with the common shares issued.
The unrecognized estimated non-cash equity-based compensation expense relating to outstanding Employee Awards as of June 30, 2023 was $45.3 million, which will be recognized over the remaining vesting period.

ENVIVA INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share, and unless otherwise noted)
Director Awards
The following table summarizes information regarding restricted stock unit awards to independent directors of the Company under the LTIP:

	Time-Based Restricted Stock Units
	Units	Weighted-Average Grant Date Fair Value (per unit)(1)
Nonvested December 31, 2022	18,729	$72.07
Granted	34,167	$45.48
Vested	(18,729)	$(72.07)
Nonvested June 30, 2023	34,167	$45.48
(1) Determined by dividing the aggregate grant date fair value of awards by the number of units.
Restricted Shares
Certain employees previously received Series B units of our former sponsor that were intended to constitute “profits interests” as defined by the Internal Revenue Service that, due to the Simplification Transaction, converted to common shares of the Company. The common shares subject to restriction have had or will have their restrictions released as follows: one-third on each of December 31, 2022, 2023, and 2024. The unrecognized estimated non-cash equity-based compensation and other expense relating to outstanding common shares subject to restriction as of June 30, 2023 was $10.6 million, which will be recognized over the remaining vesting period.
(13) Net Loss per Enviva Inc. Common Share
We use the two-class method to calculate basic and diluted earnings per common share which requires earnings per share for each class of stock. Net loss attributable to common shareholders is increased for dividend equivalent rights paid on time-based restricted stock units during the period. The Preferred Shares did not share in a proportionate allocation of undistributed losses as it had no contractual obligation to share in losses of the Company.
Net loss per basic and diluted Enviva Inc. common share were computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss attributable to Enviva Inc.	$(55,844)	$(27,337)	$(172,743)	$(72,644)
Dividend equivalent rights paid on time-based restricted stock units	—	(837)	(854)	(1,799)
Net loss attributable to Enviva Inc. common stockholders	$(55,844)	$(28,174)	$(173,597)	$(74,443)
Weighted average shares outstanding - basic and diluted	68,490	66,604	67,930	65,820
Net loss per common share - basic and diluted	$(0.82)	$(0.42)	$(2.56)	$(1.13)

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
We own and operate ten plants (collectively, “our plants”) with a combined production capacity of approximately 6.2 million metric tons (“MT”) of wood pellets per year (“MTPY”) in Virginia, North Carolina, South Carolina, Georgia, Florida, and Mississippi, the production of which is fully contracted with a few of our contracts extending well into the 2040s. We export our wood pellets to global markets through our deep-water marine terminal at the Port of Chesapeake, Virginia, terminal assets at the Port of Wilmington, North Carolina and the Port of Pascagoula, Mississippi, and from third-party deep-water marine terminals in Savannah, Georgia, Mobile, Alabama, and Panama City, Florida. In 2022, we commenced construction of our fully contracted wood pellet production plant in Epes, Alabama (the “Epes plant”), which is designed and permitted to produce more than one million MTPY of wood pellets. In addition, we have ordered long lead time equipment for the construction of a wood pellet production plant near Bond, Mississippi (the “Bond plant”) which is also designed and permitted to produce more than one million MTPY of wood pellets. All of our facilities are located in geographic regions with low input costs and favorable transportation logistics. Owning these cost-advantaged assets in a rapidly expanding industry provides us with a platform to generate stable cash flows. Our plants are sited in robust fiber baskets providing stable pricing for the low-grade fiber used to produce wood pellets. Our raw materials are byproducts of the sawmilling process or traditional timber harvesting, principally low-value wood materials, such as trees generally not suited for sawmilling or other manufactured forest products, and tree tops and limbs, understory, brush, and slash that are generated in a harvest.
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
Recent Developments
Restructuring Inclusive of Severance Expenses
During the three months ended June 30, 2023, we implemented a restructuring plan to optimize future growth and profitability. The primary components of the restructuring are reductions in our workforce and corporate and other expenses.
During the three months ended June 30, 2023, we had an initial reduction in force of certain leadership employees, accelerated depreciation of leasehold improvements at our principal executive offices, and a reduction of our office lease expenses. We expect the reduction in force to be completed during the third quarter of 2023.
During the three and six months ended June 30, 2023, total pre-tax restructuring expenses were $13.6 million and consisted of $2.7 million of cash-based employee severance expenses, $10.4 million of non-cash equity-based compensation, $0.3 million of accelerated leasehold improvement depreciation, and $0.2 million impairment of right-of-use assets related to an office lease. As of June 30, 2023, $2.3 million of employee severance expenses were included in accrued and other current liabilities.
We currently estimate that the total pre-tax restructuring expenses upon completion of the plan will be approximately $22 million, which is primarily comprised of approximately $7 million of cash-based employee severance, approximately $12 million of non-cash equity-based compensation, and approximately $3 million of accelerated leasehold improvement depreciation. We expect the restructuring plan to be substantially completed by the end of the third quarter of 2023.
Series A Preferred Stock Conversion to Common Stock
On February 28, 2023, the Company entered into subscription agreements (the “Subscription Agreements”) with certain accredited investors (the “Investors”) to sell shares of Series A Preferred Stock of the Company, par value $0.001 per share (“Preferred Shares”), in a private placement for gross proceeds of $249.1 million (the “Private Placement”). The Private Placement priced at the official closing price of the New York Stock Exchange on March 1, 2023, which was $37.71. The Company issued 6,605,671 Preferred Shares, effective March 20, 2023, to the Investors pursuant to the Subscription Agreements. Each Preferred Share was automatically converted into common stock upon shareholder approval of the conversion by a majority of the votes cast on June 15, 2023. As of June 30, 2023, we have incurred $1.2 million of issuance costs and intend to use the net proceeds of $247.9 million to fund our growth capital program and for general corporate purposes. We initially used the net proceeds to repay borrowings under our senior secured revolving credit facility.
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
Mississippi Tornado
In March 2023, a strong tornado touched down in Amory, Mississippi which caused damage to our 115,000 MTPY wood pellet production plant located in Amory, Mississippi (the “Amory plant”). Our other plants and ports in the region were not impacted. We maintain insurance coverage for property damage, inclusive of business interruption and casualty. Operations at the Amory plant have been suspended and we plan to resume operation during the fourth quarter of 2023. Given the small size of the Amory plant relative to the more than six million metric tons of installed production capacity across our portfolio, the impact to customers and to our financial performance is expected to be minimal. During the three months ended March 31, 2023, we recorded in cost of goods sold a $1.2 million impairment of plant assets, inventory, and finished goods which was offset by $1.0 million of insurance recoveries. During the three months ended June 30, 2023, we recorded in cost of goods sold $2.2 million of disposal costs, equipment rentals, and labor which were offset by $2.2 million of actual or probable insurance recoveries. We continue to assess any temporary impact on our operations. We expect to invest approximately $9.0 million in capital expenditures to resume operations of the Amory plant and expect to receive insurance recoveries for substantially all of this amount, subject to deductibles and retentions.
Product Sales Contracted Backlog
As of July 1, 2023, our total weighted-average remaining term of take-or-pay off-take contracts is approximately 13.4 years, with a total contracted revenue backlog of approximately $23.1 billion. This amount includes forward prices related to variable consideration including inflation, foreign currency, and commodity prices. Also, this amount includes the effects of the related foreign currency derivative contracts.
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
During the three and six months ended June 30, 2023, gross proceeds of $1.6 million and $31.3 million received from the sale of an insignificant amount and 0.1 million MT of wood pellets, respectively, delivered to the customer were reflected as financing transactions and deferred revenue on our condensed consolidated balance sheet. During the three and six months ended June 30, 2023, cost of goods sold of $4.2 million and $29.3 million, respectively, was included in finished good inventory as of June 30, 2023. In addition, during the three and six months ended June 30, 2023, interest expense of $11.6 million and $51.9 million, respectively, was recorded to financing liabilities based on the difference between the blended sales price and the future purchase price per MT of the pellets subject to repurchase.
As of June 30, 2023, the remaining MT to be sold under the existing sale contracts through 2026 was 2.1 million MT. During the three and six months ended June 30, 2023, there were no purchases under the new purchase agreements for the purchase of approximately 1.8 million MT between 2023 and 2025.
The cash received from the customer of $23.5 million on sales during the six months ended June 30, 2023 under the existing sale contracts is included in net cash provided by financing activities instead of in cash provided by operating activities.
Increased Borrowing under Senior Secured Credit Facility and Higher Interest Rate
During the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022, we had lower average amounts borrowed and higher interest rates on our senior secured credit facility.
Inflationary Pressures
Heightened levels of inflation and the potential worsening of macro-economic conditions present risks for the Company, our suppliers and our customers. During the three and six months ended June 30, 2023, we experienced impacts to our labor rates and suppliers have signaled inflation related cost pressures, which flowed through to our costs and pricing. Although inflation impacted our financial results during the first and second quarters of 2023, if inflation remains at current levels for an extended period, or increases, and we are unable to successfully mitigate the impact, our costs are likely to increase, resulting in pressure on our profits, margins and cash flows, particularly for existing fixed-price contracts. We are not able to quantify the effects of inflation during the three and six months ended June 30, 2023. In addition, inflation and the increases in the cost of borrowing from rising interest rates could constrain the overall purchasing power of our customers for our products, in particular in the near term to the extent inflation assumptions are less than current inflationary pressures. Rising interest rates will also increase our borrowing costs on new debt and could affect the fair value of our investments. We remain committed to our ongoing efforts to increase the efficiency of our operations and improve the cost competitiveness and affordability of our products and services, which may, in part, offset cost increases from inflation.
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
Adjusted EBITDA
We define adjusted EBITDA as net income (loss) excluding depreciation and amortization, total interest expense, income tax expense (benefit), early retirement of debt obligation, non-cash equity-based compensation and other expense, loss on disposal of assets and impairment of assets, changes in unrealized derivative instruments related to hedged items, cash-based restructuring inclusive of severance expense, acquisition and integration costs and other, effects of COVID-19 and the war in Ukraine, Support Payments, and Executive separation. Adjusted EBITDA is a supplemental measure used by our management and other users of our financial statements, such as investors, commercial banks, and research analysts, to assess the financial performance of our assets without regard to financing methods or capital structure.
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
Results of Operations
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

	Three Months Ended June 30,		Change
	2023	2022
	(in thousands)
Product sales	$288,150	$293,615	$(5,465)
Other revenue	13,755	2,706	11,049
Net revenue	301,905	296,321	5,584
Operating costs and expenses:
Cost of goods sold, excluding items below	260,143	250,276	9,867
Loss on disposal of assets	3,177	2,282	895
Selling, general, administrative, and development expenses	21,987	27,704	(5,717)
Restructuring inclusive of severance expenses	13,585	—	13,585
Depreciation and amortization	29,965	28,833	1,132
Total operating costs and expenses	328,857	309,095	19,762
Loss from operations	(26,952)	(12,774)	(14,178)
Other income (expense):
Interest expense	(17,272)	(13,959)	(3,313)
Interest expense on repurchase accounting	(11,558)	—	(11,558)
Total interest expense	(28,830)	(13,959)	(14,871)
Other income (expense), net	17	(611)	628
Net loss before income taxes	(55,765)	(27,344)	(28,421)
Income tax expense (benefit)	11	(2)	13
Net loss	$(55,776)	$(27,342)	$(28,434)
Net revenue
Revenue related to product sales for wood pellets produced or procured by us decreased to $288.2 million in the three months ended June 30, 2023 from $293.6 million in the three months ended June 30, 2022. The $5.5 million, or 2%, decrease was primarily attributable to a 4% decrease in average sale price per MT, partially offset by a 2% increase in product sales volumes for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Product sales exclude the gross proceeds of $1.6 million related to the sale of an insignificant amount of wood pellets during the three months ended June 30, 2023 pursuant to the Deferred Gross Margin Transactions (see above, “Accounting for Wood Pellets Sale Contracts as a Financing Arrangement (“Deferred Gross Margin Transactions”)”).
During the three months ended June 30, 2023 the average sales price per MT was lower than the three months ended June 30, 2022, primarily driven by a less favorable pricing environment for our commercial activities in the second quarter of 2023 compared to the second quarter of 2022. These activities, which allow us to address dislocations in our customers’ and other producers’ supply chains, include completing incremental deliveries at elevated spot pricing, applying pricing escalators and cost pass-through mechanisms inclusive of bunker fuel adjustments in our existing contracts, and repricing existing contracts and entering into new contracts at higher prices compared to historical prices. The biomass spot market prices, as well as the forward curve pricing of certain European indices, exceeded $300 per MT in the second quarter of 2022, representing a substantial premium to the current long-term contracted pricing of roughly $200 to $220 per MT across Enviva’s weighted average portfolio, and we captured some of that differential during the three months ended June 30, 2022.
Other revenue for the three months ended June 30, 2023 and 2022 included $12.1 million and $1.5 million, respectively, in payments to us for adjusting deliveries under our take-or-pay off-take contracts, which otherwise would have been included in product sales and which was recognized under a breakage model based on when the pellets would have been loaded.
Cost of goods sold
Cost of goods sold increased to $260.1 million for the three months ended June 30, 2023 from $250.3 million for the three months ended June 30, 2022, an increase of $9.9 million, or 4%. The increase in cost of goods sold was primarily a result of a 2% increase in product sales volumes and higher shipping and wood pellet procurement costs, offset by decreased fiber procurement and plant operating costs. The increase in shipping costs is primarily due to the increase in product sales volumes to our customers in Japan. The cost of goods sold excludes $4.2 million inclusive of depreciation and amortization of $0.3 million, which is reflected as inventory in connection with the Deferred Gross Margin Transactions (see above, “Accounting for Wood Pellets Sale Contracts as a Financing Arrangement (“Deferred Gross Margin Transactions”)”).
Adjusted gross margin and adjusted gross margin per metric ton

	Three Months Ended June 30,		Change
	2023	2022
	(in thousands, except per metric ton)
Reconciliation of gross margin to adjusted gross margin and adjusted gross margin per metric ton:
Gross margin(1)	$10,444	$16,816	$(6,372)
Loss on disposal of assets and impairment of assets	3,177	2,282	895
Non-cash equity-based compensation and other expense	363	567	(204)
Depreciation and amortization	28,141	26,948	1,193
Changes in unrealized derivative instruments	(726)	2,145	(2,871)
Acquisition and integration costs and other	—	(244)	244
Support Payments	—	6,236	(6,236)
Adjusted gross margin	$41,399	$54,750	$(13,351)
Metric tons sold	1,302	1,275	27
Gross margin per metric ton	$8.02	$13.19	$(5.17)
Adjusted gross margin per metric ton	$31.80	$42.94	$(11.14)
(1)Gross margin is defined as net revenue less cost of goods sold (including related depreciation and amortization and loss on disposal of assets).
We earned gross margin of $10.4 million, or $8.02 per MT, for the three months ended June 30, 2023 compared to $16.8 million, or $13.19 per MT, for the three months ended June 30, 2022. The decrease in gross margin was primarily due to the aforementioned increase in cost of goods sold.
We earned adjusted gross margin of $41.4 million, or $31.80 per MT, for the three months ended June 30, 2023 compared to $54.8 million, or $42.94 per MT, for the three months ended June 30, 2022. The decrease in adjusted gross margin was primarily due to the aforementioned increase in cost of goods sold and a decrease of Support Payments during the three months ended June 30, 2023 compared to the three months ended June 30, 2022.
Selling, general, administrative, and development expenses
Selling, general, administrative, and development expenses were $22.0 million and $27.7 million for the three months ended June 30, 2023 and 2022, respectively. The $5.7 million decrease in total selling, general, administrative, and development expenses is primarily due to a decrease in acquisition and integration costs and other of $3.8 million during the three months ended June 30, 2023 compared to three months ended June 30, 2022. Selling, general, administrative, and development expenses excludes employee severance expenses and non-cash equity-based compensation recorded in restructuring inclusive of severance expenses for the three months ended June 30, 2023.

Restructuring inclusive of severance expenses
During the three months ended June 30, 2023, total restructuring and related expenses were $13.6 million and consisted of $2.7 million of cash-based employee severance expenses, $10.4 million of non-cash equity-based compensation, $0.3 million of accelerated leasehold improvement depreciation, and $0.2 million impairment of right-of-use assets related to an office lease.
Depreciation and amortization
Depreciation and amortization expenses were $30.0 million and $28.8 million for the three months ended June 30, 2023 and 2022, respectively, primarily due to assets placed in service since June 30, 2022. Depreciation and amortization expense excludes accelerated leasehold improvement depreciation recorded in restructuring inclusive of severance expenses for the three months ended June 30, 2023.
Total interest expense
We incurred $28.8 million and $14.0 million of total interest expense during the three months ended June 30, 2023 and 2022, respectively. The increase in total interest expense from the prior year was primarily attributable to $11.6 million interest expense associated with the Deferred Gross Margin Transactions (see above, “Accounting for Wood Pellets Sale Contracts as a Financing Arrangement (“Deferred Gross Margin Transactions”)”), higher interest rates under our senior secured revolving credit facility, interest expense on the senior secured credit term loan facility outstanding only during the three months ended June 30, 2023 and decreased capitalized interest related to construction in progress primarily due to the Lucedale plant, Pascagoula terminal, and expansion assets place in service during 2022.
Income tax
We recorded an insignificant income tax expense for the three months ended June 30, 2023 and an insignificant income tax benefit for the three months ended June 30, 2022.
Adjusted net loss

	Three Months Ended June 30,		Change
	2023	2022
	(in thousands)
Reconciliation of net loss to adjusted net loss:
Net loss	$(55,776)	$(27,342)	$(28,434)
Acquisition and integration costs and other	—	3,591	(3,591)
Support Payments	—	6,236	(6,236)
Adjusted net loss	$(55,776)	$(17,515)	$(38,261)

Adjusted EBITDA

	Three Months Ended June 30,		Change
	2023	2022
	(in thousands)
Reconciliation of net loss to adjusted EBITDA:
Net loss	$(55,776)	$(27,342)	$(28,434)
Add:
Depreciation and amortization(1)	30,278	28,833	1,445
Total interest expense	28,830	13,959	14,871
Income tax expense (benefit)	11	(2)	13
Non-cash equity-based compensation and other expense(2)	17,223	9,763	7,460
Loss on disposal of assets and impairment of assets(3)	3,393	2,282	1,111
Changes in unrealized derivative instruments	(726)	2,145	(2,871)
Cash-based restructuring inclusive of severance expense	2,725	—	2,725
Acquisition and integration costs and other	—	3,592	(3,592)
Support Payments	—	6,236	(6,236)
Adjusted EBITDA	$25,958	$39,466	$(13,508)
(1)Includes $0.3 million of accelerated leasehold improvement depreciation in connection with the restructuring expenses.
(2)Includes $10.4 million of non-cash equity-based compensation in connection with the restructuring expenses.
(3)Includes $0.2 million of impairment of right-of-use assets related to an office lease in connection with the restructuring expenses.
We generated adjusted EBITDA of $26.0 million for the three months ended June 30, 2023 compared to $39.5 million for the three months ended June 30, 2022. The $13.5 million decrease was primarily attributable to the factors described above under the headings “Adjusted gross margin and adjusted gross margin per metric ton” and “Selling, general, administrative, and development expenses.’
Results of Operations
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

	Six Months Ended June 30,		Change
	2023	2022
	(in thousands)
Product sales	$548,398	$524,527	$23,871
Other revenue	22,589	4,776	17,813
Net revenue	570,987	529,303	41,684
Operating costs and expenses:
Cost of goods sold, excluding items below	513,358	461,312	52,046
Loss on disposal of assets	6,806	3,183	3,623
Selling, general, administrative, and development expenses	52,941	61,395	(8,454)
Restructuring inclusive of severance expenses	13,585	—	13,585
Depreciation and amortization	64,639	51,392	13,247
Total operating costs and expenses	651,329	577,282	74,047
Loss from operations	(80,342)	(47,979)	(32,363)
Other income (expense):
Interest expense	(40,665)	(23,929)	(16,736)
Interest expense on repurchase accounting	(51,931)	—	(51,931)
Total interest expense	(92,596)	(23,929)	(68,667)
Other income (expense), net	326	(727)	1,053
Net loss before income tax expense (benefit)	(172,612)	(72,635)	(99,977)
Income tax expense	23	14	9
Net loss	$(172,635)	$(72,649)	$(99,986)

Net revenue
Revenue related to product sales for wood pellets produced or procured by us increased to $548.4 million in the six months ended June 30, 2023 from $524.5 million in the six months ended June 30, 2022. The $23.9 million, or 5%, increase was primarily attributable to a 5% increase in product sales volumes for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. Product sales exclude the gross proceeds of $31.3 million related to the sale of approximately 0.1 MT of wood pellets during the six months ended June 30, 2023 pursuant to the Deferred Gross Margin Transactions (see above, “Accounting for Wood Pellets Sale Contracts as a Financing Arrangement (“Deferred Gross Margin Transactions”)”).
Other revenue for the six months ended June 30, 2023 and 2022 included $18.8 million and $2.3 million, respectively, in payments to us for adjusting deliveries under our take-or-pay off-take contracts, which otherwise would have been included in product sales and which was recognized under a breakage model based on when the pellets would have been loaded.
Cost of goods sold
Cost of goods sold increased to $513.4 million for the six months ended June 30, 2023 from $461.3 million for the six months ended June 30, 2022, an increase of $52.0 million, or 11%. The increase in cost of goods sold was primarily a result of 5% increase in product sales volumes and incremental fiber procurement, plant operating, and shipping costs. The increase in shipping costs was primarily due to the increase in product sales volumes to our customers in Japan. The cost of goods sold excludes $29.3 million inclusive of depreciation and amortization of $2.5 million, which is reflected as inventory in connection with the Deferred Gross Margin Transactions (see above, “Accounting for Wood Pellets Sale Contracts as a Financing Arrangement”). During the three months ended March 31, 2022, the Omicron variant of COVID-19 significantly impacted our operations and resulted in $13.9 million of incremental costs and the war in Ukraine impacted our operations and resulted in $5.1 million of incremental costs. Furthermore, during the six months ended June 30, 2022, we incurred incremental cost of goods sold from the on-going ramp of the Lucedale plant and the commencement of operations of the Pascagoula terminal.
Adjusted gross margin and adjusted gross margin per metric ton

	Six Months Ended June 30,		Change
	2023	2022
	(in thousands, except per metric ton)
Reconciliation of gross margin to adjusted gross margin and adjusted gross margin per metric ton:
Gross margin(1)	$(10,291)	$16,555	$(26,846)
Loss on disposal of assets and impairment of assets	6,974	3,183	3,791
Non-cash equity-based compensation and other expense	3,618	1,301	2,317
Depreciation and amortization	61,114	48,254	12,860
Changes in unrealized derivative instruments	(728)	535	(1,263)
Acquisition and integration costs and other	—	2,557	(2,557)
Effects of COVID-19	—	13,942	(13,942)
Effects of the war in Ukraine	—	5,051	(5,051)
Support Payments	2,050	14,085	(12,035)
Adjusted gross margin	$62,737	$105,463	$(42,726)
Metric tons sold	2,492	2,371	121
Gross margin per metric ton	$(4.13)	$6.98	$(11.11)
Adjusted gross margin per metric ton	$25.18	$44.48	$(19.31)
(1)Gross margin is defined as net revenue less cost of goods sold (including related depreciation and amortization and loss on disposal of assets).
We earned gross margin of $(10.3) million, or $(4.13) per MT, for the six months ended June 30, 2023 compared to $16.6 million, or $6.98 per MT, for the six months ended June 30, 2022. The decrease in gross margin was primarily due to the aforementioned increase in cost of goods sold.
We earned adjusted gross margin of $62.7 million, or $25.18 per MT, for the six months ended June 30, 2023 compared to $105.5 million, or $44.48 per MT, for the six months ended June 30, 2022. The decrease in adjusted gross margin was primarily due to the aforementioned increase in cost of goods sold and a decrease of Support Payments during the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Selling, general, administrative, and development expenses
Selling, general, administrative, and development expenses were $52.9 million and $61.4 million for the six months ended June 30, 2023 and 2022, respectively. The $8.5 million decrease in total selling, general, administrative, and development expenses is primarily due to the decrease in acquisition and integration costs and other of $11.8 million partially offset by an increase of $2.6 million in professional services during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Selling, general, administrative, and development expenses excludes employee severance expenses and non-cash equity-based compensation recorded in restructuring inclusive of severance expenses for the six months ended June 30, 2022.
Restructuring inclusive of severance expenses
During the six months ended June 30, 2023, total restructuring and related expenses were $13.6 million and consisted of $2.7 million of cash-based employee severance expenses, $10.4 million of non-cash equity-based compensation, $0.3 million of accelerated leasehold improvement depreciation, and $0.2 million impairment of right-of-use assets related to an office lease.
Depreciation and amortization
Depreciation and amortization expense were $64.6 million and $51.4 million for the six months ended June 30, 2023 and 2022, respectively, primarily due to the Lucedale plant, Pascagoula terminal, and expansion assets placed in service during the six months ended June 30, 2022. Depreciation and amortization expense excludes accelerated leasehold improvement depreciation recorded in restructuring inclusive of severance expenses for the six months ended June 30, 2023.
Total interest expense
We incurred $92.6 million and $23.9 million of total interest expense during the six months ended June 30, 2023 and 2022, respectively. The increase in interest expense from the prior year was primarily attributable to $51.9 million interest expense associated with the Deferred Gross Margin Transactions (see above, “Accounting for Wood Pellets Sale Contracts as a Financing Arrangement (“Deferred Gross Margin Transactions”)”), interest expense on the senior secured term loan facility term loan outstanding only during the six months ended June 30, 2023, and decreased capitalized interest related to construction in progress primarily due to the Lucedale plant, Pascagoula terminal, and expansion assets placed in service during 2022.
During the three months ended March 31, 2023 and June 30, 2023, we incurred $40.4 million and $11.5 million, respectively, of interest expense associated with the Deferred Gross Margin Transactions, the timing of which is based on the estimated timing of when the future purchases under the existing purchase agreements will occur. The decrease in interest expense resulted from discussions with the counterparty during the three months ended June 30, 2023 regarding the existing purchase agreements that have resulted in future purchases being now estimated to occur later than previously estimated.
Income tax
We recorded an insignificant income tax expense for the six months ended June 30, 2023 and an insignificant income tax benefit during the six months ended June 30, 2022.
Adjusted net loss

	Six Months Ended June 30,		Change
	2023	2022
	(in thousands)
Reconciliation of net loss to adjusted net loss:
Net loss	$(172,635)	$(72,649)	$(99,986)
Acquisition and integration costs and other	—	14,369	(14,369)
Effects of COVID-19	—	15,189	(15,189)
Effects of the war in Ukraine	—	5,051	(5,051)
Support Payments	2,050	14,085	(12,035)
Adjusted net loss	$(170,585)	$(23,955)	$(146,630)

Adjusted EBITDA

	Six Months Ended June 30,		Change
	2023	2022
	(in thousands)
Reconciliation of net loss to adjusted EBITDA:
Net loss	$(172,635)	$(72,649)	$(99,986)
Add:
Depreciation and amortization(1)	64,952	51,392	13,560
Total interest expense	92,596	23,929	68,667
Income tax expense	23	14	9
Non-cash equity-based compensation and other expense(2)	33,229	20,917	12,312
Loss on disposal of assets and impairment of assets(3)	7,190	3,183	4,007
Changes in unrealized derivative instruments	(728)	535	(1,263)
Cash-based restructuring inclusive of severance expense	2,725	—	2,725
Acquisition and integration costs and other	—	14,370	(14,370)
Effects of COVID-19	—	15,189	(15,189)
Effects of the war in Ukraine	—	5,051	(5,051)
Support Payments	2,050	14,085	(12,035)
Adjusted EBITDA	$29,402	$76,016	$(46,614)
(1)Includes $0.3 million of accelerated leasehold improvement depreciation in connection with the restructuring expenses.
(2)Includes $10.4 million of non-cash equity-based compensation in connection with the restructuring expenses.
(3)Includes $0.2 million of impairment of right-of-use assets related to an office lease in connection with the restructuring expenses.
We generated adjusted EBITDA of $29.4 million for the six months ended June 30, 2023 compared to $76.0 million for the six months ended June 30, 2022. The $46.6 million decrease was primarily attributable to the factors described above under the headings “Adjusted gross margin and adjusted gross margin per metric ton” and “Selling, general, administrative, and development expenses.”
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
Our liquidity as of June 30, 2023, which included cash on hand and availability under our $570.0 million senior secured revolving credit facility, was $565.6 million.
Cash Dividends
During the three months ended March 31, 2023, we declared dividends of $0.905 per common share totaling $60.9 million. The Board evaluated the Company’s business strategy and opportunities and determined on May 2, 2023 to not pay dividends at that time and to focus our financial resources primarily on increasing our asset base through organic growth primarily on construction of greenfield facilities and expansion and optimization of our plants as well as inorganic growth through acquisitions. Our Board may decide to pay regular cash dividends to holders of our common stock in the future at their sole discretion. Our Board’s determination with respect to any such dividends, including the record date, the payment date, and the actual amount of the dividend, will depend upon our results of operations, financial condition, liquidity, capital requirements, contractual restrictions, restrictions imposed by applicable law, and other factors that the Board deems relevant at the time of such determination.
Stock Repurchase Program
On May 2, 2023, our Board adopted a program for the possible opportunistic repurchase of up to $100.0 million of our common stock. Purchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise. The manner, timing, and amount of any purchases will be determined based on our evaluation of market conditions, stock price, compliance with outstanding agreements and other factors, may be commenced or suspended at any time without notice and does not obligate the Company to purchase shares during any period or at all. We did not make any repurchases under the program in the three months ended June 30, 2023.
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
We plan to invest $335.0 million to $365.0 million in capital expenditures in 2023. Of that amount, we expect to invest (1) $240.0 million to $260.0 million primarily on the development and construction of the Epes and Bond plants, (2) $75.0 million to $85.0 million primarily on expansion and optimization of our plants, and (3) $20.0 million on maintenance capital expenditures. The decrease from our previous capital expenditures plan, which was $365.0 million to $415.0 million, is primarily driven by updated timing of cash flow spending curves related to the Epes, and Bond projects, partially offset by higher expected spending on several smaller growth projects. The lower spending does not impact the planned in-service dates of Epes and Bond. During the six months ended June 30, 2023, we have invested $136.9 million in capital expenditures.
Our current financing strategy is to fund acquisitions and construction activities with a combination of cash from operations and debt.
Cash Flows
The following table sets forth a summary of our net cash flows from operating, investing and financing activities for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$29,779	$(68,891)
Net cash used in investing activities	(136,871)	(102,405)
Net cash provided by financing activities	11,637	201,234
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(95,455)	$29,938

Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities was $29.8 million and net cash used in operating activities was $68.9 million for the six months ended June 30, 2023 and 2022, respectively. The $98.7 million increase in net cash provided by operating activities was primarily due to changes in working capital of $123.6 million. The increase of $101.8 million in the change of deferred revenue is the primary contributor to the changes in working capital in the six months ended June 30, 2023.
Cash Used in Investing Activities
Net cash used in investing activities was $136.9 million and $102.4 million for the six months ended June 30, 2023 and 2022, respectively. The $34.5 million increase in cash used in investing activities during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to the construction of the Epes plant.
Cash Provided by Financing Activities
Net cash provided by financing activities was $11.6 million and $201.2 million for the six months ended June 30, 2023 and 2022, respectively. The $189.6 million decrease in net cash provided by financing activities during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily attributable to a net increase in payments on debt of $182.7 million, which includes a net principal payment of $281.5 million during the six months ended June 30, 2023 to reduce the balance outstanding under our senior secured revolving credit facility using the proceeds of the converted Series A Preferred Stock and the net proceeds from the term loan issuance, and a net decrease of $85.1 million in proceeds from the stock issuances, which were partially offset by a decrease in cash dividends of $48.6 million.
Off‑Balance Sheet Arrangements
As of June 30, 2023, we did not have any off‑balance sheet arrangements.
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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Enviva’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023, because of the material weakness in our internal control over financial reporting described in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A of Part II of our Annual Report on our 2022 Form 10-K.
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

•Enhance the level of precision at which our internal controls over financial reporting relating to customer asset recoverability assessments are performed and
•Improve our documentation to strengthen the support for the judgments applied in the recoverability analyses
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
On November 3, 2022, a putative securities class action lawsuit was filed in federal district court in the District of Maryland against Enviva, John Keppler, and Shai Even. On April 3, 2023, the lead plaintiff filed its amended complaint adding Jason E. Paral, Michael A. Johnson, Jennifer Jenkins, Don Calloway, and a number of underwriters of the Company’s stock offering made pursuant to the Company’s registration statement and prospectus dated January 19, 2022 as named defendants. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder as well as Sections 11 and 15 of the Securities Act based on allegations that the Company made materially false and misleading statements regarding the Company’s business, operations, and compliance policies, particularly relating to its ESG practices. Specifically, the lawsuit alleges that the Company’s statements were misleading as to the environmental sustainability of the Company’s wood pellet production and procurement and the impact such statements would have on the Company’s financials and growth potential. The lawsuit seeks unspecified damages, equitable relief, interest and costs, and attorneys’ fees. The parties completed briefing on Enviva’s motion to dismiss the amended complaint on August 1, 2023 and it is now before the court for consideration. Enviva has insurance coverage that, we believe, will cover some or all of its liabilities related to the defense of this matter. However, litigation is inherently uncertain and we cannot be certain that our coverage will be adequate for liabilities actually incurred. Enviva believes the case is without merit and intends to vigorously defend the matter.
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
Item 5. Other Information
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
The information required by this Item 6 is set forth in the Exhibit Index accompanying the Quarterly Report on Form 10-Q and is incorporated herein by reference.
EXHIBIT INDEX

Exhibit Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation of Enviva Inc. (Exhibit 3.1, Form 8-K filed June 15, 2023, File No. 001-37363)
3.2	Bylaws of Enviva Inc. (Exhibit 3.1, Form 8-K filed November 8, 2022, File No. 001-37363)
4.1	Certificate of Designations of the Series A Preferred Stock of the Company, dated March 20, 2023 (Exhibit 4.1, Form 8-K filed March 24. 2023, File No. 001-37363)
4.2	Registration Rights Agreement, dated March 20, 2023 (Exhibit 4.2, Form 8-K filed March 24. 2023, File No. 001-37363)
10.1†
Seventh Amended and Restated Employment Agreement, dated May 1, 2023, by and between Enviva Management Company, LLC and William H. Schmidt, Jr. (Exhibit 10.5, Form 10-Q filed May 4, 2023, File No. 001-37363)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101
The following financial information from Enviva Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Changes in Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Condensed Consolidated Financial Statements

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

Date: August 2, 2023
	By:	/s/ Shai S. Even
Shai S. Even
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)