Form 10-Q
period 2023-09-30
Enviva Inc.
filed 2023-11-09
CIK 1592057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 3, 2023, 74,496,537 shares of common stock were outstanding.

ENVIVA INC.
QUARTERLY REPORT ON FORM 10‑Q
i

CAUTIONARY STATEMENT REGARDING FORWARD‑LOOKING STATEMENTS
Certain statements and information in this Quarterly Report on Form 10‑Q (this “Quarterly Report”) may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” or other similar expressions are intended to identify forward‑looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. Although management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts of our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from those in our historical experience and our present expectations or projections. Factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:
•our ability to continue as a going concern;
•our ability to remain in compliance with the covenants under our senior secured credit facility and other debt instruments or to otherwise mitigate the impact of such terms;
•our ability to renegotiate, restructure or mitigate the terms of the Q4 2022 Transactions (as defined below) or to renegotiate other customer contracts;
•our ability to successfully execute cost-reduction and productivity initiatives on the anticipated timeline or at all;
•the outcome and timing of our comprehensive review;
•the volume and quality of products that we are able to produce or source and sell, which could be adversely affected by, among other things, operating or technical difficulties at our wood pellet production plants or deep-water marine terminals;
•the prices at which we are able to sell our products, including changes in spot prices;
•our ability to capitalize on higher spot prices and contract flexibility in the future, which is subject to fluctuations in pricing and demand;
•the possibility that current market prices may not continue and therefore, in the future, we may not be able to make spot sales and may need to make spot purchases at higher prices;
•impairment of goodwill, intangible assets, and other long-lived assets;
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
•changes to our leadership and management team;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
ENVIVA INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except par value and number of shares)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$315,202	$3,417
Accounts receivable	200,199	169,847
Other accounts receivable	12,574	8,950
Inventories	192,361	158,884
Short-term customer assets	25,742	21,546
Prepaid expenses and other current assets	12,369	7,695
Total current assets	758,447	370,339
Property, plant, and equipment, net	1,663,386	1,584,875
Operating lease right-of-use assets	96,079	102,623
Goodwill	103,928	103,928
Long-term restricted cash	125,475	247,660
Long-term customer assets	106,030	118,496
Other long-term assets	40,236	23,519
Total assets	$2,893,581	$2,551,440
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$47,747	$37,456
Accrued and other current liabilities	155,606	146,497
Customer liabilities	32,478	75,230
Current portion of interest payable	17,347	32,754
Current portion of long-term debt and finance lease obligations	16,336	20,993
Deferred revenue	54,120	32,840
Financial liability pursuant to repurchase accounting	212,119	111,913
Total current liabilities	535,753	457,683
Long-term debt and finance lease obligations	1,806,091	1,571,766
Long-term operating lease liabilities	108,301	115,294
Deferred tax liabilities, net	2,106	2,107
Long-term deferred revenue	114,962	41,728
Other long-term liabilities	64,050	76,106
Total liabilities	2,631,263	2,264,684
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, $0.001 par value, 100,000,000 shares authorized, none issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.001 par value, 600,000,000 shares authorized, 74,496,537 and 66,966,092 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	74	67
Additional paid-in capital	735,882	502,554
Accumulated deficit	(426,245)	(168,307)
Accumulated other comprehensive income	219	197
Total Enviva Inc.’s shareholders’ equity	309,930	334,511
Noncontrolling interests	(47,612)	(47,755)
Total shareholders’ equity	262,318	286,756
Total liabilities and shareholders’ equity	$2,893,581	$2,551,440
See accompanying notes to condensed consolidated financial statements.

ENVIVA INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Product sales	$306,949	$322,978	$855,347	$847,505
Other revenue	13,688	2,682	36,277	7,458
Net revenue	320,637	325,660	891,624	854,963
Operating costs and expenses:
Cost of goods sold, excluding items below	268,221	257,542	781,579	718,854
Impairment of assets	21,220	—	21,220	—
Loss on disposal of assets	4,384	4,035	11,190	7,218
Selling, general, administrative, and development expenses	27,582	30,407	80,523	91,802
Restructuring inclusive of related severance expenses	6,257	—	19,842	—
Depreciation and amortization	36,405	34,930	101,044	86,322
Total operating costs and expenses	364,069	326,914	1,015,398	904,196
Loss from operations	(43,432)	(1,254)	(123,774)	(49,233)
Other (expense) income:
Interest expense	(21,620)	(18,704)	(62,285)	(42,633)
Interest expense on repurchase accounting	(22,143)	—	(74,074)	—
Total interest expense	(43,763)	(18,704)	(136,359)	(42,633)
Other income, net	2,190	1,671	2,516	944
Total other expense, net	(41,573)	(17,033)	(133,843)	(41,689)
Net loss before income taxes	(85,005)	(18,287)	(257,617)	(90,922)
Income tax expense	155	12	178	26
Net loss	(85,160)	(18,299)	(257,795)	(90,948)
Less net (income) loss attributable to noncontrolling interests	(35)	43	(143)	48
Net loss attributable to Enviva Inc.	$(85,195)	$(18,256)	$(257,938)	$(90,900)
Loss per common share:
Basic and diluted	$(1.14)	$(0.29)	$(3.69)	$(1.41)
Weighted-average number of shares outstanding:
Basic and diluted	74,447	66,724	70,126	66,125
See accompanying notes to condensed consolidated financial statements.

ENVIVA INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(85,160)	$(18,299)	$(257,795)	$(90,948)
Other comprehensive loss, net of tax of $0
Currency translation adjustment	28	(96)	22	(201)
Total comprehensive loss	(85,132)	(18,395)	(257,773)	(91,149)
Less comprehensive (income) loss attributable to noncontrolling interests	(35)	43	(143)	48
Comprehensive loss attributable to Enviva Inc.	$(85,167)	$(18,352)	$(257,916)	$(91,101)
See accompanying notes to condensed consolidated financial statements.

ENVIVA INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(In thousands)
(Unaudited)

	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Equity Attributable to Enviva Inc.	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount

Shareholders’ equity, December 31, 2022	66,966	$67	$502,554	$(168,307)	$197	$334,511	$(47,755)	$286,756
Dividends declared	—	—	(60,940)	—	—	(60,940)	—	(60,940)
Common shares issued in lieu of dividends	188	—	8,698	—	—	8,698	—	8,698
Payments for withholding tax and number of shares issued associated with Long-Term Incentive Plan vesting	574	1	(15,265)	—	—	(15,264)	—	(15,264)
Non-cash equity-based compensation and other costs	—	—	16,708	—	—	16,708	—	16,708
Support Payments	—	—	9,821	—	—	9,821	—	9,821
Other comprehensive income	—	—	—	—	1	1	—	1
Net loss	—	—	—	(116,899)	—	(116,899)	40	(116,859)
Shareholders’ equity, March 31, 2023	67,728	$68	$461,576	$(285,206)	$198	$176,636	$(47,715)	$128,921
Dividend equivalent rights on performance-based restricted stock units forfeited	—	—	342	—	—	342	—	342
Conversion of Series A Preferred Stock to common shares	6,605	6	247,924	—	—	247,930	—	247,930
Payments for withholding tax and number of shares issued associated with Long-Term Incentive Plan vesting	82	—	(370)	—	—	(370)	—	(370)
Non-cash equity-based compensation and other costs	—	—	17,314	—	—	17,314	—	17,314
Other comprehensive loss	—	—	—	—	(7)	(7)	—	(7)
Net loss	—	—	—	(55,844)	—	(55,844)	68	(55,776)
Shareholders’ equity, June 30, 2023	74,415	$74	$726,786	$(341,050)	$191	$386,001	$(47,647)	$338,354
Dividend equivalent rights on performance-based restricted stock units forfeited	—	—	2,258	—	—	2,258	—	2,258
Conversion of Series A Preferred Stock to common shares	—	—	(24)	—	—	(24)	—	(24)
Payments for withholding tax and number of shares issued associated with Long-Term Incentive Plan vesting	81	—	(417)	—	—	(417)	—	(417)
Non-cash equity-based compensation and other costs	—	—	7,279	—	—	7,279	—	7,279
Other comprehensive income	—	—	—	—	28	28	—	28
Net loss	—	—	—	(85,195)	—	(85,195)	35	(85,160)
Shareholders’ equity, September 30, 2023	74,496	$74	$735,882	$(426,245)	$219	$309,930	$(47,612)	$262,318
See accompanying notes to condensed consolidated financial statements.

ENVIVA INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Continued)
(In thousands)
(Unaudited)

	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Equity Attributable to Enviva Inc.	Noncontrolling Interests	Total Shareholders’ Equity

	Shares	Amount
Shareholders’ equity, December 31, 2021	61,138	$61	$317,998	$—	$299	$318,358	$(47,694)	$270,664
Dividends declared	—	—	(58,957)	—	—	(58,957)	—	(58,957)
Issuance of common shares, net	4,945	5	333,186	—	—	333,191	—	333,191
Common shares issued in lieu of dividends	110	—	7,839	—	—	7,839	—	7,839
Payments for withholding tax and number of shares issued associated with Long-Term Incentive Plan vesting	366	1	(16,365)	—	—	(16,364)	—	(16,364)
Non-cash equity-based compensation and other costs	—	—	10,235	—	—	10,235	—	10,235
Other comprehensive loss	—	—	—	—	(32)	(32)	—	(32)
Net loss	—	—	—	(45,307)	—	(45,307)	—	(45,307)
Shareholders’ equity, March 31, 2022	66,559	$67	$593,936	$(45,307)	$267	$548,963	$(47,694)	$501,269
Dividends declared	—	—	(61,837)	—	—	(61,837)	—	(61,837)
Issuance of common shares, net	—	—	(428)	—	—	(428)	—	(428)
Common shares issued in lieu of dividends	105	—	8,349	—	—	8,349	—	8,349
Payments for withholding tax and number of shares issued associated with Long-Term Incentive Plan vesting	8	—	(213)	—	—	(213)	—	(213)
Non-cash equity-based compensation and other expense	—	—	9,848	—	—	9,848	—	9,848
Support Payments	—	—	4,197	—	—	4,197	—	4,197
Other comprehensive loss	—	—	—	—	(73)	(73)	—	(73)
Net loss	—	—	—	(27,337)	—	(27,337)	(5)	(27,342)
Shareholders’ equity, June 30, 2022	66,672	$67	$553,852	$(72,644)	$194	$481,469	$(47,699)	$433,770
Dividends declared	—	—	(62,044)	—	—	(62,044)	—	(62,044)
Issuance of common shares, net	—	—	(38)	—	—	(38)	—	(38)
Common shares issued in lieu of dividends	124	—	8,443	—	—	8,443	—	8,443
Payments for withholding tax and number of shares issued associated with Long-Term Incentive Plan vesting	8	—	(235)	—	—	(235)	—	(235)
Non-cash equity-based compensation and other expense	—	—	10,169	—	—	10,169	—	10,169
Support Payments	—	—	9,821	—	—	9,821	—	9,821
Other comprehensive loss	—	—	—	—	(96)	(96)	—	(96)
Net loss	—	—	—	(18,256)	—	(18,256)	(43)	(18,299)
Shareholders’ equity, September 30, 2022	66,804	$67	$519,968	$(90,900)	$98	$429,233	$(47,742)	$381,491
See accompanying notes to condensed consolidated financial statements.

ENVIVA INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(257,795)	$(90,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	102,292	86,322
Interest expense pursuant to repurchase accounting	74,074	—
Amortization of debt issuance costs, debt premium, and original issue discounts	1,944	2,055
Impairment of assets and loss on disposal of assets	32,626	7,218
Deferred taxes	178	—
Non-cash equity-based compensation and other expense	39,759	30,222
Other	—	958
Fair value changes in derivatives	1,312	4,673
Unrealized loss (gain) on foreign currency transactions, net	43	(208)
Change in operating assets and liabilities:
Accounts and other receivables	(31,228)	(9,654)
Prepaid expenses and other current and long-term assets	5,000	(32,564)
Inventories	(781)	(24,609)
Finished goods subject to repurchase accounting	(30,267)	—
Derivatives	1,391	(3,983)
Accounts payable, accrued liabilities, and other current liabilities	(21,854)	4,144
Deferred revenue	94,514	(180)
Accrued interest	(15,407)	(9,045)
Other long-term liabilities	(21,398)	(15,953)
Net cash used in operating activities	(25,597)	(51,552)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(212,529)	(162,449)
Payment for acquisition of a business	—	(5,000)
Net cash used in investing activities	(212,529)	(167,449)
Cash flows from financing activities:
Principal proceeds on senior secured revolving credit facility, net	132,546	1,000
Proceeds from debt issuance	102,900	278,571
Proceeds from capital contribution of New Market Tax Credit financing	—	12,307
Principal payments on other long-term debt and finance lease obligations	(20,309)	(28,134)
Cash paid related to debt issuance costs and deferred offering costs	(1,769)	(5,376)
Support Payments received	9,821	14,018
Proceeds from sale of finished goods subject to repurchase accounting, net	30,505	—
Proceeds from issuance of Series A Preferred Stock, net, which was converted into common stock	247,900	—
Proceeds from issuance of Enviva Inc. common shares, net	—	332,970
Cash dividends	(57,104)	(158,356)
Payment for withholding tax associated with Long-Term Incentive Plan vesting	(16,764)	(16,812)
Net cash provided by financing activities	427,726	430,188
Net increase in cash, cash equivalents, and restricted cash	189,600	211,187
Cash, cash equivalents, and restricted cash, beginning of period	251,077	18,518
Cash, cash equivalents, and restricted cash, end of period	$440,677	$229,705
See accompanying notes to condensed consolidated financial statements.

ENVIVA INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Non-cash investing and financing activities:
Property, plant, and equipment acquired included in accounts payable and accrued liabilities	$20,169	$852
Supplemental information:
Interest paid, net of capitalized interest	$76,075	$48,689
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
(2) Liquidity and Going Concern Evaluation
Under Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company is required each reporting period, including interim periods, to evaluate whether there is substantial doubt regarding its ability to continue as a going concern. The accompanying unaudited Condensed Consolidated Financial Statements are prepared in accordance with GAAP applicable to a going concern. This presentation contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described below.
In its going concern evaluation, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within twelve months of the filing of this Quarterly Report on Form 10-Q and considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, and the Company’s conditional and unconditional obligations before such date.

ENVIVA INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share, and unless otherwise noted)
The Company has incurred net losses of $257.8 million and $168.4 million for the nine months ended September 30, 2023 and the year ended December 31, 2022, respectively, and negative cash flow from operating activities of $25.6 million and $88.8 million, respectively for the same periods. As of September 30, 2023, the Company had $315.2 million in cash and cash equivalents, $125.5 million of restricted cash, and no availability under our revolving credit facility, resulting in total liquidity of $440.7 million. Our future profitability and liquidity are expected to be negatively impacted by the following matters which have resulted in substantial doubt about the Company’s ability to continue as a going concern.
Sale and Purchase Transactions
As previously disclosed, during the three months ended December 31, 2022, we entered into agreements with a customer to purchase approximately 1.8 million MT of wood pellets between 2023 and 2025 (the “new purchase agreements”). The new purchase agreements were priced at market prices in effect at the time of the agreements. At that time, we entered into additional wood pellet sales contracts (“new sales contracts,” together with the new purchase agreements, the “Q4 2022 Transactions”) that together with the existing sales contracts totaled approximately 2.8 million MT with deliveries between 2022 and 2026. Under the Q4 2022 Transactions, the volumes we agreed to purchase during this period exceeded the volumes we agreed to sell. In addition, due to pricing dynamics at the time of the Q4 2022 Transactions, the fixed price per MT that we agreed to pay for the purchased volumes was significantly higher than the sales prices per MT under the pre-existing sales contracts for the corresponding periods. As a result, our ability to profit from these agreements was dependent on our ability to resell the purchased wood pellets under short-term contracts or spot agreements at sales prices higher than the purchase price, thus increasing our exposure to fluctuations in the wood pellet market. At the time that we entered into these purchase contracts, we believed that the global wood pellet market was substantially short for the foreseeable future and these incremental contracted purchases provided us with an opportunity to flexibly capture margin in future periods as well as to reduce our exposure to further increases in wood pellet market prices by securing physical volumes to supplement any shortfalls in our produced volumes to satisfy long-term contracts. Market prices for wood pellets during 2023 have been well below the elevated spot market and forward prices experienced during the fourth quarter of 2022 and lower than the prices at which we agreed to purchase these volumes. As a result, the spread between the sale and purchase prices of the Q4 2022 Transactions and the anticipated loss on resale of those volumes has had, and absent a significant and near-term increase in wood pellet market pricing, will continue to have through 2025, a negative impact on our profitability, cash flows, and liquidity.
As of September 30, 2023, the Company is obligated under the Q4 2022 Transactions to purchase approximately 1.7 million MT of wood pellets from this customer between 2023 and 2025, and the Company is obligated under the pre-existing sales agreements under long-term take-or-pay contracts to sell approximately 2.1 million MT of wood pellets to this customer between 2023 and 2026. With respect to the Q4 2022 Transactions, as of September 30, 2023, the Company has satisfied all sales obligations and is obligated to purchase approximately 1.7 million MT of wood pellets through 2025 for a total of approximately $641.4 million, of which 0.8 million MT for $296.3 million is related to 2023, 0.6 million MT for $233.3 million is related to 2024 and 0.3 million MT for $111.8 million is related to 2025.
As described above, we intended to sell the wood pellets that we are obligated to purchase to other customers under short-term contracts or spot agreements. Assuming sales based on forward Argus prices published on November 1, 2023 for the delivery dates of these volumes under the respective purchase contracts, the aggregate sales value of the volumes we have agreed to purchase would have been approximately $156.9 million in 2023, $134.1 million in 2024, and $67.0 million in 2025 which would indicate that resales of the volumes purchased under the Q4 2022 Transactions into the spot market would have a negative impact on our profitability, cash flows, and liquidity of $139.4 million in 2023, $99.2 million in 2024, and $44.8 million in 2025. As of the date of these interim financial statements there has been no significant changes to the Argus forward pricing since November 1, 2023. Similarly, given the current average sales prices per MT under our existing long-term take-or-pay contracts with other customers, using such volumes to satisfy delivery obligations under such contracts would not cover our loss on the purchases under the Q4 2022 Transactions and would have a negative impact on our profitability, cash flows, and liquidity.
If wood pellet prices do not increase significantly in the near term, the purchase obligations under the Q4 2022 Transactions would negatively impact the Company’s future profitability, cash flows, and liquidity and could negatively impact its ability to remain in compliance with its covenants under the Company’s senior secured credit facility. If the Company does not perform under the purchase obligations under the Q4 2022 Transactions, after a requisite cure period, the customer could terminate the contracts underlying the Q4 2022 Transactions and the pre-existing sales agreements, which would accelerate the Company’s payment obligations thereunder. Failure to make payments due upon termination of these contracts after all applicable cure periods have passed could result in defaults under the Company’s senior secured credit facility, which may result in cross-defaults or other consequences under the Company’s other debt facilities.

ENVIVA INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share, and unless otherwise noted)
The Company is in negotiations with the existing customer to restructure or renegotiate the terms of the Q4 2022 Transactions, and is considering other alternatives to mitigate the potential impact of the Q4 2022 Transactions on our profitability, cash flows, and liquidity. On November 2, 2023, the customer issued a notice of material breach under the contract that, if not cured or waived, would allow the customer to terminate its purchase and sale contracts with us and accelerate the payment thereunder. There can be no assurance that a new agreement or alternative will be reached or achieved or that any new agreement or alternative that is reached or that is achieved will allow the Company to continue to meet its debt covenants or to cure the notice of material breach.
The accounting treatment of the Q4 2022 Transactions is described further in Note 4, Revenue – Repurchase Accounting below.
Debt Covenants
The Company has a senior secured credit facility that matures on June 30, 2027 which provides for (1) revolving credit borrowings, (2) term loans, and (3) the issuance of commercial letters of credit. As of September 30, 2023, we had fully drawn $675.0 million under our senior secured credit facility. Under the senior secured credit facility, the Company is required to maintain (1) a maximum Total Leverage Ratio at or below 5.50 to 1.00 (or 5.75 to 1.00 during a Material Transaction Period, which is currently in effect) and (2) a minimum Interest Coverage Ratio of not less than 2.25 to 1.00. These covenants are tested as of the end of each fiscal quarter. As of September 30, 2023, we were in compliance with these covenants. However, based on operational challenges experienced at our plants during the first and second quarters of 2023 and a wood pellet market dynamic that has largely held market prices at levels unsupportive of creating margin through spot purchases or spot sales, the Company anticipates that, absent a cure, it may be in breach of each of these covenants under its senior secured credit facility as early as the reporting date for the measurement period ending December 31, 2023. In addition, a “going concern” or similar qualification in the audit opinion with respect to our financial statements for the year ended December 31, 2023 would be an independent event of default under our senior secured credit facility. Separately, a default or termination under the Q4 2022 Transactions described above or in connection with certain other customer contracts and the failure to make payments thereunder could result in a default under the senior secured credit facility, which may result in cross-defaults or other consequences under the Company’s other debt facilities. The senior secured credit facility and the Company’s other debt facilities are described in more detail below in Note 10, Long-Term Debt and Finance Lease Obligations and in Note 12, Long-Term Debt and Finance Lease Obligations to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022.
If the Company is no longer in compliance with such covenants and restrictions as of the date of the delivery of a Compliance Certificate (as defined in the Company’s credit agreement), the lenders under the senior secured credit facility may deliver notice of an event of default to the Company. Subject to the conditions of the senior secured credit facility, the lenders may at such time declare all outstanding principal and interest to be due and payable immediately and foreclose against the assets securing the borrowings. Further, acceleration of the senior secured credit facility would result in a cross-default of its obligations under certain other of the Company’s debt instruments. If the Company would be unable to obtain a waiver or forbearance of such covenants or defaults, to successfully renegotiate the terms of the senior secured credit facility, or to cure the potential covenant breach or default, and the lenders enforced one or more of their rights upon default and/or the default resulted in a cross-default under certain other of the Company’s debt instruments, the Company would be unable to meet its current obligations.
As of September 30, 2023 and December 31, 2022, we were in compliance with the covenants and restrictions associated with, and no events of default existed under, the senior secured credit facility. The Company has engaged legal and financial advisors to assist with a comprehensive review of alternatives to enhance its capital structure, augment liquidity and address contractual liabilities, which may include taking steps to cure any potential defaults or seeking forbearance, waivers or other alternatives to avoid an event of default. However, at the time of this filing, the Company has not secured a resolution to the potential breach of its covenants and restrictions under the senior secured credit facility.
Review of Liquidity and Operations
During the third quarter of 2023, we engaged in a review of certain strategic, operational and financial improvements and opportunities to improve the Company’s liquidity and profitability. To assist in such review, we engaged certain legal and financial advisors. During the three and nine months ended September 30, 2023, total direct and incremental expenses included in selling, general, administrative, and development expenses, attributable to such strategic review were $7.1 million.

ENVIVA INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share, and unless otherwise noted)
Management Evaluation
With the effects of the Q4 2022 Transactions and the potential for a covenant default under the Company’s senior secured credit facility and cross defaults or other consequences under the Company’s other debt facilities, the Company’s forecast of future cash flows indicates that such cash flows may not be sufficient for the Company to continue as a going concern.
The Company’s ability to continue as a going concern is contingent upon successful execution of management’s plans which include, without limitation, seeking to cure any potential breach of covenants, modifying our debt covenants to maintain compliance with the covenants and restrictions under the senior secured credit facility, restructuring the repurchase obligations under the Q4 2022 Transactions to alleviate the adverse liquidity impact of the Q4 2022 Transactions given current wood pellet market prices, and potentially raising additional capital, if any such capital is available on acceptable terms. However, such alternatives may not be achievable on favorable conditions, or at all, and these conditions and events in the aggregate raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s Condensed Consolidated Financial Statements do not include any adjustments that may result from the outcome of this uncertainty and have been prepared assuming the Company will continue as a going concern.
(3) Significant Accounting Policies
During interim periods, we follow the accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. We elaborate on the following policy given the significant decline in our market capitalization during 2023.
Goodwill
Goodwill represents the purchase price paid for acquired businesses in excess of the identifiable acquired assets and assumed liabilities. Goodwill is not amortized but we test goodwill for impairment annually. Beyond the annual impairment test, we monitor for any events that occur, or for any circumstances that change, such that it is more likely than not that the fair value of the reporting unit is less than its carrying amount.
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
As of September 30, 2023, the market capitalization of Enviva, Inc. exceeded the carrying amount of the Enviva Inc. reporting unit by 109%. If the market capitalization of Enviva Inc. ceases to exceed the carrying amount of the Enviva Inc. reporting unit, we would need to test goodwill for impairment, which would include estimating the control premium to add to the market capitalization in order to estimate the fair value of the reporting unit, Enviva Inc. The amount of any excess of the carrying amount of the shareholders’ equity of Enviva Inc. over the fair value of Enviva Inc. would be recognized as an impairment expense.
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
(4) Revenue
See Note 3, Revenue to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022.
Performance Obligations
As of September 30, 2023, the aggregate amount of consideration from contracts with customers allocated to the performance obligations that were unsatisfied or partially satisfied was approximately $18.8 billion. This amount excludes forward prices related to variable consideration including inflation, foreign currency, and commodity prices. Also, this amount excludes the effects of the related foreign currency derivative contracts as they do not represent contracts with customers. We expect to recognize approximately 2.0% of our remaining performance obligations during the remainder of 2023, an additional 9.0% in 2024, and the balance thereafter. Our off-take contracts expire at various times through 2045 and our terminal services contract with a customer expires in 2023.
Variable Consideration
For the three months ended September 30, 2023 and 2022, product sales revenue was reduced by $0.1 million and $0.7 million, respectively, related to performance obligations satisfied in previous periods. For the nine months ended September 30, 2023 and 2022, we recognized $0.1 million and $0.3 million, respectively, of product sales revenue related to performance obligations satisfied in previous periods. There was no variable consideration from our terminal services contract for the three and nine months ended September 30, 2023 and 2022.
Contract Balances
Accounts receivable related to product sales as of September 30, 2023 and December 31, 2022 were $154.5 million and $160.4 million, respectively. Of these amounts, $117.7 million and $136.1 million, as of September 30, 2023 and December 31, 2022, respectively, related to amounts that were not yet billable under our contracts with customers pending finalization of prerequisite billing documentation. The amounts that had not been billed are billed upon receipt of prerequisite billing documentation, where substantially all is typically billed one to two weeks after full loading of the vessel, and where the remaining balance is typically billed one to two weeks after discharge of the vessel. Accounts receivable also included $45.7 million and $9.4 million, as of September 30, 2023 and December 31, 2022, respectively, related to distribution costs recoverable from the customer through the cost pass-through mechanism where the costs and their recovery are included in cost of goods sold and amounts due from customers for adjusting deliveries under our take-or-pay contracts.
Customer Assets
As of September 30, 2023, the balance of the customer assets was $131.8 million, which relate to payments we paid, or are obligated to pay, to customers in exchange for rescheduling and/or re-pricing our take-or-pay agreements.
During the three months ended March 31, 2023, we agreed to pay an additional $5.2 million to certain customers with whom we have long-term, take-or-pay off-take contracts. No such agreements were entered into during the three months ended June 30, 2023 or the three months ended September 30, 2023. Additionally, during the three and nine months ended September 30, 2023, $7.6 million and $14.3 million, respectively, was amortized as a reduction to product sales revenue. We had no amortization during the three and nine months ended September 30, 2022. The asset has been tested for recoverability, which involves a comparison of the contract price we expect to receive under the related take-or-pay agreement, reduced by the amortization of the contract asset, compared to our expected costs to produce, procure and deliver the volumes specified in the contract. The expected costs of producing volumes in the future require estimates, including estimates of manufacturing throughput volumes and future energy, fiber, shipping, distribution, and overhead costs. Actual results could be different than these estimates, and our estimates could change in the future based upon new facts and circumstances and could result in these assets no longer being recoverable.
Our obligation to make future payments under the terms of our modified agreements as of September 30, 2023, included $32.4 million in customer liabilities and $21.7 million in other long-term liabilities, and as of December 31, 2022, included $75.2 million in customer liabilities and $26.4 million in other long-term liabilities.

ENVIVA INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share, and unless otherwise noted)
Repurchase Accounting
Under the Q4 2022 Transactions, the quantities we agreed to purchase exceeded the quantities we agreed to sell. Under the revenue accounting standard, these sale and purchase agreements were combined with existing sale agreements because the 2022 agreements were entered into at or near the same time with the same customer and were negotiated as a package with a single commercial objective. We accounted for the combined contract as a modification of the existing enforceable rights and obligations of our long-term, take-or-pay off-take contracts with the same customer. The contract modification was considered to be the termination of the existing contract and the creation of a new contract. We allocated the total remaining transaction price (which includes any additional transaction price from the modification) to the remaining quantities to be transferred under the modified contract. As of September 30, 2023 and December 31, 2022, we had $72.5 million and $72.7 million, respectively, of deferred revenue for consideration received from the customer in excess of the amounts allocated to the wood pellets transferred to that customer under the modified contract.
Under the repurchase agreement requirements in the revenue standard, the wood pellets subject to repurchase were accounted for as a financing arrangement because the purchase prices exceed the original selling prices of the wood pellets under the modified contract. As a result, we recognized a financial liability for an amount equal to the selling prices of the wood pellets under the modified contract. Over the period between when volumes are delivered to this customer and when corresponding volumes are purchased from this customer, the difference between the selling price of the wood pellets under the modified contract and the contractual purchase price will be recognized as interest expense with a corresponding increase to the financial liability. The amount of interest expense recognized and the corresponding increase to the financial liability in a given period is determined based on the estimated timing of when the future purchases will occur. Changes in the estimated timing of the volumes to be purchased are recognized to interest expense prospectively. During the three and nine months ended September 30, 2023, the product delivered under the modified contract recognized as an increase to the financial liability was $6.7 million and $37.2 million, respectively, and interest expense of $22.1 million and $74.1 million, respectively, was recognized as an increase to the financial liability. The financial liability including interest expense classified as a current liability as of September 30, 2023 and December 31, 2022 was $212.1 million and $111.9 million, respectively. The financial liability was classified as a current liability as the repurchases corresponding to the volumes delivered are currently required by one year from the balance sheet date.
Under repurchase accounting as a financing arrangement, we continued to recognize the volumes delivered as finished goods inventory at a carrying value of $123.4 million and $95.3 million as of September 30, 2023 and December 31, 2022, respectively, which include all costs directly incurred in bringing those delivered volumes to their existing location. When the future volumes are purchased and sold to different customers, the product sales recognized will be based on the finished goods inventory cost of the previously delivered volumes, not the repurchase price. As discussed in Note 2, Liquidity and Going Concern Evaluation, we are currently in negotiations with this customer to restructure or renegotiate the terms of these repurchase agreements.
During the three and nine months ended September 30, 2023, we repurchased $11.1 million of volumes under the Q4 2022 Transactions and we reduced the financial liability by that amount. For the nine months ended September 30, 2023, $6.7 million of what we paid to purchase volumes under the Q4 2022 Transactions is presented in proceeds from sale of finished goods subject to repurchase accounting, net as cash outflows from financing activities equal to the volume purchased multiplied by the average selling price under the modified contract of the corresponding volume of wood pellets that we had sold, which was the price initially recognized to the financial liability.
Contract Modification
During the nine months ended September 30, 2023, we received $100.0 million from a customer to modify a long-term off-take contract. Also, in connection with the contract modification we agreed to narrow the specifications of the wood pellets delivered under the long-term off-take contract in return for an increase in the contract price per MT. The prepayment of the $100.0 million will be amortized against the increase of the contract sale price per MT and recognized as deliveries are made through 2039.
As of September 30, 2023, $7.4 million was included in short-term deferred revenue and $89.4 million was included in long-term deferred revenue. During the three and nine months ended September 30, 2023, we recognized $1.1 million and $3.2 million, respectively, of our deferred revenue as of December 31, 2022 to product sales.

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
In addition to wood pellets sold from our own production, we procure wood pellets from third parties to resell under our long-term off-take arrangements and other sales agreements. Total procured wood pellets from third parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Procured wood pellets	$20,042	$16,171	$52,857	$35,802
Our largest suppliers of procured wood pellets that accounted for 10% or a greater share were as follows:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Supplier A	44%	35%
Supplier B	19%	18%
Supplier C	27%	14%
Supplier D	10%	11%
Supplier E	—%	11%
Our product sales are primarily to industrial customers located in the U.K., Japan, Denmark, the Netherlands, Belgium, and Poland. Product sales to third-party customers that accounted for 10% or a greater share of consolidated product sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	(Recast)	2022
Customer A	29%	14%	32%		18%
Customer B	—%	11%	3%		9%
Customer D	11%	16%	10%		15%
Customer E	—%	17%	—%		17%
Customer F	10%	10%	8%		10%
Customer G	14%	6%	15%		4%
Customer H	8%	2%	10%		2%
Customer I	10%	2%	5%		1%
As of September 30, 2023, one customer accounted for 37% of total accounts receivable. We do not have any significant current expectations of credit losses from our accounts receivable as of September 30, 2023.

ENVIVA INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share, and unless otherwise noted)
(6) Inventories
Inventories consisted of the following as of:

	September 30, 2023	December 31, 2022
Raw materials and work-in-process	$18,899	$23,272
Consumable tooling	34,994	28,548
Finished goods on hand	15,117	11,794
Finished goods subject to repurchase accounting	123,351	95,270
Total inventories	$192,361	$158,884
(7) Property, Plant, and Equipment, net
Property, plant, and equipment, net consisted of the following as of:

	September 30, 2023	December 31, 2022
Land	$26,491	$26,491
Land improvements	81,516	77,126
Buildings	450,332	440,894
Machinery and equipment	1,309,896	1,299,385
Vehicles	10,407	9,667
Furniture and office equipment	36,676	27,064
Leasehold improvements	23,371	23,409
Property, plant, and equipment	1,938,689	1,904,036
Less accumulated depreciation	(598,065)	(513,876)
Property, plant, and equipment, net	1,340,624	1,390,160
Construction in progress	322,762	194,715
Total property, plant, and equipment, net	$1,663,386	$1,584,875
During the three and nine months ended September 30, 2023, a dryer line at one of our wood pellet producing plants was permanently shut down due to operational inefficiencies and we incurred pre-tax impairment of assets expense of $21.2 million.
During the nine months ended September 30, 2023, we invested $122.2 million of restricted cash to construct our Epes and Bond plants from the proceeds of the Epes Tax-Exempt Green Bond and Bond Tax-Exempt Green Bond, the assets are included in construction in progress. See Note 12, Long-Term Debt and Finance Lease Obligations to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022.
Total capitalized interest related to construction in progress and depreciation expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Capitalized interest related to construction in progress	$5,728	$5,161	$17,564	$14,098
Depreciation expense	37,626	35,215	103,148	87,047
(8) Derivative Instruments
We use derivative instruments to partially offset our business exposure to foreign currency exchange risk from expected future cash flows. Although the preponderance of our off-take contracts and shipping contracts are U.S. Dollar-denominated, we are exposed to fluctuations in foreign currency exchange rates related to a minority of our off-take contracts that require future deliveries of wood pellets to be settled in British Pound Sterling (“GBP”) and Euro (“EUR”) and a minority of our shipping contracts that require freight rates to be settled in GBP.

ENVIVA INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share, and unless otherwise noted)
During the nine months ended September 30, 2023, we entered into pay-fixed, receive-variable natural gas and diesel swaps. We entered into the swaps to offset our business exposure to the related fuel prices. These swaps expire in December 2023. During the nine months ended September 30, 2023, we entered into wood pellet swaps that will expire in 2023 to offset our exposure to market prices for procured wood pellets.
We seek to mitigate the credit risk associated with derivative instruments by limiting our counterparties primarily to major financial institutions. Although we monitor the potential risk of loss due to credit risk, we do not expect material losses as a result of defaults by counterparties. We use derivative instruments to manage cash flow and do not enter into derivative instruments for speculative or trading purposes.
We have entered and may continue to enter into foreign currency forward contracts, purchased option contracts, or other instruments to partially manage our business exposure to foreign currency exchange risk from expected future cash flows. We record the changes in the fair value of foreign currency derivatives as product sales or cost of goods sold depending on the nature of the item being hedged.
We have entered and may continue to enter into fuel swaps to manage our business exposure to fluctuations related to fuel prices. We record the changes in the fair value of fuel swaps as cost of goods sold.
Our derivative instruments are classified as Level 2 assets or liabilities based on inputs such as forward foreign exchange rates. The fair value of derivative instruments was as follows as of:

		Asset (Liability)
	Balance Sheet Classification	September 30, 2023	December 31, 2022
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts:
	Accrued and other current liabilities	$(772)	$(959)
	Other long-term liabilities	(195)	(810)
		(967)	(1,769)
Fuel swaps:
	Prepaid expenses and other current assets	816	—
	Accrued and other current liabilities	(411)	—
		405	—
Wood pellet swaps:
	Accrued and other current liabilities	(3,909)	—
Total derivatives not designated as hedging instruments		$(4,471)	$(1,769)
Net unrealized and net realized gains and (losses) recorded to earnings were as follows:

			Three Months Ended September 30,		Nine Months Ended September 30,
Classification	Derivative Instrument		2023	2022	2023	2022
Product sales	Foreign currency derivatives	Unrealized	$(294)	$(1,850)	$801	$(2,092)
Product sales	Foreign currency derivatives	Realized	(190)	(524)	(663)	3,543
Product sales	Wood pellet swaps	Unrealized	(3,909)	—	(3,909)	—
Cost of goods sold	Fuel swaps	Unrealized	772	1,139	405	846
Cost of goods sold	Fuel swaps	Realized	(221)	(31)	(936)	(115)
We enter into master netting arrangements designed to permit net settlement of derivative transactions among the respective counterparties. If we had settled all transactions with our respective counterparties as of September 30, 2023, we would have paid a net settlement termination payment of $1.0 million, which differs insignificantly from the recorded fair value of the derivatives. We present our derivative assets and liabilities at their gross fair values.

ENVIVA INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share, and unless otherwise noted)
The notional amounts of outstanding derivative instruments associated with outstanding or unsettled derivative instruments were as follows as of:

	September 30, 2023	December 31, 2022
Foreign exchange forward contracts in GBP	£9,551	£15,281
Foreign exchange forward contracts in EUR	€—	€2,300
Natural gas swaps in MMBTUs	273,000	—
Diesel swaps in gallons	949,000	—
Wood pellet swaps in MT	150,000	—
(9) Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following as of:

	September 30, 2023	December 31, 2022
Accrued expenses - compensation and benefits	$11,982	$11,942
Accrued expenses - wood pellet purchases and distribution costs	45,894	49,615
Accrued expenses - operating costs and expenses	64,177	51,122
Accrued capital expenditures	8,102	10,960
Other accrued expenses and other current liabilities	25,451	22,858
Accrued and other current liabilities	$155,606	$146,497

ENVIVA INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share, and unless otherwise noted)
(10) Long-Term Debt and Finance Lease Obligations
Long-term debt and finance lease obligations at carrying value consisted of the following as of:

	September 30, 2023	December 31, 2022
2026 Notes, net of unamortized discount, premium, and debt issuance costs of $1.6 million and $2.0 million as of September 30, 2023 and December 31, 2022, respectively	$748,448	$747,991
Senior secured credit facility - revolving credit borrowings	568,546	436,000
Senior secured credit facility - term loan, net of unamortized discount and debt issuance costs of $3.4 million and zero as of September 30, 2023 and December 31, 2022, respectively	100,852	—
Epes Tax-Exempt Green Bond, net of unamortized discount and debt issuance costs of $4.3 million and $4.3 million as of September 30, 2023 and December 31, 2022, respectively	245,724	245,727
Bond Tax-Exempt Green Bonds, net of unamortized discount and debt issuance costs of $2.0 million and $2.0 million as of September 30, 2023 and December 31, 2022, respectively	97,978	98,004
New Markets Tax Credit loans, net of unamortized discount and debt issuance costs of $2.4 million and $2.6 million as of September 30, 2023 and December 31, 2022, respectively	29,104	28,791
Seller Note, net of an insignificant amount of unamortized discount as of December 31, 2022(1)	—	8,705
Other loans	5,623	5,418
Finance leases	26,152	22,123
Total long-term debt and finance lease obligations	1,822,427	1,592,759
Less current portion of long-term debt and finance lease obligations	(16,336)	(20,993)
Long-term debt and finance lease obligations, excluding current installments	$1,806,091	$1,571,766
(1)The outstanding principal of the Seller Note of $8.8 million and an insignificant amount of accrued interest were repaid in full at maturity in February 2023.
The carrying amount and estimated fair value of long-term debt as of September 30, 2023 was $1.8 billion and $1.5 billion, respectively, and as of December 31, 2022 was $1.6 billion and $1.5 billion, respectively.
As of September 30, 2023 and December 31, 2022, we were in compliance with the covenants and restrictions associated with, and no events of default existed under, the loan and indenture agreements governing the 2026 Notes, senior secured credit facility, New Markets Tax Credit loans, Epes Tax-Exempt Green Bonds, and Bond Tax-Exempt Green Bonds, each of which is described in more detail in Note 12, Long-Term Debt and Finance Lease Obligations to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022. However, as described in Note 2, Liquidity and Going Concern Evaluation, based on current market conditions, lower wood pellet prices and other factors, the Company expects that absent a cure, it may be in breach of certain of its covenants under its senior secured credit facility and other debt facilities as early as the reporting date for the measurement period ending December 31, 2023.
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
As of September 30, 2023, we had fully drawn the $675.0 million available under our senior secured credit facility, which included $1.5 million of letters of credit outstanding. As of December 31, 2022, we had $133.0 million available under our senior secured revolving credit facility, net of $1.0 million of letters of credit outstanding.
(11) Income Taxes
Our provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective tax rate for the three and nine months ended September 30, 2023 was (0.2)% and (0.1)%, respectively. The effective tax rate for the three and nine months ended September 30, 2022 was (0.1)% and 0.0%, respectively. The effective tax rates were primarily due to the full valuation allowance against the net deferred tax asset.
(12) Restructuring Inclusive of Related Severance Expenses
During the second quarter of 2023, we implemented a restructuring plan to optimize future growth and profitability. The primary components of the restructuring were reductions in our workforce and corporate and other expenses.
During the second quarter of 2023, we had an initial reduction in force of certain leadership employees, accelerated depreciation of leasehold improvements at our principal executive offices, and a reduction of our office lease expenses. We completed a broader reduction in force during the third quarter of 2023. As of September 30, 2023, $2.2 million of employee severance expenses were included in accrued and other current liabilities.
The following table summarizes our pre-tax restructuring expenses:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Cash-based employee severance expenses	$3,828	$6,553
Non-cash equity-based compensation	1,493	11,825
Accelerated leasehold improvement depreciation	936	1,248
Impairment of right-of-use asset	—	216
Total	$6,257	$19,842
(13) Shareholders’ Equity
Conversion of Series A Convertible Preferred Stock to Common Stock
On February 28, 2023, the Company and certain accredited investors entered into subscription agreements to sell shares of Series A Preferred Stock of the Company, par value $0.001 per share (“Preferred Shares”) in a private placement (the “Private Placement”). The Private Placement priced at the official closing price of the New York Stock Exchange on March 1, 2023, which was $37.71. On March 20, 2023, we closed the Private Placement and issued 6,605,671 Preferred Shares, which was classified as mezzanine equity, and received gross proceeds of $249.1 million. As of September 30, 2023, we have incurred $1.2 million of issuance costs and intend to use the net proceeds of $247.9 million to fund our growth capital program and for general corporate purposes. We initially used the net proceeds to repay borrowings under our senior secured revolving credit facility.
On June 15, 2023, each Preferred Share was converted into one share of common stock of the Company, par value $0.001 per share, upon shareholder approval of the conversion by a majority of votes cast at our Annual Meeting of Stockholders.
Dividend Reinvestment
Pursuant to a dividend reinvestment plan with respect to a portion of the shares of common stock held by our former sponsor, we issued 188,321 shares of common stock in lieu of cash dividends of $8.7 million during the three months ended March 31, 2023. No shares of common stock in lieu of cash dividends were issued during the three months ended June 30, 2023 and the three months ended September 30, 2023. We issued 124,418 shares of common stock in lieu of cash dividends of $8.4 million during the three months ended September 30, 2022 and issued 339,570 shares of common stock in lieu of cash

ENVIVA INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share, and unless otherwise noted)
dividends of $24.6 million during the nine months ended September 30, 2022. See Note 15, Equity - Simplification Transaction to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022.
Cash Dividends
During the three months ended March 31, 2023, we declared dividends of $0.905 per common share totaling $60.9 million. No dividends were declared during the three months ended June 30, 2023 and the three months ended September 30, 2023. During the three months ended September 30, 2022, we declared dividends of $0.905 per common share totaling $62.0 million. During the three months ended June 30, 2022, we declared dividends of $0.905 per common share totaling $61.8 million. During the three months ended March 31, 2022, we declared dividends of $0.86 per common share totaling $59.0 million.
(14) Equity-Based Awards
Enviva Inc. Long-Term Incentive Plan (“LTIP”)
Employee Awards
The following table summarizes information regarding restricted stock unit awards (the “Employee Awards”) under the LTIP:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units(1)		Total Employee Awards Restricted Stock Units
	Units	Weighted-Average Grant Date Fair Value (per unit)(2)	Units	Weighted-Average Grant Date Fair Value (per unit)(2)	Units	Weighted-Average Grant Date Fair Value (per unit)(2)
Nonvested December 31, 2022	751,603	$61.19	546,169	$52.17	1,297,772	$57.39
Granted	1,928,844	$22.20	173,560	$47.02	2,102,404	$24.24
Forfeitures	(276,731)	$41.23	(315,302)	$60.21	(592,033)	$51.34
Vested	(523,344)	$39.14	(167,699)	$62.25	(691,043)	$44.75
Nonvested September 30, 2023	1,880,372	$25.04	236,728	$70.13	2,117,100	$30.08
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
The unrecognized estimated non-cash equity-based compensation expense relating to outstanding Employee Awards as of September 30, 2023 was $37.5 million, which will be recognized over the remaining vesting period.
Director Awards
The following table summarizes information regarding restricted stock unit awards to independent directors of the Company under the LTIP:

	Time-Based Restricted Stock Units
	Units	Weighted-Average Grant Date Fair Value (per unit)(1)
Nonvested December 31, 2022	18,729	$72.07
Granted	34,167	$44.83
Vested	(18,729)	$72.07
Nonvested September 30, 2023	34,167	$44.83
(1) Determined by dividing the aggregate grant date fair value of awards by the number of units.

ENVIVA INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share, and unless otherwise noted)
Restricted Shares
Certain employees previously received Series B units of our former sponsor that were intended to constitute “profits interests” as defined by the Internal Revenue Service that, due to the Simplification Transaction, converted to common shares of the Company. The common shares subject to restriction have had or will have their restrictions released as follows: one-third on each of December 31, 2022, 2023, and 2024. The unrecognized estimated non-cash equity-based compensation and other expense relating to outstanding common shares subject to restriction as of September 30, 2023 was $4.8 million, which will be recognized over the remaining vesting period.
(15) Net Loss per Enviva Inc. Common Share
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
Net loss per basic and diluted Enviva Inc. common share were computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss attributable to Enviva Inc.	$(85,195)	$(18,256)	$(257,938)	$(90,900)
Dividend equivalent rights paid on time-based restricted stock units	—	(840)	(854)	(2,639)
Net loss attributable to Enviva Inc. common stockholders	$(85,195)	$(19,096)	$(258,792)	$(93,539)
Weighted average shares outstanding - basic and diluted	74,447	66,724	70,126	66,125
Net loss per common share - basic and diluted	$(1.14)	$(0.29)	$(3.69)	$(1.41)
(16) Commitments and Contingencies
Commitments
We have entered into throughput agreements expiring between 2023 and 2036 to receive terminal and stevedoring services at certain of our terminals, some of which include options for us to extend for up to 5 years. The agreements specify a minimum cargo throughput requirement at a fixed price per ton or a fixed fee, subject to an adjustment based on the consumer price index or the producer price index, for a defined period of time, ranging from monthly to annually. For the nine months ended September 30, 2023, terminal and stevedoring expenses were $8.8 million.
We have entered into long-term arrangements to secure transportation from our plants to our export terminals. Under certain of these agreements, which expire between 2023 through 2032, we are committed to various annual minimum volumes under multi-year fixed-cost contracts with third-party logistics providers for trucking and rail transportation, subject to increases in the consumer price index and certain fuel price adjustments. For the nine months ended September 30, 2023, ground transportation expenses were $42.3 million.
We have entered into long-term supply arrangements, expiring between 2024 through 2026, to purchase wood pellets from third-party vendors. The minimum annual purchase volumes are at a fixed price per MT adjusted for volume, pellet quality and certain shipping-related charges. The supply agreements for the purchase of 208,856 MT of wood pellets from British Columbia are fully offset by an agreement to sell 208,856 MT of wood pellets to the same counterparty from our terminal locations, where $32.2 million remains to be sold to such counterparty as of September 30, 2023. Under long-term supply arrangements, we purchased $39.6 million during the nine months ended September 30, 2023.

ENVIVA INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share, and unless otherwise noted)
Fixed and determinable portions of the minimum aggregate future payments under these firm terminal and stevedoring services, ground transportation and wood pellet supply agreements, with a remaining term in excess of one year as of September 30, 2023, through 2027 are as follows:

2023 (remaining three months)	$127,481
2024	371,055
2025	236,217
2026	92,123
2027	5,989
Total	$832,865
In order to mitigate volatility in our shipping costs, we have entered into fixed-price shipping contracts with reputable shippers matching the terms and volumes of certain of our off-take contracts for which we are responsible for arranging shipping. Contracts with shippers, expiring between 2023 through 2039, include provisions as to the minimum amount of MT per year to be shipped and may also stipulate the number of shipments. Pursuant to these contracts, the terms of which extend up to 17 years, charges are based on a fixed-price per MT, and, in some cases, there are adjustment provisions for increases in the price of fuel or for other distribution-related costs. The charge per MT varies depending on the loading and discharge port. Shipping expenses included in cost of goods sold were $117.5 million during the nine months ended September 30, 2023.

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
We own and operate ten plants (collectively, “our plants”) strategically located in Virginia, North Carolina, South Carolina, Georgia, Florida, and Mississippi. Our expected production volume of approximately 5.0 million metric tons (“MT”) of wood pellets during 2023 is fully contracted. We export our wood pellets to global markets through our deep-water marine terminal at the Port of Chesapeake, Virginia, terminal assets at the Port of Wilmington, North Carolina and the Port of Pascagoula, Mississippi, and from third-party deep-water marine terminals in Savannah, Georgia, Mobile, Alabama, and Panama City, Florida. In 2022, we commenced construction of our fully contracted wood pellet production plant in Epes, Alabama (the “Epes plant”), which is designed and permitted to produce more than one million MT per year of wood pellets. In addition, we have ordered long lead time equipment for the construction of a wood pellet production plant near Bond, Mississippi (the “Bond plant”) which is also designed and permitted to produce more than one million MT per year of wood pellets. We are evaluating a potential deferral of up to 12 months related to the construction of the Bond plant in light of ongoing liquidity management initiatives. All of our facilities are located in geographic regions with low input costs and favorable transportation logistics. Owning these cost-advantaged assets in a rapidly expanding industry provides us with a platform to generate stable cash flows. Our plants are sited in robust fiber baskets providing stable pricing for the low-grade fiber used to produce wood pellets. Our raw materials are byproducts of the sawmilling process or traditional timber harvesting, principally low-value wood materials, such as trees generally not suited for sawmilling or other manufactured forest products, and tree tops and limbs, understory, brush, and slash that are generated in a harvest.
Our primary sales strategy is to fully contract the wood pellet production from our plants under long-term, take-or-pay off-take contracts with a diversified and creditworthy customer base. Our long-term off-take contracts typically provide for fixed-price deliveries that often include provisions that escalate the price over time and are intended to provide for some margin protection. For 2023, our production capacity from our wood pellet production plants is contracted under our existing long-term, take-or-pay off-take contracts. In addition to generating durable cash flow from long-term, take-or-pay off-take contracts, we monitor sustained dislocations in the marketplace, and seek to opportunistically transact when pricing dynamics and contract flexibility provide avenues to potentially generate incremental gross margin. These commercial activities are aligned with the terms of many of our off-take contracts, which generally provide us with the opportunity to flex a certain percentage of contracted shipments up or down. That flexibility, enabled by our multi-plant profile and scale, can create opportunities to optimize our gross margin when we sell under short-term contracts in times when spot market prices are elevated or, conversely, to purchase third-party volumes during times when spot market prices are depressed. However, these commercial activities are subject to market dynamics that can vary drastically; as a result, the financial impact of these activities may vary significantly from period to period.
In the fourth quarter of 2022, we were able to opportunistically transact on significantly elevated spot market prices by flexing a number of our long-term contracts, including by delaying or re-contracting shipments from the fourth quarter of 2022 into 2023. We entered into various agreements to sell and purchase wood pellets with an existing customer through 2025 at a fixed price per MT (the “Q4 2022 Transactions”). Under the Q4 2022 Transactions, the quantities we agreed to purchase during this period exceeded the quantities we agreed to sell. In addition, due to pricing dynamics at the time of the Q4 2022 Transactions, the fixed price per MT that we agreed to pay for the purchased volumes was significantly higher than the sales prices per MT under the pre-existing sales contracts for the corresponding periods. As a result, our ability to profit from these agreements was dependent on our ability to resell the purchased wood pellets under short-term contracts or spot agreements at sales prices higher than the purchase price, thus increasing our exposure to fluctuations in the wood pellet market. At the time that we entered into these purchase contracts, we believed that the global wood pellet market was substantially short for the foreseeable future and these incremental contracted purchases provided us with an opportunity to flexibly capture margin in future periods as well as to reduce our exposure to further increases in wood pellet market prices by securing physical volumes to supplement any shortfalls in our produced volumes to satisfy long-term contracts. Market prices for wood pellets during 2023 have been well below the significantly elevated spot market and forward prices experienced during the fourth quarter of 2022 and lower than the prices at which we agreed to purchase these volumes. As a result, the spread between the sale and purchase prices of the Q4 2022 Transactions and the anticipated loss on resale of those volumes has had, and absent a significant and near-term increase in wood pellet market pricing will continue to have through 2025, a negative impact on our profitability, cash flows, and liquidity. Failure to meet payment obligations under the applicable agreements may result in our failure to comply with certain covenants under our senior secured credit facility or other debt facilities. If wood pellet forward prices do not increase significantly in the near term, the purchase obligations under the Q4 2022 Transactions would negatively impact the Company’s future profitability, cash flows, and liquidity and could negatively impact its ability to remain in compliance with its debt covenants. If the Company does not perform under the purchase obligations under the Q4 2022 Transactions, after a requisite cure period, the customer could terminate the contracts underlying the Q4 2022 Transactions and the pre-existing sales agreements, which would accelerate the Company’s payment obligations thereunder. Failure to make payments due upon termination of this contract after all applicable cure periods have passed could result in defaults under the Company’s senior secured credit facility, which may result in cross-defaults or other consequences under the Company’s other debt facilities.
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
Recent Developments
Impact of Decrease in Biomass Spot Market Prices
Our financial results are driven, to a large degree, by the prices we receive for our wood pellet production and the demand for wood pellets. While our primary sales strategy is based on selling the wood pellets we produce to customers at fixed prices under long-term contracts, from time to time we purchase volumes from other producers to satisfy our long-term obligations and we buy and sell volumes on the biomass spot market to capitalize on market dislocations. Fluctuating biomass spot market prices can result in significant changes to our industry and our results. Depressed biomass prices, particularly for an extended time, can impact our ability to opportunistically generate incremental gross margin given the flexibility afforded to the Company as the supplier under the terms of our take-or-pay off-take contracts and result in losses when we are unable to sell our produced or procured volumes at higher prices than the price at which we produced or purchased such volumes. In addition, sustained lower biomass prices impact the liquidity condition of some of our industry partners and customers, which could limit their ability to meet their financial obligations to us or their willingness to renegotiate terms under long-term contracts.

Wood pellet pricing in the fourth quarter of 2022 was significantly elevated and at the time we believed that the global wood pellet market was substantially short for the foreseeable future. However, wood pellet pricing in 2023 has remained well below 2022 pricing, with the average price for the three months and nine months ended September 30, 2023 approximately 51% and 50% lower, respectively, than the fourth quarter of 2022. Under the Q4 2022 Transactions, the volumes we agreed to purchase during this period exceeded the volumes we agreed to sell. In addition, due to pricing dynamics at the time of the Q4 2022 Transactions, the fixed price per MT that we agreed to pay for the purchased volumes was significantly higher than the sales prices per MT under the pre-existing sales contracts for the corresponding periods. As a result, our ability to profit from these agreements was dependent on our ability to resell the purchased wood pellets under short-term contracts or spot agreements at sales prices higher than the purchase price, thus increasing our exposure to fluctuations in the wood pellet market. At the time that we entered into these purchase contracts, we believed that the global wood pellet market was substantially short for the foreseeable future and these incremental contracted purchases provided us with an opportunity to flexibly capture margin in future periods as well as to reduce our exposure to further increases in wood pellet market prices by securing physical volumes to supplement any shortfalls in our produced volumes to satisfy long-term contracts. Market prices for wood pellets during 2023 have been well below the elevated spot market and forward prices experienced during the fourth quarter of 2022 and lower than the prices at which we agreed to purchase these volumes. As a result, the spread between the sale and purchase prices of the Q4 2022 Transactions and the anticipated loss on resale of those volumes has had, and absent a significant and near-term increase in wood pellet market pricing will continue to have through 2025, a negative impact on our profitability, cash flows, and liquidity.
Due to liquidity constraints caused by the decrease in spot wood pellet prices and the amount of these purchase obligations, satisfying the purchase obligations under the Q4 2022 Transactions may result in significant pressure on our liquidity and may result in defaults under our senior secured credit agreement or other debt facilities. On November 2, 2023, the customer issued a notice of material breach under the contracts that, if not cured or waived, would allow the customer to terminate its purchase and sale contracts with us and accelerate payment thereunder. If we are not able to amend our obligations under the Q4 2022 Transactions or if the existing customer terminates the agreements while spot prices remain low, the Company may be unable to make the applicable termination payment and failure to make such payment could result in defaults under the Company’s senior secured credit facility, which may result in cross-defaults or other consequences under the Company’s other debt facilities. If the Company makes such payments in the current market, such payments could negatively impact the Company’s future cash flows and liquidity and ability to remain in compliance with its covenants under the Company’s senior secured credit facility.
In addition, as a result of operational challenges experienced at the Company’s plants during the first and second quarters of 2023 and a wood pellet market dynamic that has largely held market prices at levels unsupportive of creating margin through spot purchases or spot sales, the Company anticipates that, absent a cure, it may, be in breach of certain of its covenants under its senior secured credit facility as early as the reporting date for the measurement period ending December 31, 2023. If we are unable to amend, extend, refinance or cure the obligations under these purchase contracts and our senior secured credit facility, our ability to continue as a going concern will likely be impaired. With the effects of the Q4 2022 Transactions and the potential for a covenant default under the Company’s senior secured credit facility, the Company’s forecast of future cash flows indicates that such cash flows are not expected to be sufficient for the Company to continue as a going concern. For additional information regarding the covenants under our credit facility and our ability to continue as a going concern, please see Note 2, Liquidity and Going Concern Evaluation.
Southampton Dryer Line Equipment Impairment
In connection with a broader effort to eliminate operational inefficiencies, during the third quarter of 2023, we determined that the Southampton, Virginia plant (the “Southampton plant”) operated most cost effectively by operating with a single dryer line. Therefore, we permanently shut down the second, underperforming dryer line and as a result, we recognized an impairment expense of $21.2 million, in the three and nine months ended September 30, 2023.
Review of Liquidity and Operations
During the third quarter of 2023, we engaged in a review of certain strategic, operational and financial improvements and opportunities to improve the Company’s liquidity and profitability. To assist in such review, we engaged certain legal and financial advisors. During the three and nine months ended September 30, 2023, total expenses included in selling, general, administrative, and development expenses, attributable to such strategic review were $7.1 million.
Restructuring Inclusive of Related Severance Expenses
During the second quarter of 2023, we also implemented a restructuring plan to optimize future growth and profitability. The primary components of the restructuring were reductions in our workforce and corporate and other expenses.

During the second quarter of 2023, we had an initial reduction in force of certain leadership employees, accelerated depreciation of leasehold improvements at our principal executive offices, and a reduction of our office lease expenses. We completed a broader reduction in force during the third quarter of 2023.
The following table summarizes our pre-tax restructuring expenses:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Cash-based employee severance expenses	$3,828	$6,553
Non-cash equity-based compensation	1,493	11,825
Accelerated leasehold improvement depreciation	936	1,248
Impairment of right-of-use asset	—	216
Total	$6,257	$19,842
Series A Preferred Stock Conversion to Common Stock
On February 28, 2023, the Company entered into subscription agreements (the “Subscription Agreements”) with certain accredited investors (the “Investors”) to sell shares of Series A Preferred Stock of the Company, par value $0.001 per share (“Preferred Shares”), in a private placement for gross proceeds of $249.1 million (the “Private Placement”). The Private Placement priced at the official closing price of the New York Stock Exchange on March 1, 2023, which was $37.71. The Company issued 6,605,671 Preferred Shares, effective March 20, 2023, to the Investors pursuant to the Subscription Agreements. Each Preferred Share was automatically converted into common stock upon shareholder approval of the conversion by a majority of the votes cast on June 15, 2023. As of September 30, 2023, we have incurred $1.2 million of issuance costs and intend to use the net proceeds of $247.9 million to fund our growth capital program and for general corporate purposes. We initially used the net proceeds to repay borrowings under our senior secured revolving credit facility.
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
Mississippi Tornado
In March 2023, a strong tornado touched down in Amory, Mississippi which caused damage to our 115,000 MT per year wood pellet production plant located in Amory, Mississippi (the “Amory plant”). Our other plants and ports in the region were not impacted. We maintain insurance coverage for property damage, inclusive of business interruption and casualty. Operations at the Amory plant have been suspended and we plan to resume operation during the fourth quarter of 2023. Given the small size of the Amory plant relative to the more than six million metric tons of installed production capacity across our portfolio, the impact to customers and to our financial performance is expected to be minimal. During the three months ended March 31, 2023, we recorded in cost of goods sold a $1.2 million impairment of plant assets, inventory, and finished goods which was partially offset by $1.0 million of insurance recoveries. During the nine months ended September 30, 2023, we recorded in cost of goods sold $2.2 million of disposal costs, equipment rentals, and labor which were offset by $2.2 million of actual or probable insurance recoveries. We continue to assess any temporary impact on our operations. No amounts were recorded during the three months ended September 30, 2023. We expect to invest approximately $9.0 million in capital expenditures to resume operations of the Amory plant and expect to receive insurance recoveries for substantially all of this amount, subject to deductibles and retentions.
Product Sales Contracted Backlog
As of October 1, 2023, our total weighted-average remaining term of take-or-pay off-take contracts is approximately 13.5 years, with a total contracted revenue backlog of approximately $21.6 billion. However, 2% of the contracted revenue backlog is attributable to the existing customer with whom we have entered into the Q4 2022 Transactions, as discussed in Note 2, Liquidity and Going Concern Evaluation; and if we are unable to renegotiate our arrangements with this counterparty, the remaining backlog attributable to this customer may be terminated. These amounts include forward prices related to variable consideration including inflation, foreign currency, and commodity prices. Also, these amounts includes the effects of the related foreign currency derivative contracts.

Factors Impacting Comparability of Our Financial Results
Accounting for Wood Pellets Sale Contracts as a Financing Arrangement (“Q4 2022 Transactions”)
In the fourth quarter of 2022, we entered into agreements with a customer to purchase approximately 1.8 million MT of wood pellets between 2023 and 2025 (the “new purchase agreements”). The new purchase agreements were priced at market prices in effect at the time of the agreements. At that time, we entered into additional wood pellet sales contracts (together with the new purchase agreements, the “Q4 2022 Transactions”) that together with the existing sales contracts totaled approximately 2.8 million MT with deliveries between 2022 and 2026. The customer uses the wood pellets purchased from us in its power generation business and is also one of the largest traders of wood pellets in the world. The purchases from this customer were part of our strategy to secure approximately 15% to 20% of our product sales volumes from third parties, which diversifies sources of product volumes and enables us to ship from additional locations to optimize shipping and delivery optionality.
Under accounting principles generally accepted in the United States (“GAAP”), the Q4 2022 Transactions constituted a contract modification. Because the scope of the modification resulted in a net decrease in future sales volumes to the customer, we account for the modification as if we had terminated the existing sale contracts and created a new, single contract. In addition, the new purchase agreements constitute a repurchase agreement under GAAP and are required to be accounted for as a financing arrangement.
During the three and nine months ended September 30, 2023, gross proceeds of $5.7 million and $37.0 million received from the sale of an insignificant amount and 0.2 million MT of wood pellets, respectively, delivered to the customer were reflected as Financial liability pursuant to repurchase accounting and Deferred revenue on our condensed consolidated balance sheet. During the three and nine months ended September 30, 2023, cost of goods sold of $6.0 million and $35.3 million, respectively, was included in finished goods inventory as of September 30, 2023. In addition, during the three and nine months ended September 30, 2023, interest expense of $22.1 million and $74.1 million, respectively, was recorded to financing liabilities based on the difference between the blended sales price and the future purchase price per MT of the pellets subject to repurchase. As of September 30, 2023, the remaining volumes to be sold under the existing sale contracts through 2026 was 2.1 million MT.
During the three and nine months ended September 30, 2023, we repurchased $11.1 million of volumes for an insignificant amount of wood pellets under the Q4 2022 Transactions and sold those volumes to a different customer. As of September 30, 2023, the remaining volumes to be repurchased under the Q4 2022 Transactions through 2025 was 1.7 million MT. As discussed in Note 2, Liquidity and Going Concern Evaluation, we are currently in negotiations with this customer to restructure or renegotiate the terms of the Q4 2022 Transactions.
The cash received from the customer of $37.2 million on sales during the nine months ended September 30, 2023 under the existing sale contracts is included in net cash provided by financing activities instead of in cash provided by operating activities.
Increased Borrowing under Senior Secured Credit Facility and Higher Interest Rate
During the three months ended September 30, 2023 compared to the three months ended September 30, 2022, we had lower average amounts borrowed and higher interest rates on our senior secured credit facility. During the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, we had higher average amounts borrowed and higher interest rates on our senior secured credit facility.
Inflationary Pressures
Heightened levels of inflation and the potential worsening of macro-economic conditions present risks for the Company, our suppliers and our customers. During the three and nine months ended September 30, 2023, we experienced impacts to our labor rates and suppliers have signaled inflation related cost pressures, which flowed through to our costs and pricing. Although inflation impacted our financial results during the three and nine months ended September 30, 2023, if inflation remains at current levels for an extended period, or increases, and we are unable to successfully mitigate the impact, our costs are likely to increase, resulting in pressure on our profits, margins and cash flows, particularly for existing fixed-price contracts. We are not able to quantify the effects of inflation during the three and nine months ended September 30, 2023. In addition, inflation and the increases in the cost of borrowing from rising interest rates could constrain the overall purchasing power of our customers for our products, in particular in the near term to the extent inflation assumptions are less than current inflationary pressures. Rising interest rates will also increase our borrowing costs on new debt and could affect the fair value of our investments. We remain committed to our ongoing efforts to increase the efficiency of our operations and improve the cost competitiveness and affordability of our products and services, which may, in part, offset cost increases from inflation.

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
Adjusted Gross Margin and Adjusted Gross Margin per Metric Ton
We define adjusted gross margin as gross margin excluding impairment of assets and loss on disposal of assets, non-cash equity-based compensation and other expense, depreciation and amortization, changes in unrealized derivative instruments related to hedged items, acquisition and integration costs and other, effects of COVID-19 and the war in Ukraine, and Support Payments. We define adjusted gross margin per metric ton as adjusted gross margin per metric ton of wood pellets sold. We believe adjusted gross margin and adjusted gross margin per metric ton are meaningful measures because they compare our revenue-generating activities to our cost of goods sold for a view of profitability and performance on a total-dollar and a per-metric ton basis. Adjusted gross margin and adjusted gross margin per metric ton primarily will be affected by our ability to meet targeted production volumes and to control direct and indirect costs associated with procurement and delivery of wood fiber to our wood pellet production plants and our production and distribution of wood pellets.
Adjusted EBITDA
We define adjusted EBITDA as net income (loss) excluding depreciation and amortization, total interest expense, income tax expense (benefit), early retirement of debt obligation, non-cash equity-based compensation and other expense, impairment of assets and loss on disposal of assets, changes in unrealized derivative instruments related to hedged items, cash-based restructuring inclusive of severance expense, acquisition and integration costs and other, effects of COVID-19 and the war in Ukraine, Support Payments, and Executive separation. Adjusted EBITDA is a supplemental measure used by our management and other users of our financial statements, such as investors, commercial banks, and research analysts, to assess the financial performance of our assets without regard to financing methods or capital structure.
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
Results of Operations
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

	Three Months Ended September 30,		Change
	2023	2022
	(in thousands)
Product sales	$306,949	$322,978	$(16,029)
Other revenue	13,688	2,682	11,006
Net revenue	320,637	325,660	(5,023)
Operating costs and expenses:
Cost of goods sold, excluding items below	268,221	257,542	10,679
Impairment of assets	21,220	—	21,220
Loss on disposal of assets	4,384	4,035	349
Selling, general, administrative, and development expenses	27,582	30,407	(2,825)
Restructuring inclusive of related severance expenses	6,257	—	6,257
Depreciation and amortization	36,405	34,930	1,475
Total operating costs and expenses	364,069	326,914	37,155
Loss from operations	(43,432)	(1,254)	(42,178)
Other income (expense):
Interest expense	(21,620)	(18,704)	(2,916)
Interest expense on repurchase accounting	(22,143)	—	(22,143)
Total interest expense	(43,763)	(18,704)	(25,059)
Other income, net	2,190	1,671	519
Net loss before income taxes	(85,005)	(18,287)	(66,718)
Income tax expense	155	12	143
Net loss	$(85,160)	$(18,299)	$(66,861)
Net revenue
Revenue related to product sales for wood pellets produced or procured by us decreased to $306.9 million in the three months ended September 30, 2023 from $323.0 million in the three months ended September 30, 2022. The $16.0 million, or 5%, decrease was primarily attributable to a 17% decrease in average sale price per MT, partially offset by a 14% increase in product sales volumes for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.
During the three months ended September 30, 2023 the average sales price per MT was significantly lower than the three months ended September 30, 2022, primarily driven by a less favorable pricing environment for biomass during the third quarter of 2023 compared to the third quarter of 2022. During the three months ended September 30, 2022 biomass spot market prices, as well as the forward curve pricing of certain European indices, exceeded $400 per MT, representing a substantial premium to the current long-term contracted pricing of roughly $200 to $220 per MT across Enviva’s weighted average portfolio, and we captured some of that differential during the three months ended September 30, 2022. Sales volumes of wood pellets produced from our manufacturing plants were 12% greater during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 representing a significant increase in plant utilization compared to the prior year period. However, nearly all sales volumes during the three months ended September 30, 2023 were sold into our long-term off-take contracts.
Other revenue of $13.7 million for the three months ended September 30, 2023 included $12.0 million in payments to us for canceling or adjusting deliveries under our take-or-pay off-take contracts which was recognized under a breakage model based on when the wood pellets would have been loaded onto ships for delivery to those customers. Other revenue of $2.7 million during the three months ended September 30, 2022 included a $1.3 million payment for shipping services provided to a customer.
Cost of goods sold
Cost of goods sold increased to $268.2 million for the three months ended September 30, 2023 from $257.5 million for the three months ended September 30, 2022, an increase of $10.7 million, or 4%. The increase in cost of goods sold was primarily a result of a 14% increase in product sales volumes largely offset by a 9% decrease in fiber procurement and plant and port operating costs during the three months ended September 30, 2023 compared to the three months ended September 30, 2022.
Adjusted gross margin and adjusted gross margin per metric ton

	Three Months Ended September 30,		Change
	2023	2022
	(in thousands, except per metric ton)
Reconciliation of gross margin to adjusted gross margin and adjusted gross margin per metric ton:
Gross margin(1)	$14,187	$31,750	$(17,563)
Loss on disposal of assets	4,384	3,517	867
Non-cash equity-based compensation and other expense	986	567	419
Depreciation and amortization	33,845	32,849	996
Changes in unrealized derivative instruments	3,431	710	2,721
Acquisition and integration costs and other	—	58	(58)
Support Payments	—	5,900	(5,900)
Adjusted gross margin	$56,833	$75,351	$(18,518)
Metric tons sold	1,433	1,256	177
Gross margin per metric ton	$9.90	$25.28	$(15.38)
Adjusted gross margin per metric ton	$39.66	$59.99	$(20.33)
(1)Gross margin is defined as net revenue less cost of goods sold (including related depreciation and amortization and loss on disposal of assets).
We earned gross margin of $14.2 million, or $9.90 per MT, for the three months ended September 30, 2023 compared to $31.8 million, or $25.28 per MT, for the three months ended September 30, 2022. The decrease in gross margin was primarily due to the aforementioned 17% decrease in average sales price per MT partially offset by 9% decrease in fiber procurement and plant and port operating costs.
We earned adjusted gross margin of $56.8 million, or $39.66 per MT, for the three months ended September 30, 2023 compared to $75.4 million, or $59.99 per MT, for the three months ended September 30, 2022. The 17% decrease in average sales price per MT offset by higher other revenues and a decrease in shipping costs decreased adjusted gross margin by approximately $42.0 million during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Offsetting the impact of the average sales price per MT and a $5.9 million reduction in adjusted gross margin from the elimination of Support Payments were the following:
•A $15.7 million increase in adjusted gross margin due to a 13% decrease in plant and port operating costs during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease in plant and port operating costs was primarily attributable to improved operational reliability, driving greater absorption of fixed costs while reducing spend on repairs and maintenance and contract labor. Lower energy costs, including electricity, natural gas and diesel, also contributed to the decrease in operating costs compared to the prior year period.
•An $8.1 million increase in adjusted gross margin due to a 14% increase in sales volumes during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase in sales volumes were primarily wood pellets produced from our manufacturing plants.
•A $6.4 million increase in adjusted gross margin due to a 6% decrease in fiber costs. Lower fiber procurement costs as well as improved operational efficiency drove a significant improvement during the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Selling, general, administrative, and development expenses
Selling, general, administrative, and development expenses were $27.6 million and $30.4 million for the three months ended September 30, 2023 and 2022, respectively. The $2.8 million decrease in total selling, general, administrative, and development expenses is primarily due to a $4.5 million decrease in non-cash equity compensation and a $4.4 million decrease in acquisition and integration costs during the three months ended September 30, 2023 compared to three months ended September 30, 2022. Offsetting the decreases in non-cash equity compensation and acquisition and integration costs was $7.1 million of expenses related to legal and financial advisors associated with our review of liquidity and operations described above in Recent Developments. Selling, general, administrative, and development expenses excludes $3.8 million of employee severance expenses and $1.5 million of non-cash equity-based compensation recorded in restructuring inclusive of related severance expenses for the three months ended September 30, 2023.
Restructuring inclusive of related severance expenses
During the three months ended September 30, 2023, total restructuring and related expenses were $6.3 million and consisted of $3.8 million of cash-based employee severance expenses, $1.5 million of non-cash equity-based compensation, $0.9 million of accelerated leasehold improvement depreciation related to an office lease.
Depreciation and amortization
Depreciation and amortization expenses were consistent with $36.4 million of expense during the three months ended September 30, 2023 and $34.9 million of expense for the three months ended September 30, 2022. Depreciation and amortization expense excludes $0.9 million of accelerated leasehold improvement depreciation expense recorded in restructuring inclusive of related severance expenses for the three months ended September 30, 2023.
Total interest expense
We incurred $43.8 million and $18.7 million of total interest expense during the three months ended September 30, 2023 and 2022, respectively. The $25.1 million increase in total interest expense from the prior year period was primarily attributable to $22.1 million interest expense associated with the Q4 2022 Transactions (see “Accounting for Wood Pellets Sale Contracts as a Financing Arrangement (“Q4 2022 Transactions”)”). Higher interest rates under our senior secured revolving credit facility as well as, interest expense on the senior secured credit term loan facility outstanding also contributed to the increase in interest expense during the three months ended September 30, 2023 compared to the three months ended September 30, 2022.
Income tax
We recorded an insignificant income tax expense for the three months ended September 30, 2023 and the three months ended September 30, 2022.
Adjusted net loss

	Three Months Ended September 30,		Change
	2023	2022
	(in thousands)
Reconciliation of net loss to adjusted net loss:
Net loss	$(85,160)	$(18,299)	$(66,861)
Acquisition and integration costs and other	—	4,409	(4,409)
Support Payments	—	5,900	(5,900)
Adjusted net loss	$(85,160)	$(7,990)	$(77,170)

Adjusted EBITDA

	Three Months Ended September 30,		Change
	2023	2022
	(in thousands)
Reconciliation of net loss to adjusted EBITDA:
Net loss	$(85,160)	$(18,299)	$(66,861)
Add:
Depreciation and amortization(1)	37,340	34,930	2,410
Total interest expense	43,763	18,704	25,059
Income tax expense	155	12	143
Non-cash equity-based compensation and other expense(2)	7,657	10,199	(2,542)
Impairment of assets and loss on disposal of assets(3)	25,604	4,035	21,569
Changes in unrealized derivative instruments	3,431	710	2,721
Cash-based restructuring inclusive of severance expense	3,828	—	3,828
Acquisition and integration costs and other	—	4,409	(4,409)
Support Payments	—	5,900	(5,900)
Adjusted EBITDA	$36,618	$60,600	$(23,982)
(1)Includes $0.9 million of accelerated leasehold improvement depreciation in connection with the restructuring expenses.
(2)Includes $1.5 million of non-cash equity-based compensation in connection with the restructuring expenses.
(3)Includes $21.2 million related to the impairment of the permanent shut down of an underperforming dryer line at the Southampton plant.
We generated adjusted EBITDA of $36.6 million for the three months ended September 30, 2023 compared to $60.6 million for the three months ended September 30, 2022. The $24.0 million decrease was primarily attributable to the $18.5 million decrease in adjusted gross margin described under the headings “Adjusted gross margin and adjusted gross margin per metric ton” and the $7.1 million of expense related to legal and financial advisors described under the heading “Selling, general, administrative, and development expenses.”

Results of Operations
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

	Nine Months Ended September 30,		Change
	2023	2022
	(in thousands)
Product sales	$855,347	$847,505	$7,842
Other revenue	36,277	7,458	28,819
Net revenue	891,624	854,963	36,661
Operating costs and expenses:
Cost of goods sold, excluding items below	781,579	718,854	62,725
Impairment of assets	21,220	—	21,220
Loss on disposal of assets	11,190	7,218	3,972
Selling, general, administrative, and development expenses	80,523	91,802	(11,279)
Restructuring inclusive of related severance expenses	19,842	—	19,842
Depreciation and amortization	101,044	86,322	14,722
Total operating costs and expenses	1,015,398	904,196	111,202
Loss from operations	(123,774)	(49,233)	(74,541)
Other income (expense):
Interest expense	(62,285)	(42,633)	(19,652)
Interest expense on repurchase accounting	(74,074)	—	(74,074)
Total interest expense	(136,359)	(42,633)	(93,726)
Other income, net	2,516	944	1,572
Net loss before income taxes	(257,617)	(90,922)	(166,695)
Income tax expense	178	26	152
Net loss	$(257,795)	$(90,948)	$(166,847)
Net revenue
Revenue related to product sales for wood pellets produced or procured by us increased to $855.3 million in the nine months ended September 30, 2023 from $847.5 million in the nine months ended September 30, 2022. The $7.8 million, or 1%, increase was attributable to an 8% increase in product sales volumes for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 offset by a 7% decrease in average sales price per MT. Product sales exclude the gross proceeds of $31.3 million related to the sale of approximately 0.1 MT of wood pellets during the nine months ended September 30, 2023 pursuant to the Q4 2022 Transactions (see “Accounting for Wood Pellets Sale Contracts as a Financing Arrangement (“Q4 2022 Transactions”)”).
Other revenue of $36.3 million during the nine months ended September 30, 2023 included $30.8 million in payments to us for canceling or adjusting deliveries under our take-or-pay off-take contracts, which was recognized under a breakage model based on when the wood pellets would have been loaded onto ships for delivery to those customers. Other revenue of $7.5 million during the nine months ended September 30, 2022 included $2.2 million in payments to us from customers for adjusting deliveries under our take-or-pay off-take contracts and a $1.3 million payment for shipping services provided to a customer.
Cost of goods sold
Cost of goods sold increased to $781.6 million for the nine months ended September 30, 2023 from $718.9 million for the nine months ended September 30, 2022, an increase of $62.7 million, or 9%. The increase in cost of goods sold was primarily a result of an 8% increase in product sales volumes and as well as increased fiber procurement, plant operating, and shipping costs during the first and second quarters of 2023. Cost of goods sold excludes $29.3 million inclusive of depreciation and amortization of $2.5 million, which is reflected as inventory in connection with the Q4 2022 Transactions (see “Accounting for Wood Pellets Sale Contracts as a Financing Arrangement”). During the three months ended March 31, 2022, the Omicron variant of COVID-19 significantly impacted our operations and resulted in $13.9 million of incremental costs and the war in Ukraine impacted our operations and resulted in $5.1 million of incremental costs. Furthermore, during the nine months ended

September 30, 2022, we incurred incremental cost of goods sold from the on-going ramp of the Lucedale plant and the commencement of operations of the Pascagoula terminal.
Adjusted gross margin and adjusted gross margin per metric ton

	Nine Months Ended September 30,		Change
	2023	2022
	(in thousands, except per metric ton)
Reconciliation of gross margin to adjusted gross margin and adjusted gross margin per metric ton:
Gross margin(1)	$3,896	$48,305	$(44,409)
Loss on disposal of assets	11,358	6,700	4,658
Non-cash equity-based compensation and other expense	4,604	1,868	2,736
Depreciation and amortization	94,959	81,103	13,856
Changes in unrealized derivative instruments	2,703	1,245	1,458
Acquisition and integration costs and other	—	2,615	(2,615)
Effects of COVID-19	—	13,942	(13,942)
Effects of the war in Ukraine	—	5,051	(5,051)
Support Payments	2,050	19,985	(17,935)
Adjusted gross margin	$119,570	$180,814	$(61,244)
Metric tons sold	3,925	3,627	298
Gross margin per metric ton	$0.99	$13.32	$(12.33)
Adjusted gross margin per metric ton	$30.46	$49.85	$(19.39)
(1)Gross margin is defined as net revenue less cost of goods sold (including related depreciation and amortization and loss on disposal of assets).
We earned gross margin of $3.9 million, or $0.99 per MT, for the nine months ended September 30, 2023 compared to $48.3 million, or $13.32 per MT, for the nine months ended September 30, 2022. The decrease in gross margin was primarily due to the aforementioned 7% decrease in average sales price per MT, as well as increased cost of goods sold during the nine months ended September 30, 2023.
We earned adjusted gross margin of $119.6 million, or $30.46 per MT, for the nine months ended September 30, 2023 compared to $180.8 million, or $49.85 per MT, for the nine months ended September 30, 2022. The $61.2 million decrease in adjusted gross margin was primarily attributable to the following:
•The 7% decrease in average sales price per MT offset by higher other revenues decreased adjusted gross margin by approximately $33.0 million.
•A $17.9 million decrease due to the elimination of Support Payments during 2023.
•An $8.0 million decrease due to a payment received from a wood pellet supplier for the cancellation of contracted volumes during the second quarter of 2022.
Selling, general, administrative, and development expenses
Selling, general, administrative, and development expenses were $80.5 million and $91.8 million for the nine months ended September 30, 2023 and 2022, respectively. The $11.3 million decrease in total selling, general, administrative, and development expenses is primarily due to a $16.2 million decrease in acquisition and integration costs and other and a $4.8 million decrease in non-cash equity-based compensation expense. The decrease is partially offset by a $7.1 million increase in expenses related to legal and financial advisors associated with our review of liquidity and operations described above in Recent Developments. Selling, general, administrative, and development expenses excludes $6.6 million of employee severance expenses and $11.8 million of non-cash equity-based compensation recorded in restructuring inclusive of related severance expenses for the nine months ended September 30, 2023.
Restructuring inclusive of related severance expenses
During the nine months ended September 30, 2023, total restructuring and related expenses were $19.8 million and consisted of $6.6 million of cash-based employee severance expenses, $11.8 million of non-cash equity-based compensation,

$1.2 million of accelerated leasehold improvement depreciation, and $0.2 million impairment of right-of-use assets related to an office lease.
Depreciation and amortization
Depreciation and amortization expense was $101.0 million and $86.3 million for the nine months ended September 30, 2023 and 2022, respectively. The $14.7 million increase was primarily due to the Lucedale plant, Pascagoula terminal, and expansion assets placed in service during the nine months ended September 30, 2022. Depreciation and amortization expense excludes $1.2 million of accelerated leasehold improvement depreciation recorded in restructuring inclusive of related severance expenses for the nine months ended September 30, 2023.
Total interest expense
We incurred $136.4 million and $42.6 million of total interest expense during the nine months ended September 30, 2023 and 2022, respectively. The increase in interest expense from the prior year was primarily attributable to $74.1 million of interest expense associated with the Q4 2022 Transactions (see “Accounting for Wood Pellets Sale Contracts as a Financing Arrangement (“Q4 2022 Transactions”)”). Higher interest rates under our senior secured revolving credit facility as well as interest expense on the senior secured credit term loan facility outstanding also contributed to the increase in interest expense during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
During the three months ended March 31, 2023, June 30, 2023, and September 30, 2023, we incurred $40.4 million, $11.5 million, and $22.2 million respectively, of interest expense associated with the Q4 2022 Transactions, the timing of which is based on the estimated timing of when the future purchases under the existing purchase agreements will occur. Changes in the estimated timing of future purchases through discussions with the counterparty impact interest expense on a prospective basis.
Income tax
We recorded an insignificant income tax expense for the nine months ended September 30, 2023 and the nine months ended September 30, 2022.
Adjusted net loss

	Nine Months Ended September 30,		Change
	2023	2022
	(in thousands)
Reconciliation of net loss to adjusted net loss:
Net loss	$(257,795)	$(90,948)	$(166,847)
Acquisition and integration costs and other	—	18,778	(18,778)
Effects of COVID-19	—	15,189	(15,189)
Effects of the war in Ukraine	—	5,051	(5,051)
Support Payments	2,050	19,985	(17,935)
Adjusted net loss	$(255,745)	$(31,945)	$(223,800)

Adjusted EBITDA

	Nine Months Ended September 30,		Change
	2023	2022
	(in thousands)
Reconciliation of net loss to adjusted EBITDA:
Net loss	$(257,795)	$(90,948)	$(166,847)
Add:
Depreciation and amortization(1)	102,292	86,322	15,970
Total interest expense	136,359	42,633	93,726
Income tax expense	178	26	152
Non-cash equity-based compensation and other expense(2)	40,886	31,116	9,770
Impairment of assets and loss on disposal of assets(3)	32,794	7,218	25,576
Changes in unrealized derivative instruments	2,703	1,245	1,458
Cash-based restructuring inclusive of severance expense	6,553	—	6,553
Acquisition and integration costs and other	—	18,778	(18,778)
Effects of COVID-19	—	15,189	(15,189)
Effects of the war in Ukraine	—	5,051	(5,051)
Support Payments	2,050	19,985	(17,935)
Adjusted EBITDA	$66,020	$136,615	$(70,595)
(1)Includes $1.2 million of accelerated leasehold improvement depreciation in connection with the restructuring expenses.
(2)Includes $11.8 million of non-cash equity-based compensation in connection with the restructuring expenses.
(3)Includes $0.2 million of impairment of right-of-use assets related to an office lease in connection with the restructuring expenses and $21.2 million of impairment related to the permanent shut down of an underperforming dryer line at the Southampton plant.
We generated adjusted EBITDA of $66.0 million for the nine months ended September 30, 2023 compared to $136.6 million for the nine months ended September 30, 2022. The $70.6 million decrease was primarily attributable to the $61.2 million decrease in adjusted gross margin described under the headings “Adjusted gross margin and adjusted gross margin per metric ton” and the $7.1 million of expense related to legal and financial advisors described under the heading “Selling, general, administrative, and development expenses.”
Liquidity and Capital Resources
Overview
Our primary sources of liquidity include cash and restricted cash balances, cash generated from operations, availability under our senior secured revolving credit facility and, from time to time, debt and equity offerings. Our primary liquidity needs are to fund working capital, to service our debt, and to invest in maintenance capital expenditures, and expansion and optimization of our plant and terminal assets.
Excluding cash restricted for certain construction projects, our liquidity as of September 30, 2023, was $315.2 million. We believe our cash on hand and cash we will generate from our operations will be sufficient to meet our primary liquidity requirements. However, as discussed in Note 2, Liquidity and Going Concern Evaluation, given current wood pellet market forward prices as well as prices under our long-term off-take contracts, we do not believe we have sufficient liquidity to satisfy our obligations to purchase the remaining 1.7 million MT of wood pellets between 2023 and 2025 under agreements entered with a counterparty during the three months ended December 31, 2022 (the “new purchase agreements”). During the three months ended December 31, 2022, we entered into additional wood pellet sales contracts (“new sales contracts,” together with the new purchase agreements, the “Q4 2022 Transactions”) that together with the existing sales contracts totaled approximately 2.8 million MT with deliveries between 2022 and 2026. We are in negotiations with the counterparty to restructure or renegotiate the terms of the Q4 2022 Transactions, or to seek other alternatives to mitigate the potential impact of the Q4 2022 Transactions on our liquidity. Additionally, as a result of operational challenges experienced at the Company’s plants during the first and second quarters of 2023 and a wood pellet market dynamic that has largely held market prices at levels unsupportive of creating margin through spot purchases or spot sales, the Company anticipates that, it may be in breach of the leverage ratio and interest coverage covenants under its senior secured credit facility as early as the reporting date for the measurement period ending December 31, 2023.

In addition to cash on hand of $315.2 million, we also have $125.5 million of cash restricted for our Epes and Bond construction projects as of September 30, 2023. This restricted cash is not sufficient to fund the full construction costs of these projects and we intend to supplement this restricted cash with cash on hand and cash generated from our operations to meet our commitments under our construction projects. However, future capital expenditures, including expenditures made in relation to maintenance capital expenditures and expansion and optimization of our plant and terminal assets, and other cash requirements could be higher than we expect as a result of various factors. We regularly monitor market conditions, and our liquidity needs and, from time to time, may raise additional funds through debt or equity financing, through private investments in the Company, or through other financing opportunities. Additionally, our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive, and other factors beyond our control.
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
During the nine months ended September 30, 2023, we have invested $212.5 million in capital expenditures. Included in our capital expenditures during 2023 is spend associated with the development and construction of the Epes and Bond plants as well as capital improvements and maintenance capital spend across our portfolio of plant and port assets. In terms of total capital expenditures, we are being extremely vigilant with cash management while we navigate through our leverage and liquidity headwinds. We remain focused on investing in the construction of Epes and the development of Bond, as well as maintaining the asset health of our current fleet of plants for optimal production. We believe the cash flow contribution of our greenfield plants (in the near-term Epes, and later Bond) is important to our successful path forward, and therefore we intend to maintain momentum in a disciplined way; however, we will continue to re-evaluate all material capital expenditures as our situation evolves.
Cash Flows
The following table sets forth a summary of our net cash flows from operating, investing and financing activities:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(25,597)	$(51,552)
Net cash used in investing activities	(212,529)	(167,449)
Net cash provided by financing activities	427,726	430,188
Net increase in cash, cash equivalents, and restricted cash	$189,600	$211,187

Cash Used in Operating Activities
Net cash used in operating activities was $25.6 million and $51.6 million for the nine months ended September 30, 2023 and 2022, respectively. The $26.0 million decrease in net cash used in operating activities was primarily due to a $45.9 million unfavorable change in net loss excluding non-cash items during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 offset by favorable changes in working capital of $71.8 million. The favorable changes in working capital were primarily due to the $94.5 million of deferred revenue during the nine months ended September 30, 2023 compared to a minimal amount of deferred revenue during the nine months ended September 30, 2022 offset by an unfavorable change of $30.3 million related to an increase in finished goods subject to repurchase accounting.
Cash Used in Investing Activities
Net cash used in investing activities was $212.5 million and $167.4 million for the nine months ended September 30, 2023 and 2022, respectively. The $45.1 million increase in cash used in investing activities during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to the construction of the Epes plant.
Cash Provided by Financing Activities
Net cash provided by financing activities was $427.7 million and $430.2 million for the nine months ended September 30, 2023 and 2022, respectively. Although the cash provided by financing activities was largely consistent, an $85.1 million decrease in proceeds from the issuance of equity and a $56.4 million decrease in proceeds from the issuance of debt was mostly offset by a $101.3 million decrease in cash used to pay dividends and $30.5 million of cash proceeds received from the sale of finished goods for repurchase accounting.
Off‑Balance Sheet Arrangements
As of September 30, 2023, we did not have any off‑balance sheet arrangements.
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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Enviva’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023, because of the material weakness in our internal control over financial reporting described in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A of Part II of our Annual Report on our 2022 Form 10-K.

Remediation Plan for the Material Weakness
We evaluated the material weakness and implemented a plan of remediation to strengthen our internal controls related to the customer assets recoverability testing process. We have continued to review, revise, and improve the effectiveness of our internal controls, including taking the following steps to remediate our material weakness:
•enhanced the level of precision at which our internal controls over financial reporting relating to customer asset recoverability assessments are performed; and
•improved our documentation to strengthen the support for the judgments applied in the recoverability analyses.
Such controls must be in place and operating effectively for a sufficient period of time in order to validate the full remediation of the material weakness. We expect that the remediation of this material weakness will be completed as of December 31, 2023.
Changes in Internal Control over Financial Reporting
Other than the remediation plan identified above to address the material weakness, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
On September 12, 2023, a putative securities class action lawsuit was filed in federal district court in the District of Maryland, Southern Division, against Enviva, John Keppler, Thomas Meth, Shai Even, and Michael Johnson. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder based on allegations that the Company made materially false and misleading statements regarding its expected financial performance for fiscal year 2023, including its expected EBITDA and dividend payments. The lawsuit seeks unspecified damages with interest as well as recovery of Plaintiff’s costs and attorneys’ fees. Enviva has insurance coverage that, we believe, will cover some or all of its liabilities related to the defense of this matter. However, litigation is inherently uncertain and we cannot be certain that our coverage will be adequate for liabilities actually incurred. Enviva believes the case is without merit and intends to vigorously defend the matter.
Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we do not believe that we are a party to any litigation that will have a material adverse impact on our financial condition or results of operations.
Other than the matters listed above, there have been no material changes with respect to the legal proceedings disclosed in our 2022 Form 10-K.
Item 1A. Risk Factors
In May 2023, our Board elected to eliminate our dividend and authorize a share repurchase program. All of the risk factors that we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, that could have an adverse impact on our ability to pay dividends also could have an adverse impact on our ability to repurchase shares.
The risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 are amended and supplemented, or amended and restated, as applicable, as follows:
Our consolidated financial statements contain a statement regarding a substantial doubt about our ability to continue as a going concern because we may no longer be in compliance with the covenants and restrictions associated with the senior secured credit facility as early as the fourth quarter of 2023.
During the three months ended December 31, 2022, we entered into various agreements to sell and purchase wood pellets with an existing customer through 2025 at fixed prices per MT, which overlapped with certain pre-existing contracts to sell wood pellets to the same customer during the same periods. Under the Q4 2022 Transactions, we are obligated to purchase wood pellets at a price that is higher than prevailing wood pellet prices, and such obligations prevent us from selling wood pellets to our long-term customers or on the spot market at a profitable price creating significant liquidity constraints for us.
As of September 30, 2023, the Company has satisfied all sales obligations under the Q4 2022 Transactions and is obligated under the Q4 2022 Transactions to purchase approximately 1.7 million MT of wood pellets through 2025 for a total of approximately $652.2 million, of which 0.8 million MT for $307.2 million is related to 2023, 0.6 million MT for $233.3 million is related to 2024 and 0.3 million MT for $111.7 million is related to 2025. Assuming sales based on forward Argus prices published on November 1, 2023 for the delivery dates of these volumes under the respective purchase contracts, the aggregate sales value of the volumes we have agreed to purchase would have been approximately $162.7 million in 2023, $134.1 million in 2024, and $67.0 million in 2025 which would indicate that resales of the volumes purchased under the Q4 2022 Transactions into the spot market would have a negative impact on our profitability, cash flows, and liquidity of $144.4 million in 2023, $99.2 million in 2024, and $44.8 million in 2025. Similarly, given the current average sales prices per MT under our existing long-term take-or-pay contracts with other customers, using such volumes to satisfy delivery obligations under such contracts would not cover our loss on the purchases under the Q4 2022 Transactions and would have a negative impact on our profitability, cash flows, and liquidity.
The Company is in negotiations with the existing customer to restructure or renegotiate the terms of the sale and purchase agreements and is considering other alternatives to mitigate the potential impact of the Q4 2022 Transactions on our liquidity. On November 2, 2023, the customer issued a notice of material breach under the contracts that, if not cured or waived, would allow the customer to terminate its purchase and sale contracts with us and accelerate payment thereunder. If we are not able to amend our obligations under the Q4 2022 Transactions or if the existing customer terminates the agreements while spot prices remain low, the Company may be unable to make the applicable termination payment and failure to make such payment could result in defaults under the Company’s senior secured credit facility or other debt facilities. If the Company makes such payments in the current market, such payments could negatively impact the Company’s future cash flows and liquidity and ability to remain in compliance with its covenants under the Company’s senior secured credit facility.
Additionally, as a result of operational challenges experienced at the Company’s plants during the first and second quarters of 2023 and a wood pellet market dynamic that has largely held market prices at levels unsupportive of creating margin through spot purchases or spot sales, the Company anticipates that, it may be in breach of the leverage ratio and interest coverage covenants under its senior secured credit facility as early as the reporting date for the measurement period ending December 31, 2023. In addition, a “going concern” or similar qualification in the audit opinion with respect to our financial statements for the year ended December 31, 2023 would be an independent event of default under our senior secured credit facility. Separately, a default or termination under the Q4 2022 Transactions described above or in connection with certain other customer contracts and the failure to make payments thereunder could result in a default under the senior secured credit facility, which may result in cross-defaults or other consequences under the Company’s other debt facilities. Upon such event of default under our senior secured credit facility, the lenders could declare all outstanding principal and interest to be due and payable and could enforce one or more of their other rights, which could in turn trigger a cross default under our other indebtedness. In that case, we could be forced to commence a bankruptcy or take other defensive action, which would materially adversely affect our business, financial condition and operating results.
Absent a resolution, we cannot assure you that our future cash and cash equivalents, together with cash generated from operations, will be sufficient to allow us to fund our operations or any future growth, including to attract and retain customers. If such financing is not available and such expense and operating adjustments cannot be made on satisfactory terms or at all, we may be unable to operate our business, develop new business or execute on our strategic plan to sustain net revenue growth, in each case at the rate desired or at all, and our operating results would suffer.
If we are not able to improve our liquidity, renegotiate the Q4 2022 Transactions or address the anticipated near-term breaches under our senior secured credit facility, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, suspend or curtail planned programs and/or commence a bankruptcy or other defensive action. Any of these actions could materially harm our business, results of operations, and future prospects. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
A portion of our product sales are based on spot prices for wood pellets. Extended periods of low market prices, or high prices at a time that we need to supplement our production, could adversely affect our financial condition, results of operations, and cash flows and our relationships with customers.
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
At the time of this report, we are facing significant liquidity constraints due to increased exposure to the current spot prices because of current obligations to purchase wood pellets at prices that are higher than the prices at which we would be able to sell them to existing customers or on the spot market. In the fourth quarter of 2022, we were able to opportunistically transact on significantly elevated spot market prices by flexing a number of our long-term contracts, including by delaying or re-contracting shipments from the fourth quarter to 2022 to 2023. In connection with those contracts, we also entered into certain agreements to purchase additional volumes through 2025 at higher prices with the expectation that spot prices would remain high through 2023. However, due to lower wood pellet prices in 2023, certain of those contracts have resulted in commitments to purchase volumes at prices that are higher than we are able to sell them to our long-term customers or in the spot market. If we perform these contracts on their terms, this would result in substantial losses at current commodity prices and may result in our failure to comply with certain covenants under our senior secured credit facility and could result in defaults under the Company’s credit agreement or other debt facilities. See Item 1A – Risk Factors – Our consolidated financial statements contain a statement regarding a substantial doubt about our ability to continue as a going concern because we may no longer be in compliance with the covenants and restrictions associated with the senior secured credit facility as early as the fourth quarter of 2023” and Note 2, Liquidity and Going Concern Evaluation.
In addition to the financial risks outlined above, our practice of flexing contract terms to capitalize on spot market dislocations, or if we fail to perform our obligations under our contracts, including the purchase obligations described above, our customers may be able to terminate or accelerate their contracts with us, or may decide not to extend or renew existing contracts. Any loss of one or more significant customers could have a material adverse effect on our results of operations, business, financial position, and cash flows. In addition, termination of, or acceleration under, certain of our customer contracts, including under the Q4 2022 Transactions, could result in defaults under the Company’s credit agreement or other debt facilities.
Goodwill, intangible assets and other long-lived assets are subject to impairment risk.
We had $103.9 million of goodwill as of September 30, 2023. Goodwill represents the purchase price paid for acquired businesses in excess of the identifiable acquired assets and assumed liabilities. Goodwill is not amortized but is tested for impairment annually and whenever an event occurs, or circumstances change such that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. As of September 30, 2023, the market capitalization of Enviva, Inc. exceeded the carrying amount of the Enviva Inc. reporting unit by 109%. If our market capitalization ceases to exceed the carrying amount of the reporting unit, we would need to test goodwill for impairment, which would include estimating the control premium to add to the market capitalization in order to estimate the fair value of the Enviva Inc. reporting unit. The amount of any excess of the carrying amount of the reporting unit of Enviva Inc. over the fair value of Enviva Inc. would be recognized as an impairment expense. See Note 3, Significant Accounting Policies – Goodwill.
As discussed in Note 2, Liquidity and Going Concern Evaluation, certain conditions and events in the aggregate raise substantial doubt regarding the Company’s ability to continue as a going concern. Given such substantial doubt, the Company may test for impairment of goodwill more frequently than annually.
The assessment for potential impairment of goodwill, intangible assets or other long-term assets requires management to make judgments on a number of significant estimates and assumptions, including projected cash flows, discount rates, and projected long-term growth rates. We may be required to record a significant charge in our consolidated financial statements during the period in which any impairment of our goodwill, intangible assets or other long-term assets is identified and this could negatively impact our financial condition and results of operations. Changes in management estimates and assumptions as they relate to valuation of goodwill could affect our financial condition or results of operations in the future.
Other than as set forth in this Item 1A, there have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 5. Other Information
Leadership Realignment
Effective November 9, 2023, the Board appointed Glenn Nunziata as interim Chief Executive Officer in addition to his role as Chief Financial Officer. Concurrently with Mr. Nunziata’s appointment, the Board changed Thomas Meth’s role from Chief Executive Officer and President to President of the Company and appointed Mark Coscio, Executive Vice President and Chief Development Officer of the Company, as Executive Vice President and Chief Operating Officer.
Mr. Nunziata’s, Mr. Meth’s and Mr. Coscio’s current employment agreements remain in effect. In connection with this transition, the Company entered into a retention agreement with Mr. Meth, which provides for a cash award of $500,000 granted under the under the Company’s long-term incentive plan. The award is subject to clawback for voluntary termination without good reason (excluding the CEO transition) or termination for cause, in each case prior to July 23, 2024.
Mr. Nunziata’s biography is incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 30, 2023, and Mr. Coscio’s biography is incorporated by reference to the Company’s Proxy Statement on Schedule

14A, filed with the SEC on May 1, 2023. There are no family relationships between Mr. Nunziata or Mr. Coscio and any of the Company’s current directors or executive officers. There are no transactions in which Mr. Nunziata or Mr. Coscio has an interest requiring disclosure under Item 404(a) of Regulation S-K.
Other Information
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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
10.1†
Separation and General Release Agreement, effective as of August 29, 2023, among Enviva Inc., Enviva Management Company, LLC, and Shai S. Even (Exhibit 10.1, Form 8-K filed August 30, 2023, File No. 001-37363)

10.2†	Employment Agreement, dated and effective as of August 28, 2023, between Enviva Management Company, LLC and Glenn T. Nunziata (Exhibit 10.2, Form 8-K filed August 30, 2023, File No. 001-37363)
10.3†	Indemnification Agreement between Enviva Inc. and Glenn T. Nunziata, dated as of August 28, 2023 (Exhibit 10.3, Form 8-K filed August 30, 2023, File No. 001-37363)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101
The following financial information from Enviva Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Changes in Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Condensed Consolidated Financial Statements

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

ENVIVA INC.

Date: November 9, 2023
	By:	/s/ Glenn Nunziata
Glenn Nunziata
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)