Form 10-K
period 2023-12-31
Enviva Inc.
filed 2024-10-03
CIK 1592057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2023 was approximately $348,967,660 based upon a closing price of $10.85 per share of the registrant’s common stock as reported on the New York Stock Exchange on such date.
As of September 23, 2024, 74,864,651 shares of the registrant’s common stock were outstanding.

ENVIVA INC.
ANNUAL REPORT ON FORM 10‑K
i

CAUTIONARY STATEMENT REGARDING FORWARD‑LOOKING STATEMENTS
Certain statements and information in this Annual Report on Form 10‑K (this “Annual Report”) may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” or other similar expressions are intended to identify forward‑looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. Although management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts of our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from those in our historical experience and our present expectations or projections. Factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:
•our ability to successfully complete a restructuring under Chapter 11 of the Bankruptcy Code;
•potential adverse effects of the Chapter 11 Cases on our liquidity and results of operations (including the availability of operating capital during the pendency of the Chapter 11 Cases);
•our ability to obtain timely approval by the Bankruptcy Court with respect to the motions and applications filed in the Chapter 11 Cases;
•objections to our restructuring process, the DIP Financing (as defined below) or debtor-in-possession financing, or other pleadings filed ( or any appeals of orders relating thereto) that could protract or increase the cost of the Chapter 11 Cases;
•employee attrition and our ability to retain senior management and other key personnel due to distractions and uncertainties associated with the Chapter 11 Cases, including our ability to provide adequate compensation and benefits during the Chapter 11 Cases;
•our ability to maintain relationships with vendors, customers, employees, and other third parties and regulatory authorities as a result of the Chapter 11 Cases;
•our ability to comply with the conditions of the DIP Financing, the RSA (as defined below) and other financing and restructuring arrangements;
•the effects of the bankruptcy petitions on the Company and on the interests of various constituents, including our stockholders;
•the length of time that we will operate under the protections of the Bankruptcy Code and the continued availability of operating capital during the pendency of the Chapter 11 Cases;
•risks associated with third-party motions in the Chapter 11 Cases, which may interfere with our ability to consummate a restructuring in accordance with the timeline prescribed by the RSA or at all;
•increased administrative and legal costs related to the Chapter 11 Cases and other litigation and inherent risks involved in a bankruptcy process;
•our ability to successfully execute cost-reduction and productivity initiatives on the anticipated timeline or at all;
•our ability to successfully renegotiate contracts with customers on anticipated rates or at all;
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
•impairment of other long-lived assets;

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
•changes in foreign currency exchange or interest rates and the failure of any hedging arrangements to effectively reduce our exposure to related risks;
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
•our ability to maintain the listing of our stock on the New York Stock Exchange (the “NYSE”) and to cure our noncompliance with NYSE listing standards;
•viral contagions or pandemic diseases;
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
Overview
Enviva was originally formed in 2013 as a limited partnership that converted to a corporation on December 31, 2021. We develop, construct, acquire, and own and operate, contracted wood pellet production plants where we aggregate a natural resource, wood fiber, and process it into dry, densified, uniform wood pellets that can be effectively stored and transported around the world. We primarily sell our wood pellets through long-term, take-or-pay off-take contracts with customers in Japan, the United Kingdom (the “U.K.”), and the European Union (the “EU”), who use our wood pellets to generate power and heat.
We own and operate ten plants (collectively, “our plants”) strategically located in Virginia, North Carolina, South Carolina, Georgia, Florida, and Mississippi. We export our wood pellets to global markets through our deep-water marine terminal at the Port of Chesapeake, Virginia, terminal assets at the Port of Wilmington, North Carolina, and the Port of Pascagoula, Mississippi, and from third-party deep-water marine terminals in Savannah, Georgia, Mobile, Alabama, and Panama City, Florida. In 2022, we commenced construction of a wood pellet production plant in Epes, Alabama (the “Epes plant”) which is designed and permitted to produce more than one million metric tons per year (“MTPY”) of wood pellets. For 2023, our production capacity from our wood pellet production plants was contracted under our long-term, take-or-pay off-take contracts. Our facilities are located in geographic regions with low input costs and favorable transportation logistics. Our raw materials are byproducts of the sawmilling process or traditional timber harvesting, principally low-value wood materials, such as trees generally not suited for sawmilling or other manufactured forest products, treetops and limbs, understory, brush, and slash that are generated in a harvest.
Our primary sales strategy is to fully contract the wood pellet production from our plants under long-term, take-or-pay off-take contracts with a diversified customer base. In connection with our ongoing restructuring through Chapter 11 of the Bankruptcy Code, we renegotiated many of our long-term contracts, and are continuing to negotiate certain other contracts, with the goal of improving profitability and to better protect against future inflation and other cost risks. We prioritized high-quality, long-term contracted relationships with the intention of returning to a business model of primary cash flow generation from predictable, profitable take-or-pay contracts.
Our largest customers use our wood pellets as a substitute fuel for coal in dedicated biomass or co-fired coal power plants. Wood pellets serve as a suitable “drop-in” alternative to coal because of their comparable heat content, density, and form. Due to the uninterruptible nature of our customers’ fuel consumption, our customers require a reliable supply of wood pellets that meet stringent product specifications. We have built our operations and assets to deliver and certify the highest levels of product quality. In addition to our customers’ focus on the reliability of supply, they are concerned about the combustion efficiency of the wood pellets and their safe handling. Because combustion efficiency is a function of energy density, particle size distribution, ash/inert content, and moisture, our customers require that we supply wood pellets meeting minimum criteria for a variety of specifications and, in some cases, provide incentives for exceeding our contract specifications.
Chapter 11 Cases
On March 12, 2024 (the “Petition Date”), the Company and certain subsidiaries of the Company (collectively, the “Debtors”) filed voluntary petitions (“the Bankruptcy Petitions”) for reorganization under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of Virginia (“Bankruptcy Court”). On March 14, 2024, the Bankruptcy Court granted motions filed by the Company seeking joint administration of the Chapter 11 Cases under the caption In re: Enviva Inc., et al., Case No. 24-10453 (the “Chapter 11 Cases”). The Company is continuing to operate in the ordinary course throughout the Chapter 11 Cases as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

The filing of the Bankruptcy Petitions described above constitutes an event of default and acceleration under each of the following debt instruments (the “Debt Instruments”):
•Indenture, dated as of December 9, 2019, by and among the Company (as successor to Enviva Partners, LP), Enviva Partners Finance Corp., each of the guarantors party thereto, and Wilmington Savings Fund Society, FSB (as successor to Wilmington Trust, N.A.), as trustee.
•Amended and Restated Credit Agreement, dated as of October 18, 2018 (as amended, restated, amended and restated, supplemented, or otherwise modified from time to time), by and among the Company, Enviva, LP, each of the guarantors party thereto, the lenders party thereto, and Ankura Trust Company, LLC, as Administrative Agent and as Collateral Agent, and the other parties thereto;
•Indenture of Trust (as amended, restated, modified, supplemented, or replaced from time to time), dated as of July 1, 2022, by and between The Industrial Development Authority of Sumter County and Wilmington Trust, N.A., as trustee;
•Loan and Guaranty Agreement, dated effective as of July 15, 2022, by and among The Industrial Development Authority of Sumter County, the Company, and certain of its subsidiaries;
•Indenture of Trust (as amended, restated, modified, supplemented, or replaced from time to time), dated as of November 1, 2022, by and between Mississippi Business Finance Corporation and Wilmington Trust, N.A., as trustee;
•Loan and Guaranty Agreement, dated effective as of November 22, 2022, by and among Mississippi Business Finance Corporation, the Company, and certain of its subsidiaries;
•Loan Agreement, dated as of June 27, 2022, by and among Enviva Pellets Epes, LLC, the lenders party thereto, and the Company; and
•Loan Agreement, dated as of June 27, 2022, by and between Enviva Pellets Epes Finance Company, LLC and United Bank.
The Debt Instruments provide that as a result of the Bankruptcy Petitions, the principal and interest due thereunder shall be immediately due and payable. However, any efforts to enforce such payment obligations under the Debt Instruments has been automatically stayed as a result of the Bankruptcy Petitions, and the creditors’ rights of enforcement in respect of the Debt Instruments is subject to the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
The Debtors have obtained requested relief from the Bankruptcy Court that enables the Debtors to maintain business-as-usual operations and uphold their respective commitments to their stakeholders, including employees, customers, and vendors during the restructuring process, subject to the jurisdiction of the Bankruptcy Court and in accordance with then applicable provisions of the Bankruptcy Code.
Restructuring Support Agreements
On the Petition Date, the Company entered into a Restructuring Support Agreement (including any schedules and exhibits attached thereto, the “RSA”) with (i) certain subsidiaries of the Company (together with the Company, the “Company RSA Parties”), (ii) certain participating holders or beneficial holders, investment advisors, sub-advisors, or managers of funds and/or accounts that are holders or beneficial holders of the Company’s outstanding 6.5% Senior Notes due 2026 (the “2026 Notes” and the holders thereof, the “2026 Noteholders”), (iii) certain participating holders or beneficial holders, investment advisors, sub-advisors, or managers of funds and/or accounts that are holders or beneficial holders, whether as record holders or participants, of loans or commitments under the Company’s senior secured credit facility (the “Senior Secured Credit Facility” and the lenders thereunder, the “Credit Facility Lenders”), (iv) certain participating holders or beneficial holders, investment advisors, sub-advisors, or managers of funds and/or accounts that are holders or beneficial holders of Exempt Facilities Revenue Bonds (Enviva Inc. Project), Series 2022 (Green Bonds) issued by the Industrial Development Authority of Sumter County, Alabama (the “Epes Green Bonds” and the holders thereof, the “Epes Bondholders”), and (v) certain participating holders or beneficial holders, investment advisors, sub-advisors, or managers of funds and/or accounts that are holders or beneficial holders of Exempt Facilities Revenue Bonds (Enviva Inc. Project), Series 2022 (Green Bonds) issued by Mississippi Business Finance Corporation (the “Bond Green Bonds” and the holders thereof, the “Bond Bondholders,” and together with the 2026 Noteholders, the Credit Facility Lenders, and the Epes Bondholders, the “Restructuring Support Parties”).
Under the terms of the RSA, the Restructuring Support Parties have agreed to support a restructuring of the Company RSA Parties under a Chapter 11 plan of reorganization (the “Plan”) to be proposed in accordance with the terms set forth in the RSA.

The Restructuring Support Parties and the Company RSA Partners and the Company RSA Parties have entered into certain amendments to the RSA, including to extend certain milestones and deadlines thereunder.
The Company RSA Parties also entered into a Restructuring Support Agreement (including any schedules and exhibits attached thereto, the “Bond MS RSA”) with certain Bond Bondholders comprising a majority of Bond Green Bonds outstanding and the Bond Green Bonds Trustee (as defined in the Bond MS RSA). Under the Bond MS RSA, the Company agreed, among other obligations described in the term sheet attached as Exhibit A thereto (the “Bond MS Term Sheet”), to promptly seek Bankruptcy Court approval of a settlement with the Bond Bondholders party thereto and the Bond Green Bonds Trustee, whereby the Company RSA Parties will consent to the partial redemption of the Bond Green Bonds via the release of certain funds currently held by the Bond Green Bonds Trustee (the “Construction Funds”). In exchange, the Bond Green Bondholders and the Bond Green Bonds Trustee both agree, among other obligations described in the Bond MS Term Sheet, and subject to any rights granted by the Bond MS RSA, to support the Plan. On May 8, 2024, the Bankruptcy Court entered an order approving the settlement in the Bond MS Term Sheet (the “Bond MS Settlement Order”). Pursuant to the Bond MS Settlement Order, the Bond Green Bonds Trustee transferred the Construction Funds to the Settlement Fund (as defined in the Bond MS RSA) for further distribution by the Bond Green Bonds Trustee to the Bond Bondholders.
DIP Facility
On March 15, 2024, the Company entered into a Debtor-in-Possession Credit and Note Purchase Agreement (the “DIP Credit Agreement”) by and among the Company, as borrower, and the other Debtors, as guarantors, the various lenders from time to time party thereto (the “Lenders”), and Acquiom Agency Services LLC (“Acquiom”) and Seaport Loan Products LLC, as co-administrative agents, and Acquiom, as collateral agent providing for a debtor-in-possession term loan and notes facility (the “DIP Financing”) in an amount not to exceed $500.0 million. On March 14, 2024, the Bankruptcy Court granted interim approval of the motion to approve the DIP Financing (the “Interim DIP Order”) and borrowing of up to $150.0 million of the loans and notes thereunder. Following the issuance of the Interim DIP Order, the Company offered certain eligible holders of the Company’s common stock (the “Common Stock”) the opportunity to subscribe to participate in the syndication of up to $100.0 million aggregate principal amount of DIP Financing (the “Syndication”) pursuant to certain procedures (the “Syndication Procedures”). On May 3, 2024, the Bankruptcy Court entered a final order approving the full amount of the DIP Financing and the Syndication (the “Final DIP Order”). As authorized by the Final DIP Order, participants in the Syndication became Lenders under the DIP Credit Agreement as of May 6, 2024. An appeal from the Final DIP Order seeking to strike the Syndication was filed by the Official Committee of Unsecured Creditors and remains pending in the U.S. District Court for the Eastern District of Virginia.
The proceeds of the loans and notes under the DIP Credit Agreement are designated to pay the Company’s operating expenses, help fund the completion of the Epes plant, and pay other fees, expenses, and other expenditures of the Company set forth in rolling budgets prepared in connection with the Chapter 11 Cases, which are subject to approval by the DIP Creditors. The Lenders and the Company together have entered into several technical amendments to the DIP Credit Agreement, either to clarify defined terms or extend deadlines related to reporting by the Company.
Stock Procedures
On March 13, 2024, the Company filed a motion (“NOL Motion”) seeking entry of an interim and final order establishing certain procedures and restrictions with respect to the direct or indirect purchase, disposition, or other transfer of the Common Stock (and declarations of worthlessness with respect to such Common Stock) (such procedures, “Stock Procedures”), and seeking related relief, in order to preserve and protect the potential value of the Company’s net operating losses (“NOLs”) and certain other tax attributes of the Company (together with the NOLs, “Tax Attributes”). On March 14, 2024, the Bankruptcy Court entered an order granting the NOL Motion and approving the Stock Procedures on an interim basis. On April 12, 2024, the Bankruptcy Court entered an order granting the NOL Motion and approving the Stock Procedures on a final basis.
Chapter 11 Plan and Equity Rights Offering
On August 30, 2024, the Company filed a proposed Joint Chapter 11 Plan of Reorganization of Enviva Inc. and its Debtor Affiliates (the “Proposed Plan”) and a related proposed form of Disclosure Statement (the “Proposed Disclosure Statement”) with the Bankruptcy Court. Capitalized terms used but not otherwise defined in this section have the meanings set forth in the Proposed Plan. The Proposed Plan and the related Proposed Disclosure Statement describe, among other things, the Proposed Plan; the restructuring of the Company set forth therein; the events leading to the Chapter 11 Cases; and certain events that have occurred or are anticipated to occur during the Chapter 11 Cases, including the anticipated solicitation of votes to approve the Proposed Plan from certain of the Company’s creditors and existing equity holders, as well as the risks related to, among other things, the Chapter 11 Cases. The Proposed Plan provides for, among other things:

•The sale of our interests following a reorganization (the “Reorganized Enviva Inc. Interests”) pursuant to a rights offering (the “Equity Rights Offering”) to raise proceeds in an aggregate amount equal to (i) $250 million plus (ii) the principal amount of any DIP Tranche A Loans under the DIP Facility to the extent the Holders of such Loans do not elect to participate in the DIP Tranche A Equity Participation, which Rights Offering is expected to be fully backstopped;
•Entry into a $1 billion first lien senior secured exit facility, which certain commitment parties are expected to backstop; provided that the Company may seek proposals for alternative debt financing for all or part of the Company’s debt capital structure in consultation with an ad hoc group of the Company’s previous creditors;
•The DIP Tranche A Equity Participation, subject to certain conditions in the DIP Credit Agreement;
•Repayment of the DIP Tranche A Loans (to the extent the Holders of which do not elect to participate in the DIP Tranche A Equity Participation) and the DIP Tranche B Loans under the DIP Facility in cash;
•Repayment of our senior secured credit facility in cash;
•Distribution of Reorganized Enviva Inc. Interests and rights to participate in the Equity Rights Offering to holders of certain unsecured claims;
•Distribution of cash in an aggregate amount equal to either $18 million or $13 million, depending on whether certain conditions are met, to holders of certain unsecured claims;
•Subject to certain conditions, outside of the Company’s control, including classes of certain unsecured claims voting to accept the Proposed Plan, distribution to each holder of an Existing Equity Interest of its pro rata share of either (i) cash in an amount equal to $1 million or (ii) the Reorganized Enviva Inc. Interests Existing Equity Interests Equity Pool and the New Warrants, and with respect to (ii), solely to the extent a holder of an Existing Equity Interest affirmatively elects to receive such treatment in lieu of cash on a timely and properly submitted ballot and the value of the Reorganized Enviva Inc. Interests Existing Equity Interests Equity Pool and the New Warrants is greater than 0% following dilution by the transactions contemplated by the Proposed Plan; and
•An overbid process, consistent with the terms of the Final DIP Order and certain overbid procedures, to solicit bids for a value-maximizing alternative transaction.
In addition, the Company filed motions (i) for entry of an order approving the adequacy of the Proposed Disclosure Statement, approving the solicitation of votes in favor of the Plan, and establishing procedures from the proposed Equity Rights Offering, described in the Proposed Plan and the Proposed Disclosure Statement and (ii) for entry of an order authorizing the Company entry into a backstop agreement related to the proposed equity rights offering (the “Disclosure Statement Motions”).
Backstop Agreement
On August 30, 2024, the Debtors entered into a Backstop Commitment Agreement (as amended, the “Backstop Agreement”) with certain Equity Commitment Parties pursuant to which each of the Equity Commitment Parties has agreed to backstop, severally and not jointly and subject to the terms and conditions in the Backstop Agreement, the Equity Rights Offering. The Debtors’ obligations under the Backstop Agreement, including the payment of certain premiums set forth therein, remain subject to approval by the Bankruptcy Court.
Exit Facilities Commitment Letter
On August 30, 2024, the Debtors entered into a commitment letter (as amended, the “Commitment Letter”) with the certain commitment parties pursuant to which the commitment parties have committed to provide to the Debtors a first lien senior secured facility in an aggregate principal amount of $1 billion upon emergence from Chapter 11 Cases. The Debtors’ obligations under the Commitment Letter, including the payment of certain premiums set forth therein, remain subject to approval by the Bankruptcy Court.
Our Production Plants, Logistics, and Storage Capabilities
We procure wood fiber and process it into utility-grade wood pellets and load the finished wood pellets into railcars, trucks, and barges for transportation to deep-water marine terminals, where we receive, store, and ultimately load our wood pellets onto dry-bulk cargo oceangoing vessels for delivery to our customers.
We own and operate ten industrial-scale wood pellet production plants strategically located in the Mid-Atlantic and Gulf Coast regions of the United States, geographic areas in which wood fiber resources are plentiful and readily available. Our multi-plant profile and scale provide us with flexibility under our portfolio of off-take contracts that enhances the reliability of our deliveries.
Our facilities are designed to operate 24 hours per day, 365 days per year, although we schedule up to 15 days of planned maintenance for our wood pellet production plants during each calendar year. There are no regularly required major turnarounds or overhauls.
During 2023, we produced approximately 5.0 million metric tons (“MT”) of wood pellets. The following table describes our wood pellet production plants:

Plant Location	Year of Acquisition or Operations Commenced	Receiving Terminal Location
Ahoskie, North Carolina	2011	Chesapeake
Amory, Mississippi	2010	Mobile
Cottondale, Florida	2015	Panama City
Greenwood, South Carolina	2020	Wilmington
Hamlet, North Carolina	2019	Wilmington
Lucedale, Mississippi	2022	Pascagoula
Northampton, North Carolina	2013	Chesapeake
Sampson, North Carolina	2016	Wilmington
Southampton, Virginia	2013	Chesapeake
Waycross, Georgia	2020	Savannah
Total
Wood Fiber Procurement and Sustainability
We and our customers are subject to stringent requirements regarding the sustainability of the fuels we procure. In addition to our internal sustainability policies and initiatives like our Responsible Sourcing Policy, we maintain multiple forest certifications in relation to our wood fiber procurement. Our fiber supply chains are routinely audited by independent third parties, and we maintain the traceability of information concerning the primary wood that is delivered to us directly from forests via our proprietary Track & Trace® system.
Our wood fiber demand is complementary to, rather than in competition with, demand for wood from most other forest-related industries, such as lumber and furniture. Demand for the non-merchantable fiber, waste products, or byproducts that we use is generally low; accordingly, the tops, limbs, and other wood fiber we purchase would otherwise generally be left unused, impeding reforestation or burned.
Our fleet of production plants is sited in robust fiber baskets in the southeast United States that sustainably support our growing operations with fiber. As a result of the fragmented nature of tract ownership in our sourcing areas, we procure raw materials from hundreds of landowners, loggers, and timber industry participants, with no individual landowner representing a material fraction of any of our plants’ needs. Our wood fiber is procured under a variety of arrangements, including (1) logging contracts for the thinnings, pulpwood, and other unmerchandised fiber, (2) in-woods chipping contracts, (3) contracts with timber dealers, and (4) purchases from sawmills.

Port Operations
The following table describes our owned and leased ports. Wood pellets are exported from our owned or leased deep-water, marine terminals and are stored in domes, barges, and warehouses at the ports. Our terminals operate 24 hours per day, seven days per week.

Port Location	Throughput Capacity (MTPY)	Storage Capacity (MT)	Storage Facility Type at Port Location	Terminal Facility Own/Lease
Chesapeake, Virginia	2,500,000	90,000	Owned domes	Owned terminal
Mobile, Alabama(1)	115,000	45,000	Third-party barges	Leased terminal assets
Panama City, Florida	780,000	52,000	Third-party warehouse and dome	Owned terminal assets
Pascagoula, Mississippi	3,000,000	90,000	Owned domes	Owned terminal assets
Wilmington, North Carolina	3,000,000	90,000	Owned domes	Owned terminal assets
Savannah, Georgia	1,500,000	50,000	Third-party domes	Leased terminal assets
Total	10,895,000	417,000
(1) Wood pellets are exported from a third-party, privately owned and maintained deep-water, multi-berth terminal that operates 24 hours per day, seven days per week.
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
We also have entered into several other contracts that have smaller off-take quantities than the contracts described above. In 2023, we had contracts with 16 customers in jurisdictions ranging from Japan, U.K., Denmark, the Netherlands, Belgium, and Poland. Beginning in fall 2023, a subset of the Company and the Advisors (the “RTB Team”) set out to re-negotiate, or “raise the bridge” (“RTB”) on, the terms of the existing long-term contracts to make the profitability metrics sufficiently sustainable for the Company. Since the Petition Date, and in accordance with the Company’s RTB efforts, the Company has worked with their advisors to evaluate and renegotiate the terms of the Company’s existing, long-term take-or-pay off-take contracts with customers in the United Kingdom, the European Union, and Japan to make the profitability metrics sufficiently sustainable for the Debtors. Certain of these negotiations have been completed and others remain ongoing.
In some cases, we may purchase shipments of product from third-party suppliers and resell them in back-to-back transactions.
Industry Overview
Our product, utility-grade wood pellets, is used in an increasing variety of applications around the world by our customers in energy and heat generation and industrial processes.
For many of our customers, our wood pellets are used as a substitute for coal in both dedicated and co-fired power generation and combined heat and power plants. It enables major power, heat, or combined heat and power generators (“generators”) to profitably generate electricity and heat in a manner that helps to reduce the overall cost of compliance with certain renewable energy targets and regulatory requirements while also allowing companies to diversify their secure sources of renewable feedstock supply.
Wood pellet fueled power plants are capable of meeting baseload electricity demand and are dispatchable (that is, power output can be switched on or off or adjusted based on demand). As a result, utilities and major generators in Europe, Asia, and other areas have made and continue to make long-term, profitable investments in power plant conversions and new builds of generating assets that either co-fire wood pellets with coal or are fully dedicated wood pellet fueled power plants. Such developments help generators maintain and increase baseload generating capacity and comply with climate change regulations and renewable energy targets.
The capital costs required to convert a coal plant to co-fire biomass, or to consume biomass exclusively, are a fraction of the capital costs associated with implementing offshore wind and most other renewable technologies. Furthermore, the relatively quick process of converting coal-fired plants to biomass fueled generation can be an attractive benefit for generators whose generation assets are no longer viable as coal plants due to the expiration of operating permits, regulatory phase-out of coal-fired power generation, the introduction of taxes, or other restrictions on fossil fuel usage. Additionally, the European

Union’s Emissions Trading System continues to demonstrate a durable, constructive market for carbon, which frequently assists biomass in being more cost effective for energy generation than other feedstocks such as coal and natural gas, even in markets where there are no direct incentives or subsidies for renewable energy generation.
There also continues to be significant demand growth in Europe and Asia for wood pellets as a preferred fuel source and renewable alternative to fossil fuels for district heating loops, residential and commercial heating, and the production of heat for industrial sites.
In addition to the customer applications outlined above, we are in discussion with a number of potential customers who are interested in negotiating long-term, take-or-pay off-take contracts with the intention of using our wood pellets as a raw material input in the refinement of bio-liquids like biodiesel and sustainably produced aviation fuel as well as to generate process steam and heat in heavy industrial manufacturing like lime, sugar, etc.
Competition
We compete with other utility-grade wood pellet producers for long-term, take-or-pay off-take contracts with major power and heat generation customers, trading houses, and increasingly with customers in heavy industrial manufacturing sectors. Competition in our industry is based on the price, quantity, quality, and consistency of the wood pellets produced, the reliability and scale of wood pellet deliveries and the producer’s ability to verify and document, through customer and third-party audits, that their wood pellets meet the regulatory sustainability, and use requirements of a particular customer.
Most of the world’s current wood pellet production plants are owned by small, private companies, with few companies owning or operating multiple plants. Few companies have the scale, production, technical expertise, access to sustainable fiber baskets, or commercial infrastructure necessary to supply utility-grade wood pellets under large, long-term off-take contracts to creditworthy counterparties. We are the largest producer measured by annual tonnage and consider other companies with production expectations, technical expertise, or commercial infrastructure to be our competitors, including Drax Biomass Inc., AS Graanul Invest, Fram Renewable Fuels, LLC, Phu Tai Bio-Energy Corporation, and Highland Pellets LLC.
Governmental Regulations
Our operations are subject to stringent and comprehensive federal, state, and local laws and regulations governing matters including protection of the environment and natural resources, occupational health and safety, and the release or discharge of materials into the environment, including air emissions. Such laws and regulations may require us to obtain permits, limit or avoid certain operational practices, and incur costs for compliance or remediation. Failure to comply with such laws may also result in substantial liabilities, including possible fines and penalties for unpermitted emissions or discharges from our operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, the imposition of investigatory and remedial obligations, and the issuance of orders enjoining some or all of our operations in affected areas.
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
Air Emissions
The federal Clean Air Act, as amended (the “CAA”), and state and local laws and regulations that implement and add to CAA requirements, regulate the emission of air pollutants from our facilities. The CAA and state and local laws and regulations impose significant monitoring, testing, recordkeeping, and reporting requirements for these emissions. These laws and regulations require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain, and strictly comply with stringent air permit emission limits, and in certain cases utilize specific equipment or technologies to control and measure emissions. Obtaining these permits can be both costly and time-intensive and has the potential to delay opening of new plants or significant expansion of existing plants; moreover, complying with these permits, including satisfying testing requirements, can be costly and time-intensive. Failure to comply with these laws, regulations and permit requirements may cause us to face fines, penalties, or injunctive orders in connection with air pollutant emissions from our operations.
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
Climate Change and Greenhouse Gases
Our operations are subject to limited direct regulation with respect to greenhouse gas (“GHG”) emissions. For example, at this time, the U.S. Environmental Protection Agency (the “EPA”) requires certain large facilities to undergo CAA pre-construction review and obtain operating permits for their GHG emissions. Our operations are also indirectly affected by regulations regarding the carbon treatment of biomass. Several jurisdictions to which we ship our product have imposed regulations on the characterization of biomass as a carbon-neutral fuel, and any change that imposes more stringent regulations on the characterization of biomass as carbon-neutral could negatively impact demand for our products or require us to incur additional costs to achieve such characterization of our products. For more information, see our risk factor titled “Changes in the treatment of biomass could adversely impact our business.” Additionally, in March 2024, the U.S. Securities and Exchange Commission (“SEC”) released its final rule establishing a framework for the reporting of climate risks, targets, and metrics. However, shortly thereafter, the final rule was challenged. Litigation remains pending in the Eighth Circuit, and the final rule is currently stayed. It is not yet known whether the final rule will survive the legal challenges it faces and, if so, what form and substance it will take, which could ultimately result in additional compliance costs. Finally, increasing concentrations of GHGs in the earth’s atmosphere may produce climate changes that have significant physical effects, such as sea-level rise, increased frequency and severity of storms, floods, and other climatic events, including forest fires. If any such effects were to occur, they could have an adverse effect on our operations.
Safety and Maintenance
We are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act, as amended (“OSHA”), and comparable state statutes, which are intended to protect the health and safety of employees and contractors. OSHA imposes various requirements, including safety-related training, policies, and programs. In addition, the OSHA Hazard Communication Standards and the EPA’s Emergency Planning and Community Right-to-Know Act statutes require that information be maintained concerning hazardous materials used or produced in our operations and that this information be provided to employees, state and local governmental authorities and citizens. National Fire Protection Association (NFPA) standards require affected facilities to develop and implement plans and controls to minimize combustible dust. EPA regulations mandate the utilization of pollution control equipment such as cyclones, baghouses, and electronic precipitators to minimize regulated air emissions at affected facilities. Additionally, we hold ourselves accountable to applicable air, solid waste, and wastewater regulations as required by EPA regulations, state and local laws and ordinances. Our deep-water marine terminals are required to adhere to Homeland Security/U.S. Coast Guard regulations regarding physical security and emergency response plans.
Seasonality
Our business is affected by seasonal fluctuations. During the first half of the year, the cost of producing wood pellets tends to be higher because during the winter months, the cost of delivered raw materials are higher, primarily due to a reduction in accessibility during cold and wet weather conditions, which results in our need to extend the procurement radius around our plants. Our raw materials typically have higher moisture content during this period, resulting in lower production levels; moreover, the cost of drying wood fiber increases during periods of lower ambient temperatures given greater energy required in the process of heating. Our operating costs are primarily fixed, resulting in low fixed cost absorption or higher operating cost per MT. Additionally, our customer contract price mix is typically higher during the second half of the year as we increase the sales volumes delivered to customers using wood pellets for heating.

Human Resources
Our employees are our greatest resource and keeping them safe is considered a moral obligation for all of us. We are deeply committed to our health and safety standards and processes. Moreover, we continue to work to build and foster a culture of diversity and inclusion among our employees and other stakeholders and strive to build relationships with long-lasting, positive impact in the communities in which we operate. As a company, we value keeping promises, acting with integrity, the determination to make a difference, and the qualities of openness, humility, and respect.
Through our human resources practices, we focus on attracting, developing, and retaining talent to help enable the execution of our business purpose consistent with our values. In addition, we apply a talent framework to support our human resources objectives of recruiting and nurturing top talent, strengthening our succession planning to develop a pipeline of future leaders for key roles and driving a culture of accountability through a robust performance management process.
We had 1,234 employees as of December 31, 2023 of which 1,218 were based in the United States and 16 based outside of the United States. Plant operations roles typically have a stable number of full-time equivalents throughout the year. None of our employees are represented by a labor union. We have not experienced any employment-related work stoppages, and we consider relations with our employees to be positive. As a result of the Chapter 11 Cases, we have experienced employee attrition, and our employees have faced considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations.
To further our business objectives, we seek to bring Enviva’s best minds, systems, processes, and team back-up culture, together. Enviva finished 2023 with a Total Recordable Incident Rate of 1.57 compared to a wood product manufacturing and an industry average incident rate of 5.3 and 3.0, respectively, based on Bureau of Labor statistics regarding injuries and illnesses per 100 full-time workers based on Bureau of Labor statistics.
We focus on attracting, developing, and retaining a team of highly talented and motivated employees. We seek to offer our employees competitive pay and benefits including paid time off, multiple healthcare and insurance coverage options including premium-free offerings, paid company leave, holidays, and a 401(k) retirement plan including employer match. Employee performance is measured in part based on goals that we believe are aligned with our annual objectives, and we recognize that our success is based on the talents and dedication of those we employ. Additionally, we look to support our employees both on and off the job site by offering benefits such as paid parental leave, a wellness reimbursement program, FSA dependent care, paid disability (short term/long term), and educational assistance. We evaluate these programs annually to ensure our employees are compensated fairly and competitively.
We are an equal opportunity employer with a commitment to a culture of diversity and inclusion of all backgrounds, experiences and perspectives. We believe in a workplace that promotes equality, transparency, and accountability. Our policies and procedures seek to foster these values through regular training and employee engagement activities, such as annual trainings that are required to be completed by 100% of our employees on workplace conduct and non-discrimination. We strive to engage with the local communities where our operations are based in order to locate and support a diverse talent pool with career opportunities.
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

ITEM 1A.    RISK FACTORS
There are many factors that could have a material adverse effect on our business, financial condition, and results of operations. New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect financial performance. Each of the risks described below could adversely impact the value of our common stock.
Summary Risk Factors
Our business is subject to numerous risks and uncertainties, including those described in this Item 1A “Risk Factors.” These risks include the following:
•The Chapter 11 Cases may have a material adverse impact on our business, financial condition and results of operations.
•Delays in the Chapter 11 Cases may increase the risks of our being unable to reorganize our business and emerge from bankruptcy and increase our costs associated with the bankruptcy process.
•We may be subject to the risks and uncertainties associated with our exclusive right to file a plan of reorganization.
•Adverse publicity in connection with the Chapter 11 Cases or otherwise could negatively affect our business.
•Trading in our common stock during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks and the Chapter 11 Cases may render the common stock worthless.
•There can be no assurance that we will be able to regain compliance or comply with the continued listing standards of the NYSE, which could result in the delisting of our securities, limit investors’ ability to make transactions in our securities, and subject us to additional trading restrictions.
•Upon emergence from bankruptcy, the equity interests in the reorganized company may not be listed on the NYSE or any other stock exchange and we may no longer be a SEC reporting company.
•The RSA is subject to significant conditions and milestones that may be difficult for us to satisfy, which—if the Company fails to satisfy them—could lead to termination of the RSA and a default or accelerated maturity under the DIP Credit Agreement.
•The Plan may not become effective.
•Even if the Plan or another Chapter 11 plan of reorganization is consummated, we may not be able to achieve our stated goals.
•Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.
•In certain limited instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code or a third-party trustee may be appointed under Chapter 11 of the Bankruptcy Code, preventing the Company from continuing to act as debtors in possession.
•As a result of the Chapter 11 Cases, our historical financial information may not be indicative of our future performance, which may be volatile.
•The actual results achieved during the periods covered by our recently issued projections will vary from those set forth in those projections, and such variations may be material.
•We may be subject to claims that will not be discharged in the Chapter 11 Cases, which could have a material adverse effect on our business, cash flows, liquidity, financial condition, and results of operations.
•The Chapter 11 Cases limit the flexibility of our management team in running our business.
•Upon emergence from bankruptcy, the composition of our board of directors may change significantly.
•As a result of the implementation of the Plan, our ability to utilize our net operating loss carryforwards and certain other tax attributes to reduce our income tax obligations may be subject to limitations under Section 382 of the Internal Revenue Code.

•We expect to derive substantially all our revenues from four customers in 2024, three of which are located in Europe. If we fail to continue to diversify our customer base, our results of operations, business and financial position could be materially adversely affected.
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
•Increasing attention to environmental, social, and governance (“ESG”) matters could adversely affect our business.
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
Risks Related to the Chapter 11 Cases
The Chapter 11 Cases may have a material adverse impact on our business, financial condition, and results of operations.
As previously disclosed, we engaged legal and financial advisors to assist us in evaluating potential strategic alternatives available to us to reduce or restructure our outstanding indebtedness. These efforts led to the execution of the RSAs and the commencement of the Chapter 11 Cases on March 12, 2024. The Chapter 11 Cases are ongoing.
The Chapter 11 Cases could have a material adverse effect on our business, financial condition, and results of operations. So long as the Chapter 11 Cases continue, our management will be required to spend a significant amount of time and effort focused on the restructuring, which may limit their ability to focus on our ongoing business operations. Bankruptcy Court protection and operating as debtors-in-possession also may make it more difficult to retain management and the key personnel necessary to the success of the business. In addition, during the pendency of the Chapter 11 Cases, our customers and suppliers may lose confidence in our ability to reorganize our business successfully and may seek to establish alternative commercial relationships, renegotiate the terms of our agreements, terminate their relationships with us, or require financial assurances from us. Customers may lose confidence in our ability to provide them the quality of product and level of service they expect, resulting in a significant decline in our revenues, profitability, and cash flow.
Other significant risks include or relate to the following:
•the effects of the filing of the Chapter 11 Cases on our business and the interests of various constituents, including our stockholders;
•Bankruptcy Court rulings in the Chapter 11 Cases, including with respect to our motions and applications and third-party motions, as well as the outcome of other pending litigation;

•our ability to operate within the restrictions and the liquidity limitations of the DIP Credit Agreement and any related orders entered by the Bankruptcy Court in connection with the Chapter 11 Cases;
•our ability to maintain strategic control as debtor-in-possession during the pendency of the Chapter 11 Cases;
•the length of time that we will operate with Chapter 11 protection and the continued availability of operating capital during the pendency of the Chapter 11 Cases;
•increased advisory costs during the pendency of the Chapter 11 Cases;
•the risks associated with restrictions on our ability to pursue some of our business strategies during the pendency of the Chapter 11 Cases;
•our ability to complete the financing and to satisfy all other conditions to consummation of the Plan;
•the potential adverse effects of the Chapter 11 Cases on our business, cash flows, liquidity, financial condition, and results of operations;
•the ultimate outcome of the Chapter 11 Cases in general;
•the ultimate treatment of our existing equity in the Chapter 11 Cases;
•the potential material adverse effects of claims, if any, that are not discharged in the Chapter 11 Cases;
•uncertainties regarding the reactions of our customers, prospective customers, suppliers, and service providers to the Chapter 11 Cases;
•uncertainties regarding our ability to retain and motivate key personnel;
•uncertainties and continuing risks associated with our ability to achieve our stated goals and continue as a going concern;
•employee attrition and our ability to retain senior management and other key personnel due to distractions and uncertainties associated with the Chapter 11 Cases, including our ability to provide adequate compensation and benefits during the Chapter 11 Cases; and
•we may experience employee attrition as a result of the Chapter 11 Cases.
Further, under Chapter 11, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond in a timely manner to certain events or take advantage of certain opportunities or to adapt to changing market or industry conditions.
Because of the risks and uncertainties associated with the Chapter 11 Cases, we cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 Cases may have on our business, cash flows, liquidity, financial condition, and results of operations, nor can we provide any assurance as to our ability to continue as a going concern.
As a result of the Chapter 11 Cases, realization of assets and liabilities are subject to uncertainty. While operating under the protection of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, we may sell or otherwise dispose of assets or liquidate or settle liabilities for amounts other than those reflected in our consolidated financial statements.
As a result of the Chapter 11 Cases, we may experience employee attrition, and our employees may face considerable distraction and uncertainty. Our ability to engage, motivate, and retain key employees or take other measures intended to motivate and incentivize key employees to remain with us through the pendency of the Chapter 11 Cases is limited by restrictions on the implementation of incentive programs under the Bankruptcy Code. The loss of services of members of our senior management team could impair our ability to execute our business strategies and implement operational initiatives, which may have a material adverse effect on our business, cash flows, liquidity, financial condition, and results of operations.
While we have maintained our operations as “debtor in possession” since the Chapter 11 Cases were filed, the filing of the

Chapter 11 Cases and related changes have been disruptive to our employees. In addition, we have undertaken, and may undertake in the future, restructuring, reorganization, or other strategic initiatives and business transformation plans. As a result of these restructuring initiatives, we may experience a loss of continuity, loss of accumulated knowledge and proficiency, loss of key employees, and/or other retention issues during transitional periods. Further, reorganization and restructuring can impact a significant amount of management and other employees’ time and focus, which may divert attention from operating and growing our business.
Delays in the Chapter 11 Cases may increase the risks of our being unable to reorganize our business and emerge from bankruptcy and increase our costs associated with the bankruptcy process.
There can be no assurance that the Plan will become effective in accordance with its terms on the timeline we anticipate or at all. Prolonged Chapter 11 proceedings could adversely affect our relationships with customers, subcontractors, suppliers, and employees, among other parties, which in turn could adversely affect our business, competitive position, financial condition, liquidity, and results of operations and our ability to continue as a going concern. A weakening of our financial condition, liquidity, and results of operations could adversely affect our ability to implement the Plan (or any other Chapter 11 plan of reorganization). If we are unable to consummate the Plan (or any other Chapter 11 plan of reorganization), we may be forced to liquidate our assets.
Adverse publicity in connection with the Chapter 11 Cases or otherwise could negatively affect our business.
Adverse publicity or news coverage relating to us or our business, including, but not limited to, publicity or news coverage in connection with the Chapter 11 Cases, may negatively impact our efforts to establish and promote a positive image after emergence from the Chapter 11 Cases, including with respect to our current and future employees, existing customers, prospective customers, suppliers, and service providers.
Trading in our common stock during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks and the Chapter 11 Cases may render the common stock worthless.
All of our indebtedness is senior in priority to the existing common stock in our capital structure. The Proposed Plan, the currently expected valuation, contemplates that the holders of equity interests, including the holders of common stock would be entitled to only a de minimis recovery. The recovery would be significantly less than the previous trading value of such existing equity interests. We expect that potential revisions to the Plan will result in equity receiving no recovery. The amount and nature of any potential recovery is subject to approval by the Bankruptcy Court and there can be no certainty that holders of equity interests will receive any recovery in the Chapter 11 Cases. Accordingly, any trading in our common stock during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risk to purchasers of our common stock.
There can be no assurance that we will be able to regain compliance or comply with the continued listing standards of the New York Stock Exchange, which could result in the delisting of our securities, limit investors’ ability to make transactions in our securities, and subject us to additional trading restrictions.
Our common stock is listed on the NYSE under the symbol “EVA.” On January 23, 2024 we received a written notice from the NYSE that because the average closing price for our common stock had fallen below $1.00 per share for 30 consecutive trading days, we no longer comply with the minimum share price criteria of Section 802.01C of the NYSE Listed Company Manual (the “NYSE Manual”) for continued listing on the NYSE. On April 2, 2024 we received a second written notice from the NYSE that due to the delay in filing this Annual Report on Form 10-K for the year ended December 31, 2023 with the SEC, we were no longer in compliance with Section 802.01E of the NYSE Manual. If we fail to regain compliance with Section 802.01C and Section 802.010E of the NYSE Manual during a 6-month cure period, the NYSE may commence suspension and delisting procedures.
In addition, if our total market capitalization falls below an average of $50 million for 30 consecutive trading days and we are unable to regain compliance during an 18-month cure period, the NYSE may commence suspension and delisting procedures pursuant to Section 802.01B of the NYSE Manual. As of August 30, 2024, our 30 day average market capitalization was approximately $36.0 million. Lastly, if (i) the price per share of our common stock falls to an “abnormally low price,” (ii) our market capitalization falls below an average of $15 million for 30 consecutive trading days, or (iii) we choose to liquidate the Company, the NYSE may immediately commence suspension and delisting procedures pursuant to Section 802.01D, 802.01B, and 802.01D, respectively.
If the NYSE delists our common stock from trading on its exchange for failure to meet the continued listing standards, we and our stockholders could face significant material adverse consequences, including: a limited availability of market quotations for our securities; reduced liquidity for our securities; a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules and regulations, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of our common stock; a limited amount of analyst coverage; a decreased ability to issue additional securities or obtain additional financing in the future; and a negative impact to, or termination of, our critical business relationships.
Upon emergence from bankruptcy, the equity interests in the reorganized company may not be listed on the NYSE or any other stock exchange and we may no longer be a SEC reporting company.
Based on the terms of the Proposed Plan, Enviva may emerge from the Chapter 11 Cases as a private company not subject to reporting requirements under Sections 12 or 15 of the Exchange Act. As a nonpublic company, the equity interests in the reorganized company and the New Warrants would not be listed on the NYSE or any other stock exchange and there can be no assurance as to the development of or liquidity of any market for such equity interests or warrants. Further, the reorganized company may enter into a stockholders agreement, which may significantly restrict trading in the equity interests. Our listing and SEC registration status upon emergence from bankruptcy are subject to negotiation with creditors, approval of the Bankruptcy Court and affirmative vote of certain parties and may change materially from the terms set forth in the Proposed Plan.
The RSA is subject to significant conditions and milestones that may be difficult for us to satisfy.
There are certain material conditions we must satisfy under the RSA, including the timely satisfaction of milestones in the Chapter 11 Cases, which include the consummation of the financing contemplated by the DIP Facility and other transactions contemplated by the Plan. Our ability to timely satisfy such milestones is subject to risks and uncertainties, many of which are beyond our control, and it is possible that the failure to timely complete such milestones or comply with other conditions of the RSA may give rise to termination events thereunder.
The Plan may not become effective.
Even if the Plan is confirmed by the Bankruptcy Court, it may differ materially from the Plan filed by the Company and may not become effective because it is subject to the satisfaction of certain conditions precedent (some of which are beyond our control). There can be no assurance that such conditions will be satisfied and, therefore, that the Plan will become effective, and that the Debtors will emerge from the Chapter 11 Cases as contemplated by the Plan. If the Effective Date is delayed, the Debtors may not have sufficient cash available to operate their businesses. In that case, the Debtors may need new or additional post-petition financing, which may increase the cost of consummating the Plan. There can be no assurance of the terms on which such financing may be available or if such financing will be available. If the transactions contemplated by the Plan are not completed, it may become necessary to amend the Plan. The terms of any such amendment are uncertain and could result in material additional expense and result in material delays to the Chapter 11 Cases.
Even if the Plan or another Chapter 11 plan of reorganization is consummated, we may not be able to achieve our stated goals.
Even if the Plan or any other Chapter 11 plan of reorganization is consummated, we may continue to face a number of risks, such as changes in economic conditions, changes in our industry, changes in demand for our services, and increasing expenses. Some of these risks become more acute when a case under the Bankruptcy Code continues for a protracted period without indication of how or when the transactions under the Plan or any other Chapter 11 plan of reorganization will actually close. As a result of these and other risks, we cannot guarantee that the Plan or any other Chapter 11 plan of reorganization will achieve our stated goals. Furthermore, even if our debts are reduced or discharged through the Plan or any other Chapter 11 plan of reorganization, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the completion of the Chapter 11 Cases. Our access to additional financing may be limited, if it is available at all. Therefore, adequate funds may not be available when needed or may not be available on favorable terms, which could have a material impact on our operations and financial results, including our ability to continue as a going concern.
Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.
We face uncertainty regarding the adequacy of our liquidity and capital resources and have extremely limited, if any, access to additional financing. In addition to the cash requirements necessary to fund our ongoing operations, we have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 Cases and expect that we will continue to incur significant professional fees and costs throughout the Chapter 11 Cases. We cannot assure you that cash on hand and cash flow from operations will be sufficient to continue to fund our operations and allow us to satisfy our obligations related to the Chapter 11 Cases. Although we entered into the DIP Credit Agreement providing for an aggregate principal amount of up to $500 million pursuant to the DIP Facility in connection with the Chapter 11 Cases, we cannot assure you that such financing sources will be sufficient, that we will be able to secure additional interim financing, or adequate exit financing sufficient to meet our liquidity needs (or if sufficient funds are available, that they will be offered to us on acceptable terms).

Our liquidity, including our ability to meet our ongoing operational obligations, depends on, among other things: (i) our ability to comply with the terms and conditions of any order governing the use of cash collateral that may be entered by the Bankruptcy Court in connection with the Chapter 11 Cases, (ii) our ability to access credit under the DIP Facility, (iii) our ability to maintain adequate cash on hand, (iv) our ability to generate cash flow from operations, (v) our ability to consummate the Plan or other alternative restructuring transaction, and (vi) the cost, duration and outcome of the Chapter 11 Cases.
In certain limited instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code.
Upon a showing of cause, the Bankruptcy Court may convert the Chapter 11 Cases to cases under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution to our creditors in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our creditors than those provided for in the Plan because of: (i) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern; (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee; and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of executory contracts in connection with a cessation of operations.
As a result of the Chapter 11 Cases, our historical financial information may not be indicative of our future performance, which may be volatile.
During the Chapter 11 Cases, we expect our financial results to continue to be volatile as restructuring activities and expenses impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the filing of the Chapter 11 Cases. In addition, if we emerge from Chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to our historical consolidated financial statements. We also will be required to adopt fresh start accounting, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our historical consolidated balance sheets. Our financial results after the application of fresh start accounting may be different from historical trends.
The actual results achieved during the periods covered by the projections included as an exhibit to the Disclosure Statement will vary from those set forth in those projections, and such variations may be material.
In connection with the filing of the Plan, we filed a Disclosure Statement that included projections for the annual periods ending December 31, 2024 (fiscal year 2024) through December 31, 2028 (fiscal year 2028) the (“Financial Projections”). Unanticipated events and circumstances occurring after the date hereof may affect the actual financial results of our operations. These variations may be material and may adversely affect our ability to, among other things, consummate our business plan to make payments with respect to our indebtedness. Because the actual results achieved may vary from projected results, perhaps significantly, the Financial Projections should not be relied upon as a guarantee or other assurance of the actual results that will occur.
Further, during the Chapter 11 Cases, we expect that our financial results will continue to be volatile as restructuring activities and expenses, contract terminations and rejections, and claims assessments significantly impact our consolidated financial statements. As a result, our historical financial performance likely will not be indicative of our financial performance after the emergence. In addition, if we emerge from the Chapter 11 Cases, the amounts reported in subsequent consolidated financial statements may materially change relative to historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to a plan of reorganization. We also may be required to adopt fresh start accounting, in which case their assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. Our financial results after the application of fresh start accounting also may be different from historical trends.
Finally, our business plan was developed with the assistance of our advisors. There can be no assurances that our business plan will not change, perhaps materially, as a result of decisions that the board of directors may make after fully evaluating our strategic direction and our business plan. Any deviations from the Debtors’ existing business plan would necessarily cause a deviation in the Financial Projections.
We may be subject to claims that will not be discharged in the Chapter 11 Cases, which could have a material adverse effect on our business, cash flows, liquidity, financial condition and results of operations.
The Bankruptcy Code provides, subject to certain limited exceptions, that the confirmation of a plan of reorganization pursuant to Chapter 11 may discharge a debtor from, among other things, substantially all debts arising prior to consummation of a plan of reorganization. Except where otherwise contemplated by the Plan, it is expected that claims against the Debtors that arose prior to March 12, 2024 or before consummation of the Plan would be subject to discharge pursuant to confirmation of the Plan. It is possible, however, that certain claims may not be subject to discharge or that parties in subsequent litigation could argue that they were not ultimately discharged. Such claims could be asserted against the reorganized entities and may have an adverse effect on our business, cash flows, liquidity, financial condition, and results of operations on a post-reorganization basis.
The Chapter 11 Cases limit the flexibility of our management team in running our business.
While we operate our businesses as debtor-in-possession under supervision by the Bankruptcy Court, we are required to obtain the approval of the Bankruptcy Court, and in some cases certain lenders, prior to engaging in activities or transactions outside the ordinary course of business. Bankruptcy Court approval of non-ordinary course activities entails preparation and filing of appropriate motions with the Bankruptcy Court, negotiation with the various creditors’ committees and other parties-in-interest, and one or more hearings. The creditors’ committees and other parties-in-interest may be heard at any Bankruptcy Court hearing and may raise objections with respect to these motions. This process may delay major transactions and limit our ability to respond quickly to opportunities and events. Furthermore, in the event the Bankruptcy Court does not approve a proposed activity or transaction, we would be prevented from engaging in activities and transactions that we believe are beneficial to us.
Upon emergence from bankruptcy, the composition of our board of directors may change significantly.
The composition of our board of directors may change significantly following the Chapter 11 Cases. Any new directors may have different backgrounds, experiences, and perspectives from those individuals who previously served on our board of directors and, thus, may have different views on the issues that will determine the future of our company. As a result, our future strategy and plans may differ materially from those of the past.
As a result of the implementation of the Plan, our ability to utilize our net operating loss carryforwards and certain other tax attributes to reduce our income tax obligations may be subject to limitation under Section 382 of the Internal Revenue Code.
Under U.S. federal income tax law, a corporation is generally permitted to offset all or a portion of its net taxable income in a given year with net operating losses carried forward from prior years. As of December 31, 2023, we had U.S. federal net operating loss carryforwards of approximately $407.1 million. Our ability to utilize our net operating loss carryforwards and certain other tax attributes to offset future taxable income and reduce U.S. federal income tax liability is subject to certain requirements and restrictions. In particular, if we experience an “ownership change,” as defined in section 382 of the U.S. Internal Revenue Code (generally, a cumulative change of ownership of greater than 50% of our capital stock over a three-year testing period), then our ability to use our net operating loss carryforwards and certain other tax attributes may be substantially limited, which could have a negative impact on our financial position and results of operations.
We expect that we may undergo an ownership change under Section 382 of the U.S. Internal Revenue Code in connection with the consummation of the Plan. On April 12, 2024, the Bankruptcy Court entered an order that sets forth procedures (including notice requirements) with which certain existing and potential shareholders must comply regarding transfers of, or declarations of worthlessness with respect to, our common stock, as well as certain obligations with respect to notifying us of current share ownership (the “Stock Procedures”). The Stock Procedures are designed to protect our net operating loss carryforwards (and other tax attributes) from the effect of a premature ownership change and to preserve our ability to rely on certain favorable rules that can apply to ownership changes occurring in connection with the implementation of the Plan. However, there is no assurance that the Stock Procedures will prevent all transfers or declarations of worthlessness that could result in such an ownership change.
In addition, our net operating losses (and certain other tax attributes) will be reduced by the amount of any cancellation of indebtedness income we recognize as a result of the implementation of the Plan. As such, at this time, there can be no assurance regarding the amount of net operating loss carryforwards and other tax attributes that will be available to offset future taxable income.
Risks Related to Our Business
Goodwill and other long-lived assets are subject to impairment risk.
During the fourth quarter of 2023, the Company performed an interim goodwill impairment test, which indicated that the carrying value of its sole reporting unit was above its fair value. On December 4, 2023, the Board concluded that a material charge for impairment to goodwill would be required for the fourth quarter of 2023. As a result, the Company recorded a material non-cash pretax impairment charge related to goodwill of $103.9 million in the fourth quarter of 2023.

The assessment for potential impairment of other long-lived assets requires management to make judgments on a number of significant estimates and assumptions, including projected cash flows, discount rates, and projected long-term growth rates. We may be required to record a significant charge in our consolidated financial statements during the period in which any impairment of our other long-lived assets is identified and this could negatively impact our financial condition and results of operations.
We expect to derive the majority of our revenues from four customers in 2024, three of which are located in Europe. If we fail to continue to diversify our customer base, our results of operations, business and financial position could be materially adversely affected.
Our contracts with four customers, three of which are located in Europe and one of which is located in Japan, represent the majority of our expected product sales volumes in 2024; as a result, we face counterparty and geographic concentration risk. The ability of each of our customers to perform its obligations under a contract with us will depend on a number of factors that are beyond our control and may include the overall financial condition of the counterparty, the counterparty’s access to capital, delay or shutdown of the counterparty’s operations due to regulatory, financial or operational challenges, the condition of the regional and global power, heat, and combined heat and power generation industry, continuing regulatory and economic support for wood pellets as a fuel source, pricing trends in the spot market for wood pellets and general economic conditions. In particular, in 2023 and 2024, certain of our counterparties experienced significant operational shutdowns of their facilities that impacted their ability to accept contracted volumes. In addition, in depressed market conditions, our customers may no longer need the amount of our products they have contracted for or may be able to obtain comparable products at a lower price. Should any counterparty fail to honor its obligations under a contract with us, we could sustain losses, which could have a material adverse effect on our business, financial condition, and results of operations.
In addition if we fail to continue to diversify our customer base geographically within and outside of Europe in the future, our results of operations, business and financial position could be materially adversely affected.
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
Any reduction in the amount of wood pellets purchased by our customers or our inability to renegotiate or replace our existing contracts on economically acceptable terms, or our failure to successfully penetrate new markets within and outside of Europe in the future, could have a material adverse effect on our results of operations, business and financial position.
Termination penalties within our off-take contracts may not fully compensate us for our total economic losses.
Certain of our off-take contracts provide the customer with a right of termination for various events of convenience or changes in law or policy. Although some of these contracts are subject to certain protective termination payments, the termination payments made by our customers may not fully compensate us for losses. In addition, if a contract is terminated due to financial distress of the counterparty, we may be unable to receive all or a portion of the compensation due to us under these contracts. We may be unable to re-contract our production at favorable prices or at all, and our results of operations, business and financial position, may be materially adversely affected as a result.
We may be unable to renegotiate our long-term contracts with our existing customers on favorable terms or at all.
In connection with our ongoing restructuring through Chapter 11, we are renegotiating many of our long-term contracts with the goal of improving profitability and to better protect against future inflation and other cost risks. We may be unable to complete these negotiations on the proposed terms, or at all. The Plan makes certain assumptions regarding the outcome of these negotiations. If we are unable to finalize these contracts on favorable terms, or at all, our results of operations, business and financial position, may be materially adversely affected and we may be unable to achieve the results anticipated by the projections set forth in the Plan.
Our long-term off-take contracts with our customers may only partially offset certain increases in our costs or preclude us from taking advantage of relatively high wood pellet prices in the broader markets.
Our long-term off-take contracts typically set base prices subject to annual price escalation and other pricing adjustments, which are intended to adjust for changes in certain of our underlying costs of operations, including, in some cases, for stumpage or diesel fuel. However, such cost pass-through mechanisms are typically adjusted based on changes to consumer price index, which may not reflect actual changes to our costs. If our operating costs increase significantly during the terms of our long-term off-take contracts beyond the levels of pricing and cost protection afforded to us under the terms of such contracts, our results of operations, business, and financial position could be adversely affected. Continued and increased inflation could decrease the profitability of our long-term off-take contracts.
Moreover, during periods when the prevailing market price of wood pellets is lower than the prices under our long-term off-take contracts, we may be unable to sell any cancelled volumes, or renew expiring contracts, at profitable prices or at all, and cancellation or termination fees may not fully compensate us for the lost revenue. In contrast, during periods when the prevailing market price of wood pellets exceeds the prices under our long-term off-take contracts, our revenues could be significantly lower than they otherwise would have been were we not party to such contracts for substantially all our production. In addition, our current and future competitors may be in a better position than we are to take advantage of relatively high prices during such periods.
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
Currently, some criteria with which we must comply, including rules relating to certain customer regulatory requirements, forestry best management practices, future adaption of climate smart forestry techniques and carbon accounting, are under revision. If different sustainability requirements are adopted in the future, demand for our products could be materially reduced in certain markets, and our results of operations, business and financial position, may be materially adversely affected.
Challenges to or delays in the issuance of air permits, or our failure to comply with our permits, could impair our operations and ability to expand our production.
Our plants are subject to the requirements of the Clean Air Act and must either receive minor source permits from the states in which they are located or a major source permit, which the U.S. EPA has the right to object to if it determines any proposed permit is not in compliance with applicable requirements. In general, our facilities are eligible for minor source permits following the application of pollution control technologies. However, we could experience substantial delays with respect to obtaining such permits, including as a result of any challenges issuing such permits to the Company or other factors, which could impair our ability to operate our wood pellet production plants or expand our production capacity. In addition, any new air permits we receive could require that we incur additional expenses to install emissions control technologies or limit our operations. Such new permits could also impede our ability to satisfy emission limitations and/or stringent testing requirements to demonstrate compliance therewith. Failure to meet such requirements could have a material adverse effect on our results of operations, business and financial position.
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
On October 18, 2023, the Council of the EU and Presidents of the Parliament signed the final text of RED III, which entered into force on November 20, 2023, although there is an 18-month period for member states to transpose the directives into law. Under RED III, wood biomass continues to be recognized as a renewable energy source in the EU and, therefore, can be used in meeting the EU’s climate targets. The EU’s directives establish, among other things, targets for renewable energy supply and certain sustainability requirements for biomass, including requirements related to carbon stocks and land use. If the wood pellets we produce do not conform to these or future requirements, our customers would not be able to count energy generated therefrom towards these renewable energy goals, which could decrease demand for our products. RED III also implements additional changes relating to subsidies of biomass—for example, no new subsidies for power biomass plants, no direct subsidies for industrial grade roundwood, and required application of the cascading principle to subsidy design. These provisions may impact our future operations and financial condition.
Additionally, the European Union’s Deforestation Regulation (“EUDR”) becomes effective from December 30, 2024. Because wood pellet production for different markets is not segregated, all raw material sourcing for all mills must be EUDR compliant. Providing compliance will be challenging, due to the need to provide geolocation data for all fiber sources. The way to do this is still being worked on with customers and the European Commission. For EUDR, we are making improvements to our proprietary Track & Trace® system data collection process to ensure more accurate and timely capture of tract level and geolocation data required under the regulation.
Updates made to the sustainability requirements of RED under RED III have mostly been incorporated during the implementation of RED II. Any additional requirements from Member State transposition of RED III will not become apparent until we get closer to the transposition deadline of May 2025.
Relatedly, biomass has been under additional regulatory scrutiny in recent years to develop standards to safeguard against adverse environmental effects from its use, and certain special interest groups that focus on environmental issues have expressed their opposition to the use of biomass, both publicly and directly, to domestic and foreign regulators, policy makers, power, heat or combined heat, and generators and other industrial users of biomass. These groups are also actively lobbying, litigating, and undertaking other actions domestically and abroad in an effort to increase the regulation of, reduce or eliminate the incentives and support for, or otherwise delay, interfere with, or impede the production and use of biomass for or by generators. Any changes in the treatment of biomass in jurisdictions where we sell or plan to sell our products could materially adversely affect our results of operations, business and financial condition.
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
Certain special interest groups that focus on environmental issues have expressed their opposition to the use of biomass, both publicly and directly to domestic and foreign regulators, policy makers, power, heat or combined heat and power generators, and other industrial users of biomass. These groups are also actively lobbying, litigating, and undertaking other actions domestically and abroad in an effort to increase the regulation of, reduce, or eliminate the incentives and support for, or otherwise delay, interfere with, or impede the production and use of biomass for or by heat and power generators. Such efforts, if successful, could materially adversely affect our results of operations, business and financial condition.
Increasing attention to ESG matters could adversely affect our business.
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
We periodically create and publish voluntary disclosures regarding ESG matters and our goals, but many of the statements in those voluntary disclosures are based on our expectations and assumptions, which may require substantial discretion and forecasts about costs and future developments. Such expectations and assumptions are also complicated by the lack of an established framework for identifying, measuring, and reporting on many ESG matters. Our estimates concerning the timing and cost of implementing our goals are subject to risks and uncertainties, some of which are outside of our control. We cannot guarantee that such risks and uncertainties may not give rise to the need to restate or revise our goals, cause us to miss them altogether, or limit the impact of success of achieving our goals. We also may receive pressure from external sources, such as lenders, investors, or other groups, to adopt more aggressive climate or other ESG-related goals; however, we may not agree that such goals will be appropriate for our business, and we may not be able to implement such goals because of potential costs or technical or operational obstacles.
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
Finally, any alleged claims of greenwashing against us or others in our industry may lead to further negative sentiment and diversion of investments. For example, on November 3, 2022, a putative securities class action lawsuit was filed in federal district court in the District of Maryland against Enviva, John Keppler, and Shai Even. The lawsuit asserted claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder based on allegations that the Company made materially false and misleading statements regarding the Company’s business, operations, and compliance policies, particularly relating to its ESG practices. Specifically, the lawsuit alleged that the Company’s statements were misleading as to the environmental sustainability of the Company’s wood pellet production and procurement and the impact such statements would have on the Company’s financials and growth potential. The lawsuit sought unspecified damages, equitable relief, interest and costs, and attorneys’ fees. Lead plaintiff and lead counsel were appointed on January 31, 2023, and their amended complaint was filed on April 4, 2023. The parties completed briefing on the Company’s motion to dismiss on August 1, 2023, and the court granted the Company’s motion to dismiss on July 3, 2024. The plaintiffs voluntarily dismissed the lawsuit with prejudice on July 25, 2024.
Operational Risks
We may be unable to complete our construction projects on time, and our construction costs could increase to levels that make the return on our investment less than expected.
We may face delays or unexpected developments in completing the Epes facility or future construction projects, including as a result of inflation, supply chain issues, our failure to timely obtain the equipment, services, or access to infrastructure necessary for the operation of our projects at budgeted costs, maintain all necessary rights to land access and use and/or obtain and/or maintain environmental and other permits or approvals. These circumstances could prevent our construction projects from commencing operations or from meeting our original expectations concerning timing, operational performance, the capital expenditures necessary for their completion, and the returns they will achieve. In particular, the DIP Facility and the Plan contemplate include financing to complete the Epes facility. However, the amount and allocation of those funds are subject to the progress and timing of the Chapter 11 Cases and ultimate confirmation of the Plan by the Bankruptcy Court. Any material delay in the timing of the Chapter 11 Cases or material change in the proposed funding could have a material effect on the costs and timing of the completion of the Epes facility, and such delays may result in increased costs associated with the project.
Moreover, design, development, and construction activities associated with a project may occur over an extended period of time but may generate little or no revenue or cash flow until the project is placed into commercial service. This mis-match in timing could reduce our available liquidity. For example, we had incurred construction expenses related to the construction of the Bond facility, which development was ceased in connection with the filing of the Chapter 11 Cases. Our inability to complete and transition our construction projects into financially successful operating projects on time and within budget or the failure of our projects to generate expected returns could have a material adverse impact on our liquidity, results of operations, business, and financial position.
The satisfactory delivery of substantially all of our production is dependent on continuous access to infrastructure at our owned, leased, and third-party-operated terminals. Loss of access to our ports of shipment and destination, including through failure of terminal equipment and port closures, could adversely affect our financial results and cash available for dividends.
Substantially all of our production is dependent on infrastructure at our owned, leased, and third-party-operated terminals. Should we or a third-party operator suffer a catastrophic failure of the equipment at these terminals or otherwise experience port closures, including for security or weather-related reasons, we could be unable to fulfill off‑take obligations or incur substantial additional transportation costs, which would reduce our cash flow. Moreover, we rely on various ports of destination, as well as third parties who provide stevedoring or other services at our ports of shipment and destination or from whom we charter oceangoing vessels and crews, to transport our product to our customers. Loss of access to these ports for any reason, or failure of such third-party service providers to uphold their contractual obligations, may impact our ability to fulfill our obligations under our off-take contracts, cause interruptions to our shipping schedule and cause us to incur substantial additional transportation or other costs, all of which could have a material adverse effect on our business, financial condition, and results of operations.
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
Our business could be materially adversely affected by operating hazards and other risks to our operations. We produce a combustible product that presents a risk of fires and explosions or other hazards at our plants or terminals. Any such fire or explosion could cause injury, damage production plants or disrupt production or transportation, which could adversely impact our financial results or our ability to satisfy our obligations under our customer contracts. Moreover, severe weather, such as floods, earthquakes, hurricanes, or other natural disasters, climatic phenomena, such as drought, and other catastrophic events, such as plant or shipping disasters, could impact our operations by causing damage to our facilities and equipment, affecting our ability to deliver our product to our customers and impacting our customers’ ability to take delivery of our products. Floods, hurricanes, and wet conditions can damage production plants in the short term and forests in the long term, and result in increased costs associated with drying our product. Such events may also adversely affect the ability of our suppliers or service providers to provide us with the raw materials or services we require or the ability to load, transport, and unload our product.
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
Any interruption or delay in the supply of wood fiber, or our inability to obtain wood fiber at acceptable prices in a timely manner, could impair our ability to meet the demands of our customers and expand our operations.
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
We are subject to the risk of loss resulting from nonpayment or nonperformance by our contract counterparties, including our long-term off-take customers and suppliers. Our credit procedures and policies may not be adequate to fully eliminate counterparty credit risk and we may be unable to enforce payment or performance from distressed counterparties. If we fail to adequately assess the creditworthiness of existing or future customers or suppliers, or if their creditworthiness deteriorates unexpectedly, any resulting nonpayment or nonperformance by them could have an adverse impact on our results of operations, business and financial position, and cash generated from our operations.
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
We compete with other wood pellet production companies for the customers to whom we sell our products. Other current producers of utility‑grade wood pellets include Drax Biomass Inc., AS Graanul Invest, Fram Renewable Fuels, LLC, Phu Tai Bio-Energy and Highland Pellets LLC. Competition in our industry is based on price, consistency and quality of product, site location, distribution and logistics capabilities, customer service, creditworthiness and reliability of supply. Some of our competitors may have greater financial and other resources than we do, may develop technology superior to ours, or may have production plants sited in more advantageous locations from a logistics, procurement, or other cost perspective.
In addition, demand growth in the industry may lead to a significant increase in the production levels of our existing competitors and may incentivize new, well‑capitalized competitors to enter the industry, both of which could reduce the demand for our products and the prices we are able to obtain under future off‑take contracts. Significant price decreases or reduced demand could have a material adverse effect on our results of operations, business, and financial position, and cash generated from our operations.
Financial Risks
The DIP Facility is only available if we satisfy certain conditions and imposes significant restrictions on our operations
Proceeds of the DIP Facility may be used only in connection with an approved budget (adjusted for agreed variances). The DIP Facility will be made available in up to five draws, with the first draw occurring substantially contemporaneously with entry of the Interim DIP Order and the up to four additional draws subject to entry of the Final DIP Order. Each draw is subject to the satisfaction of certain conditions under the DIP Credit Agreement, including compliance with meeting the milestones required by the RSA. Borrowings under the DIP Facility bear interest at a rate equal to, at the Company’s option, (i) the alternate base rate plus 7% per annum or (ii) the adjusted SOFR rate plus 8% per annum. The Debtors are required to pay certain other agreed fees to the DIP Creditors and the agents under the DIP Credit Agreement. The DIP Credit Agreement contains usual and customary affirmative and negative covenants and events of default for transactions of this type. In addition, the Debtors are required to maintain a minimum liquidity of $30.0 million. There can be no assurance that funding sources will continue to be available, as our ability to generate cash flows from operations and our ability to continue to access the DIP Facility may be impacted by a variety of business, economic, legislative, financial, and other factors, which may be outside of our control.
Our level of indebtedness may increase, thereby reducing our financial flexibility.
As of December 31, 2023, our total debt was $1.8 billion, which primarily consisted of $750.0 million aggregate principal amount outstanding under our 6.5% senior unsecured notes due 2026, $672.5 million aggregate principal outstanding under our senior secured credit facility (consisting of $568.5 million in revolving loans and $104.0 million in term loans), and $350.0 million aggregate principal amount of municipal notes issued in July and November 2022 to fund the construction of our plant near Epes, Alabama and our plant near Bond, Mississippi. All of this debt was stayed upon filing of the Chapter 11 Cases on March 12, 2024, and treatment of each of these claims will be addressed as part of the Plan. In the future, we may incur additional indebtedness in order to make acquisitions, develop our properties, or for general corporate purposes. Our level of indebtedness could affect our operations in several ways, including the following:
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
In addition, borrowings under our credit facilities we or our subsidiaries may enter into in the future may bear, interest at variable rates. If market interest rates increase, such variable-rate debt will create higher debt service requirements. Additionally, higher market interest rates can also increase borrowing costs on fixed rate debt instruments to be issued in the future, or the refinancing of existing fixed-rate debt. As such higher interest rates could adversely affect our cash flow and reduce funds available for organic growth or to return capital to investors.
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
Our exposure to risks associated with foreign currency and interest rate fluctuations, as well as any hedging arrangements we may enter into to mitigate those risks, could have an adverse effect on our financial condition and results of operations.
We may experience foreign currency exchange and interest rate volatility in our business. We may use hedging transactions with respect to certain of our off-take contracts which are, in part or in whole, denominated in foreign currencies and interest rate swaps with respect to any variable-rate debt, in an effort to achieve more predictable cash flow and to reduce our exposure to foreign currency exchange and interest rate fluctuations.
In addition, there may be instances in which costs and revenue will not be matched with respect to currency denomination. As a result, to the extent that existing and future off-take contracts are not denominated in U.S. Dollars, it is possible that increasing portions of our revenue, costs, assets, and liabilities will be subject to fluctuations in foreign currency valuations.
Such hedging transactions involve cost and risk and may not be effective at mitigating our exposure to fluctuations in foreign currency exchange and interest rates. Although the use of hedging transactions may limit our downside risk, their use may also limit future revenues. Risks inherent in our hedging transactions include the risk that counterparties to hedging contracts may be unable to perform their obligations and the risk that the terms of such contracts will not be legally enforceable. Likewise, our hedging activities may be ineffective or may not fully offset the financial impact of foreign currency exchange or interest rates fluctuations, which could have an adverse impact on our results of operations, business and financial position.
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
Since late 2022, we have experienced a number of significant leadership transitions including key roles of Chief Executive Officer, President, Chief Financial Officer and General Counsel. In addition, certain members of management have departed or changed roles in connection with the Chapter 11 Cases and further changes may be implemented in connection with the Plan. These leadership transitions have resulted, and may result in the future, in changes to our management style, operations, and strategies. Any significant leadership change or senior management transition involves inherent risk and could hinder our strategic planning, business execution and future performance. In particular, this or any future leadership transition may result in a loss of personnel with deep institutional or technical knowledge and changes in business strategy or objectives, and has the potential to disrupt our operations and relationships with employees and customers due to added costs, operational inefficiencies, changes in strategy, decreased employee morale and productivity, and increased turnover. Failure to successfully transition to the new leadership team could affect our ability to attract and retain skilled personnel and may have an adverse effect on our results of operations, business, and financial position.

The international nature of our business subjects us to a number of risks, including foreign exchange risk and unfavorable political, regulatory, and tax conditions in foreign countries.
Substantially all of our current product sales are to customers that operate outside of the United States. As a result, we face certain risks inherent in maintaining international operations that include foreign exchange movements, restrictions on foreign trade and investment, including currency exchange controls imposed by or in other countries and trade barriers such as export requirements, tariffs, taxes, and other restrictions and expenses, which could increase the prices of our products and make our products less competitive in some countries.
Changes to applicable tax laws and regulations or exposure to additional tax liabilities could affect our business, cash flows, and future profitability.
We are subject to various complex and evolving U.S. federal, state, and local and non-U.S. taxes. U.S. federal, state, and local and non-U.S. tax laws, policies, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us, in each case, possibly with retroactive effect, and may have an adverse effect on our business, cash flows, and future profitability.
Labor strikes or work stoppages by our employees could harm our business.
As of December 31, 2023, none of our employees were represented by a labor union. However, unionization activities could occur among our employees. If employees strike, participate in a work stoppage or slowdown, or engage in other forms of labor strike, it could lead to disruptions in our business, increases in our operating costs, and constraints on our operating flexibility. Strikes, work stoppages, or an inability to negotiate collective bargaining agreements on commercially reasonable terms could have a material adverse effect on our business, results of operations, financial condition, and cash flows.
Our business is subject to cybersecurity risks.
As is typical of modern businesses, we are reliant on the continuous and uninterrupted operation of our information technology (“IT”) systems. User access and security of our sites and IT systems are critical elements of our operations, as are cloud security and protection against cybersecurity incidents. Any IT failure pertaining to availability, access, or system security could potentially result in disruption of our activities and personnel, and could adversely affect our reputation, operations, or financial performance. The energy industry has become increasingly dependent on digital technologies to conduct day-to-day operations, and the use of mobile communication devices has rapidly increased. Industrial control systems such as supervisory control and data acquisition (“SCADA”) systems now control large-scale processes that can include multiple sites across long distances. In addition, cybersecurity attacks are also becoming more sophisticated and include, but are not limited to, ransomware, credential stuffing, spear phishing, social engineering, use of deepfakes (e.g., highly realistic synthetic media generated by artificial intelligence) and other attempts to gain unauthorized access to data for purposes of extortion or other malfeasance. The Company’s technologies, systems, networks, including its SCADA system, and those of its business partners may become the target of cybersecurity attacks or security breaches.
We have experienced attempted cybersecurity attacks, but have not suffered any material adverse impacts to our business and operations as a result of such attempts. We have implemented security measures that are designed to detect and protect against cyberattacks. No security measure is infallible. Despite these measures and any additional measures, we may implement or adopt in the future, our facilities and systems, and those of our third-party service providers, have been and are vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, scams, burglary, human errors, misdirected wire transfers, and other adverse events. Our efforts to improve security and protect data may also identify previously undiscovered instances of security breaches or bad actors with present access to our systems.
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
We are subject to a variety of federal, state and local laws, directives, rules, and policies relating to privacy and the collection, protection, use, retention, security, disclosure, transfer, and other processing of personal data and other data. The regulatory framework for data privacy and security worldwide is continuously evolving and developing and, as a result, interpretation, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. The European Union, e.g., has enacted the General Data Protection Regulation (EU 2016/679) (the “EU GDPR”). The United Kingdom has implemented the Data Protection Act 2018 and the EU GDPR as it forms part of the laws of England and Wales, Scotland, and Northern Ireland by virtue of section 3 of the European Union (Withdrawal) Act 2018 (the “UK GDPR”), each of which (to the extent such laws apply) broadly impacts businesses that handle various types of personal data, including employee personal data.
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
We identified material weaknesses in our internal control over financial reporting for the fiscal years ended December 31, 2023 and 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner.
In connection with the preparation of the Company’s audited financial statements for the years ended December 31, 2023 and 2022, management identified multiple material weaknesses in our internal control over financial reporting whereby the Company did not design and execute controls in accordance with U.S. generally accepted accounting principles. These material weaknesses and the Company’s plans to remediate those material weaknesses are described in Item 9A. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
Description of Processes for Assessing, Identifying, and Managing Cybersecurity Risks
We may collect and store certain sensitive Company information, including proprietary and confidential business information, trade secrets, intellectual property, sensitive third-party information, and employee information. Our ability to manage our business functions efficiently and effectively depends significantly on the availability and security of this information. We seek to assess, identify, and manage cybersecurity risks through the processes described below:
Risk Assessment
A multi-layered approach and methodology designed to protect and monitor data and manage cybersecurity risk has been implemented. Regular assessments of our cybersecurity safeguards are conducted by independent cybersecurity vendors who specialize in application and network penetration testing, threat emulation, social engineering, and best practice gap assessments. Our IT Risk and Cyber Security department conducts regular audits and assessments to identify, evaluate, and manage cybersecurity risks. As a result of these assessments and audits, we endeavor to update IT infrastructure, technical controls, procedures, policies, and education programs to improve resilience to cybersecurity threats.
Additionally, we assess third-party cybersecurity controls through a cybersecurity questionnaire and include security and privacy addenda to our contracts where applicable.
Incident Identification and Response
A cyber incident detection system has been implemented to help promptly identify cybersecurity incidents. In the event of any cybersecurity incident, we have a cross-functional incident response plan that is designed to provide for escalating actions to identify the cause, contain the incident, mitigate the impact, and efficiently restore normal operations. The incident response plan is reviewed annually, and a tabletop exercise testing the incident response plan is periodically conducted.
Cybersecurity Training and Awareness
We require all employees with access to our systems to complete an annual information and cyber security training and conduct simulated phishing campaigns to measure the effectiveness of the training program.
Access Controls
Users are provided with access consistent with the principle of least privilege, which requires that users be given no more access than necessary to complete their job functions. A multi-factor authentication requirement has been implemented for employees and third parties accessing sensitive company information.
Encryption and Data Protection
Encryption methods are used to protect sensitive data in transit and at rest. This includes the encryption of customer data, financial information, and other confidential data.
We engage third-party vendors, such as independent service auditors, consultants, regulatory auditors, law firms, forensic specialists, and other third-party service providers in connection with the above processes. We recognize that third-party service providers introduce cybersecurity risks. Additionally, we endeavor to include cybersecurity requirements in our contracts with service and solution providers and to require them to adhere to security standards and protocols. Further, we request that third-party service providers with access to personally identifiable information enter into data processing services agreements and adhere to our policies and standards.
The above cybersecurity risk management processes are integrated into the Company’s overall enterprise risk management processes. Cybersecurity risks are understood to be significant business risks, and as such, are considered an important component of our enterprise-wide risk management processes.
Impact of Risks from Cybersecurity Threats
We have experienced attempted cybersecurity attacks, but have not suffered any material adverse impacts to our business and operations as a result of such unsuccessful attempts. However, we acknowledge that cybersecurity attacks are continually evolving, and the possibility of future cybersecurity incidents remains. Despite the implementation of our cybersecurity processes, our security measures cannot guarantee that a significant cyberattack will not occur. A successful attack on our IT systems could have significant consequences to the business. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security. No security measure is infallible. See Item 1A – “Risk Factors” for additional information about the risks to our business associated with a breach or compromise to our IT systems.
Board of Directors’ Oversight and Management’s Role
Our Vice President, Information Technology oversees the Company’s cybersecurity initiatives. The head of the IT Risk & Cyber Security delivers quarterly updates to senior leaders, discussing the effectiveness of our cybersecurity strategy and to communicate our program, health, performance, metrics, and roadmap. In addition, our Vice President, Information Technology is responsible for upward reporting of emerging cybersecurity incidents.
Recognizing the importance of cybersecurity to the success and resilience of our business, the Board considers cybersecurity to be a vital aspect of corporate governance. To facilitate effective oversight, our Cyber Security team holds discussions on cybersecurity risks, incident trends, and the effectiveness of cybersecurity measures as necessitated by emerging material cyber risks.
Our Cyber Security team is made up of highly experienced professionals with an extensive background in information security and risk management, including disciplines such as security architecture, system security, identity and access management, communication and network security, security operations and software development security. This background includes experience across a variety of industries and various relevant degrees and certifications. The Cyber Security team is supported by managed service providers who bring diverse expertise in areas such as network security, data protection, and threat intelligence.
ITEM 2.    PROPERTIES
Information regarding our properties is contained in Part I, Item 1. “Business” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
ITEM 3.    LEGAL PROCEEDINGS
On November 3, 2022, a putative securities class action lawsuit was filed in federal district court in the District of Maryland against Enviva, John Keppler, and Shai Even. On April 3, 2023, the lead plaintiff filed its amended complaint adding Jason E. Paral, Michael A. Johnson, Jennifer Jenkins, Don Calloway, and a number of underwriters of the Company’s stock offering made pursuant to the Company’s registration statement and prospectus dated January 19, 2022 as named defendants. The lawsuit asserted claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder as well as Sections 11 and 15 of the Securities Act based on allegations that the Company made materially false and misleading statements regarding the Company’s business, operations, and compliance policies, particularly relating to its ESG practices. Specifically, the lawsuit alleged that the Company’s statements were misleading as to the environmental sustainability of the Company’s wood pellet production and procurement and the impact such statements would have on the Company’s financials and growth potential. The lawsuit sought unspecified damages, equitable relief, interest and costs, and attorneys’ fees. The parties completed briefing on the Company’s motion to dismiss the amended complaint on August 1, 2023 and the court granted the Company’s motion to dismiss on July 3, 2024. The plaintiffs voluntarily dismissed the lawsuit with prejudice on July 25, 2024.
On September 12, 2023, a putative securities class action lawsuit was filed in federal district court in the District of Maryland, Southern Division, against Enviva, John Keppler, Thomas Meth, Shai Even, and Michael Johnson. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder based on allegations that the Company made materially false and misleading statements regarding its expected financial performance for fiscal year 2023, including its expected EBITDA and dividend payments. The lawsuit seeks unspecified damages with interest as well as recovery of Plaintiff’s costs and attorneys’ fees. Enviva was voluntarily dismissed from the litigation on March 15, 2024.
Beginning on December 5, 2023, two purported stockholders filed derivative actions in federal district court in the District of Maryland against John Keppler, Thomas Meth, Shai Even, Michael Johnson, Ralph Alexander, John C. Bumgarner, Jr., Janet S. Wong, Eva T. Zlotnicka, Martin N. Davidson, Jim H. Derryberry, Gerrity Lansing, Pierre F. Lapeyre, Jr., David M. Leuschen, Jeffrey W. Ubben, Gary L. Whitlock, and Enviva, as nominal defendant. The derivative actions purport to bring claims on behalf of Enviva against the individual defendants. The derivative actions seek to recover purported damages for Enviva related to the individual defendants’ purported compensation, Enviva’s purported expenditures related to the securities class actions, and other amounts. The court consolidated the two actions on February 8, 2024. On April 15, 2024, the court stayed the litigation pending resolution of the Chapter 11 Cases. Enviva has insurance coverage that, we believe, will cover some or all of its liabilities related to the defense of this matter. However, litigation is inherently uncertain and we cannot be certain that our coverage will be adequate for liabilities actually incurred.
Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we do not believe that we are a party to any other litigation that may have a material adverse impact on our financial condition or results of operations.
On the Petition Date, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. For information on the Chapter 11 Cases, see Item 1. “Business” – “Chapter 11 Cases” – “Restructuring Support Agreements,” and Note 1, Description of Business and Basis of Presentation – “Bankruptcy Filing” and “Going Concern” and Note 2, Subsequent Event—Bankruptcy Filing in the Notes to our Consolidated Financial Statements. As a result of the Bankruptcy Petitions, substantially all proceedings pending against the Debtors have been stayed. These matters will be subject to resolution in accordance with the Bankruptcy Code and applicable orders of the Bankruptcy Court.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NYSE under the symbol “EVA.” On January 23, 2024, we were notified by the NYSE that the average closing price of shares of our common stock had fallen below $1.00 per share over a period of 30 consecutive trading days, which is the minimum average share price for continued listing on the NYSE under Section 802.01C of the NYSE Listed Company Manual (the “NYSE Manual”). On April 2, 2024 we received a second written notice from the NYSE that due to the delay in filing this Annual Report on Form 10-K for the year ended December 31, 2023 with the SEC, we were no longer in compliance with Section 802.01E of the NYSE Manual. If we fail to regain compliance with Section 802.01C and Section 802.01E of the NYSE Manual during a 6-month cure period, the NYSE may commence suspension and delisting procedures. Our common stock will continue to be listed on the NYSE during this six month period, subject to compliance with other continued listing requirements.
In addition, if our total market capitalization falls below an average of $50 million for 30 consecutive trading days and we are unable to regain compliance during an 18-month cure period, the NYSE may commence suspension and delisting procedures pursuant to Section 802.01B of the NYSE Manual. As of August 30, 2024, our 30 day average market capitalization was $36.0 million. Lastly, if (i) the price per share of our common stock falls to an “abnormally low price,” (ii) our market capitalization falls below an average of $15 million for 30 consecutive trading days, or (iii) we choose to file bankruptcy petitions or liquidate the Company, the NYSE may immediately commence suspension and delisting procedures pursuant to Section 802.01D, 802.01B, and 802.01D, respectively.
Holders of Record
As of September 23, 2024, there were 74.9 million shares of common stock outstanding held by 43 stockholders of record. Because many shares of our common stock are held by brokers and other institutions on behalf of our stockholders, we are unable to estimate the total number of stockholders represented by these stockholders of record.
Dividend Policy
During the three months ended March 31, 2023, we declared dividends of $0.905 per common share totaling $60.9 million. The Board evaluated the Company’s business strategy and opportunities and determined on May 2, 2023 to not pay dividends at that time. The decision to pay future dividends is solely within the discretion of, and subject to approval by, our board of directors. Our board of directors’ determination with respect to any such dividends, including the record date, the payment date and the actual amount of the dividend, will depend upon our results of operations, financial condition, liquidity, capital requirements, contractual restrictions, restrictions imposed by applicable law and other factors that the board deems relevant at the time of such determination.
Effects of the Chapter 11 Cases on Common Stock
The Proposed Plan contemplates that the holders of equity interests, including the holders of our common stock, may be entitled to recovery at significantly less than the previous trading value of such existing equity interests. Such potential recovery is subject to approval by the Bankruptcy Court and there can be no assurance that holders of our common stock will receive any recovery. As set forth herein, and subject to certain conditions outside of the Company’s control, including classes of certain unsecured claims voting to accept the Proposed Plan, the Proposed Plan contemplates distribution to each holder of an Existing Equity Interest (as defined in the Proposed Plan) of its pro rata share of either (i) cash in an amount equal to $1 million or (ii) the Reorganized Enviva Inc. Interests Existing Equity Interests Equity Pool and the New Warrants (each, as defined in the Proposed Plan), and with respect to (ii), solely to the extent a holder of an Existing Equity Interest affirmatively elects to receive such treatment in lieu of cash on a timely and properly submitted ballot and the value of the Reorganized Enviva Inc. Interests Existing Equity Interests Equity Pool and the New Warrants is greater than 0%, following dilution by the transactions contemplated by the Proposed Plan. At the valuation contemplated in the Proposed Plan, the value specified in (ii) above would not be greater than 0%, and the holders of the Existing Equity Interests would receive only their pro rata share of $1 million. We expect that potential revisions to the Plan will result in equity receiving no recovery.

Performance Graph
The graph below compares our cumulative total stockholder return since December 31, 2018 with the S&P 500 Index and Dow Jones Industrial Average Index. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on December 31, 2018.

Comparison of Five-Year Total Returns
400.00
300.00
200.00
100.00
0.00
Index Value
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Period End
Enviva Inc.
S&P 500
Dow Jones Industrial Average

Securities Authorized for Issuance under Equity Compensation Plans
The information relating to our equity compensation plans required by Item 5 is incorporated by reference to such information as set forth in Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Unregistered Sales of Securities
We did not have any sales of unregistered equity securities during the fiscal year ended December 31, 2023 that we have not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.
Repurchase of Securities
On May 2, 2023, our Board adopted a program for the repurchase of up to $100.0 million of our common stock. We did not make any repurchases under the program during the year ended December 31, 2023.
ITEM 6.     RESERVED
Not applicable.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Enviva Inc. is a Delaware corporation and references to “Enviva,” the “Company,” “we,” “us,” or “our” refer to Enviva Inc. and its subsidiaries. Please read Cautionary Statement Regarding Forward‑Looking Statements beginning on page 1 and Item 1A. “Risk Factors” for information regarding certain risks inherent in our business.
Business Overview
We develop, construct, acquire, and own and operate, contracted wood pellet production plants where we aggregate a natural resource, wood fiber, and process it into dry, densified, uniform pellets that can be effectively stored and transported around the world. We primarily sell our wood pellets through long-term, take-or-pay off-take contracts with customers in Japan, the United Kingdom, and the European Union, who use our wood pellets to generate power and heat. Our wood pellets meet the criteria put forth by the European Union’s Renewable Energy Directive (“RED III”), which includes biomass in its definition of renewable energy.
We own and operate ten plants (collectively, “our plants”) strategically located in Virginia, North Carolina, South Carolina, Georgia, Florida, and Mississippi. We export our wood pellets to global markets through our deep-water marine terminal at the Port of Chesapeake, Virginia, terminal assets at the Port of Wilmington, North Carolina and the Port of Pascagoula, Mississippi, and from third-party, deep-water marine terminals in Savannah, Georgia, Mobile, Alabama, and Panama City, Florida. In 2022, we commenced construction of a wood pellet production plant near Epes, Alabama (the “Epes plant”), which is designed and permitted to produce more than one million metric tons (“MT”) per year of wood pellets. Our facilities are located in geographic regions with low input costs and favorable transportation logistics. Our raw materials are byproducts of the sawmilling process or traditional timber harvesting, principally low-value wood materials, such as trees generally not suited for sawmilling or other manufactured forest products, and treetops and limbs, understory, brush, and slash that are generated in a harvest.
Recent Developments
Chapter 11 Cases
On March 12, 2024 (the “Petition Date”), the Company and certain subsidiaries of the Company (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of Virginia (“Bankruptcy Court”). On March 14, 2024, the Bankruptcy Court granted motions filed by the Company seeking joint administration of the Chapter 11 Cases under the caption In re: Enviva Inc., et al., Case No. 24-10453 (the “Chapter 11 Cases”). The Company is continuing to operate in the ordinary course throughout the Chapter 11 Cases as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
The filing of the Bankruptcy Petitions described above constitutes an event of default and acceleration under each of the following debt instruments (the “Debt Instruments”):
•Indenture, dated as of December 9, 2019, by and among the Company (as successor to Enviva Partners, LP), Enviva Partners Finance Corp., each of the guarantors party thereto, and Wilmington Savings Fund Society, FSB (as successor to Wilmington Trust, N.A.), as trustee.
•Amended and Restated Credit Agreement, dated as of October 18, 2018 (as amended, restated, amended and restated, supplemented, or otherwise modified from time to time), by and among the Company, Enviva, LP, each of the guarantors party thereto, the lenders party thereto, and Ankura Trust Company, LLC, as Administrative Agent and as Collateral Agent, and the other parties thereto;
•Indenture of Trust (as amended, restated, modified, supplemented, or replaced from time to time), dated as of July 1, 2022, by and between The Industrial Development Authority of Sumter County and Wilmington Trust, N.A., as trustee;
•Loan and Guaranty Agreement, dated effective as of July 15, 2022, by and among The Industrial Development Authority of Sumter County, the Company, and certain of its subsidiaries;
•Indenture of Trust (as amended, restated, modified, supplemented, or replaced from time to time), dated as of November 1, 2022, by and between Mississippi Business Finance Corporation and Wilmington Trust, N.A., as trustee;

•Loan and Guaranty Agreement, dated effective as of November 22, 2022, by and among Mississippi Business Finance Corporation, the Company, and certain of its subsidiaries;
•Loan Agreement, dated as of June 27, 2022, by and among Enviva Pellets Epes, LLC, the lenders party thereto, and the Company; and
•Loan Agreement, dated as of June 27, 2022, by and between Enviva Pellets Epes Finance Company, LLC and United Bank.
The Debt Instruments provide that as a result of the Bankruptcy Petitions, the principal and interest due thereunder shall be immediately due and payable. However, any efforts to enforce such payment obligations under the Debt Instruments has been automatically stayed as a result of the Bankruptcy Petitions, and the creditors’ rights of enforcement in respect of the Debt Instruments is subject to the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
The Debtors have obtained requested relief from the Bankruptcy Court that enables the Debtors to maintain business-as-usual operations and uphold their respective commitments to their stakeholders, including employees, customers, and vendors during the restructuring process, subject to the jurisdiction of the Bankruptcy Court and in accordance with then applicable provisions of the Bankruptcy Code.
Restructuring Support Agreements
On the Petition Date, the Company entered into a Restructuring Support Agreement (including any schedules and exhibits attached thereto, the “RSA”) with (i) certain subsidiaries of the Company (together with the Company, the “Company RSA Parties”), (ii) certain participating holders or beneficial holders, investment advisors, sub-advisors, or managers of funds and/or accounts that are holders or beneficial holders of the Company’s outstanding 6.5% Senior Notes due 2026 (the “2026 Notes” and the holders thereof, the “2026 Noteholders”), (iii) certain participating holders or beneficial holders, investment advisors, sub-advisors, or managers of funds and/or accounts that are holders or beneficial holders, whether as record holders or participants, of loans or commitments under the Company’s senior secured credit facility (the “Senior Secured Credit Facility” and the lenders thereunder, the “Credit Facility Lenders”), (iv) certain participating holders or beneficial holders, investment advisors, sub-advisors, or managers of funds and/or accounts that are holders or beneficial holders of Exempt Facilities Revenue Bonds (Enviva Inc. Project), Series 2022 (Green Bonds) issued by the Industrial Development Authority of Sumter County, Alabama (the “Epes Green Bonds” and the holders thereof, the “Epes Bondholders”), and (v) certain participating holders or beneficial holders, investment advisors, sub-advisors, or managers of funds and/or accounts that are holders or beneficial holders of Exempt Facilities Revenue Bonds (Enviva Inc. Project), Series 2022 (Green Bonds) issued by Mississippi Business Finance Corporation (the “Bond Green Bonds” and the holders thereof, the “Bond Bondholders,” and together with the 2026 Noteholders, the Credit Facility Lenders, and the Epes Bondholders, the “Restructuring Support Parties”).
Under the terms of the RSA, the Restructuring Support Parties have agreed to support a restructuring of the Company RSA Parties under a Chapter 11 plan of reorganization (the “Plan”) to be proposed in accordance with the terms set forth in the RSA. The Restructuring Support Parties and the Company RSA Parties have entered into certain amendments to the RSA, including to extend certain milestones and deadlines thereunder.
The Company RSA Parties also entered into a Restructuring Support Agreement (including any schedules and exhibits attached thereto, the “Bond MS RSA”) with certain Bond Bondholders comprising a majority of Bond Green Bonds outstanding and the Bond Green Bonds Trustee (as defined in the Bond MS RSA). Under the Bond MS RSA, the Company agreed, among other obligations described in the term sheet attached as Exhibit A thereto (the “Bond MS Term Sheet”), to promptly seek court approval of a settlement with the Bond Bondholders party thereto and the Bond Green Bonds Trustee, whereby the Company RSA Parties will consent to the partial redemption of the Bond Green Bonds via the release of certain funds currently held by the Bond Green Bonds Trustee (the “Construction Funds”). In exchange, the Bond Green Bondholders and the Bond Green Bonds Trustee both agree, among other obligations described in the Bond MS Term Sheet, and subject to any rights granted by the Bond MS RSA, to support the Plan. On May 8, 2024, the Bankruptcy Court entered an order approving the settlement in the Bond MS Term Sheet (the “Bond MS Settlement Order”). Pursuant to the Bond MS Settlement Order, the Bond Green Bonds Trustee transferred the Construction Funds to the Settlement Fund (as defined in the Bond MS RSA) for further distribution by the Bond Green Bonds Trustee to the Bond Bondholders.
DIP Facility
On March 15, 2024, the Debtors entered into a Debtor-in-Possession Credit and Note Purchase Agreement (the “DIP Credit Agreement”) by and among the Company, as borrower, and the other Debtors, as guarantors, the various lenders from time to time party thereto (the “Lenders”), and Acquiom Agency Services LLC (“Acquiom”) and Seaport Loan Products LLC, as co-administrative agents, and Acquiom, as collateral agent providing for a debtor-in-possession term loan and notes facility (the

“DIP Financing”) in an amount not to exceed $500.0 million. On March 14, 2024, the Bankruptcy Court granted interim approval of the motion to approve the DIP Financing (the “Interim DIP Order”) and borrowing of up to $150.0 million of the loans and notes thereunder. Following the issuance of the Interim DIP Order, the Company offered certain eligible holders of the Company’s common stock (the “Common Stock”) the opportunity to subscribe to participate in the syndication of up to $100.0 million aggregate principal amount of DIP Financing (the “Syndication”) pursuant to certain procedures (the “Syndication Procedures”). On May 3, 2024, the Bankruptcy Court entered a final order approving the full amount of the DIP Financing and the Syndication (the “Final DIP Order”). As authorized by the Final DIP Order, participants in the Syndication became Lenders under the DIP Credit Agreement as of May 6, 2024. An appeal from the Final DIP Order seeking to strike the Syndication was filed by the Official Committee of Unsecured Creditors and remains pending in the U.S. District Court for the Eastern District of Virginia.
The proceeds of the loans and notes under the DIP Credit Agreement are designated to pay the Debtors’ operating expenses, help fund the completion of the Epes plant, and pay other fees, expenses, and other expenditures of the Debtors to be set forth in rolling budgets prepared in connection with the Chapter 11 Cases, which are subject to approval by the DIP Creditors. The Lenders and the Company together have entered into several technical amendments to the DIP Credit Agreement, either to clarify defined terms or extend deadlines related to reporting by the Company. The Lenders and the Company together have entered into several technical amendments to the DIP Credit Agreement, either to clarify defined terms or extend deadlines related to reporting by the Company.
Stock Procedures
On March 13, 2024, the Debtors filed a motion (“NOL Motion”) seeking entry of an interim and final order establishing certain procedures and restrictions with respect to the direct or indirect purchase, disposition, or other transfer of the Common Stock (and declarations of worthlessness with respect to such Common Stock) (such procedures, “Stock Procedures”), and seeking related relief, in order to preserve and protect the potential value of the Debtors’ net operating losses (“NOLs”) and certain other tax attributes of the Debtors (together with the NOLs, “Tax Attributes”). On March 14, 2024, the Bankruptcy Court entered an order granting the NOL Motion and approving the Stock Procedures on an interim basis. On April 12, 2024, the Bankruptcy Court entered an order granting the NOL Motion and approving the Stock Procedures on a final basis.
Chapter 11 Plan and Equity Rights Offering
On August 30, 2024, the Debtors filed a proposed Joint Chapter 11 Plan of Reorganization of Enviva Inc. and its Debtor Affiliates (the “Proposed Plan”) and a related proposed form of Disclosure Statement (the “Proposed Disclosure Statement”) with the Bankruptcy Court. Capitalized terms used but not otherwise defined in this section shall the meanings set forth in the Proposed Plan. The Proposed Plan and the related Proposed Disclosure Statement describe, among other things, the Proposed Plan; the restructuring of the Debtors set forth therein; the events leading to the Chapter 11 Cases; and certain events that have occurred or are anticipated to occur during the Chapter 11 Cases, including the anticipated solicitation of votes to approve the Proposed Plan from certain of the Debtors’ creditors and existing equity holders, as well as the risks related to, among other things, the Chapter 11 Cases. The Proposed Plan provides for, among other things:
•The sale of our interests following a reorganization (the “Reorganized Enviva Inc. Interests”) pursuant to a rights offering (the “Equity Rights Offering”) to raise proceeds in an aggregate amount equal to (i) $250 million plus (ii) the principal amount of any DIP Tranche A Loans under the DIP Facility to the extent the Holders of such Loans do not elect to participate in the DIP Tranche A Equity Participation, which Rights Offering is expected to be fully backstopped;
•Entry into a $1 billion first lien senior secured exit facility, which certain commitment parties are expected to backstop; provided that the Company may seek proposals for alternative debt financing for all or part of the Company’s debt capital structure in consultation with an ad hoc group of the Company’s previous creditors;
•The DIP Tranche A Equity Participation, subject to certain conditions in the DIP Credit Agreement;
•Repayment of the DIP Tranche A Loans (to the extent the Holders of which do not elect to participate in the DIP Tranche A Equity Participation) and the DIP Tranche B Loans under the DIP Facility in cash;
•Repayment of our senior secured credit facility in cash;
•Distribution of Reorganized Enviva Inc. Interests and rights to participate in the Equity Rights Offering to holders of certain unsecured claims;

•Distribution of cash in an aggregate amount equal to either $18 million or $13 million, depending on whether certain conditions are met, to holders of certain unsecured claims;
•Subject to certain conditions outside of the Company’s control, including classes of certain unsecured claims voting to accept the Proposed Plan, distribution to each holder of an Existing Equity Interest of its pro rata share of either (i) cash in an amount equal to $1 million or (ii) the Reorganized Enviva Inc. Interests Existing Equity Interests Equity Pool and the New Warrants, and with respect to (ii), solely to the extent a holder of an Existing Equity Interest affirmatively elects to receive such treatment in lieu of cash on a timely and properly submitted ballot and the value of the Reorganized Enviva Inc. Interests Existing Equity Interests Equity Pool and the New Warrants is greater than 0% following dilution by the transactions contemplated by the Proposed Plan; and
•An overbid process, consistent with the terms of the Final DIP Order and certain overbid procedures, to solicit bids for a value-maximizing alternative transaction.
In addition, the Company filed motions (i) for entry of an order approving the adequacy of the Proposed Disclosure Statement, approving the solicitation of votes in favor of the Plan, and establishing procedures from the proposed Equity Rights Offering, described in the Proposed Plan and the Proposed Disclosure Statement and (ii) for entry of an order authorizing the Company entry into a backstop agreement related to the proposed equity rights offering (the “Disclosure Statement Motions”).
Backstop Agreement
On August 30, 2024, the Debtors entered into a Backstop Commitment Agreement (as amended, the “Backstop Agreement”) with certain Equity Commitment Parties pursuant to which each of the Equity Commitment Parties has agreed to backstop, severally and not jointly and subject to the terms and conditions in the Backstop Agreement, the Equity Rights Offering. The Debtors’ obligations under the Backstop Agreement, including the payment of certain premiums set forth therein, remain subject to approval by the Bankruptcy Court.
Exit Facilities Commitment Letter
On August 30, 2024, the Debtors entered into a commitment letter (as amended, the “Commitment Letter”) with the certain commitment parties pursuant to which the commitment parties have committed to provide to the Debtors a first lien senior secured facility in an aggregate principal amount of $1 billion upon emergence from Chapter 11 Cases. The Debtors’ obligations under the Commitment Letter, including the payment of certain premiums set forth therein, remain subject to approval by the Bankruptcy Court.
Basis of Presentation and Factors Impacting Comparability of Our Financial Results
Simplification Transaction
On December 31, 2021, Enviva Partners, LP (the “Partnership”) converted from a Delaware limited partnership to a Delaware corporation (the “Conversion”) named “Enviva Inc.” Prior to the Conversion, on October 14, 2021, the Partnership acquired our former sponsor and Enviva Partners GP, LLC (our former general partner), and the incentive distribution rights held by our former sponsor were cancelled and eliminated (collectively, the “Simplification Transaction”) in exchange for 16.0 million common units of the Partnership, which were distributed to the owners of our former sponsor. In connection with the Simplification Transaction, the Partnership acquired certain assets under development, as well as off-take contracts in varying stages of negotiation. Additionally, the Partnership’s existing management services fee waivers and other support agreements with our former sponsor were consolidated, fixed, and novated to certain owners of our former sponsor. Under the consolidated support agreement, we are entitled to receive quarterly payments (the “Support Payments”) in an aggregate amount of $55.5 million with respect to periods from the fourth quarter of 2021 through the first quarter of 2024. The owners of our former sponsor agreed to reinvest in our common stock all dividends from 9.0 million of the 16.0 million common units issued in connection with the Simplification Transaction during the period beginning with the distribution for the third quarter of 2021 through the fourth quarter of 2024. Support Payments were suspended in 2023 as a result of the Company suspending the payment of dividends.
Enviva Wilmington Holdings, LLC
Our wholly owned subsidiary Enviva, LP owns all of the Class B units of Enviva Wilmington Holdings, LLC (the “Hamlet JV”). The Hamlet JV owns a wood pellet production plant in Hamlet, North Carolina (the “Hamlet plant”). Enviva, LP is the managing member of the Hamlet JV, which is a consolidated subsidiary partially owned by a third party. The Hamlet JV is not a Debtor in the Chapter 11 cases. For more information regarding Enviva, LP’s rights and obligations with respect to the Hamlet JV, see Note 17 in the Notes to our Consolidated Financial Statements, Equity—Hamlet JV.

Restructuring Inclusive of Related Severance Expenses
During the second quarter of 2023, we implemented a restructuring plan, separate and apart from our restructuring efforts in connection with the RSA and Bond MS RSA, to optimize production and growth. The primary components of the restructuring were reductions in our workforce and corporate and other expenses.
During the second quarter of 2023, we had an initial reduction in force of certain leadership employees, accelerated depreciation of leasehold improvements at our principal executive offices, and a reduction of our office lease expenses. We completed a broader reduction in force during the third quarter of 2023.
The following table summarizes our pre-tax restructuring expenses for the year ended December 31, 2023:

Cash-based employee severance expenses	$6,553
Non-cash equity-based compensation	11,825
Accelerated leasehold improvement depreciation	1,248
Impairment of right-of-use asset	216
Total	$19,842
Accounting for Wood Pellets Sale Contracts as a Financing Arrangement (“Q4 2022 Transactions”)
In the fourth quarter of 2022, we entered into agreements with a customer to purchase approximately 1.8 million MT of wood pellets between 2023 and 2025 (the “new purchase agreements”). At that time, we also entered into additional wood pellet sales contracts (together with the new purchase agreements, the “Q4 2022 Transactions”) that together with our existing sales contracts with the customer, totaled approximately 2.8 million MT, with deliveries to take place between 2022 and 2026. Under the Q4 2022 Transactions, the quantities we agreed to purchase exceeded the quantities we agreed to sell. Although the new purchase agreements were priced at market prices in effect at the time the new purchase agreements were entered into, the 1.8 million MT of wood pellet purchases were not hedged with contracted sales at similar pricing or volume.
Under the revenue accounting principles generally accepted in the United States (“GAAP”), the Q4 2022 Transactions constituted a contract modification. Because the scope of the modification resulted in a net decrease in future sales volumes to the customer, in 2022 we accounted for the modification as if we had terminated the existing sale contracts and created a new, single contract. In addition, the new purchase agreements constitute a repurchase agreement under GAAP and were required to be accounted for as a financing arrangement.
During year ended December 31, 2023, gross proceeds of $37.2 million were received from the sales of 0.2 million MT of wood pellets delivered to the customer. During the year ended December 31, 2023, interest expense of $79.3 million was recorded to financing liabilities based on the difference between the blended sales price and the future purchase price per MT of the pellets subject to repurchase.
During the year ended December 31, 2023, we repurchased an insignificant volume of wood pellets for $11.1 million under the Q4 2022 Transactions and sold those volumes to a different customer.
During the year ended December 31, 2023, we included in net cash provided by financing activities, instead of in net cash provided by operating activities, cash received of $37.2 million on transfers to the customer and cash paid of $8.9 million for purchases from the customer and a settlement payment.
On November 11, 2023, we entered into a standstill agreement (the “Standstill Agreement”) with the counterparty to the Q4 2022 Transactions and later amended it on December 8, 2023. The amended Standstill Agreement expired on December 31, 2023. Upon expiration, the counterparty became entitled to issue termination notices in respect of outstanding purchase and supply agreements and to invoice us for termination fees equal to $350.0 million in aggregate. The expiration of the Standstill Agreement also decreased adjusted gross margin for the year ended December 31, 2023 by $177.8 million, consisting of a $111.6 million charge, exclusive of depreciation and amortization expense of $11.7 million, to eliminate finished goods inventory subject to repurchase that are no longer recoverable and a $66.2 million charge to increase the liability due to the counterparty of the Q4 2022 Transactions to the $350.0 million termination fees and to eliminate the contract asset to the same counterparty following the termination of the associated agreements.
Increased Borrowing under Senior Secured Credit Facility and Higher Interest Rate
During 2023 compared to 2022, we had higher average amounts borrowed and higher interest rates on our Senior Secured Credit Facility.

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
War in Ukraine
The war in Ukraine impacted our operations and resulted in $5.1 million of incremental costs during the year ended December 31, 2022, all of which were incurred during the first quarter of 2022. Our third-party shipping partners’ operations experienced severe dislocations which incrementally impacted our distribution costs related to demurrage and to loading, transporting, and unloading our wood pellets. In addition, the immediate spike in energy prices negatively impacted the cost of our operations, including incremental costs to support continued services from our third-party fiber suppliers and trucking service providers.
How We Generate Revenue
Overview
We earn revenue by supplying wood pellets to our customers under off‑take contracts, the majority of which are long-term in nature. Our off-take contracts are considered “take-or-pay” because they include a firm obligation of the customer to take a fixed quantity of product at a stated price and provisions that require that we be compensated in the case of a customer’s failure to accept all or a part of the contracted volumes or termination of a contract by a customer. Each of our long-term off-take contracts defines the annual volume of wood pellets that a customer is required to purchase, and we are required to sell, the fixed price per MT for product satisfying a base net calorific value, and other technical specifications. These prices are fixed for the entire term and are subject to adjustments, which may include annual inflation-based adjustments or price escalators, price adjustments for product specifications, as well as, in some instances, price adjustments due to changes in underlying indices. Additionally, the majority of our long-term off-take contracts include cost pass-through mechanisms for bunker fuel adjustments and certain handling costs, including demurrage costs, in our long-term shipping contracts. Some of our product volumes are sold under off-take contracts that include cost pass-through mechanisms to mitigate increases in raw material and distribution costs.
Depending on the specific off-take contract, shipping terms under our long-term contracts are either Cost, Insurance and Freight (“CIF”), Cost and Freight (“CFR”), or Free On Board (“FOB”). Most of our long-term contracts are a CIF contract where we procure and pay for shipping costs, which include insurance and all other charges, up to the port of destination for the customer. Under a CFR contract, we procure and pay for shipping costs, which include insurance (excluding marine cargo insurance) and all other charges, up to the port of destination for the customer. Shipping under CIF and CFR contracts after control has passed to the customer is considered a fulfillment activity, rather than a performance obligation, and associated expenses are accrued and included in the price to the customer. Under FOB contracts, the customer is directly responsible for shipping costs.
In some cases, we may purchase shipments of product from third-party suppliers and resell them in back-to-back transactions (“purchase and sale transactions”). We typically are the principal in such transactions because we control the wood pellets prior to transferring them to the customer and therefore recognize related revenue on a gross basis.
Net revenue also includes fees from customers related to cancellations, deferrals, or accelerations of shipments and certain sales and marketing, scheduling, sustainability, consultation, shipping, and risk management services.
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

We have strategically located our plants in the Mid-Atlantic and Gulf Coast regions of the United States, geographic areas in which wood fiber sources are plentiful and readily available. We have short-term and long-term contracts to manage the supply of raw materials into our plants. Delivered wood fiber costs include stumpage, as well as harvesting, transportation, and in some cases, size-reduction services provided by our suppliers.
Production costs at our production plants consist of labor, energy, tooling, repairs and maintenance, and plant overhead costs. Production costs also include depreciation expense associated with the use of our plants and equipment. Cost of goods sold includes any gain or loss on disposal of associated assets, which is separately presented in our consolidated statements of operations. Some of our off-take contracts include price escalators that mitigate inflationary pressure on certain components of our production costs. In addition to the wood pellets that we produce at our owned and operated production plants, we selectively purchase additional quantities of wood pellets from other wood pellet producers. Costs associated with purchase and sale transactions are included in cost of goods sold.
Distribution costs include all transportation costs from our plants to our port locations, any storage or handling costs while the product remains at port, and shipping costs related to the delivery of our product from our port locations to our customers. Both the strategic location of our plants and our ownership or control of our deep-water terminals have allowed for the efficient and cost-effective transportation of our wood pellets. We seek to mitigate shipping risk by entering into long-term, fixed-price shipping contracts with reputable shippers matching the terms and volumes of our off-take contracts pursuant to which we are responsible for arranging shipping. Certain of our off-take contracts include pricing adjustments for volatility in fuel prices, which allow us to pass the majority of the fuel-price risk associated with shipping through to our customers.
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
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported revenues and expenses during the reporting periods. We evaluate these estimates and assumptions on an ongoing basis and base our estimates on historical experience, current conditions, and various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities, as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Our actual results may materially differ from these estimates.
For accounting policies and estimates that we believe are critical to our consolidated financial statements due to the degree of uncertainty regarding the estimates or assumptions involved, please see the following disclosures within the Notes to our Consolidated Financial Statements included in Part II, Item 8. of this Annual Report on Form 10-K: Note 4, Significant Accounting Policies, specifically about Inventories, Revenue Recognition, Cost of Goods Sold, and Property, Plant and Equipment.
Recently Issued Accounting Pronouncements
See Part II, Item 8. “Financial Statements and Supplementary Data”—Note 4, Significant Accounting Policies—Recently Adopted Accounting Standards and Recently Issued Accounting Standards not yet Adopted, in the Notes to our Consolidated Financial Statements for a description of recently issued and adopted accounting pronouncements.
How We Evaluate Our Operations
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
Adjusted EBITDA
We define adjusted EBITDA as net income (loss) excluding depreciation and amortization, interest expense, income tax expense (benefit), early retirement of debt obligation, non-cash equity-based compensation and other expense, impairment of assets and loss on disposal of assets, changes in unrealized derivative instruments related to hedged items, cash-based restructuring inclusive of severance expense, acquisition and integration costs and other, effects of COVID-19 and the war in Ukraine, Support Payments, and Executive separation. Adjusted EBITDA is a supplemental measure used by our management and other users of our financial statements, such as investors, commercial banks, and research analysts to assess the financial performance of our assets without regard to financing methods or capital structure.
Limitations of Non-GAAP Financial Measures
Adjusted gross margin, adjusted gross margin per metric ton, and adjusted EBITDA are not financial measures presented in accordance with GAAP. We believe that the presentation of these non-GAAP financial measures provides useful information to investors in assessing our financial condition and results of operations. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measures. Each of these non-GAAP financial measures has important limitations as an analytical tool because they exclude some, but not all, items that affect the most directly comparable GAAP financial measures. You should not consider adjusted gross margin, adjusted gross margin per metric ton, or adjusted EBITDA in isolation or as substitutes for analysis of our results as reported in accordance with GAAP.
Our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility. Please see below for a reconciliation of each of adjusted gross margin and adjusted gross margin per metric ton, and adjusted EBITDA to the most directly comparable GAAP financial measure.

Results of Operations
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
Net revenue	$1,177,853	$1,094,276	$83,577
Operating costs and expenses:
Cost of goods sold, excluding items below	1,218,111	927,453	290,658
Goodwill impairment	103,928	—	103,928
Impairment of assets	66,150	—	66,150
Loss on disposal of assets	15,067	8,607	6,460
Selling, general, administrative, and development expenses	117,179	119,713	(2,534)
Restructuring inclusive of related severance expenses	19,842	—	19,842
Executive separation	—	20,813	(20,813)
Depreciation and amortization	145,446	113,177	32,269
Total operating costs and expenses	1,685,723	1,189,763	495,960
Loss from operations	(507,870)	(95,487)	(412,383)
Other (expense) income:
Interest expense	(102,677)	(62,013)	(40,664)
Interest expense on repurchase accounting	(79,310)	(9,572)	(69,738)
Total interest expense	(181,987)	(71,585)	(110,402)
Other income, net	4,005	1,198	2,807
Net loss before income taxes	(685,852)	(165,874)	(519,978)
Income tax (benefit) expense	(42)	2,494	(2,536)
Net loss	$(685,810)	$(168,368)	$(517,442)
Net revenue
Net revenue consisted of the following:

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
Product sales	$1,217,725	$1,079,814	$137,911
Breakage revenue	44,105	6,381	37,724
Termination of all contracts with customer for the Q4 2022 Transactions	(67,176)	—	(67,176)
Impairment of customer assets	(26,471)	—	(26,471)
Other revenue	9,670	8,081	1,589
Net revenue	$1,177,853	$1,094,276	$83,577
Revenue related to product sales for wood pellets produced or procured by us increased to $1,217.7 million in 2023, from $1,079.8 million in 2022. The $137.9 million, or 13%, increase was primarily attributable to a 14% increase in product sales volumes.
During the year ended December 31, 2023, the average sales price per MT was significantly lower than the year ended December 31, 2022, primarily driven by a less favorable pricing environment for wood pellets. During the year ended December 31, 2022, wood pellet spot market prices, as well as the forward curve pricing of certain European indices, exceeded $400 per MT, representing a substantial premium to the current long-term contracted pricing of roughly $200 to $220 per MT across Enviva’s weighed average portfolio, and we captured some of the differential during the year ended December 31, 2022. The significant decrease in average sales price per MT was partially offset by incremental product sales revenue of

$67.6 million recoverable from our customers related to handling costs incurred at discharge ports for our wood pellet shipments. Although these revenues are primarily a pass-through of incurred costs to our customers, our accounting policy is to account for the recovery of these handling costs as a fulfillment activity which requires such reimbursements to be recognized as product sales revenue and the costs to be recognized in cost of goods sold.
For the year ended December 31, 2023, we recorded a reduction for the termination of all contracts with customer for the Q4 2022 Transactions of $65.2 million to increase the liability to this counterparty to the $350.0 million termination fees after the expiration of the Standstill Agreement on December 31, 2023. Under the Standstill Agreement, we agreed to reimburse the customer for certain costs that it incurred during the standstill period, which resulted in $2.0 million being recognized as a reduction to net revenue during the year ended December 31, 2023.
Breakage revenue increased to $44.1 million in 2023, from $6.4 million in 2022. Breakage revenue includes payments to us for adjusting deliveries under our take-or-pay off-take contracts, which is recognized under a breakage model based on when the wood pellets would have been loaded onto ships for delivery to those customers.
Impairment of customer assets represents a reduction in net revenue by the amount of customer assets (with customers other than the customer for the Q4 2022 Transactions) that was not expected to be recoverable as the expected costs exceeded the contract cash flows. During the year ended December 31, 2023, $26.5 million of impairments of customer assets were recorded as a reduction to net revenue as the amount was not expected to be recoverable.
Cost of goods sold
Cost of goods sold increased to $1,218.1 million for the year ended December 31, 2023, from $927.5 million for the year ended December 31, 2022, an increase of $290.7 million, or 31%. Cost of goods sold for the year ended December 31, 2023, includes a charge of $123.3 million related to the elimination of finished goods inventory subject to repurchase that is no longer recoverable following the expiration of the Standstill Agreement with the counterparty to the Q4 2022 Transactions. Excluding the $123.3 million charge, cost of goods sold for the year ended December 31, 2023 would have been $1,094.8 million, an increase of $167.3 million, or 18.0%, compared to the year ended December 31, 2022. The increase in cost of goods sold was primarily a result of a 14% increase in product sales volumes, as well as increased fiber procurement, plant operating and shipping and handling costs during the first and second quarters of 2023.
Cost of goods sold during the year ended December 31, 2023, also includes $48.1 million of handling costs incurred at discharge ports for our wood pellet shipments. Although these handling costs are recoverable from our customers, our accounting policy is to account for the recovery of these handling costs as a fulfillment activity, which requires such reimbursements to be recognized as product sales revenue and the costs to be recognized in cost of goods sold.
During the year ended December 31, 2022, cost of goods sold excludes $95.3 million inclusive of depreciation and amortization of approximately $9.3 million, which was reflected as inventory in connection with the Q4 2022 Transactions (see above, “Accounting for Wood Pellets Sale Contracts as a Financing Arrangement (“Q4 2022 Transactions”)”). During the three months ended March 31, 2022, the Omicron variant of COVID-19 significantly impacted our operations and resulted in $13.9 million of incremental costs and the war in Ukraine impacted our operations and resulted in $5.1 million of incremental costs. Furthermore, during the year ended December 31, 2022, we incurred incremental cost of goods sold from the ramp of the Lucedale plant and the commencement of operations of the Pascagoula terminal.

Adjusted gross margin and adjusted gross margin per metric ton

	Year Ended December 31,		Change
	2023	2022
	(in thousands, except per metric ton)
Reconciliation of gross margin to adjusted gross margin and adjusted gross margin per metric ton:
Gross margin(1)	$(189,362)	$53,906	$(243,268)
Impairment of assets and loss on disposal of assets	12,815	10,478	2,337
Non-cash, equity-based compensation and other expense	5,127	2,944	2,183
Depreciation and amortization	136,624	105,179	31,445
Changes in unrealized derivative instruments	(1,746)	(59)	(1,687)
Support Payments	2,050	23,985	(21,935)
Acquisition and integration costs and other	—	1,664	(1,664)
Effects of COVID-19	—	13,942	(13,942)
Effects of the war in Ukraine	—	5,051	(5,051)
Adjusted gross margin	$(34,492)	$217,090	$(251,582)
Metric tons sold	5,327	4,654	673
Gross margin per metric ton	$(35.55)	$11.58	$(47.13)
Adjusted gross margin per metric ton	$(6.47)	$46.65	$(53.12)
(1)Gross margin is defined as net revenue less cost of goods sold (including related depreciation and amortization and loss on disposal of assets).
We earned negative adjusted gross margin of $34.5 million, or negative $6.47 per MT, for the year ended December 31, 2023, compared to positive adjusted gross margin of $217.1 million, or positive $46.65 per MT, for the year ended December 31, 2022. The $251.6 million decrease in adjusted gross margin was primarily attributable to the following:
•A $177.8 million decrease due to the expiration of the Standstill Agreement resulting in a $111.6 million charge, exclusive of depreciation and amortization expense of $11.7 million, to eliminate finished goods inventory subject to repurchases that are no longer recoverable and a $65.2 million charge to increase the liability due to the counterparty of the Q4 2022 Transactions to the $350.0 million termination fees and to eliminate the customer asset to the same counterparty following the termination of the associated agreements.
•A 1.5% decrease in average sales price per MT, decreased adjusted gross margin by $86.9 million during the year ended December 31, 2023, compared to the year ended December 31, 2022.
•A $21.9 million decrease in Support Payments during 2023 resulting from our suspension of paying dividends.
•A $20.6 million decrease due to payments received from a wood pellet supplier for the cancellation of contracted volumes during the year ended December 31, 2022.
The decrease in adjusted gross margin during the year ended December 31, 2023, was partially offset by the following:
•A $42.5 million increase in adjusted gross margin due to a decrease in plant and port operating costs as well as fiber procurement costs. The decrease in plant and port operating costs was primarily attributable to improved operational reliability, driving greater absorption of fixed costs while reducing spend on repairs and maintenance and contract labor. Lower energy costs, including electricity, natural gas, and diesel, also contributed to the decrease in operating costs.
•A $25.2 million increase in adjusted gross margin due to a 14% increase in sales volumes. The increase in sales volumes is attributable primarily to wood pellets produced from our manufacturing plants.
Goodwill impairment
During the fourth quarter of 2023, the Company performed an interim goodwill impairment test, which indicated that the carrying value of its sole reporting unit was above its fair value. Consistent with the Company’s historical approach for impairment tests, the Company estimated the fair value of its sole reporting unit using the market approach by evaluating the market capitalization of its common stock and an estimated control premium. The Company determined that the carrying value of the Company’s sole reporting unit exceeded its fair value and recorded a material non-cash pretax impairment charge related to goodwill of $103.9 million in the fourth quarter of 2023.
Impairment of assets
Impairment of assets includes $44.5 million, related to new plant development costs that were deemed no longer recoverable as of December 31, 2023. We intend to revisit our development of future plants when sufficient contracted customer demand materializes to support the investment. This includes an impairment related to construction in progress at our plant near Bond, Mississippi (“Bond plant”). We ceased development of the Bond plant, which was in the early stages of development, as of December 31, 2023. Therefore, we performed a recoverability analysis using undiscounted cash flows of the Bond plant and compared this to its carrying amount. Under this analysis the undiscounted cash flows of the Bond plant were less than the carrying amount. Accordingly, we recognized a pre-tax impairment of assets expense of $41.5 million, which is the amount the carrying value of the Bond plant exceeded its estimated fair value, which was determined as the estimated proceeds from the sale of the underlying land.
In connection with a broader effort to eliminate operational inefficiencies, during the third quarter of 2023, we determined that the Southampton, Virginia plant (the “Southampton plant”) operated most cost effectively with a single dryer line. Therefore, we permanently shut down the second, underperforming dryer line, and as a result, we recognized an impairment expense of $21.7 million during the year ended December 31, 2023.
Loss on disposal of assets
During the years ended December 31, 2023 and 2022, loss on disposal of assets was $15.1 million and $8.6 million, respectively.
Selling, general, administrative, and development expenses
Selling, general, administrative, and development expenses were $117.2 million for the year ended December 31, 2023, and $119.7 million for the year ended December 31, 2022. Selling, general, administrative, and development expenses include corporate and other overhead expenses, costs to develop new markets, and costs of developing new plants or ports (for those that have not yet met the capitalization threshold or costs that are not eligible for capitalization). Once a significant component of the plant or port is placed in service, the associated expense component is classified as cost of goods sold.
The $2.5 million decrease in total selling, general, administrative, and development expenses is primarily associated with a $21.7 million decrease in acquisition and integration costs and other primarily associated with the Simplification Transaction and Conversion and the construction of the Lucedale plant and Pascagoula terminal, and a $6.7 million decrease in non-cash, equity-based compensation expense. The decrease is partially offset by a $24.3 million increase in expenses related to legal and financial advisors associated with our strategic review of liquidity and operations incurred in the second half of 2023.
Restructuring inclusive of related severance expenses
During the year ended December 31, 2023, total restructuring and related expenses, separate and apart from our restructuring efforts in connection with the RSA and Bond MS RSA, were $19.8 million and consisted of $6.6 million of cash-based employee severance expenses, $11.8 million of non-cash equity-based compensation, $1.2 million of accelerated leasehold improvement depreciation, and $0.2 million impairment of right-of-use assets related to an office lease. These amounts do not include expenses incurred in connection with our strategic review of liquidity and operations.
Executive separation
In November 2022, John Keppler, our former Chief Executive Officer and Chairman of the board of directors of the Company (the “Board”), stepped down from his responsibilities for medical reasons. Mr. Keppler’s separation agreement included: (i) the bonus he would have been entitled to for the year ended December 31, 2022, pro-rated based on 2022 service through November 14, 2022, and paid with respect to targeted individual performance of Mr. Keppler and actual performance of the Company at the same time bonuses are paid to executives generally during the first quarter of 2023, (ii) a severance payment of $3.8 million, paid in 36 equal installments, (iii) accelerated vesting of unvested time-based restricted stock units under the Enviva Inc. Long-Term-Incentive Plan (“LTIP”), occurring during the first quarter of 2023, and (iv) vesting of unvested performance-based restricted stock units under the LTIPs, occurring during the first quarter of 2023. Mr. Keppler rejoined the Board in March 2023.

Depreciation and amortization
Depreciation and amortization expense increased to $145.4 million for the year ended December 31, 2023, from $113.2 million for the year ended December 31, 2022, an increase of $32.3 million or 29%, primarily due to the Lucedale plant, Pascagoula terminal, and expansion assets placed in service during the year ended December 31, 2022.
Depreciation and amortization expense during the year ended December 31, 2023, includes $11.7 million to eliminate depreciation and amortization costs included in finished goods inventory subject to repurchase that are no longer recoverable following the expiration of the Standstill Agreement with the counterparty to the Q4 2022 Transactions. Depreciation and amortization expense during the year ended December 31, 2023, excludes $1.2 million of accelerated leasehold improvement depreciation recorded in restructuring inclusive of related severance expenses.
Total interest expense
We incurred $182.0 million of interest expense during the year ended December 31, 2023, and $71.6 million during the year ended December 31, 2022. The increase in interest expense of $110.4 million from the prior year was attributable to the $69.7 million increase of non-cash interest recognized prior to the expiration of the Standstill Agreement with the counterparty to the Q4 2022 Transactions. The timing of the interest expense was based on the estimated timing of when the future purchases under the existing purchase agreements were expected to occur.
Interest expense also increased by $40.7 million related to higher outstanding borrowings and higher floating interest rate under our Senior Secured Credit Facility during the year ended December 31, 2023, compared to the year ended December 31, 2022.
Income tax
The $42.0 thousand of income tax benefit during the year ended December 31, 2023, and the income tax expense of $2.5 million for the year ended December 31, 2022, were primarily due to changes in valuation allowance for deferred tax assets.
Adjusted EBITDA

	Year Ended December 31,		Change
	2023	2022
	(in thousands)
Reconciliation of net loss to adjusted EBITDA:
Net loss	$(685,810)	$(168,368)	$(517,442)
Add:
Depreciation and amortization(1)	146,694	113,177	33,517
Interest expense	181,987	71,585	110,402
Income tax expense (benefit)	(42)	2,494	(2,536)
Non-cash, equity-based compensation and other expense(2)	45,558	38,260	7,298
Impairment of assets and loss on disposal of assets(3)	185,697	11,347	174,350
Changes in unrealized derivative instruments	(1,746)	(59)	(1,687)
Cash-based restructuring inclusive of related severance expense	6,553	—	6,553
Support Payments	2,050	23,985	(21,935)
Acquisition and integration costs and other	—	21,745	(21,745)
Effects of COVID-19	—	15,189	(15,189)
Effects of the war in Ukraine	—	5,051	(5,051)
Executive separation	—	20,813	(20,813)
Adjusted EBITDA	$(119,059)	$155,219	$(274,278)
(1)2023 includes $1.2 million of accelerated leasehold improvement depreciation in connection with the restructuring expenses.
(2)2023 includes $11.8 million of non-cash equity-based compensation in connection with the restructuring expenses.
(3)2023 includes $103.9 million of goodwill impairment, $44.5 million of pre-tax impairment of assets expense related to previously capitalized costs for wood pellet production plants in development that were no longer probable of being completed, $21.7 million of impairment related to the permanent shut down of an underperforming dryer line at the Southampton plant and $0.2 million of impairment of right-of-use assets related to an office lease in connection with the restructuring expenses.

We generated negative adjusted EBITDA of $119.1 million for the year ended December 31, 2023, compared to positive adjusted EBITDA of $155.2 million for the year ended December 31, 2022. The $274.3 million decrease was primarily attributable to the $251.6 million decrease in adjusted gross margin described under the heading “Adjusted gross margin and adjusted gross margin per metric ton” and the $24.3 million of expense related to legal and financial advisors in connection with our strategic review described under the heading “Selling, general, administrative, and development expenses.”
Liquidity and Capital Resources
Overview
Since the filing of the Chapter 11 Cases on March 12, 2024, our primary sources of liquidity include cash balances, cash generated from operations, and availability under the DIP Credit Facility described above in Recent Developments – DIP Facility and in Note 13 in the Notes to our Consolidated Financial Statements, Short-Term Borrowings, Long-Term Debt and Finance Lease Obligations. Our primary liquidity needs are to fund working capital, to service our debt, to invest in capital expenditures for the maintenance, expansion, and optimization of our existing plant and terminal assets, and to complete the construction of a wood pellet production plant in Epes, Alabama (“Epes or the Epes plant”).
Excluding cash restricted for certain construction projects, our liquidity as of December 31, 2023, was $177.1 million. As of July 31, 2024 our liquidity was $358.7 million, which includes $208.7 million of cash and $150.0 million available under the DIP Facility.
Proceeds of the DIP Facility may be used only in connection with an approved budget (adjusted for agreed variances). The DIP Facility will be made available in up to five draws. The first draw of $150.0 million occurred on March 15, 2024, and an additional $100.0 million was drawn on June 3, 2024 and July 22, 2024. Each draw is subject to the satisfaction of certain conditions under the DIP Credit Agreement, including compliance with the milestones set forth in the RSA.
Borrowings under the DIP Facility bear interest at a rate equal to, at the Company’s option, (i) the alternate base rate plus 7% per annum or (ii) the adjusted SOFR rate plus 8% per annum. The Debtors are required to pay certain other agreed fees to the DIP Creditors and the agents under the DIP Credit Agreement.
The DIP Credit Agreement contains usual and customary affirmative and negative covenants and events of default for transactions of this type. In addition, the Debtors are required to maintain a minimum liquidity of $30.0 million.
There can be no assurance that funding sources will continue to be available, as our ability to generate cash flows from operations and our ability to continue to access the DIP Facility may be impacted by a variety of business, economic, legislative, financial, and other factors, which may be outside of our control.
Our consolidated financial statements have been prepared assuming that we will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors in possession under Chapter 11, we may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted by the Bankruptcy Code, for amounts other than those reflected in the accompanying consolidated financial statements. Further, the Plan could materially change the amounts and classifications of assets and liabilities reported in the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern or as a consequence of the Chapter 11 Cases.
As a result of our financial condition, the defaults under our debt agreements, and the risks and uncertainties surrounding the Chapter 11 Cases, substantial doubt exists regarding our ability to continue as a going concern. We believe that, if we receive the approval of the Plan by the Bankruptcy Court and are able to successfully implement the Plan, among other factors, substantial doubt regarding our ability to continue as a going concern could be alleviated.
Cash Dividends
During the three months ended March 31, 2023, we declared dividends of $0.905 per common share totaling $60.9 million. The Board evaluated the Company’s business strategy and opportunities and determined on May 2, 2023 to suspend dividend payments indefinitely.

Capital Requirements
We operate in a capital-intensive industry, which requires significant investments to develop and construct new production and terminal facilities and maintain and upgrade our existing facilities. Our capital requirements primarily have consisted, and we anticipate will continue to primarily consist, of the following:
•Maintenance capital expenditures, which are cash expenditures incurred to maintain our long-term operating income or operating capacity. These expenditures typically include certain system integrity, compliance, and safety improvements; and
•Growth capital expenditures, which are cash expenditures we expect will increase our operating income or operating capacity over the long term. Growth capital expenditures include acquisitions or construction of new capital assets, including new plants and ports, or capital improvements such as expansions to or improvements on our existing capital assets, as well as projects intended to extend the useful life of assets.
The classification of capital expenditures as either maintenance or growth is made at the individual asset level during our budgeting process and as we approve, execute, and monitor our capital spending.
During the year ended December 31, 2023, we invested $301.3 million in capital expenditures. Included in our capital expenditures during 2023 is spend associated with the development and construction of the Epes plant as well as capital improvements and maintenance capital spend across our portfolio of plant and port assets. In connection with our in-court restructuring process, we ceased development of the Bond plant. We intend to revisit our potential development of future plants, including the Bond plant, when sufficient contracted customer demand materializes to support the investment. We are being vigilant with cash management while we navigate through our leverage and liquidity headwinds. We remain focused on completing the construction of the Epes plant, as well as maintaining the asset health of our current fleet of plants for optimal production. We intend to maintain momentum in a disciplined way; however, we will continue to re-evaluate all material capital expenditures as our situation evolves.
Debt
As of December 31, 2023, our total debt was $1.8 billion and primarily consisted of the debt facilities described in Note 13, in the Notes to our Consolidated Financial Statements, Short-Term Borrowings, Long-Term Debt and Finance Lease Obligations (the “Debt Instruments”). Our filing of the Chapter 11 Cases constituted an event of default and acceleration under each of the Debt Instruments, which provide that as a result of the filing of the Chapter 11 Cases, the principal and interest due thereunder shall be immediately due and payable and as of December 31, 2023, substantially all debt has been reclassified to current. However, any efforts to enforce such payment obligations under the Debt Instruments were automatically stayed as a result of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the Debt Instruments are subject to the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
As of July 31, 2024, our primary debt facility is the $500.0 million DIP Facility, of which $150.0 million was undrawn.
Except where otherwise authorized by the Final DIP Order, collection or enforcement in respect of the Debt Instruments was stayed upon filing of the Chapter 11 Cases on March 12, 2024, and treatment of the claims arising therefrom will be addressed as part of the Plan.
Cash Flows
The following table sets forth a summary of our net cash flows from operating, investing, and financing activities for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(65,796)	$(88,767)
Net cash used in investing activities	(301,300)	(222,847)
Net cash provided by financing activities	420,245	544,173
Net increase in cash, cash equivalents and restricted cash	$53,149	$232,559

Cash Used in Operating Activities
Net cash used in operating activities was $65.8 million and $88.8 million for the years ended December 31, 2023 and 2022, respectively, a $23.0 million favorable change. Excluding a $189.5 million loss recorded following the expiration of the Standstill Agreement (see above, “Accounting for Wood Pellets Sale Contracts as a Financing Arrangement (“Q4 2022 Transactions”)”), there was a $33.2 million favorable change in working capital during the year ended December 31, 2023, compared to the year ended December 31, 2022. The favorable change in working capital was primarily due to an increase in deferred revenue partially offset by higher inventory on hand as of December 31, 2023, compared to December 31, 2022. Offsetting the favorable change in working capital, excluding the $189.5 million loss recorded following the expiration of the Standstill Agreement, was an unfavorable change of $10.3 million in net loss excluding non-cash items during the year ended December 31, 2023, compared to the year ended December 31, 2022.
Cash Used in Investing Activities
Net cash used in investing activities was $301.3 million and $222.8 million for the years ended December 31, 2023 and 2022, respectively. The $78.5 million increase in cash used in investing activities during the year ended December 31, 2023, compared to the year ended December 31, 2022 was primarily due to the construction of the Epes plant.
Cash Provided by Financing Activities
Net cash provided by financing activities was $420.2 million and $544.2 million for the years ended December 31, 2023 and 2022, respectively. The $123.9 million decrease in net cash provided by financing activities in 2023, as compared to 2022, was primarily attributable to a decrease of $105.1 million in proceeds from debt issuance net of repayment of debt, a $84.8 million decrease in proceeds from the issuance of equity, a decrease in proceeds from the sale of wood pellets sold in connection with the Q4 2022 Transactions (see above, “Accounting for Wood Pellets Sale Contracts as a Financing Arrangement (“Q4 2022 Transactions”)”) of $74.1 million, a decrease of Support Payments of $14.0 million. Offsetting the above was a favorable change in cash provided by financing activities due to a decrease in cash dividends or distributions equivalent rights of $154.0 million.
Off‑Balance Sheet Arrangements
As of December 31, 2023, we did not have any off‑balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S‑K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or a variable interest in unconsolidated entities.

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
Interest Rate Risk
As of December 31, 2023, our total debt had a carrying and fair value of $1.8 billion and $1.2 billion, respectively.
We are exposed to fluctuations in interest rates on borrowings under our senior secured credit facility. Borrowings under the senior secured credit facility bear interest, at our option, at either a base rate plus an applicable margin or at a Term SOFR rate plus an applicable margin.
We may enter into derivative instruments to manage cash flow. We do not enter into derivative instruments for speculative or trading purposes. We may seek to mitigate a portion of our interest rate risk through interest rate swaps. As of December 31, 2023, we had no interest rate swaps outstanding. Previously, we entered into pay-fixed, receive-variable interest rate swaps that expired in September 2021 and October 2021 to hedge interest rate risk associated with variable rate borrowings under our senior secured credit facility. The interest rate swaps are not designated and accounted for as cash flow hedges. The counterparty to our interest rate swap agreements are major financial institutions.
There can be no assurance that our interest rate risk-management practices, if any, will eliminate or substantially reduce risks associated with fluctuating interest rates. For more information, please read Part I, Item 1A “Risk Factors—Our exposure to risks associated with foreign currency and interest rate fluctuations, as well as any hedging arrangements we may enter into to mitigate those risks, could have an adverse effect on our financial condition and results of operations.”
Credit Risk
Substantially all of our revenue was from long-term, take-or-pay off-take contracts with four, seven and five customers for the years ended December 31, 2023, 2022 and 2021, respectively. During the year ended December 31, 2023, most of our customers were major power generators in Europe. This concentration of counterparties operating in a single industry and geographic area results in an exposure to credit risk, in that the counterparties may be similarly affected by changes in economic, political, regulatory or other conditions. If a customer defaults or if any of our contracts expire in accordance with their terms, and we are unable to renew or replace these contracts, our gross margin and cash flows, as well as our ability to make cash dividends to our stockholders, may be adversely affected. Although we had entered into hedging arrangements in order to minimize our exposure to fluctuations in foreign currency exchange and interest rates, our derivatives also exposed us to credit risk to the extent that counterparties may be unable to meet the terms of our hedging agreements. For more information, please read Part I, Item 1A “Risk Factors—Our exposure to risks associated with foreign currency and interest rate fluctuations, as well as any hedging arrangements we may enter into to mitigate those risks, could have an adverse effect on our financial condition and results of operations” and — “We expect to derive the majority of our revenues from four customers in 2024, three of which are located in Europe. If we fail to continue to diversify our customer base, our results of operations, business and financial position could be materially adversely affected.”
Foreign Currency Exchange Risk
We primarily are exposed to fluctuations in foreign currency exchange rates related to contracts pursuant to which deliveries of wood pellets will be settled in foreign currency. From time to time, we may enter into forward contracts and purchase options to hedge a portion of our forecasted revenue for these customer contracts.
As of December 31, 2023, we had no forward contracts or purchased options outstanding and no notional amounts under foreign currency forward contracts. As of December 31, 2023 and 2022, no unrealized amounts associated with foreign currency forward contracts and foreign currency purchased options were included in other comprehensive income.
We do not utilize foreign exchange contracts for speculative or trading purposes. The counterparties to such foreign exchange contracts are major financial institutions. There can be no assurance that such hedging arrangements or other foreign exchange rate risk-management practices, if any, will eliminate or substantially reduce risks associated with our exposure to fluctuating foreign exchange rates. For more information, please read Part I, Item 1A “Risk Factors—Our exposure to risks associated with foreign currency and interest rate fluctuations, as well as any hedging arrangements we may enter into to mitigate those risks, could have an adverse effect on our financial condition and results of operations.”

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS
ENVIVA INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Enviva Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Enviva Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, changes in (deficit) equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated October 3, 2024 expressed an adverse opinion thereon.
The Company's Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Court and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

Accounting for Wood Pellet Off-Take Contracts
Description of the Matter
As discussed in Note 4 and 5 to the consolidated financial statements, the Company primarily earns revenue through long-term take-or-pay off-take contracts which include a defined volume of wood pellets that the customer is required to purchase on an annual basis as well as through shorter-term off-take contracts, which may only include one shipment. Additionally, the Company enters into contracts or contract amendments whereby the Company may, among others, (1) purchase wood pellets from third-party suppliers and resell them in back-to-back transactions, (2) purchase wood pellets from customers with whom the Company also has long-term take-or-pay off-take contracts or (3) modify the timing of delivery, specifications and/or price of pellets to be delivered under its off-take contracts. Upon entering into a contract or amendment, the Company performs an analysis to determine whether the contract (1) represents a contract modification of an existing customer contract that may change the timing and pattern of revenue recognition under a previous off-take contract (2) includes a repurchase obligation that would result in the recognition of a repurchase liability, or (3) represents an exchange of product in the ordinary course of business to facilitate a sale to a customer that is recognized at the carrying value of the pellets transferred.

Auditing the Company’s determination of the appropriate accounting for these contracts and amendments involved complex auditor judgement to assess the business purpose of the contracts or amendments in order to evaluate the appropriate applicable accounting. For example, auditing management’s determination of whether contracts were negotiated as a package with a single commercial objective or were entered into to facilitate the sale of wood pellets to customers other than parties to the exchange, required judgement.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s off-take contract accounting analysis, including controls over the evaluation of new and amended off-take contracts. Our audit procedures included, among others, evaluating the Company’s assessment of the accounting for its off-take contracts, inspecting contracts entered into or amended during the period, and evaluating the Company’s interpretation of certain contact provisions. For example, we reviewed the Company’s contract analysis and relevant accounting conclusions for a sample of new and amended contracts entered into during the period. We also inquired of non-accounting personnel at the Company responsible for negotiating the contracts in order to understand the nature of the explicit and implicit promised goods and services and the business purpose of the contracts and/or amendments. Furthermore, we validated the completeness and existence of agreements with a sample of customers through obtaining confirmations directly from the Company’s customers.

Recoverability Assessment for Customer Assets
Description of the Matter
As discussed in Note 5 to the consolidated financial statements the Company has recognized customer assets of $100.3 million related to payments made, or payable, to certain customers to modify the terms of long-term take-or-pay off-take contracts to cancel, reschedule and/or re-price volumes. The Company amortizes these customer assets as a reduction to transaction price as control of the related pellets under the contract are transferred to the customer. The Company tests these assets for recoverability by comparing the amount of consideration expected to be received in the future from the modified take-or-pay off-take contracts to the estimated future costs that relate directly to providing the remaining volume of pellets under the contracts.

Auditing the Company’s assessment of the recoverability of the customer assets involved a high degree of subjective auditor judgment due to the estimation uncertainty in determining the expected future cost of producing and delivering the remaining pellets under the respective long-term take-or-pay contracts. Significant assumptions used in the Company’s recoverability test included estimates of supply sources, wood pellet production costs, manufacturing throughput volumes and overhead costs. Auditing these assets was especially challenging due to the material weakness identified by the Company over the evaluation of the recoverability of customer assets. This material weakness required an increased extent of audit effort to test the reasonableness of the assumptions used in the recoverability assessment.

How We Addressed the Matter in Our Audit
To test the customer asset recoverability assessment, we performed audit procedures that included, among others, assessing the methodologies and testing the significant assumptions, including the estimates of supply sources, wood pellet production costs, manufacturing throughput volumes, and overhead costs, used by the Company in its analysis. We compared the significant assumptions used by management to current and historical wood pellet production costs, manufacturing throughput volumes, sources of supply, and overhead costs. We also performed sensitivity analyses to determine if changes in the significant assumptions would impact management’s conclusions on the recoverability of the customer assets. Because of the material weakness, we performed incremental audit procedures, for instance, by performing additional sensitivity analyses and increasing the number of assets subject to audit procedures.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2019.
Tysons, Virginia
October 3, 2024

ENVIVA INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2023 and 2022
(In thousands, except par value and number of shares)

	2023	2022
Assets
Current assets:
Cash and cash equivalents	$177,119	$3,417
Restricted cash	127,107	—
Accounts receivable, net	214,907	169,847
Other accounts receivable	11,029	8,950
Inventories, net	69,763	158,884
Short-term customer assets	18,887	21,546
Prepaid expenses and other current assets	23,317	7,695
Total current assets	642,129	370,339
Property, plant, and equipment, net	1,674,987	1,584,875
Operating lease right-of-use assets	96,735	102,623
Goodwill	—	103,928
Long-term restricted cash	—	247,660
Long-term customer assets	81,404	118,496
Other long-term assets	35,554	23,519
Total assets	$2,530,809	$2,551,440
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$24,343	$37,456
Accrued and other current liabilities	174,929	146,497
Customer liabilities	365,290	75,230
Current portion of interest payable	44,488	32,754
Current portion of long-term debt and finance lease obligations	1,806,585	20,993
Deferred revenue	10,455	32,840
Financial liability pursuant to repurchase accounting	—	111,913
Total current liabilities	2,426,090	457,683
Long-term debt and finance lease obligations	16,300	1,571,766
Long-term operating lease liabilities	109,226	115,294
Deferred tax liabilities, net	2,033	2,107
Long-term deferred revenue	87,805	41,728
Other long-term liabilities	49,853	76,106
Total liabilities	2,691,307	2,264,684
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, $0.001 par value, 100,000,000 shares authorized, none issued and outstanding at December 31, 2023 and 2022	—	—
Common stock, $0.001 par value, 600,000,000 shares authorized, 74,553,585 and 66,966,092 issued and outstanding at December 31, 2023 and 2022, respectively	74	67
Additional paid-in capital	741,133	502,554
Accumulated deficit	(854,301)	(168,307)
Accumulated other comprehensive income	167	197
Total Enviva Inc.’s (deficit) equity	(112,927)	334,511
Noncontrolling interests	(47,571)	(47,755)
Total shareholders’ (deficit) equity	(160,498)	286,756
Total liabilities and shareholders' equity	$2,530,809	$2,551,440
See accompanying notes to consolidated financial statements.

ENVIVA INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2023, 2022 and 2021
(In thousands, except per share or per unit amounts)

	2023	2022	2021
Net revenue	$1,177,853	$1,094,276	1,041,678
Operating costs and expenses:
Cost of goods sold, excluding items below	1,218,111	927,453	861,703
Goodwill impairment	103,928	—	—
Impairment of assets	66,150	—	—
Loss on disposal of assets	15,067	8,607	10,153
Selling, general, administrative, and development expenses	117,179	119,713	175,108
Restructuring inclusive of related severance expenses	19,842	—	—
Executive separation	—	20,813	—
Depreciation and amortization	145,446	113,177	91,966
Total operating costs and expenses	1,685,723	1,189,763	1,138,930
Loss from operations	(507,870)	(95,487)	(97,252)
Other (expense) income:
Interest expense	(102,677)	(62,013)	(56,497)
Interest expense on repurchase accounting	(79,310)	(9,572)	—
Total interest expense	(181,987)	(71,585)	(56,497)
Early retirement of debt obligation	—	—	(9,377)
Other income, net	4,005	1,198	880
Total other expense, net	(177,982)	(70,387)	(64,994)
Net loss before income taxes	(685,852)	(165,874)	(162,246)
Income tax (benefit) expense	(42)	2,494	(16,975)
Net loss	(685,810)	(168,368)	(145,271)
Less net (income) loss attributable to noncontrolling interests	(184)	61	23,202
Net loss attributable to Enviva Inc.	$(685,994)	$(168,307)	$(122,069)
Net loss per Enviva Inc. common share or unit:(1)
Basic and diluted	$(9.64)	$(2.59)	$(4.76)
Weighted-average number of common shares or units outstanding:
Basic and diluted	71,236	66,312	25,632
(1) Effective December 31, 2021, common units were converted into common shares due to the conversion from a partnership to a corporation.
See accompanying notes to consolidated financial statements.

ENVIVA INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
Years ended December 31, 2023, 2022 and 2021
(In thousands)

	2023	2022	2021
Net loss	$(685,810)	$(168,368)	$(145,271)
Other comprehensive (loss) income, net of tax of $0:
Currency translation adjustment	(30)	(102)	37
Total other comprehensive (loss) income	(30)	(102)	37
Total comprehensive loss	(685,840)	(168,470)	(145,234)
Less comprehensive (loss) income attributable to noncontrolling interests	(184)	61	23,202
Comprehensive loss attributable to Enviva Inc.	$(686,024)	$(168,409)	$(122,032)
See accompanying notes to consolidated financial statements.

ENVIVA INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2023 and 2022
(In thousands)

	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Equity (Deficit) Attributable to Enviva Inc.	Noncontrolling Interests	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Shareholders' equity, December 31, 2021	61,138	$61	$317,998	$—	$299	$318,358	$(47,694)	$270,664
Dividends declared	—	—	(244,857)	—	—	(244,857)	—	(244,857)
Issuance of common shares, net	4,945	5	332,720	—	—	332,725	—	332,725
Common shares issued in lieu of dividends	496	—	33,187	—	—	33,187	—	33,187
Payments for withholding tax and number of shares issued associated with Long-Term Incentive Plan vesting	387	1	(16,908)	—	—	(16,907)	—	(16,907)
Non-cash equity-based compensation and other costs	—	—	56,575	—	—	56,575	—	56,575
Support Payments	—	—	23,839	—	—	23,839	—	23,839
Other comprehensive loss	—	—	—	—	(102)	(102)	—	(102)
Net loss	—	—	—	(168,307)	—	(168,307)	(61)	(168,368)
Shareholders' equity, December 31, 2022	66,966	$67	$502,554	$(168,307)	$197	$334,511	$(47,755)	$286,756
Dividends declared	—	—	(60,885)	—	—	(60,885)	—	(60,885)
Dividend equivalent rights on performance-based restricted stock units forfeited and not expected to be paid	—	—	2,545	—	—	2,545	—	2,545
Common shares issued in lieu of dividends	188	—	8,698	—	—	8,698	—	8,698
Issuance of Series A Preferred Stock and subsequent conversion to common shares	6,605	6	247,894	—	—	247,900	—	247,900
Payments for withholding tax and number of shares issued associated with Long-Term Incentive Plan vesting	795	1	(15,860)	—	—	(15,859)	—	(15,859)
Non-cash equity-based compensation and other costs	—	—	46,366	—	—	46,366	—	46,366
Support Payments	—	—	9,821	—	—	9,821	—	9,821
Other comprehensive loss	—	—	—	—	(30)	(30)	—	(30)
Net loss	—	—	—	(685,994)	—	(685,994)	184	(685,810)
Shareholders' equity, December 31, 2023	74,554	$74	$741,133	$(854,301)	$167	$(112,927)	$(47,571)	$(160,498)
See accompanying notes to consolidated financial statements.

ENVIVA INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity (Continued)
Year ended December 31, 2021
(In thousands)

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

ENVIVA INC. AND SUBSIDIARIES
Consolidated Statement of Cash Flows
Years ended December 31, 2023, 2022 and 2021
(In thousands)

	2023	2022	2021
Cash flows from operating activities:
Net loss	$(685,810)	$(168,368)	$(145,271)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	166,112	113,177	92,919
Goodwill impairment	103,928	—	—
Impairment of assets	92,701	—	—
Interest expense pursuant to repurchase accounting	79,310	9,572	—
Amortization of debt issuance costs, debt premium, and original issue discounts	2,599	2,505	764
Early retirement of debt obligation	—	—	9,377
Loss on disposal of assets	15,403	8,607	10,153
Deferred taxes	(231)	2,074	(21,629)
Non-cash equity-based compensation and other expense	44,431	54,148	55,924
Fair value changes in derivatives	6,279	3,935	1,829
Unrealized loss (gain) on foreign currency transactions, net	928	(234)	22
Change in operating assets and liabilities:
Accounts and other receivables	(40,347)	(63,343)	24,088
Prepaid expenses and other current and long-term assets	(24,931)	(25,534)	1,723
Inventories	(17,768)	3,909	(15,398)
Finished goods subject to repurchase accounting	95,353	(95,353)	—
Derivatives	1,391	(3,983)	(5,792)
Accounts payable, accrued liabilities, and other current liabilities	16,226	(21,896)	50,797
Customer liabilities	64,991	101,629	—
Related-party payables	—	—	(440)
Deferred revenue	23,693	—	(4,324)
Accrued interest	11,734	7,694	(11,241)
Other long-term liabilities	(21,788)	(17,306)	(10,111)
Net cash (used in) provided by operating activities	(65,796)	(88,767)	33,390
Cash flows from investing activities:
Purchases of property, plant, and equipment	(301,300)	(217,847)	(332,322)
Payment for acquisition of a business	—	(5,000)	—
Net cash used in investing activities	(301,300)	(222,847)	(332,322)
Cash flows from financing activities:
Principal proceeds from Senior Secured Credit Facility	1,244,546	780,000	1,025,000
Principal payments on Senior Secured Credit Facility	(1,112,000)	(810,000)	(679,000)
Principal payments on Green Term Loan	—	—	(325,000)
Proceeds from debt issuance	102,900	377,319	321,750
Support Payments received	9,821	23,839	15,446
Proceeds from sale of finished goods subject to repurchase accounting	37,194	102,341	—
Payments for the purchase of finished goods subject to repurchase accounting	(8,939)	—	—
Proceeds from capital contribution of New Market Tax Credit financing	—	12,763	—
Principal payments on other long-term debt and finance lease obligations	(25,528)	(39,915)	(13,188)
Cash paid related to debt issuance costs and deferred offering costs	(1,780)	(6,931)	(9,401)
Proceeds from issuance of Enviva Inc. common shares, net	—	332,725	214,501
Proceeds from issuance of Series A Preferred Stock, net, which was converted into common stock	247,900	—	—
Payments for acquisition of noncontrolling interests	—	—	(153,348)
Principal payments on related-party note payable	—	—	(20,000)
Cash dividends or distributions and equivalent rights	(57,104)	(211,061)	(116,006)
Payments for withholding tax associated with Long-Term Incentive Plan vesting	(16,765)	(16,907)	(10,979)
Net cash provided by financing activities	420,245	544,173	249,775
Net increase (decrease) in cash, cash equivalents, and restricted cash	53,149	232,559	(49,157)
Cash, cash equivalents, and restricted cash, beginning of period	251,077	18,518	67,675
Cash, cash equivalents, and restricted cash, end of period	$304,226	$251,077	$18,518
See accompanying notes to consolidated financial statements.

ENVIVA INC. AND SUBSIDIARIES
Consolidated Statement of Cash Flows (Continued)
Years ended December 31, 2023, 2022 and 2021
(In thousands)

	2023	2022	2021
Non-cash investing and financing activities:
Property, plant, and equipment acquired included in accounts payable and accrued liabilities	$19,678	$(4,303)	$20,105
Supplemental information:
Interest paid, net of capitalized interest	$78,978	$50,910	$14,884
See accompanying notes to consolidated financial statements.

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
Enviva Inc. supplies utility-grade wood pellets primarily to major power generators under long-term, take-or-pay off-take contracts. We procure wood fiber and process it into utility-grade wood pellets and load the finished wood pellets into railcars, trucks, and barges for transportation to deep-water marine terminals, where they are received, stored, and ultimately loaded onto oceangoing vessels for delivery to our customers principally in Japan, the United Kingdom (the “U.K.”), and the European Union (the “EU”).
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
Reclassification
Prior year amounts have been reclassified from product sales and other revenue to net revenue to conform to current year presentation on the consolidated statements of operations. Certain prior year amounts have been reclassified from interest expense to interest expense on repurchase accounting to conform to current period presentation on the consolidated statements of operations. Certain prior amounts have been reclassified between accounts payable, accrued liabilities and other current liabilities and other long-term liabilities to customer liabilities to conform to current period presentation on the consolidated statements of cash flows. These reclassifications had no effect on our consolidated operating results, financial condition, or cash flows.
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
Bankruptcy Filing
As discussed further in Note 2, Subsequent Event—Bankruptcy Filing, on March 12, 2024 (the “Petition Date”), the Company and certain subsidiaries of the Company (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of Virginia (“Bankruptcy Court”). On March 14, 2024, the Bankruptcy Court granted motions filed by the Company seeking joint administration of the Chapter 11 Cases under the caption In re: Enviva Inc., et al., Case No. 24-10453 (the “Chapter 11 Cases”). The Company is continuing to operate in the ordinary course throughout Chapter 11 Cases as “debtors-in-possession.” See Note 13, Short-Term Borrowings, Long-Term Debt and Finance Lease Obligations—Subsequent Event - DIP Facility for a discussion of debtor-in-possession financing.
Going Concern
Under Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company is required each reporting period, to evaluate whether there is substantial doubt regarding its ability to continue as a going concern. The accompanying consolidated financial statements are prepared in accordance with GAAP applicable to a going concern. This presentation contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described below.
In its going concern evaluation, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within 12 months of the filing of this Annual Report on Form 10-K and considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, and the Company’s conditional and unconditional obligations before such date.
The Company’s ability to continue as a going concern is contingent upon its ability to comply with the financial and other covenants contained in the debtor-in-possession financing (the “DIP Financing”) discussed in Note 13, Short-Term Borrowings, Long-Term Debt and Finance Lease Obligations—Subsequent Event - DIP Facility, the development of, and the Bankruptcy Court’s approval of, a Chapter 11 plan of reorganization (as described below) and its ability to successfully implement a restructuring plan and obtain new financing, among other factors. The Company has significant indebtedness - substantially all of which is in default as further described below. The Company’s level of indebtedness has adversely impacted and continues to adversely impact its financial condition. The Company’s financial condition including its level of indebtedness, loss from operations, cash outflows from operations and excess of current liabilities over current assets, the defaults under its debt agreements and the risk and uncertainties surrounding its Chapter 11 Cases, raise substantial doubt as to the Company’s ability to continue as a going concern.
As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. The filing of the Chapter 11 Petitions constituted an event of default with respect to certain of our existing debt obligations. While operating as debtors-in-possession under Chapter 11, the Company may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Financing and applicable orders of the Bankruptcy Court and the RSA), for amounts other than those reflected in the accompanying consolidated financial statements. Further, any Chapter 11 plan, to the extent confirmed by the Bankruptcy Court, could materially impact the amounts and classifications of assets and liabilities reported in our consolidated financial statements.
The Company plans to emerge from its Chapter 11 Cases after it obtains approval from the Bankruptcy Court for the Plan or a Chapter 11 plan of reorganization which is outside of management’s control. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Bankruptcy Filing. Refer to Note 2, Subsequent Event—Bankruptcy Filing for additional information.

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
(2) Subsequent Event—Bankruptcy Filing
Chapter 11 Filings
On the Petition Date, the Debtors filed voluntary petitions for reorganization under the Bankruptcy Code in Bankruptcy Court. The Company also filed motions with the Bankruptcy Court seeking joint administration of the Chapter 11 Cases. The Company is continuing to operate in the ordinary course throughout the Chapter 11 Cases as “debtors in possession.” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
The filing of the Bankruptcy Petitions described above constitutes an event of default and acceleration under each of the following debt instruments (the “Debt Instruments”): our 2026 Notes, Senior Secured Credit Facility, New Markets Tax Credit Loans, Epes Tax-Exempt Green Bonds and Bond Tax-Exempt Green Bonds.
The Debt Instruments provide that as a result of the Bankruptcy Petitions, the principal and interest due thereunder shall be immediately due and payable. However, any efforts to enforce such payment obligations under the Debt Instruments has been automatically stayed as a result of the Bankruptcy Petitions, and the creditors’ rights of enforcement in respect of the Debt Instruments is subject to the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
Restructuring Support Agreements
On the Petition Date, the Company entered into a Restructuring Support Agreement (including any schedules and exhibits attached thereto, the “RSA”). Under the terms of the RSA, the Restructuring Support Parties have agreed to support the Proposed Plan to be proposed in accordance with the terms set forth in the RSA. The Restructuring Support Parties and the Company RSA Parties have entered into certain amendments to the RSA, including to extend certain milestones and deadlines thereunder.
The Company RSA Parties also entered into a Restructuring Support Agreement (including any schedules and exhibits attached thereto, the “Bond MS RSA”) with certain Bond Bondholders comprising a majority of Bond Green Bonds outstanding and the Bond Green Bonds Trustee (as defined in the Bond MS RSA). Under the Bond MS RSA, the Company agreed, among other obligations described in the term sheet attached as Exhibit A thereto (the “Bond MS Term Sheet”), to promptly seek Bankruptcy Court approval of a settlement with the Bond Bondholders party thereto and the Bond Green Bonds Trustee, whereby the Company RSA Parties will consent to the partial redemption of the Bond Green Bonds via the release of certain funds currently held by the Bond Green Bonds Trustee (the “Construction Funds”). In exchange, the Bond Green Bondholders and the Bond Green Bonds Trustee both agree, among other obligations described in the Bond MS Term Sheet, and subject to any rights granted by the Bond MS RSA, to support the Proposed Plan. On May 8, 2024, the Bankruptcy Court entered an order approving the settlement in the Bond MS Term Sheet (the “Bond MS Settlement Order”). Pursuant to the Bond MS Settlement Order, the Bond Green Bonds Trustee transferred the Construction Funds to the Settlement Fund (as defined in the Bond MS RSA) for further distribution by the Bond Green Bonds Trustee to the Bond Bondholders.
Financing During the Chapter 11 Cases
On March 15, 2024, the Debtors entered into a Debtor-in-Possession Credit and Note Purchase Agreement (the “DIP Credit Agreement”) by and among the Company, as borrower, and the other Debtors, as guarantors, the various lenders from time to time party thereto (the “Lenders”), and Acquiom Agency Services LLC (“Acquiom”) and Seaport Loan Products LLC, as co-administrative agents, and Acquiom, as collateral agent providing for a debtor-in-possession term loan and notes facility (the “DIP Financing”) in an amount not to exceed $500.0 million. On May 3, 2024, the Bankruptcy Court entered a final order approving the full amount of the DIP Financing and the Syndication (the “Final DIP Order”). As authorized by the Final DIP Order, participants in the Syndication became Lenders under the DIP Credit Agreement as of May 6, 2024. An appeal from the Final DIP Order seeking to strike the Syndication was filed by the Official Committee of Unsecured Creditors and remains pending in the U.S. District Court for the Eastern District of Virginia.
See Note 13, Short-Term Borrowings, Long-Term Debt and Finance Lease Obligations—DIP Facility for additional discussion of the DIP Facility. The proceeds of the loans and notes under the DIP Credit Agreement are designated to pay the Debtors’ operating expenses, help fund the completion of the wood pellet production plant to be located near Epes, Alabama (“Epes plant”), and pay other fees, expenses, and other expenditures of the Debtors set forth in rolling budgets prepared in connection with the Chapter 11 Cases, which are subject to approval by the DIP Creditors. The Lenders and the Company together have entered into several technical amendments to the DIP Credit Agreement, either to clarify defined terms or extend deadlines related to reporting by the Company.

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
Stock Procedures
On March 13, 2024, the Debtors filed a motion (“NOL Motion”) seeking entry of an interim and final order establishing certain procedures and restrictions with respect to the direct or indirect purchase, disposition, or other transfer of the Common Stock (and declarations of worthlessness with respect to such Common Stock) (such procedures, “Stock Procedures”), and seeking related relief, in order to preserve and protect the potential value of the Debtors’ net operating losses (“NOLs”) and certain other tax attributes of the Debtors (together with the NOLs, “Tax Attributes”). On March 14, 2024, the Bankruptcy Court entered an order granting the NOL Motion and approving the Stock Procedures on an interim basis. On April 12, 2024, the Bankruptcy Court entered an order granting the NOL Motion and approving the Stock Procedures on a final basis.
Chapter 11 Plan and Equity Rights Offering
On August 30, 2024, the Debtors filed a proposed Joint Chapter 11 Plan of Reorganization of Enviva Inc. and its Debtor Affiliates (the “Proposed Plan”) and a related proposed form of Disclosure Statement (the “Proposed Disclosure Statement”) with the Bankruptcy Court. Capitalized terms used but not otherwise defined in this section have the meanings set forth in the Proposed Plan. The Proposed Plan and the related Proposed Disclosure Statement describe, among other things, the Proposed Plan; the restructuring of the Debtors set forth therein; the events leading to the Chapter 11 Cases; and certain events that have occurred or are anticipated to occur during the Chapter 11 Cases, including the anticipated solicitation of votes to approve the Proposed Plan from certain of the Debtors’ creditors and existing equity holders, as well as the risks related to, among other things, the Chapter 11 Cases. Proposed Plan provides for, among other things:
•The sale of our interests following a reorganization (the “Reorganized Enviva Inc. Interests”) pursuant to a rights offering (the “Equity Rights Offering”) to raise proceeds in an aggregate amount equal to (i) $250 million plus (ii) the principal amount of any DIP Tranche A Loans under the DIP Facility to the extent the Holders of such Loans do not elect to participate in the DIP Tranche A Equity Participation, which Rights Offering is expected to be fully backstopped;
•Entry into a $1 billion first lien senior secured exit facility, which certain commitment parties are expected to backstop; provided that the Company may seek proposals for alternative debt financing for all or part of the Company’s debt capital structure in consultation with an ad hoc group of the Company’s previous creditors;
•The DIP Tranche A Equity Participation, subject to certain conditions in the DIP Credit Agreement;
•Repayment of the DIP Tranche A Loans (to the extent the Holders of which do not elect to participate in the DIP Tranche A Equity Participation) and the DIP Tranche B Loans under the DIP Facility in cash;
•Repayment of our senior secured credit facility in cash;
•Distribution of Reorganized Enviva Inc. Interests and rights to participate in the Equity Rights Offering to holders of certain unsecured claims;
•Distribution of cash in an aggregate amount equal to either $18 million or $13 million, depending on whether certain conditions are met, to holders of certain unsecured claims;
•Subject to certain conditions outside of the Company’s control, including classes of certain unsecured claims voting to accept the Proposed Plan, distribution to each holder of an Existing Equity Interest of its pro rata share of either (i) cash in an amount equal to $1 million or (ii) the Reorganized Enviva Inc. Interests Existing Equity Interests Equity Pool and the New Warrants, and with respect to (ii), solely to the extent a holder of an Existing Equity Interest affirmatively elects to receive such treatment in lieu of cash on a timely and properly submitted ballot and the value of the Reorganized Enviva Inc. Interests Existing Equity Interests Equity Pool and the New Warrants is greater than 0% following dilution by the transactions contemplated by the Proposed Plan; and
•An overbid process, consistent with the terms of the Final DIP Order and certain overbid procedures, to solicit bids for a value-maximizing alternative transaction.
In addition, the Company filed motions (i) for entry of an order approving the adequacy of the Proposed Disclosure Statement, approving the solicitation of votes in favor of the Plan, and establishing procedures from the proposed Equity Rights Offering, described in the Proposed Plan and the Proposed Disclosure Statement and (ii) for entry of an order authorizing the Company entry into a backstop agreement related to the proposed equity rights offering (the “Disclosure Statement Motions”).

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
Backstop Agreement
On August 30, 2024, the Debtors entered into a Backstop Commitment Agreement (as amended, the “Backstop Agreement”) with certain Equity Commitment Parties pursuant to which each of the Equity Commitment Parties has agreed to backstop, severally and not jointly and subject to the terms and conditions in the Backstop Agreement, the Equity Rights Offering. The Debtors’ obligations under the Backstop Agreement, including the payment of certain premiums set forth therein, remain subject to approval by the Bankruptcy Court.
Exit Facilities Commitment Letter
On August 30, 2024, the Debtors entered into a commitment letter (as amended, the “Commitment Letter”) with the certain commitment parties pursuant to which the commitment parties have committed to provide to the Debtors a first lien senior secured facility in an aggregate principal amount of $1 billion upon emergence from Chapter 11 Cases. The Debtors’ obligations under the Commitment Letter, including the payment of certain premiums set forth therein, remain subject to approval by the Bankruptcy Court.
(3) Restatement of Previously Issued Financial Statements (Unaudited)
In connection with the preparation of the consolidated financial statements for the year ended December 31, 2023, the Company re-evaluated its accounting for amounts recoverable from customers for certain shipping and handling costs that were incurred at the discharge port as an offset to cost of goods sold and determined that adjustments are required to previously issued financial statements for the interim periods ended March 31, June 30, and September 30, 2023. We have elected to treat shipping and handling costs as fulfillment activities. Under this policy, we determined all such costs billable to customers should be recognized as product sales revenue and all such costs incurred by us to fulfill our responsibility to deliver product to our customers should be recognized in cost of goods sold. Previously, amounts billed to our customers for reimbursable shipping costs were recognized as an offset to cost of goods sold in error. There is no impact to the loss from operations or to net loss and consolidated balance sheets for each affected periods due to the changes recognized in the presentation of the shipping and handling costs billed to customers. The Company determined the impact of this error to prior annual periods and interim periods within, were immaterial. Due to changes in our customer mix, the presentation error had a larger impact to the 2023 interim periods which are being restated herein.
In addition, the Company included other corrections for misstatements in our previously issued 2023 interim financial statements that were primarily related to disposals of, and depreciation on property, plant and equipment and misstatements related to our accounting for repurchase transactions. Accordingly, the Company has restated its unaudited quarterly financial statements as of and for the quarters and year-to-date periods ended March 31, June 30, and September 30, 2023.
The following tables reflect the impact of the restatements to the specific line items presented in our previously issued financial statements as of and for the quarters and year-to-date periods ended March 31, June 30, and September 30, 2023. Amounts presented in the tables as “Adjustments” represent the impact of the adjustments related to the shipping and handling cost adjustment as discussed above and “Other Adjustments” represents the combined impact of other corrections for misstatements to any period presented, as discussed above, including any related tax effects.
A summary of quarterly information is as follows:

For the Year Ended December 31, 2023	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	As Restated	As Restated	As Restated
Net revenue	$275,069	$308,552	$340,826	$253,406	$1,177,853
Loss from operations	(52,431)	(28,310)	(39,239)	(387,890)	(507,870)
Net loss attributable to Enviva Inc.	(109,990)	(64,205)	(84,211)	(427,588)	(685,994)
Basic and diluted net loss per Enviva Inc. common share	$(1.65)	$(0.94)	$(1.13)	$(5.74)	$(9.64)

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
Consolidated Balance Sheets

	As of March 30, 2023			As of June 30, 2023			As of September 30, 2023
	As Reported	Other Adjustments	As Restated	As Reported	Other Adjustments	As Restated	As Reported	Other Adjustments	As Restated
Assets
Current assets:
Accounts receivable	$128,737	$(243)	$128,494	$146,434	$(488)	$145,946	$200,199	$(870)	$199,329
Other accounts receivable	14,255	(1,582)	12,673	16,267	(1,125)	15,142	12,574	(1,152)	11,422
Inventories	185,746	1,067	186,813	198,546	877	199,423	192,361	730	193,091
Prepaid expenses and other current assets	8,499	(789)	7,710	11,541	(990)	10,551	12,369	(1,084)	11,285
Total current assets	366,499	(1,547)	364,952	402,374	(1,726)	400,648	758,447	(2,376)	756,071
Property, plant, and equipment, net	1,598,543	(4,889)	1,593,654	1,641,753	(9,739)	1,632,014	1,663,386	(1,754)	1,661,632
Operating lease right-of-use assets	100,764	(59)	100,705	98,463	—	98,463	96,079	—	96,079
Other long-term assets	41,242	1,216	42,458	41,203	3,444	44,647	40,236	2,893	43,129
Total assets	$2,544,731	$(5,279)	$2,539,452	$2,552,840	$(8,021)	$2,544,819	$2,893,581	$(1,237)	$2,892,344
Liabilities and Shareholders’ Equity
Current liabilities:
Accrued and other current liabilities	$133,395	$2,550	$135,945	$143,949	$(1,272)	$142,677	$155,606	$6,624	$162,230
Customer liabilities	36,828	—	36,828	33,903	—	33,903	32,478	2,813	35,291
Current portion of long-term debt and finance lease obligations	15,313	326	15,639	16,130	—	16,130	16,336	60	16,396
Financial liability pursuant to repurchase accounting	180,954	(5,510)	175,444	194,350	—	194,350	212,119	—	212,119
Total current liabilities	457,016	(2,634)	454,382	511,341	(1,272)	510,069	535,753	9,497	545,250
Long-term debt and finance lease obligations	1,393,076	718	1,393,794	1,392,321	(337)	1,391,984	1,806,091	(517)	1,805,574
Long-term operating lease liabilities	113,159	(12)	113,147	110,856	1,137	111,993	108,301	1,137	109,438
Other long-term liabilities	72,177	(8,166)	64,011	67,821	(9,367)	58,454	64,050	(10,885)	53,165
Total liabilities	2,167,221	(10,094)	2,157,127	2,214,486	(9,839)	2,204,647	2,631,263	(768)	2,630,495
Shareholders’ Equity:
Additional paid-in capital	461,576	(2,094)	459,482	726,786	3,270	730,056	735,882	(1)	735,881
Accumulated deficit	(285,206)	6,909	(278,297)	(341,050)	(1,452)	(342,502)	(426,245)	(468)	(426,713)
Total Enviva Inc.’s shareholders’ equity	176,636	4,815	181,451	386,001	1,818	387,819	309,930	(469)	309,461
Total shareholders’ equity	128,921	4,815	133,736	338,354	1,818	340,172	262,318	(469)	261,849
Total liabilities and shareholders’ equity	$2,544,731	$(5,279)	$2,539,452	$2,552,840	$(8,021)	$2,544,819	$2,893,581	$(1,237)	$2,892,344

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
Quarterly Consolidated Statements of Operations

	Three Months Ended March 31, 2023				Three Months Ended June 30, 2023				Three Months Ended September 30, 2023
	As Reported	Adjustments	Other Adjustments	As Restated	As Reported	Adjustments	Other Adjustments	As Restated	As Reported	Adjustments	Other Adjustments	As Restated
Net revenue	$269,082	$6,034	$(47)	$275,069	$301,905	$6,652	$(5)	$308,552	$320,637	$20,454	$(265)	$340,826
Operating costs and expenses:
Cost of goods sold, excluding items below	253,215	6,034	3,594	262,843	260,143	6,652	(465)	266,330	268,221	20,454	(367)	288,308
Impairment of assets	—	—	—	—	—	—	—	—	21,220	—	459	21,679
Loss on disposal of assets	3,629	—	(1,618)	2,011	3,177	—	(1,147)	2,030	4,384	—	(2,572)	1,812
Selling, general, administrative, and development expenses	30,954	—	(1,062)	29,892	21,987	—	1,060	23,047	27,582	—	(109)	27,473
Depreciation and amortization	34,674	—	(1,920)	32,754	29,965	—	1,905	31,870	36,405	—	(1,869)	34,536
Total operating costs and expenses	322,472	6,034	(1,006)	327,500	328,857	6,652	1,353	336,862	364,069	20,454	(4,458)	380,065
Loss from operations	(53,390)	—	959	(52,431)	(26,952)	—	(1,358)	(28,310)	(43,432)	—	4,193	(39,239)
Other (expense) income:
Interest expense	(23,393)	—	397	(22,996)	(17,272)	—	(1,867)	(19,139)	(21,620)	—	(2,793)	(24,413)
Interest expense on repurchase accounting	(40,373)	—	5,510	(34,863)	(11,558)	—	(5,510)	(17,068)	(22,143)	—	—	(22,143)
Total interest expense	(63,766)	—	5,907	(57,859)	(28,830)	—	(7,377)	(36,207)	(43,763)	—	(2,793)	(46,556)
Other income, net	309	—	43	352	17	—	374	391	2,190	—	(416)	1,774
Total other expense, net	(63,457)	—	5,950	(57,507)	(28,813)	—	(7,003)	(35,816)	(41,573)	—	(3,209)	(44,782)
Net loss before income taxes	(116,847)	—	6,909	(109,938)	(55,765)	—	(8,361)	(64,126)	(85,005)	—	984	(84,021)
Net loss	(116,859)	—	6,909	(109,950)	(55,776)	—	(8,361)	(64,137)	(85,160)	—	984	(84,176)
Net loss attributable to Enviva Inc.	$(116,899)	$—	$6,909	$(109,990)	$(55,844)	$—	$(8,361)	$(64,205)	$(85,195)	$—	$984	$(84,211)
Loss per common share:
Basic and diluted	$(1.75)	$—	$0.10	$(1.65)	$(0.82)	$—	$(0.12)	$(0.94)	$(1.14)	$—	$0.01	$(1.13)
Weighted-average number of shares outstanding:
Basic and diluted	67,363	—	—	67,363	68,490	—	—	68,490	74,447	—	—	74,447

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
Year to Date Consolidated Statements of Operations

	Six Months Ended June 30, 2023				Nine Months Ended September 30, 2023
	As Reported	Adjustments	Other Adjustments	As Restated	As Reported	Adjustments	Other Adjustments	As Restated
Net revenue	$570,987	$12,686	$(52)	$583,621	$891,624	$33,140	$(317)	$924,447
Operating costs and expenses:
Cost of goods sold, excluding items below	513,358	12,686	3,129	529,173	781,579	33,140	2,762	817,481
Impairment of assets	—	—	—	—	21,220	—	459	21,679
Loss on disposal of assets	6,806	—	(2,765)	4,041	11,190	—	(5,337)	5,853
Selling, general, administrative, and development expenses	52,941	—	(2)	52,939	80,523	—	(111)	80,412
Depreciation and amortization	64,639	—	(15)	64,624	101,044	—	(1,884)	99,160
Total operating costs and expenses	651,329	12,686	347	664,362	1,015,398	33,140	(4,111)	1,044,427
Loss from operations	(80,342)	—	(399)	(80,741)	(123,774)	—	3,794	(119,980)
Other (expense) income:
Interest expense	(40,665)	—	(1,470)	(42,135)	(62,285)	—	(4,263)	(66,548)
Interest expense on repurchase accounting	(51,931)	—	—	(51,931)	(74,074)	—	—	(74,074)
Total interest expense	(92,596)	—	(1,470)	(94,066)	(136,359)	—	(4,263)	(140,622)
Other income, net	326	—	417	743	2,516	—	1	2,517
Total other expense, net	(92,270)	—	(1,053)	(93,323)	(133,843)	—	(4,262)	(138,105)
Net loss before income taxes	(172,612)	—	(1,452)	(174,064)	(257,617)	—	(468)	(258,085)
Net loss	(172,635)	—	(1,452)	(174,087)	(257,795)	—	(468)	(258,263)
Net loss attributable to Enviva Inc.	$(172,743)	$—	$(1,452)	$(174,195)	$(257,938)	$—	$(468)	$(258,406)
Loss per common share:
Basic and diluted	$(2.56)	$—	$(0.02)	$(2.58)	$(3.69)	$—	$(0.01)	$(3.70)
Weighted-average number of shares outstanding:
Basic and diluted	67,930	—	—	67,930	70,126	—	—	70,126

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
Quarterly Consolidated Statements of Comprehensive Loss

	Three Months Ended March 31, 2023			Three Months Ended June 30, 2023			Three Months Ended September 30, 2023
	As Reported	Other Adjustments	As Restated	As Reported	Other Adjustments	As Restated	As Reported	Other Adjustments	As Restated
Net loss	$(116,859)	$6,909	$(109,950)	$(55,776)	$(8,361)	$(64,137)	$(85,160)	$984	$(84,176)
Total comprehensive loss	(116,858)	6,909	(109,949)	(55,783)	(8,361)	(64,144)	(85,132)	984	(84,148)
Comprehensive loss attributable to Enviva Inc.	$(116,898)	$6,909	$(109,989)	$(55,851)	$(8,361)	$(64,212)	$(85,167)	$984	$(84,183)
Year to Date Consolidated Statements of Comprehensive Loss

	Six Months Ended June 30, 2023			Nine Months Ended September 30, 2023
	As Reported	Other Adjustments	As Restated	As Reported	Other Adjustments	As Restated
Net loss	$(172,635)	$(1,452)	$(174,087)	$(257,795)	$(468)	$(258,263)
Total comprehensive loss	(172,641)	(1,452)	(174,093)	(257,773)	(468)	(258,241)
Comprehensive loss attributable to Enviva Inc.	$(172,749)	$(1,452)	$(174,201)	$(257,916)	$(468)	$(258,384)

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
Consolidated Statements of Changes in Shareholders’ Equity

	Three Months Ended March 31, 2023
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Equity Attributable to Enviva Inc.	Noncontrolling Interests	Total Shareholders’ Equity
	Shares (in thousands)	Amount
As Reported
Shareholders’ equity, December 31, 2022	66,966	$67	$502,554	$(168,307)	$197	$334,511	$(47,755)	$286,756
Dividends declared	—	—	(60,940)	—	—	(60,940)	—	(60,940)
Common shares issued in lieu of dividends	188	—	8,698	—	—	8,698	—	8,698
Payments for withholding tax and number of shares issued associated with Long-Term Incentive Plan vesting	574	1	(15,265)	—	—	(15,264)	—	(15,264)
Non-cash equity-based compensation and other costs	—	—	16,708	—	—	16,708	—	16,708
Support Payments	—	—	9,821	—	—	9,821	—	9,821
Other comprehensive loss	—	—	—	—	1	1	—	1
Net loss	—	—	—	(116,899)	—	(116,899)	40	(116,859)
Shareholders’ equity, March 31, 2023 (As Reported)	67,728	$68	$461,576	$(285,206)	$198	$176,636	$(47,715)	$128,921

Other Adjustments
Net loss	—	$—	$—	$6,909	$—	$6,909	$—	$6,909
Dividends declared	—	—	54	—	—	54	—	54
Non-cash equity-based compensation and other costs	—	—	(2,148)	—	—	(2,148)	—	(2,148)
Total Other Adjustments March 31, 2023	—	$—	$(2,094)	$6,909	$—	$4,815	$—	$4,815

As Restated
Shareholders’ equity, December 31, 2022	66,966	$67	$502,554	$(168,307)	$197	$334,511	$(47,755)	$286,756
Dividends declared	—	—	(60,886)	—	—	(60,886)	—	(60,886)
Common shares issued in lieu of dividends	188	—	8,698	—	—	8,698	—	8,698
Payments for withholding tax and number of shares issued associated with Long-Term Incentive Plan vesting	574	1	(15,265)	—	—	(15,264)	—	(15,264)
Non-cash equity-based compensation and other costs	—	—	14,560	—	—	14,560	—	14,560
Support Payments	—	—	9,821	—	—	9,821	—	9,821
Other comprehensive loss	—	—	—	—	1	1	—	1
Net loss	—	—	—	(109,990)	—	(109,990)	40	(109,950)
Shareholders’ equity, March 31, 2023 (As Restated)	67,728	$68	$459,482	$(278,297)	$198	$181,451	$(47,715)	$133,736

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)

	Three Months Ended June 30, 2023
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Equity Attributable to Enviva Inc.	Noncontrolling Interests	Total Shareholders’ Equity
	Shares (in thousands)	Amount
As Reported
Shareholders’ equity, March 31, 2023 (As Reported)	67,728	$68	$461,576	$(285,206)	$198	$176,636	$(47,715)	$128,921
Dividend equivalent rights on performance based restricted stock units forfeited	—	—	342	—	—	342	—	342
Conversion of Series A Preferred Stock to common shares	6,605	6	247,924	—	—	247,930	—	247,930
Payments for withholding tax and number of shares issued associated with Long-Term Incentive Plan vesting	82	—	(370)	—	—	(370)	—	(370)
Non-cash equity-based compensation and other costs	—	—	17,314	—	—	17,314	—	17,314
Other comprehensive loss	—	—	—	—	(7)	(7)	—	(7)
Net loss	—	—	—	(55,844)	—	(55,844)	68	(55,776)
Shareholders’ equity, June 30, 2023 (As Reported)	74,415	$74	$726,786	$(341,050)	$191	$386,001	$(47,647)	$338,354

Other Adjustments
Shareholders equity, March 31, 2023	—	$—	$(2,094)	$6,909	$—	$4,815	$—	$4,815
Net loss	—	—	—	(8,361)	—	(8,361)	—	(8,361)
Dividend equivalent rights on performance based restricted stock units forfeited	—	—	2,278	—	—	2,278	—	2,278
Non-cash equity-based compensation and other costs	—	—	3,086	—	—	3,086	—	3,086
Total Other Adjustments June 30, 2023	—	$—	$3,270	$(1,452)	$—	$1,818	$—	$1,818

As Restated
Shareholders’ equity, March 31, 2023 (As Restated)	67,728	$68	$459,482	$(278,297)	$198	$181,451	$(47,715)	$133,736
Dividend equivalent rights on performance based restricted stock units forfeited	—	—	2,620	—	—	2,620	—	2,620
Conversion of Series A Preferred Stock to common shares	6,605	6	247,924	—	—	247,930	—	247,930
Payments for withholding tax and number of shares issued associated with Long-Term Incentive Plan vesting	82	—	(370)	—	—	(370)	—	(370)
Non-cash equity-based compensation and other costs	—	—	20,400	—	—	20,400	—	20,400
Other comprehensive loss	—	—	—	—	(7)	(7)	—	(7)
Net loss	—	—	—	(64,205)	—	(64,205)	68	(64,137)
Shareholders’ equity, June 30, 2023 (As Restated)	74,415	$74	$730,056	$(342,502)	$191	$387,819	$(47,647)	$340,172

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)

	Three Months Ended September 30, 2023
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Equity Attributable to Enviva Inc.	Noncontrolling Interests	Total Shareholders’ Equity
	Shares (in thousands)	Amount
As Reported
Shareholders’ equity, June 30, 2023 (As Reported)	74,415	$74	$726,786	$(341,050)	$191	$386,001	$(47,647)	$338,354
Dividend equivalent rights on performance-based restricted stock units forfeited	—	—	2,258	—	—	2,258	—	2,258
Conversion of Series A Preferred Stock to common shares	—	—	(24)	—	—	(24)	—	(24)
Payments for withholding tax and number of shares issued associated with Long-Term Incentive Plan vesting	81	—	(417)	—	—	(417)	—	(417)
Non-cash equity-based compensation and other costs	—	—	7,279	—	—	7,279	—	7,279
Other comprehensive loss	—	—	—	—	28	28	—	28
Net loss	—	—	—	(85,195)	—	(85,195)	35	(85,160)
Shareholders’ equity, September 30, 2023 (As Reported)	74,496	$74	$735,882	$(426,245)	$219	$309,930	$(47,612)	$262,318

Other Adjustments
Shareholders’ equity, June 30, 2023	—	$—	$3,270	$(1,452)	$—	$1,818	$—	$1,818
Net loss	—	—	—	984	—	984	—	984
Dividend equivalent rights on performance-based restricted stock units forfeited	—	—	(2,333)	—	—	(2,333)	—	(2,333)
Non-cash equity-based compensation and other costs	—	—	(938)	—	—	(938)	—	(938)
Total Other Adjustments September 30, 2023	—	$—	$(1)	$(468)	$—	$(469)	$—	$(469)

As Restated
Shareholders’ equity, June 30, 2023 (As Restated)	74,415	$74	$730,056	$(342,502)	$191	$387,819	$(47,647)	$340,172
Dividend equivalent rights on performance-based restricted stock units forfeited	—	—	(75)	—	—	(75)	—	(75)
Conversion of Series A Preferred Stock to common shares	—	—	(24)	—	—	(24)	—	(24)
Payments for withholding tax and number of shares issued associated with Long-Term Incentive Plan vesting	81	—	(417)	—	—	(417)	—	(417)
Non-cash equity-based compensation and other costs	—	—	6,341	—	—	6,341	—	6,341
Other comprehensive loss	—	—		—	28	28	—	28
Net loss	—	—	—	(84,211)	—	(84,211)	35	(84,176)
Shareholders’ equity, September 30, 2023 (As Restated)	74,496	$74	$735,881	$(426,713)	$219	$309,461	$(47,612)	$261,849

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
Consolidated Cash Flow Statements

	Three Months Ended March 31, 2023			Six Months Ended June 30, 2023			Nine Months Ended September 30, 2023
	As Reported	Other Adjustments	As Restated	As Reported	Other Adjustments	As Restated	As Reported	Other Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(116,859)	$6,909	$(109,950)	$(172,635)	$(1,452)	$(174,087)	$(257,795)	$(468)	$(258,263)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	34,674	1,633	36,307	64,952	7,297	72,249	102,292	5,429	107,721
Impairment of assets and loss on disposal of assets	3,629	(1,618)	2,011	6,806	(2,765)	4,041	32,626	(4,878)	27,748
Deferred taxes	—	—	—	23	(23)	—	178	(178)	—
Non-cash equity-based compensation and other expense	16,708	(3,415)	13,293	32,136	1,207	33,343	39,759	227	39,986
Unrealized loss on foreign currency transactions, net	113	(36)	77	77	—	77	43	—	43
Change in operating assets and liabilities:
Accounts and other receivables	39,045	2,213	41,258	19,381	1,614	20,995	(31,228)	2,021	(29,207)
Prepaid expenses and other current and long-term assets	14,387	(3,836)	10,551	(1,093)	(9,767)	(10,860)	5,000	(9,120)	(4,120)
Inventories	(15,027)	2,897	(12,130)	(8,164)	2,081	(6,083)	(781)	(738)	(1,519)
Accounts payable, accrued liabilities, and other current liabilities	(42,012)	(8,477)	(50,489)	(25,476)	(8,954)	(34,430)	(21,854)	(1,456)	(23,310)
Other long-term liabilities	(4,818)	(4,738)	(9,556)	(14,134)	4,190	(9,944)	(21,398)	5,976	(15,422)
Net cash provided by (used in) operating activities	31,872	(8,468)	23,404	29,779	(6,572)	23,207	(25,597)	—	(25,597)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(72,194)	1,960	(70,234)	(136,871)	—	(136,871)	(212,529)	—	(212,529)
Net cash used in investing activities	(72,194)	1,960	(70,234)	(136,871)	—	(136,871)	(212,529)	—	(212,529)
Cash flows from financing activities:
Cash paid related to debt issuance costs and deferred offering costs	(1,662)	(70)	(1,732)	(1,769)	—	(1,769)	(1,769)	—	(1,769)
Proceeds from sale of finished goods subject to repurchase accounting, net	14,887	6,572	21,459	23,545	6,572	30,117	30,505	—	30,505
Cash dividends or distributions and equivalent rights	(56,556)	6	(56,550)	(57,020)	—	(57,020)	(57,104)	—	(57,104)
Net cash provided by financing activities	10,619	6,508	17,127	11,637	6,572	18,209	427,726	—	427,726
Net (decrease) increase in cash, cash equivalents, and restricted cash	(29,703)	—	(29,703)	(95,455)	—	(95,455)	189,600	—	189,600
Cash, cash equivalents, and restricted cash, beginning of period	251,077	—	251,077	251,077	—	251,077	251,077	—	251,077
Cash, cash equivalents, and restricted cash, end of period	$221,374	$—	$221,374	$155,622	$—	$155,622	$440,677	$—	$440,677

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
(4) Significant Accounting Policies
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
Other Comprehensive Income (Loss)
Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, and gains and losses that under GAAP are included in comprehensive income (loss) but excluded from net income (loss). Other comprehensive income (loss) consists of net unrealized gains and losses related to foreign currency translation adjustments.
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of short-term, highly liquid investments readily convertible into cash with an original maturity of three months or less. Restricted cash is comprised of cash which use is limited by contractual restrictions; see Note 13, Short-Term Borrowings, Long-Term Debt and Finance Lease Obligations.
Accounts Receivable
Accounts receivable represent amounts billed that are recorded at the invoiced amount and billable under our contracts that are pending finalization of prerequisite billing documentation and do not bear interest. As of December 31, 2023 and 2022, we had $0.8 million and an insignificant amount, respectively, in allowance for credit losses.
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
Revenue Recognition
We earn revenue by supplying wood pellets to customers under off-take contracts, the majority of the commitments under which are long-term in nature. Our off-take contracts are considered “take-or-pay” because they include a firm obligation of the customer to take a fixed quantity of product at a stated price and provisions that require that we be compensated in the case of a

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
customer’s failure to accept all or a part of the contracted volumes or termination of a contract by a customer. Each of our long-term off-take contracts defines the annual volume of wood pellets that a customer is required to purchase, and we are required to sell, the fixed price per MT for product satisfying a base net calorific value and other technical specifications. These prices are generally fixed for the entire term; however, some may be subject to adjustments which may include annual inflation-based adjustments or price escalators, price adjustments for product specifications, as well as, in some instances, price adjustments due to changes in underlying indices. In addition to sales of our product under these long-term off-take contracts, we routinely sell wood pellets under shorter-term contracts, which range in volume and tenor and, in some cases, may include only one specific shipment. Because each of our off-take contracts is a bilaterally negotiated agreement, our revenue over the duration of such contracts does not generally follow observable current market pricing trends. Our performance obligations under these contracts are the delivery of wood pellets, which we aggregate into MT. We account for each MT as a single performance obligation. Our revenue from the sales of wood pellets we produce is recognized as product sales upon satisfaction of our performance obligation when control transfers to the customer at the time of loading wood pellets onto a ship (see Note 5, Revenue—Contract Balances, Customer Assets, and Repurchase Accounting). The amount of wood pellets loaded onto a ship is determined by management with the assistance of a third-party specialist.
Depending on the specific off‑take contract, shipping terms are either Cost, Insurance and Freight (“CIF”), Cost and Freight (“CFR”) or Free on Board (“FOB”). Under a CIF contract, we procure and pay for shipping costs, which include insurance and all other charges, up to the port of destination for the customer. Under a CFR contract, we procure and pay for shipping costs, which include insurance (excluding marine cargo insurance) and all other charges, up to the port of destination for the customer. Shipping under CIF and CFR contracts after control has passed to the customer is considered a fulfillment activity rather than a performance obligation. Any associated expenses that are reimbursable are included in the price to the customer are recognized as revenue. The costs the Company incurs with third parties related to our fulfillment costs are recognized in cost of goods sold. Under FOB contracts, the customer is directly responsible for shipping costs.
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
In instances where we have contracts to exchange wood pellets held for sale in the ordinary course of business for similar wood pellets to be sold in the same line of business to facilitate sales to customers other than the parties to the exchange, we account for these exchanges as non-monetary transactions at the carrying amount of the wood pellets transferred, with no impact to revenue and with no net impact to cost of goods sold once an equal amount of wood pellets have been exchanged. For the sale of the wood pellets received to customers not parties to the exchange, we recognize product sales revenue as described above for off-take contracts. To the extent that these exchanges also include compensation to us for shipping wood pellets, we recognize it as product sales revenue as those wood pellets are loaded and we recognize the shipping costs in cost of goods sold.

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
Cost of Goods Sold
Cost of goods sold includes the cost to produce or procure and deliver wood pellets to customers, shipping-related costs (regardless if reimbursable) associated with specific off-take contracts with CIF and CFR shipping terms and costs associated with purchase and sale transactions. Distribution costs associated with shipping wood pellets to customers are expensed as incurred. The calculation of cost of goods sold is based on estimates used in the valuation of the FIFO inventory and in determining the specific composition of inventory that is sold to each customer.
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
The principal useful lives are as follows:

Asset	Estimated useful life
Land improvements	2 to 40 years
Buildings	2 to 40 years
Machinery and equipment	1 to 40 years
Vehicles	2 to 10 years
Furniture and office equipment	2 to 13 years
Software	2 to 8 years
Leasehold improvements	Shorter of estimated useful life or lease term, generally 10 years
Costs and accumulated depreciation applicable to assets retired or sold are removed from the accounts and any resulting gain or loss is included in the consolidated statements of operations.
A long-lived asset (group), such as property, plant and equipment and amortizable intangible assets, is tested for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset (group) may not be recoverable. There were no such indicators that would require impairment testing to be performed during the years ended December 31, 2022 and 2021. When there are any such indicators (such as during the year ended December 31, 2023), an impairment charge is recognized for a long-lived asset (group) if its carrying amount exceeds its undiscounted cash flows for an amount equal to the extent to which the carrying amount exceeds its fair value (see Note 8, Property, Plant, and Equipment, net).

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
Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Our leases do not contain any material residual value guarantees or restrictive covenants. In addition to fixed lease payments, we have contracts that incur variable lease expense related to usage (e.g., throughput fees, maintenance and repair and machine hours), which are expensed as incurred. Our leases have remaining terms of one month to 38 years, some of which include options to extend the leases by up to multiple five-year extensions. Our leases are generally noncancelable. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term unless there is a transfer of title or purchase option reasonably certain of exercise.
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
Operating leases are included in operating lease ROU assets, accrued and other current liabilities and long-term operating lease liabilities on our consolidated balance sheets. Finance leases are included in property, plant and equipment, the current portion of long-term debt and finance lease obligations and long-term debt and finance lease obligations on our consolidated balance sheets. Changes in ROU assets and operating lease liabilities are included net in change in operating lease liabilities on the consolidated statements of cash flows.
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
During the fourth quarter of 2023, we performed an interim impairment test, which indicated that the carrying value of our sole reporting unit was above its fair value. Consistent with our historical approach for impairment tests, we estimated the fair value of our sole reporting unit using the market approach using the market capitalization of our common stock and an estimated

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
control premium. As a result, we recorded a full, non-cash pretax impairment charge related to goodwill of $103.9 million during the year ended December 31, 2023.
During the fourth quarters of 2022 and 2021, we performed our annual quantitative assessment using the market approach and determined the fair value of the reporting unit exceeded its carrying amount. There were no impairments to the carrying value of our goodwill during the years ended December 31, 2022 and 2021. See Note 11, Goodwill.
Non-Cash Equity-Based Compensation and Other Expense
Our employees, consultants and directors are eligible to receive equity awards and other forms of compensation under the Enviva Inc. Long-Term Incentive Plan (the “LTIP”). Restricted stock units issued in tandem with corresponding dividend equivalent rights (“DERs”) are granted to our employees and independent directors. These equity awards vest subject to the satisfaction of service requirements and the grant fair-value of these equity awards are recognized as non-cash equity-based compensation and other expense on a ratable basis over their vesting period. Once these conditions have been met, common stock in the Company will be delivered to the holder of these equity awards. Forfeitures are recognized as they occur. Modifications to these equity awards resulting in increased or decreased fair value over the pre-modification fair value are recognized as non-cash equity-based compensation and other expense over the remaining vesting period. We also recognize non-cash equity-based compensation and other expense for restricted stock units awarded to independent directors. As of December 31, 2023 and 2022, we have the ability to settle certain of our outstanding restricted stock unit awards under the LTIP in either cash or common stock at our election. As we reasonably expect to be able to deliver common stock at the settlement date, we have classified all of our outstanding restricted stock unit awards as equity on our balance sheets. For the years ended December 31, 2023 and 2022, the performance-based restricted stock awards granted vest dependent on the total shareholder return for Enviva Inc. relative to the constituents of the S&P 500 index over their respective performance periods. Their grant date fair values were determined using a Monte Carlo multivariate pricing model following standard assumptions. See Note 18, Equity-Based Awards.
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
Each of our government grants is generally a combination of a grant related to an asset and a grant related to income. To allocate each grant between what is related to an asset (a plant or port) versus income (compensation cost), we use a proportion at recognition of the grant of the estimated minimum cost that we incurred or expect to incur to comply with the conditions of each type of grant. To the extent that each grant relates to an asset (which has been a majority of the total of each grant), its relative proportion is deducted from the carrying amount of the related property, plant, and equipment where depreciation expense is ultimately reduced over the estimated weighted-average useful life of the asset. To the extent that each grant relates to income, its relative proportion is recorded as a deferred credit where cost of goods sold is ultimately reduced in proportion to the cost to be incurred to comply with the compensation-related conditions. The deferred credit is included in either accrued and other current liabilities or other long-term liabilities, based on the extent to which it is expected to reduce cost of goods sold within or after one year.
Net Loss per Enviva Inc. Common Share
Net loss per Enviva Inc. common share is computed by dividing the net loss attributable to Enviva Inc., after reducing it by the amounts paid for dividend equivalent rights on outstanding time-based restricted stock awards, by the weighted-average number of outstanding Enviva Inc. common shares.
Recently Issued Accounting Standards not yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07-Segment Reporting (Topic 280: Improvements to Reportable Segment Disclosures which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the potential effect that the standard will have on our financial statement disclosures.

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
(5) Revenue
Net revenue consisted of the following for the years ended December 31:

	2023	2022	2021
Product sales	$1,217,725	$1,079,814	$999,190
Breakage revenue	44,105	6,381	37,284
Termination of all contracts with customer for the Q4 2022 Transactions	(67,176)	—	—
Impairment of customer assets	(26,471)	—	—
Other revenue	9,670	8,081	5,204
Net revenue	$1,177,853	$1,094,276	$1,041,678
Product sales includes sales of wood pellets. Breakage revenue includes fees associated with customer requests to cancel shipments in satisfaction of the related performance obligation. Termination of all contracts with customer for the Q4 2022 Transactions (see below under Repurchase Accounting) represents the reduction in net revenue resulting from the termination of all contracts with that customer that were recognized as of December 31, 2023 and cost reimbursement to the customer. Impairment of customer assets represents a reduction in net revenue by the amount of customer assets that was not expected to be recoverable as the expected costs exceeded the contract cash flows.
Performance Obligations
As of December 31, 2023, the aggregate amount of consideration from contracts with customers allocated to the performance obligations that were unsatisfied or partially satisfied was approximately $18.3 billion. This amount excludes forward prices related to variable consideration including inflation, foreign currency, and commodity prices. We expect to recognize approximately 8.0% and 9.0% of our remaining performance obligations as revenue in the years ending 2024 and 2025, respectively, and the balance thereafter. Our off-take contracts expire at various times through 2045 and our terminal services contract expired in 2023. During 2024, the aggregate amount of consideration from contracts with customers allocated to the performance obligations that were unsatisfied or partially satisfied has materially decreased, primarily due to customer contract terminations (including contracts rejected that were approved under the Chapter 11 process) and customer contract modifications. We expect additional customer contract negotiations, modifications and terminations.
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
For the year ended December 31, 2023, we recognized $1.6 million of product sales revenue, related to performance obligations satisfied in previous periods. For each of the years ended December 31, 2022 and 2021, we recognized $0.3 million of product sales revenue, related to performance obligations satisfied in previous periods.
Contract Balances
Accounts receivable, net of reserve for credit losses, related to product sales as of December 31, 2023 and 2022 were $194.0 million and $160.4 million, respectively. Of these amounts, $130.9 million and $136.1 million, as of December 31, 2023 and 2022, respectively, related to amounts that were not yet billable under our contracts with customers pending finalization of prerequisite billing documentation. The amounts that had not been billed are billed upon receipt of prerequisite billing documentation, where substantially all is typically billed one to two weeks after full loading of the vessel, and where the remaining balance is typically billed one to two weeks after discharge of the vessel. Accounts receivable also included $20.9 million and $9.4 million, as of December 31, 2023 and 2022, respectively, related to breakage and other revenue.
Customer Assets
As of December 31, 2023, the balance of the customer assets was $100.3 million, which relate to payments we paid, or are obligated to pay, to customers in exchange for rescheduling and/or re-pricing our take-or-pay agreements.

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
During the years ended December 31, 2023 and 2022, we agreed to pay $5.2 million and $140.8 million, respectively, to certain customers with whom we have long-term, take-or-pay off-take contracts. Additionally, during the years ended December 31, 2023 and 2022, $18.4 million and $0.8 million, respectively, of customer assets was amortized as a reduction to product sales revenue. Furthermore, during the year ended December 31, 2023, $26.5 million of impairments of customer assets were recorded as a reduction to net revenue as the amount was not expected to be recoverable, which includes the $1.0 million resulting from the termination of all contracts with the customer for the Q4 2022 Transactions (see below under Repurchase Accounting). The asset test for recoverability involves a comparison of the contract price we expect to receive under the related take-or-pay agreement, reduced by the amortization of the contract asset, compared to our expected costs to produce, procure and deliver the volumes specified in the contract. The expected costs of producing volumes in the future require estimates, including estimates of supply sources, manufacturing throughput volumes and future energy, fiber, shipping, distribution, and overhead costs. Actual results could be different than these estimates, and our estimates could change in the future based upon new facts and circumstances and could result in these assets no longer being recoverable. We had no such amortization of customer assets during the year ended December 31, 2021 and we had no such impairment of customer assets during the years ended December 31, 2022 and 2021.
Our obligation to make future payments under the terms of these agreements that had resulted in customer assets as of December 31, 2023, included $15.3 million in current customer liabilities and $16.3 million in other long-term liabilities, and as of December 31, 2022, included $75.2 million in current customer liabilities and $26.4 million in other long-term liabilities.
Repurchase Accounting
In the fourth quarter of 2022, we entered into agreements with a customer to purchase approximately 1.8 million MT of wood pellets between 2023 and 2025 (the “new purchase agreements”). At that time, we also entered into additional wood pellet sales contracts (together with the new purchase agreements, the “Q4 2022 Transactions”) that together with our existing sales contracts with the customer, totaled approximately 2.8 million MT, with deliveries to take place between 2022 and 2026. Under the Q4 2022 Transactions, the quantities we agreed to purchase exceeded the quantities we agreed to sell. Although the new purchase agreements were priced at market prices in effect at the time the new purchase agreements were entered into, the 1.8 million MT of wood pellet purchases were not hedged with contracted sales at similar pricing or volume.
Under the revenue accounting standard, these sale and purchase agreements were combined with existing sale agreements because the Q4 2022 agreements were entered into at or near the same time with the same customer and were negotiated as a package with a single commercial objective. We accounted for the combined contract as a modification of the existing enforceable rights and obligations of our long-term, take-or-pay off-take contracts with the same customer. The contract modification was considered to be the termination of the existing contract and the creation of a new contract. We allocated the total remaining transaction price (which includes any additional transaction price from the modification) to the remaining quantities to be transferred under the modified contract. As of December 31, 2023 and 2022, we had zero and $72.7 million, respectively, of deferred revenue for consideration received from the customer in excess of the amounts allocated to the wood pellets transferred to that customer under the modified contract.
Under the repurchase agreement requirements in the revenue standard, the wood pellets subject to repurchase were accounted for as a financing arrangement because the purchase prices exceed the original selling prices of the wood pellets under the modified contract. As a result, for the year ended December 31, 2022 and for the interim periods in 2023, we recognized a financial liability for an amount equal to the selling prices received for the wood pellets under the modified contract. Over the period between when volumes are delivered to this customer and when corresponding volumes are purchased from this customer, the difference between the selling price of the wood pellets under the modified contract and the contractual purchase price was recognized as interest expense with a corresponding increase to the financial liability. The amount of interest expense recognized and the corresponding increase to the financial liability in a given period was determined based on the estimated timing of when the future purchases were expected to occur. Changes in the estimated timing of the volumes to be purchased were recognized to interest expense prospectively. During the year ended December 31, 2023, the product delivered under the modified contract recognized as an increase to the financial liability was $37.2 million, and interest expense of $79.3 million was recognized as an increase to the financial liability. The financial liability including interest expense classified as a current liability as of December 31, 2023 and 2022 was zero and $111.9 million, respectively. As of December 31, 2022, the financial liability was classified as a current liability as the repurchases corresponding to the volumes delivered were currently required by one year from the balance sheet date.

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
Under repurchase accounting as a financing arrangement, we continued to recognize the volumes delivered as finished goods inventory at a carrying value of zero and $95.3 million as of December 31, 2023 and 2022, respectively, which include all costs directly incurred in bringing those delivered volumes to their existing location. When volumes were purchased and sold to different customers, the product sales recognized were based on the finished goods inventory cost of the previously delivered volumes, not the repurchase price.
During the year ended December 31, 2023, we repurchased $11.1 million of volumes under the Q4 2022 Transactions and we reduced the financial liability by that amount. For the year ended December 31, 2023, $6.7 million of what we paid to purchase volumes under the Q4 2022 Transactions is presented in payments for the purchase of finished goods subject to repurchase accounting as cash outflows from financing activities equal to the volume purchased multiplied by the average selling price under the modified contract of the corresponding volume of wood pellets that we had sold, which was the price initially recognized to the financial liability.
On November 11, 2023, we entered into a standstill agreement (the “Standstill Agreement”) with the counterparty to the Q4 2022 Transactions and later amended it on December 8, 2023. Under this Standstill Agreement, we and the counterparty had agreed to suspend certain rights and obligations that may have arisen under the Q4 2022 Transactions and our existing sales contracts for a specified time period and to establish certain milestones and other obligations to facilitate the parties continuing to negotiate a restructuring of their obligations under those contracts, including the repurchases. Under the Standstill Agreement, we made a settlement payment of $5.0 million, which was recognized as a reduction to current customer liabilities and where $2.8 million is presented as a cash outflow from operating activities and where $2.2 million is presented as a cash outflow from financing activities. Under the Standstill Agreement, we also agreed to reimburse the customer for certain costs that it incurred during the standstill period, which resulted in $2.0 million being recognized as a reduction to net revenue during the year ended December 31, 2023. The amended Standstill Agreement expired on December 31, 2023. Upon expiration, the counterparty became entitled to issue termination notices in respect of outstanding purchase and supply agreements, which were issued in January 2024, and to invoice us for termination fees equal to $350.0 million in aggregate. The termination of all contracts with the customer for the Q4 2022 Transactions resulted in the following impacts to our consolidated financial statements as of December 31, 2023: the $123.3 million in previously recognized cost of finished goods subject to repurchase accounting no longer having any net realizable value and being recognized as a charge to cost of goods sold; the $1.0 million of the previously recognized customer asset no longer being recoverable where its full impairment was recorded as a reduction in net revenue, which is reflected in the above table on net revenue as an impairment of a customer asset; the reclassification of $209.7 million from current financial liability subject to repurchase accounting to current customer liabilities; the reclassification of a total of $72.5 million from current and long-term deferred revenue to current customer liabilities; the recognition to current customer liabilities of $2.6 million of interest expense that would have otherwise been recognized by December 31, 2023 based on the estimated timing of remaining repurchases if the contracts were not terminated; and, the recognition of a $65.2 million reduction in net revenue to increase the current customer liabilities due to the counterparty of the Q4 2022 Transactions to the $350.0 million termination fees. We are no longer subject to repurchase accounting.
Contract Modification
During the year ended December 31, 2023, we received $100.0 million from a customer to modify a long-term off-take contract. Also, in connection with the contract modification we agreed to narrow the specifications of the wood pellets delivered under the long-term off-take contract in return for an increase in the contract price per MT. The prepayment of the $100.0 million will be amortized against the contract sale price per MT and recognized as deliveries are made through 2039. As of December 31, 2023, $7.5 million was included in short-term deferred revenue and $87.8 million was included in long-term deferred revenue.
(6) Significant Risks and Uncertainties, Including Business and Credit Concentrations
Our business is significantly impacted by greenhouse gas emission and renewable energy legislation and regulations in Japan, the U.K., and the EU as well as its member states. If Japan, the U.K., or the EU or its member states significantly modify such legislation or regulations, then our ability to enter into new contracts as our existing contracts expire may be materially affected.
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

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
Our product sales are primarily to industrial customers located in Japan, the U.K., Denmark, the Netherlands, Belgium and Poland. Product sales to third-party customers that accounted for 10% or a greater share of consolidated product sales for each of the years ended December 31 are as follows:

	2023	2022	2021
Customer A	30%	21%	32%
Customer B	3%	11%	5%
Customer C	6%	7%	17%
Customer D	13%	10%	9%
Customer E	(2%)	13%	18%
Customer F	10%	12%	6%
Customer G	16%	6%	—%
As of December 31, 2023, one customer accounted for 32% of total accounts receivable.
In addition to wood pellets sold from our own production, we procure wood pellets from third parties to resell under our long-term off-take arrangements and other sales agreements. Total procured wood pellets from third parties is as follows:

Year Ended December 31, 2023
Procured wood pellets	$72,440
Our largest suppliers of procured wood pellets that accounted for 10% or a greater share were as follows:

Year Ended December 31, 2023
Supplier A	43%
Supplier B	20%
Supplier C	10%
Supplier D	11%
(7) Inventories, net
Inventories, net consisted of the following as of December 31:

	2023	2022
Raw materials and work-in-process	$13,723	$23,272
Consumable tooling	37,198	28,548
Finished goods on hand	18,842	11,794
Finished goods subject to repurchase accounting	—	95,270
Total inventories	$69,763	$158,884
We recorded no reductions from the cost to net realizable value for the year ended December 31, 2023, beyond the $123.3 million recognized as a result of the termination of all contracts with the customer for the Q4 2022 Transactions (see Note 5, Revenue—Repurchase Accounting). Due to a change in estimate about the likelihood and extent of their use, we recorded a reduction in the cost of raw materials inventories to net realizable value of $2.7 million for year ended December 31, 2022.

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
(8) Property, Plant, and Equipment, net
Property, plant, and equipment, net consisted of the following as of December 31:

	2023	2022
Land	$28,751	$26,491
Land improvements	82,788	77,126
Buildings	462,437	440,894
Machinery and equipment	1,358,427	1,299,385
Vehicles	11,424	9,667
Furniture and office equipment	17,429	14,789
Software	23,083	12,275
Leasehold improvements	23,441	23,409
Property, plant, and equipment	2,007,780	1,904,036
Less accumulated depreciation	(635,293)	(513,876)
Property, plant, and equipment, net	1,372,487	1,390,160
Construction in progress	302,500	194,715
Total property, plant, and equipment, net	$1,674,987	$1,584,875
Total capitalized interest related to construction-in-progress, depreciation expense, and loss on disposal of assets were as follows for the years ended December 31:

	2023	2022	2021
Capitalized interest related to construction in progress	$18,740	$18,869	$20,166
Depreciation expense	147,835	114,187	92,630
Loss on disposal of assets	15,067	8,607	10,153
Impairment of assets	66,150	—	—
During the year ended December 31, 2023, we incurred $44.5 million of pre-tax impairment of assets expense related to previously capitalized costs for wood pellet production plants in development that were no longer probable of being completed. This includes an impairment related to construction in progress at our plant near Bond, Mississippi (“Bond plant”). We ceased development of the Bond plant, which was in the early stages of development, as of December 31, 2023. Therefore, we performed a recoverability analysis using undiscounted cash flows of the Bond plant and compared this to its carrying amount. Under this analysis the undiscounted cash flows of the Bond plant were less than the carrying amount. Accordingly, we recognized a pre-tax impairment of assets expense of $41.5 million, which is the amount of the carrying value of the Bond plant exceeded its estimated fair value, which was determined as the estimated proceeds from the sale of the underlying land. In addition, during the year ended December 31, 2023, a dryer line at one of our wood pellet producing plants was permanently shut down due to operational inefficiencies, where we incurred pre-tax impairment of assets expense of $21.7 million.
During the year ended December 31, 2023, we invested $120.6 million of restricted cash to construct our Epes and Bond plants from the proceeds of the Epes Tax-Exempt Green Bond and Bond Tax-Exempt Green Bond; the assets with the exception of the assets that were impaired as noted above are included in construction in progress. See Note 13, Short-Term Borrowings, Long-Term Debt and Finance Lease Obligations.

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
(9) Leases
Operating lease ROU assets and liabilities and finance leases as of December 31:

	2023	2022
Operating leases:
Operating lease right-of-use assets	$96,735	$102,623

Current portion of operating lease liabilities	$10,536	$9,525
Long-term operating lease liabilities	109,226	115,294
Total operating lease liabilities	$119,762	$124,819
Finance leases:
Property, plant, and equipment, net	$31,763	$27,881

Current portion of long-term finance lease obligations	$11,438	$9,376
Long-term finance lease obligations	16,300	12,747
Total finance lease liabilities	$27,738	$22,123
Operating and finance lease costs were as follows for the years ended December 31:

Lease Cost	Classification	2023	2022	2021
Operating lease cost:
Fixed lease cost	Cost of goods sold	$9,659	$8,481	$7,011
	Selling, general, administrative, and development expenses	6,854	7,331	7,820
Variable lease cost	Cost of goods sold	89	36	18
	Selling, general, administrative, and development expenses	265	24	—
Short-term lease cost	Cost of goods sold	9,662	11,744	8,104
	Selling, general, administrative, and development expenses	462	77	528
	Total operating lease costs	$26,991	$27,693	$23,481
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	$15,477	$12,569	$10,574
Variable lease cost	Cost of goods sold	792	336	58
	Selling, general, administrative, and development expenses	14	14	—
Interest on lease liabilities	Interest expense	1,848	889	528
	Total finance lease costs, net	$18,131	$13,808	$11,160
	Total lease costs	$45,122	$41,501	$34,641
Operating and finance lease cash flow information was as follows for the years ended December 31:

	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,541	$15,756	$7,509
Operating cash flows from finance leases	1,774	766	524
Financing cash flows from finance leases	13,763	10,819	10,688
Assets obtained in exchange for lease obligations:
Operating leases	$2,143	$2,283	$10,491
Finance leases	19,222	11,828	8,531

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
As of December 31, 2023, the future minimum lease payments and the aggregate maturities of operating and finance lease liabilities are as follows:

Years Ending December 31,	Operating Leases	Finance Leases	Total
2024	$17,207	$13,553	$30,760
2025	17,001	6,718	23,719
2026	16,610	3,505	20,115
2027	15,065	2,121	17,186
2028	14,754	1,522	16,276
Thereafter	109,296	13,807	123,103
Total lease payments	189,933	41,226	231,159
Less: imputed interest	(70,171)	(13,488)	(83,659)
Total present value of lease liabilities	$119,762	$27,738	$147,500
As of December 31, 2023, the weighted-average remaining lease terms and discount rates for our operating and finance leases were weighted using the undiscounted future minimum lease payments and are as follows:

Weighted average remaining lease term (years):
Operating leases	13
Finance leases	6
Weighted average discount rate:
Operating leases	7%
Finance leases	11%
(10) Fair Value Measurements
The amounts reported in the consolidated balance sheets as cash and cash equivalents, restricted cash, accounts receivable, other accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued and other current liabilities approximate fair value because of the short-term nature of these instruments.
Long-term debt
Long-term debt including the current portion are classified as Level 2 instruments. The fair value of our 2026 Notes (as defined below), Epes Tax-Exempt Green Bonds and Bond Tax-Exempt Green Bonds (see Note 13, Short-Term Borrowings, Long-Term Debt and Finance Lease Obligations) were determined based on observable market prices in an active market and categorized as Level 2 in the fair value hierarchy. The fair value of the New Market Tax Credit loans and the Seller Note (as defined below) were estimated on discounted cash flow analyses based on observable inputs in active markets for debt with similar terms and remaining maturities and categorized as Level 2 in the fair value hierarchy. The carrying amount of other long-term debt, which is primarily comprised of the senior secured credit facility that resets based on a market rate, were determined based on observable market prices in an inactive market.

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
The carrying amount and estimated fair value of long-term debt were as follows as of December 31:

	2023		2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2026 Notes	$748,606	$378,750	$747,991	$711,563
Epes Tax-Exempt Green Bonds	245,738	112,500	245,727	227,500
Bond Tax-Exempt Green Bonds	97,985	62,000	98,004	101,168
New Markets Tax Credit loans	28,177	28,856	28,791	28,786
Seller Note	—	—	8,705	8,737
Other long-term debt	674,641	622,516	441,418	441,418
Total long-term debt	$1,795,147	$1,204,622	$1,570,636	$1,519,172
(11) Goodwill
The following tables summarize the changes in the carrying amounts of goodwill for the years ending December 31:

	2023	2022
Beginning balance, net	$103,928	$103,928

Impairment charge	(103,928)	—

Goodwill, gross	103,928	103,928
Accumulated impairment charge	(103,928)	—
Ending balance, net	$—	$103,928
Goodwill Impairment Charge
See Note 4, Significant Accounting Policies—Goodwill for further discussion.
(12) Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following as of December 31:

	2023	2022
Accrued expenses - compensation and benefits	$10,246	$11,942
Accrued expenses - wood pellet purchases and distribution costs	69,933	49,615
Accrued expenses - operating costs and expenses	48,076	51,122
Accrued capital expenditures	15,571	10,960
Other accrued expenses and other current liabilities	31,103	22,858
Total accrued and other current liabilities	$174,929	$146,497

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
(13) Short-Term Borrowings, Long-Term Debt and Finance Lease Obligations
Short-Term Borrowings, Long-term debt and finance lease obligations at carrying value consisted of the following as of December 31:

	2023	2022
2026 Notes, net of unamortized discount, premium and debt issuance of $1.4 million and $2.0 million as of December 31, 2023 and 2022, respectively	$748,606	$747,991
Senior secured credit facility - revolving credit borrowings	568,546	436,000
Senior secured credit facility - term loan, net of unamortized discount and debt issuance costs of $3.2 million and zero as of December 31, 2023 and 2022, respectively	100,784	—
Epes Tax-Exempt Green Bonds, net of unamortized discount and debt issuance of $4.3 million and $4.3 million as of December 31, 2023 and 2022, respectively	245,738	245,727
Bond Tax-Exempt Green Bonds, net of debt issuance of $2.0 million and $2.0 million as of December 31, 2023 and 2022, respectively	97,985	98,004
New Markets Tax Credit, net of unamortized discount and debt issuance of $2.2 million and $2.6 million as of December 31, 2023 and 2022, respectively	28,177	28,791
Seller Note, net of unamortized discount of zero and $45 thousand as of December 31, 2023 and 2022, respectively	—	8,705
Other loans	5,311	5,418
Finance leases	27,738	22,123
Total long-term debt and finance lease obligations	1,822,885	1,592,759
Less current portion of long-term debt and finance lease obligations	(1,806,585)	(20,993)
Long-term debt and finance lease obligations, excluding current installments	$16,300	$1,571,766
On the Petition Date, Debtors filed voluntary petitions for reorganization under the Bankruptcy Code in Bankruptcy Court (see Note 2, Subsequent Event—Bankruptcy Filing—Chapter 11 Filings for further discussion). The bankruptcy declaration constituted an event of default that accelerated the Company’s obligations under all of its non-lease long-term debt, where some debt had additional events of default that also first occurred in 2024. All long-term debt became callable by the respective creditors by the Petition Date and all long-term debt, which does not include finance lease obligations, to be classified as a current liability in the consolidated balance sheet as of December 31, 2023. The callable debt is required to be classified as current liabilities as these creditors have not waived or subsequently lost their right to demand repayment and the defaults were not cured within any contractual grace period. Any efforts to enforce payment obligations on the Debtors’ debt agreements were automatically stayed as a result of the filing of the Chapter 11 Cases and the holders’ rights of enforcement in respect of the Debtors’ debt agreements are subject to the applicable provisions of the Bankruptcy Code.
As a result of the events of default that first occurred in 2024, we have paid additional interest in 2024 on the senior secured credit facility based on an annual rate of 2% under default interest provisions in those debt agreements. Also, the New Markets Tax Credit debt agreement includes a default interest provision with an annual rate of 5%. These default interest provisions were required to be bifurcated from their debt agreement and accounted for separately at fair value. During the years ended December 31, 2022 and 2021, the likelihood of default was determined to be low enough to not require recognition of these default interest provisions. During the year ended December 31, 2023, the likelihood of default had become significant and the total fair value of these default interest provisions was measured to be $9.4 million as of December 31, 2023 using a discounted cash flow approach based on the following inputs: the outstanding principal, the default interest rate, the yield-to-maturity based on the latest traded price for our 2026 Notes, the historical recovery rates for senior unsecured bonds, an expected period of default of 9 months, and a term Secured Overnight Financing Rate. The fair value was recognized as increases to interest expense and to accrued expenses and other current liabilities.
2026 Notes
In December 2019, we issued $600.0 million in principal amount of 6.5% senior unsecured notes due January 15, 2026 (the “2026 Notes”). In July 2020, we issued an additional $150.0 million aggregate principal amount of the 2026 Notes.
Interest payments are due semi-annually in arrears on January 15 and July 15 of each year. We did not make the semi-annual interest payment of approximately $24.4 million due on January 16, 2024.

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
Senior Secured Credit Facility
We have a senior secured credit facility that matures on June 30, 2027 which provides for (1) revolving credit borrowings, (2) term loans, and (3) the issuance of standby or letters of credit.
Revolving Credit Facility
As of December 31, 2023 and 2022, we had $568.5 million and $436.0 million, respectively, in outstanding revolver borrowings under our senior secured credit facility.
Borrowings under the revolving credit facility bear interest, at either a Term SOFR rate or at a base rate, in each case, plus an applicable margin. The applicable margin will fluctuate between 1.50% per annum and 2.75% per annum, in the case of Term SOFR rate borrowings, or between 0.50% per annum and 1.75% per annum, in the case of base rate loans, in each case, based on our Total Leverage Ratio (as defined in our credit agreement) at such time, with 25 basis point increases or decreases for each 0.50 increase or decrease in our Total Leverage Ratio from 2.75:1:00 to 4.75:1:00.
We are required to pay a commitment fee on the daily unused amount under the revolving credit commitments at a rate between 0.25% and 0.50% per annum. During the years ended December 31, 2023, 2022 and 2021, commitment fees were $0.8 million, $0.6 million and $0.8 million, respectively.
Term Loan Facility
In January 2023, the senior secured credit facility was amended to provide for $105.0 million term loan maturing in June 2027. The term loan has been fully drawn. Borrowings under the term loan facility bear interest, at either a Term SOFR rate or at a base rate, in each case, plus an applicable margin. The applicable margin is 4.00% for Term SOFR rate borrowings, and 3.00% for base rate borrowings. We are required to make amortization payments on the last day of each March, June, September, and December in an amount equal to 0.25% each quarter of the original principal amount, together with all interest accrued thereon.
Letters of Credit
As of December 31, 2023 and 2022, we had $1.4 million and $1.0 million, respectively, of letters of credit outstanding under our senior secured credit facility.
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
By virtue of the capital contribution, Bank B is entitled to substantially all of the tax benefits derived from the NMTC, while we effectively received net loan proceeds equal to the capital contribution of $12.8 million. This transaction includes a put/call provision whereby we may be obligated or entitled to repurchase the interest of Bank B in the investment fund, which we believe they will exercise in June 2029. The value attributed to the put/call is de minimis. We determined that the investment fund and CDEs constitute variable interest entities where we are the primary beneficiary, and, as a result, we consolidate those entities. The $31.4 million loan is presented on our consolidated balance sheet within current portion of long-term debt and finance lease obligations, while the $12.8 million contribution is presented within other long-term liabilities and is being accreted to interest expense as we expect the put/call will be exercised for a de minimis value, both net of their proportionate share of direct and incremental transaction costs.
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
Seller Note
We were a party to, and a guarantor of, a promissory note (the “Seller Note”) which had a principal balance of $8.8 million as of December 31, 2022. The Seller Note was repaid in full in February 2023 and had an interest rate of 2.5% per annum. Principal and related interest payments were due annually through February 2022 and quarterly thereafter.
Subsequent Event - DIP Facility
On May 3, 2024, the Bankruptcy Court entered a final order approving the full amount of $500 million refer to Note 2, Subsequent Event—Bankruptcy Filing for further details. The Company has drawn a total of $350.0 million, $150.0 million on March 15, 2024, $100.0 million on June 3, 2024, and $100.0 million on July 22, 2024.

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
Debt Issuance Costs and Premium
Unamortized debt issuance costs and premium included in current portion of long-term debt and finance lease obligations as of December 31, 2023 and in long-term debt as of December 31, 2022 were $13.1 million and $11.0 million, respectively. Unamortized debt issuance costs associated with the senior secured credit facility of $2.6 million was included in prepaid expenses and other current assets as of December 31, 2023 and $3.5 million was included in long-term assets as of December 31, 2022. Total amortization recognized during the years ended December 31, 2023, 2022 and 2021 was $2.6 million, $2.5 million and $3.9 million, respectively.
Debt Maturities
Our long-term debt matures through 2052 and our finance lease obligations have maturity dates of between 2024 and 2041. The aggregate maturities of long-term debt and finance lease obligations as of December 31, 2023 are as follows:

Year Ending December 31:
2024	$1,819,659
2025	5,392
2026	2,480
2027	1,269
2028 and thereafter	7,185
Long-term debt and finance lease obligations	1,835,985
Unamortized premium and debt issuance costs	(13,100)
Total long-term debt and finance lease obligations	$1,822,885
(14) Related-Party Transactions
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
Our former sponsor incurred an annual monitoring fee, which was paid quarterly to the Riverstone Funds, equal to 0.4% of the average value of the Riverstone Funds’ capital contributions to our former sponsor during each fiscal quarter. The monitoring fee was terminated on the date of the Simplification Transaction. We incurred $1.1 million of monitoring fee expense during the year ended December 31, 2021, which was included in selling, general, administrative, and development expenses.
On October 14, 2021, our former sponsor distributed 13.6 million common units of the Partnership to the Riverstone Funds. As part of the 16.0 million common units issued in exchange for the Simplification Transaction, 14.1 million were issued to the Riverstone Funds. The Riverstone Funds have agreed to reinvest in our common stock all dividends from 8.7 million of the 14.1 million common units issued in connection with the Simplification Transaction for the dividends paid for the period beginning with the third quarter of 2021 through the fourth quarter of 2024. On the date of the Simplification Transaction, the Riverstone Funds held 27.7 million common units. Pursuant to the dividend reinvestment plan established in connection with the Simplification Transaction, we issued 188,321 shares of common stock in lieu of cash dividends of $8.7 million during the three months ended March 31, 2023. No shares of common stock in lieu of cash dividends were issued during the three months ended June 30, 2023, September 30, 2023, and December 31, 2023. In 2022, we issued 496,378 shares of common stock in lieu of cash dividends of $33.2 million to the owners of our former sponsor.
In connection with the Simplification Transaction, our existing management fee waivers and other former sponsor support agreements associated with our earlier common control acquisitions were consolidated, fixed, and novated to certain of the former owners of our former sponsor. As a result, under the consolidated support agreement, we were to receive quarterly payments in an aggregate amount of $55.5 million with respect to periods through the fourth quarter of 2023. There were no second, third or fourth quarter Support Payments due to the suspension of our cash dividends. During the years ended December 31, 2023, 2022 and 2021, we received $9.8 million, $23.9 million and $15.4 million, respectively, in Support Payments.

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
On February 28, 2023, the Company entered into subscription agreements (“the Subscription Agreements”) with certain accredited investors (the “Investors”) to sell its Series A Preferred Stock, par value $0.001 per share (the “Preferred Shares”), having the terms set forth in the Company’s Certificate of Designations for Preferred Shares, in a private placement for gross proceeds of $249.1 million. The Investors include direct or indirect subsidiaries of Riverstone Holdings LLC (“Riverstone”), Inclusive Capital Partners, L.P. (“In-Cap”), among other others. Certain directors and officers of the Company also are Investors, including Ralph Alexander, John C. Bumgarner, Jr., Gary L. Whitlock, Thomas Meth, and John K. Keppler.
Following the issuance of the Interim DIP Order, the Company offered certain eligible holders of the Company’s Common Stock the opportunity to subscribe to participate in the syndication of up to $100.0 million aggregate principal amount of DIP Financing (the “Syndication”). Participants in the Syndication include affiliates of John C. Bumgarner, Jr. and Pierre F. Lapeyre, Jr., each of whom is a current director of the Company. Such affiliates became Lenders under the DIP Credit Agreement on May 6, 2024.
(15) Income Taxes
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
Loss before income taxes consists of the following:

	2023	2022	2021
U.S.	$(684,459)	$(165,174)	$(162,246)
Foreign	(1,393)	(700)	421
Net loss not subject to federal income tax	—	—	145,040
Loss before income tax	$(685,852)	$(165,874)	$(16,785)
Components of the income tax provision applicable to our federal, state, and foreign taxes are as follows:

	2023	2022	2021
Current income tax expense:
Federal	$—	$139	$4,593
State	—	—	5
Foreign	189	281	55
Total current income tax expense	$189	$420	$4,653
Deferred income tax (benefit) expense:
Federal	$(231)	$2,264	$(21,570)
State	—	—	(58)
Foreign	—	(190)	—
Total deferred income tax (benefit) expense	$(231)	$2,074	$(21,628)
Total income tax (benefit) expense	$(42)	$2,494	$(16,975)

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
The effective income tax rate from continuing operations varies from the U.S. Federal statutory rate principally due to the following:

	2023	2022	2021
Income tax benefit at statutory federal income tax rate	$(144,029)	$(34,833)	$(34,072)
Increase (decrease) in income taxes resulting from:
Partnership earnings not subject to tax	—	—	30,547
Recognition/derecognition of deferred tax	—	(51,252)	(155,980)
Valuation allowance	111,083	82,868	142,822
Goodwill impairment	20,929	—	—
Equity-based compensation	15,032	4,227	—
Tax-exempt interest	—	1,647	—
State taxes, net of federal tax benefit	(2,946)	(812)	—
Foreign taxes	189	92	—
Other	(300)	557	(292)
Total income tax (benefit) expense	$(42)	$2,494	$(16,975)
Significant components of deferred tax assets and liabilities are as follows as of December 31:

	2023	2022
Deferred tax assets:
Federal and state net operating loss carryforward	$87,533	$38,999
Operating lease liabilities	25,714	26,870
Equity-based compensation	5,250	13,077
Property, plant, and equipment	121,592	138,601
Interest expense limitation	31,323	12,777
Contract liability	82,434	24,913
Financial liability subject to repurchase accounting	—	24,173
Deferred revenue	21,224	15,711
Other	6,577	3,878
Less: valuation allowance	(338,816)	(227,734)
Total deferred tax assets	$42,831	$71,265
Deferred tax liabilities:
Contract asset	$(21,663)	$(30,249)
Operating lease right-of-use assets	(20,741)	(22,078)
Finished goods subject to repurchase accounting	—	(20,596)
Other	(2,295)	(449)
Total deferred tax liabilities	$(44,699)	$(73,372)
Net deferred tax liability	$(1,868)	$(2,107)
As of December 31, 2023, we have federal net operating loss carryforwards of $407.1 million, out of which $1.1 million will expire in years 2034 to 2037, if not utilized. We also have state net operating loss carryforwards of $50.0 million, out of which $34.0 million will expire in years 2037 to 2043, if not utilized.
For calendar year 2023, the only periods subject to examination for U.S. federal and state income tax returns are 2020 through 2023. We believe our income tax filing positions, including our previous status as a pass-through entity, would be sustained on audit and do not anticipate any adjustments that would result in a material change to our consolidated balance sheet.

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
Therefore, no reserves for uncertain tax positions or interest and penalties have been recorded during the years ended December 31, 2023, 2022 and 2021.
Assessing whether deferred tax assets are realizable requires significant judgement. Enviva considers all available positive and negative evidence, including historical operating performance and expectations of future operating performance. The ultimate realization of deferred tax assets is often dependent upon future taxable income and therefore can be uncertain. To the extent that Enviva believes it is more likely than not that all or some portion of the asset will not be realized, valuation allowances are established against any deferred tax assets, which increases income tax expense in the period when such a determination is made. Enviva assessed the realizability of the deferred tax assets and concluded that a valuation allowance of $338.8 million for the deferred tax assets is deemed appropriate for the portion of the deferred tax assets which were not more likely than not to be realized under relevant accounting standards.
The Company conducts its foreign operations through foreign taxable entities and is therefore subject to foreign income taxes. The Company generally has minimal foreign current and deferred income tax expense.
(16) Restructuring Inclusive of Related Severance Expenses
During the second quarter of 2023, we implemented a restructuring plan, separate and apart from our restructuring efforts in connection with the RSA and Bond MS RSA, to optimize future growth and profitability. The primary components of the restructuring were reductions in our workforce and corporate and other expenses.
During the second quarter of 2023, we had an initial reduction in force of certain leadership employees, accelerated depreciation of leasehold improvements at our principal executive offices, and a reduction of our office lease expenses. We completed a broader reduction in force during the third quarter of 2023. As of December 31, 2023 and 2022, $1.3 million and zero, respectively, of employee severance expenses were included in accrued and other current liabilities.
The following table summarizes our pre-tax restructuring expenses:

Year Ended December 31, 2023
Cash-based employee severance expenses	$6,553
Non-cash, equity-based compensation	11,825
Accelerated leasehold improvement depreciation	1,248
Impairment of right-of-use asset	216
Total	$19,842
(17) Equity
Conversion of Series A Convertible Preferred Stock to Common Stock
On February 28, 2023, the Company and certain accredited investors entered into subscription agreements to sell shares of Series A Preferred Stock of the Company, par value $0.001 per share (“Preferred Shares”) in a private placement (the “Private Placement”). The Private Placement priced at the official closing price of the New York Stock Exchange on March 1, 2023, which was $37.71. On March 20, 2023, we closed the Private Placement and issued 6,605,671 Preferred Shares, which was classified as mezzanine equity, and received gross proceeds of $249.1 million. As of December 31, 2023, we have incurred $1.2 million of issuance costs and intended to use the net proceeds of $247.9 million to fund our growth capital program and for general corporate purposes. We initially used the net proceeds to repay borrowings under our senior secured revolving credit facility.
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
Simplification Transaction
On October 14, 2021, the Partnership closed on the Simplification Transaction where (a) the Company acquired (i) all of the limited partner interests in our former sponsor and (ii) all of the limited liability company interests in the former GP, and (b) the incentive distribution rights directly held by our former sponsor were cancelled and eliminated. In exchange, the Partnership issued 16.0 million common units, which were distributed to the owners of our former sponsor. The owners of our former sponsor agreed to reinvest in our common stock all dividends from 9.0 million of the 16.0 million common units issued in connection with the Simplification Transaction during the period beginning with dividends paid for the third quarter of 2021 through the fourth quarter of 2024. Pursuant to the dividend reinvestment plan established in connection with the Simplification Transaction, we issued 188,321 shares of common stock in lieu of cash dividends of $8.7 million during the three months ended March 31, 2023. No shares of common stock in lieu of cash dividends were issued during the three months ended June 30, 2023, September 30, 2023, and December 31, 2023. In 2022, we issued 496,378 shares of common stock in lieu of cash dividends of $33.2 million to the owners of our former sponsor.
Under a consolidated support agreement, we are entitled to receive quarterly payments (the “Support Payments”) in an aggregate amount of up to $55.5 million with respect to periods from the fourth quarter of 2021 through the first quarter of 2024. See Note 14, Related-Party Transactions for more information on the Support Payments. See “Noncontrolling Interests – The Partnership” below about the capital of the Partnership.
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

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
Hamlet JV
The capital of the Hamlet JV is divided into two classifications: (i) Class A Units and (ii) Class B Units.
Class A Units were issued to the third-party member in exchange for capital contributions. As of December 31, 2023, the third-party member had a total capital commitment of $235.2 million and held 227.0 million Class A Units with a remaining capital commitment amount of $8.2 million.
Class B Units were issued to Enviva in exchange for capital contributions. As of December 31, 2023, Enviva had a total capital commitment of $232.2 million and held 224.0 million Class B Units with a remaining commitment amount of $8.2 million.
Pursuant to the limited liability company agreement of the Hamlet JV (the “Hamlet JV LLCA”), we are the managing member of the Hamlet JV and have the authority to manage the business and affairs of the Hamlet JV and take actions on its behalf, including adopting annual budgets, entering into agreements, effecting asset sales or biomass purchase agreements, making capital calls, incurring debt, and taking other actions, subject to consent of the third-party member in certain circumstances. The Hamlet JV LLCA also sets forth the capital commitments and limitations thereon from each of the members and provides for the allocation of sale proceeds and distributions among the holders of outstanding Class A Units and Class B Units. The Hamlet JV is not one of the debtors in the Chapter 11 Cases.
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
(18) Equity-Based Awards
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
During 2023, 2022 and 2021, our board of directors granted RSUs in tandem with corresponding DERs (as defined below) to our employees (collectively the “Employee Awards”) and RSUs in tandem with corresponding DERs to independent members of our board of directors (collectively the “Director Awards”). The RSUs and corresponding DERs are subject to certain vesting and forfeiture provisions. Award recipients do not have all of the rights of a common shareholder with respect to the RSUs until the RSUs have vested and been settled. Awards of the RSUs settled in common shares are settled within 60 days after the applicable vesting date. If a RSU award recipient experiences a termination of service under certain circumstances set forth in the applicable award agreement, the unvested RSUs and corresponding DERs (in the case of performance-based Employee Awards) are forfeited. Forfeitures are recognized when the actual forfeiture occurs.
Restricted Shares
Certain employees had received Series B units of our former sponsor that were intended to constitute “profits interests” as defined by the Internal Revenue Service that, due to the Simplification Transaction, converted into common units of the Partnership. In August 2020, our former sponsor had issued equity-classified awards where it may issue up to 10,000 Series B units. Our former sponsor had issued 25% initially, or 2,500 Series B units, and expected to issue an additional 25% on each anniversary over the following three years. These Series B units were measured at the grant date fair value, which was estimated using a probability weighted discounted cash flow approach to be $38.5 million where we recognized $23.8 million as non-cash equity-based compensation and other expense during the year ended December 31, 2021. Of the $23.8 million recognized during the year ended December 31, 2021, $16.6 million was due to the accelerated vesting of all otherwise unvested Series B units as a result of the Simplification Transaction. After the Simplification Transaction, an additional $3.3 million was recognized as non-cash equity-based compensation and other expense during the year ended December 31, 2021 related to common shares of Enviva Inc. subject to restriction into which the Series B units were converted whose fair value were then measured at $50.5 million. During the year ended December 31, 2022, $24.4 million was recognized as expense, of which $15.2 million was classified as non-cash equity-based compensation and other expense and $9.2 million was classified as executive separation. During the year ended December 31, 2023, $19.0 million was recognized as expense, of which $10.8 million was classified as non-cash equity-based compensation and other expense and $8.2 million was classified as restructuring inclusive of related severance expenses. The common shares subject to restriction have had or will have their restrictions released as follows: one-third on each of December 31, 2022, 2023 and 2024. The unrecognized estimated non-cash equity-based compensation and other expense relating to outstanding common shares subject to restriction as of December 31, 2023 was $3.8 million, which will be recognized over the remaining vesting period.
Employee Awards
The following table summarizes information regarding Employee Awards under the LTIP:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units		Total Employee Awards Restricted Stock Units
	Units	Weighted-Average Grant Date Fair Value (per unit)(1)	Units	Weighted-Average Grant Date Fair Value (per unit)(1)	Units	Weighted-Average Grant Date Fair Value (per unit)(1)
Nonvested December 31, 2022	751,603	$61.19	546,169	$52.17	1,297,772	$57.39
Granted	1,928,844	$22.20	173,560	$47.02	2,102,404	$24.24
Forfeitures	(354,227)	$39.25	(328,512)	$60.81	(682,739)	$49.62
Vested	(531,625)	$38.68	(167,699)	$62.25	(699,324)	$44.33
Nonvested December 31, 2023	1,794,595	$24.74	223,518	$69.84	2,018,113	$29.73
(1) Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
Time-based Employee Awards vest on the third or fourth anniversary of the grant date and their fair value is measured based on the market price per share on the applicable date of grant or modification. Performance-based Employee Awards vest in three or four years, where the number of shares that vest depend the total shareholder return for Enviva Inc., relative to the constituents of the S&P 500 index over the units’ respective performance periods. This vesting condition is accounted for as a market, not a performance, condition under the stock compensation accounting standard. Their grant date fair values were determined using a

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
Monte Carlo multivariate model following standard assumptions. If their service condition is met, the compensation cost for these awards must be recognized even if the market condition is not achieved.
The fair value of the Employee Awards granted during 2023, 2022 and 2021 was $51.0 million, $39.4 million and $27.7 million, respectively. Compensation cost is based on the grant or modification date fair value. Changes in compensation cost due to passage of time or forfeitures are recorded as adjustments to non-cash equity-based compensation expense and equity.
We recognize non-cash equity-based compensation expense for the shares awarded in cost of goods sold and selling, general, administrative, and development expenses. For the years ended December 31, 2023, 2022 and 2021, we recognized $4.7 million, $2.8 million and $2.3 million of cost of goods sold expense, respectively. For the years ended December 31, 2023, 2022 and 2021, we recognized $14.8 million, $18.1 million and $25.7 million of selling, general, administrative, and development expenses, respectively. For the year ended December 31, 2023, we recognized $3.5 million in restructuring inclusive of related severance expenses. For the year ended December 31, 2022, we recognized $7.6 million as executive separation.
We paid $17.2 million, $16.9 million and $11.0 million to satisfy the withholding tax requirements associated with 531,625, 404,913 and 312,528 time-based Employee Awards and 167,699, 260,725 and 156,801 performance-based Employee Awards that vested under the LTIP during the years ended December 31, 2023, 2022 and 2021, respectively.
The unrecognized estimated non-cash equity-based compensation expense relating to outstanding Employee Awards at December 31, 2023 was $29.9 million, which will be recognized over the remaining vesting period.
Director Awards
The following table summarizes information regarding Director Awards to independent directors of the Company under the LTIP:

	Time-Based Restricted Stock Units
	Units	Weighted-Average Grant Date Fair Value (per unit)(1)
Nonvested December 31, 2022	18,729	$72.07
Granted	34,167	$44.83
Forfeitures	(3,463)	$44.83
Vested	(18,729)	$72.07
Nonvested December 31, 2023	30,704	$44.83
(1) Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
In January 2023, Director Awards were granted valued at $1.5 million and which vest on the first anniversary of the grant date in January 2024.
For the years ended December 31, 2023, 2022 and 2021 we recorded $1.4 million, $1.3 million and $0.8 million of non-cash equity-based compensation expense with respect to the Director Awards. The unrecognized estimated non-cash equity-based compensation cost relating to outstanding Director Awards at December 31, 2023 is $0.1 million and will be recognized over the remaining vesting period.
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
DER dividends paid related to time-based Employee Awards were $0.8 million, $3.3 million and $3.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023 and 2022, there were no DER dividends unpaid related to time-based Employee Awards.

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
DER dividends unpaid related to the performance-based Employee Awards are estimated based on our actual relative total shareholder return to date for each performance period through December 31, 2023 and were as follows as of December 31:

	2023	2022
Accrued liabilities	$—	$3,690
Other long-term liabilities	—	3,876
Total unpaid DERs related to performance-based Employee Awards	$—	$7,566
(19) Net Loss per Enviva Inc. Common Share
Net loss per basic and diluted Enviva Inc. common share were computed as follows for the years ending December 31:

	2023	2022
Net loss attributable to Enviva Inc.	$(685,994)	$(168,307)
Dividend equivalent rights paid on time-based restricted stock units	(854)	(3,470)
Net loss attributable to Enviva Inc. common stockholders	$(686,848)	$(171,777)
Weighted average shares outstanding - basic and diluted	71,236	66,312
Net loss per common share - basic and diluted	$(9.64)	$(2.59)
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
(20) Commitments and Contingencies
We have entered into throughput agreements expiring between 2028 and 2036 to receive terminal and stevedoring services at certain of our terminals, some of which include options to extend for up to 5 years. The agreements specify a minimum cargo throughput requirement at a fixed price per ton or a fixed fee, subject to an adjustment based on the consumer price index or the producer price index, for a defined period of time, ranging from monthly to annually. At December 31, 2023, we had approximately $38.2 million related to firm commitments under such terminal and stevedoring services agreements. For the years ended December 31, 2023, 2022 and 2021, terminal and stevedoring services expenses were $12.0 million, $10.7 million and $12.3 million, respectively.
We have entered into long-term arrangements to secure transportation from our plants to our export terminals. Under certain of these agreements, which expire between 2025 through 2032, we are committed to various annual minimum volumes under multi-year fixed-cost contracts with third-party logistics providers for trucking and rail transportation, subject to increases in the consumer price index and certain fuel price adjustments. For the years ended December 31, 2023, 2022 and 2021, ground transportation expenses were $57.9 million, $53.9 million and $43.8 million, respectively.
We have entered into long-term supply arrangements, expiring between 2024 through 2026, to secure the supply of wood pellets from third-party vendors. The minimum annual purchase volumes are at a fixed price per MT adjusted for volume, pellet quality and certain shipping-related charges. Under long-term supply arrangements, we purchased approximately $27.0 million, $62.6 million and $109.6 million of wood pellets for the years ended December 31, 2023, 2022 and 2021, respectively.

ENVIVA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(In thousands, except number of shares or units, per share or per unit amounts, and unless otherwise noted)
Fixed and determinable portions of the minimum aggregate future payments under these firm terminal and stevedoring services, ground transportation and wood pellet supply agreements, with a remaining term in excess of one year as of December 31, 2023, for the next five years are as follows:

2024	$118,668
2025	118,417
2026	92,328
2027	30,868
2028	31,490
Total	$391,771
In order to mitigate volatility in our shipping costs, we have entered into fixed-price shipping contracts with reputable shippers matching the terms and volumes of certain of our off-take contracts for which we are responsible for arranging shipping. Contracts with shippers, expiring between 2024 through 2039, include provisions as to the minimum amount of MT per year to be shipped and may also stipulate the number of shipments. Pursuant to these contracts, the terms of which extend up to 19 years, charges are based on a fixed-price per MT, and, in some cases, there are adjustment provisions for increases in the price of fuel or for other distribution-related costs. The charge per MT varies depending on the loading and discharge port. Shipping expenses included in cost of goods sold for the years ended December 31, 2023, 2022 and 2021 was $175.6 million, $132.5 million and $94.7 million, respectively.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Exchange Act) was carried out under the supervision and with the participation of management, including the Interim Chief Executive Officer and Chief Financial Officer. Due to the material weaknesses described below, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2023, were not effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
Internal Control over Financial Reporting
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for us as defined in Rules 13a‑15(f) and 15d‑15(f) of the Exchange Act. Under the supervision of, and with the participation of our management, including the Interim Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework in 2013, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2023, our internal controls over financial reporting were not effective because of the material weaknesses described below. The material weaknesses outlined below related to recoverability of customer assets, fixed assets, accounting for reimbursable shipping and handling costs, leases, and embedded derivatives within the financial statement close process existed as of December 31, 2023 and 2022.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses in our internal control as described below resulted in the restatement of the Company's condensed consolidated financial statements for the interim periods ended March 31, 2023, June 30, 2023, and September 30, 2023, included in this report.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, and has expressed an adverse opinion, which appears in their report which is included below.
Material Weakness in Internal Control over Financial Reporting – Recoverability of customer assets
As previously disclosed in Part II, Item 9A of our 2022 Form 10-K, we identified a material weakness as of December 31, 2022, related to the ineffective design and execution of internal controls over the evaluation of the recoverability of customer assets recorded, which remained unremediated as of December 31, 2023.
We evaluated the material weakness and implemented a plan of remediation to strengthen our internal controls related to the customer assets recoverability testing process. We have continued to review, revise, and improve the effectiveness of our internal controls, including taking the following steps to remediate this material weakness:
•Enhanced the level of precision at which our internal controls over financial reporting relating to customer asset recoverability assessments are performed; and
•Improved our documentation to strengthen the support for the judgments applied in the recoverability analyses.
Such controls must be in place and operating effectively for a sufficient period of time in order to validate the full remediation of the material weakness. We will not be able to conclude whether these efforts will fully remediate the material weakness until the updated process has operated for a sufficient period of time and management has concluded, through testing, that such controls are designed and operating effectively.

Material Weakness in Internal Control over Financial Reporting – Fixed assets
We did not maintain effective internal controls over the fixed assets process that in aggregate, represents a material weakness in the operation of internal controls. Specifically, we did not adequately execute effective controls and maintain sufficient evidence of management’s review for (i) the recognition of fixed assets, related accruals, and disposals in the correct accounting period, (ii) the recognition of depreciation in the correct accounting period, and (iii) the proper accounting for capitalization of interest.
Remediation Plan to Address Material Weakness – Fixed assets
The Company, with oversight by the Audit Committee of the Board, is actively developing and implementing a comprehensive remediation plan that will include the following key initiatives:
•Enhancing the timeliness of the operation of controls relating to the accounting and monitoring of fixed assets and related balances;
•Improving our documentation to strengthen the support for the judgments applied in the recognition of fixed assets and the related accruals and depreciation amounts, including engaging a third party to assist as additional resources; and
•Refining policies and procedures for fixed asset recognition and monitoring.
Material Weakness in Internal Control over Financial Reporting – Accounting for reimbursable shipping and handling costs
We did not design effective internal controls over the accounting for reimbursable shipping and handling costs recorded as revenue. Specifically, we did not implement and design controls at an appropriate level of precision to (i) properly recognize reimbursable shipping and handling costs, (ii) properly and timely update and reconcile revenue recognized and cost of goods sold in accordance with ASC 606, Revenue from contracts with customers.
Remediation Plan to Address Material Weakness – Accounting for reimbursable shipping and handling costs
The Company, with oversight by the Audit Committee of the Board, is actively developing and implementing a comprehensive remediation plan that will include the following key initiatives:
•Implementing internal controls over financial reporting relating to accounting for reimbursable shipping and handling costs; and
•Improving our documentation to strengthen the support for the judgments applied in assessing the impact of reimbursable shipping and handling costs to revenue recognized and cost of goods sold in accordance with ASC 606, Revenue from contracts with customers.
Material Weakness in Internal Control over Financial Reporting – Leases
We did not maintain effective internal controls over the lease process that in aggregate, represents a material weakness in the operation of internal controls. Specifically, we did not adequately execute effective controls and maintain sufficient evidence of management’s review for (i) the identification of lease and embedded lease contracts, (ii) proper calculation of the right-of-use asset and lease liability, financing obligation, and lease receivable.
Remediation Plan to Address Material Weakness – Leases
The Company, with oversight by the Audit Committee of the Board, is actively developing and implementing a comprehensive remediation plan that will include enhancing the execution of controls relating to the accounting and monitoring of lease asset and liability related balances.
Material Weakness in Internal Control over Financial Reporting – Financial Close Process
We did not operate effective internal controls over the preparation and review of account reconciliations for numerous accounts, primarily impacting prepaid, other assets, and accrued and other liabilities balances. Additionally, we did not design or implement controls to monitor embedded derivatives for material changes in fair value. In aggregate, these deficiencies represent a material weaknesses in the financial close process.
Remediation Plan to Address Material Weakness – Financial Close Process
The Company, with oversight by the Audit Committee of the Board, is actively developing and implementing a comprehensive remediation plan that will include the following key initiatives:
•Improving our documentation to strengthen the account reconciliation review process;

•Implementing internal controls over financial reporting relating to the monitoring of embedded derivatives; and
•Implementing additional training to ensure consistency of the preparation and review of account reconciliations across the organization.
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
Changes in Internal Control over Financial Reporting
We are taking actions to complete the remediation of the remaining material weaknesses relating to our internal control over financial reporting, as described above. Except as otherwise described herein, there were no changes in our internal control over financial reporting (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that occurred during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Enviva Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Enviva Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, Enviva Inc. and subsidiaries (the Company) has not maintained effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses in the design of controls related to the Company’s process for accounting for reimbursable shipping and handling costs, in the design and operation of controls for assessing customer assets for recoverability and in the financial statement close process, and in the operation of controls over the Company’s process for fixed assets and accounting for leases.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated October 3, 2024, which expressed an unqualified opinion thereon, that included an explanatory paragraph regarding the Company’s ability to continue as a going concern.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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
October 3, 2024

ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The following sets forth information concerning each member of the Board, including their name, age, principal occupation or employment for at least the past five years and the period for which such person has served as a director of Enviva, as of September 6, 2024. There are no family relationships among any of our directors or executive officers.

Director Name	Age	Position	Director Since
Glenn T. Nunziata	51	Interim Chief Executive Officer, Chief Financial Officer, and Director	2023
Ralph Alexander	69	Lead Independent Director and Acting Chairman	2013
John C. Bumgarner, Jr.	82	Director	2015
Martin N. Davidson	63	Director	2021
Jim H. Derryberry	79	Director	2018
John K. Keppler	53	Director	2023
Gerrit L. Lansing, Jr.	51	Director	2020
Pierre F. Lapeyre, Jr.	62	Director	2021
David M. Leuschen	73	Director	2021
Thomas Meth	51	President, Director	2022
Gary L. Whitlock	75	Director	2016
Janet S. Wong	66	Director	2015
Eva T. Zlotnicka	41	Director	2021
Board Matrix
The following matrix provides demographic information regarding each director.

	Gender			Race or Ethnicity
	Man	Woman	Did Not Disclose Gender	African American or Black	Asian	White	Two or More Races or Ethnicities	Did Not Disclose Race
Demographic Background	10	2	1	1	1	9	1	1
Directors
Glenn T. Nunziata. Mr. Nunziata is a director of the Board and has served as interim Chief Executive Officer and Chief Financial Officer since November 2023, after joining Enviva as Executive Vice President and Chief Financial Officer in August 2023. As interim CEO, Mr. Nunziata oversees all aspects of Enviva’s day-to-day operations, with a current focus on strengthening the Company’s balance sheet and providing strategic financial leadership to support the company’s transformation. Between September of 2015 and December of 2022, Mr. Nunziata served as CFO of Smithfield Foods Inc., an $18 billion company that owns and operates processing facilities across the U.S. and works with thousands of farmers and landowners each year managing its diversified supply chain. Prior to his tenure at Smithfield, he held various positions of increasing responsibility at EY over the span of 19 years, most recently as a Partner in Assurance Services. Mr. Nunziata holds a Bachelor of Science and a Masters in Accounting from James Madison University.
Ralph Alexander Mr. Alexander has served as director on the Board since our inception in November 2013. On September 19, 2023, Mr. Alexander began duties as Interim Chairman of the Board when Mr. Keppler stepped down from his position as Executive Chairman. Mr. Alexander also served as Lead Independent Director of the Board and was formerly Executive Chairman of Talen Energy Corp from November of 2021 until May 2023 where he previously served as CEO from December 2016. He became affiliated with Riverstone Holdings LLC in September 2007. For nearly 25 years, Mr. Alexander served in various positions with subsidiaries and affiliates of BP plc, one of the world’s largest oil and gas companies. From June 2004 until December 2006, he served as Chief Executive Officer of Innovene, BP’s $20 billion olefins and derivatives subsidiary. From 2001 until June 2004, he served as Chief Executive Officer of BP’s Gas, Power and Renewables and Solar segment and was a member of the BP group executive committee. Prior to that, Mr. Alexander served as a Group Vice President in BP’s Exploration and Production segment and BP’s Refinery and Marketing segment. He held responsibilities for various regions of the world, including North America, Russia, the Caspian, Africa, and Latin America. Prior to these positions, Mr. Alexander held various positions in the upstream, downstream, and finance groups of BP. Mr. Alexander has served on the board of NET

Power LLC since June 2023. From December 2014 through December 2016, Mr. Alexander served on the board of EP Energy Corporation. He has previously served on the boards of Talen Energy Corporation, Foster Wheeler, Stein Mart, Inc., Amyris, and AngloAmerican plc. Mr. Alexander holds an M.S. in Nuclear Engineering from Brooklyn Polytech (now NYU School of Engineering—Polytechnic) and an M.S. in Management Science from Stanford University.
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
John K. Keppler. Mr. Keppler joined the board of directors upon the Company’s founding. He previously served as the Company’s Executive Chairman of the Board from April 2023 to September 2023 and, prior to that, as the Company’s Chairman and Chief Executive Officer from 2004 until November 2022, having co-founded Intrinergy with Mr. Meth in 2004. Mr. Keppler led Enviva Partners, LP (NYSE: EVA) to its initial public offering on the New York Stock Exchange on April 29, 2015, making it the first publicly traded company in the industry and also led the Company’s acquisition of its former sponsor in 2021 and conversion of the Company from a master limited partnership to a Delaware corporation. He serves on the board of directors of the Sustainable Biomass Program (SBP), a non-profit standard-setting organization that manages a voluntary certification system designed for woody biomass used in energy production. Mr. Keppler serves as the chairman of the board of Red Sea Science and Technology, Inc where he has been a director since May of 2023, and has been Executive Chairman of Iyris, Inc. since April 2024. In 2021, Mr. Keppler was named an Entrepreneur Of The Year® 2021 National Award winner by Ernst & Young LLP (EY US). He holds a Bachelor of Arts in Political Economy from the University of California, Berkeley, as well as a Master of Business Administration from the Darden Graduate School of Business Administration at the University of Virginia.

Gerrit (“Gerrity”) L. Lansing, Jr. Mr. Lansing joined the board of directors of the general partner of Enviva Partners, LP in October 2020 and has continued to serve as a member of the board of directors of Enviva Inc. since 2021 Mr. Lansing has been a Managing Director and Partner of BTG Pactual and Head of International Private Markets at BTG Pactual, which includes BTG Pactual Timberland Investment Group (“TIG”). where he has served since 2013. TIG is one of the world’s largest timberland investment managers with over $6 billion under management across nearly 3 million acres. Mr. Lansing leads a management team at TIG with more than 800 years of combined experience and which operates in accordance with the UN Principles for Responsible Investment and with first-class sustainable forestry practices including those set forth by the Forest Stewardship Council and Programme for the Endorsement of Forest Certification, as validated by extensive independent audits. Prior to his current role, he was a Founder and Chief Executive Officer of Equator, LLC and its Brazilian subsidiary, TTG Brasil Investimentos Florestais Ltda, which was acquired by BTG Pactual in 2012. Prior to this, as Chief Executive Officer, Mr. Lansing spent nearly a decade building Madison Trading, LLC and Chatham Energy Partners, LLC (acquired by The Intercontinental Exchange). He is on the board of directors of the Nasher Museum of Art at Duke University, the Buckley School in New York City, the National Alliance of Forest Owners, La Fundación de la Universidad del Valle de Guatemala, and TIG portfolios companies Lumin, Vista Hermosa and Caddo Sustainable Timberlands. Mr. Lansing received his B.A. from Duke University.
Pierre F. Lapeyre, Jr. Mr. Lapeyre joined the board of directors of the general partner of Enviva Partners, LP in March 2021 and has continued to serve as a member of the board of directors of Enviva Inc. Mr. Lapeyre is a co-founder and senior managing director of Riverstone Holdings LLC. Prior to co-founding Riverstone in 2000, Mr. Lapeyre was a managing director of Goldman Sachs in its Global Energy & Power Group. Mr. Lapeyre joined Goldman Sachs in 1986 and spent his 14-year investment banking career focused on energy and power and leading client coverage and execution of a wide variety of M&A, IPO, strategic advisory, and capital markets financings for clients across all sectors of the industry. Mr. Lapeyre received his B.S. in Finance/Economics from the University of Kentucky and his M.B.A. from the University of North Carolina at Chapel Hill. Mr. Lapeyre serves on the boards of directors or equivalent bodies of a number of public and private Riverstone portfolio companies and their affiliates. In addition to his duties at Riverstone, Mr. Lapeyre serves on the Executive Committee of the Board of Visitors of the MD Anderson Cancer Center and is a Trustee and Treasurer of The Convent of the Sacred Heart.
David M. Leuschen. Mr. Leuschen joined the board of directors of the general partner of Enviva Partners, LP in April 2021 and has continued to serve as a member of the board of directors of Enviva Inc. Mr. Leuschen is the Co-Founder and Senior Managing Director of Riverstone. He sits on the Investment Committees of all the various Riverstone investment vehicles. Prior to founding Riverstone, Mr. Leuschen was a Partner and Managing Director at Goldman Sachs and founder and head of the Goldman Sachs Global Energy and Power Group. Mr. Leuschen was responsible for building the Goldman Sachs energy and power investment banking practice into one of the leading franchises in the global energy and power industry. Mr. Leuschen additionally served as Chairman of the Goldman Sachs Energy Investment Committee, where he was responsible for screening potential direct investments by Goldman Sachs in the energy and power industry. Mr. Leuschen has served as a Director of Cambridge Energy Research Associates, Cross Timbers Oil Company (predecessor to XTO Energy) and J. Aron Resources. He currently serves on the Boards of Directors of Riverstone Energy Limited, Centennial Energy Development, and CNOR. He is also president and sole owner of Switchback Ranch LLC and on the Advisory Board of Big Sky Investment Holdings LLC. David serves on a number of nonprofit boards of directors, including as a Trustee of United States Olympic Committee Foundation, a Director of Conservation International, a Director of the Peterson Institute for International Economics, a Founding Member of the Peterson Institute’s Economic Leadership Council, a Director of the Wyoming Stock Growers Association, and a Director of the Montana Land Reliance. Mr. Leuschen received his A.B. from Dartmouth and his M.B.A. from Dartmouth’s Amos Tuck School of Business.
Thomas Meth. Mr. Meth is a co-founder of Enviva, and began serving as President in November 2023. Previously, Mr. Meth served as President and Chief Executive Officer from November 2022, President from May 2022, and Executive Vice President and Chief Commercial Officer from December 2021, and, prior to that, as Executive Vice President, Sales and Marketing of the general partner of Enviva Partners, LP and later Enviva Inc. from November 2013. He also co-founded Intrinergy, the predecessor to our former sponsor, in 2004. From 1993 to 2000, Mr. Meth was Director of Sales for Europay Austria, a consumer financial services company that offered MasterCard, Maestro, and Electronic Purse services. Mr. Meth holds a bachelor of commerce from Vienna University of Economics and Business Administration in Austria as well as an M.B.A. from The Darden Graduate School of Business Administration at The University of Virginia.

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
Janet S. Wong. Ms. Wong joined the board of directors of the general partner of Enviva Partners, LP in April 2015 and has continued to serve as a member of the board of directors of Enviva Inc. She is a licensed Certified Public Accountant and has more than 30 years of public accounting experience. She is a partner (retired) with KPMG, an international professional services firm, where she gained extensive industry experience in technology, manufacturing, energy, financial services, and consumer products. Currently, Ms. Wong serves on the board of Lucid Group, Inc., a technology manufacturer of electric vehicles and energy storage since July 2021, where she is Chair of the Audit Committee, Lumentum Holdings Inc., a market-leading high technology manufacturer of innovative optical and photonics products since September 2020, and TWFG, Inc., an insurance and financial services company since July 2024, where she is Chair of the Audit Committee. Previously, she served on the board of Shine Technologies from April 2022 to August 2023, a private company focused on nuclear technology and clean energy and on the board of Allegiance Bancshares, Inc., a financial services company from April 2022 to September 2022. In addition, she serves on the following non-profit boards: the Board of the Louisiana Tech University Foundation and the Board of the Tri-Cities Chapter of the National Association of Corporate Directors. She holds a Master of Professional Accountancy from Louisiana Tech University and a Master of Taxation from Golden Gate University. She completed the Director Certificate through the Executive Education Program at Harvard Business School and Directors’ College at the Stanford Law School. She is an NACD (National Association of Corporate Directors) Certified® Director, a professional credential supporting her qualifications and experience as a corporate board director.
Eva T. Zlotnicka. Ms. Zlotnicka joined the Board of Directors of Enviva Inc. in December 2021. She is Founder and until December of 2023, President of Inclusive Capital Partners, a San Francisco-based investment firm that partnered with companies enabling solutions to address environmental and social problems. Just prior to founding Inclusive Capital Partners in July 2020, she was a Founder and Managing Director of the ValueAct Spring Fund (now known as Inclusive Capital Partners Spring Fund) and Head of Stewardship at ValueAct Capital. Prior to joining ValueAct Capital in February 2018, Ms. Zlotnicka spent more than 10 years on the sell side, including as US lead Sustainability and Environmental, Social and Governance (ESG) equity research analyst at Morgan Stanley. Ms. Zlotnicka is currently a director of Unifi, Inc. (where she serves on the Audit Committee and as chairman for the Corporate Governance and Nominating Committee) since August 2018. Ms. Zlotnicka previously served as a director of Aircela Inc. from June 2022 to July 2024, Hawaiian Electric Industries from February 2020 to May 2021, of Arcadia Power, and of the Sustainable Ocean Alliance. Ms. Zlotnicka also co-founded Women Investing for a Sustainable Economy (WISE), a global professional community. She has two B.S.c. degrees from the University of Pennsylvania, including one from the Wharton School, and an M.B.A. and a Master of Environmental Science degree from Yale University.
CORPORATE GOVERNANCE
Director Independence
Our Board currently consists of thirteen members. Under the listing requirements and rules of the NYSE, independent directors must constitute a majority of our Board. In addition, the rules of the NYSE require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and corporate governance committees must be independent. Under the rules of the NYSE, a director will qualify as an “independent director” only if, in the affirmative opinion of that company’s board of directors, that person has no material relationship with the company, either directly or as an officer, partner, or stockholder of a company that has a relationship with the company. In addition, such director must meet the bright-line test for independence set forth by the NYSE rules.
Additionally, compensation committee members must not have a relationship with us that is material to the director’s ability to be independent from management in connection with the duties of a compensation committee member.

Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. To be considered independent for purposes of Rule 10A-3 of the Exchange Act, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: (i) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (ii) be an affiliated person of the listed company or any of its subsidiaries.
Our Board has undertaken a review of its composition, the composition of its committees, and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment, and affiliations, including family relationships, our Board has affirmatively determined that all members of our Board, except Mr. Nunziata and Mr. Meth do not have any material relationships with the Company and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements of the NYSE. Our Board also determined that John C. Bumgarner, Jr., Gary L. Whitlock, and Janet S. Wong, who constitute our Audit Committee, John C. Bumgarner, Jr., Pierre F. Lapeyre, Jr., and Gerrity Lansing Jr., who constitute our Compensation Committee, and Ralph Alexander, Janet S. Wong, and Eva T. Zlotnicka, who constitute our Nominating and Corporate Governance Committee, satisfy the respective independence standards for those committees established by applicable rules and regulations of the SEC and the listing requirements of the NYSE. In making this determination, our Board considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director and the transactions involving each non-employee director, if any, described in “Certain Relationships and Related Party Transactions and Director Independence.”
Code of Business Conduct and Ethics and Corporate Governance Guidelines
We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to our directors, officers, and employees, as well as to affiliates that perform work for us. The Code also serves as the financial code of ethics for our Chief Executive Officer, Chief Financial Officer, controller, and other senior financial officers. Any waiver of the Code may be made only by the Board or a committee thereof and will be promptly disclosed if and as required by law, the rules and regulations of the SEC, and the listing requirements of the NYSE. Any amendment to the Code may be made only by the Board. If an amendment is so made, appropriate disclosure will be made in accordance with legal requirements (including the rules and regulations of the SEC) and the listing requirements of the NYSE.
We have also adopted Corporate Governance Guidelines that outline the important policies and practices regarding our governance. Our Corporate Governance Guidelines should be interpreted in accordance with any requirements imposed by federal or state laws or regulations, the NYSE, and our governing organizational documents. Although our Corporate Governance Guidelines have been approved by the Board, it is expected that these Corporate Governance Guidelines will evolve over time as customary practice and legal requirements change. In particular, guidelines that encompass legal, regulatory, or stock exchange requirements as they currently exist will be deemed to be modified as and to the extent such legal, regulatory, or stock exchange requirements are modified. In addition, the Nominating and Corporate Governance Committee periodically will review and reassess the adequacy of the Corporate Governance Guidelines and recommend any proposed changes to the Board for approval.
We make available free of charge, within the “Investor Relations” section of our website at www.envivabiomass.com and in print to any interested party who so requests, our Code, Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, Finance Committee Charter, HSSE Committee (as defined below) Charter, and Nominating and Corporate Governance Committee Charter. Requests for print copies may be directed to Investor Relations, Enviva Inc., 7272 Wisconsin Ave., Suite 1800, Bethesda, Maryland 20814, or by telephone at (301) 657-5560. We will post on our website all waivers to or amendments of the Code, which are required to be disclosed by applicable law and the listing requirements of the NYSE.
Hedging Transactions
Pursuant to the Company’s Insider Trading Policy, all directors, officers, and other employees of the Company, as well as outside consultants that receive or are aware of material, non-public information regarding the Company or its business partners (“Insiders”), are prohibited from making any short sales of any securities of the Company and from engaging in transactions involving Company-based derivative securities. This prohibition includes, but is not limited to, trading in Company-based option contracts, transacting in straddles or collars, hedging (generally purchasing any financial instrument or engaging in any transactions that hedge or offset, or are designed to hedge or offset, any decrease in the market value of the Company’s securities), and writing puts or calls. In addition, pursuant to the Company’s Insider Trading Policy, Insiders are prohibited from holding the Company’s securities in a margin account or pledging securities of the Company as collateral for a loan unless approval is first obtained from the Company’s general counsel. Pledging of the Company securities in conjunction with hedging transactions is prohibited.
Stockholder Communications
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
BOARD OF DIRECTORS AND COMMITTEES
During the fiscal year ended December 31, 2023, our Board met sixteen times. Each director attended at least 75% of the aggregate of the total number of meetings of the Board and meetings of the committees of which he or she was a member in our last fiscal year. The Board encourages all directors to attend the annual meeting of stockholders, if practicable. The Board has a standing Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, HSSE Committee, and Finance Committee. Except for the Finance Committee, all members of such committees are non-employee directors whom the Board has determined are independent under the applicable independence standards.
Board Leadership Structure
The Company’s governing documents allow the roles of Executive Chairman of the Board and Chief Executive Officer to be filled by the same or different individuals. This approach allows the Board flexibility to determine whether the two roles should be separate or combined based upon the Company’s needs from time to time. Currently, Mr. Alexander serves as the Acting Chairman of the Board. Mr. Alexander qualifies as an independent director under the applicable criteria for independence set forth in the listing standards of the NYSE. Mr. Alexander also serves as Lead Independent Director. Pursuant to the Company’s Corporate Governance Guidelines, the duties and functions of the Lead Independent Director include the following:
•presiding over executive sessions of the non-management directors;
•presiding over executive sessions of the directors who qualify as independent directors (the “NYSE Independent Directors”) at any time the non-management members of the Board include directors who are not NYSE Independent Directors;
•consulting with any executive chairman and the Chief Executive Officer concerning the Board’s agendas;
•coordinating the activities of the non-management directors and NYSE Independent Directors, as applicable, and the agenda for executive sessions;
•communicating feedback to any executive chairman and the Chief Executive Officer following executive sessions of the NYSE Independent Directors;
•fostering an environment of open dialogue and constructive feedback among the NYSE Independent Directors;
•calling meetings of the NYSE Independent Directors;
•serving as a liaison, along with Board committee chairpersons, between the NYSE Independent Directors and any executive chairman; provided that this does not in any way diminish the Chief Executive Officer’s accountability to the Board in its entirety or the ability of any individual Board member and the Chief Executive Officer to communicate directly with each other;
•being available to the Chief Executive Officer for consultation on issues of corporate importance that may involve Board action, and in general serving as a resource to the Chief Executive Officer on an as-needed basis;

•at the standing invitation of the Board’s committees, attending meetings of Board committees on which the Lead Independent Director does not already serve;
•assisting the Nominating and Corporate Governance Committee with its oversight of the annual evaluation of the Board and its committees and communicating results of any individual director assessments to individual Board members;
•consulting with the Nominating and Corporate Governance Committee with respect to recommendations for the nomination of Board members to the Board’s committees;
•subject to the Company’s policies regarding public communications, when deemed appropriate, representing the NYSE Independent Directors in engaging with stockholders; and
•performing such other duties as the Board may determine from time to time.
The Board believes all of the foregoing factors provide an appropriate balance between effective and efficient Company leadership and sufficient oversight by the non-employee directors. The Board regularly considers its leadership structure to ensure that the structure is appropriate in light of the needs of the Company’s business, and the Board is open to different structures as circumstances may warrant.
Risk Oversight
The Board has overall responsibility for the oversight of the Company’s risk management process, which is designed to support the achievement of organizational objectives, including strategic objectives, improve long-term organizational performance, and enhance stockholder value. Risk management includes not only understanding Company-specific risks and the steps management implements to manage those risks, but also what level of risk is acceptable and appropriate for the Company. Management is responsible for establishing our business strategy, identifying and assessing the related short-, medium-, and long-term risks, and implementing appropriate risk management practices. The Board periodically reviews our business strategy and management’s assessment of the risk environment and related risks and discusses with management the appropriate level of risk for the Company. Each of our Board committees also oversees the management of risks that fall within the committee’s areas of responsibility. In performing this function, each committee has full access to management, as well as the ability to engage advisors.
The Audit Committee oversees the Company’s compliance with legal and regulatory requirements and assists the Board in fulfilling its oversight responsibilities with respect to risk management in the areas of internal control over financial reporting and disclosure controls and procedures, and legal and regulatory compliance, and discusses with management the Company’s guidelines and policies with respect to risk assessment and risk management. In connection with its risk management role, our Audit Committee meets periodically, both in open session and privately, with representatives from our independent registered public accounting firm and with our Chief Financial Officer. The Audit Committee receives regular reports on, and assessments of, the Company’s internal controls from members of management responsible for financial controls. In addition, the Audit Committee receives the independent registered public accounting firm’s assessment of the Company’s internal controls and financial risks, which includes the independent registered public accounting firm’s report on its procedures for identifying fraud and addressing any risk of management override. The Audit Committee also receives management reports regarding specific areas of financial risk and discusses strategies to mitigate risk.
The HSSE Committee oversees the Company’s plans, programs, and processes to evaluate and manage health, safety, sustainability, and environmental risks to the Company’s business, operations, employees, products, and reputation and to the public, including climate risks. Climate risks subject to the oversight of the HSSE Committee include those that may result from increasing concentrations of GHGs in the earth’s atmosphere and potentially have significant physical effects, such as sea-level rise and increased frequency and severity of storms, floods, and other climatic events, including forest fires. Furthermore, the HSSE Committee reviews and discusses such risks with management and helps management to design and implement policies and procedures to properly manage such risks.
The Nominating and Corporate Governance Committee assists the Board in shaping the corporate governance of the Company. The Nominating and Corporate Governance Committee receives updates and advice from management and outside advisors regarding the Company’s procedures for complying with corporate governance regulations, as well as with respect to the Company’s governance structure and protections. The Nominating and Corporate Governance Committee also develops and annually reviews and recommends to the Board a set of Corporate Governance Guidelines to be adopted for the Company to further the goal of providing effective governance.

The Compensation Committee assists the Board with its oversight of the compensation of the Company’s employee compensation policies and practices, including determining and approving the compensation of the Company’s directors, Chief Executive Officer, and other executive officers. The Compensation Committee receives updates and advice on the ongoing advisability of the Company’s compensation practices both from management and from the Compensation Committee’s independent consultant.
The Finance Committee, formed on May 25, 2023, assists the Board with its oversight responsibilities regarding financial matters, including the Company’s financial status and capital structure, debt and equity financings, compliance with covenants of material debt instruments, cash management and other banking activities, investor/stockholder relations and relationships with various financial constituents. The Finance Committee assists the Board in reviewing capital expenditures and other capital spending plans, and overseeing and reviewing the financial plans and policies of the Company and, with the Chief Executive Officer, establishing goals and targets consistent with the management and implementation of such plans and policies. The Finance Committee reports regularly to the Board on its findings and recommendations.
Board Committees
The Board has five standing committees: an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee, an HSSE Committee, and a Finance Committee.
Audit Committee
Responsibilities of the Audit Committee, which are set forth in the Audit Committee Charter posted on the Company’s website, include, among other duties, assisting the Board in fulfilling its oversight responsibilities regarding:
•the integrity of our financial statements,
•compliance with legal and regulatory requirements and corporate policies and controls,
•qualifications, independence, and performance of our independent registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review, or attest services for the Company, and
•effectiveness and performance of the Company’s internal audit function.
The members of the Audit Committee are Mr. Bumgarner, Mr. Whitlock, and Ms. Wong, with Ms. Wong serving as the Chairperson. In addition, the Board believes Ms. Wong satisfies the definition of “audit committee financial expert.”
The Audit Committee met nine times during 2023.
Compensation Committee
Responsibilities of the Compensation Committee, which are set forth in the Compensation Committee Charter that is posted on the Company’s website, include, among other duties, the responsibility to:
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

The members of the Compensation Committee are Mr. Bumgarner, Mr. Lapeyre, and Mr. Lansing, with Mr. Bumgarner serving as the Chairperson.
The Compensation Committee met ten times during 2023.
Nominating and Corporate Governance Committee
Responsibilities of the Nominating and Corporate Governance Committee, which are set forth in the Nominating and Corporate Governance Committee Charter that is posted on the Company’s website, include, among other duties, the responsibility to:
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
The members of the Nominating and Corporate Governance Committee are Mr. Alexander, Ms. Wong, and Ms. Zlotnicka, with Mr. Alexander serving as the Chairperson.
The Nominating and Corporate Governance Committee met five times during 2023.
Health, Safety, Sustainability, and Environmental Committee
Responsibilities of the HSSE Committee, which are set forth in the Health, Safety, Sustainability, and Environmental Committee Charter that is posted on the Company’s website, include, among other duties, assisting the Board in fulfilling its oversight responsibilities with respect to the Board’s and our continuing commitment to:
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
The members of the HSSE Committee are Mr. Davidson, Mr. Lansing, and Ms. Zlotnicka, with Ms. Zlotnicka serving as the Chairperson.
The HSSE Committee met four times during 2023.
Finance Committee
Responsibilities of the Finance Committee, which are set forth in the Finance Committee Charter that is posed on the Company’s website, include, among other duties, the responsibility to:
•Assist the Board in fulfilling its oversight responsibilities regarding material financial matters;
•Assist the Audit Committee in discussing with management the Company’s guidelines and policies with respect to the Company’s material financial matters, provided, however, that the Finance Committee does not have oversight of the Company’s financial reporting;
•Perform other functions as the Board may assign the Finance Committee from time to time.

The Members of the Finance Committee are Mr. Alexander, Mr. Keppler, Mr. Lansing, Mr. Lapeyre, Mr. Meth, Mr. Whitlock and Ms. Zlotnicka, with Mr. Whitlock serving as the Chairperson.
The Finance Committee met nineteen times during 2023.
Executive Sessions
In accordance with applicable NYSE listing requirements, the Board holds regular executive sessions in which the non-management directors meet without any members of management present. The purpose of these executive sessions is to promote open and candid discussion among the non-management directors. In the event that the non-management directors include directors who are not independent under the listing requirements of the NYSE, then at least once a year, there will be an executive session including only independent directors. Mr. Alexander presides at these meetings as Lead Independent Director.
Compensation Committee Interlocks and Insider Participation
No member of the Compensation Committee is currently, or has been during the last fiscal year, one of our employees. No executive officer currently serves, or has served during the last fiscal year, as a member of the board of directors or Compensation Committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.
EXECUTIVE OFFICERS
Our current executive officers and their respective ages and positions as of September 6, 2024 are set forth in the following table. Biographical information regarding Glenn Nunziata, Thomas Meth, Mark A. Coscio, Jason E. Paral and John-Paul D. Taylor is set forth following the table. Biographical information for Glenn Nunziata and Thomas Meth is set forth above under “Directors.”

Name	Age	Position
Glenn T. Nunziata	51	Interim Chief Executive Officer, Chief Financial Officer and Director
Thomas Meth	51	President, Director
Mark A. Coscio	49	Executive Vice President and Chief Operating Officer
Jason E. Paral	42	Executive Vice President, General Counsel, and Secretary
John-Paul D. Taylor	44	Senior Vice President and Chief Commercial Officer
Mark A. Coscio. Mr. Coscio has served as Executive Vice President and Chief Operating Officer since November 2023, having previously served as Executive Vice President and Chief Development Officer since joining Enviva in September 2022. In his current role, he overseas Enviva’s wood pellet manufacturing plants and deep-water marine terminals, as well as the corporate development and construction functions. Mr. Coscio has an extensive background managing global engineering, procurement, and construction projects within the energy sector as well as hands-on experience on projects from the proposal phase through execution and commissioning. Prior to joining Enviva, he served as Senior Vice President, North, Central & South America at McDermott International, Ltd, after joining the company as Vice President, Petrochemical/Refining Operations in 2018. Prior to that, he held progressively increasing leadership roles at Chicago Bridge & Iron Company from 1998 to 2018. Mark has a Bachelor’s Degree in civil engineering with a project management specialty from Texas A&M University. He holds a Master of Business Administration from the Kenan-Flagler Business School at the University of North Carolina, Chapel Hill.
Jason E. Paral. Mr. Paral has served as Executive Vice President, General Counsel, and Secretary since November 2023. He is also Enviva’s Chief Compliance Officer. Previously, he held a series of positions at Enviva with increasing responsibility, first as Assistant General Counsel beginning in June 2015, then as Vice President, Associate General Counsel, and Secretary beginning in February 2018, then as Deputy General Counsel beginning in March 2022, and as Senior Vice President beginning in January 2023. Prior to joining Enviva, Mr. Paral practiced law at Vinson & Elkins L.L.P., where, from February 2008 to June 2015, he represented borrowers, developers, sponsors, and investors in the renewable and traditional energy industries across a broad range of complex project development and project finance transactions, as well as mergers, acquisitions, and other corporate transactions. Mr. Paral holds a B.A. in Political Science from Western Illinois University and a J.D. from The George Washington University Law School.
John-Paul D. Taylor. Mr. Taylor has served as Senior Vice President & Chief Commercial Officer since January 2023. Prior to that, Mr. Taylor held roles as Senior Vice President, Sales & Fulfillment since June 2022 and prior to that, as Senior Vice President, Optimization and Origination since March 2020. He joined Enviva as Vice President, Optimization and Origination in February 2014. He has been an integral part of the sales and marketing team, spending the last several years developing new markets in Asia, most significantly in Japan, and now leads our Asia Pacific team. Mr. Taylor is responsible for sales processes as they relate to managing existing Enviva customer contracts and executing new long-term wood pellet offtakes and related freight contracts, leading Enviva’s contract fulfillment process from inception to fulfillment. He also analyzes the broader market at large in order to deploy customized logistical solutions for customers to improve the Enviva value chain. Prior to joining Enviva, Mr. Taylor served as Vice President of Biomass Brokerage at Evolution Markets, where he developed and grew the company’s biomass business. He holds a B.A. in Commerce and an M.A. in International Economics and Finance from Ryerson University in Toronto and graduated from the Carbon Finance & Analytics Programme at the London Business School.
DELINQUENT SECTION 16(A) REPORTS
Under Section 16(a) of the Exchange Act and SEC rules, our directors, executive officers, and beneficial owners of more than 10% of our Common Stock are required to file periodic reports of their ownership, and changes in that ownership, with the SEC. Based on our review of the filed reports, we believe that all Section 16(a) filing requirements were complied with during the fiscal year ended December 31, 2023, except that, due to inadvertent oversights, John K. Keppler was one day late in filing a Form 4 reporting transactions that took place on April 14, 2023.

ITEM 11.    EXECUTIVE COMPENSATION
Compensation Discussion & Analysis
Background and Business Highlights for 2023
This Compensation Discussion and Analysis (“CD&A”) explains the 2023 executive compensation program for the Named Executive Officers (the “NEOs”) identified below. Please read this CD&A together with the tables and related narrative about executive compensation that follow.
The table below lists our NEOs in 2023 whose compensation is described in this CD&A, with the title that each individual held as of the end of the 2023 year:

Executive	Title
Glenn T. Nunziata	Interim Chief Executive Officer, Chief Financial Officer, and Board member
Thomas Meth	President and Board member
Mark A. Coscio	Executive Vice President and Chief Operating Officer
Jason E. Paral	Executive Vice President, General Counsel, and Secretary
John-Paul D. Taylor	Senior Vice President and Chief Commercial Officer
John K. Keppler	Former Executive Chairman
Shai S. Even	Former Executive Vice President and Chief Financial Officer
Bankruptcy Filings. As previously disclosed in our Form 8-K filed on March 13, 2024, we filed voluntary petitions (the “Petitions”) for reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”) on March 12, 2024. Please keep in mind our 2023 executive compensation program discussed in this CD&A was designed prior to the filing of the Petitions. Therefore, the discussion of the components of our 2023 executive compensation program is not reflective of the recent orders entered by the Bankruptcy Court. While we are implementing a compensation program in 2024 to incent our executives to achieve a successful emergence and position the Company to create long-term stockholder value, any bonus programs, incentive plans, retention plans, severance, or any similar programs or plans discussed in this CD&A for 2023 were suspended by the Bankruptcy Court in its Final Wages Order with respect to unpaid payments effective as of April 23, 2024. As a result, certain components of the compensation discussed below that were granted in 2023 but not fully paid out to our NEOs prior to the Final Wages Order may never be earned or paid to the applicable NEOs, absent a further order from the Bankruptcy Court. Solely for purposes of the following CD&A disclosures and the compensation tables that follow, we have assumed that the payment restrictions contained in the Final Wages Order apply to Messrs. Nunziata, Meth, Coscio, Taylor, Paral, Keppler (together, the “Restricted NEOs”). Because Mr. Even’s employment terminated prior to the filing of the Petitions, he is not covered by the Final Wages Order for purposes of this CD&A.
Notwithstanding the foregoing, the Final Wages Order generally authorizes the Company to continue paying all prepetition wages, salaries, retirement benefits, health and welfare benefits, and other compensation and benefits that were historically provided to all members of the Company’s workforce in the ordinary course of business, which includes all base salary payments and employer retirement contributions made to our current NEOs.
Executive Compensation Elements Support Our Philosophy and Strategy
During the 2023 year, our executive compensation philosophy sought to tie compensation to our financial and operating performance goals. Specifically, the 2023 executive compensation program included various performance metrics for our NEOs that were closely aligned with financial returns to our shareholders and were designed to result in annual and long-term value creation. We value the continued interest of and feedback from our shareholders on our executive compensation program and consider the voting support from our shareholders on our say-on-pay vote when evaluating our executive compensation program. At our 2023 Annual Meeting, our stockholders approved of the compensation of our NEOs.
Our executive compensation program for 2023 was designed to attract, retain, reward, and motivate high-performing executive leadership whose talent and expertise enable us to create long-term shareholder value, not only on an absolute basis, but also relative to our peers. Furthermore, given that we sit at the forefront of a relatively new and rapidly evolving industry, our success depends in large part on retaining the unique skill sets that our NEOs will or have developed during their tenure with the Company. Against that backdrop, our 2023 executive compensation program consisted of three primary components, described below, that contained a substantial portion of at-risk, performance-based compensation, incorporated our financial and operational results, and aligned our NEOs’ interests with those of our shareholders with the ultimate objective of increasing long-term shareholder value.
Competitive compensation opportunities
•Providing competitive compensation opportunities was a key factor in allowing us to attract and retain the caliber of executives we needed to deliver on the aggressive performance goals established under the incentive compensation arrangements in which our NEOs participated.
•Among other factors, each NEO’s 2023 target total direct compensation was determined with reference to market data reflecting executive pay levels among our peer companies and survey data taken from the broader market.
Commitment to best practices
•Significant At-Risk, Variable Compensation: A significant percentage of annual compensation is at-risk, variable, and performance-based, such as Annual Incentive Compensation Plan (the “AICP”) awards and certain LTIP awards.
•No Guaranteed Bonuses: We did not have in place any annual or multi-year bonus or incentive guarantees for the NEOs.
•No Gross-Ups: No tax gross-ups upon a change in control or with respect to Code Section 409A matters.
•No Individual Supplemental Executive Retirement Plans: There are no executive retirement plans that were different from the ones offered to the broader employee population.
•No Excessive Perquisites: We did not offer excessive perquisites to our NEOs.
•No Hedging: Our Insider Trading Policy prohibits, among other things, hedging transactions relating to our common stock.
•Independent Compensation Consultant: The Compensation Committee engaged Meridian Compensation Partners, LLC, an independent compensation consultant (the “Compensation Consultant”), to assist with its regular review of our executive compensation program.
•No single trigger arrangements. No NEO is entitled to single-trigger change of control benefits.
2023 NEO Compensation
Role of Compensation Consultant
For 2023, the Compensation Committee engaged the Compensation Consultant to advise on matters related to executive and non-employee director compensation.
The scope of the Compensation Consultant’s engagement included a review of our peer group and an executive compensation analysis based on said peer group. The Compensation Consultant did not have the authority to make decisions regarding compensation and served solely in an advisory role.
Peer Group and Market Data
Neither peer group data nor broader employment market survey data is a prescription for program design or individual pay levels for the Compensation Committee. Peer data, in combination with broader market survey data, provides a reference point for competitive pay rates and program design for our NEOs. For 2023, in cooperation with the Compensation Consultant, we reviewed the peer group and determined what modifications, if any, would be appropriate for the upcoming year. Factors considered in selecting peers included operations in related industry sectors, comparable market capitalization and revenues, similarity of business strategy, and availability and clarity of publicly filed compensation data. We also considered companies identified as peers of ours by the investment community, although these companies may or may not ultimately have been included in our peer group for presentation herein. In the peer group review process, we also considered the impact of simplifications or other corporate-level transactions that had occurred during the past year. As a result of this review, and upon the recommendation of the Compensation Consultant, the Compensation Committee approved the peer group as reflected in the below table. We believe the peer group reflects the

Company’s status as a corporation, its growth profile, the evolution away from midstream oil and gas as a basis for comparison, and other factors.
2023 Peer Group

Ameresco, Inc.	Ingevity Corporation
Atlantica Sustainable Infrastructure plc	Ingredion Incorporated
Brookfield Renewable Corporation	Innergex Renewable Energy Inc.
Cheniere Energy, Inc.	Mercer International Inc.
Clearway Energy, Inc.	PotlachDeltic Corporation
Darling Ingredients, Inc.	Rayonier Advanced Materials Inc.
Green Plains Inc.	Rayonier Inc.
Hannon Armstrong
Key Elements of the Executive Compensation Program
The following discussion provides details regarding the three primary elements of the 2023 compensation program set for our NEOs: base salary, AICP awards, and LTIP awards. Our NEOs also received certain customary health, welfare, and retirement plan benefits, which are briefly described below. However, as noted above, if the bonus, incentive, or equity-based awards granted prior to the filing of the Petitions were not already paid at the time the Final Wages Order became effective, those amounts will not actually become earned or payable to the Restricted NEOs absent a contrary order of the Bankruptcy Court.
Base Salary
Each NEO’s base salary was a fixed component of annual compensation and, except with respect to Mr. Keppler, was set out in such NEO’s employment agreement with our wholly owned subsidiary Enviva Management Company, LLC (“Enviva Management Company”). The Compensation Committee made all final decisions regarding the NEOs’ salaries based on a review of the specific job duties and functions, individual NEO expertise, and the relative competitiveness of each NEO’s compensation compared to our peers and to the market survey data.

Name	2023 Annual Base Salary* ($)	End of 2023 Year Base Salary ($)
Glenn T. Nunziata	650,000	850,000
Thomas Meth	750,000	—
Mark A. Coscio	425,000	—
Jason E. Paral	375,000	425,000
John-Paul D. Taylor	375,000	—
John K. Keppler	600,000	—
Shai S. Even	490,000	—
*Reflects the base salaries effective as of January 1, 2023 for Messrs. Meth, Coscio, and Even. Messrs. Nunziata and Keppler's base salaries were effective as of August 28, 2023, and March 27, 2023, upon their commencement of employment and appointment, respectively. Mr. Nunziata’s salary change was due to the significant increase in duties and responsibilities in association with his promotion to Interim Chief Executive Officer in November 2023. With respect to Messrs. Paral and Taylor, their base salaries on January 1, 2023 were $325,000 and $320,433, respectively, which were subsequently increased on January 17, 2023 and January 14, 2023, respectively, to $375,000. Mr. Paral’s base salary was increased again during the 2023 year to reflect the increasing duties associated with his role.
Short-Term Incentive Compensation
Each NEO, with the exception of Mr. Keppler, participated in the AICP cash-based incentive program with respect to the portion of the 2023 calendar year for which they were employed.
With respect to the 2023 year, the Compensation Committee established an aggregate Company bonus pool that was calculated based on performance relative to a single adjusted EBITDA financial target. We generally set aggressive performance metrics at levels that are designed to be extremely challenging to achieve. A threshold level was set at which the bonus pool could become funded at 50%, and then a stretch target level was determined that could fund the pool at 100% for all target awards. The threshold for 2023 was set at $19.3 million adjusted EBITDA and the target was set at $320 million adjusted EBITDA. The required EBITDA target was not met for the 2023 year, therefore the Compensation Committee did not address additional metrics or individual performance factors for the year.
Adjusted EBITDA represents a non-GAAP financial measure. We define adjusted EBITDA as net income (loss) excluding depreciation and amortization, interest expense, income tax expense (benefit), early retirement of debt obligation, non-cash equity-based compensation and other expenses, loss on disposal of assets and impairment of assets, changes in unrealized derivative instruments related to hedged items, acquisition and integration costs and other, effects of COVID-19 and the war in Ukraine, Support Payments, and Executive separation. Adjusted EBITDA is a supplemental measure used by our management and other users of our financial statements, such as investors, commercial banks, and research analysts, to assess the financial performance of our assets without regard to financing methods or capital structure.
Following the close of the 2023 calendar year, it was determined that the threshold level for Company performance under the AICP was not achieved. As a result, no cash payments under the AICP were made to the NEOs with respect to the 2023 year. The table below reflects the potential target amounts that could have become payable with respect to the 2023 calendar year.

Name	Target Bonus (As a Percentage of Base Salary)	2023 Target Bonus Amount ($)
Glenn T. Nunziata(1)	50%	537,500
Thomas Meth	150%	1,125,000
Mark A. Coscio	100%	425,000
Jason E. Paral	75%	281,250
John-Paul D. Taylor	100%	375,000
John K. Keppler	—%	—
Shai S. Even	125%	612,500
(1)Mr. Nunziata’s Target Bonus for 2024 will be increased to 150% of his then in-effect base salary in accordance with the terms of his employment agreement.
As described in previous filings, none of the 2022 NEOs received an AICP payment with respect to the 2022 year. However, the Compensation Committee determined instead to create a discretionary award pool of $10.5 million, which equated to an award that ranged from 50% to 72% of the target payout under the 2022 AICP, and these discretionary awards were awarded in 2023 through additional grants of equity-based awards under the LTIP, whether as common stock or as time-based restricted stock units subject to a one-year vesting schedule (the “AICP LTIP Awards”). This discretionary pool was created to reward adjusted EBITDA within the revised guidance range for 2022, excluding the impact of certain accretive sales transactions in fourth-quarter 2022, which required different accounting treatment as compared to our guidance assumptions, as well as adjusted EBITDA growth year-over-year. The additional scorecard results in Safety (lower TRIR rate), Sustainability (Track and Trace® Compliance), and growth (Increased Backlog) were all positive trends and recognized in the discretionary awards. While these were 2022 compensation decisions, the grant of these awards will be reflected as 2023 year grants in certain tables that follow this CD&A for applicable 2023 NEOs, therefore we have included the prior year information for context.
We issued the AICP LTIP Awards in March 2023 in the amounts and to the NEOs included in the table below. The AICP LTIP Awards vested on the first anniversary of the date of grant, subject to their continued employment during that period. These awards were settled prior to the Final Wages Order.

Name	Number of Restricted Stock Units Granted Pursuant to AICP LTIP Awards in 2023
Glenn T. Nunziata	—
Thomas Meth	—
Mark A. Coscio	2,572
Jason E. Paral	5,587
John-Paul D. Taylor	8,226
John K. Keppler	—
Shai S. Even	—
Long-Term Equity Incentive Compensation
The LTIP is intended to promote our long-term success and increase long-term shareholder value by attracting, motivating, and aligning the interests of our NEOs with those of our shareholders. Our LTIP provides for the grant of a variety of awards, but we determined that restricted stock unit awards would most appropriately incentivize and reward our NEOs. The terms of our NEOs’ LTIP awards were determined by the Compensation Committee. The description below reflects the decisions that our Compensation Committee initially made with respect to 2023 LTIP grants, prior to the implementation of the settlement restrictions of the Final Wages Order. Any portions of the awards that vested prior to the Final Wages Order were allowed to be paid, but absent an alternative Bankruptcy Court order to the contrary, the remainder will not be paid.
The 2023 annual LTIP awards granted to all NEOs with the exception of Mr. Nunziata and Mr. Keppler were divided into 50% time-based restricted stock units and 50% performance-based restricted stock units:
•Time-based restricted stock units were designed to vest at the end of a four-year period based on continued service following the grant date.
•Performance-based restricted stock units were designed to vest upon the achievement of a TSR percentile over a four-year period. The performance-based restricted stock units may vest between 0% and 200% of the target amount granted to each NEO based upon performance relative to pre-established criteria. For 2023 awards, performance was based upon TSR relative to the companies in the S&P 500 Index (the “TSR Factor”). The Compensation Committee selected relative TSR because it recognizes our broader competition for investor capital, provides an observable and objective metric from a large group of comparable companies to which we aspire, and aligns the incentives of our NEOs with our investors’ expectations of shareholder value creation.
Each grant of restricted stock units (time-based and performance-based) included the right to receive dividend equivalent rights (“DERs”). DERs on performance-based units are paid to the holder in cash within 60 days following the vesting of the associated award (if any) and are forfeited if the underlying award was forfeited for any reason. The DERs associated with the time-based restricted stock units are paid to the holder of the award within the 60-day period immediately following any cash distribution made with respect to our common stock. Restricted stock units could be settled in cash or in common stock, at the discretion of our Compensation Committee.
The target value of LTIP awards that the applicable NEOs receive annually is, for all NEOs with employment agreements, set forth in such NEO’s employment agreement as a percentage of base salary. In 2023, all NEOs except Mr. Keppler, were party to an employment agreement. In determining the value of LTIP awards granted to the NEOs on January 31, 2023, our Compensation Committee considered these target LTIP values, our performance, and the performance of the individual NEOs for 2022. The grant date fair value of the restricted stock units awarded on January 31, 2023, is disclosed in the Summary Compensation Table under the Stock Awards column.

The number of time-based restricted stock units and target number of performance-based restricted stock units granted to the NEOs in January 2023 are set forth below:

Name	Target 2023 Annual LTIP Award Value (Percentage of Salary)	Number of Time-Based Annual Restricted Stock Units Granted in January 2023	Number of Performance-Based Annual Restricted Stock Units Granted in January 2023
Glenn T. Nunziata	—%	—	—
Thomas Meth	300%	24,736	24,736
Mark A. Coscio	250%	11,681	11,681
Jason E. Paral	150%	6,184	6,184
John-Paul D. Taylor	200%	8,245	8,245
John K. Keppler	—%	—	—
Shai S. Even	250%	13,467	13,467
The payouts for the performance-based restricted stock units were designed as follows (using linear interpolation for payouts between threshold and target or target and maximum):

	Below Threshold	Threshold	Target	Maximum
TSR Factor	< 30th percentile	30th percentile	60th percentile	≥ 90th percentile
Payout Multiplier	0%	50%	100%	200%
Mr. Coscio received an additional time-based restricted stock unit grant on January 31, 2023, in the amount of 8,903 units. The vesting commencement date for such award began as of November 2, 2022, and was not scheduled to vest until the third anniversary of such vesting commencement date.
Sign-On LTIP Award
Upon the commencement of Mr. Nunziata’s employment on August 28, 2023, he received a one-time award of time-based restricted stock units under the LTIP with a value equal to 300% of his base salary. Pursuant to such award, 50% of the restricted stock units vested on the first anniversary of the date of grant and, absent the restrictions of the Final Wages Order, 50% would have vested on the second anniversary of the date of grant, subject to Mr. Nunziata’s continued employment through such date.
Executive Chairman Grant
Additionally, upon Mr. Keppler’s appointment as Executive Chairman on April 14, 2023, he received a one-time award of time-based restricted stock units under the LTIP with a target value on the date of grant of $2,000,000. Absent the Final Wages Order, the restricted stock units would have vested on the fourth anniversary of the date of grant if Mr. Keppler had remained continuously employed through such date.
Special Long-Term Incentive Compensation Grants
On August 2, 2023, the Company granted special equity awards to certain NEOs in the form of time-based restricted stock units (the “Special LTIP Awards”). Absent the Final Wages Order, one-half of the restricted stock units were designed to vest on the second anniversary of the date of grant, and the second half were designed to vest on the third anniversary of the date of grant, as long as the NEO remained continuously employed through such dates.

Name	Number of Time-Based Restricted Stock Units Granted Pursuant to Special LTIP Award in 2023
Glenn T. Nunziata	—
Thomas Meth	—
Mark A. Coscio	38,760
Jason E. Paral	38,760
John-Paul D. Taylor	54,264
John K. Keppler	—
Shai S. Even	—
Other Elements of 2023 Compensation
Retention Awards
In October 2023, after consultation with the Compensation Consultant, the Compensation Committee determined that we should enter into Retention Agreements pursuant to which the Company issued immediately payable cash retention bonuses to all NEOs excluding Mr. Even and Mr. Keppler (the “October 2023 Retention Bonuses”). Pursuant to the 2023 Retention Bonuses, the Company agreed to pay the respective NEOs the following amounts subject to a provision for payback in full of the after-tax award values in the event of the recipient’s termination within nine months of the award date. Additionally, in November of 2023, the Compensation Committee determined that we should enter into a second Retention Agreement with Mr. Meth (the “November 2023 Retention Bonus”). If Mr. Meth’s employment was terminated prior to July 23, 2024, by the Company for cause or by Mr. Meth for good reason, Mr. Meth would have been required to promptly repay us an amount equal to the amount received. These retention awards were not deemed to be “earned” until the repayment obligations passed in the 2024 calendar year. Therefore, the amounts will not be reflected within the Summary Compensation Table below in the 2023 year, and will instead be reportable with respect to the 2024 year.

Name	October 2023 Retention Bonuses ($)	November 2023 Retention Bonus ($)
Glenn T. Nunziata	850,000	—
Thomas Meth	500,000	500,000
Mark A. Coscio	385,000	—
Jason E. Paral	490,000	—
John-Paul D. Taylor	300,000	—
John K. Keppler	—	—
Shai S. Even	—	—
Retirement and Health and Welfare Plans
We generally offered the same types of retirement, health, and welfare benefits to the NEOs as part of our total executive compensation package as we did to other eligible employees, although our NEOs also received the following: a supplemental individual term life insurance policy and a comprehensive annual physical with customized wellness coaching.
Our NEOs currently participate in a 401(k) plan maintained by Enviva Management Company. The 401(k) plan permits all eligible employees, including our NEOs, to make voluntary pre-tax contributions and/or Roth after-tax contributions to the plan. In addition, Enviva Management Company is permitted to make discretionary matching contributions under the plan. All matching contributions made under the plan during the first three years of an individual’s employment vest following the satisfaction of an initial three-year cliff vesting schedule; thereafter, all matching contributions vest immediately. All contributions under the plan are subject to certain annual dollar limitations, which are periodically adjusted as required by law.
Compensation Changes Originally Approved for the 2024 Calendar Year
Towards the end of the 2023 year, we began a comprehensive review of alternatives to strengthen our capital structure, augment our liquidity, address contractual liabilities, and increase our long-term profitability. As part of those discussions, on December 21, 2023, the Board approved two separate compensation arrangements for certain executive officers and members of the Company’s management team employed at that time. These changes were publicly filed within a Form 8-K at the time of their adoption, as they impacted the structure of the AICP and LTIP programs described above with respect to the 2023 calendar year. However, as noted above, the Final Wages Order modified the executive-level incentive and bonus programs that were adopted prior to our filing of the Petitions, and restricted us from paying out any additional payments under the programs described below following the effective date of the Final Wages Order (April 23, 2024). Our NEOs did receive certain payments from the two arrangements prior to the Final Wages Order, therefore they continue to be described below.
For 2024, the AICP and LTIP grants were replaced with grants from a cash-based retention program and an incentive program, as applicable. The retention program provided each executive with a target award equal to fifty percent (50%) of the combined value of the executive’s target AICP and target LTIP awards that would have been granted to the executive with respect to the 2024 year from our previous programs, with a 15% reduction to LTIP award values. The retention award would generally have been paid in quarterly installments, subject to continued employment. If the executive was terminated without cause, resigned for good reason, or incurred a death or disability, in each case during the 2024 calendar year, the executive would have received any unpaid installments of the retention award; other termination events would have resulted in forfeiture or clawback, as applicable. The incentive program provided each executive with a target award equal to fifty percent (50%) of the combined value of the executive’s target AICP and target LTIP award that would have been granted to the executive with respect to the 2024 year from our previous programs, with a 15% reduction to LTIP award values. The incentive award generally would have been paid in quarterly installments, subject to the satisfaction of performance measures pre-determined for each individual calendar quarter. Quarterly performance measures would have had to meet threshold levels to be paid at 50% of the target, with a maximum of 200% of target payable for each quarter. If the executive was terminated without cause, resigned for good reason, or incurred a death or disability, in each case from January 1, 2024, until all installments of the incentive award had been paid, the executive would have received any unpaid installments of the incentive award for quarters begun or completed (including the installment applicable to the quarter in which the termination occurred); other termination events will result in forfeiture or clawback, as applicable.
Security Ownership Requirements
We maintain the Enviva Inc. Stock Ownership and Retention Policy (the “Retention Policy”), which provides that officers who are required to file ownership reports under Section 16 of the Securities Exchange Act of 1934 (the “Exchange Act”) and certain other officers, as designated from time-to-time by our Board or the Compensation Committee, retain at least 50% (and where the individual has not met certain holding requirements by specific timelines, 100%) of common equity awarded under the LTIP (net of any equity withheld or sold to cover tax liabilities upon vesting) until certain ownership requirements are met. The requirements for our NEOs are set forth in the table below:

Name	Multiple of Annualized Base Salary
CEO	5x
EVPs	3x
SVPs	2x
Stock that counts towards the satisfaction of the retention requirements of the Retention Policy includes stock held directly by each NEO, stock owned indirectly by such NEO (e.g., by a spouse or other immediate family member residing in the same household or a trust for the benefit of such NEO or the NEO’s family), and time-based restricted stock units granted under the LTIP. As of the date of this filing, each of our NEOs was in compliance with the policy.
Incentive Compensation Recoupment Policy
The LTIP and the AICP provide that any award granted pursuant to the applicable plan will be subject to any claw-back or recoupment policies required by law, securities exchange rules, or otherwise, as determined to be appropriate by our Board. We have also adopted the Policy on Recovery of Erroneously Awarded Compensation and Clawback of Compensation Related to Misconduct, effective as of November 1, 2023. This policy is intended to comply with the SEC’s clawback rules that went into effect during the 2023 year, as well as to provide the company with the ability to recoup certain incentive compensation in the event of an individual’s misconduct.
Employment Agreements and Individual Agreements
Each of the NEOs that was still serving in an executive role at the end of the 2023 year is party to an employment agreement with Enviva Management Company. Our Board determined that we should maintain employment agreements with our NEOs in order to ensure that they will perform their roles for an extended period of time. Certain provisions contained within these employment agreements, such as potential severance benefits (including change in control benefits for certain individuals) and restrictive covenants, are also essential to retaining our talented management team and protecting the interests of our stockholders.
The agreements generally have a one-year term that may be extended and renewed for successive one-year periods if neither party has delivered a written notice of non-renewal within the sixty (60) day period prior to the expiration of the term.
As noted above, the employment agreements also contain potential severance benefits and, with respect to certain NEOs, change in control benefits, as well as certain restrictive covenants. Those benefits are described in more detail and quantified within the section titled “Potential Payments upon Termination and Change in Control.” Please note that the Restricted NEOs will no longer be eligible to receive any severance or change in control benefits contained within their employment agreements or described herein as a result of the Bankruptcy Court’s Final Wages Order.
Hedging/ Insider Trading Policy
Under the Company’s Insider Trading Policy, all directors, officers, and employees, including the named executive officers, are prohibited from hedging, buying or selling options, engaging in short sales, or trading prepaid variable forwards, equity swaps, exchange funds, forward-sale contracts, collars or other derivatives or monetizations on Company securities.
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
Report of the Compensation Committee
The Compensation Committee has reviewed and discussed the CD&A required by Item 402(b) of Regulation S-K with management. Based on the reviews and discussions referred to in the foregoing sentence, the Compensation Committee recommended to the Board that the CD&A be included in this Annual Report on Form 10-K.
John C. Bumgarner, Jr.
Gerrit L. Lansing, Jr.
Pierre F. Lapeyre, Jr.

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

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(3)	Total ($)
Glenn T. Nunziata	2023	253,425	—	1,950,002	—	10,029	2,213,456
(Interim Chief Executive Officer and Chief Financial Officer)(4)
Thomas Meth	2023	750,000	—	2,708,144	—	12,478	3,470,622
(President)	2022	588,669	—	1,249,984	—	9,150	1,847,803
	2021	431,370	—	850,012	514,250	8,700	1,804,332
Mark A. Coscio	2023	425,000	—	2,081,734	—	8,767	2,515,501
(Executive Vice President and Chief Operating Officer)
Jason E. Paral	2023	383,288	—	1,282,233	—	10,320	1,675,841
(Executive Vice President, General Counsel, and Secretary)
John-Paul D. Taylor	2023	375,000	—	1,722,213	—	8,948	2,106,161
(Senior Vice President and Chief Commercial Officer)
John K. Keppler	2023	281,096	—	2,783,852	—	2,823,990	5,888,938
(Former Executive Chairman)(5)	2022	871,233	—	3,399,976	—	59,150	4,330,359
	2021	816,986	1,200,000	3,400,044	780,000	8,700	6,205,730
Shai S. Even	2023	324,877	—	1,597,672	—	154,060	2,076,609
(Former Executive Vice President and Chief Financial Officer)(6)	2022	490,000	1,225,046	9,150	1,724,196	—	3,448,392
	2021	466,208	556,800	1,159,968	—	8,700	2,191,676
(1)Amounts included in this column reflect pro-rata year values for individuals who did not serve for the entire year or who experienced salary increases during the year.
(2)The amounts reflected in this column represent the aggregate grant date fair value of time-based and performance-based phantom units or restricted stock units, as applicable to the year of grant (which include tandem DERs) granted to the NEOs pursuant to the LTIP, computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 718, disregarding the estimate of forfeitures. The grant date fair value for time-based restricted stock unit awards issued in 2023 is based on the closing price of our shares of common stock on the date of grant, which was $45.48 per share for awards granted on January 31, 2023, $37.68 per share for awards granted on March 6, 2023, $23.44 per share for the award granted on April 14, 2023, $12.90 per share for awards granted on August 2, 2023, and $6.53 per share for awards granted on September 19, 2023. The grant date fair value of performance-based restricted stock unit awards is reported based on the probable outcome of the performance conditions on the date of grant. See Note 18, Equity-Based Awards, to our consolidated financial statements for additional detail regarding assumptions underlying the value of these awards. If the maximum amount, rather than the probable amount, were reported in the table with respect to the performance-based restricted stock units, the values associated with the 4-year performance-based grants would be as follows: Mr. Meth, $2,249,987; Mr. Even, $1,224,958; Mr. Coscio, $1,062,504; Mr. Paral, $562,497; and Mr. Taylor, $749,965. As indicated above, only 25% of the time-based restricted stock units granted in 2023 became earned prior to the Final Wages Order. Therefore 75% of the time-based restricted stock units and all of the performance-based restricted stock units are expected to be forfeited without payment.

(3)Amounts reported in the “All Other Compensation” column reflect the following:

Name	Gym Membership ($)	Employer 401(k) Contributions ($)	Employer Contributions to Group Term Life Insurance ($)	Executive Term Life Insurance ($)	Severance ($)
Glenn T. Nunziata	—	9,900	129	—	—
Thomas Meth	—	9,520	419	2,539	—
Mark A. Coscio	—	8,347	420	—	—
Jason E. Paral	—	9,900	420	—	—
John-Paul D. Taylor	—	8,528	420	—	—
John K. Keppler	—	2,238	—	9,252	2,812,500
Shai S. Even	936	9,900	307	—	142,917
(4)Mr. Nunziata was appointed as our Executive Vice President and Chief Financial Officer on August 29, 2023. Mr. Nunziata also began serving as our Interim Chief Executive Officer effective as of November 9, 2023.
(5)Mr. Keppler was reappointed to our Board as our Executive Chairman on March 27, 2023. Mr. Keppler previously served as our Chief Executive Officer and Chairman of the Board before stepping down from his responsibilities in November of 2022. Mr. Keppler resigned as an executive officer of the Company on September 19, 2023, but continued to serve as a non-management member of the Board.
(6)Mr. Even separated from his position as Executive Vice President and Chief Financial Officer of the Company effective as of August 29, 2023.

2023 GRANTS OF PLAN-BASED AWARDS

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards ($) (1)			Estimated Possible Payouts Under Equity Incentive Plan Awards (#) (2)
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum	All Other Equity Awards (3)	Grant Date Fair Value ($) (4)
Glenn T. Nunziata	09/19/2023	—	—	—	—	—	—	298,622	1,950,002
	01/31/2023	287,750	537,500	—	—	—	—	—	—

Thomas Meth	01/31/2023	—	—	—	12,368	24,736	49,472	—	1,161,850
	01/31/2023	—	—	—	—	—	—	24,736	1,124,994
	03/06/2023	—	—	—	—	—	—	11,181	421,300
	01/31/2023	562,500	1,125,000	—	—	—	—	—	—

Mark A. Coscio	01/31/2023	—	—	—	5,841	11,681	23,362	—	548,657
	01/31/2023	—	—	—	—	—	—	11,681	531,252
	01/31/2023	—	—	—	—	—	—	8,903	404,908
	03/06/2023	—	—	—	—	—	—	2,572	96,913
	08/02/2023	—	—	—	—	—	—	38,760	500,004
	01/31/2023	212,500	425,000	—	—	—	—	—	—

Jason E. Paral	01/31/2023	—	—	—	3,092	6,184	12,368	—	290,462
	01/31/2023	—	—	—	—	—	—	6,184	281,249
	03/06/2023	—	—	—	—	—	—	5,587	210,518
	08/02/2023	—	—	—	—	—	—	38,760	500,004
	01/31/2023	140,625	281,250	—	—	—	—	—	—

John-Paul D. Taylor	01/31/2023	—	—	—	4,123	8,245	16,490	—	387,268
	01/31/2023	—	—	—	—	—	—	8,245	374,893
	03/06/2023	—	—	—	—	—	—	8,226	309,956
	08/02/2023	—	—	—	—	—	—	54,264	700,006
	01/31/2023	187,500	375,000	—	—	—	—	—	—

John K. Keppler	03/06/2023	—	—	—	—	—	—	20,803	783,857
	04/14/2023	—	—	—	—	—	—	85,324	1,999,995

Shai S. Even	01/31/2023	—	—	—	6,734	13,467	26,934	—	—
	01/31/2023	—	—	—	—	—	—	13,467	612,480
	03/06/2023	—	—	—	—	—	—	9,359	352,647
	01/31/2023	306,250	612,500	—	—	—	—	—	—
(1)The values within these columns reflect the threshold and target values cash-based AICP awards for the 2023 calendar year, as determined on the grant date of the potential award.
(2)These column reflect the performance-based restricted stock units granted to our NEOs during the 2023 calendar year.
(3)This column reflects the time-based restricted stock units granted to our NEOs during the 2023 calendar year.
(4)The values in the “Grant Date Fair Value” column are determined by multiplying the number of restricted stock units granted by the closing price of our common stock on the date of grant. With respect to the performance-based restricted stock units, the grant date value utilized pursuant to accounting principles was $46.97 assuming a target level of performance.
NARRATIVE DISCLOSURE TO THE SUMMARY COMPENSATION TABLE AND GRANTS OF PLAN-BASED AWARDS TABLE
Restricted Stock Unit Awards
We granted time-based and performance-based restricted stock unit awards to our NEOs pursuant to the LTIP in 2023. As detailed in the CD&A, according to the Bankruptcy Court’s Final Wages Order, the vesting of these grants to the Restricted NEOs is suspended, and, therefore, the awards reflected above that were outstanding and unvested as of the date of the Final Wages Order will not be settled unless upon further order of the Bankruptcy Court. Therefore, the values reflected above in the Summary Compensation Table and the Grants of Plan-Based Awards Table with respect to the LTIP awards and AICP awards may not ever be fully realized by the Restricted NEOs. The potential acceleration and forfeiture events relating to the restricted stock unit awards that were applicable to the awards as of December 31, 2023, are described in greater detail under “— Potential Payments Upon Termination or a Change in Control” below.
OUTSTANDING EQUITY AWARDS AT 2023 FISCAL YEAR-END
The following table reflects information regarding outstanding equity-based awards held by our NEOs as of December 31, 2023. As discussed above in the CD&A, as a result of the Final Wages Order entered by the Bankruptcy Court, the vesting of all outstanding equity awards is suspended for Restricted NEOs. Therefore, all awards with a vesting date following the effective date of the Final Wages Order encompassed in the table below may never vest or be settled.

	Stock Awards
Name	Number of Shares of Stock That Have Not Vested(1)	Market Value of Shares of Stock That Have Not Vested(2)	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested(3)(4)	Equity Incentive Plan Awards: Market Value of Unearned Units That Have Not Vested(2)
Glenn T. Nunziata	298,622	297,428	—	—
Thomas Meth	52,335	52,126	21,100	21,016
Mark A. Coscio	70,819	70,536	5,841	5,818
Jason E. Paral	65,745	65,482	5,609	5,587
John-Paul D. Taylor	94,043	93,667	7,443	7,413
John K. Keppler	—	—	—	—
Shai S. Even(5)	48,771	48,576	—	—
________________
(1)The amounts in this column reflect outstanding time-based restricted stock unit awards and performance-based restricted stock units for which the performance period was completed as of December 31, 2023 but which were subject to certification by the Compensation Committee of the performance criteria and, therefore, are treated as outstanding, each of which vest as set forth in the table within footnote 4 below, so long as the applicable NEO remains continuously employed by us or one of our affiliates from the grant date through each vesting date. See the section below titled “— Potential Payments Upon Termination or Change in Control” for a description of potential acceleration and forfeiture provisions.
(2)The amounts reflected in this column represent the market value of the common stock underlying the restricted stock unit awards granted to the NEOs as set forth in the preceding column, computed based on the closing price of our common stock on December 29, 2023, which was $0.9960 per share.
(3)The amounts in this column reflect the threshold number of stock issuable upon settlement of outstanding performance-based awards granted in 2021, 2022, and 2023, which vest based on the achievement of performance metrics with respect to the three- or four-year period applicable to that award, so long as the applicable NEO remains continuously employed by us or one of our affiliates from the grant date through the end of each performance period. Performance-based restricted stock units that had a performance period ending on December 31, 2023, are not reflected in this column because performance achievement was tracked at 0% of target. See the section below titled “— Potential Payments Upon Termination or Change in Control” for a description of potential acceleration and forfeiture provisions.
(4)The following sub-table reflects the regularly scheduled vesting date for each award that is disclosed as outstanding within the main table above:

Name	Vesting Date or Last Date of Performance Period	Number of Time-based Restricted Stock Units to Vest	Number of Performance-based Restricted Stock Units to Vest
Glenn T. Nunziata	September 19, 2024	149,311
	September 19, 2025	149,311

Thomas Meth	January 29, 2024	10,135
	December 31, 2024		4,396
	January 27, 2025	8,792
	December 31, 2025		4,336
	February 1, 2026	8,672
	January 31, 2027	24,736
	December 31, 2026		12,368

Mark A. Coscio	January 31, 2027	11,681
	March 6, 2024	2,572
	November 2, 2025	8,903
	November 2, 2026	8,903
	August 2, 2025	19,380
	August 2, 2026	19,380
	December 31, 2026		5,841

Jason E. Paral	January 29, 2024	2,567
	January 31, 2027	6,184
	December 31, 2024		1,345
	January 27, 2025	2,689
	March 6, 2024	5,587
	August 2, 2025	19,380
	August 2, 2026	19,380
	October 18, 2025	7,613
	December 31, 2025		1,172
	February 1, 2026	2,345
	December 31, 2026		3,092

John-Paul D. Taylor	January 29, 2024	5,018
	January 31, 2027	8,245
	March 6, 2024	8,226
	December 31, 2024		1,972
	January 27, 2025	3,943
	August 2, 2025	27,132
	August 2, 2026	27,132
	December 31, 2025		1,349
	February 1, 2026	2,698
	August 3, 2026	11,649
	December 31, 2026		4,122

Shai S. Even	August 29, 2024	11,998
	August 29, 2024	8,499
	August 29, 2024	13,467
	January 29, 2024	14,807
________________
(5) We entered into a Separation and General Release Agreement with Mr. Even upon his termination of employment. In exchange for Mr. Even agreeing to certain restrictive covenants, we accelerated the vesting of Mr. Even’s outstanding restricted stock unit awards. According to the terms of his outstanding award agreements, Mr. Even forfeited all outstanding performance-based restricted stock unit awards. Therefore, Mr. Even did not have any outstanding equity awards as of December 31, 2023.

STOCK VESTED IN 2023
The following table provides information on the vesting of restricted stock units held by the NEOs in 2023. None of the NEOs held stock options in 2023. The value realized from the vesting of restricted stock unit awards is equal to the closing price of our common stock on the vesting date or the performance certification date for performance awards, as applicable, multiplied by the number of shares acquired. The value is calculated before payment of any applicable withholding or other income taxes.

Name	Number of Units Acquired Upon Vesting	Value Realized Upon Vesting ($)
Glenn T. Nunziata	—	—
Thomas Meth	40,167	1,750,783
Mark A. Coscio	—	—
Jason E. Paral	7,342	332,248
John-Paul D. Taylor	14,351	649,427
John K. Keppler	346,999	16,307,379
Shai S. Even	51,707	2,283,905
PENSION BENEFITS AND NON-QUALIFIED DEFERRED COMPENSATION
We have not maintained, and do not currently maintain, a defined benefit pension plan or a nonqualified deferred compensation plan providing for retirement benefits.
POTENTIAL PAYMENTS UPON TERMINATION AND CHANGE IN CONTROL
The following narrative and tabular disclosures are intended to provide a summary of the potential payments each NEO would be eligible to receive upon a termination of employment, including in connection with a change in control. However, as a result of the Final Wages Order entered by the Bankruptcy Court, Restricted NEOs are no longer eligible to receive any of the severance or change in control benefits described in this section.
Each of our NEOs still employed at the end of the 2023 calendar year was party to an employment agreement with our wholly owned subsidiary, Enviva Management Company, that provides for severance compensation or accelerated vesting of equity awards in the event of certain terminations of employment, including in connection with a change in control. None of the employment agreements contain any tax reimbursement provisions in the event an NEO receives potential parachute payments under Section 280G of the Code. The outstanding equity awards held by each of the NEOs also contain certain severance and change in control benefits, but as of December 31, 2023, the treatment in the employment agreements and the outstanding equity awards are the same; as a result, there is not a separate description for equity award agreement provisions.
As previously disclosed in a Current Report on Form 8-K filed on August 30, 2023, Mr. Even ceased serving as the Company’s Executive Vice President and Chief Financial Officer effective August 29, 2023. In connection with Mr. Even’s departure, we entered into a Separation and General Release Agreement with Mr. Even pursuant to which he agreed to certain restrictive covenants and non-disparagement provisions and in exchange received (i) a cash separation payment of $245,000, less applicable taxes and withholding paid in twelve equal installments, (ii) vesting of certain outstanding unvested time-based restricted stock units, with a value of $681,714.28, and (iii) reimbursement of the cost of continued health coverage under the Company’s existing health plan under COBRA for a period of up to 12 months, so long as eligible.
As previously disclosed in a Current Report on Form 8-K filed on September 19, 2023, Mr. Keppler ceased serving as Executive Chairman of the Board and as an executive officer of the Company effective September 19, 2023. Mr. Keppler did not receive any additional separation payments in connection with his separation as Executive Chairman of the Board and as an executive officer of the Company.
Employment Agreements
The employment agreements for the NEOs generally provide that if the NEO’s employment is terminated (A) as a result of a non-renewal of the employment agreement, (B) (x) by Enviva Management Company with or without Cause (as defined in the applicable employment agreement), or (y) by mutual agreement of the parties, or (C) due to death or Disability (as defined in the applicable employment agreement), the NEO shall be entitled to (i) all earned, but unpaid base salary, (ii) reimbursement for all incurred but unreimbursed expenses which the NEO is entitled to receive, and (iii) benefits to which the NEO was entitled to pursuant to the terms of any applicable Company benefit plan or policy. In addition, upon termination of the NEO’s employment (A) without Cause or for Good Reason (as defined in the applicable employment agreement) or (B) due to the NEO’s death or Disability, in each case subject to the NEO executing a satisfactory release within the time period specified in such NEO’s employment agreement, the NEO will be entitled to receive the following severance payments and benefits:
•an amount equal to a multiple (the “severance multiplier”) of: (i) the NEO’s base salary in effect on the termination date, plus (ii) the NEO’s target annual bonus as of the termination date. The severance multiplier is 1.5 for Messrs. Nunziata and Meth and 1.0 for Messrs. Coscio, Paral, and Taylor. The severance multiplier is increased to 2.0 for Messrs. Nunziata and Meth and 1.5 for Messrs. Coscio, Paral, and Taylor if such terminations occur within 12 months following a Change in Control (as defined if the applicable employment agreement) (a “Change in Control Termination”);
•full vesting of all outstanding awards granted pursuant to the LTIP prior to the termination date, which vesting for awards that include a performance requirement (other than continued service) will be based on: (i) actual performance if such termination occurs within the six-month period preceding the expiration of the performance period, or (ii) target performance if such termination occurs at any other time during the performance period; provided, however, that in the case of Mr. Nunziata, if the termination of employment had occurred prior to August 28, 2024, then he would have received partial vesting of all outstanding awards pursuant to the LTIP prior to the termination date;
•for Messrs. Nunziata, Meth, and Paral, a pro-rated bonus with respect to the year in which the termination of employment occurs based on target performance with respect to any individual performance metrics and actual performance with respect to any non-individual performance metrics; and
•reimbursement for continued medical coverage of applicable group health plans. The reimbursement coverage is 12 months for Messrs. Taylor, Coscio, and Paral and 18 months for Messrs. Nunziata and Meth. The reimbursement coverage is increased to 24 months for Mr. Nunziata and 18 months for Messrs. Coscio, Paral, and Taylor upon a Change in Control Termination.
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
Quantification of Benefits
The following table summarizes the compensation and other benefits that would have become payable to each NEO assuming his employment terminated on December 31, 2023, given the NEO’s base salary as of that date, and, if applicable, the closing price of our common stock on December 29, 2023, the last trading day of 2023, which was $0.9960. The payments and benefits provided to Messrs. Even and Keppler, upon their separation from service with the Company prior to the end of the 2023 year, have been described above. The target annual bonus for 2023 was the amount set forth in each NEO’s employment agreement in effect on December 31, 2023. In addition, the following table summarizes the compensation that would become payable to Messrs. Nunziata, Meth, Coscio, Paral, and Taylor, assuming a Change in Control Termination occurred on December 31, 2023. Each of the values below reflects our best estimate of the amounts and benefits that could be payable upon a termination scenario as of December 31, 2023, but absent a contrary order of the Bankruptcy Court, the Final Wages Order would prevent the severance and/or change in control benefits noted below from being paid to a Restricted NEO.

Benefits and Payments	Change in Control Termination ($)	Termination Without Cause for Good Reason or Death or Disability ($)
Glenn T. Nunziata
Cash Severance	4,250,000	3,187,500
Bonus	1,275,000	1,275,000
Accelerated Equity Awards	148,714	148,714
Health Benefits	46,539	34,904
Total	5,720,253	4,646,118

Thomas Meth
Cash Severance	3,750,000	2,812,500
Bonus	1,125,000	1,125,000
Accelerated Equity Awards	94,157	94,157
Health Benefits	34,904	34,904
Total	5,004,061	4,066,561

Mark A. Coscio
Cash Severance	1,275,000	850,000
Accelerated Equity Awards	82,170	82,170
Health Benefits	15,076	22,614
Total	1,372,246	954,784

Jason E. Paral
Cash Severance	1,275,000	850,000
Bonus	425,000	425,000
Accelerated Equity Awards	76,655	76,655
Health Benefits	23,270	34,905
	1,799,925	1,386,560

John-Paul D. Taylor
Cash Severance	1,125,000	750,000
Accelerated Equity Awards	108,493	108,493
Health Benefits	42,244	28,163
	1,275,737	886,656
DIRECTOR COMPENSATION
For the year ended December 31, 2023, the members of our Board, other than Messrs. Nunziata and Meth, received compensation for their services on our Board and committees thereof consisting of the items below:
•an annual retainer of $131,250,
•an additional annual retainer of $150,000 for services as the lead independent director,
•an additional annual retainer of $21,000 for services as the chair of the audit committee,
•an additional annual retainer of $18,375 for service as the chair of the compensation committee,
•an additional annual retainer of $15,750 for service as the chair of the health, safety, sustainability and environmental committee (the “HSSE committee”) and of the nominating and corporate governance committee.

Additionally, for the year ended December 31, 2023, members of our Board, other than Mr. Keppler and certain directors who are also officers or employees of Riverstone Holdings LLC or its affiliates (excluding the Company and its subsidiaries) (the “Riverstone Directors”), received an annual grant under the LTIP with a grant date fair value of approximately $157,500 (or $293,938 in the case of Mr. Alexander).
Upon Mr. Keppler’s appointment as Executive Director and effective as of April 1, 2023, Mr. Alexander transitioned from his position as Interim Chairman of the Board to the newly created role of Lead Independent Director. In 2023, in consultation with the Compensation Consultant, the Compensation Committee approved an annual retainer of $150,000 for the position of Lead Independent Director. Mr. Alexander received a pro-rata portion of the annual retainer during 2023 based on his appointment into the role on April 1, 2023. Upon Mr. Keppler’s resignation on September 19,2023, Mr. Alexander again was appointed as Interim Chairman of the Board. Upon the recommendation of the Compensation Consultant and in recognition of Mr. Alexander’s leadership services during these leadership transitions, the Compensation Committee approved an increased cash retainer of $34,250 for his Board services during 2023.
With respect to the 2023 annual retainer fees, we provided each director with the election to receive their quarterly fees in cash or in the form of common stock. Each of Messrs. Bumgarner, Davidson, Derryberry, Lansing, Ubben and Zlotnicka determined to receive all or a portion of their quarterly fees in the form of common stock, while the remaining directors continued to receive the retainer fully in the form of cash. Each director is reimbursed for out-of-pocket expenses incurred in connection with attending Board and committee meetings and each director will be fully indemnified by us for actions associated with serving as a director to the fullest extent permitted under Delaware law.
Compensation of the Riverstone Directors for their service as directors was paid directly to Riverstone/Carlyle Management LP until October, 2023, and thereafter to Riverstone Echo GP LLC. With respect to Mr. Ubben and Ms. Zlotnicka, their cash compensation is paid directly to Inclusive Capital Partners, L.P.
In connection with our filing of the Petitions, there have been certain modifications to our director compensation program for the calendar year beginning January 1, 2024. In addition to incremental retainer modifications, directors will no longer receive annual equity-based awards. In lieu of equity, directors will receive additional cash included in their base retainer. Such additional amount is equivalent to 85% of the value of the annual equity award received in the calendar year ending on December 31, 2023.
The following table provides information concerning the compensation of our directors, other than Messrs. Keppler, Meth, and Nunziata (whose compensation has been reported within the Summary Compensation Table), for the fiscal year ended December 31, 2023, regardless of whether they were serving on our Board as of December 31, 2023:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
Ralph Alexander	293,750	293,938	587,688
John C. Bumgarner, Jr.	149,625	157,498	307,123
Martin N. Davidson	131,250	157,498	288,748
Jim H. Derryberry(3)	131,250	157,498	288,748
Gerrit (“Gerrity”) L. Lansing, Jr.	131,250	157,498	288,748
Pierre F. Lapeyre, Jr.(3)	131,250	—	131,250
David M. Leuschen(3)	131,250	—	131,250
Jeffrey W. Ubben(4)	131,250	157,498	288,748
Gary L. Whitlock	131,250	157,498	288,748
Janet S. Wong	152,250	157,498	309,748
Eva T. Zlotnicka(4)	147,000	157,498	304,498
(1)As noted above, certain directors elected to receive all or a portion of their annual retainer fees in the form of common stock rather than cash, but the amounts are still reflected in this cash-based column due to the fact that they were still deemed to be a payment for annual fees.
(2)Amounts included in this column reflect the aggregate grant date fair value of restricted stock units (which include tandem DERs) granted to the independent directors, computed in accordance with FASB ASC Topic 718, disregarding the estimate of forfeitures, in each case pursuant to the LTIP. See Note 18, Equity-Based Awards, for additional detail regarding assumptions underlying the value of these equity awards. The grant date fair value for time-based restricted stock unit awards issued in 2023 is based on the closing price of our common stock on the date of grant, which was $45.48 per unit for awards granted on January 31, 2023. As of December 31, 2023, Messrs. Bumgarner, Davidson, Derryberry, Lansing, Ubben, and Whitlock, and Mses. Wong and Zlotnicka each held 3,463 unvested restricted stock units (or 6,463 in the case of Mr. Alexander). Our non-management directors who are not independent directors do not receive LTIP awards; therefore, they did not hold outstanding awards as of December 31, 2023. Amounts in this column also reflect the aggregate grant date fair value of common stock granted to the independent directors.

(3)Compensation of the Riverstone Directors (and Mr. Derryberry for a portion of the year) for their service on the Board was paid directly to Riverstone/Carlyle Management LP until October 2023, and thereafter to Riverstone Echo GP LLC.
(4)Mr. Ubben’s and Ms. Zlotnicka’s cash compensation was paid directly to Inclusive Capital Partners, L.P., although each received such director’s LTIP grant, or common stock elected in lieu of cash directly. Mr. Ubben resigned from the Board on November 28, 2023. In connection with Mr. Ubben’s resignation he forfeited all time-based restricted stock unit awards issued to him in 2023.
Pay Ratio
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship between the annual total compensation of our employees and the annual total compensation of Mr. Nunziata, our Interim Chief Executive Officer and Chief Financial Officer. As both Mr. Nunziata and Mr. Meth served in the role of Chief Executive Officer, we have elected to utilize the compensation of Mr. Nunziata as permitted in accordance with Instruction 10 to Item 402(u) of Regulation S-K.
For 2023, our last completed fiscal year:
•The median of the annual total compensation of all employees of our Company (other than Mr. Nunziata) was $61,218; and
•The annual total compensation of Mr. Nunziata, as reported in the Summary Compensation Table included above, was $2,213,456.
•Based on this information, for 2023 the ratio of the annual total compensation of Mr. Nunziata to the median of the annual total compensation of all employees was reasonably estimated to be 36 to 1.
To identity the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of our median employee and our CEO, we took the following steps:
•We determined that, as of December 31, 2023, our employee population consisted of approximately 1,390 individuals with all of these individuals located in the United States. This population consisted of our full-time, part-time, and temporary employees.
•We used a consistently applied compensation measure to identify our median employee by comparing the Total Gross Earnings as reflected in our payroll records for 2023, which included, amount of salary or wages, bonuses, compensation received from equity award vesting and distributions (DERs), value of life insurance premiums and gym memberships.
•We identified our median employee by consistently applying this compensation measure to all of our employees included in our analysis. Since all of our employees, including our CEO, are located in the United States, we did not make any cost-of-living adjustments in identifying the median employee.
With respect to the annual total compensation of Mr. Nunziata, we used the amount reported in the “Total” column of our 2023 Summary Compensation Table above.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table summarizes the Company’s equity compensation plans as of December 31, 2023:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)(#)(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)($)(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(a)) (c)(#)(3)
Equity compensation plans approved by security holders	2,043,327	n/a	0
Equity compensation plans not approved by security holders	—	—	—
Total	2,043,327	n/a	0
(1)The amount in column (a) of this table reflects (i) the aggregate number of shares of common stock issuable upon settlement of outstanding time-based restricted stock units and (ii) the aggregate number of shares of common stock issuable upon settlement of outstanding performance-based restricted stock units assuming a 100% performance factor pursuant to the LTIP as of December 31, 2023. The actual number of shares of common stock that may be issued in settlement of outstanding performance-based restricted stock unit awards is based on a factor of between 0% and 200%.
(2)This column is not applicable because only restricted stock units have been granted under the LTIP and restricted stock units do not have an exercise price.
(3)The amount in this column reflects the total number of shares of common stock remaining available for future issuance under the LTIP as of December 31, 2023. For additional information about the LTIP and the awards granted thereunder, please read Part III, Item 11, “Executive Compensation.”
Security Ownership of Certain Beneficial Owners
The following table sets forth the beneficial ownership of shares of Common Stock as of June 30, 2024 held by:
•each director and NEO;
•all of our directors and executive officers as a group; and
•each person, or group of affiliated persons, known by us to beneficially own more than 5% of our standing shares of Common Stock.
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Shares of Common Stock issuable under options or warrants that are exercisable within 60 days after September, 2024 are deemed beneficially owned and such shares are used in computing the percentage ownership of the person holding the options or warrants but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The information contained in the following table is not necessarily indicative of beneficial ownership for any other purpose, and the inclusion of any shares in the table does not constitute an admission of beneficial ownership of those shares.
Unless otherwise indicated below, to our knowledge, and subject to applicable community property laws, all persons named in the table have sole voting and dispositive power with respect to their shares of common stock, except to the extent authority is shared by spouses under community property laws.
Our calculation of the percentage of beneficial ownership is based on 74,864,651 shares of our Common Stock outstanding as of September 23, 2024.
Unless otherwise noted, the address for each beneficial owner listed below is 7272 Wisconsin Ave., Suite 1800, Bethesda, MD 20814.

	Common Stock(1)
Name of Beneficial Owner	Shares	%
Greater than 5% Owner
Investment Funds Affiliated with Riverstone Holdings, LLC(2)	32,416,420	43.38%
Directors and Named Executive Officers
Ralph Alexander(3)	29,149	*
John C. Bumgarner, Jr.(4)	651,423	*
Mark A. Coscio	11,559	*
Martin N. Davidson	13,186	*
Jim H. Derryberry	17,246	*
John K. Keppler	366,912	*
Gerrit L. Lansing, Jr.	30,074	*
Pierre F. Lapeyre, Jr.(2)	32,416,420	43.38%
David M. Leuschen(2)	32,416,420	43.38%
Thomas Meth	479,566	*
Glenn T. Nunziata	298,622	*
Jason E. Paral	10,562	*
John-Paul D. Taylor	70,174	*
Gary L. Whitlock	93,979	*
Janet S. Wong	38,485	*
Eva T. Zlotnicka	3,463	*
All directors and executive officers as a group (16 persons)	34,530,820	46.23%
________________
*Less than 1% of Common Stock outstanding.
(1)This column does not include restricted stock unit awards granted to our directors and officers pursuant to the LTIP to the extent such individuals are not entitled to acquire the shares of Common Stock underlying such awards within sixty (60) days as of the date hereof.
(2)Based solely on information contained in a Schedule 13D/A filed with the SEC on June 20, 2023 by Riverstone Echo Rollover Holdings, L.P. (“Echo Rollover Holdings”). Riverstone Echo Continuation Holdings, L.P. (“Echo Continuation Holdings”) is the record holder of 15,702,916 shares of Common Stock. Echo Rollover Holdings is the record holder of 2,830,110 shares of Common Stock. Riverstone Echo PF Holdings, L.P. is the record holder of 13,883,394 shares of Common Stock. David M. Leuschen and Pierre F. Lapeyre Jr. are the managing directors of Riverstone Management Group, L.L.C. (“Riverstone Management”), and have or share voting and investment discretion with respect to the securities beneficially owned by Riverstone Management, which is the general partner of Riverstone/Gower Mgmt Co Holdings, L.P., which is the sole member of Riverstone Holdings LLC, which is the sole member of Riverstone Echo GP, LLC, which is the general partner of Riverstone Echo Partners, L.P., which is the sole member of each of Riverstone ECF GP, LLC (“ECF GP”) and Riverstone Echo Rollover GP, LLC (“Echo Rollover GP”). ECF GP is the general partner of Echo Continuation Holdings. Echo Rollover GP is the general partner of Echo Rollover Holdings. Riverstone Enviva Holdings is managed by its members, Echo Continuation Holdings, and Echo Rollover Holdings. The address for each of the Investment Funds affiliated with Riverstone Holdings, LLC is 712 Fifth Avenue, 36th Floor, New York, NY 10019.
(3)Of these 29,149 shares of Common Stock, 2,651 are held by the RA Family 2012 Irrevocable Trust. Mr. Alexander has investment control over these shares.
(4)Of these 651,423 shares of Common Stock, 165,928 are held by the Bumgarner Family Trust and 53,036 are held by 21st Century, LLC. Mr. Bumgarner has investment control over these shares.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE
In addition to the director and executive compensation arrangements discussed above, this section describes transactions since January 1, 2023, to which we have been or will be a participant, in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers, or holders of more than 5% of our voting stock, or any member of the immediate family of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Agreements with Affiliates
Payments to Riverstone for Affiliated Director Services
We paid Riverstone/Carlyle Management LP and Riverstone Echo GP LLC compensation for the services of certain officers or employees of Riverstone or its affiliates who serve as directors on our Board. During the year ended December 31, 2023, total compensation related to such expense was $0.1 million to Riverstone/Carlyle Management LP and $0.1 million to Riverstone Echo GP LLC.
Payments to In-Cap for Affiliated Director Services
We pay In-Cap compensation for the services of the officers or employees of In-Cap or its affiliates who served as directors on our Board. During the year ended December 31, 2023, total compensation related to such expense was insignificant.
Registration Rights Agreement
In connection with Enviva Partners, LP’s acquisition of Enviva Holdings, LP (our “former sponsor”) and Enviva Partners GP, LLC (our “former General Partner”) and the cancellation and elimination of the incentive distribution rights held by our former sponsor in exchange for 16.0 million common units, which were distributed to the owners of our former sponsor (collectively, the “Simplification Transaction”), the Company entered into a registration rights agreement (the “Simplification Registration Rights Agreement”) on October 14, 2021 with certain initial holders of shares of Common Stock, including certain funds affiliated with Riverstone and certain of our officers and directors pursuant to which, among other things and subject to certain restrictions, the Company agreed to file with the SEC a registration statement on Form S-3 registering for resale certain securities received by such Holdings Limited Partners in connection with the Simplification Transaction. The Simplification Registration Rights Agreement also provides the Holdings Limited Partners with customary demand and piggyback registration rights.
Support Agreement
In connection with the Simplification Transaction on October 14, 2021, the Company entered into a support agreement (the “Support Agreement”) by and among the Company, the Holdings Limited Partners party thereto, and certain other persons thereto pursuant to which, among other things, (a) certain of our former sponsor’s (or its subsidiaries’) obligations to provide financial support to us were consolidated, fixed, and novated into fixed payment amounts to be paid solely out of dividends on certain shares of Common Stock held by certain Holdings Limited Partners, (b) each Holdings Limited Partner party thereto agreed to reinvest all regular quarterly dividends in respect of a portion of the Common Stock issued to such Holdings Limited Partner in the Simplification Transaction, for each calendar quarter from the calendar quarter ending September 30, 2021, through and including the calendar quarter ending December 31, 2024, and (c) each Holdings Limited Partner party thereto made certain voting commitments in connection with the Company’s conversion to a Delaware corporation (the “Conversion”) and agreed not to transfer any common units held by such partner until the completion of the unit holder vote regarding the Conversion or the Company’s determination to abandon or terminate the Conversion.
Stockholders Agreement
In connection with the Simplification Transaction, the Company entered into a stockholders’ agreement (the “Stockholders Agreement”) with Riverstone Echo Continuation Holdings, L.P., Riverstone Echo Rollover Holdings, L.P., and their respective affiliates (collectively, the “Riverstone Stockholders”). The Stockholders Agreement provided for the composition of the Company’s initial post-Conversion Board. In addition, for so long as the Riverstone Stockholders hold at least 30% of the Company’s Common Stock, the Company agreed that it would not, without the approval of the Riverstone Stockholders, undertake certain specified actions set forth in the Stockholders Agreement.
Subscription Agreements
On February 28, 2023, the Company entered into the Subscription Agreements with the Investors to sell Preferred Shares, having the terms set forth in the Company’s Certificate of Designations for Preferred Shares, in a private placement for gross proceeds of $249.1 million. The Investors include direct or indirect subsidiaries of Riverstone, In-Cap, among other others. Certain directors and officers of the Company also are Investors, including Ralph Alexander, John C. Bumgarner, Jr., Gary L. Whitlock, Thomas Meth, and John K. Keppler.
On June 15, 2023, the Company’s stockholders approved the issuance of 6,605,671 shares of Common Stock upon the conversion of all of the outstanding Preferred Shares. Accordingly, each Preferred Share was converted into one share of Common Stock and the Preferred Shares were cancelled.

PIPE Registration Rights Agreement
Pursuant to the Subscription Agreements, the Company entered into a registration rights agreement (the “PIPE Registration Rights Agreement”) as of March 20, 2023 with the Investors pursuant to which, among other things and subject to certain restrictions, the Company agreed to file with the SEC a registration statement on Form S-3 registering for resale the shares of Common Stock issuable upon conversion of the Preferred Shares. The PIPE Registration Rights Agreement also provides the Investors with customary demand and piggyback registration rights.
DIP Syndication Agreements
On March 15, 2024, the Debtors entered into the DIP Credit Agreement and on March 14, 2024, the Bankruptcy Court granted the Interim DIP Order. Following the issuance of the Interim DIP Order, the Company offered certain eligible holders of the Company’s Common Stock the opportunity to subscribe to participate in the syndication of up to $100.0 million aggregate principal amount of DIP Financing (the “Syndication”) pursuant to certain procedures (the “Syndication Procedures”). On May 3, 2024, the Bankruptcy Court entered the Final DIP Order approving the DIP Facility and the Syndication. As authorized by the Final DIP Order, participants in the Syndication became Lenders under the DIP Credit Agreement as of May 6, 2024. Participants in the Syndication include affiliates of John C. Bumgarner, Jr. and Pierre F. Lapeyre, Jr., each of whom is a current director of the Company. Such affiliates became Lenders under the DIP Credit Agreement on May 6, 2024.
William H. Schmidt Jr. Employment Agreement
On January 17, 2023, William H. Schmidt, Jr. stepped down from his position as Executive Vice President, Corporate Development, and General Counsel and was appointed to the position of Senior Advisor. In connection with this change, the Company approved the following amendments to Mr. Schmidt’s employment agreement (the “Revised Agreement”), effective May 1, 2023: (i) a base salary of $100,000, (ii) additional compensation of up to $12,500 per week, determined based on the number of hours worked per week in excess of an agreed upon threshold, payable in the Company’s discretion in cash, fully vested shares of common stock, or a combination thereof, and (iii) reimbursement for reasonable business-related expenses, subject to the Company’s business expense reimbursement policy. The Revised Agreement remained in effect until May 1, 2024 and shall thereafter renew on a month-to-month basis until terminated by either party. The Revised Agreement replaces and supersedes the Sixth Amended and Restated Employment Agreement, executed on June 4, 2022 (the “Prior Agreement”). Coincident with the effective date of the Revised Agreement, as a result of Mr. Schmidt’s transition to Senior Advisor, Mr. Schmidt will also receive the following severance payments payable in 24 monthly installments: (i) $525,000, Mr. Schmidt’s base salary under the Prior Agreement, (ii) $656,250, Mr. Schmidt’s target annual bonus under the Prior Agreement, (iii) $218,750, a pro-rated target annual bonus for 2023, (iv) reimbursement for benefit continuation payments under the Company’s group health plans equal to the amount Mr. Schmidt pays to effect and continue such coverage for up to 18 months following the effective date of the Revised Agreement, and (v) vesting of all outstanding equity awards under the Company’s long-term incentive plan which, for purposes of any awards subject to performance-based criteria, will be determined based on target performance.
Procedures for Review, Approval, and Ratification of Transactions with Related Persons
Our Board has adopted a written Code of Business Conduct and Ethics, pursuant to which certain conflicts or potential conflicts of interest that may arise between Enviva, on the one hand, and any director, officer, or employee of Enviva (each, a “Covered Person”), on the other, must be brought to the attention of the Board if the Covered Person has (i) a direct interest in any such conflict where the amount involved exceeds $120,000 or (ii) a material indirect interest in any such conflict. The resolution of any such conflict or potential conflict should, at the discretion of the Board in light of the circumstances, be determined by a majority of the disinterested directors.
Under the provisions of our Code of Business Conduct and Ethics, any executive officer must avoid conflicts of interest unless approved by our Board.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Fees and Services
The following table sets forth a summary of the aggregate fees billed to the Company for the audit and other services rendered by Ernst & Young LLP (“EY”), our independent registered public accounting firm, for the fiscal years ended December 31, 2023 and 2022.

	Year Ended December 31,
	2023	2022
	(in thousands)
Audit fees(1)	$4,875	$4,099
Audit related fees(2)	—	760
Tax fees(3)	—	—
All other fees(4)	—	5
Total	$4,875	$4,864
(1)Fees for financial statement audit and review services customary under generally accepted auditing standards or for the purpose of rendering an opinion or review on the financial statements related to the fiscal year then ended.
(2)Fees for assurance and related services traditionally performed by independent accountants, including internal control reviews, due diligence related to mergers and acquisitions, accounting consultations, and audits in connection with acquisitions, audits in which we engaged related to an acquisition, and to a less-than-wholly owned subsidiary, and work performed in connection with a registration statement or issuance of a comfort letter.
(3)Fees and related expenses billed for permitted tax services, including tax compliance, tax advice, and tax planning and preparation.
(4)Fees for use of the EY global accounting and financial reporting research tool.

PART IV
ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    Certain documents are filed as a part of this Annual Report and are incorporated by reference and found on the pages below.
1.Financial Statements—Please read Part II, Item 8. “Financial Statements and Supplementary Data—Index to Financial Statements.”
2.Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 2023, 2022 and 2021. All other schedules have been omitted because they are either not applicable, not required or the information called for therein appears in the consolidated financial statements or notes thereto.
3.Exhibits—Exhibits required to be filed by Item 601 of Regulation S‑K set forth below are incorporated herein by reference.

ENVIVA INC. AND SUBSIDIARIES
Schedule II - Valuation and Qualifying Accounts
For the Years Ended December 31, 2023, 2022 and 2021
(In thousands)

			Additions (Deductions) Charged to:
Year Ended December 31,	Description	Balance at Beginning of Period	Costs and Expenses	Other Accounts	Deductions	Balance at the End of Period
2023	Deferred tax asset valuation allowance	$227,734	$(231)	$111,313	$—	$338,816
2022	Deferred tax asset valuation allowance	142,822	2,264	82,648	—	227,734
2021	Deferred tax asset valuation allowance	2,038	—	140,784	—	142,822

EXHIBIT INDEX

Exhibit Number	Exhibit
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

4.2	Form of 6.500% 2026 Notes (included in Exhibit 4.1)
4.3	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Exhibit 4.3, Form 10-K filed March 4, 2022, File No. 001-37363)
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

4.6	Certificate of Designations of the Series A Preferred Stock of the Company, dated March 20, 2023 (Exhibit 4.1, Form 8-K filed March 24. 2023, File No. 001-37363)
4.7	Registration Rights Agreement, dated March 20, 2023 (Exhibit 4.2, Form 8-K filed March 24. 2023, File No. 001-37363)
10.1
Ninth Amendment to Credit Agreement, dated as of June 30, 2022, by and among Enviva Inc., Enviva, LP, certain other subsidiaries of Enviva Partners, LP, Barclays Bank PLC as administrative agent and collateral agent, and the other lenders and issuing banks party thereto (Exhibit 10.1, Form 8-K filed July 5, 2022, File No. 001-37363)

10.2
Tenth Amendment to Credit Agreement, dated as of January 14, 2023, by and among Enviva Inc., Enviva, LP, certain other subsidiaries of Enviva Partners, LP, Barclays Bank, PLC as administrative agent and collateral agent, and the other lenders and issuing banks party thereto (Exhibit 10.1, Form 8-K filed January 20, 2023, File No. 001-37363)

10.3
Eleventh Amendment to Credit Agreement, dated as of January 17, 2023, by and among Enviva Inc., Enviva, LP, certain other subsidiaries of Enviva Partners, LP, Barclays Bank PLC as administrative agent and collateral agent, and the other lenders and issuing banks party thereto (Exhibit 10.2, Form 8-K filed January 20, 2023, File No. 001-37363)

10.4
Twelfth Amendment to Credit Agreement, dated as of February 24, 2023, by and among Enviva Inc., Enviva, LP, certain other subsidiaries of Enviva Partners, LP, Barclays Bank PLC as administrative agent and collateral agent, and the other lenders and issuing banks party thereto (Exhibit 10.3, Form 10-K filed March 1, 2023, File No. 001-37363)

10.5
Loan and Guaranty Agreement, dated as of July 1, 2022, by and among The Industrial Development Authority of Sumter County, Enviva Inc. and certain subsidiaries of Enviva Inc. (Exhibit 10.1, Form 8-K filed July 19, 2022, File No. 001-37363)

10.6
Loan and Guaranty Agreement, dated as of November 1, 2022, by and among the Mississippi Business Finance Corporation, Enviva Inc., and certain subsidiaries of Enviva Inc. (Exhibit 10.1, Form 8-K filed November 22, 2022, File No. 001-37363)

10.7	Second Amended and Restated Credit Agreement by and between Enviva Wilmington Holdings, LLC and Enviva, LP dated April 2, 2019 (Exhibit 10.4, Form 10-Q filed May 9, 2019, File No. 001-37363)
10.8
First Amendment to Second Amended and Restated Credit Agreement by and between Enviva Wilmington Holdings, LLC and Enviva, LP, dated May 23, 2022 (Exhibit 10.7, Form 10-K filed March 1, 2023, File No. 001-37363)

10.9
Support Agreement, dated October 14, 2021, by and among Enviva Partners, LP, the persons set forth on Schedule I attached thereto, and the other parties named therein (Exhibit 10.1, Form 8-K filed October 15, 2021, File No. 001-37363)

10.10
Restructuring Support Agreement, dated as of March 12, 2024, by and among Enviva Inc., certain of its subsidiaries, the lenders party thereto, and certain investment funds and entities affiliated with Enviva Inc. (Exhibit 10.1, Form 8-K filed March 13, 2024, File No. 001-37363)

10.11
Restructuring Support Agreement, dated as of March 12, 2024, by and among Enviva Inc., certain of its subsidiaries, the lenders party thereto, and certain investment funds and entities affiliated with Enviva Inc. (Exhibit 10.2, Form 8-K filed March 13, 2024, File No. 001-37363)

10.12*
Amendment to Restructuring Support Agreement, dated as of June 10, 2024, by and among Enviva Inc., certain of its subsidiaries, the lenders party thereto, and certain investment funds and entities affiliated with Enviva Inc.

10.13
Debtor-In-Possession Credit and Note Purchase Agreement, dated as of March 15, 2024, by and among the Company, the DIP Creditors party thereto, Seaport, as Co-Administrative Agent and Acquiom, as Co-Administrative Agent and Collateral Agent (Exhibit 10.1, Form 8-K filed March 15, 2024, File No. 001-37363)

Exhibit Number	Exhibit
10.14*
Amendment to Debtor-In-Possession Credit and Note Purchase Agreement, dated as of May 1, 2024, by and among the Company, the DIP Creditors party thereto, Seaport, as Co-Administrative Agent and Acquiom, as Co-Administrative Agent and Collateral Agent

10.15*
Amendment NO. 2 to Debtor-In-Possession Credit and Note Purchase Agreement, dated as of June 28, 2024, by and among the Company, the DIP Creditors party thereto, Seaport, as Co-Administrative Agent and Acquiom, as Co-Administrative Agent and Collateral Agent

10.16*
Amendment NO. 3 to Debtor-In-Possession Credit and Note Purchase Agreement, dated as of July 29, 2024, by and among the Company, the DIP Creditors party thereto, Seaport, as Co-Administrative Agent and Acquiom, as Co-Administrative Agent and Collateral Agent

10.17†
Fourth Amended and Restated Employment Agreement by and between Enviva Management Company, LLC and Shai S. Even, dated December 1, 2021 (Exhibit 10.26, Form 10-K filed March 4, 2022, File No. 001-37363)

10.18†
Sixth Amended and Restated Employment Agreement by and between Enviva Management Company, LLC and Edward Royal Smith, dated December 1, 2021 (Exhibit 10.27, Form 10-K filed March 4, 2022, File No. 001-37363)

10.19†
Sixth Amended and Restated Employment Agreement by and between Enviva Management Company, LLC and Thomas Meth, dated November 14, 2022 (Exhibit No. 10.16, Form 10-K filed March 1, 2023, File No. 001-37363)

10.20†
Separation and General Release Agreement, effective as of August 29, 2023, among Enviva Inc., Enviva Management Company, LLC, and Shai S. Even (Exhibit 10.1, Form 8-K filed August 30, 2023, File No. 001-37363)

10.21*†	Amended and Restated Employment Agreement, dated as of November 9, 2023, between Enviva Management Company, LLC and Glenn T. Nunziata
10.22*†	Third Amended and Restated Employment Agreement, dated as of June 4, 2022, between Enviva Management Company, LLC and Yana Kravtsova
10.23†	Indemnification Agreement between Enviva Inc. and Glenn T. Nunziata, dated as of August 28, 2023 (Exhibit 10.3, Form 8-K filed August 30, 2023, File No. 001-37363)
10.24*†	Letter Agreement, dated November 8, 2023, by and between Enviva Management Company, LLC and Thomas Meth
10.25*†	Incentive Bonus Agreement, dated November 30, 2023, by and between Enviva Management Company, LLC and Thomas Meth
10.26†	Enviva Inc. Annual Incentive Compensation Plan (Exhibit 10.2, Form 8-K, filed December 31, 2021, File No. 001-37363)
10.27†	Enviva Inc. Long-Term Incentive Plan, effective as of December 31, 2021 (Exhibit 10.1, Form 8-K filed January 3, 2022, File No. 001-37363)
10.28†	Form of Restricted Stock Unit Award Grant Notice and Award Agreement (Employee) (Exhibit 10.33, Form 10-K filed March 4, 2022, File No. 001-37363)
10.29†	Form of Restricted Stock Unit Award Grant Notice and Award Agreement (Director) (Exhibit 10.34, Form 10-K filed March 4, 2022, File No. 001-37363)
10.30†	Form of Stock Award Grant Notice and Award Agreement (Exhibit 10.35, Form 10-K filed March 4, 2022, File No. 001-37363)
10.31†	Form of Performance-Based Restricted Stock Unit Award Grant Notice and Award Agreement (Exhibit 10.36, Form 10-K filed March 4, 2022, File No. 001-37363)
10.32†	Form of Indemnification Agreement (Exhibit 10.3, Form 8-K, filed December 31, 2021, File No. 001-37363)
10.33†	Stock Grant and Agreement Form (Exhibit 10.6, Form 10-Q filed May 4, 2023, File No. 000-37363)
10.34*†	Form of Cash Retention Award Grant Notice and Agreement
10.35*†	Amended and Restated Employment Agreement, dated as of November 9, 2023, between Enviva Management Company, LLC and Jason Paral
10.36*†	Employment Agreement, dated as of October 1, 2022 between Enviva Management Company, LLC and Mark Coscio
10.37*†	Employment Agreement, dated as of January 17, 2023, between Enviva Management Company, LLC and John-Paul Taylor
10.38
Backstop Commitment Agreement, dated as of August 30, 2024, by and among Enviva Inc., certain of its subsidiaries, and certain other parties thereto (Exhibit 10.1 Form 8-K filed September 3, 2024, File No. 001-37363)

10.39
Exit Facility Commitment Letter, dated as of August 30, 2024, by and among Enviva Inc., certain of its subsidiaries, and certain other parties thereto (Exhibit 10.2, Form 8-K filed September 3, 2024, File No. 001-37363)

21.1*	List of Subsidiaries of Enviva Inc.
24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10‑K)
31.1*	Certification of Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1**	Certification of Interim Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
97.1*	Enviva Inc. Policy on Recovery of Erroneously Awarded Compensation and Clawback of Compensation Related to Misconduct, adopted as of November 1, 2023

Exhibit Number	Exhibit
99.1	Joint Chapter 11 Plan of Reorganization of Enviva Inc. and Its Debtor Affiliates (Exhibit 99.1, Form 8-K filed September 3, 2024, File No. 001-37363)
99.2	Disclosure Statement for the Joint Chapter 11 Plan or Reorganization of Enviva Inc. and Its Debtor Affiliates (Exhibit 99.2, Form 8-K filed September 3, 2024, File No. 001-37363)
101
The following financial information from Enviva Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

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

ENVIVA INC.

Date: October 3, 2024	By:	/s/ Glenn T. Nunziata
Glenn T. Nunziata
Title: Interim Chief Executive Officer and Chief Financial Officer

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

Name	Title	Date

/s/ GLENN T. NUNZIATA	Interim Chief Executive Officer, Chief Financial Officer, and Director	October 3, 2024
Glenn T. Nunziata	(Principal Executive Officer and Principal Financial Officer)

/s/ RALPH ALEXANDER	Director	October 3, 2024
Ralph Alexander

/s/ JOHN C. BUMGARNER, JR	Director	October 3, 2024
John C. Bumgarner, Jr.

/s/ MARTIN N. DAVIDSON	Director	October 3, 2024
Martin N. Davidson

/s/ JIM H. DERRYBERRY	Director	October 3, 2024
Jim H. Derryberry

/s/ JOHN K. KEPPLER	Director	October 3, 2024
John K. Keppler

/s/ GERRIT L. LANSING, JR.	Director	October 3, 2024
Gerrit L. Lansing, Jr.

/s/ PIERRE F. LAPEYRE, JR.	Director	October 3, 2024
Pierre F. Lapeyre, Jr.

/s/ DAVID M. LEUSCHEN	Director	October 3, 2024
David M. Leuschen

/s/ THOMAS METH	Director	October 3, 2024
Thomas Meth

/s/ GARY L. WHITLOCK	Director	October 3, 2024
Gary L. Whitlock

/s/ JANET S. WONG	Director	October 3, 2024
Janet S. Wong

/s/ EVA T. ZLOTNICKA	Director	October 3, 2024
Eva T. Zlotnicka